Form 10-K
period 2008-12-31
AVALONBAY COMMUNITIES INC
filed 2009-03-02
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Yes ☑       No☐
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
Yes ☐       No ☑
The aggregate market value of the Registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2008 was $6,818,282,578.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2009 was 79,745,531.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2009 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included in this Form 10-K. You should also review Item 1a., “Risk Factors,” for a discussion of various risks that could adversely affect us.
ITEM 1. BUSINESS
General
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier-to-entry markets of the United States. These barriers-to-entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. We focus on these markets because we believe that over the long term, a limited new supply of apartment homes and lower housing affordability in these markets will result in larger increases in cash flows relative to other markets.
At January 31, 2009, we owned or held a direct or indirect ownership interest in:
•	164 operating apartment communities containing 45,728 apartment homes in ten states and the District of Columbia, of which (i) seven wholly owned communities containing 2,143 apartment homes were under redevelopment, as discussed below and (ii) 19 communities containing 3,829 apartment homes, of which two communities containing 467 apartment homes were under redevelopment, were held by the Fund (as defined below), which we manage and in which we own a 15.2% equity interest;

•	14 communities under construction that are expected to contain an aggregate of 4,564 apartment homes when completed; and

•	rights to develop an additional 27 communities that, if developed in the manner expected, will contain an estimated 7,304 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.
Our real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.
Our principal financial goal is to increase long-term stockholder value through the development, acquisition, operation and ultimate disposition of apartments in our high barrier-to-entry markets. To help fulfill this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire apartment communities in high barrier-to-entry markets with growing or high potential for demand and high for-sale housing costs, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales, and (iv) endeavor to maintain a capital structure that is aligned with our business risks such that we maintain continuous access to cost-effective capital. Our long-term strategy is to more deeply penetrate the high barrier-to-entry markets in our chosen regions with a broad range of products and services and intense focus on our customer. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
During the three years ended December 31, 2008, excluding acquisitions for the Fund (as defined below), we acquired two apartment communities and purchased our partner’s interest in a joint venture that owns an apartment community. All three communities’ financial results are consolidated for financial reporting purposes. During the same three-year period, excluding dispositions in which we retained an ownership interest, we disposed of 18 apartment communities, including a community held by a joint venture in which we held a 25% equity interest, disposed of one investment in a real estate joint venture and completed the development of 27 apartment communities and the redevelopment of seven apartment communities, including communities we redeveloped for the Fund (as defined below).
During this period, we also realized gains from the sale of a community owned by AvalonBay Value Added Fund, L.P. (the “Fund”), an institutional discretionary investment fund, which we manage and in which we own a 15.2% interest. The Fund acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. Since its inception in March 2005, the Fund has acquired 20 communities and sold one community in 2008. The investment period for the Fund ended in March 2008.
In September 2008, we formed AvalonBay Value Added Fund II, L.P. (“Fund II”), an additional private, discretionary investment vehicle which we manage and in which we currently own a 45% interest. At final closing, the aggregate investor commitments to Fund II and our commitment and percentage interest in Fund II may change.
Fund II will seek to create value through redevelopment, enhanced operations and/or improving market fundamentals of communities that it will acquire, principally in our markets. A more detailed description of the Fund and Fund II and the related investment activity can be found in the discussion under Item I., “Business — General — Financing Strategy” and Note 6, “Investments in Real Estate Entities” of the Consolidated Financial Statements in Item 8 of this report.
During 2008, we sold 11 assets including one Fund asset, resulting in a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $288,384,000.
As a result of the recent economic downturn and corresponding adverse impacts on employment and credit availability, we decreased our construction volume during 2008 (as measured by total projected capitalized cost at completion) and reduced our planned development activity for 2009. We do not anticipate starting any new development during the first half of 2009. Development starts in the second half of 2009, if any, will be evaluated based on our assessment of economic, real estate and capital market conditions at that time. We do anticipate an increase in our redevelopment activity for both wholly owned assets and assets held by the Fund.
For 2009, we anticipate asset sales in the range of $100,000,000 to $200,000,000, dependent on strategic and value realization opportunities. The level of our disposition activity also depends on real estate and capital market conditions. A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.

Development Strategy. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in high barrier-to-entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Alexandria, Virginia, we also maintain regional offices, administrative offices or specialty offices in or near the following cities:
•	Boston, Massachusetts;

•	Chicago, Illinois;

•	Long Island, New York;

•	Los Angeles, California;

•	New York, New York;

•	Newport Beach, California;

•	San Francisco, California;

•	San Jose, California;

•	Seattle, Washington;

•	Shelton, Connecticut;

•	Virginia Beach, Virginia; and

•	Woodbridge, New Jersey.
After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts allow us to acquire the target site shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. We currently own land that is held for development with an aggregate carrying basis under GAAP of $239,456,000 on which we have not yet commenced construction.
Except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers, when we start construction we act as our own general contractor and construction manager. We generally perform these functions directly (although we may use a wholly owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.
When there is increased competition for desirable development opportunities, we will in some cases be engaged in more complicated developments. For example, at times we have acquired and may in the future acquire existing commercial buildings with the intent to pursue rezoning, tenant terminations or expirations and demolition of the existing structures. During the period that we hold these buildings for future development, the net revenue from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.
Throughout this report, the term “development” is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to “construction” refer to the actual construction of the property, which is only one element of the development cycle.
Redevelopment Strategy. When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have established a dedicated group of associates and procedures to control both the cost and risks of redevelopment. Our redevelopment teams, which include key redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phases.
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
Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. In 2005 we formed the Fund which, until its investment period closed in March 2008, served as the exclusive vehicle through which we acquired additional investments in apartment communities, subject to limited exceptions. In September 2008, we formed Fund II, which will serve as the exclusive vehicle through which we will acquire additional investments in apartment communities until the earlier of September 2011 or until 90% of its committed capital is invested, subject to limited exceptions. As of December 31, 2008, Fund II had made no investments.
Property Management Strategy. We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses.
Our principal strategies to maximize revenue include:
•	strong focus on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	balancing high occupancy with premium pricing, and increasing rents as market conditions permit; and

•	managing community occupancy for optimal rental revenue levels.
Constraining growth in operating expenses is another way in which we seek to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We constrain growth in operating expenses in a variety of ways, which include the following, among others:
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
We generally manage the operation and leasing activity of our communities directly (although we may use a wholly owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner.
From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. In general, as a REIT we cannot directly provide services to our tenants that are not customarily provided by a landlord, nor can we share in the income of a third party that provides such services. However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” and is therefore subject to federal income taxes.
Financing Strategy. We have consistently maintained, and intend to continue to maintain, a capital structure that provides us with flexibility in meeting the financial obligations and opportunities presented by our real estate development and ownership business. We estimate that a portion of our short-term liquidity needs will be met from retained operating cash, borrowings under our variable rate unsecured credit facility and sales of current operating communities. If required to meet the balance of our current or anticipated liquidity needs, we will borrow funds under our existing unsecured credit facility, sell existing communities or land and/or issue additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, including interest rates, our short and long term liquidity needs, the adequacy of our expected liquidity sources, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.
We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies) or partnerships through which we would own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures or partnerships. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture or partnership is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller of land or of a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture or partnership vehicle is used. Investments in joint ventures or partnerships are not limited to a specified percentage of our assets. Each joint venture or partnership agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement.
From its inception in 2005 until the investment period closed in March 2008, the Fund was the exclusive vehicle through which we invested in the acquisition of apartment communities, subject to certain exceptions. In September 2008, we formed Fund II. Fund II will now serve as the exclusive vehicle through which we will invest in the acquisition of apartment communities, subject to certain exceptions, until the earlier of September 2011 or until 90% of its committed capital is invested. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for Fund II. Fund II does not restrict our development activities, and will terminate after a term of ten years, subject to two one-year extensions. Fund II has four institutional investors, including us, with a combined equity capital commitment of $333,000,000. A significant portion of the investments made in Fund II by its investors are being made through

AvalonBay Value Added REIT II, LP, a Delaware limited partnership that intends to qualify as a REIT under the Internal Revenue Code (the “Fund II REIT”). A wholly owned subsidiary of the Company is the general partner of Fund II and has committed $150,000,000 to Fund II and the Fund II REIT (none of which has been invested as of January 31, 2009) representing a 45% combined general partner and limited partner equity interest. At final closing, the aggregate investor commitments to Fund II and our commitment and percentage interest in Fund II may change.
As of January 31, 2009, Fund II has made no investments.
In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.
Other Strategies and Activities. While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. On occasion, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2008, we had a total of 425,251 square feet of rentable retail space that produced gross rental revenue in 2008 of $10,166,000 (1.2% of total revenue). If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. At present, through a taxable REIT subsidiary that is a 50% partner in Aria at Hathorne, LLC, we have an economic interest in the development of 64 for-sale town homes at a total projected capital cost of $23,621,000. This for-sale development is on a site that is adjacent to our Avalon Danvers community and that is zoned for for-sale development. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.
We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times we intend to make investments in a manner so as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code (or the Treasury Regulations), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT.
Tax Matters
We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.
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
Other Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov. In addition, you may read our SEC fillings at the offices of the New York Stock Exchange (“NYSE”), which is located at 20 Board Street, New York, New York 10005. Our SEC filings are available at the NYSE because our common stock is listed on the NYSE.
We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board’s Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Corporate Governance Guidelines and Code of Conduct, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 2900 Eisenhower Avenue, Suite 300, Alexandria, Virginia 22314, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2009, we had 1,830 employees.

ITEM 1a. RISK FACTORS
Our operations involve various risks that could have adverse consequences, including those described below. This Item 1a includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in this Form 10-K.
Development, redevelopment and construction risks could affect our profitability.
We intend to continue to develop and redevelop apartment home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may be exposed to the following risks:
•	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;

•	occupancy rates and rents at a community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

•	we may be unable to complete construction and lease up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a community, which may cause us to delay or abandon an opportunity;

•	we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties, such as the construction of shared infrastructure or other improvements; and

•	we may incur liability if our communities are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants, and a requirement that we undertake structural modifications to remedy the noncompliance. We are currently engaged in lawsuits alleging noncompliance with these statutes. See Item 3., “Legal Proceedings.”
We project construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty. Construction costs may increase, particularly for labor and certain materials and, for some of our Development Communities and Development Rights (as defined below), the total construction costs may be higher than the original budget. Total capitalized cost includes all capitalized costs projected to be incurred to develop or redevelop a community, determined in accordance with GAAP, including:
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
Unfavorable changes in market and economic conditions could hurt occupancy, rental rates, operating expenses, and the overall market value of our assets, including joint ventures and Fund investments.
Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our communities. The risks that may adversely affect conditions in those markets include the following:
•	plant closings, industry slowdowns and other factors that adversely affect the local economy;

•	an oversupply of, or a reduced demand for, apartment homes;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases;

•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and

•	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.
Changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability.
We must develop, construct and operate our communities in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord tenant laws and other laws generally applicable to business operations. Noncompliance with laws could expose us to liability.
Compliance with changes in (i) laws imposing remediation requirements and the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or (iii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes, may result in lower revenue growth or significant unanticipated expenditures.
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
Capital and credit market conditions may continue to adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings, and common stock price, among other things.
The capital and credit markets have been experiencing extreme volatility and disruption, and this has affected the amounts, sources and cost of capital available to us. For example, during 2008 we used secured property financing more than in the past, as the interest rate we incur for that source of financing has remained relatively steady, and we may continue to rely more heavily on secured financings. We are unable to predict whether, or to what extent or for how long, the current capital market conditions will persist. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to further limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high-interest rate or volatile economic environment. We believe that the lenders under our unsecured credit line will fulfill their lending obligations thereunder, but if economic conditions deteriorate further there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely impacted.
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
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2008, approximately 6.9% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents aggressively and, in consequence, can also limit increases in the value of the communities subject to these restrictions.
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
The mortgages on those of our properties subject to secured debt, our unsecured credit facility, our unsecured term loan and the indentures under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs.
Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to stockholders.
A decrease in rental revenue or other liquidity needs, including the repayment of indebtedness or funding of our development activities, could have an adverse effect on our ability to pay distributions to our stockholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community.
The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.
The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash you receive.
We may in the future distribute taxable dividends that are payable in part in our stock, as we did in the fourth quarter of 2008. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends, that may put downward pressure on the trading price of our stock.
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
Federal tax laws may limit our ability to earn a gain on the sale of a community (unless we own it through a subsidiary which will incur a taxable gain upon sale) if we are found to have held, acquired or developed the community primarily with the intent to resell the community, and this limitation may affect our ability to sell communities without adversely affecting returns to our stockholders. In addition, real estate in our markets can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the apartment communities in our portfolio promptly in response to changes in economic or other conditions.
Acquisitions may not yield anticipated results.
Subject to the requirements related to Fund II, we may in the future acquire apartment communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:
•	an acquired property may fail to perform as we expected in analyzing our investment; and

•	our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate.
Failure to succeed in new markets or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences.
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. As noted above, we also own and lease ancillary retail space when a retail component represents the best use of the space, as is often the case with large urban in-fill developments. Also, as noted in Item 1., “Business,” above, through a taxable REIT subsidiary that is a joint venture partner, we have a 50% economic interest in a 64 town home for-sale development with a total estimated capital cost at completion of $23,621,000, on a site adjacent to one of our communities. We may engage or have an interest in for-sale activity in the future. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in other activities. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures. We may be unsuccessful in owning and leasing retail space at our communities or in developing real estate with the intent to sell.
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
We formed the Fund which, through a wholly owned subsidiary, we manage as the general partner and in which we have invested approximately $48,000,000 at December 31, 2008, representing an equity interest of approximately 15%. This presents risks, including the following:
•	investors in the Fund may fail to make their capital contributions when due and, as a result, the Fund may be unable to execute its investment objectives;

•	our subsidiary that is the general partner of the Fund is generally liable, under partnership law, for the debts and obligations of the Fund, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Fund;

•	investors in the Fund holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by the Fund;

•	while we have broad discretion to manage the Fund and make investment decisions on behalf of the Fund, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Fund to make certain investments or implement certain decisions that we consider beneficial; and

•	we may be liable and/or our status as a REIT may be jeopardized if either the Fund, or the REIT through which a number of investors have invested in the Fund and which we manage, fails to comply with various tax or other regulatory matters.
We have also formed Fund II which, through a wholly owned subsidiary, we manage as the general partner and to which we have committed $150,000,000, representing a current equity interest of approximately 45%. This presents risks, including the following:
•	investors in Fund II may fail to make their capital contributions when due and, as a result, Fund II may be unable to execute its investment objectives;

•	our subsidiary that is the general partner of Fund II is generally liable, under partnership law, for the debts and obligations of Fund II, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of Fund II;

•	investors in Fund II holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by Fund II;

•	while we have broad discretion to manage Fund II and make investment decisions on behalf of Fund II, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause Fund II to make certain investments or implement certain decisions that we consider beneficial;

•	we can develop communities but have been generally prohibited from making acquisitions of apartment communities outside of Fund II, which is our exclusive investment vehicle until September 2011 or when 90% of Fund II’s capital is invested, subject to certain exceptions; and

•	we may be liable and/or our status as a REIT may be jeopardized if either Fund II , or the Fund II REIT through which a number of investors have invested in Fund II and which we manage, fails to comply with various tax or other regulatory matters.
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
Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management’s view, economically impractical.
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
Particularly in New England and the Midwest we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice as well as from delays in construction. In addition, inclement weather could increase the need for maintenance and repair of our communities.
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
In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.
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
Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of a number of the communities that we acquired. We implement an operations and maintenance program at each of the communities at which ACMs are detected. We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.
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
Additionally, we have occasionally been involved in developing, managing, leasing and operating various properties for third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which relate to the release or presence of hazardous or toxic substances. We are not aware of any material environmental liabilities with respect to properties managed or developed by us or our predecessors for such third parties.
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
ITEM 1b. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. COMMUNITIES
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights (as defined below). Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2008, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2007, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement.
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
As of December 31, 2008, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	23	5,351
Metro NY/NJ	17	5,309
Mid-Atlantic/Midwest	18	6,122
Pacific Northwest	6	1,320
Northern California	20	5,657
Southern California	11	3,430

Total Established	95	27,189

Other Stabilized Communities:
New England	10	3,130
Metro NY/NJ	14	4,044
Mid-Atlantic/Midwest	9	2,443
Pacific Northwest	4	1,058
Northern California	10	2,820
Southern California	9	1,675

Total Other Stabilized	56	15,170

Lease-Up Communities	4	759

Redevelopment Communities	9	2,610

Total Current Communities	164	45,728

Development Communities	14	4,564

Development Rights	27	7,304

Our holdings under each of the above categories are discussed on the following pages.
Current Communities
Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. The Current Communities, as of January 31, 2009, include 125 garden-style (of which 21 are mixed communities and include town homes), 22 high-rise and 17 mid-rise apartment communities. The Current Communities offer many attractive amenities including some or all of the following:
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

     Our Current Communities are located in the following geographic markets:

	Number of		Number of		Percentage of total
	communities at		apartment homes at		apartment homes at
	1-31-08	1-31-09	1-31-08	1-31-09	1-31-08	1-31-09
New England	36	36	9,600	9,077	20.2%	19.9%
Boston, MA	22	24	5,788	6,460	12.7%	14.2%
Fairfield County, CT	14	12	3,812	2,617	7.5%	5.7%

Metro NY/NJ	28	31	7,947	9,353	17.5%	20.4%
Long Island, NY	7	7	1,732	1,732	3.8%	3.8%
Northern New Jersey	5	5	1,618	1,618	3.6%	3.5%
Central New Jersey	6	7	2,042	2,258	4.5%	4.9%
New York, NY	10	12	2,555	3,745	5.6%	8.2%

Mid-Atlantic/Midwest	32	30	9,770	9,213	21.5%	20.2%
Baltimore, MD	9	8	1,987	1,830	4.4%	4.0%
Washington, DC	16	16	5,831	5,831	12.8%	12.8%
Chicago, IL	7	6	1,952	1,552	4.3%	3.4%

Pacific Northwest	12	11	3,111	2,746	6.8%	6.0%
Seattle, WA	12	11	3,111	2,746	6.8%	6.0%

Northern California	34	32	9,546	8,879	20.9%	19.4%
Oakland-East Bay, CA	7	8	2,089	2,394	4.6%	5.2%
San Francisco, CA	11	11	2,489	2,489	5.5%	5.4%
San Jose, CA	16	13	4,968	3,996	10.8%	8.8%

Southern California	21	24	5,958	6,460	13.1%	14.1%
Los Angeles, CA	11	12	3,214	3,345	7.1%	7.3%
Orange County, CA	7	8	1,686	1,896	3.7%	4.1%
San Diego, CA	3	4	1,058	1,219	2.3%	2.7%

	163	164	45,932	45,728	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2008, we completed construction of 4,036 apartment homes in 13 communities and sold 3,059 apartment homes in ten communities. In addition, the Fund sold 400 apartment homes in one community. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 14.0 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the average age of our Current Communities is 8.7 years.
Of the Current Communities, as of January 31, 2009, we own:
•	a full fee simple, or absolute, ownership interest in 125 operating communities, eight of which are on land subject to land leases expiring in October 2026, November 2028, July 2029, December 2034, January 2062, April 2095, April 2095, and March 2142;

•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;

•	a general partnership interest and an indirect limited partnership interest in the Fund, which owns a fee simple interest in 19 operating communities;

•	a general partnership interest in two partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of 10 communities;

•	a membership interest in 6 limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases expiring in September 2044 and November 2089; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006.
We also hold, directly or through wholly owned subsidiaries, the full fee simple ownership interest in the 14

Development Communities, all of which are currently consolidated for financial reporting purposes and three of which are subject to land leases expiring in September 2105, December 2105 and April 2106.
In our two partnerships structured as DownREITs, either AvalonBay or one of our wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2009, there were 19,430 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average economic				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at	occupancy				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/08	2008		2007		Apt (4)	Sq. Ft.		(5)
CURRENT COMMUNITIES

NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	237,855	16.1	1994	1,201	97.5%	97.6%		96.5%		1,826	1.48		16,461
Avalon Oaks	Wilmington, MA	204	237,167	22.5	1999	1,163	96.6%	95.6%		95.4%		1,481	1.22		21,275
Avalon Summit	Quincy, MA	245	224,974	8.0	1986/1996	918	95.5%	97.1%		96.0%		1,346	1.42		17,694
Avalon Essex	Peabody, MA	154	201,063	11.1	2000	1,306	95.5%	96.3%		96.5%		1,574	1.16		21,956
Avalon at Faxon Park	Quincy, MA	171	183,954	8.3	1998	1,076	94.2%	95.7%		95.9%		1,667	1.48		15,884
Avalon at Prudential Center	Boston, MA	780	759,130	1.0	1968/1998	973	96.2%	97.5%		97.0%		2,932	2.94		157,295
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,111	93.3%	93.9%		95.0%		1,400	1.18		16,874
Avalon Orchards	Marlborough, MA	156	179,227	23.0	2002	1,149	96.2%	97.0%		96.0%		1,572	1.33		21,351
Avalon at Flanders Hill	Westborough, MA	280	301,675	62.0	2003	1,077	94.6%	95.8%		96.0%		1,511	1.34		37,564
Avalon at Newton Highlands (8)	Newton, MA	294	339,537	7.0	2003	1,155	94.2%	96.2%		95.5%		2,300	1.92		56,815
Avalon at The Pinehills I	Plymouth, MA	101	151,629	6.0	2004	1,501	95.0%	95.9%		95.8%		1,856	1.19		19,984
Avalon at Crane Brook	Peabody, MA	387	433,778	20.0	2004	1,121	96.4%	96.4%		95.7%		1,360	1.17		54,824
Essex Place	Peabody, MA	286	250,473	18.0	2004	876	91.6%	88.8%	(2)	96.3%	(2)	1,155	1.17	(2)	34,565
Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	2005	1,149	93.5%	95.3%		95.6%		1,739	1.44		24,804
Avalon Chestnut Hill	Chestnut Hill, MA	204	271,899	4.7	2007	1,333	92.6%	93.1%		78.8%		2,337	1.63		60,353
Avalon Shrewsbury	Shrewsbury, MA	251	274,780	25.5	2007	1,095	92.8%	95.0%		84.3%		1,377	1.20		35,761
Avalon Danvers	Danvers, MA	433	512,991	75.0	2006	1,185	97.0%	86.4%		24.1%	(3)	1,407	1.03		85,550
Avalon Woburn	Woburn, MA	446	486,091	56.0	2007	1,090	98.4%	96.7%		61.4%	(3)	1,581	1.40		82,986
Avalon at Lexington Hills	Lexington, MA	387	511,454	23.0	2007	1,322	94.8%	71.1%	(3)	15.5%	(3)	1,811	2.91	(3)	86,351
Avalon Acton	Acton, MA	380	373,690	50.3	2007	983	95.3%	59.2%	(3)	7.5%	(3)	1,258	3.00	(3)	63,686
Avalon Sharon	Sharon, MA	156	178,628	27.2	2007	1,145	98.7%	62.3%	(3)	N/A		1,508	1.96	(3)	30,011
Avalon at Center Place (11)	Providence, RI	225	233,910	1.2	1991/1997	1,040	90.7%	94.5%		92.8%		2,174	1.98		29,254

Fairfield-New Haven, CT
Avalon Gates	Trumbull, CT	340	389,047	37.0	1997	1,144	96.5%	96.5%		94.9%		1,645	1.39		37,584
Avalon Glen	Stamford, CT	238	265,940	4.1	1991	1,117	95.8%	97.1%		97.2%		2,014	1.75		32,551
Avalon Springs	Wilton, CT	102	160,159	12.0	1996	1,570	90.2%	94.2%		96.5%		3,072	1.84		17,276
Avalon Valley	Danbury, CT	268	303,193	17.1	1999	1,131	90.7%	95.7%		96.8%		1,668	1.41		26,397
Avalon Orange	Orange, CT	168	161,795	9.6	2005	963	95.2%	95.3%		95.1%		1,554	1.54		22,097
Avalon on Stamford Harbor	Stamford, CT	323	337,572	12.1	2003	1,045	96.6%	96.5%		97.5%		2,544	2.35		62,931
Avalon New Canaan (9)	New Canaan, CT	104	145,118	9.1	2002	1,395	94.2%	96.1%		94.3%		2,910	2.00		24,379
Avalon at Greyrock Place	Stamford, CT	306	334,381	3.0	2002	1,093	93.8%	96.3%		97.5%		2,301	2.03		70,844
Avalon Danbury	Danbury, CT	234	238,952	36.0	2005	1,021	92.7%	96.0%		95.5%		1,651	1.55		35,534
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,283	91.0%	94.7%		96.2%		2,640	1.95		41,598
Avalon Milford I	Milford, CT	246	230,246	22.0	2004	936	97.2%	96.2%		96.1%		1,466	1.51		31,502
Avalon Huntington	Shelton, CT	99	145,573	7.1	2008	1,470	34.3%	17.0%	(3)	N/A		2,421	0.28	(3)	23,956

METRO NY/NJ
Long Island, NY
Avalon Commons	Smithtown, NY	312	385,290	20.6	1997	1,235	92.9%	95.0%		95.4%		2,145	1.65		34,068
Avalon Towers	Long Beach, NY	109	135,036	1.3	1990/1995	1,239	95.4%	97.4%		96.8%		3,596	2.83		21,482
Avalon Court	Melville, NY	494	601,342	35.4	1997/2000	1,217	93.5%	94.2%		95.3%		2,474	1.91		60,189
Avalon at Glen Cove South (11)	Glen Cove, NY	256	262,285	4.0	2004	1,025	93.0%	95.8%		94.5%		2,362	2.21		67,965
Avalon Pines I	Coram, NY	298	364,124	32.0	2005	1,222	93.6%	95.8%		95.7%		1,985	1.56		46,876
Avalon at Glen Cove North (11)	Glen Cove, NY	111	100,851	1.3	2007	909	93.7%	96.8%		50.2%	(3)	2,080	2.22		39,913
Avalon Pines II	Coram, NY	152	183,857	42.0	2006	1,210	92.1%	95.2%		96.3%		1,974	1.55		24,755

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average economic				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at	occupancy				$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/08	2008		2007		Apt (4)	Sq. Ft.		(5)
Northern New Jersey
Avalon Cove	Jersey City, NJ	504	640,467	11.0	1997	1,271	97.6%	96.1%		97.5%		3,014	2.28		93,461
Avalon at Edgewater	Edgewater, NJ	408	438,670	7.6	2002	1,075	96.8%	96.3%		95.2%		2,399	2.15		75,355
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	97.0%	95.8%		96.1%		2,696	2.11		42,114
Avalon Lyndhurst	Lyndhurst, NJ	328	352,462	5.8	2006	1,075	94.5%	94.9%		57.0%	(3)	2,205	1.95		80,978

Central New Jersey
Avalon Run East (8)	Lawrenceville, NJ	206	274,933	27.1	1996	1,335	97.1%	95.1%		96.2%		1,638	1.17		16,462
Avalon Watch	West Windsor, NJ	512	496,141	64.4	1988	969	95.1%	96.0%		95.6%		1,438	1.42		30,196
Avalon at Freehold	Freehold, NJ	296	317,416	40.3	2002	1,072	97.0%	96.2%		97.5%		1,780	1.60		34,810
Avalon Run East II	Lawrenceville, NJ	312	341,292	70.5	2003	1,094	95.5%	96.0%		96.2%		1,820	1.60		52,201
Avalon Run (7)	Lawrenceville, NJ	426	443,168	9.0	1994	1,040	97.2%	96.0%		96.2%		1,477	1.36		60,263
Avalon at Tinton Falls	Tinton Falls, NJ	216	240,747	35.0	2007	1,115	95.8%	56.3%	(3)	N/A		1,412	2.83	(3)	40,518

New York, NY
Avalon Gardens	Nanuet, NY	504	617,992	62.5	1998	1,226	96.6%	97.0%		96.9%		2,148	1.70		55,580
Avalon Green	Elmsford, NY	105	115,038	16.9	1995	1,096	97.1%	97.4%		97.3%		2,415	2.15		13,951
Avalon Willow	Mamaroneck, NY	227	240,459	4.0	2000	1,059	94.7%	98.0%		96.5%		2,299	2.13		47,570
The Avalon	Bronxville, NY	110	148,335	1.5	1999	1,349	96.4%	97.7%		97.4%		3,700	2.68		31,544
Avalon on the Sound (11)	New Rochelle, NY	412	415,369	2.4	2001	1,008	97.3%	96.2%		95.2%		2,269	2.17		117,260
Avalon Riverview I (11)	Long Island City, NY	372	352,988	1.0	2002	949	95.2%	96.8%		97.6%		3,229	3.30		94,698
Avalon Bowery Place I	New York, NY	206	162,000	1.1	2006	786	94.7%	96.2%		89.8%		3,982	4.87		92,216
Avalon Riverview North (11)	Long Island City, NY	602	519,092	1.8	2007	862	96.3%	92.2%	(3)	30.6%	(3)	3,575	3.82	(3)	173,788
Avalon on the Sound East (11)	New Rochelle, NY	588	622,999	1.7	2007	1,060	96.1%	79.6%	(3)	27.8%	(3)	3,463	2.60	(3)	179,477
Avalon Bowery Place II	New York, NY	90	73,624	1.1	2007	818	84.4%	97.1%		42.4%	(3)	3,754	4.46		55,623

MID-ATLANTIC/MIDWEST
Baltimore, MD
Avalon at Fairway Hills	Columbia, MD	192	193,784	15.0	1987/1996	1,009	97.4%	94.6%		95.8%		1,275	1.19		10,436
Avalon at Fairway Hills II (7)	Columbia, MD	192	192,560	29.0	1987/1996	1,003	95.8%	93.9%		95.9%		1,297	1.21		12,656
Avalon Symphony Woods (SGlen)	Columbia, MD	176	179,880	10.0	1986	1,022	86.4%	88.8%	(2)	93.2%		1,354	1.18	(2)	11,706
Avalon at Fairway Hills III (7)	Columbia, MD	336	337,683	15.0	1987/1996	1,005	94.3%	94.8%		95.5%		1,416	1.34		29,596
Avalon Symphony Woods (SGate)	Columbia, MD	215	214,670	12.7	1986/2006	998	86.1%	90.3%	(2)	93.5%		1,233	1.12	(2)	38,782

Washington, DC
Avalon at Foxhall	Washington, DC	308	297,876	2.7	1982	967	93.5%	96.3%		96.2%		2,291	2.28		44,994
Avalon at Gallery Place I	Washington, DC	203	184,157	0.5	2003	907	97.0%	96.7%		95.4%		2,511	2.68		49,045
Avalon at Decoverly	Rockville, MD	368	368,732	24.0	1991/1995	1,002	96.5%	96.2%		96.2%		1,462	1.40		32,842
Avalon Fields I	Gaithersburg, MD	192	197,280	5.0	1996	1,028	97.9%	96.7%		97.3%		1,391	1.31		14,468
Avalon Fields II	Gaithersburg, MD	96	100,268	5.0	1998	1,044	97.9%	97.0%		95.9%		1,580	1.47		8,333
Avalon Knoll	Germantown, MD	300	290,544	26.7	1985	968	96.3%	96.5%		96.0%		1,215	1.21		9,000
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	387,884	10.2	2003	1,005	98.4%	96.8%		95.0%		1,774	1.71		82,340
Avalon at Grosvenor Station	North Bethesda, MD	497	472,001	10.0	2004	950	95.6%	97.0%		95.8%		1,825	1.86		82,181
Avalon at Traville (8)	North Potomac, MD	520	575,529	47.9	2004	1,107	96.5%	97.0%		96.2%		1,761	1.54		70,014
Avalon at Decoverly II	Rockville, MD	196	182,560	10.8	2007	931	93.4%	95.2%		85.3%	(3)	1,540	1.57		30,594
Avalon Fair Lakes	Fairfax, VA	420	354,945	24.3	1989/1996	845	92.4%	93.3%	(2)	90.0%	(2)	1,380	1.52	(2)	37,872
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	96.8%	96.2%		96.2%		1,811	2.03		39,215
Avalon at Cameron Court	Alexandria, VA	460	478,068	16.0	1998	1,039	94.6%	96.2%		95.6%		1,874	1.73		44,124
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	96.5%	96.7%		97.0%		1,558	1.43		11,874
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	93.9%	96.5%		95.6%		1,944	1.71		57,915
Avalon at Arlington Square	Arlington, VA	842	628,433	20.1	2001	746	94.8%	96.8%		96.6%		1,879	2.44		113,201

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/08	2008		2007		Apt (4)	Sq. Ft.		(5)
Chicago, IL
Avalon at Danada Farms (8)	Wheaton, IL	295	351,206	19.2	1997	1,191	95.6%	96.2%		95.5%		1,432	1.16		40,030
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,124	12.7	1997	1,235	94.8%	96.7%		96.1%		1,460	1.14		22,238
Avalon Arlington Heights	Arlington Heights, IL	409	352,236	2.8	1987/2000	861	96.6%	96.2%		94.3	% (2)	1,543	1.72		56,947

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	219,075	8.4	1991/1997	987	91.4%	86.4	% (2)	90.1	% (2)	1,374	1.20	(2)	31,882
Avalon at Bear Creek	Redmond, WA	264	296,530	22.2	1998	1,123	93.9%	96.6%		95.5%		1,437	1.24		35,858
Avalon Bellevue (8)	Bellevue, WA	202	170,965	1.7	2001	846	95.0%	94.8%		96.6%		1,609	1.80		30,966
Avalon RockMeadow	Bothell, WA	206	246,683	11.2	2000	1,197	95.6%	95.2%		96.6%		1,332	1.06		24,993
Avalon WildReed (8)	Everett, WA	234	266,580	23.0	2000	1,139	95.3%	95.8%		96.7%		1,153	0.97		23,096
Avalon HighGrove (8)	Everett, WA	391	428,962	19.0	2000	1,097	93.4%	94.8%		96.6%		1,131	0.98		39,879
Avalon ParcSquare (8)	Redmond, WA	124	131,706	2.0	2000	1,062	95.2%	96.9%		96.5%		1,628	1.49		19,516
Avalon Brandemoor (8)	Lynwood, WA	424	465,257	27.0	2001	1,097	94.6%	95.1%		96.1%		1,214	1.05		45,671
Avalon Belltown	Seattle, WA	100	95,201	0.7	2001	952	97.0%	95.3%		97.2%		1,813	1.82		18,499
Avalon Meydenbauer	Bellevue, WA	368	333,502	3.6	2008	906	93.5%	48.1	% (3)	N/A		1,783	1.89	(3)	89,119

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	386,277	14.3	1994	1,254	97.1%	96.3%		97.4%		1,769	1.36		56,939
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	95.6%	96.7%		97.3%		1,578	1.74		28,366
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	97.8%	96.8%		95.8%		1,443	1.74		63,005
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	94.2%	96.7%		97.6%		1,293	1.73		22,738
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	93.8%	93.9%		96.5%		1,279	1.45		62,190
Avalon at Willow Creek	Fremont, CA	235	191,935	13.5	1985/1994	817	98.3%	97.0%		98.1%		1,558	1.85		36,493
Avalon at Dublin Station I	Dublin, CA	305	300,760	4.7	2006	986	95.4%	67.6	% (3)	2.0	% (3)	1,723	2.02	(3)	84,269

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	95.4%	97.0%		98.1%		1,593	2.13		27,534
Avalon at Nob Hill	San Francisco, CA	185	108,712	1.4	1990/1995	588	97.3%	96.8%		96.9%		1,957	3.22		28,191
Crowne Ridge	San Rafael, CA	254	222,685	21.9	1973/1996	877	95.3%	96.8%		97.8%		1,509	1.67		33,100
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	97.2%	97.1%		97.1%		1,633	2.05		44,168
Avalon Towers by the Bay	San Francisco, CA	227	285,881	1.0	1999	1,259	97.4%	97.5%		97.6%		3,140	2.43		67,049
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	97.3%	97.0%		96.9%		1,682	1.92		32,360
Avalon Sunset Towers	San Francisco, CA	243	171,854	16.0	1961/1996	707	97.1%	96.3%		96.9%		1,943	2.64		28,879
Avalon at Diamond Heights	San Francisco, CA	154	123,566	3.0	1972/1994	802	94.2%	95.9	% (2)	97.7%		1,852	2.21	(2)	27,679
Avalon at Mission Bay North	San Francisco, CA	250	240,368	1.4	2003	961	96.8%	96.0%		94.5%		3,320	3.32		92,936

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/08	2008		2007		Apt (4)	Sq. Ft.		(5)
San Jose, CA
Avalon Campbell	Campbell, CA	348	329,816	10.8	1995	948	96.0%	96.9%		97.7%		1,761	1.80		60,533
CountryBrook	San Jose, CA	360	322,992	14.0	1985/1996	897	95.0%	95.9%		97.0%		1,584	1.69		52,751
Avalon at River Oaks	San Jose, CA	226	211,750	4.0	1990/1996	937	95.1%	97.3%		98.3%		1,713	1.78		45,008
Avalon at Parkside	Sunnyvale, CA	192	204,510	8.0	1991/1996	1,065	98.4%	97.3%		97.5%		1,987	1.82		38,327
Avalon on the Alameda	San Jose, CA	305	320,464	8.9	1999	1,051	94.8%	97.3%		97.7%		2,108	1.95		56,905
Avalon Rosewalk	San Jose, CA	456	459,162	16.6	1997/1999	1,007	97.4%	96.4%		97.2%		1,748	1.67		79,863
Avalon Silicon Valley	Sunnyvale, CA	710	659,729	13.6	1997	929	95.8%	96.1%		96.2%		2,049	2.12		123,316
Avalon Mountain View (9)	Mountain View, CA	248	211,552	10.5	1986	853	84.7%	88.0	% (2)	96.6%		1,923	1.98	(2)	56,180
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	94.6%	97.6%		98.0%		1,536	2.05		43,471
Avalon at Cahill Park	San Jose, CA	218	221,933	3.8	2002	1,018	97.7%	97.6%		97.7%		2,121	2.03		52,707
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	97.2%	97.3%		97.0%		2,810	2.64		65,753
Countrybrook II	San Jose, CA	80	64,554	3.6	2007	807	91.3%	96.8%		95.9	% (3)	1,552	1.86		17,891

SOUTHERN CALIFORNIA
Orange County, CA
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	98.6%	96.3%		97.7%		1,707	1.95		10,417
Avalon Mission Viejo	Mission Viejo, CA	166	124,770	7.8	1984/1996	752	92.8%	95.4%		96.1%		1,351	1.71		14,095
Avalon at South Coast	Costa Mesa, CA	258	210,922	8.0	1973/1996	818	93.8%	94.4%		96.4%		1,467	1.70		26,030
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	95.0%	96.7%		95.0%		1,386	1.76		24,528
Avalon at Pacific Bay	Huntington Beach, CA	304	268,720	9.7	1971/1997	884	97.4%	96.1%		96.1%		1,544	1.68		32,915
Avalon Warner Place	Canoga Park, CA	210	186,402	3.3	2007	888	91.9%	57.2	% (3)	N/A		1,420	2.74	(3)	52,599

San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,320	12.9	1969/1997	713	96.8%	95.0%		94.8%		1,438	1.92		66,809
Avalon at Mission Ridge	San Diego, CA	200	208,125	4.0	1960/1997	1,041	94.5%	94.9%		96.2%		1,656	1.51		22,633
Avalon at Cortez Hill	San Diego, CA	294	227,373	1.4	1973/1998	773	96.3%	96.4%		94.9%		1,513	1.89		34,746
Avalon Fashion Valley	San Diego, CA	161	186,766	10.0	2008	1,160	30.4%	15.3	% (3)	N/A		2,380	0.25	(3)	63,641

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate			Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per		reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/08	2008		2007		Apt (4)	Sq. Ft.		(5)
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	532,264	14.1	1961/1997	712	94.3%	95.6%		95.9%		1,514	2.03		76,877
Avalon Woodland Hills	Woodland Hills, CA	663	597,871	18.2	1989/1997	902	85.5%	76.9	% (2)	94.8%		1,593	1.36	(2)	91,010
Avalon at Warner Center	Woodland Hills, CA	227	195,224	7.0	1979/1998	860	95.2%	94.7%		96.9%		1,693	1.87		27,313
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	89.7%	94.2%		95.0%		2,357	2.05		41,480
The Promenade	Burbank, CA	400	360,587	6.9	1988/2002	901	92.0%	96.7	% (2)	97.8%		1,936	2.08	(2)	77,672
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	2006	937	91.6%	94.5%		94.9%		1,623	1.64		48,210
Avalon Wilshire	Los Angeles, CA	123	125,193	1.6	2007	1,018	93.5%	94.7%		55.8	% (3)	2,684	2.50		46,732
Avalon Encino	Los Angeles, CA	131	131,220	2.0	N/A	1,002	38.9%	15.7	% (3)	N/A		2,475	0.69	(3)	61,017

DEVELOPMENT COMMUNITIES

Avalon Anaheim	Anaheim, CA	251	302,480	3.5	N/A	1,205	N/A	N/A		N/A		N/A	N/A		92,029
Avalon Union City	Union City, CA	438	428,730	6.0	N/A	979	N/A	N/A		N/A		N/A	N/A		97,057
Avalon Jamboree Village	Irvine, CA	279	243,157	4.5	N/A	872	N/A	N/A		N/A		N/A	N/A		55,581
Avalon at Mission Bay North III	San Francisco, CA	260	261,361	1.5	N/A	1,005	N/A	N/A		N/A		N/A	N/A		109,420
Avalon Walnut Creek (9)(11)	Walnut Creek, CA	422	448,384	5.3	N/A	1,063	N/A	N/A		N/A		N/A	N/A		36,591
Avalon Norwalk	Norwalk, CT	311	312,018	4.5	N/A	1,003	N/A	N/A		N/A		N/A	N/A		20,238
Avalon at Hingham Shipyard	Hingham, MA	235	298,981	12.9	N/A	1,272	N/A	N/A		N/A		N/A	N/A		50,782
Avalon Northborough I	Northborough, MA	163	183,000	14.0	N/A	1,123	N/A	N/A		N/A		N/A	N/A		9,225
Avalon Blue Hills	Randolph, MA	276	307,085	23.1	N/A	1,113	N/A	N/A		N/A		N/A	N/A		29,519
Avalon White Plains	White Plains, NY	407	379,555	0.1	N/A	933	N/A	N/A		N/A		N/A	N/A		131,371
Avalon Morningside Park (11)	New York, NY	295	243,157	0.8	N/A	824	N/A	N/A		N/A		N/A	N/A		105,801
Avalon Charles Pond	Coram, NY	200	176,000	39.0	N/A	880	N/A	N/A		N/A		N/A	N/A		38,674
Avalon Fort Greene	Brooklyn, NY	631	498,632	1.0	N/A	790	N/A	N/A		N/A		N/A	N/A		143,887
Avalon Towers Bellevue (11)	Bellevue, WA	396	330,194	1.5	N/A	834	N/A	N/A		N/A		N/A	N/A		13,425

UNCONSOLIDATED COMMUNITIES

Avalon at Mission Bay North II (9)	San Francisco, CA	313	291,556	1.5	2006	931	93.6%	95.0%		83.3%		3,226	3.29		N/A
Avalon Del Rey (9)	Los Angeles, CA	309	284,387	5.0	2006	920	91.6%	92.7%		96.5%		2,100	2.11		N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	95.8%	96.9%		96.1%		4,208	5.51		N/A
Avalon Juanita Village (10)	Kirkland, WA	211	209,335	2.9	2005	992	96.2%	95.3%		95.2%		1,602	1.54		N/A
Avalon at Redondo Beach (6)	Redondo Beach, CA	105	86,075	1.2	1971/2004	820	97.1%	94.3%		94.0%		2,015	2.32		N/A
Avalon Sunset (6)	Los Angeles, CA	82	71,037	0.8	1987/2005	866	91.5%	96.5%		88.3	% (2)	1,997	2.23		N/A
Civic Center (6)	Norwalk, CA	192	174,378	8.7	1987/2005	908	89.1%	93.6%		85.5	% (2)	1,676	1.73		N/A
Avalon Paseo Place (6)	Fremont, CA	134	106,249	7.0	1987/2005	793	97.0%	94.8	% (2)	87.3	% (2)	1,433	1.71	(2)	N/A
Avalon Yerba Buena (6)	San Francisco, CA	160	159,604	0.9	2000/2006	998	97.5%	97.1%		97.1%		3,059	2.98		N/A
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	81.9%	87.7%		94.2%		1,093	1.27		N/A
Skyway Terrace (6)	San Jose,CA	348	287,918	18.4	1994/2007	827	97.1%	97.7%		96.2	% (3)	1,470	1.74		N/A
South Hills Apartments (6)	West Covina, CA	85	107,150	5.3	1966/2007	1,261	89.4%	88.0	% (2)	97.5	% (3)	1,715	1.20	(2)	N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	95.6%	96.2%		95.1%		979	1.18		N/A
Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986/2005	911	94.9%	91.3%		88.6	% (2)	1,190	1.19		N/A
The Covington (6)	Schaumburg, IL	256	201,924	13.2	1988/2006	789	98.0%	96.2	% (2)	93.1%		1,069	1.30	(2)	N/A
Middlesex Crossing (6)	Billerica, MA	252	188,915	13.0	2007	750	94.8%	96.0%		93.6	% (3)	1,248	1.60		N/A
Colonial Towers/South Shore Manor (6)	Weymouth, MA	211	154,957	7.7	1971/2007	734	94.8%	95.8	% (2)	87.9	% (3)	1,043	1.36	(2)	N/A

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

								Average economic				Average
			Approx.		Year of	Average	Physical	occupancy				rental rate		Financial
		Number of	rentable area		completion /	size	occupancy at					$ per	$ per	reporting cost
	City and state	homes	(Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	12/31/08	2008		2007		Apt (4)	Sq. Ft.	(5)
Avalon Columbia (6)	Columbia, MD	170	180,452	11.3	1989/2004	1,061	96.5%	96.3%		96.0	% (2)	1,485	1.35	N/A
Cedar Place (6)	Columbia, MD	156	152,923	11.4	1972/2006	980	94.9%	86.8	% (2)	95.3%		1,158	1.03 (2)	N/A
Avalon Centerpoint (6)	Baltimore, MD	392	312,356	6.9	2005/2007	797	94.6%	90.5%		92.9	% (3)	909	1.03	N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	414,585	16.8	2002/2006	1,430	99.0%	96.5%		96.1%		1,790	1.21	N/A
Avalon at Rutherford Station (6)	East Rutherford, NJ	108	131,937	1.5	2005/2007	1,222	95.4%	95.2%		89.2	% (3)	2,237	1.74	N/A
Avalon Crystal Hill (6)	Pomona, NY	168	215,203	12.1	2001/2007	1,281	98.2%	95.2%		94.9	% (3)	2,020	1.50	N/A

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents community which was under redevelopment during the year, resulting in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents a community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with generally accepted accounting principles. For current Development Communities, cost represents total costs incurred through December 31, 2008. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Real Estate Entities.”

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(10)	This community was transferred to a joint venture entity upon completion of development. We do not hold an equity interest in the entity, but retain a promoted residual interest in the profits of the entity. We receive a property management fee for this community.

(11)	Community is located on land subject to a land lease.

Development Communities
As of December 31, 2008, we had 14 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,564 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,583,800,000. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity and our discussion under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of our 2009 outlook for development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon Morningside Park (4)	295	$122.8	Q1 2007	Q3 2008	Q2 2009	Q3 2009
	New York, NY
2.	Avalon White Plains	407	154.0	Q2 2007	Q3 2008	Q4 2009	Q1 2010
	White Plains, NY
3.	Avalon Anaheim Stadium	251	102.3	Q2 2007	Q4 2008	Q3 2009	Q1 2010
	Anaheim, CA
4.	Avalon Union City	438	122.2	Q3 2007	Q2 2009	Q4 2009	Q2 2010
	Union City, CA
5.	Avalon at the Hingham Shipyard	235	53.5	Q3 2007	Q3 2008	Q2 2009	Q3 2009
	Hingham, MA
6.	Avalon at Mission Bay North III	260	153.8	Q4 2007	Q2 2009	Q4 2009	Q2 2010
	San Francisco, CA
7.	Avalon Jamboree Village	279	77.4	Q4 2007	Q2 2009	Q1 2010	Q3 2010
	Irvine, CA
8.	Avalon Fort Greene	631	306.8	Q4 2007	Q4 2009	Q1 2011	Q3 2011
	New York, NY
9.	Avalon Charles Pond	200	47.8	Q1 2008	Q1 2009	Q3 2009	Q1 2010
	Corham, NY
10.	Avalon Blue Hills	276	46.6	Q2 2008	Q2 2009	Q4 2009	Q2 2010
	Randolph, MA
11.	Avalon Walnut Creek (4)	422	156.7	Q3 2008	Q3 2010	Q1 2011	Q3 2011
	Walnut Creek, CA
12.	Avalon Norwalk	311	86.4	Q3 2008	Q3 2010	Q2 2011	Q4 2011
	Norwalk, CT
13.	Avalon Northborough I	163	27.4	Q4 2008	Q3 2009	Q1 2010	Q3 2010
	Northborough, MA
14.	Avalon Towers Bellevue	396	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
	Bellevue, WA

	Total	4,564	$1,583.8

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of December 31, 2008, we had seven consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $95,400,000, excluding costs prior to redevelopment. In addition, the Fund has two communities under redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to Fund-owned communities, as well as communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Essex Place	286	$23.7	$34.5	Q3 2007	Q2 2009	Q4 2009
	Peabody, MA
2.	Avalon Woodland Hills	663	72.1	109.3	Q4 2007	Q3 2010	Q1 2011
	Woodland Hills, CA
3.	Avalon at Diamond Heights	154	25.3	30.2	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
4.	Avalon Symphony Woods I	176	9.4	14.0	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
5.	Avalon Symphony Woods II	216	36.4	42.4	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
6.	Avalon Mountain View	248	51.6	60.1	Q2 2008	Q3 2009	Q1 2010
	MountainView, CA
7.	The Promenade	400	71.0	94.4	Q3 2008	Q2 2010	Q4 2010
	Burbank, CA
8.	The Covington (3)	256	32.6	34.9	Q4 2008	Q3 2009	Q4 2009
	Lombard, IL
9.	Colonial Towers (3)	211	21.8	25.8	Q4 2008	Q3 2009	Q4 2009
	Weymouth, MA

	Total	2,610	$343.9	$445.6

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	This community is owned by the Fund.

Development Rights
As of December 31, 2008, we are evaluating the future development of 27 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally prefer to hold Development Rights through options to acquire land, although for 14 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 7,304 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2008, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $57,365,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $239,456,000 are reflected as land held for development as of December 31, 2008 on the Consolidated Balance Sheet of the Consolidated Financial Statements set forth in Item 8 of this report.
The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2008, we incurred a charge of approximately $12,500,000 of pre-development cost for development rights that we determined would not likely be developed.
Refer to Item I., “Business” for a discussion of our expected 2009 development starts. In addition, you should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.

The table below presents a summary of these Development Rights:

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Wilton, CT	100	$30
2.	Seattle, WA	204	63
3.	Rockville Centre, NY	349	129
4.	Greenburgh, NY Phase II	444	118
5.	Wood-Ridge, NJ	406	104
6.	Cohasset, MA	200	38
7.	Northborough, MA Phase II	187	35
8.	North Bergen, NJ	164	47
9.	Andover, MA	115	26
10.	Garden City, NY	160	58
11.	New York, NY	681	307
12.	Plymouth, MA Phase II	92	20
13.	Lynnwood, WA Phase II	82	18
14.	West Long Branch, NJ	180	34
15.	Rockville, MD	240	62
16.	Shelton, CT	251	66
17.	Seattle, WA II	234	76
18.	San Francisco, CA	173	51
19.	Boston, MA	180	106
20.	Roselle Park, NJ	249	54
21.	Dublin, CA Phase II	405	126
22.	Tysons Corner, VA	393	99
23.	Canoga Park, CA	298	85
24.	Stratford, CT	130	22
25.	Yaphank, NY	343	57
26.	Brooklyn, NY	832	443
27.	Maynard, MA	212	39

	Total	7,304	$2,313

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions
We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2008, we acquired six land parcels for an aggregate purchase price of approximately $97,174,000, one of which we no longer plan to develop. The land parcels purchased, which are currently being developed or are held for future development, are as follows:

			Estimated	Total
			number	capitalized
		Gross	of apartment	cost (1)	Date
		acres	homes	($ millions)	acquired
1.	Avalon Ballard	1.4	234	$320	January 2008
	Seattle, WA
2.	Avalon North Bergen	2.2	164	85	May 2008
	North Bergen, NJ
3.	Avalon Norwalk	4.4	311	41	July 2008
	Norwalk, CT
4.	Avalon Willoughby West (2)	4.2	832	158	November / December 2008
	New York, NY
5.	Avalon at the Pinehills, Phase II	4.5	92	103	December 2008
	Plymouth, MA

	Total	16.7	1,633	$707

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	This represents a portion of the aggregate land purchase that we will transact under a non-cancelable commitment related to this expected development, as discussed in Note 8, “Commitments and Contingencies,” of the Consolidated Financial Statements set forth in Item 8 of this report.
Recent Disposition Activity
We (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our variable rate unsecured credit facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a non-taxable, like-kind exchange transaction. From January 1, 2008 to January 31, 2009, we sold our interest in ten wholly owned communities, containing an aggregate of 3,059 apartment homes. The aggregate gross sales price from the dispositions of these assets was $564,950,000.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1a., “Risk Factors,” of this Form 10-K for a discussion of risks associated with an uninsured property or liability loss.
Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $65,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $400,000 of loss per occurrence outside California will be treated as an additional deductible until the total deductible incurred exceeds $3,000,000.
On December 1, 2007, we elected to cancel and rewrite our property insurance policy for a 17 month term in order to take advantage of declining insurance premium rates. As a result, our property insurance premium decreased by approximately 15% with no material changes in coverage. We expect to renew this policy when it expires on May 1, 2009.
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
An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion under Item 1a., “Risk Factors — We may incur costs due to environmental contamination or non-compliance,” elsewhere in this report. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.
We also carry crime policies (also commonly referred to as a fidelity policy or employee dishonesty policy) that protect the company, up to $5,000,000 per occurrence, from employee theft of money, securities or property.
ITEM 3. LEGAL PROCEEDINGS
On July 25, 2008, we filed a complaint in the U.S. District Court, Eastern District of Virginia (Alexandria), against Tetra Tech, Inc. and Tetra Tech MM, Inc. (collectively, “Tetra Tech”) and Arthur Willden, a Tetra Tech employee during the relevant period and the brother of our former employee, James R. Willden. Our complaint alleges that portions of payments made by AvalonBay to Tetra Tech were improperly passed on by Tetra Tech to San Jose Water Conservation Corp. We previously obtained judgments against James Willden, San Jose Water Conservation Corp, and Michael Schroll, the President of San Jose Water Conservation Corp. Tetra Tech has filed a counterclaim and cross complaint against AvalonBay and others seeking damages in excess of $9 million. We believe that Tetra Tech’s counterclaim is without merit with respect to AvalonBay and intend to vigorously defend such claim. Our insurer, as subrogee, will have a claim to a portion of recoveries we collect, if any, from James Willden, San Jose Water Conservation Corp., Michael Schroll and/or Tetra Tech. There can be no assurance that any meaningful amount will be collected in recovery or that we will be successful in our litigation with Tetra Tech.
We are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The Equal Rights Center filed a complaint against us on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. The lawsuit seeks monetary damages as well as injunctive relief, such as modifications to assets. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. On August 13, 2008, the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the

Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments, and which we believe satisfies the requirements of the FHA. Due to the preliminary nature of the Equal Rights Center and Department of Justice matters, we cannot predict or determine the outcome of these matters, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
On August 1, 2008, we filed a lawsuit in the Superior Court of the State of Washington in the County of King (Avalon DownREIT V, L.P. v. Grand-Glacier, LLC et al) relating to our assertion that the homeowners association in which our former Avalon Wynhaven community is a part systematically overcharged us for various shared costs. We recently sold this property and agreed to indemnify the buyer for annual association fees to the extent they exceed an amount that we each agreed was reasonable. The defendants have filed a cross-claim against Avalon DownREIT V, L.P. seeking foreclosure of the property and satisfaction of all amounts alleged to be due. We intend to vigorously pursue our claim and defend against the counter claim. We cannot predict the likely terms of a final judgment or settlement.
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
No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2008 and 2007, as reported by the NYSE. On January 31, 2009 there were 669 holders of record of an aggregate of 79,745,531 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2008			2007
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$105.98	$79.78	$0.8925	$149.94	$125.30	$0.85

Quarter ended June 30	$107.37	$87.65	$0.8925	$134.62	$115.38	$0.85

Quarter ended September 30	$109.45	$82.97	$0.8925	$128.46	$105.91	$0.85

Quarter ended December 31	$96.68	$41.43	$2.70	$125.48	$88.97	$0.85
At present, we expect to continue our policy of paying regular quarterly cash dividends. However, the form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.
Dividends declared for the quarter ended December 31, 2008 included a special dividend, declared in December 2008, of $1.8075 per share (the “Special Dividend”) in conjunction with the fourth quarter 2008 regular dividend of $0.8925 per share. These dividends were paid in cash and common shares. See discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Special Dividend was declared to distribute a portion of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2008, as discussed in Note 7, “Real Estate Disposition Activities,” elsewhere in this report. The Special Dividend is intended to qualify for the dividends paid deduction for tax purposes and minimize corporate level income taxes for 2008 and reduce federal excise taxes.
In February 2009, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2009 of $0.8925 per share. The dividend will be payable on April 15, 2009 to all common stockholders as of April 1, 2009.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar Amount
		(b)	Shares Purchased	that May Yet be Purchased
	(a)	Average Price	as Part of Publicly	Under the Plans or
	Total Number of	Paid per	Announced Plans	Programs
	Shares Purchased	Share	or Programs	(in thousands)
Period	(1)	(1)	(2)	(2)
Month Ended	4,000,206	$25.00	—	$200,000
October 31, 2008
Month Ended	—	$—	—	$200,000
November 30, 2008
Month Ended	—	$—	—	$200,000
December 31, 2008

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes. Amounts for the month ended October 31, 2008 include the redemption of all 4,000,000 outstanding shares of the Company’s Series H Cumulative Redeemable Preferred Stock (“Preferred Stock”) that occurred on October 15, 2008. The redemption of the Preferred stock was not part of the Company’s publicly announced stock repurchase program.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, on February 6, 2008, we disclosed that our Board of Directors voted to further increase the authorized limit of our stock repurchase program to $500,000,000. All amounts presented in the table above include this further increase. In determining whether to repurchase shares, we consider a variety of factors, including our liquidity needs, the then current market price of our shares and the effect of the share repurchases on our per share earnings and FFO. There is no scheduled expiration date to this program.
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

	For the year ended
	12-31-08	12-31-07	12-31-06	12-31-05	12-31-04
Revenue:
Rental and other income	$847,640	$760,521	$671,382	$613,434	$561,752
Management, development and other fees	6,568	6,142	6,259	4,304	604

Total revenue	854,208	766,663	677,641	617,738	562,356

Expenses:
Operating expenses, excluding property taxes	258,162	231,688	206,059	187,824	178,229
Property taxes	77,267	70,562	62,651	60,535	54,435
Interest expense, net	114,878	94,540	106,271	122,787	127,123
Depreciation expense	194,150	168,324	149,352	146,225	139,436
General and administrative expense	42,781	28,494	24,767	25,761	18,074
Impairment loss	57,899	—	—	—	—

Total expenses	745,137	593,608	549,100	543,132	517,297

Equity in income of unconsolidated entities	4,566	59,169	7,455	7,198	1,100
Venture partner interest in profit-sharing	—	—	—	—	(1,178)
Minority interest income (expense) in consolidated partnerships	741	(1,585)	(573)	(1,481)	(150)
Gain on sale of land	—	545	13,519	4,479	1,138

Income from continuing operations before cumulative effect of change in accounting principle	114,378	231,184	148,942	84,802	45,969
Discontinued operations:
Income from discontinued operations	12,208	20,489	20,193	30,379	35,976
Gain on sale of communities	284,901	106,487	97,411	195,287	121,287

Total discontinued operations	297,109	126,976	117,604	225,666	157,263

Income before cumulative effect of change in accounting principle	411,487	358,160	266,546	310,468	203,232
Cumulative effect of change in accounting principle	—	—	—	—	4,547

Net income	411,487	358,160	266,546	310,468	207,779
Dividends attributable to preferred stock	(10,454)	(8,700)	(8,700)	(8,700)	(8,700)

Net income available to common stockholders	$401,033	$349,460	$257,846	$301,768	$199,079

Per Common Share and Share Information:

Earnings per common share — basic (3):

Income from continuing operations (net of dividends attributable to preferred stock)	$1.35	$2.83	$1.89	$1.05	$0.58
Discontinued operations	3.87	1.61	1.59	3.09	2.20

Net income available to common stockholders	$5.22	$4.44	$3.48	$4.14	$2.78

Weighted average common shares outstanding — basic	76,783,515	78,680,043	74,125,795	72,952,492	71,564,202

Earnings per common share — diluted (3):
Income from continuing operations (net of dividends attributable to preferred stock)	$1.34	$2.79	$1.86	$1.03	$0.58
Discontinued operations	3.83	1.59	1.56	3.02	2.17

Net income available to common stockholders	$5.17	$4.38	$3.42	$4.05	$2.75

Weighted average common shares outstanding — diluted (1)	77,578,852	79,856,927	75,586,898	74,759,318	73,354,956

Cash dividends declared (2)	$3.57	$3.40	$3.12	$2 .84	$2.80

(1)	Weighted average common shares outstanding — diluted for 2008 includes the impact of approximately 2.6 million common shares issued under the special dividend declared on December 17, 2008.

(2)	Does not include the special dividend of 1.8075, which was declared on December 17, 2008, and paid for by the Company using common stock par value $0.01.

(3)	Earnings per common share — basic and Earnings per common share — diluted include $0.06 per share related to the cumulative effect of a change in accounting principle.

	For the year ended
	12-31-08	12-31-07	12-31-06	12-31-05	12-31-04
Other Information:
Net income	$411,487	$358,160	$266,546	$310,468	$207,779
Depreciation — continuing operations	194,150	168,324	149,352	146,225	139,436
Depreciation — discontinued operations	5,302	13,401	14,777	17,072	24,464
Interest expense, net — continuing operations	114,878	94,540	106,271	122,787	127,123
Interest expense, net — discontinued operations	1,490	3,692	4,775	4,311	4,505

EBITDA (1)	$727,307	$638,117	$541,721	$600,863	$503,307

Funds from Operations (2)	$315,947	$368,057	$320,199	$271,096	$235,514
Number of Current Communities (3)	164	163	150	143	138
Number of apartment homes	45,728	45,932	43,141	41,412	40,142

Balance Sheet Information:
Real estate, before accumulated depreciation	$8,002,487	$7,556,740	$6,615,593	$5,940,146	$5,734,122
Total assets	$7,173,374	$6,736,484	$5,848,507	$5,198,598	$5,116,019
Notes payable and unsecured credit facilities	$3,674,457	$3,208,202	$2,866,433	$2,334,017	$2,451,354

Cash Flow Information:
Net cash flows provided by operating activities	$386,855	$454,874	$351,660	$306,248	$275,617
Net cash flows used in investing activities	$(266,309)	$(809,247)	$(511,371)	$(19,761)	$(251,683)
Net cash flows (used in) provided by financing activities	$(75,111)	$366,360	$162,280	$(282,293)	$(29,471)

Notes to Selected Financial Data

(1)	EBITDA is defined as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles, or “GAAP”), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(2)	We generally consider Funds from Operations, or “FFO,” as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

(3)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.
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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-08	12-31-07	12-31-06	12-31-05	12-31-04
Net income	$411,487	$358,160	$266,546	$310,468	$207,779
Dividends attributable to preferred stock	(10,454)	(8,700)	(8,700)	(8,700)	(8,700)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	203,082	184,731	165,982	163,252	159,221
Minority interest expense, including discontinued operations	216	280	391	1,363	3,048
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(3,483)	(59,927)	(6,609)	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(4,547)
Gain on sale of previously depreciated real estate assets	(284,901)	(106,487)	(97,411)	(195,287)	(121,287)

Funds from Operations attributable to common stockholders	$315,947	$368,057	$320,199	$271,096	$235,514

Weighted average common shares outstanding — diluted	77,578,852	79,856,927	75,586,898	74,759,318	73,354,956

FFO per common share — diluted	$4.07	$4.61	$4.24	$3.63	$3.21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Financial Highlights and Outlook
For the year ended December 31, 2008, net income available to common stockholders was $401,033,000 compared to $349,460,000 for 2007, an increase of 14.8%. The annual year-over-year increase is primarily attributable to an increase in gains from the sale of communities and joint venture real estate investments in 2008 as compared to 2007 and growth in income from existing and newly developed communities in 2008, partially offset by non-cash charges for land impairments, abandoned pursuit costs and other charges related to our reduction in our planned development activity and other items listed in the table below.

	Net Income and EPS/FFO Decrease (Increase)
	Full Year 2008
	Amount	Per Share (1)
Land impairments	$57,899,000	$0.75
Severance and related costs	3,400,000	0.04
Federal excise tax	3,200,000	0.04
Fund II organizational costs	1,209,000	0.02
Gain on medium term notes repurchase	(1,839,000)	(0.02)

Preferred stock deferred offering expenses	3,566,000	0.05
Increase in abandoned pursuit costs	5,537,000	0.07

	$72,972,000	$0.94

(1)	Per share amounts are computed using the weighted average common shares-diluted at December 31, 2008.
Apartment fundamentals, while in line with expectations, were challenged in the second half of 2008 as the recent economic downturn accelerated. We were able to achieve full year-over-year rental revenue growth of 3.1% for our Established Community portfolio, comprised entirely of an increase in rental rates of 3.1%, with no change in occupancy. This revenue growth, combined with constrained expense growth, contributed to our Established Community portfolio achieving year-over-year growth in net operating income (“NOI”) of 3.6% in 2008. However, due to the decline in market fundamentals during the fourth quarter of 2008, rental revenue from Established Communities increased 1.7% and NOI increased 2.4% over the prior year period.
We expect a decrease in Earnings per share — diluted (“EPS”) in 2009 from the prior year of approximately 50%, driven primarily by the decrease in expected dispositions for 2009. Contributing to these results will be an expected decline in the revenue and net operating income from our Established Communities in 2009. The recession, coupled with the short term nature of apartment leases, has adversely impacted current operating fundamentals. While certain apartment markets continue to exhibit positive trends, the negative impact on renter demand from net job losses is expected to result in year-over-year declines in NOI. We believe that the adverse impact of the recession will be somewhat offset by (i) the expected continued weakness in the for-sale housing market during 2009 and (ii) growth in those age groups that have historically demonstrated a higher propensity to rent. In addition, the level of new rental completions in the Company’s markets is anticipated to decline during 2009 from 2008 levels. Our current financial outlook for 2009 provides for a decline in rental revenue of between 1.5% and 3.5% in our Established Community portfolio and a projected NOI decline of 4.25% to 6.25%.
While current capital market conditions continue to adversely affect access to liquidity, we were able to demonstrate the benefits of the financial flexibility that comes with a largely unencumbered capital structure. During the year ended December 31, 2008, we raised in excess of $1,900,000,000 of capital through the issuance of secured and unsecured debt, sales of assets, and joint venture partner capital commitments. During 2008 we sourced approximately $1,200,000,000 in debt at attractive prices from a variety of sources, including the Government Sponsored Enterprises, tax-exempt debt, money center banks and even a local bank for long term secured debt. In addition, we achieved a record level of dispositions during 2008, selling eleven communities (including one held by the Fund) for an aggregate gross sales price of $646,200,000. We anticipate our level of disposition activity to be in the range of gross sales of $100,000,000 to $200,000,000 in 2009. However, our actual disposition activity may differ significantly and will depend on various factors including market and economic conditions in 2009.
We used the proceeds from both the debt financing activity and community dispositions to fund our development and redevelopment activities, reduce amounts drawn under our unsecured line of credit, repay secured and unsecured debt, prepay certain secured debt with higher interest costs and repurchase common stock. Capital needs result primarily from development expenditures, maturing debt and dividend requirements. Our committed capital is sufficient to complete the development underway and meet other liquidity uses. See the discussion under Liquidity and Capital Resources.
While we believe that our development activity will continue to create long-term value, we reduced our expected level of development in response to the general deterioration in real estate and capital market conditions, the general recessionary environment. As previously disclosed, we do not anticipate starting any new development during the first half of 2009. Development starts in the second half of 2009, if any, will be evaluated based on our assessment of economic and capital market conditions at that time. We do expect to increase redevelopment activity in 2009 for both wholly owned and Fund (as defined below) related assets. As a result of the reduction in our development activities, we incurred certain non-cash and other charges as discussed in the table above. During 2008 we completed 13 communities for an aggregate total capitalized cost of $1,044,300,000, while only starting six communities, which are expected to be completed for an estimated total capitalized cost of $491,000,000. During 2009, the Company expects to disburse approximately $650,000,000 related to the 14 communities under development at December 31, 2008 and expected acquisitions of land for future development. We expect approximately $100,000,000 of the projected 2009 disbursements will be funded from cash in escrow related to previously sourced tax-exempt debt.
Our 2009 financial plan anticipates a continuation of poor credit markets and constrained liquidity. However, we believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) will provide adequate access to the capital necessary to fund our current development and redevelopment activities. We expect to meet our liquidity needs from the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from disposition proceeds, joint ventures or from retained cash. We believe that the current market provides for an opportunity to perform certain deferred maintenance and repositioning activities at attractive costs due to the continued decline in costs for construction materials and labor. During 2009, we expect to start 16 redevelopments of wholly owned communities, as well as five redevelopments of communities on behalf of the Fund, as defined below.
AvalonBay Value Added Fund, L.P. (the “Fund”) is a discretionary investment fund with nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of the Fund and has invested approximately $48,000,000 in the Fund, representing a 15.2% combined general partner and limited partner equity interest. The Fund was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008.
On September 2, 2008, we announced the formation of AvalonBay Value Added Fund II, L.P. (“Fund II”), a private, discretionary investment vehicle with commitments from four institutional investors including us totaling $333,000,000. We have committed $150,000,000 to Fund II, representing a 45% equity interest. At final closing, the aggregate investor commitments to Fund II and our commitment and percentage interest in Fund II may change. Fund II can employ leverage of up to 65%, allowing for a total investment capacity of approximately $950,000,000 and has a term of ten years plus two one-year extension options. Fund II will acquire and operate multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II will serve as the exclusive vehicle through which we will acquire investments in apartment communities for a period of three years from the closing date or until 90% of its committed capital is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on its invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. As of December 31, 2008, there has been no capital contributed to Fund II and Fund II has made no investments. In the fourth quarter of 2008, Fund II entered into a $75,000,000 unsecured credit facility, with an option to increase the facility up to $200,000,000, subject to certain lender requirements. The credit facility bears interest at LIBOR plus 2.50% per annum, and matures in December 2011, assuming the exercise of a one-year extension option. At December 31, 2008, there was $760,000 outstanding under the Fund II credit facility.
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
Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities. Discussions related to these segments of our business can be found in “Liquidity and Capital Resources.”
NOI of our current operating communities, is one of the financial measures that we use to evaluate community performance. NOI is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of newly developed and acquired apartment communities.
As of December 31, 2008, we owned or held a direct or indirect ownership interest in 178 apartment communities containing 50,292 apartment homes in ten states and the District of Columbia, of which 14 communities were under construction and nine communities were under reconstruction. Of these communities, 23 were owned by entities that were not consolidated for financial reporting purposes, including 19 owned by the Fund. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 27 communities that, if developed in the manner expected, will contain an estimated 7,304 apartment homes.

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2008, 2007 and 2006 follows (dollars in thousands):

	2008	2007	$ Change	% Change	2007	2006	$ Change	% Change
Revenue:
Rental and other income	$847,640	$760,521	$87,119	11.5%	$760,521	$671,382	$89,139	13.3%
Management, development and other fees	6,568	6,142	426	6.9%	6,142	6,259	(117)	(1.9%)

Total revenue	854,208	766,663	87,545	11.4%	766,663	677,641	89,022	13.1%

Expenses:
Direct property operating expenses, excluding property taxes	200,990	181,324	19,666	10.8%	181,324	164,852	16,472	10.0%
Property taxes	77,267	70,562	6,705	9.5%	70,562	62,651	7,911	12.6%

Total community operating expenses	278,257	251,886	26,371	10.5%	251,886	227,503	24,383	10.7%

Corporate-level property management and other indirect operating expenses	39,874	38,627	1,247	3.2%	38,627	34,177	4,450	13.0%
Investments and investment management	17,298	11,737	5,561	47.4%	11,737	7,030	4,707	67.0%
Interest expense, net	114,878	94,540	20,338	21.5%	94,540	106,271	(11,731)	(11.0%)
Depreciation expense	194,150	168,324	25,826	15.3%	168,324	149,352	18,972	12.7%
General and administrative expense	42,781	28,494	14,287	50.1%	28,494	24,767	3,727	15.0%
Impairment loss	57,899	—	57,899	N/A	—	—	—	—

Total other expenses	466,880	341,722	125,158	36.6%	341,722	321,597	20,125	6.3%

Equity in income of unconsolidated entities	4,566	59,169	(54,603)	(92.3%)	59,169	7,455	51,714	693.7%
Minority interest income (expense) in consolidated partnerships	741	(1,585)	2,326	146.8%	(1,585)	(573)	(1,012)	(176.6%)
Gain on sale of land	—	545	(545)	N/A	545	13,519	(12,974)	(96.0%)

Income from continuing operations	114,378	231,184	(116,806)	(50.5%)	231,184	148,942	82,242	55.2%

Discontinued operations:
Income from discontinued operations	12,208	20,489	(8,281)	(40.4%)	20,489	20,193	296	1.5%
Gain on sale of communities	284,901	106,487	178,414	167.5%	106,487	97,411	9,076	9.3%

Total discontinued operations	297,109	126,976	170,133	134.0%	126,976	117,604	9,372	8.0%

Net income	411,487	358,160	53,327	14.9%	358,160	266,546	91,614	34.4%
Dividends attributable to preferred stock	(10,454)	(8,700)	(1,754)	20.2%	(8,700)	(8,700)	—	—

Net income available to common stockholders	$401,033	$349,460	$51,573	14.8%	$349,460	$257,846	$91,614	35.5%

Net income available to common stockholders increased $51,573,000 or 14.8%, to $401,033,000 in 2008 due primarily to gains from the sale of communities and year-over-year increases in community operating performance, partially offset by charges associated with land impairments and abandoned pursuits as well as increased costs for interest and depreciation. Net income available to common stockholders increased $91,614,000 or 35.5% in 2007 over the prior year period due primarily to sales of consolidated operating communities and investments in unconsolidated entities and related gains combined with growth in NOI from Established Communities and contributions to net operating income from newly developed communities.
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
NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2008, 2007 and 2006 to net income for each year, are as follows (dollars in thousands):

	For the year ended
	12-31-08	12-31-07	12-31-06
Net income	$411,487	$358,160	$266,546
Indirect operating expenses, net of corporate income	33,045	31,285	28,811
Investments and investment management	17,298	11,737	7,030
Interest expense, net	114,878	94,540	106,271
General and administrative expense	42,781	28,494	24,767
Equity in income of unconsolidated entities	(4,566)	(59,169)	(7,455)
Minority interest in consolidated partnerships	(741)	1,585	573
Depreciation expense	194,150	168,324	149,352
Impairment loss	57,899	—	—
Gain on sale of real estate assets	(284,901)	(107,032)	(110,930)
Income from discontinued operations	(12,208)	(20,489)	(20,193)

Net operating income	$569,122	$507,435	$444,772

The NOI increases for both 2008 and 2007, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	2008	2007
	Increase	Increase
Established Communities	$14,257	$27,665

Other Stabilized Communities	14,982	10,186

Development and Redevelopment Communities	32,448	24,812

Total	$61,687	$62,663

The NOI increases in Established Communities in 2008 were largely due to continued favorable but moderating apartment market fundamentals. During 2008, we continued to focus on rental rate growth, while maintaining occupancy of at least 95% in all regions.
We anticipate that rental rates and occupancy levels will decline in 2009 such that overall rental revenue will decline between 1.5% and 3.5% as compared to the 3.1% growth achieved in 2008. The expected revenue decline is due to the general decline in overall economic conditions and related employment levels. Expense growth also impacts growth in NOI and we continue to monitor and manage operating expenses to constrain expense growth. We expect operating expenses to increase between 3.0% and 4.0% in 2009 from prior year levels, attributable primarily to increases in property taxes, utilities, insurance and office operations. As a result, we expect NOI for our Established Communities to decline between 4.25% and 6.25%. These projections are based on our outlook for economic conditions in 2009, both nationally and in the markets where we operate. There can be no assurance that our outlook for economic conditions and/or their impact on our operating results will be accurate, and actual results could differ materially. Please see “Risk Factors,” “Forward Looking Statements” and other discussions in this report on Form 10-K for a discussion of factors which could affect our results of operations.
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
Rental and other income increased in 2008 as compared to the prior year due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes decreased to 37,886 apartment homes for 2008 as compared to 38,436 homes for 2007 and 37,716 homes for 2006. This change is primarily the result of communities sold during 2008 containing 3,459 apartment homes, as well as declining occupancy levels due to the economic slow down, partially offset by increased homes available from newly developed communities,. The weighted average monthly revenue per occupied apartment home increased to $1,921 for 2008 as compared to $1,767 in 2007 and $1,610 in 2006.

Established Communities — Rental revenue increased $18,221,000, or 3.1%, for 2008 and increased $34,257,000, or 5.5%, for 2007. These increases are due entirely to increased average rental rates. For 2008, the weighted average monthly revenue per occupied apartment home increased 3.1% to $1,928 compared to $1,870 in 2007, primarily due to increased market rents. There was no change in year-over-year average economic occupancy for 2008. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in Established Communities’ rental revenue in all six of our regions for 2008 as compared to the prior year period. The largest percentage increases in rental revenue were in the Northern California and Pacific Northwest regions, with increases of 5.9% and 5.2%, respectively, between years. Almost 70% of our Established Community revenue is generated by the Metro New York/New Jersey, Northern California and the New England regions, and are discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 23.8% of Established Community rental revenue for 2008, experienced an increase in rental revenue of 2.3% for 2008 as compared to 2007. Average rental rates increased 2.4% to $2,353, and economic occupancy decreased 0.1% to 96.2% for 2008 as compared to 2007. During 2008 the trend of weakening rental market conditions in both New York City and surrounding suburban markets resulting from the recession is reflected in the declining occupancy levels in the second half of 2008. The challenges facing the financial services industry are expected to continue throughout 2009 resulting in a further decline in employment levels. We will remain focused on the current market conditions, as we seek to manage the resulting impact on our community operating results for 2009.
Northern California, which represented approximately 21.1% of Established Community rental revenue during 2008, experienced an increase in rental revenue of 5.9% as compared to 2007. Average rental rates increased by 6.2% to $1,943 and economic occupancy declined by 0.3% from 97.0% to 96.7% for 2008 as compared to 2007. We expect Northern California to see a modest decline in revenue in 2009.
The New England region accounted for approximately 21.0% of the Established Community rental revenue for 2008 and experienced rental revenue growth of 2.3% over the prior year. Average rental rates increased 2.2% to $2,053 and economic occupancy increased 0.1% to 96.3% for 2008, as compared to 2007. Given the significance of the financial services industry in the Boston metro area, as well as the impact of New York trends on Fairfield-New Haven, we continue to monitor the recent decline in job growth as compared to 2007 due to the current volatility in the financial services industry.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years 2008 and 2007 (dollars in thousands). Information for the year ended December 31, 2006 is not presented, as Established Community classification is not comparable prior to January 1, 2007. See Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

	For the year ended
	12-31-08	12-31-07
Rental revenue (GAAP basis)	$605,657	$587,436
Concessions amortized	5,973	5,316
Concessions granted	(7,271)	(5,469)

Rental revenue adjusted to state concessions on a cash basis	$604,359	$587,283

Year-over-year % change — GAAP revenue	3.1%	n/a

Year-over-year % change — cash concession based revenue	2.9%	n/a
Management, development and other fees increased $426,000, or 6.9% in 2008 and decreased $117,000, or 1.9% in 2007. The increase in 2008 was due primarily to increased redevelopment fees and property management fees as additional communities were acquired by the Fund. The decrease in 2007 was due primarily to lower development and redevelopment management fees coupled with the disposition of our interest in a joint venture, partially offset by increased management fees from Fund communities.
Direct property operating expenses, excluding property taxes increased $19,666,000, or 10.8% in 2008 and increased $16,472,000, or 10.0% for 2007 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, increased $521,000, or 0.4% to $133,459,000 for 2008 and $1,661,000, or 1.1% to $148,628,000 for 2007, due primarily to increased utilities, administrative and community maintenance related costs, offset partially by a decrease in insurance and payroll related expenses. The increases in administrative expense are primarily due to increases in bad debt, due to a general decline in the economic climate.
Property taxes increased $6,705,000, or 9.5% and $7,911,000, or 12.6% in 2008 and 2007, respectively, due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $3,107,000, or 5.6% and $2,618,000, or 4.5% for 2008 and 2007, respectively due to both higher assessments throughout all regions and reductions in property taxes realized in 2007 that did not occur in 2008. The impact of the current economic environment has not been reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. We expect property taxes in 2009 to increase over 2008 due primarily to higher tax rates, without the benefit of lower assessed values. Property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses increased by $1,247,000, or 3.2% in 2008 and $4,450,000, or 13.0% in 2007 over the prior year periods. These increases are due primarily to increased compensation and employee separation costs, as well as costs relating to corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities. The 2008 expense includes transition and ongoing costs related to our Customer Care Center in Virginia Beach, Virginia that we opened in the third quarter of 2007 to centralize certain community-related accounting, administrative and customer service functions.
Investments and investment management reflects the costs incurred for investment acquisitions, investment management and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of development pursuits, acquisition pursuits and disposition pursuits. Investments and investment management costs increased in 2008 and 2007 compared to the prior year periods due primarily to increases in abandoned pursuit costs. Abandoned pursuit costs were $12,511,000 in 2008, $6,974,000 in 2007 and $2,115,000 in 2006. The increase in abandoned pursuit costs in 2008 is due to the reduction in our planned development activity. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs incurred in any given period may vary significantly in future periods.
Interest expense, net increased $20,338,000, or 21.5% and decreased $11,731,000, or 11.0% in 2008 and 2007, respectively. This category includes both interest expense and interest income. The increase in 2008 is due primarily to a decrease in interest income in 2008 as compared to the prior year period, coupled with increased interest expense in 2008 compared to 2007. The higher level of interest income in 2007 is due to higher invested cash balances from our January 2007 equity offering. The increased interest expense in 2008 is due primarily to increased amounts of debt outstanding in 2008 compared to the prior year period. In addition, interest expense in 2008 was reduced by including the gain of $1,950,000 recognized by repurchasing $15,000,000 of our $250,000,000, 5.5% unsecured notes at a discount of 87% of par for $13,050,000. Interest expense also includes charges of approximately $410,000 related to unamortized deferred financing costs and purchase premiums for debt that was repaid prior to its scheduled maturity.
Depreciation expense increased in 2008 and 2007 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased $14,287,000, or 50.1% in 2008 and increased $3,727,000, or 15.0% in 2007 as compared to the prior year periods. The 2008 increase is due primarily to compensation, including severance and related costs associated with the decrease in our planned development activity, federal excise tax expense resulting from gains on our increased disposition activity during 2008 and organization costs for the formation of Fund II. The 2007 increase is primarily due to increased compensation costs.
Impairment loss for 2008 is due primarily to the write down of eight land parcels which we have decided to not develop. We did not recognize an impairment loss in either 2007 or 2006.
Equity in income of unconsolidated entities for 2008 decreased from the prior year period due primarily to the gain on the sale of two partnership interests in 2007 and the related loss of partnership income, partially offset by our portion of the gain from the sale of a community by a joint venture partner, income from joint ventures where the underlying communities have achieved stabilized operations and gains from our investment in a joint venture formed to develop for-sale homes. The increase in 2007 over the prior year period is due primarily to approximately $60,000,000 in gains from the dispositions of two investments in 2007.
Minority interest in consolidated partnerships for 2008 resulted in income of $741,000, compared to expense of $1,585,000 in 2007 due to recognition of income for our joint venture partners’ portion of the net loss incurred by Fund II, as well as the conversion and redemption of limited partnership units in 2007 and 2008, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests. The increase in 2007 over the prior year period is due primarily to the recognition in 2007 of the sale of a 70% joint venture partner interest in one of our unconsolidated communities, partially offset by the redemption of limited partnership units, as discussed above.
Gain on sale of land for 2008 decreased from the prior year period due to the absence of land sales in 2008. Gain on sale of land from 2007 decreased from 2006 due to the volume and size of parcels sold each year.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2007 through December 31, 2008. This income decreased for 2008 and 2007 due to an increased number of communities sold in each year as compared to the prior year period. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements.
Gain on sale of communities increased in 2008 and 2007 as compared to the prior year periods as a result of a higher volume of sales in each respective year. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

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
The capital and credit markets contracted significantly during 2008, resulting in a constrained liquidity environment. Although general market liquidity was constrained, we were able to satisfy our liquidity needs from a combination of cash flows provided by secured and unsecured financings, proceeds from asset sales and cash from operations. In 2009, we continue to expect to meet all of our liquidity needs from a variety of internal and external sources, including borrowing capacity under our Credit Facility (as defined below), secured financings and other public or private sources of liquidity as discussed below, as well as our operating activities. To the extent that currently available internal and external resources do not satisfy our needs, we may seek additional external financing. Additional external financing could come from a variety of sources, such as public sales of debt or equity securities or unsecured or secured loans from financial institutions or other private or governmental lenders, among others. Private equity through joint ventures may also be used. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At December 31, 2008, we have unrestricted cash and cash in escrow of $259,305,000 available for development activities. For the year ended December 31, 2008 we raised in excess of $1,900,000,000 of capital through the issuance of secured debt and unsecured debt, equity commitments from private equity sources and sales of assets. We used these proceeds to fund our development and redevelopment activities, reduce amounts drawn under our unsecured line of credit, repay secured and unsecured debt, prepay certain unsecured debt with interest costs above prevailing rates and repurchase our common and preferred stock.
Unrestricted cash and cash equivalents totaled $65,706,000 at December 31, 2008, an increase of $45,435,000 from $20,271,000 at December 31, 2007. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities decreased to $386,855,000 in 2008 from $454,874,000 in 2007. The decrease was driven primarily by the payment of interest amounts and the timing of general corporate payables, partially offset by the additional NOI from our Established Communities, as well as NOI from recently developed communities.
Investing Activities — Net cash used in investing activities of $266,309,000 in 2008 related to investments in assets through the development and redevelopment of apartment communities, partially offset by the gross proceeds from the disposition of communities in the amount of $529,777,000 and an increase in construction escrows of $126,611,000. During 2008, we invested $902,327,000 in the purchase and development of the following real estate and capital expenditures:
•	We acquired six parcels of land in connection with Development Rights, for a purchase price of approximately $97,174,000.

•	We had capital expenditures of $20,824,000 for real estate and non-real estate assets.

•	We invested approximately $881,503,000 in the development of communities, including the commencement of the development of six communities which are expected to contain an aggregate of 1,768 apartment homes for an expected aggregate total capitalized cost of $491,000,000.
Financing Activities — Net cash used by financing activities totaled $75,111,000 in 2008. The net cash used is due primarily to the payment of cash dividends in the amount of $278,795,000, the redemption of preferred stock for $100,000,000 and the repurchase of 482,100 shares of our common stock at an average price of $87.42 per share, offset somewhat by the net issuance of secured and unsecured debt of $350,054,000, including amounts repaid under our Credit Facility (as defined below).
In February 2008, our Board of Directors authorized an increase of $200,000,000 in our common stock repurchase program, increasing the total amount the Company can acquire to $500,000,000, of which approximately $300,000,000 has been used to repurchase our common stock as of December 31, 2008. The decision to use the additional share repurchase authorization will depend on current capital market conditions and liquidity, our share price relative to the net asset value per share and other uses of capital, including development.
In October 2008, we exercised our option to redeem all 4,000,000 outstanding shares of our 8.70% Series H Cumulative Redeemable Preferred Stock for $100,701,000. The repayment amount includes the redemption value of the outstanding shares of $25 per share and accrued but unpaid dividends through the redemption date. We recorded a non-cash charge for deferred offering expenses of approximately $3,566,000 in the fourth quarter of 2008 related to this redemption.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). In the aggregate, we pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.85% on January 31, 2009). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $422,500,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at January 31, 2009. At January 31, 2009, $335,000,000 was outstanding on the Credit Facility, $45,415,000 was used to provide letters of credit, and $619,585,000 was available for borrowing under the Credit Facility.
We are subject to certain customary financial and other covenants under the Credit Facility, our $330,000,000 variable rate, unsecured term loan and the indenture under which our unsecured notes were issued. The financial covenants include the following:
•	limitation on the amount of total and secured debt in relation to our overall capital structure,

•	limitation on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing, and

•	minimum levels of debt service coverage.
We are in compliance with these covenants at December 31, 2008.

Future Financing and Capital Needs — Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, we anticipate that no significant portion of the principal of these notes will be repaid substantially prior to maturity. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities, draws on our Credit Facility or by equity offerings. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.
The following financing activity occurred during 2008:
•	we repaid $50,000,000, 6.625% principal amount of previously issued unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	we redeemed $10,000,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009 for $10,287,500 with the premium above par recorded as a charge to earnings;

•	we repaid $146,000,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity;

•	we redeemed $15,000,000 principal amount of our $250,000,000, 5.5% unsecured notes that mature in January 2012 at a discount price of 87% of par;

•	we repaid the loans secured by Avalon Knoll, which is located in Germantown, Maryland and had a fixed rate of 6.95%, Avalon Landing, which is located in Annapolis, Maryland and had a fixed rate of 6.85%, and Avalon at Fairway Hills, which is located in Columbia, Maryland and had a variable rate. These loans, which had contractual maturities of 2026 and an aggregate amount outstanding of $28,707,000, were repaid early at par;

•	we repaid the $4,368,000, 6.99% fixed rate loan secured by a development right in Wheaton, Maryland pursuant to its scheduled maturity;

•	we borrowed $170,125,000 under an interest-only mortgage note secured by Avalon at Arlington Square, located in Arlington, Virginia at an effective rate of 4.69% for five years;

•	we borrowed $94,572,000 under an interest-only mortgage note secured by Avalon at Cameron Court, located in Alexandria, Virginia at an effective rate of 4.95% for five years;

•	we borrowed $110,600,000 under an interest-only mortgage note secured by Avalon Crescent, located in McLean, Virginia at an effective rate of 5.48% for seven years;

•	we borrowed $150,000,000 under an interest-only mortgage note secured by Avalon Silicon Valley, located in Sunnyvale, California at an effective rate of 5.66% for seven years;

•	we entered into a $330,000,000, variable rate unsecured term loan comprised of three tranches bearing interest at LIBOR plus a spread of 1.25%, of which approximately one third matures in each of the next three years beginning in 2009;

•	we closed both a variable rate bond financing relating to Avalon Walnut Creek in the aggregate amount of $135,000,000, of which $126,000,000 is tax-exempt, as well as an associated 4.0% fixed-rate construction loan of $2,500,000;

•	we closed a $62,400,000, 6.02% fixed rate loan secured by Avalon at Greyrock Place, located in Stamford, Connecticut;

•	we closed a $51,749,000, 6.12% fixed rate loan secured by Avalon Darien, located in Darien, Connecticut;

•	we closed a $55,100,000, 5.875% fixed rate loan secured by Avalon Commons, located in Smithtown, New York;

•	we repaid $390,500,000 outstanding under our Credit Facility;

•	we repurchased 482,100 shares of our common stock at an average price of $87.42 per share, for a total approximate purchase price of $42,144,000;

•	we redeemed 44,592 limited partnership units in certain DownREITs for $1,756,000; and

•	we exercised our option to redeem all 4,000,000 outstanding shares of our 8.70% Series H Cumulative Redeemable Preferred Stock for $100,701,000, inclusive of accrued but unpaid dividends through the redemption date.
In January 2009, we made a cash tender offer for any and all of our 7.5% unsecured notes due August 2009 and December 2010. We purchased $37,438,000 of our $150,000,000, 7.5% unsecured notes due August 2009 at par. In addition, we purchased $64,423,000 of our $200,000,000, 7.5% unsecured notes due December 2010 at a discount price of 98% of par, for approximately $63,135,000, representing a yield to maturity of 8.66%. A gain of approximately $1,062,000 will be recorded in the first quarter of 2009 in conjunction with the purchase of the unsecured notes due December 2010. All of the notes purchased in the tender offer were cancelled. We previously acquired and cancelled an aggregate of $10,000,000 of the 7.5% unsecured notes due in August 2009.
The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2008 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding					Scheduled maturities
Community	rate (1)	date	12-31-07	12-31-08		2009	2010	2011	2012	2013	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$15,356	$14,680		$719	$766	$816	$12,379	$—	$—
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	12,078	11,665		439	466	495	526	559	9,180
Avalon Campbell	6.48%	Jun-2025	31,877	30,914	(2)	—	—	—	—	—	30,914
Avalon Pacifica	6.48%	Jun-2025	14,460	14,023	(2)	—	—	—	—	—	14,023
Avalon Knoll	6.95%	Jun-2026	11,654	—		—	—	—	—	—	—
Avalon Fields	7.55%	May-2027	10,224	9,988		275	295	316	339	364	8,399
Avalon Oaks	7.45%	Jul-2041	17,077	16,940		147	157	168	180	193	16,095
Avalon Oaks West	7.48%	Apr-2043	16,919	16,795		133	142	152	162	173	16,033
Avalon at Chestnut Hill	5.82%	Oct-2047	42,149	41,834		331	349	368	388	409	39,989

			181,574	166,619		2,044	2,175	2,315	13,974	1,698	144,413
Variable rate (3)
The Promenade	2.55%	Oct-2010	30,844	30,142		754	29,388	—	—	—	—
Waterford	1.52%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	1.42%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.59%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	5.20%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	0.87%	Jun-2025	6,923	7,886	(2)	—	—	—	—	—	7,886
Avalon Pacifica	0.87%	Jun-2025	3,140	3,577	(2)	—	—	—	—	—	3,577
Avalon at Fairway Hills I	0.00%	Jun-2026	11,500	—		—	—	—	—	—	—
Avalon Bowery Place I	2.12%	Nov-2037	93,800	93,800	(5)	—	—	—	—	—	93,800
Avalon Bowery Place II	2.07%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.77%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Avalon Morningside Park	1.65%	Nov-2040	100,000	100,000	(5)	—	—	—	—	—	100,000
Avalon Walnut Creek	3.38%	Mar-2046	—	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	3.14%	Mar-2046	—	10,000	(5)	—	—	—	—	—	10,000

			419,542	534,740		754	29,388	—	—	—	504,598
Conventional loans (6)
Fixed rate
$50 million unsecured notes	6.63%	Jan-2008	50,000	—		—	—	—	—	—	—
$150 million unsecured notes	8.38%	Jul-2008	146,000	—		—	—	—	—	—	—
$150 million unsecured notes	7.63%	Aug-2009	150,000	140,000	(7)	140,000	—	—	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	200,000	(8)	—	200,000	—	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	300,000	—	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	50,000	—	—	—
$250 million unsecured notes	5.73%	Jan-2012	250,000	235,000	(9)	—	—	—	235,000	—	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	250,000	—	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	100,000	—
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Wheaton Development Right	6.99%	Oct-2008	4,432	—		—	—	—	—	—	—
4600 Eisenhower Avenue	8.08%	Apr-2009	4,293	4,175		4,175	—	—	—	—	—
Avalon at Twinbrook	7.25%	Oct-2011	8,007	7,801		223	239	7,339	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,381	6,218		173	183	193	204	216	5,249
Avalon Orchards	7.65%	Jul-2033	19,612	19,322		311	333	357	382	409	17,530
Avalon at Arlington Square	4.69%	Apr-2013	—	170,125		—	—	—	—	170,125	—
Avalon at Cameron Court	4.95%	Apr-2013	—	94,572		—	—	—	—	94,572	—
Avalon Crescent	5.48%	May-2015	—	110,600		—	—	—	—	—	110,600
Avalon Silicon Valley	5.66%	Jul-2015	—	150,000		—	—	—	—	—	150,000
Avalon Darien	6.12%	Nov-2015	—	51,749		—	—	—	—	—	51,749
Avalon Greyrock Place	6.02%	Nov-2015	—	62,400		—	—	—	—	—	62,400
Avalon Commons	5.88%	Dec-2013	—	55,100		—	—	—	—	55,100	—
Avalon Walnut Creek	4.00%	Jul-2066	—	2,500		—	—	—	—	—	2,500

			1,938,725	2,409,562		144,882	200,755	357,889	485,586	420,422	800,028
Variable rate (3)
Avalon at Flanders Hill	4.06%	May-2009	20,510	19,735	(4)	19,735	—	—	—	—	—
Avalon at Newton Highlands	4.18%	Dec-2009	36,335	34,945	(4)	34,945	—	—	—	—	—
Avalon at Crane Brook	5.09%	Mar-2011	32,560	31,530	(4)	1,106	1,169	29,255	—	—	—
Avalon at Bedford Center	4.10%	May-2012	16,816	16,361	(4)	497	527	560	14,777	—	—
Avalon Walnut Creek	3.59%	Mar-2046	—	9,000	(5)	—	—	—	—	—	9,000
$105.6 million unsecured notes	2.96%	May-2009	—	105,600		105,600	—	—	—	—	—
$112.2 million unsecured notes	2.96%	Jan-2010	—	112,200		—	112,200	—	—	—	—
$112.2 million unsecured notes	2.96%	Jan-2011	—	112,200		—	—	112,200	—	—	—

			106,221	441,571		161,883	113,896	142,015	14,777	—	9,000

Total indebtedness — excluding unsecured credit facility			$2,646,062	$3,552,492		$309,563	$346,214	$502,219	$514,337	$422,120	$1,458,039

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at December 31, 2008 and December 31, 2007 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of December 31, 2008.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of December 31, 2008. Actual amounts drawn on the debt as of December 31, 2008 are $93,279 for Bowery Place I, $44,678 for Bowery Place II, $44,148 for Avalon Acton, $78,505 for Morningside Park, and $0 for Walnut Creek.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,035 of debt discount as of December 31, 2008 and $2,501 of debt discount as of December 31, 2007, as reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(7)	In April 2008, we redeemed $10,000 aggregate principal amount of our $150,000, 7.5% unsecured notes due in August 2009. In January 2009, we redeemed $37,438 principal amount of our $150,000, 7.5% unsecured notes due August 2009.

(8)	In January 2009, we redeemed $64,423 principal amount of our $200,000, 7.5% unsecured notes due December 2010.

(9)	In November 2008, we redeemed $15,000 aggregate principal amount of our $250,000, 5.5% unsecured notes due January 2012.
Future Financing and Capital Needs — Dividend Requirements
As a REIT, we are subject to certain dividend distribution requirements in relation to taxable income to avoid paying federal income and federal excise taxes at the corporate level. During 2008, we sold 11 communities including one community sold by the Fund. Absent a special distribution in excess of our normal, recurring quarterly dividend, we would have had taxable income in excess of distributions resulting in federal income tax at the corporate level. To qualify for the dividends paid deduction for tax purposes and minimize this potential tax, in December 2008 we declared a combined special and regular dividend (the “Combined Dividend”) of $2.70 per share, comprised of a special dividend of $1.8075 (the “Special Dividend”) per share and our regular dividend of $0.8925 per share. The Company recorded a charge of $3,200,000 related to the expected federal excise taxes related to the gains on sale recognized during 2008.
Future Financing and Capital Needs — Portfolio and Other Activity
As of December 31, 2008, we had 14 new communities under construction, for which a total estimated cost of $666,623,000 remained to be invested. In addition, we had nine communities which we own, or in which we have a direct or indirect interest, under reconstruction, for which a total estimated cost of $53,214,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	the remaining capacity under our $1,000,000,000 Credit Facility;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities; and/or

•	private equity funding, including joint venture activity.
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
On September 2, 2008, we announced the formation of Fund II, a private, discretionary investment vehicle with commitments from us and four institutional investors. Fund II has equity commitments totaling $333,000,000. We have committed $150,000,000 to the Fund, representing a 45% equity interest. Fund II will acquire and operate multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II will serve as the exclusive vehicle through which we will acquire investments in apartment communities until 2011, or earlier when 90% of its committed capital is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. As of January 31, 2009, there have been no capital contributions to Fund II, and Fund II has not made any investments. In the fourth quarter of 2008, Fund II entered into a $75,000,000 unsecured credit facility, with an option to increase the facility up to $200,000,000, subject to certain lender requirements. The credit facility bears interest at LIBOR plus 2.50% per annum, and matures in December 2011, assuming the exercise of a one-year extension option. At December 31, 2008, there was $760,000 outstanding under the Fund II credit facility.
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
Off-Balance Sheet Arrangements
In addition to the investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” of our Consolidated Financial Statements located elsewhere in this report.
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2009. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of December 31, 2008 were not significant. As a result we have not recorded any obligation associated with these guarantees at December 31, 2008.

•	The Fund has 22 loans secured by individual assets with amounts outstanding in the aggregate of $436,698,000. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund has two credit facilities that mature in December 2008. The Fund had $3,000,000 outstanding as of December 31, 2008 under its credit facilities. The mortgage loans and the credit facility are payable by the Fund with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.
In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of December 31, 2008). As of December 31, 2008, the expected realizable value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under the expected Fund liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2008 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2008.
•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed-rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $40,763,000. The variable-rate loan had an interest rate of 3.40% at December 31, 2008. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing 64 for-sale town homes in Danvers, Massachusetts. The LLC has two separate variable rate loans with aggregate borrowings of $4,476,000 and an interest rate of 2.875% at December 31, 2008. In addition, Aria at Hathorne has a short-term variable rate note for approximately $263,000 at an interest rate of 3.7% due in 2009. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	PHVP I, LLC, a consolidated joint venture in which we hold a 99.0% controlling interest, is constructing a public garage adjacent to our Walnut Creek development. As part of the construction management services we provide to PHVP I, LLC for the construction of the public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee terminate upon (i) the issuance of a certificate of substantial completion and (ii) completion of a list of lender requirements. The certificate of substantial completion was issued on July 11, 2008 and the completion of the lender’s requirements list is nearing completion. We expect termination of the guarantee in the first half of 2009.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we will close on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At December 31, 2008, we have an outstanding commitment to purchase the remaining land for approximately $62,519,000.
     There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. During the third quarter of 2008, we entered into an operating land lease agreement relating to our Avalon Walnut Creek community currently under development. Aside from this lease, there have not been any other material changes outside the ordinary course of business to our contractual obligations during 2008. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2008 (dollars in thousands):

	Payments due by period
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Debt Obligations (1)	$3,676,492	$433,563	$848,433	$936,457	$1,458,039

Operating Lease Obligations (2)	2,316,449	16,262	32,777	32,914	2,234,496

Total	$5,992,941	$449,825	$881,210	$969,371	$3,692,535

(1)	Includes $124,000 outstanding under our variable rate Credit Facility as of December 31, 2008. The table of contractual obligations assumes repayment of this amount in 2009 — See “Liquidity and Capital Resources.” Amounts exclude interest payable as of December 31, 2008.

(2)	Includes land leases expiring between November 2028 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.
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
Forward-Looking Statements
This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:
•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, NOI and earnings estimates;

•	our declaration or payment of distributions;

•	our joint venture and discretionary fund activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, Midwest, New England, Metro NY/NJ and Pacific Northwest regions of the United States and in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the recent economic downturn; and

•	trends affecting our financial condition or results of operations.
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a., “Risk Factors,” in this document for a discussion of risks associated with forward-looking statements.
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
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of the Fund, Fund II or the REIT vehicles that are used with each respective Fund; and

•	we may be unsuccessful in managing changes in our portfolio composition.
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
If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2008, our assets would have increased by $953,524,000 and our liabilities would have increased by $723,395,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
•	For entities not considered to be variable interest entities under FIN 46(R), the nature of the entity changed such that it would be considered a variable interest entity and if we were considered the primary beneficiary.

•	For entities in which we do not hold a controlling voting and/or variable interest, the contractual arrangement changed resulting in our investment interest being either a controlling voting and/or variable interest.
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
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2008 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $3,034,000.
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
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the year ended December 31, 2008 would have decreased by $5,737,000.
Asset Impairment Evaluation
We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for our consolidated operating apartment communities, Development Communities and Development Rights to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred on a regular basis, considering qualitative economic factors. We also apply the provisions of SFAS 144 for assessing the need to perform an impairment analysis and measuring impairment losses on the underlying long-lived assets held by our unconsolidated joint venture investments. In addition, we apply the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), to determine if there has been an other than temporary decline in the value of our investments in our unconsolidated joint ventures. Because each asset is unique, requiring significant management judgment, we believe that the asset impairment evaluation under SFAS 144, and the assessment of other than temporary declines in fair value under APB 18, are critical accounting estimates.
For both analyses, management judgment is required both to determine if a significant event has occurred, such that an impairment analysis is necessary, as well as for the assessment and measurement of any potential impairment. Under APB 18, in the event that there has been a loss in value for an investment, a loss is only recognized if it is other than temporary which requires management judgment.
To perform the SFAS 144 impairment analysis, we must estimate the undiscounted future cash flows associated with the asset, which in the case of an apartment community would be the cash flows from operations and any potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. In addition, when an impairment has occurred, we must estimate the discount factor, or market capitalization rate, to apply to the undiscounted cash flows to derive the fair value of the position. The market capitalization rate is influenced by many factors, including national and local economic conditions, as well as the location and quality of the asset.
Our analysis of investments in unconsolidated joint ventures under APB 18 considers our ability to recover the carrying amount of our investment by evaluating the current fair value of the net assets underlying the investment using our estimate of the forecasted cash flows that the asset will generate, including any incremental cash flows from investment management or other fees related to the investment, disposition proceeds and an estimated market capitalization rate. Our estimate of the fees considers various factors, including any contractually guaranteed amounts and expected periods over which the fees will be earned. In the event that the current fair value of our investment, considering the above factors, is less than our current carrying basis, an impairment exists. We must then determine if the impairment is other than temporary. Whether an impairment is other than temporary is a subjective determination, primarily considering the ability of the joint venture entity to generate cash flows from operations, the expected proceeds from the disposition of our position, and whether our expected investment horizon is adequate to recover any unrealized loss in the fair value of our investment.
Changes in the future cash flows associated with an asset have a direct, linear relationship to the fair value of the position. For example, holding all other variables constant, if there is a 10% decline in the estimated cash flows from operations for a community, there would be a corresponding decrease in the fair value of that asset of 10%. Changes in the market capitalization rate have an inverse relationship with the fair value of an asset, with a decrease in the market capitalization rate resulting in an increase in the fair value of the asset. For example, an asset that is valued at $80,000,000 when using a five percent market capitalization rate will increase in value to $100,000,000 if the market capitalization rate decreases by one percent to four percent, and to $133,000,000 if the market capitalization rate decreases by two percent, to a three percent market capitalization rate.
For the year ended December 31, 2008, we recognized an impairment loss of $57,899,000 associated with certain land parcels which we no longer intend to develop. At December 31, 2008 we determined that none of our consolidated operating communities, Development Communities, or investments in unconsolidated joint ventures were impaired under the provisions of SFAS 144, or APB 18, as appropriate. These conclusions were based on the factors that existed as of December 31, 2008. Given the recent deterioration in real estate and capital market conditions, we cannot predict the occurrence of future events that may cause an impairment assessment to be performed, or the likelihood of any future impairment charges, if any. You should also review Item 1a., “Risk Factors” of this Form 10-K.
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2008, our net income would have decreased by approximately $210,500,000.
Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial market risks, the most predominant being interest rate risk. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. The effect of interest rate fluctuations on our results of operations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy. The specific market risks and the potential impact on our operating results are described below.
Our operating results are affected by changes in interest rates as a result of borrowings under our variable rate Credit Facility and outstanding bonds with variable interest rates, primarily associated with short-term interest rates such as LIBOR. We had $1,088,848,000 and $1,084,653,000 in variable rate debt outstanding (excluding variable rate debt effectively fixed through swap agreements) as of December 31, 2008 and 2007, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2008 and 2007, our annual interest costs would have increased by approximately $11,490,000 and $6,417,000, respectively, based on balances outstanding during the applicable years.
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
As of December 31, 2008, the effect of interest rate swap agreements is to fix the interest rate on approximately $44,937,000 of our variable rate, tax-exempt debt. The interest rate protection provided by certain swap agreements on the consolidated variable rate, tax-exempt debt was not electively entered into by us but, rather, was a requirement of either the bond issuer or the credit enhancement provider related to certain tax-exempt bond financings. Had these swap agreements not been in place during 2008 and 2007, our annual interest costs would have been approximately $1,451,000 and $931,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. Additionally, if the variable interest rates on this debt had been 100 basis points higher throughout 2008 and 2007 and these swap agreements had not been in place, our annual interest costs would have been approximately $887,000 and $248,000 lower, respectively.
Because the counterparties providing the swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the interest rates fixed by the swap agreements are significantly higher than current market rates for such agreements, we do not believe there is exposure at this time to a default by a counterparty provider.
In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our variable rate credit facility) with an aggregate carrying value of $3,552,492,000 at December 31, 2008 had an estimated aggregate fair value of $3,569,817,000 at December 31, 2008. Fixed rate debt (excluding our variable rate debt effectively fixed through swap agreements) represented $2,531,244,000 of the carrying value and $2,548,569,000 of the fair value at December 31, 2008. If interest rates had been 100 basis points higher as of December 31, 2008, the fair value of this fixed rate debt would have decreased by $88,723,000.
We do not have any exposure to foreign currency or equity price risk, and our exposure to commodity price risk is insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
ITEM 9b. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information pertaining to directors and executive officers of the Company and the Company’s Code of Conduct are incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2009.
ITEM 11. EXECUTIVE COMPENSATION
Information pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2009.
The Company maintains the 1994 Stock Incentive Plan (the “1994 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the Company’s 1994 Plan and ESPP as of December 31, 2008:

					(c)
					Number of securities
	(a)		(b)		remaining available for
	Number of securities to be		Weighted-average		future issuance under equity
	issued upon exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders (1)	2,733,553	(2)	$83.49	(3)	1,744,159
Equity compensation plans not approved by security holders (4)	—		n/a		772,275

Total	2,733,553		$83.49	(3)	2,516,434

(1)	Consists of the 1994 Plan.

(2)	Includes 110,418 deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 207,070 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)	Excludes deferred units granted under the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(4)	Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2009.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1)	Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm		F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007		F-3

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006		F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006		F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006		F-6

Notes to Consolidated Financial Statements		F-8

15(a)(2)	Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation		F-39

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

15(a)(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)
3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Filed herewith.)
4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)
4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)
4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)
4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)
10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among the Company and the Agents, including Administrative Procedures, relating to the MTNs. (Filed herewith.)

10.2	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 6, 2005.)
10.3	—	Term Loan Agreement, dated May 15, 2008, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed on May 19, 2008.)
10.4+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 6, 2005.)
10.5+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Blair, Naughton, Sargeant, and Horey. (Filed herewith.)
10.6+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (File No. 333-103755), filed July 7, 2003.)
10.7+	—	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed May 6, 2005.)
10.8+	—	Form of Second Amendment to Employment Agreements between the Company and Certain Executive Officers. (Incorporated by reference to Exhibit 10.2 to form 8-K of the Company filed on May 22, 2008.)
10.9+	—	Third Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of December 14, 2008. (Filed herewith.)
10.10+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Filed herewith.)
10.11+	—	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 6, 2005.)
10.12+	—	Third Amendment to Employment Agreement between the Company and Bryce Blair, dated as of December 14, 2008. (Filed herewith.)
10.13+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 1, 2007.)
10.14+	—	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed May 6, 2005.)
10.15+	—	Third Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of December 14, 2008. (Filed herewith.)

10.16+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed March 1, 2007.)
10.17+	—	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed May 6, 2005.)
10.18+	—	Third Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of December 14, 2008.) (Filed herewith.)
10.19+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 1, 2007.)
10.20+	—	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005.)
10.21+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Filed herewith.)
10.22+	—	Amendment, dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 14, 2006.)
10.23+	—	Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.22 1 to Form 10-K of the Company filed March 1, 2007.)
10.24+	—	Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2007.)
10.25+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)
10.26+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)
10.27+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2005.)
10.28+	—	The Company’s Officer Severance Plan, as amended and restated on November 18, 2008. (Filed herewith.)
10.29+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2008.)

10.30+	—	Form of Addendum to AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement for Certain Officers. (Filed herewith.)
10.31+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 12, 2008.)
10.32+	—	Form of Addendum to AvalonBay Communities, Inc. Incentive Stock Option Agreement for Certain Officers. (Filed herewith.)
10.33+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement. (Filed herewith.)
10.34+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 9, 2007.)
10.35+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on November 9, 2007.)
10.36.1	—	Second Amended and Restated Revolving Loan Agreement, dated as of November 14, 2006, among the Company, as Borrower, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, each as a Bank and Syndication Agent, Bank of America, N.A., as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, National Association, and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 17, 2006.)
10.36.2	—	First Amendment to the Second Amended and Restated Revolving Loan Agreement, dated as of November 13, 2007, among the Company, as Borrower, the banks signatory thereto, each as a Bank, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 16, 2007.)
10.37+	—	Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program. (Incorporated by reference to Exhibit 10.33 to Form 10-K of the Company filed March 1, 2007.)
10.38+	—	Amendment to Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program adopted December 11, 2008. (Filed herewith.)
10.39+	—	Compensation Arrangements for Directors and Named Executive Officers. (Incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K filed February 12, 2008.)
10.40+	—	Amendment, effective September 30, 2007, to the Company’s quarterly compensation of Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2007.)

10.41+	—	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed on May 22, 2008).
10.42+	—	Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan. (Filed herewith.)
12.1	—	Statements re: Computation of Ratios. (Filed herewith.)
21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)
23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.
Date: February 27, 2009	By:	/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	By:	/s/ Bryce Blair
Bryce Blair, Director, Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2009	By:	/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2009	By:	/s/ Bruce A. Choate
Bruce A. Choate, Director

Date: February 27, 2009	By:	/s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: February 27, 2009	By:	/s/ Gilbert M. Meyer
Gilbert M. Meyer, Director

Date: February 27, 2009	By:	/s/ Timothy J. Naughton
Timothy J. Naughton, Director

Date: February 27, 2009	By:	/s/ Lance R. Primis
Lance R. Primis, Director

Date: February 27, 2009	By:	/s/ Peter S. Rummell
Peter S. Rummell, Director

Date: February 27, 2009	By:	/s/ H. Jay Sarles
H. Jay Sarles, Director

Date: February 27, 2009	By:	/s/ W. Edward Walter
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of AvalonBay Communities, Inc. and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2009

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-08	12-31-07
ASSETS
Real estate:
Land	$1,151,456	$966,021
Buildings and improvements	5,569,034	4,833,328
Furniture, fixtures and equipment	175,480	151,976

	6,895,970	5,951,325
Less accumulated depreciation	(1,352,744)	(1,158,899)

Net operating real estate	5,543,226	4,792,426
Construction in progress, including land	867,061	946,814
Land held for development	239,456	288,423
Operating real estate assets held for sale, net	—	269,519

Total real estate, net	6,649,743	6,297,182

Cash and cash equivalents	65,706	20,271
Cash in escrow	193,599	188,264
Resident security deposits	29,935	29,240
Investments in unconsolidated real estate entities	55,025	57,990
Deferred financing costs, net	31,374	27,421
Deferred development costs	57,365	60,996
Prepaid expenses and other assets	90,627	55,120

Total assets	$7,173,374	$6,736,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,002,965	$1,893,499
Variable rate unsecured credit facility	124,000	514,500
Mortgage notes payable	1,547,492	750,062
Dividends payable	208,209	67,909
Payables for construction	64,257	91,275
Accrued expenses and other liabilities	227,827	233,326
Accrued interest payable	32,651	38,503
Resident security deposits	40,603	39,938
Liabilities related to real estate assets held for sale	—	57,666

Total liabilities	4,248,004	3,686,678

Minority interest in consolidated ventures	8,974	23,152

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2008 and December 31, 2007; zero shares issued and outstanding at December 31, 2008 and 4,000,000 shares issued and outstanding at December 31, 2007	—	40
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2008 and December 31, 2007; 77,119,963 and 77,318,611 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	771	773
Additional paid-in capital	2,940,499	3,026,708
Accumulated earnings less dividends	(21,942)	2,499
Accumulated other comprehensive loss	(2,932)	(3,366)

Total stockholders’ equity	2,916,396	3,026,654

Total liabilities and stockholders’ equity	$7,173,374	$6,736,484

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-08	12-31-07	12-31-06
Revenue:
Rental and other income	$847,640	$760,521	$671,382
Management, development and other fees	6,568	6,142	6,259

Total revenue	854,208	766,663	677,641

Expenses:
Operating expenses, excluding property taxes	258,162	231,688	206,059
Property taxes	77,267	70,562	62,651
Interest expense, net	114,878	94,540	106,271
Depreciation expense	194,150	168,324	149,352
General and administrative expense	42,781	28,494	24,767
Impairment loss — land holdings	57,899	—	—

Total expenses	745,137	593,608	549,100

Equity in income of unconsolidated entities	4,566	59,169	7,455
Minority interest income (expense) in consolidated partnerships	741	(1,585)	(573)
Gain on sale of land	—	545	13,519

Income from continuing operations	114,378	231,184	148,942

Discontinued operations:
Income from discontinued operations	12,208	20,489	20,193
Gain on sale of communities	284,901	106,487	97,411

Total discontinued operations	297,109	126,976	117,604

Net income	411,487	358,160	266,546
Dividends attributable to preferred stock	(10,454)	(8,700)	(8,700)

Net income available to common stockholders	$401,033	$349,460	$257,846

Other comprehensive income:
Unrealized gain on cash flow hedges	434	213	891

Comprehensive income	$401,467	$349,673	$258,737

Earnings per common share — basic:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.35	$2.83	$1.89
Discontinued operations	3.87	1.61	1.59

Net income available to common stockholders	$5.22	$4.44	$3.48

Earnings per common share — diluted:
Income from continuing operations (net of dividends attributable to preferred stock)	$1.34	$2.79	$1.86
Discontinued operations	3.83	1.59	1.56

Net income available to common stockholders	$5.17	$4.38	$3.42

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated	Accumulated
	Shares issued				Additional	earnings	other	Total
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2005	4,000,000	73,663,048	$40	$737	$2,429,568	$71,950	$(4,470)	$2,497,825

Net income	—	—	—	—	—	266,546	—	266,546
Unrealized gain on cash flow hedges	—	—	—	—	—	—	891	891
Change in redemption value of minority interest	—	—	—	—	—	(2,593)	—	(2,593)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(241,155)	—	(241,155)
Issuance of common stock	—	1,005,324	—	10	38,839	(1,318)	—	37,531
Amortization of deferred compensation	—	—	—	—	14,109	—	—	14,109

Balance at December 31, 2006	4,000,000	74,668,372	40	747	2,482,516	93,430	(3,579)	2,573,154

Net income	—	—	—	—	—	358,160	—	358,160
Unrealized gain on cash flow hedges	—	—	—	—	—	—	213	213
Change in redemption value of minority interest	—	—	—	—	—	(6,124)	—	(6,124)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(276,823)	—	(276,823)
Issuance of common stock	—	5,130,855	—	51	619,359	(1,741)	—	617,669
Purchase of common stock	—	(2,480,616)	—	(25)	(93,501)	(164,403)	—	(257,929)
Amortization of deferred compensation	—	—	—	—	18,334	—	—	18,334

Balance at December 31, 2007	4,000,000	77,318,611	40	773	3,026,708	2,499	(3,366)	3,026,654

Net income	—	—	—	—	—	411,487	—	411,487
Unrealized gain on cash flow hedges	—	—	—	—	—	—	434	434
Change in redemption value of minority interest	—	—	—	—	—	11,443	—	11,443
Dividends declared to common and preferred stockholders	—	—	—	—	—	(423,118)	—	(423,118)
Issuance of common stock	—	323,085	—	3	5,838	(185)	—	5,656
Purchase of common stock	—	(521,733)	—	(5)	(18,086)	(24,068)	—	(42,159)
Redemption of preferred stock	(4,000,000)	—	(40)	—	(96,425)	—		(96,465)
Amortization of deferred compensation	—	—	—	—	22,464	—	—	22,464

Balance at December 31, 2008	—	77,119,963	$—	$771	$2,940,499	$(21,942)	$(2,932)	$2,916,396

See accompanying notes to Consolidated Financial Statements

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-08	12-31-07	12-31-06
Cash flows from operating activities:
Net income	$411,487	$358,160	$266,546
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	194,150	168,324	149,352
Depreciation expense from discontinued operations	5,302	13,401	14,777
Amortization of deferred financing costs and debt premium/discount	6,003	4,934	4,474
Amortization of stock-based compensation	11,888	14,353	10,095
(Income) Loss allocated to minority interest in consolidated partnerships	(741)	1,585	573
Equity in income of unconsolidated entities, net of eliminations	(3,436)	(58,122)	(6,480)
Return on investment of unconsolidated entities	—	130	298
Impairment loss — land holdings	57,899	—	—
Gain on retirement of unsecured notes	(1,950)	—	—
Abandonment of development pursuits	9,428	3,429	—
Gain on sale of real estate assets	(284,901)	(107,032)	(110,930)
Decrease (increase) in cash in operating escrows	3,054	(7,403)	(844)
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(4,902)	8,747	(4,381)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(16,426)	54,368	28,180

Net cash provided by operating activities	386,855	454,874	351,660

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(881,503)	(1,112,590)	(735,167)
Acquisition of real estate assets, including partner equity interest	—	(13,841)	(74,924)
Capital expenditures — existing real estate assets	(15,534)	(13,851)	(21,289)
Capital expenditures — non-real estate assets	(5,290)	(1,424)	(957)
Proceeds from sale of real estate communities, net of selling costs	529,777	261,089	272,223
(Decrease) increase in payables for construction	(27,018)	32,348	34,542
Decrease in cash in construction escrows	126,611	54,149	19,572
Decrease (increase) in investments in unconsolidated real estate entities	6,648	(15,127)	(5,371)

Net cash used in investing activities	(266,309)	(809,247)	(511,371)

Cash flows from financing activities:
Issuance of common stock	7,433	621,029	26,551
Repurchase of common stock	(42,159)	(257,929)	—
Redemption of preferred stock	(100,000)	—	—
Dividends paid	(278,795)	(268,966)	(234,958)
Net (repayments) borrowings under unsecured credit facility	(390,500)	514,500	(66,800)
Issuance of mortgage notes payable and draws on construction loans	697,046	59,126	113,849
Repayments of mortgage notes payable	(67,442)	(27,256)	(6,827)
Issuance of unsecured debt	330,000	—	343,743
Repayment of unsecured notes	(219,050)	(260,000)	—
Payment of deferred financing costs	(9,491)	(6,550)	(12,698)
Redemption of units for cash by minority partners	(1,756)	(6,851)	(80)
Contributions from minority and profit-sharing partners	—	1,333	—
Distributions to DownREIT partnership unitholders	(216)	(280)	(392)
Distributions to joint venture and profit-sharing partners	(181)	(1,796)	(108)

Net cash (used in) provided by financing activities	(75,111)	366,360	162,280

Net increase in cash and cash equivalents	45,435	11,987	2,569

Cash and cash equivalents, beginning of year	20,271	8,284	5,715

Cash and cash equivalents, end of year	$65,706	$20,271	$8,284

Cash paid during the period for interest, net of amount capitalized	$110,290	$98,594	$102,640

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the year ended December 31, 2008:
•	130,325 shares of common stock valued at $11,646 were issued in connection with stock grants, 5,703 shares valued at $458 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 were issued to members of the Board of Directors in fulfillment of deferred stock awards, 39,633 shares valued at $3,483 were withheld to satisfy employees’ tax withholding and other liabilities and 1,101 shares valued at $109 were forfeited, for a net value of $9,869. In addition, the Company granted 401,212 options for common stock at a value of $3,976.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $434 to adjust the Company’s Hedging Derivatives (as defined in Note 5, “Derivative Instruments and Hedging Activities”) to their fair value.

•	The Company issued $135,000 of variable rate debt relating to Avalon Walnut Creek. The proceeds were placed in an escrow account until requisitioned for construction funding and no amounts have been drawn for use in the development of the community.

•	Common and preferred dividends declared but not paid totaled $208,209.

•	The Company recorded a decrease of $11,443 to minority interest with a corresponding gain to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock. For further discussion of the nature and valuation of the put option, see Note 11, “Fair Value Measurements.”
During the year ended December 31, 2007:
•	75,231 shares of common stock valued at $10,971 were issued in connection with stock grants, 2,929 shares valued at $365 were issued through the Company’s dividend reinvestment plan, 41,000 shares valued at $4,381 were withheld to satisfy employees’ tax withholding and other liabilities and 8,609 shares valued at $231 were forfeited, for a net value of $6,724. In addition, the Company granted 331,356 options for common stock, net of forfeitures, at a value of $7,518.

•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $213 to adjust the Company’s Hedging Derivatives to their fair value.

•	The Company issued $100,000 of variable rate tax-exempt debt relating to Avalon Morningside Park. The proceeds were placed in an escrow account until requisitioned for construction funding, none of which was drawn for use in the development of the community.

•	Common and preferred dividends declared but not paid totaled $67,909.

•	The Company recorded an increase of $6,124 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with a put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock.
During the year ended December 31, 2006:
•	122,172 shares of common stock valued at $12,568 were issued in connection with stock grants, 2,306 shares valued at $256 were issued through the Company’s dividend reinvestment plan, 47,111 shares valued at $3,449 were withheld to satisfy employees’ tax withholding and other liabilities and 5,910 shares valued at $193 were forfeited, for a net value of $9,182. In addition, the Company granted 849,769 options for common stock, net of forfeitures, at a value of $9,946.

•	308,345 units of limited partnership, valued at $14,166, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company issued $187,300 of variable rate, tax-exempt debt, of which $107,451 in proceeds were not received, but placed in an escrow until requisitioned for construction funding.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $891 to adjust the Company’s Hedging Derivatives to their fair value.

•	The Company recorded an increase of $2,593 to minority interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with a put option held by a joint venture partner. This put option allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, shares of the Company’s common stock.

•	Common and preferred dividends declared but not paid totaled $60,417.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”), as amended. The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier-to-entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At December 31, 2008, the Company owned or held a direct or indirect ownership interest in 164 operating apartment communities containing 45,728 apartment homes in ten states and the District of Columbia, of which nine communities containing 2,610 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 14 communities under construction that are expected to contain an aggregate of 4,564 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 27 communities that, if developed as expected, will contain an estimated 7,304 apartment homes.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned partnerships, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities consolidated under FASB Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. If the Company is the general partner and has control over the partnership, or if the Company’s limited partnership ownership includes the ability to dissolve the partnership, or has substantive participating rights, the Company consolidates the investments. If the Company is not the general partner, or the Company’s partnership interest does not overcome the presumption of control in a limited partnership residing with the general partner as discussed in the EITF, the Company then looks to the guidance in SOP 78-9, APB No. 18 and EITF Topic D-46 to determine the accounting framework to apply. The Company generally uses the equity method to account for these investments unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution of current cash flow before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interests have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock. In 2008, the Company redeemed 44,592 operating units for cash.
In conjunction with the acquisition and development of investments in unconsolidated entities, the Company may incur costs in excess of its equity in the underlying assets. These costs are capitalized and depreciated over the life of the underlying assets to the extent that the Company expects to recover the costs.
If there is an event or change in circumstance that indicates a loss in the value of an investment, the Company’s policy is to record the loss and reduce the value of the investment to its fair value. A loss in value would be indicated if the Company could not recover the carrying value of the investment or if the investee could not sustain an earnings capacity that would justify the carrying amount of the investment. The Company did not recognize an impairment loss on any of its investments in unconsolidated entities during the years ended December 31, 2008, 2007 or 2006.
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
Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization begins when the Company has determined that development of the future asset is probable and ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written-off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $12,511 in 2008, $6,974 in 2007 and $2,115 in 2006. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company owns 11 land parcels improved with office buildings, industrial space and other commercial ventures occupied by unrelated third parties, four of which are Development Rights. In December 2008, the Company decided to no longer pursue development on seven of these parcels, resulting in the recognition of an impairment loss, as discussed below. For the parcels of land for which the Company does not intend to pursue development, rental revenue from the incidental operations will be recognized as a component of rental and other income. For those land parcels on which the Company intends to pursue development, the Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
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
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. If there is an event or change in circumstance that indicates an impairment in the value of a real estate asset, the Company compares the current and projected net cash flow from the asset over its remaining useful life, or estimated holding period for those assets expected to be disposed of, on an undiscounted basis, to the Company’s carrying amount of the asset. If the carrying amount is in excess of the estimated projected net cash flows, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. In the fourth quarter of 2008, the Company concluded that a general deterioration in capital market conditions and the related decline in employment levels do not support the development and construction of certain new apartment communities previously in planning, for which the Company owns the related land parcels. As a result of the conditions discussed above, the Company recognized an impairment loss of $57,899 relating to eight land parcels for which the Company no longer intends to pursue development, as well as a charge for severance and employment related costs associated with the reduction in planned development activity of approximately $3,400 reported as a component of general and administrative expense. The recent economic downturn resulted in there being few or no transactions negotiated in the second half of 2008 upon which to base pricing. The Company therefore looked to a combination of internal models and third-party pricing estimates to determine the fair values for these land parcels at December 31, 2008. Considering the Company’s knowledge of multifamily residential development, the fair values of the land parcels that are zoned for multifamily residential development were generated using an internal model, and the land parcels zoned for other purposes were valued using third party estimates of fair value. For the internally generated fair values, the Company used a discounted cash flow analysis on the expected cash flows for a multifamily residential rental community.
The Company did not recognize an impairment loss on any of its non-operating assets during the years ended December 31, 2007 or 2006. In addition, the Company did not recognize an impairment loss on any of its operating communities during the years ended December 31, 2008, 2007 or 2006.
Income Taxes
As of December 31, 2008, the Company did not have any unrecognized tax benefits as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2005 through 2007.
The Company elected to be taxed as a REIT under the Code, as amended, for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of the taxable income over the time period allowed under the Code to its stockholders. Management believes that all such conditions for the avoidance of income taxes have been met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company incurred a charge of $3,200 for federal excise taxes as a component of general and administrative expense in the Consolidated Statement of Operations and Other Comprehensive Income as a result of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2008. For further discussion of the real estate disposition activities, see Note 7, “Real Estate Disposition Activities.” In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries is subject to federal, state and local income taxes.
The following reconciles net income available to common stockholders to taxable net income for the years ended December 31, 2008, 2007 and 2006 (unaudited):

	2008	2007	2006
	Estimate	Actual	Actual
Net income available to common stockholders	$401,033	$349,460	$257,846
Dividends attributable to preferred stock, not deductible for tax	7,215	8,700	8,700
GAAP gain on sale of communities less than tax gain	70,398	12,245	7,242
Depreciation/Amortization timing differences on real estate	(21,929)	(78,438)	(21,974)
Tax compensation expense less than (in excess of) GAAP	11,479	(24,239)	(26,540)
Impairment loss	53,399	—	—
Other adjustments	3,694	17,186	13,335

Taxable net income	$525,289	$284,914	$238,609

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2008, 2007 and 2006 (unaudited):

	2008	2007	2006
Ordinary income	16%	35%	48%
15% capital gain	60%	54%	43%
Unrecaptured §1250 gain	24%	11%	9%

Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to interest expense, net when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $24,264 at December 31, 2008 and was $19,368 at December 31, 2007.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of December 31, 2008 and December 31, 2007, the Company had approximately $61,298 and $213,108, respectively, in variable rate debt subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $125,310 in variable rate debt which is subject to interest rate caps as of December 31, 2008. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
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

	For the year ended
	12-31-08	12-31-07	12-31-06
Basic and diluted shares outstanding

Weighted average common shares — basic	76,783,515	78,680,043	74,125,795
Weighted average DownREIT units outstanding	59,886	105,859	172,255
Effect of dilutive securities	735,451	1,071,025	1,288,848

Weighted average common shares — diluted	77,578,852	79,856,927	75,586,898

Calculation of Earnings per Share — basic

Net income available to common stockholders	$401,033	$349,460	$257,846

Weighted average common shares — basic	76,783,515	78,680,043	74,125,795

Earnings per common share — basic	$5.22	$4.44	$3.48

Calculation of Earnings per Share — diluted

Net income available to common stockholders	$401,033	$349,460	$257,846
Add: Minority interest of DownREIT unitholders in consolidated partnerships, including discontinued operations	216	280	391

Adjusted net income available to common stockholders	$401,249	$349,740	$258,237

Weighted average common shares — diluted	77,578,852	79,856,927	75,586,898

Earnings per common share — diluted	$5.17	$4.38	$3.42

In the fourth quarter of 2008, the Company declared a combined special and regular dividend of $2.70 per share. Shareholders had the option to receive payment of the dividend in cash, shares of common stock, or a combination of cash and shares of common stock, provided that the aggregate cash payable to all stockholders, other than cash payable in lieu of fractional shares, was limited to an amount equal to the regular dividend of $0.8925 per share, multiplied by the number of shares outstanding on the record date. As discussed in Note 15, “Subsequent Events,” the Company issued approximately 2,626,000 shares in payment of the special dividend. The Company concluded that the stock issued for the special dividend did not qualify for accounting treatment as a stock dividend as that term is defined within Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins” (ARB 43), and therefore will not restate the number of shares outstanding or per share results for 2008 or prior year periods. However, in accordance with the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), the shares issued under the special dividend are considered to be contingently issuable shares. Therefore the Company included approximately 109,000 shares in the calculation of the Earnings per common share - diluted for the year ended December 31, 2008 resulting from the special dividend, and prior year shares outstanding were not adjusted to reflect the impact of the additional shares outstanding pursuant to the special dividend.
In addition, certain options to purchase shares of common stock in the amounts of 1,534,784 and 335,856 were outstanding at December 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments” as discussed below, such options are anti-dilutive.
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
Under the provisions of SFAS No. 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. Prior to the adoption of SFAS No. 123(R), option forfeitures were recognized as they occurred. The forfeiture rate at December 31, 2008 was 2.2%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31,

2008, 2007 or 2006.
Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, minority interest expense, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations under SFAS No. 144, the Company reclassified the results of operations to discontinued operations in accordance with SFAS No. 144. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company did not have any assets that qualified for held for sale presentation at December 31, 2008.
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
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which standardizes the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007. The FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157 (FSP 157-2),” which allowed for the delay of the application of SFAS No. 157 for non-financial assets until fiscal years beginning after November 15, 2008. In accordance with this FSP, the Company elected to defer applying the provisions of SFAS No. 157 for non-financial instruments until January 2009. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position on results of operations.
In December 2007, the FASB issued Statement No. 141(R), “Business Combinations.” This statement changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company will adopt this standard beginning January 1, 2009 and will apply the accounting to acquisitions subsequent to adoption.

In December 2007, the FASB issued Statement No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Under this statement, noncontrolling interests are considered equity and thus the practice of reporting minority interests in the mezzanine section of the Consolidated Balance Sheets will be eliminated. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the Consolidated Statement of Operations and Other Comprehensive Income of the attribution of that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions. The Company will adopt this standard on a prospective basis as of January 1, 2009, with the presentation and disclosure requirements applied to all periods presented on a retrospective basis.
In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” This statement require entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt the expanded disclosure requirements of this standard effective January 1, 2009.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The FSP does not address awards that contain rights to forfeitable dividends. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited. The Company does not believe the provisions of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations.
In November 2008, the FASB ratified the consensus of Emerging Issues Task Force on Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”). EITF No. 08-6 addresses the impact of SFAS 141(R) and SFAS 160 on accounting for equity method investments. The Task Force reached a consensus that the initial carrying value of an equity method investment should be determined by applying the cost accumulation model set forth in SFAS 141(R) and that an entity should use the other-than-temporary impairment model of APB 18 when testing an equity method investment for impairment. Further, share issuances by an investee should be accounted for as if the equity method investor had sold a proportionate share of its investment and recognize any gain or loss in earnings. Finally, when an investment no longer is within the scope of equity method accounting, the current carrying amount of the investment should be its initial cost and the investor should prospectively apply the provisions of APB 18 or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in applying cost method or other appropriate accounting. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe that the provisions of EITF 08-6 will have a material impact on its financial position or results of operations.
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” Under this FSP, entities are required to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities (“VIEs”), including qualifying special purpose entities. The additional disclosures related to VIEs include the method for determining whether an enterprise is the primary beneficiary of a VIE, including significant judgments and assumptions made, and whether the consolidation conclusion has changed in the most recent financial statements. It also requires disclosure of the details of any financial or other support provided to a VIE that the enterprise was not previously contractually required to provide, as well as the primary reasons for providing such support. Finally, the primary beneficiary of a VIE is required to disclose the terms of any arrangements that could require the enterprise to provide future support to the VIE. This FSP is effective for the first reporting period ending after December 15, 2008. The Company has included the required disclosures in this Form 10-K.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with

SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $74,621 for 2008, $73,118 for 2007 and $46,388 for 2006.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of December 31, 2008 and December 31, 2007 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2008 and 2007, as shown in the Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	12-31-08	12-31-07
Fixed rate unsecured notes (1)	$1,672,965	$1,893,499
Variable rate unsecured notes	330,000	—
Fixed rate mortgage notes payable — conventional and tax-exempt	901,181	224,299
Variable rate mortgage notes payable — conventional and tax-exempt	646,311	525,763

Total notes payable and unsecured notes	3,550,457	2,643,561
Variable rate unsecured credit facility	124,000	514,500

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,674,457	$3,158,061

(1)	Balances at December 31, 2008 and December 31, 2007 include $2,035 and $2,501 of debt discount, respectively.
The following debt activity occurred during the year ended December 31, 2008:
•	the Company repaid $50,000 in previously issued 6.625% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	the Company repurchased $10,000 principal amount of its $150,000, 7.5% unsecured notes, due August 2009 for $10,288 with the premium above par recorded as a charge to earnings;

•	the Company repaid the 6.95% loan in the amount of $11,522 secured by Avalon Knoll located in Gaithersburg, Maryland, and a variable-rate loan secured by Avalon at Fairway Hills in Columbia, Maryland in the amount of $11,500 early at par. The loans for Avalon Knoll and Avalon at Fairway Hills had contractual maturities of June 2026;

•	the Company repaid $146,000 of unsecured notes with an annual interest rate of 8.25% pursuant to their scheduled maturity;

•	the Company repaid the $4,368, 6.99% loan secured by a development right in Wheaton, Maryland pursuant to its scheduled maturity;

•	the Company repurchased $15,000 of its $250,000, 5.5% unsecured notes due January 2012 for $13,050 with the discount below par recorded as a gain;

•	the Company executed two separate five-year, interest only mortgage loans for aggregate borrowings of approximately $264,697 at a weighted average effective interest rate of approximately 4.78%. One mortgage loan for approximately $170,125 is secured by Avalon at Arlington Square, located in Arlington, Virginia. The second mortgage loan, for approximately $94,572 is secured by Avalon at Cameron Court, located in Alexandria, Virginia;

•	the Company executed two separate seven-year, interest only mortgage loans for aggregate borrowings of approximately $260,600 at a weighted average effective interest rate of approximately 5.58%. One mortgage loan for approximately $110,600 is secured by Avalon Crescent, located in McLean, Virginia. The second mortgage loan, for approximately $150,000 is secured by Avalon Silicon Valley, located in Sunnyvale, California;

•	the Company entered into a $330,000 variable rate, unsecured term loan comprised of three tranches, each representing approximately one third of the borrowing, bearing interest at LIBOR plus a spread of 1.25%. One tranche matures in each of the next three years, with the final tranche maturing in January 2011;

•	the Company closed variable-rate bond financing relating to Avalon Walnut Creek in the aggregate amount of $135,000, of which $126,000 is tax-exempt. In addition, the Company also closed a 4.0% fixed rate construction loan for $2,500 related to Avalon Walnut Creek;

•	the Company executed three fixed rate mortgage loans for an aggregate borrowing of $169,249 with a weighted average interest rate of 6.0% of which $55,100 is secured by Avalon Commons, located in

Smithtown, New York, $51,749 is secured by Avalon Darien, located in Darien, Connecticut and $62,400 is secured by Avalon at Greyrock Place, located in Stamford, Connecticut; and

•	the Company used a portion of the net proceeds from these borrowings to reduce the amounts outstanding under its unsecured credit facility to $124,000.
In the aggregate, secured notes payable mature at various dates from April 2009 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,567,783 as of December 31, 2008). As of December 31, 2008, the Company has guaranteed approximately $390,171 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% and 6.5% at December 31, 2008 and December 31, 2007, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, unsecured term loan and its unsecured credit facility, including the effect of certain financing related fees, was 2.9% at December 31, 2008 and 5.4% at December 31, 2007.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2008 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes (2)
2009	$5,108	$58,855	$140,000	7.500%
			105,600	3.720%

2010	4,626	29,388	200,000	7.500%
			112,200	3.720%

2011	3,425	36,594	300,000	6.625%
			50,000	6.625%
			112,200	3.720%

2012	2,181	27,156	250,000	6.125%
			235,000	5.500%

2013	2,323	319,797	100,000	4.950%

2014	2,475	33,100	150,000	5.375%

2015	2,637	374,749	—	—

2016	2,806	—	250,000	5.750%

2017	2,989	18,300	—	—

2018	3,185	—	—	—

Thereafter	369,114	248,684	—	—

	$400,869	$1,146,623	$2,005,000

(1)	Secured notes payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The stated interest rate for variable-rate unsecured notes is the rate as of December 31, 2008.
The Company’s unsecured notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread of 25 basis points, plus accrued and unpaid interest to the redemption date. The indenture under which the Company’s unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, with which the Company was in compliance at December 31, 2008.

The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company had $124,000 outstanding under the Credit Facility and $45,976 outstanding in letters of credit as of December 31, 2008. At December 31, 2007, there was $514,500 outstanding under the Credit Facility and $61,689 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.84% at December 31, 2008). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $422,500. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of December 31, 2008. The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
The Company was in compliance at December 31, 2008 with certain customary financial and other covenants under the Credit Facility, the $330,000 variable rate unsecured term loan and the Company’s unsecured notes.
4. Stockholders’ Equity
As of December 31, 2008 and 2007, the Company had authorized for issuance 140,000,000 and 50,000,000 shares of common and preferred stock, respectively. In October 2008, the Company redeemed all 4,000,000 outstanding shares of its Series H Cumulative Redeemable Preferred Stock, including accrued but unpaid dividends, for $100,701. As of December 31, 2007, the Company had 4,000,000 shares of Series H redeemable preferred stock outstanding at a stated liquidation preference of $100,000.
During the year ended December 31, 2008, the Company:
(i)	issued 155,291 shares of common stock in connection with stock options exercised;

(ii)	recognized 24,407 common shares granted to members of the Board of Directors in fulfillment of deferred stock awards;

(iii)	issued 5,703 common shares through the Company’s dividend reinvestment plan;

(iv)	issued 130,325 common shares in connection with stock grants;

(v)	issued 8,460 common shares through the Company’s employee stock purchase plan;

(vi)	withheld 39,633 common shares to satisfy employees’ tax withholding and other liabilities;

(vii)	purchased 482,100 common shares through the Company’s stock repurchase program;

(viii)	had 1,101 shares of restricted common stock forfeited; and

(ix)	redeemed all 4,000,000 shares of outstanding preferred stock.
In addition, the Company granted 401,212 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during 2008 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2008, and will not be reflected until earned as compensation cost.
Dividends per common share were $5.3775 for the year ended December 31, 2008, which included a special dividend declared in December 2008, of $1.8075 per share (the “Special Dividend”) in conjunction with the fourth quarter 2008 regular dividend of $0.8925 per share. The Special Dividend was declared to distribute a portion of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2008, as discussed in Note 7, “Real Estate Disposition Activities,” which resulted in aggregate gains recognized for federal income tax purposes of $355,000. The Special Dividend is intended to qualify for the dividends paid deduction for tax purposes and minimize corporate level income taxes for 2008 and reduce federal excise taxes.
Stockholders had the option to receive payment of the Special Dividend and regular dividend (collectively the “Combined Dividend”) in the form of cash, shares of common stock or a combination of cash and shares of common stock, provided that the aggregate amount of cash payable to all stockholders (other than cash payable in lieu of fractional shares) was limited to an amount equal to the regular dividend of $0.8925 per share multiplied by the number of shares outstanding at the record date.
Dividends per common share were $3.40 for the year ended December 31, 2007 and $3.12 for the year ended December 31, 2006. The average dividend for preferred shares was $1.81 for the year ended December 31, 2008. The average dividend for all non-redeemed preferred shares during the years ended December 31, 2007 and 2006 was $2.18 per share.
The Company offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which allows for holders of the Company’s common stock to purchase shares of common stock through either reinvested dividends or optional cash payments. The purchase price per share for newly issued shares of common stock under the DRIP will be equal to the last reported sale price for a share of the Company’s common stock as reported by the New York Stock Exchange (“NYSE”) on the applicable investment date.
In February 2008, the Company announced that its Board of Directors increased the Company’s common stock repurchase program for purchases of shares of its common stock in open market or negotiated transactions to $500,000. During the year ended December 31, 2008, the Company repurchased 482,100 shares at an average price of $87.42 per share through this program, bringing the total amount of common stock purchased under the program to approximately $300,000.
5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at December 31, 2008, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Interest	Interest
	Rate Caps	Rate Swaps
Notional balance	$188,885	$44,937
Weighted average interest rate (1)	3.6%	6.5%
Weighted average capped interest rate	7.2%	n/a
Earliest maturity date	May-09	Jun-10
Latest maturity date	Mar-14	Jun-10
Estimated fair value, asset/(liability)	$116	$(2,561)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and seven derivatives not designated as hedges at December 31, 2008. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $434, $213 and $891 during the years ended December 31, 2008, 2007 and 2006, respectively. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings in 2008, as well as the estimated amount included in accumulated other comprehensive income as of December 31, 2008, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Consistent with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments. Refer to Note 13, “Fair Value Measurements,” for further discussion of fair value measurements under SFAS No. 157.
6. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities in accordance with the literature as discussed in Note 1, “Organization and Significant Accounting Policies,” under Principles of Consolidation.
As of December 31, 2008, the Company had investments in the following real estate entities:
•	Arna Valley View LP — In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2008, Arna Valley View has $5,520 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $5,121 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by, nor recourse to the Company. Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.
•	CVP I, LLC — In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in late 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2008). The Company is the managing member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party.
As of December 31, 2008, CVP I, LLC has tax-exempt variable rate bonds in the amount of $117,000 outstanding, which have a permanent credit enhancement and mature in February 2036. The Company has guaranteed, under limited circumstance, the repayment to the credit enhancer of any advance in fulfillment of CVP I LLC’s repayment obligations under the bonds. The Company has also guaranteed the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project overall once tenant improvements related to a retail tenant are complete, which is expected in 2009. The Company’s maximum obligation under this guarantee at December 31, 2008 was $117,000. The Company’s 80% partner in this venture has agreed that it will reimburse the Company its pro rata share of any amounts paid relative to these guaranteed obligations. The Company does not currently expect to incur any liability under either of these guarantees. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of December 31, 2008 were not significant. As a result, the Company has not recorded any obligation associated with these guarantees at December 31, 2008. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.
In addition, the Company and the joint venture that owns Avalon Chrystie Place, in which it has an interest, are defendants in a matter related to FHA accessibility. See discussion in Note 8, “Commitments and Contingencies.”
•	Avalon Del Rey Apartments, LLC — In March 2004, the Company entered into an agreement with an unrelated third party which provided that, upon construction completion, Avalon Del Rey would be owned and operated by a joint venture between the Company and the third party. Avalon Del Rey is a 309 apartment-home community located in Los Angeles, California that was developed by the Company, with construction completed during the third quarter of 2006. During the fourth quarter of 2006, the third-party venture partner invested $49,000 and was granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. The Company continues to be responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. Avalon Del Rey Apartments, LLC has a variable rate $50,000 secured construction loan, of which $40,763 is outstanding as of December 31, 2008 and which matures in September 2009, subject to the exercise of an additional one-year extension option. In conjunction with the construction management services that the Company provided to Avalon Del Rey Apartments, LLC, the Company has provided a construction completion guarantee to the construction loan lender in order to fulfill their standard financing requirements related to construction financing. Although the obligation of the Company under this guarantee exists at December 31, 2008, the Company does not have any potential liability at December 31, 2008, as construction has been completed. This guarantee will terminate at the time that Avalon Del Rey Apartments LLC refinances the note.
In conjunction with the admittance of the joint venture partner to the LLC, the Company provided the third-party investor an operating guarantee. This guarantee, which extended for one year, provided that if the one-year return for the initial year of the joint venture partner’s investment was less than a threshold return of 7% on its initial equity investment, that the Company would pay the joint venture partner an amount equal to the shortfall, up to the 7% threshold return required. Over the guarantee period, the cash flows and return on investment for Avalon Del Rey exceeded the initial year threshold return required by our joint venture partner, satisfying all obligations of the Company under this guarantee.
Concurrent with the satisfaction of the operating guarantee in the fourth quarter of 2007, the Company recognized the sale of a 70% ownership interest in the entity that owns Avalon Del Rey, reporting a gain of $3,607 as a component of equity in income of unconsolidated entities on the Consolidated Statements of Operations and Other Comprehensive Income. Therefore, in the fourth quarter of 2007, the Company began to account for its investment in the joint venture under the equity method of accounting.
•	Juanita Construction, Inc. — In April 2004, a taxable REIT subsidiary of the Company entered into an agreement to develop Avalon at Juanita Village, a 211 apartment-home community located in Kirkland, Washington, for which construction was completed in late 2005. Avalon at Juanita Village was developed through Juanita Construction, Inc., a wholly owned taxable REIT subsidiary and was sold to a joint venture in the first quarter of 2006, at which point, the subsidiary was reimbursed for all the costs of construction and retained a promoted interest in the residual profits of the joint venture. The third-party joint venture partner received a 100% equity interest in the joint venture and will control the joint venture. The Company was engaged to manage the community for a property management fee. This community is unconsolidated for financial reporting purposes effective with the sale to the joint venture.
•	Aria at Hathorne LLC — In the second quarter of 2007, a wholly owned taxable REIT subsidiary of the Company entered into an LLC agreement with a joint venture partner to develop 64 for-sale town homes with a total capital cost of $23,621 in Danvers, Massachusetts. The homes will be developed between 2008 and 2010 on an out parcel adjacent to our Avalon Danvers rental apartment community. The out parcel was zoned for for-sale activity, and was contributed to the LLC by the subsidiary of the Company in exchange for a 50% ownership interest. The LLC has $1,868 outstanding on a variable rate $5,400 secured construction loan and $2,608 outstanding on a $3,200 variable rate development loan as of December 31,

2008. The Company’s joint venture partner has provided a payment and completion guarantee to both the acquisition and development and the construction loan lender. In addition, the LLC has a short-term note for $263 that is expected to be repaid in 2009. The Company accounts for this investment under the equity method.
•	MVP I, LLC — In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction for Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $5,902 to this venture and holds a 25% equity interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a seven-year, fixed rate conventional loan. The Company has guaranteed, under limited circumstance, the repayment to the credit enhancer of any advance in fulfillment of MVP I, LLC’s repayment obligations under the bonds. The Company’s 75% partner in this venture has agreed that it will reimburse the Company its pro rata share of any amounts paid relative to this guarantee obligation. The Company does not currently expect to incur any liability under this guarantee. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2008 was not significant. As a result, the Company has not recorded any obligation associated with this guarantee at December 31, 2008. This community is unconsolidated for financial reporting purposes and is accounted for under the equity method.
•	AvalonBay Value Added Fund, LP (the “Fund”) — In March 2005, the Company admitted outside investors into the Fund, a private, discretionary investment vehicle, which acquired and operates communities in the Company’s markets. The Fund served as the principal vehicle through which the Company acquired investments in apartment communities, subject to certain exceptions until March 2008. The Fund has nine institutional investors, including the Company, and a combined equity capital commitment of $330,000. A significant portion of the investments made in the Fund by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund REIT”). A wholly owned subsidiary of the Company is the general partner of the Fund and has committed $50,000 to the Fund and the Fund REIT, representing a 15.2% combined general partner and limited partner equity interest. At December 31, 2008, the Fund was fully invested. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met (which were not achieved in 2008).
As of December 31, 2008, the Fund owns the following 19 communities, subject to certain mortgage debt. In addition, as of December 31, 2008, the Fund has $3,000 outstanding under its variable rate credit facility, which matures in December 2009. The Company has not guaranteed any of the Fund debt, nor does it have any obligation to fund this debt should the Fund be unable to do so.

			Outstanding Debt
		# of apt			Interest	Maturity
Community Name	Location	homes	Amount	Type	Rate	Date
Avalon at Redondo Beach	Los Angeles, CA	105	$21,033	Fixed	4.87%	Oct 2011
Avalon Lakeside	Chicago, IL	204	12,056	Fixed	5.74%	Mar 2012
Avalon Columbia	Baltimore, MD	170	22,275	Fixed	5.48%	Apr 2012
Avalon Sunset	Los Angeles, CA	82	12,750	Fixed	5.41%	Feb 2014
Avalon at Poplar Creek	Chicago, IL	196	16,500	Fixed	4.83%	Oct 2012
Avalon at Civic Center	Norwalk, CA	192	27,001	Fixed	5.38%	Aug 2013
Avalon Paseo Place	Fremont, CA	134	11,800	Fixed	5.74%	Nov 2013
Avalon at Yerba Buena	San Francisco, CA	160	41,500	Fixed	5.88%	Mar 2014
Avalon at Aberdeen Station	Aberdeen, NJ	290	39,842	Fixed	5.64%	Sep 2013
The Springs	Corona, CA	320	26,000	Fixed	6.06%	Oct 2014
The Covington	Lombard, IL	256	17,243	Fixed	5.43%	Jan 2014
Avalon Cedar Place	Columbia, MD	156	12,000	Fixed	5.68%	Feb 2014
Avalon Centerpoint	Baltimore, MD	392	45,000	Fixed	5.74%	Dec 2013
Middlesex Crossing	Billerica, MA	252	24,100	Fixed	5.49%	Dec 2013
Avalon Crystal Hill	Ponoma, NY	168	24,500	Fixed	5.43%	Dec 2013
Skyway Terrace	San Jose, CA	348	37,500	Fixed	6.11%	Mar 2014
Avalon Rutherford Station	East Rutherford, NJ	108	20,382	Fixed	6.13%	Sep 2016
South Hills Apartments	West Covina, CA	85	11,761	Fixed	5.92%	Dec 2013
Colonial Towers/South Shore Manor	Weymouth, MA	211	13,455	Fixed	5.12%	Mar 2015
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192 as of December 31, 2008). As of December 31, 2008, the expected realizable value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under the expected Fund liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2008 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2008.
In June 2008, the Fund sold Avalon Redmond, located in Redmond, WA. Avalon Redmond contains 400 apartment homes and was sold for a sales price of $81,250 resulting in a gain in accordance with GAAP of $25,417. The Company’s share of the gain in accordance with GAAP was approximately $3,483 reported as a component of equity in income of unconsolidated entities on the Consolidated Statements of Operations and Other Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	12-31-08	12-31-07
	(unaudited)	(unaudited)
Assets:
Real estate, net	$995,680	$997,319
Other assets	12,869	31,772

Total assets	$1,008,549	$1,029,091

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$705,332	$719,310
Other liabilities	18,063	20,494
Partners’ capital	285,154	289,287

Total liabilities and partners’ capital	$1,008,549	$1,029,091

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
	12-31-08	12-31-07	12-31-06
	(unaudited)	(unaudited)	(unaudited)
Rental and other income	$105,421	$92,078	$67,207
Operating and other expenses	(43,992)	(39,952)	(30,913)
Gain on sale of communities	25,417	—	26,661
Interest expense, net	(38,478)	(40,791)	(23,545)
Depreciation expense	(31,152)	(26,622)	(18,054)

Net income (loss)	$17,216	$(15,287)	$21,356

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $4,817 at December 31, 2008 and $5,375 at December 31, 2007 of the respective investment balances.
In October 2007, the Company completed the sale of its partnership interest in Avalon Grove to its third—party venture partner for $63,446 with a gain in accordance with GAAP of $56,320 reported as a component of equity in income of unconsolidated entities on the Consolidated Statements of Operations and Other Comprehensive Income. Avalon Grove, located in the Fairfield-New Haven market of Connecticut, was previously reported as an unconsolidated real estate investment. The Company continues to manage this community for a customary property management fee.
Investments in Unconsolidated Non-Real Estate Entities
The following is a summary of the Company’s equity in income (loss) of unconsolidated entities for the years presented:

	For the year ended
	12-31-08	12-31-07	12-31-06
Town Grove, LLC (1)	$31	$57,821	$1,457
Avalon Del Rey, LLC (2)	241	3,616	—
CVP I, LLC	1,109	567	(68)
Town Run Associates	—	107	298

Avalon Terrace, LLC (3)	—	22	6,736
MVP I, LLC	(474)	(1,261)	(662)

AvalonBay Value Added Fund, L.P. (4)	2,532	(1,775)	(799)
Rent.com	—	—	433
Constellation Real Technologies	—	72	60
Aria at Hathorne, LLC	1,127	—	—

Total	$4,566	$59,169	$7,455

(1)	Equity in income from this entity for 2007 includes a gain of $56,320 for the Company from the fourth quarter disposition of its partnership interest in Avalon Grove, an asset held by Town Grove, LLC.

(2)	Equity in income from this entity for 2007 includes a gain of $3,607 for the Company from the fourth quarter disposition of its ownership interest in Avalon Del Rey, the sole asset held by Avalon Del Rey, LLC.

(3)	Equity in income from this entity for 2006 includes a gain of $6,609 for the Company’s 25% share of the gain from the fourth quarter disposition of Avalon Bedford, the sole asset held by Avalon Terrace, LLC.

(4)	Equity in income from this entity for 2008 includes a gain of $3,483 for the Company’s 15.2% share of the gain from the second quarter disposition of Avalon Redmond, an asset held by AvalonBay Value Added Fund, L.P.
Investments in Consolidated Real Estate Entities
•	PHVP I LP — In the third quarter of 2008, the Company became the general partner of PHVP I, LP, acquiring a 99% controlling interest in the entity. The Company also entered into a ground lease in connection with the land related to the proposed development of Avalon at Walnut Creek, and became the borrower under the increased bond financing of $135,000 and a $2,500, 4.0% fixed rate loan in order to fund construction of Avalon at Walnut Creek, the multifamily portion of the development.

•	On September 2, 2008, the Company announced the formation of AvalonBay Value Added Fund II, LP (“Fund II”), a private, discretionary investment vehicle with commitments from five institutional investors including the Company. Fund II has equity commitments totaling $333,000. The Company has committed $150,000 to Fund II, representing a 45% equity interest.
Fund II will acquire and operate multifamily apartment communities primarily in the Company’s current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II will serve as the exclusive vehicle through which the Company will acquire investments in apartment communities for a period of three years from the closing date or until 90% of its committed capital is invested, subject to limited exceptions. Fund II will not include or involve the Company’s development activities. The Company will receive, in addition to any returns on its invested equity, asset management fees, property management fees and redevelopment fees. The Company will also receive a promoted interest if certain return thresholds are met. As of December 31, 2008, Fund II has not made any investments.
The Company, which serves as the general partner for Fund II, evaluated its investment in Fund II under EITF 04-5 and determined that the presumption of control by the Company was not overcome by the rights of the limited partners. The Company therefore accounts for its investment in Fund II as a consolidated subsidiary.

In conjunction with the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. As of December 31, 2008, there have not yet been any capital contributions by the partners of Fund II. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2008 is zero and therefore we have not recorded any obligation for this guarantee as of December 31, 2008.
7. Real Estate Disposition Activities
During the year ended December 31, 2008, the Company sold ten wholly owned communities for an aggregate gross sales price of $564,950, a portion of which was used to repay outstanding debt related to these dispositions in the amount of $43,715. These dispositions resulted in a gain in accordance with GAAP of approximately $284,901. Details regarding the community asset sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds

Avalon at West Grove	Westmont, IL	Q208	400	$—	$38,650	$36,829
Avalon Haven	North Haven,IL	Q208	128	—	23,750	22,953
Avalon at Foxchase I and II	San Jose, CA	Q208	396	26,400	91,250	62,478
Avalon Landing	Annapolis, MD	Q308	158	—	25,750	24,935
Avalon Walk	Hamden, CT	Q308	764	—	124,000	120,816
Avalon at Pruneyard	Campbell, CA	Q308	252	—	53,800	53,093
Avalon Wynhaven	Issaquah, WA	Q308	333	—	66,250	59,780
Avalon Blossom Hill	San Jose, CA	Q308	324	—	84,000	83,193
Avalon Ledges	Weymouth, MA	Q408	304	17,315	57,500	39,300

Total of all 2008 asset sales			3,059	$43,715	$564,950	$503,377

Total of all 2007 asset sales			1,384	$8,116	$268,096	$257,396

Total of all 2006 asset sales			1,036	$37,200	$261,850	$218,492

The Company is a party to litigation with the developer of the planned community in which Avalon Wynhaven is a member, concerning shared costs with another association controlled by the same developer. The Company believes that the developer has overcharged, and continues to overcharge the community. In conjunction with the sale of Avalon Wynhaven, the Company provided the purchaser with an indemnification for past costs and certain future costs to the extent that the dispute is resolved in favor of the developer. The Company has deferred recognition of $3,272 associated with these potential costs. As of December 31, 2008, the Company had no communities that qualified as discontinued operations and held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any communities sold from January 1, 2006 through December 31, 2008 and the communities that qualified as discontinued operations and held for sale as of December 31, 2008 have been presented as such in the accompanying Consolidated Financial Statements and are reported as a component of the Company’s Other Stabilized results in Note 9 “Segment Reporting”. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the year ended
	12-31-08	12-31-07	12-31-06
Rental income	$28,497	$56,989	$61,446
Operating and other expenses	(9,497)	(19,407)	(21,701)
Interest expense, net	(1,490)	(3,692)	(4,775)
Depreciation expense	(5,302)	(13,401)	(14,777)

Income from discontinued operations	$12,208	$20,489	$20,193

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $0 and $3,730 as of December 31, 2008 and 2007, respectively, $0 and $50,141 of mortgage notes as of December 31, 2008 and 2007, respectively and other liabilities of $0 and $7,525 as of December 31, 2008 and 2007, respectively relating to real estate assets sold or classified as held for sale.
During the year ended December 31, 2008, the Company did not sell any land parcels. The Company had gains on the sale of land parcels of $545 in 2007 and $13,519 in 2006.
8. Commitments and Contingencies
Employment Agreements and Arrangements
As of December 31, 2008, the Company had employment agreements with four executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current terms of these agreements end on dates that vary between December 2009 and November 2010. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by the Compensation Committee of the Board of Directors.
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

Construction and Development Contingencies
In connection with the pursuit of a development in Pleasant Hill, California, $125,000 in bond financing was previously issued by the Contra Costa County Redevelopment Agency (the “Agency”) in connection with the future construction of a multifamily rental community by PHVP I, LP. The bond proceeds were invested in their entirety in a guaranteed investment contract (“GIC”) administered by a trustee. This development, Avalon Walnut Creek, in Walnut Creek, California is planned as a mixed-use development, with residential, for-sale, retail and office components. In the third quarter of 2008, the Company became the general partner of PHVP I, LP, entered into a ground lease in connection with the land related to the proposed development, and became the borrower under the increased bond financing of $135,000 in order to fund construction of Avalon Walnut Creek, the multifamily portion of the development, which began in the third quarter of 2008. In addition, the Company obtained a construction loan of $2,500 related to the community. The Company consolidates PHVP I, LP, reporting the outstanding bond financing as a component of Mortgage notes payable on the accompanying Consolidated Balance Sheet as of December 31, 2008.
In addition, as part of providing construction management services to PHVP I, LLC for the construction of a public garage, the Company has provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. The Company’s obligations under this guarantee will terminate following construction completion of the garage once all of the lender’s standard completion requirements have been satisfied, which the Company currently expects to occur in 2009. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of December 31, 2008 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2008.
In 2007 the Company entered into a non-cancelable commitment (the “Commitment”) to acquire land in Brooklyn, New York for an aggregate purchase price of approximately $111,000. Under the terms of the Commitment, the Company will close on the various parcels over a period as determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either the Company or the seller can compel execution of the remaining transactions. During the fourth quarter of 2008, the Company acquired a portion of the land under the Commitment for aggregate purchase price of approximately $48,481. At December 31, 2008, the Company had an outstanding commitment to purchase the remaining land for approximately $62,519.
Legal Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by the Company violated the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed a motion to dismiss all or parts of the suit, which has not been ruled on yet by the court. In a matter also related to the FHA, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments, and which the Company believes satisfies the requirements of the FHA. Due to the preliminary nature of these matters, we cannot predict or determine the outcome of either lawsuit, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and such probable loss can be estimated, the estimated amount of the loss is expensed in the financial statements. While the resolution of these matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Lease Obligations
The Company owns 11 apartment communities and one commercial property which are located on land subject to land leases expiring between November 2028 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases under SFAS No. 13, “Accounting for Leases.” These leases have varying escalation terms, and four of these leases have purchase options exercisable between 2008 and 2095. The Company incurred costs of $16,937, $15,516 and $14,850 in the years ended December 31, 2008, 2007 and 2006, respectively, related to these leases.
The following table details the future minimum lease payments under the Company’s current leases:

Payments due by period
2009	2010	2011	2012	2013	Thereafter
$16,262	$16,328	$16,449	$16,347	$16,567	$2,234,496
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
A reconciliation of NOI to net income for years ended December 31, 2008, 2007 and 2006 is as follows:

	For the year ended
	12-31-08	12-31-07	12-31-06
Net income	$411,487	$358,160	$266,546
Indirect operating expenses, net of corporate income	33,045	31,285	28,811
Investments and investment management	17,298	11,737	7,030
Interest expense, net	114,878	94,540	106,271
General and administrative expense	42,781	28,494	24,767
Equity in income of unconsolidated entities	(4,566)	(59,169)	(7,455)
Minority interest in consolidated partnerships	(741)	1,585	573
Depreciation expense	194,150	168,324	149,352
Impairment loss	57,899	—	—
Gain on sale of real estate assets	(284,901)	(107,032)	(110,930)
Income from discontinued operations	(12,208)	(20,489)	(20,193)

Net operating income	$569,122	$507,435	$444,772

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the years ended December 31, 2008, 2007 and 2006 have been adjusted for the communities that were sold from January 1, 2006 through December 31, 2008, or otherwise qualify as discontinued operations as of December 31, 2008, as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the year ended December 31, 2008

Established New England	$126,958	$82,181	2.7%	$824,369
Metro NY/NJ	144,295	99,060	2.0%	931,783
Mid-Atlantic/Midwest	124,067	78,490	2.0%	765,501
Pacific Northwest	21,524	15,493	7.5%	175,503
Northern California	127,659	94,862	8.0%	1,039,280
Southern California	61,449	44,048	1.1%	377,841

Total Established (2)	605,952	414,134	3.6%	4,114,277

Other Stabilized	111,952	74,864	n/a	1,013,232
Development / Redevelopment	129,736	80,124	n/a	2,502,820
Land Held for Future Development	n/a	n/a	n/a	239,456
Non-allocated (3)	6,568	n/a	n/a	132,702

Total	$854,208	$569,122	12.1%	$8,002,487

For the year ended December 31, 2007

Established New England	$127,596	$81,860	2.6%	$851,473
Metro NY/NJ	141,424	97,860	4.7%	903,347
Mid-Atlantic/Midwest	119,817	75,517	6.5%	741,691
Pacific Northwest	28,294	19,671	16.1%	237,464
Northern California	144,052	104,670	12.5%	1,239,407
Southern California	56,091	40,219	5.9%	349,719

Total Established (2)	617,274	419,797	7.1%	4,323,101

Other Stabilized	47,821	30,324	n/a	356,038
Development / Redevelopment	95,426	57,314	n/a	2,171,207
Land Held for Future Development	n/a	n/a	n/a	288,423
Non-allocated (3)	6,142	n/a	n/a	47,793

Total	$766,663	$507,435	14.1%	$7,186,562

For the year ended December 31, 2006

Established New England	$84,572	$55,410	3.0%	$564,627
Metro NY/NJ	106,251	73,840	7.4%	617,609
Mid-Atlantic/Midwest	105,740	65,269	14.3%	678,737
Pacific Northwest	28,202	19,025	13.9%	263,245
Northern California	134,525	94,196	12.0%	1,251,531
Southern California	57,632	41,115	9.3%	374,605

Total Established (2)	516,922	348,855	9.7%	3,750,354

Other Stabilized	88,546	55,337	n/a	876,127
Development / Redevelopment	65,914	40,580	n/a	1,259,469
Land Held for Future Development	n/a	n/a	n/a	202,314
Non-allocated (3)	6,259	n/a	n/a	42,437

Total	$677,641	$444,772	11.7%	$6,130,701

(1)	Does not include gross real estate assets held for sale of $0, $370,178 and $484,891 as of December 31, 2008, 2007 and 2006, respectively.

(2)	Gross real estate for the Company’s established communities includes capitalized additions of approximately $15,534, $13,851 and $21,289 in 2008, 2007 and 2006, respectively.

(3)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

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
Shares of common stock of 1,744,159, 2,160,738 and 1,791,861 were available for future option or restricted stock grant awards under the 1994 Plan as of December 31, 2008, 2007 and 2006, respectively. Annually on January 1st, the maximum number available for issuance under the 1994 Plan is increased by up to 1.00% of the total number of shares of common stock and DownREIT units actually outstanding on such date. Notwithstanding the foregoing, the maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.
Under the 1995 Equity Incentive Plan (the “Avalon 1995 Incentive Plan”), a maximum number of 3,315,054 shares of common stock were issuable, plus any shares of common stock represented by awards under Avalon’s 1993 Stock Option and Incentive Plan (the “Avalon 1993 Plan”) that were forfeited, canceled, reacquired by Avalon, satisfied without the issuance of common stock or otherwise terminated (other than by exercise). Options granted to officers, non-employee directors and associates under the Avalon 1995 Incentive Plan generally vested over a three-year term, expire ten years from the date of grant and are exercisable at the market price on the date of grant. As of June 4, 1998, options and other awards ceased to be granted under the Avalon 1993 Plan or the Avalon 1995 Incentive Plan. Accordingly, there were no options to purchase shares of common stock available for grant under the Avalon 1995 Incentive Plan or the Avalon 1993 Plan at December 31, 2008, 2007 or 2006.
Pursuant to the terms of the 1994 Plan, because the Special Dividend was an extraordinary dividend, the exercise price and number of options underlying the awards were adjusted so that option holders would be neither advantaged nor disadvantaged as a result of the shares issued under the Special Dividend.

Information with respect to stock options granted under the 1994 Plan and the Avalon 1995 Incentive Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2005	2,229,778	$51.40	26,624	$37.09
Exercised	(592,308)	50.09	(22,384)	37.15
Granted	867,113	99.28	—	—
Forfeited	(17,344)	79.72	—	—

Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81

Exercised	(471,024)	56.57	(3,472)	36.86
Granted	344,429	147.39	—	—
Forfeited	(38,929)	110.28	—	—

Options Outstanding, December 31, 2007	2,321,715	$83.15	768	$36.61

Exercised	(154,523)	46.15	(768)	36.61
Granted	401,212	89.06	—	—
Forfeited	(23,413)	112.51	—	—
Special Dividend Option Adjustment (1)	78,144	N/A	—	—

Options Outstanding, December 31, 2008	2,623,135	$83.49	—	N/A

Options Exercisable:
December 31, 2006	1,041,360	$47.99	4,240	$36.81

December 31, 2007	1,230,428	$60.84	768	$36.61

December 31, 2008 (1)	1,711,508	$72.97	—	N/A

(1)  In accordance with the applicable equity award plan documents, the number and exercise price of outstanding awards have been adjusted as a result of the special dividend to maintain their value.
The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2008:

		Weighted Average
		Remaining Contractual Term
Number of Options	Range - Exercise Price	(in years)
163,190	30.00 - 39.99	1.7
420,678	40.00 - 49.99	3.6
499,331	60.00 - 69.99	6.2
1,030	70.00 - 79.99	6.5
416,040	80.00 - 89.99	8.0
781,171	90.00 - 99.99	7.1
6,698	100.00 - 109.99	7.4
5,152	110.00 - 119.99	8.5
329,845	140.00 - 149.99	8.1

2,623,135

Options outstanding under the 1994 Plan at December 31, 2008 had no intrinsic value. Options exercisable at December 31, 2008 under the 1994 plan had a weighted average contractual life of 6.43 years and no intrinsic value. The intrinsic value of options exercised during 2008, 2007 and 2006 was $8,565, $17,895 and $49,440, respectively.

The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on estimated forfeitures for the given year. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period. The following table summarizes the weighted average fair value of employee stock options for the periods shown and the associated assumptions used to calculate the value:

	2008	2007	2006
Weighted average fair value per share	$9.91	$21.83	$11.47
Life of options (in years)	7.0	7.0	7.0
Dividend yield	5.5%	4.0%	5.0%
Volatility	22.17%	17.32%	17.61%
Risk-free interest rate	3.09%	4.73%	4.55%
At December 31, 2008 and 2007, the Company had 207,070 and 200,940 outstanding unvested shares granted under restricted stock awards. The Company issued 130,325 shares of restricted stock valued at $11,646 as part of its stock-based compensation plan during the year ended December 31, 2008. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the year ended December 31, 2008 totaled 122,063 shares and had fair values ranging from $50.04 to $147.75 per share. The total fair value of shares vested was $10,668, $8,590 and $7,655 for the years ended December 31, 2008, 2007 and 2006, respectively.
Total employee stock-based compensation cost recognized in income was $17,268, $13,502 and $10,095 for the years ended December 31, 2008, 2007 and 2006, respectively, and total capitalized stock-based compensation cost was $6,499, $5,106 and $4,014 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was a total of $3,819 and $8,797 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.54 years and 2.36 years, respectively.
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
The “Absolute TRS Target” that must be exceeded during the measurement period is a 32% total return performance (or a pro rated amount in the event the measurement period is less than three years due to a change in control). The “Relative TRS Target” that must be exceeded is the total return performance (stock price appreciation plus cumulative dividends without reinvestment or compounding) during the measurement period of the Financial Times and the London Stock Exchange (FTSE) NAREIT Apartment Index. If the Actual TRS exceeds both the Absolute TRS Target and the Relative TRS Target, the total funding pool will equal 10% of the simple average of (i) the excess shareholder value created by the Actual TRS exceeding the Absolute TRS Target and (ii) the excess shareholder value created by the Actual TRS exceeding the Relative TRS Target, provided that in no event will the total funding pool exceed $60 million.
Each participating officer’s 2008 Performance Plan award is designated as a specified “Participation Percentage” in the 2008 Performance Plan. If both TRS targets are exceeded at the end of the measurement period, then each participating officer will earn deferred stock awards having a total value (based on the closing price of the Company’s common stock on the last day of the measurement period) equal to that officer’s participation percentage multiplied by the total funding pool. The total funding pool will under no circumstance exceed $60 million. Any unearned deferred stock awards (i.e., deferred stock awards in excess of the number of awards having a value equal to that officer’s participation percentage in the total funding pool) will be forfeited. Earned deferred stock awards will convert into vested unrestricted common stock (50%), and unvested restricted common stock with a one-year vesting period (50%), subject to earlier forfeiture or acceleration under certain circumstances. Dividends will be paid on both the unrestricted common stock and the restricted common stock. As of December 31, 2008, the Company has reserved 633,179 shares within the 1994 Plan relating to deferred stock awards under the 2008 Performance Plan.
The Company will recognize compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period. For the remaining 50% of each award, the Company will recognize compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility. The Company used a Monte Carlo model to assess the compensation cost associated with the 2008 Performance Plan. As of December 31, 2008, the estimated compensation cost was derived using the following assumptions: baseline share value of $102.16, dividend yield of 3.53%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 2.13% to 2.97%, resulting in an estimated fair value per share of $14.15. During the year ended December 31, 2008, the components of total stock-based compensation that the Company recognized for the 2008 Performance Plan was compensation expense of $1,013 recognized in earnings and capitalized stock-based compensation costs of $582.
Employee Stock Purchase Plan
In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 772,275 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 8,460 shares, 8,577 shares and 10,830 shares and recognized compensation expense of $90, $158 and $173 under the ESPP for the years ended December 31, 2008, 2007 and 2006, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed under SFAS No. 123(R), as further discussed in Note 1, “Organization and Significant Accounting Policies.”
11. Fair Value of Financial Instruments
Cash and cash equivalent balances are held with various financial institutions within principal protected accounts. The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses related to cash and cash equivalent balances is remote.

The valuation of financial instruments whose face amount does not approximate fair value is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect its own nonperformance risk in the fair value measurements of our bond indebtedness and notes payable. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
•	Cash equivalents, rents receivable, accounts and construction payable and accrued expenses, and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

•	Bond indebtedness and notes payable with an aggregate outstanding par amount of approximately $3,676,000 and $3,160,500 had an estimated aggregate fair value of $3,612,130 and $3,220,330 at December 31, 2008 and 2007, respectively.
The Company reports all derivative instruments at fair value in accordance with SFAS No. 133, as amended. See Note 5, “Derivative Instruments and Hedging Activities,” and Note 13, “Fair Value Measurements,” for further discussion.
12. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $6,568, $6,142 and $6,259 in the years ended December 31, 2008, 2007 and 2006, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.
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
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $2,170, $855 and $1,013 for the years ended December 31, 2008, 2007 and 2006, respectively as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $137 and $766 on December 31, 2008 and December 31, 2007, respectively. Compensation expense during 2008 includes additional expense associated primarily with the accelerated award vesting for directors.
13. Fair Value Measurements
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values and Note 11, “Fair Value of Financial Instruments,” for all other financial instruments of the Company at December 31, 2008.
Other Financial Instruments
In conjunction with a joint venture agreement, the Company provided our joint venture partner with a redemption option (the “Put”). This Put allows our partner to require the Company to purchase their interest in the investment at the future fair market value, payable in cash or, at the Company’s option, common equity shares of the Company. Consistent with the guidance in EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” we classify our obligation under this Put as a component of minority interest at fair value, with a corresponding offset for changes in the fair value of the Put recorded in accumulated earnings less dividends. The fair value of the Put is based on the fair market value of the net assets of the joint venture. The Company calculates the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing this obligation. Accordingly, the valuation of the Put is classified in Level 3 of the fair value hierarchy. At December 31, 2008, the fair value of the Put was $7,723, which represents an unrealized decrease in the fair value of this obligation of $11,443 for the year ended December 31, 2008.
14. Quarterly Financial Information (Unaudited)
The following summary represents the quarterly results of operations for the years ended December 31, 2008 and 2007:

	For the three months ended
	3-31-08	6-30-08	9-30-08	12-31-08
Total revenue (1)	$204,172	$211,191	$218,492	$220,353
Income from continuing operations(1)(3)	$43,635	$48,088	$48,177	$(25,523)
Income from discontinued operations(1)	$4,814	$79,246	$185,404	$27,645
Net income available to common stockholders	$46,274	$125,159	$231,406	$(1,806)
Net income per common share — basic(2)	$0.60	$1.63	$3.01	$(0.02)
Net income per common share — diluted (2)	$0.60	$1.61	$2.98	$(0.02)

	For the three months ended
	3-31-07	6-30-07	9-30-07	12-31-07
Total revenue (1)	$181,452	$188,128	$196,531	$200,552
Income from continuing operations(1)	$41,490	$45,064	$45,684	$98,946
Income from discontinued operations(1)	$5,030	$5,988	$83,085	$32,873
Net income available to common stockholders	$44,345	$48,877	$126,594	$129,644
Net income per common share — basic(2)	$0.57	$0.62	$1.60	$1.66
Net income per common share — diluted (2)	$0.56	$0.61	$1.58	$1.65

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)	Amounts may not equal full year results due to rounding.

(3)	Income from continuing operations for the fourth quarter of 2008 includes an impairment charge of approximately $57,899 associated with the Company’s planned reduction in development activity.

15. Subsequent Events
In January 2009, the Company made a cash tender offer for any and all of its 7.5% unsecured notes due August 2009 and December 2010. The Company purchased $37,438 of its $150,000, 7.5% unsecured notes due August 2009 at par. In addition, the Company purchased $64,423 of its $200,000, 7.5% unsecured notes due December 2010 at a discount price of 98% of face value, for approximately $63,135, representing a yield to maturity of 8.66%. The Company will report a gain of approximately $1,062 in the first quarter of 2009 in conjunction with this purchase activity. All of the notes purchased in the tender offer were cancelled. The Company had previously acquired and cancelled an aggregate of $10,000 of the 7.5% unsecured notes due in August 2009.
Also in January 2009, under the Special Dividend, the Company issued 2,626,823 shares of its common stock.
In February 2009, the Company purchased its joint venture partners’ interest in a consolidated subsidiary which owns Avalon at Grosvenor Station for $4,400. The joint venture was formed to develop, own and operate Avalon at Grosvenor Station, a 497 apartment-home community located in Bethesda, Maryland. Avalon at Grosvenor Station is subsequently a wholly owned community and will continue to be consolidated for financial reporting purposes.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Current Communities

Avalon at Lexington	2,124	12,599	1,738	2,124	14,337	16,461	7,067	9,394	11,665	1994
Avalon Oaks	2,129	18,656	490	2,129	19,146	21,275	6,704	14,571	16,940	1999
Avalon Summit	1,743	14,670	1,281	1,743	15,951	17,694	7,005	10,689	—	1986/1996
Avalon Essex	5,230	16,303	423	5,230	16,726	21,956	5,282	16,674	—	2000
Avalon at Faxon Park	1,292	14,001	591	1,292	14,592	15,884	5,594	10,290	—	1998
Avalon at Prudential Center	25,811	104,399	27,085	25,811	131,484	157,295	43,897	113,398	—	1968/1998
Avalon Oaks West	3,303	13,467	104	3,303	13,571	16,874	3,431	13,443	16,795	2002
Avalon Orchards	2,975	18,037	339	2,975	18,376	21,351	4,505	16,846	19,322	2002
Avalon at Flanders Hill	3,572	33,504	488	3,572	33,992	37,564	7,697	29,867	19,735	2003
Avalon at Newton Highlands	11,038	45,527	250	11,038	45,777	56,815	8,719	48,096	34,945	2003
Avalon at The Pinehills I	3,623	16,292	69	3,623	16,361	19,984	2,557	17,427	—	2004
Avalon at Crane Brook	12,381	42,298	145	12,381	42,443	54,824	6,675	48,149	31,530	2004
Essex Place	4,643	19,007	10,915	4,643	29,922	34,565	3,105	31,460	—	2004
Avalon at Bedford Center	4,258	20,547	—	4,258	20,547	24,805	2,232	22,573	16,361	2005
Avalon Chestnut Hill	14,572	45,781	—	14,572	45,781	60,353	3,507	56,846	41,834	2007
Avalon Shrewsbury	5,147	30,608	6	5,147	30,614	35,761	2,389	33,372	—	2007
Avalon Danvers	7,002	78,548	—	7,002	78,548	85,550	3,313	82,237	—	2006
Avalon Woburn	20,631	62,351	4	20,631	62,355	82,986	3,775	79,211	—	2007
Avalon at Lexington Hills	8,659	77,692	—	8,659	77,692	86,351	2,492	83,859	—	2007
Avalon Acton	13,124	50,561	—	13,124	50,561	63,685	1,266	62,419	45,000	2007
Avalon Sharon	4,735	25,276	—	4,735	25,276	30,011	465	29,546	—	2007
Avalon at Center Place	—	26,816	2,438	—	29,254	29,254	11,908	17,346	—	1991/1997
Avalon Gates	4,414	31,268	1,902	4,414	33,170	37,584	13,235	24,349	—	1997
Avalon Glen	5,956	23,993	2,602	5,956	26,595	32,551	13,494	19,057	—	1991
Avalon Springs	2,116	14,664	496	2,116	15,160	17,276	6,176	11,100	—	1996
Avalon Valley	2,277	23,781	339	2,277	24,120	26,397	8,152	18,245	—	1999
Avalon Orange	2,108	19,983	6	2,108	19,989	22,097	2,737	19,360	—	2005
Avalon on Stamford Harbor	10,836	51,989	106	10,836	52,095	62,931	12,143	50,788	—	2003
Avalon New Canaan	4,835	19,485	59	4,835	19,544	24,379	4,609	19,770	—	2002
Avalon at Greyrock Place	13,819	56,499	526	13,819	57,025	70,844	12,789	58,055	62,400	2002
Avalon Danbury	4,905	30,581	48	4,905	30,629	35,534	3,751	31,783	—	2005
Avalon Darien	6,922	34,594	82	6,922	34,676	41,598	6,326	35,272	51,749	2004
Avalon Milford I	8,746	22,699	57	8,746	22,756	31,502	3,603	27,899	—	2004
Avalon Huntington	3,146	20,810	—	3,146	20,810	23,956	72	23,884	—	2008
Avalon Commons	4,679	28,509	880	4,679	29,389	34,068	11,453	22,615	55,100	1997
Avalon Towers	3,118	12,709	5,655	3,118	18,364	21,482	7,504	13,978	—	1990/1995
Avalon Court	9,228	50,021	940	9,228	50,961	60,189	17,601	42,588	—	1997/2000
Avalon at Glen Cove South	7,871	59,969	125	7,871	60,094	67,965	9,388	58,577	—	2004
Avalon Pines I	6,029	41,053	(206)	6,029	40,847	46,876	5,614	41,262	—	2005
Avalon at Glen Cove North	2,577	37,336	—	2,577	37,336	39,913	2,135	37,778	—	2007
Avalon Pines II	2,877	21,878	—	2,877	21,878	24,755	2,096	22,659	—	2006
Avalon Cove	8,760	82,453	2,248	8,760	84,701	93,461	34,242	59,219	—	1997
Avalon at Edgewater	14,529	60,240	586	14,529	60,826	75,355	15,604	59,751	—	2002

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Avalon at Florham Park	6,647	34,906	561	6,647	35,467	42,114	10,306	31,808	—	2001
Avalon Lyndhurst	18,620	62,358	—	18,620	62,358	80,978	3,790	77,188	—	2006
Avalon Run East	1,579	14,668	215	1,579	14,883	16,462	6,205	10,257	—	1996
Avalon Watch	5,585	22,394	2,217	5,585	24,611	30,196	13,186	17,010	—	1988
Avalon at Freehold	4,116	30,514	180	4,116	30,694	34,810	7,765	27,045	—	2002
Avalon Run East II	6,765	45,377	59	6,765	45,436	52,201	6,665	45,536	—	2003
Avalon Run	13,071	45,818	1,374	13,071	47,192	60,263	3,696	56,567	—	1994
Avalon at Tinton Falls	7,939	32,579	—	7,939	32,579	40,518	541	39,977	—	2007
Avalon Gardens	8,428	45,660	1,492	8,428	47,152	55,580	17,888	37,692	—	1998
Avalon Green	1,820	10,525	1,606	1,820	12,131	13,951	5,320	8,631	—	1995
Avalon Willow	6,207	40,791	572	6,207	41,363	47,570	13,206	34,364	—	2000
The Avalon	2,889	28,324	331	2,889	28,655	31,544	9,374	22,170	—	1999
Avalon on the Sound	—	116,231	1,029	—	117,260	117,260	27,190	90,070	—	2001
Avalon Riverview I	—	94,166	532	—	94,698	94,698	21,514	73,184	—	2002
Avalon Bowery Place I	18,575	72,900	741	18,575	73,641	92,216	5,683	86,533	93,800	2006
Avalon Riverview North	—	173,788	—	—	173,788	173,788	6,920	166,868	—	2007
Avalon on the Sound East	—	179,477	—	—	179,477	179,477	7,537	171,940	—	2007
Avalon Bowery Place II	9,104	46,425	94	9,104	46,519	55,623	1,928	53,695	48,500	2007
Avalon at Fairway Hills I, II & III	8,612	34,432	9,644	8,612	44,076	52,688	18,424	34,264	—	1987/1996
Avalon Symphony Woods (SGlen)	1,594	6,384	3,728	1,594	10,112	11,706	4,490	7,216	9,780	1986
Avalon Symphony Woods (SGate)	7,207	29,151	2,424	7,207	31,575	38,782	2,150	36,632	—	1986/2006
Avalon at Foxhall	6,848	27,614	10,532	6,848	38,146	44,994	16,599	28,395	—	1982
Avalon at Gallery Place I	8,800	39,731	514	8,800	40,245	49,045	8,128	40,917	—	2003
Avalon at Decoverly	6,157	24,800	1,885	6,157	26,685	32,842	12,118	20,724	—	1991/1995
Avalon Fields I & II	4,047	18,553	201	4,047	18,754	22,801	7,964	14,837	9,988	1998
Avalon Knoll	1,412	5,673	1,915	1,412	7,588	9,000	4,531	4,469	—	1985
Avalon at Rock Spring	—	81,796	544	—	82,340	82,340	16,925	65,415	—	2003
Avalon at Grosvenor Station	29,151	52,940	90	29,151	53,030	82,181	9,580	72,601	—	2004
Avalon at Traville	14,360	55,400	254	14,360	55,654	70,014	9,674	60,340	—	2004
Avalon at Decoverly II	5,708	24,886	—	5,708	24,886	30,594	1,947	28,647	—	2007
Avalon Fairlakes	6,096	24,400	7,376	6,096	31,776	37,872	10,892	26,980	—	1989/1996
Avalon at Ballston — Washington Towers	7,291	29,177	2,747	7,291	31,924	39,215	15,683	23,532	—	1990
Avalon at Cameron Court	10,292	32,930	902	10,292	33,832	44,124	12,644	31,480	94,572	1998
Avalon at Providence Park	2,152	8,907	815	2,152	9,722	11,874	3,945	7,929	—	1988/1997
Avalon Crescent	13,851	43,397	667	13,851	44,064	57,915	17,587	40,328	110,600	1996
Avalon at Arlington Square	22,041	90,296	864	22,041	91,160	113,201	23,737	89,464	170,125	2001
Avalon at Danada Farms	7,535	31,299	1,196	7,535	32,495	40,030	11,986	28,044	—	1997
Avalon at Stratford Green	4,326	17,569	343	4,326	17,912	22,238	6,757	15,481	—	1997
Avalon Arlington Heights	9,728	39,661	7,558	9,728	47,219	56,947	12,313	44,634	—	1987/2000
Avalon Redmond Place	4,558	18,368	8,956	4,558	27,324	31,882	8,671	23,211	—	1991/1997
Avalon at Bear Creek	6,786	27,641	1,431	6,786	29,072	35,858	10,253	25,605	—	1998
Avalon Bellevue	6,664	24,119	183	6,664	24,302	30,966	6,990	23,976	—	2001
Avalon RockMeadow	4,777	19,742	474	4,777	20,216	24,993	6,060	18,933	—	2000
Avalon WildReed	4,253	18,676	167	4,253	18,843	23,096	5,634	17,462	—	2000

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Avalon HighGrove	7,569	32,041	269	7,569	32,310	39,879	9,238	30,641	—	2000
Avalon ParcSquare	3,789	15,146	581	3,789	15,727	19,516	4,719	14,797	—	2000
Avalon Brandemoor	8,630	36,679	362	8,630	37,041	45,671	10,179	35,492	—	2001
Avalon Belltown	5,644	12,733	122	5,644	12,855	18,499	3,523	14,976	—	2001
Avalon Meydenbauer	12,654	76,465	—	12,654	76,465	89,119	1,634	87,485	—	2008
Avalon Fremont	10,746	43,399	2,794	10,746	46,193	56,939	17,179	39,760	—	1994
Avalon Dublin	5,276	19,642	3,448	5,276	23,090	28,366	8,375	19,991	—	1989/1997
Avalon Pleasanton	11,610	46,552	4,843	11,610	51,395	63,005	19,652	43,353	—	1988/1994
Avalon at Union Square	4,249	16,820	1,669	4,249	18,489	22,738	7,070	15,668	—	1973/1996
Waterford	11,324	45,717	5,149	11,324	50,866	62,190	19,629	42,561	33,100	1985/1986
Avalon at Willow Creek	6,581	26,583	3,329	6,581	29,912	36,493	11,458	25,035	—	1985/1994
Avalon at Dublin Station I	10,058	74,211	—	10,058	74,211	84,269	2,151	82,118	—	2006
Avalon at Cedar Ridge	4,230	9,659	13,645	4,230	23,304	27,534	8,550	18,984	—	1972/1997
Avalon at Nob Hill	5,403	21,567	1,221	5,403	22,788	28,191	8,401	19,790	20,800	1990/1995
Crowne Ridge	5,982	16,885	10,233	5,982	27,118	33,100	10,587	22,513	—	1973/1996
Avalon Foster City	7,852	31,445	4,871	7,852	36,316	44,168	12,884	31,284	—	1973/1994
Avalon Towers by the Bay	9,155	57,631	263	9,155	57,894	67,049	18,475	48,574	—	1999
Avalon Pacifica	6,125	24,796	1,439	6,125	26,235	32,360	9,746	22,614	17,600	1971/1995
Avalon Sunset Towers	3,561	21,321	3,997	3,561	25,318	28,879	9,892	18,987	—	1961/1996
Avalon at Diamond Heights	4,726	19,130	3,823	4,726	22,953	27,679	7,884	19,795	—	1972/1994
Avalon at Mission Bay North	13,814	78,452	670	13,814	79,122	92,936	16,173	76,763	—	2003
Avalon Campbell	11,830	47,828	875	11,830	48,703	60,533	17,628	42,905	38,800	1995
CountryBrook	9,384	38,791	4,576	9,384	43,367	52,751	14,843	37,908	14,680	1985/1996
Avalon at River Oaks	8,904	35,121	983	8,904	36,104	45,008	13,034	31,974	—	1990/1996
Avalon at Parkside	7,406	29,823	1,098	7,406	30,921	38,327	11,417	26,910	—	1991/1996
Avalon on the Alameda	6,119	50,230	556	6,119	50,786	56,905	17,287	39,618	—	1999
Avalon Rosewalk	15,814	62,028	2,021	15,814	64,049	79,863	22,735	57,128	—	1997/1999
Avalon Silicon Valley	20,713	99,573	3,030	20,713	102,603	123,316	37,224	86,092	150,000	1997
Avalon Mountain View	9,755	39,393	7,032	9,755	46,425	56,180	15,558	40,622	18,300	1986
Avalon at Creekside	6,546	26,301	10,624	6,546	36,925	43,471	13,002	30,469	—	1962/1997
Avalon at Cahill Park	4,760	47,600	347	4,760	47,947	52,707	10,954	41,753	—	2002
Avalon Towers on the Peninsula	9,560	56,136	57	9,560	56,193	65,753	13,570	52,183	—	2002
Countrybrook II	3,534	14,256	101	3,534	14,357	17,891	714	17,177	—	2007
Avalon Newport	1,975	3,814	4,628	1,975	8,442	10,417	3,141	7,276	—	1956/1996
Avalon Mission Viejo	2,517	9,257	2,321	2,517	11,578	14,095	4,524	9,571	7,635	1984/1996
Avalon at South Coast	4,709	16,063	5,258	4,709	21,321	26,030	8,201	17,829	—	1973/1996
Avalon Santa Margarita	4,607	16,911	3,010	4,607	19,921	24,528	7,524	17,004	—	1990/1997
Avalon at Pacific Bay	4,871	19,745	8,299	4,871	28,044	32,915	10,153	22,762	—	1971/1997
Avalon Warner Place	7,885	44,714	—	7,885	44,714	52,599	850	51,749	—	2007
Avalon at Mission Bay	9,922	40,633	16,254	9,922	56,887	66,809	20,068	46,741	—	1969/1997
Avalon at Mission Ridge	2,710	10,924	8,999	2,710	19,923	22,633	7,518	15,115	—	1960/1997
Avalon at Cortez Hill	2,768	20,134	11,844	2,768	31,978	34,746	11,484	23,262	—	1973/1998
Avalon Fashion Valley	19,627	44,014	—	19,627	44,014	63,641	238	63,403	—	2008
Avalon at Media Center	22,483	28,104	26,290	22,483	54,394	76,877	19,064	57,813	—	1961/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)

	Initial Cost			Total Cost
		Building /	Costs		Building /
		Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
		Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion
	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	/ Acquisition
Avalon Woodland Hills	23,828	40,372	26,810	23,828	67,182	91,010	19,117	71,893	—	1989/1997
Avalon at Warner Center	7,045	12,986	7,282	7,045	20,268	27,313	8,314	18,999	—	1979/1998
Avalon Glendale	—	41,434	46	—	41,480	41,480	7,858	33,622	—	2003
The Promenade	14,052	56,827	6,793	14,052	63,620	77,672	12,917	64,755	30,142	1988/2002
Avalon Camarillo	8,469	39,741	—	8,469	39,741	48,210	3,689	44,521	—	2006
Avalon Wilshire	5,452	41,076	204	5,452	41,280	46,732	2,234	44,498	—	2007
Avalon Encino	12,834	48,183	—	12,834	48,183	61,017	189	60,828	—	2008

	1,032,388	5,264,784	361,294	1,032,388	5,626,079	6,658,467	1,323,153	5,335,314	1,291,798

Development Communities

Avalon Anaheim	2,663	89,366	—	2,663	89,366	92,029	21	92,008	—	N/A
Avalon Union City	—	97,057	—	—	97,057	97,057	—	97,057	—	N/A
Avalon Jamboree Village	—	55,581	—	—	55,581	55,581	—	55,581	—	N/A
Avalon at Mission Bay North III	—	109,420	—	—	109,420	109,420	—	109,420	—	N/A
Avalon Walnut Creek	—	36,591	—	—	36,591	36,591	—	36,591	137,500	N/A
Avalon Norwalk	—	20,238	—	—	20,238	20,238	—	20,238	—	N/A
Avalon at Hingham Shipyard	4,204	46,578	—	4,204	46,578	50,782	155	50,627	—	N/A
Avalon Northborough I	—	9,225	—	—	9,225	9,225	—	9,225	—	N/A
Avalon Blue Hills	—	29,519	—	—	29,519	29,519	—	29,519	—	N/A
Avalon White Plains	3,578	127,793	—	3,578	127,793	131,371	244	131,127	—	N/A
Avalon Morningside Park	—	105,801	—	—	105,801	105,801	696	105,105	100,000	N/A
Avalon Charles Pond	—	38,674	—	—	38,674	38,674	—	38,674	—	N/A
Avalon Fort Greene	—	143,887	—	—	143,887	143,887	—	143,887	—	N/A
Avalon Towers Bellevue	—	13,425	—	—	13,425	13,425	—	13,425	—	N/A

	10,445	923,155	—	10,445	923,155	933,600	1,116	932,484	237,500

Land held for development	239,456	—	—	239,456	—	239,456	—	239,456	18,194
Corporate Overhead	108,623	31,052	31,289	108,623	62,341	170,964	28,475	142,489	2,126,965

	$1,390,912	$6,218,992	$392,583	$1,390,912	$6,611,575	$8,002,487	$1,352,744	$6,649,743	$3,674,457

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(Dollars in thousands)
Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building — 30 years
Improvements, upgrades and FF&E — not to exceed 7 years
The aggregate cost of total real estate for federal income tax purposes was approximately $7,733,000 at December 31, 2008.
The changes in total real estate assets for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years ended December 31,
	2008	2007	2006
Balance, beginning of period	$7,556,740	$6,615,593	$5,940,146
Acquisitions, construction costs and improvements	757,835	1,097,959	825,981
Dispositions, including impairment loss on planned dispositions	(312,088)	(156,812)	(150,534)

Balance, end of period	$8,002,487	$7,556,740	$6,615,593

The changes in accumulated depreciation for the years ended December 31, 2008, 2007 and 2006, are as follows:

	Years ended December 31,
	2008	2007	2006
Balance, beginning of period	$1,259,558	$1,105,231	$960,821
Depreciation, including discontinued operations	199,452	180,697	164,128
Dispositions	(106,266)	(26,370)	(19,718)

Balance, end of period	$1,352,744	$1,259,558	$1,105,231