Form 10-Q
period 2009-03-31
AVALONBAY COMMUNITIES INC
filed 2009-05-11
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
79,898,656 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2009

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three months ended March 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	50-51

Item 1a. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51-52

Item 3. Defaults Upon Senior Securities	52

Item 4. Submission of Matters to a Vote of Security Holders	52

Item 5. Other Information	52

Item 6. Exhibits	52

SIGNATURES	54

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-09	12-31-08
	(unaudited)
ASSETS
Real estate:
Land	$1,162,392	$1,143,403
Buildings and improvements	5,728,012	5,569,034
Furniture, fixtures and equipment	179,299	175,480

	7,069,703	6,887,917
Less accumulated depreciation	(1,405,309)	(1,352,744)

Net operating real estate	5,664,394	5,535,173
Construction in progress, including land	816,950	867,061
Land held for development	248,998	239,456
Operating real estate assets held for sale, net	8,041	8,053

Total real estate, net	6,738,383	6,649,743

Cash and cash equivalents	90,335	65,706
Cash in escrow	169,655	193,373
Resident security deposits	28,856	29,935
Investments in unconsolidated real estate entities	56,231	55,025
Deferred financing costs, net	28,745	31,423
Deferred development costs	66,512	57,365
Prepaid expenses and other assets	94,725	91,783

Total assets	$7,273,442	$7,174,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,901,101	$2,002,965
Variable rate unsecured credit facility	359,000	124,000
Mortgage notes payable	1,541,210	1,543,317
Dividends payable	71,330	208,209
Payables for construction	57,068	64,196
Accrued expenses and other liabilities	227,897	227,723
Accrued interest payable	24,074	32,651
Resident security deposits	39,792	40,603
Liabilities related to real estate assets held for sale	4,326	4,340

Total liabilities	4,225,798	4,248,004

Redeemable noncontrolling interests	6,281	10,234

Stockholders’ equity:
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2009 and December 31, 2008; 79,879,306 and 77,119,963 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	799	771
Additional paid-in capital	3,084,074	2,940,499
Accumulated earnings less dividends	(40,954)	(22,223)
Accumulated other comprehensive loss	(2,556)	(2,932)

Total stockholders’ equity	3,041,363	2,916,115

Total liabilities and stockholders’ equity	$7,273,442	$7,174,353

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-09	3-31-08
Revenue:
Rental and other income	$218,015	$202,535
Management, development and other fees	1,468	1,638

Total revenue	219,483	204,173

Expenses:
Operating expenses, excluding property taxes	65,145	59,753
Property taxes	21,716	18,997
Interest expense, net	29,157	27,661
Depreciation expense	52,627	45,941
General and administrative expense	7,247	8,119

Total expenses	175,892	160,471

Equity in income of unconsolidated entities	3,457	34

Income from continuing operations	47,048	43,736

Discontinued operations:
Income from discontinued operations	53	4,820

Net income	47,101	48,556
Net loss (income) attributable to redeemable noncontrolling interests	324	(106)

Net income attributable to the Company	47,425	48,450
Dividends attributable to preferred stock	—	(2,175)

Net income attributable to common stockholders	$47,425	$46,275

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	376	(236)

Comprehensive income	$47,801	$46,039

Earnings per common share — basic:
Income from continuing operations attributable to the Company (net of dividends attributable to preferred stock)	$0.60	$0.54
Discontinued operations attributable to the Company	—	0.06

Net income attributable to common stockholders	$0.60	$0.60

Earnings per common share — diluted:
Income from continuing operations attributable to the Company (net of dividends attributable to preferred stock)	$0.59	$0.54
Discontinued operations attributable to the Company	—	0.06

Net income attributable to common stockholders	$0.59	$0.60

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-09	3-31-08
Cash flows from operating activities:
Net income	$47,101	$48,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	52,627	45,941
Depreciation expense from discontinued operations	13	2,851
Amortization of deferred financing costs and debt premium/discount	2,223	1,147
Amortization of stock-based compensation	2,368	2,950
Equity in (income) loss of unconsolidated entities, net of eliminations	(4,281)	257
Gain on retirement of unsecured notes	(1,062)	—
(Increase) decrease in cash in operating escrows	(166)	1,795
Increase in resident security deposits, prepaid expenses and other assets	(2,669)	(28,711)
Decrease in accrued expenses, other liabilities and accrued interest payable	(5,333)	(55,209)

Net cash provided by operating activities	90,821	19,577

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(148,333)	(208,132)
Capital expenditures — existing real estate assets	(839)	(204)
Capital expenditures — non-real estate assets	(294)	(1,837)
Decrease in payables for construction	(7,128)	(3,166)
Decrease in cash in construction escrows	23,884	59,186
Decrease (increase) in investments in unconsolidated real estate entities	3,029	(2,792)

Net cash used in investing activities	(129,681)	(156,945)

Cash flows from financing activities:
Issuance of common stock	35	1,457
Repurchase of common stock	—	(42,159)
Dividends paid	(68,841)	(67,760)
Net borrowings under unsecured credit facility	235,000	284,000
Issuance of mortgage notes payable and draws on construction loans	—	264,697
Repayments of mortgage notes payable	(2,107)	(2,039)
Repayment of unsecured notes	(100,573)	(50,000)
Payment of deferred financing costs	—	(1,568)
Distributions to DownREIT partnership unitholders	(25)	(57)
Distributions to joint venture and profit-sharing partners	—	(49)

Net cash provided by financing activities	63,489	386,522

Net increase in cash and cash equivalents	24,629	249,154

Cash and cash equivalents, beginning of period	65,706	21,166

Cash and cash equivalents, end of period	$90,335	$270,320

Cash paid during the period for interest, net of amount capitalized	$33,717	$36,849

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the three months ended March 31, 2009:
•	As described in Note 4, “Stockholders’ Equity,” 2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008, 161,719 shares of common stock valued at $7,860 were issued in connection with stock grants, 2,257 shares valued at $120 were issued through the Company’s dividend reinvestment plan, 29,243 shares valued at $1,265 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $101 were forfeited, for a net value of $145,672. In addition, the Company granted 344,801 options for common stock at a value of $2,252.

•	The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $376 to record the impact of the Company’s hedge accounting.

•	Common dividends declared but not paid totaled $71,330.

•	The Company recorded a decrease of $3,953 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value Measurements.”
During the three months ended March 31, 2008:
•	127,077 shares of common stock valued at $11,317 were issued in connection with stock grants, 1,562 shares valued at $131 were issued through the Company’s dividend reinvestment plan, 7,908 shares valued at $346 were issued to a member of the Board of Directors in fulfillment of a deferred stock award and 36,835 shares valued at $3,375 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $8,419. In addition, the Company granted 401,212 options for common stock, net of forfeitures, at a value of $3,976.

•	The Company recorded a decrease to other comprehensive income of $236 to record the impact of the Company’s hedge accounting activity.

•	Common and preferred dividends declared but not paid totaled $70,891.

•	The Company recorded a decrease of $3,214 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value Measurements.”

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
1. Organization and Significant Accounting Policies
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”), as amended. The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier to entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At March 31, 2009, the Company owned or held a direct or indirect ownership interest in 161 operating apartment communities containing 46,256 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,143 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 12 communities under construction that are expected to contain an aggregate of 4,035 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 28 communities that, if developed as expected, will contain an estimated 7,370 apartment homes.
During the three months ended March 31, 2009:
•	the Company completed the construction of two communities, Avalon Morningside Park, located in New York, New York and Avalon at the Hingham Shipyard, located in Hingham, Massachusetts. These two communities contain an aggregate of 530 apartment homes and were completed for a total capitalized cost of approximately $172,500; and

•	the Company redeemed $101,861 principal amount of its 7.5% medium-term notes due in August 2009 and December 2010 under a cash tender offer, resulting in a gain of approximately $1,062 for the three months ended March 31, 2009, reported as a reduction to interest expense, net.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned partnerships, subsidiary companies, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities consolidated under FASB Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” as revised in December 2003. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company assesses consolidation of variable interest entities under the guidance of FIN 46(R). The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and EITF Topic D-46, “Accounting for Limited Partnership Investments.” The Company uses EITF Issue No. 04-5 to evaluate the partnership of each joint venture entity and determine whether control over the partnership, as defined by the EITF, lies with the general partner, or the limited partners, when the limited partners have certain rights. In accordance with EITF Issue No. 04-5, the Company consolidates an investment when both (i) the Company is the general partner, and (ii) the limited partner interests do not overcome the Company’s presumption of control by having either substantive participating rights, the ability to remove the Company as the general partner or the ability to dissolve the partnership. Under all other potential scenarios, including (i) where the Company holds a general partner interest but the presumption of control by the Company is overcome by the limited partner interests as described in the preceding sentence, and (ii) where the Company holds a limited partner interest in a joint venture, the Company determines the accounting framework to apply to the investments in accordance with the guidance in SOP 78-9, APB No. 18 and EITF Topic D-46. The Company generally uses the equity method to account for investments that are not consolidated, unless its ownership interest is so minor that it has virtually no influence over the partnership’s operating and financial policies. Investments in which the Company has little or no influence are accounted for using the cost method.
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
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment or impairment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $1,093 and $500 for the three months ended March 31, 2009 and 2008 respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company acquired as Development Rights 11 land parcels improved with office buildings, industrial space and other commercial ventures occupied by unrelated third parties. As of March 31, 2009 the Company is pursuing development of four of these parcels. For the seven parcels of land for which the Company does not intend to pursue development, rental revenue from the incidental operations are recognized as a component of rental and other income. For those land parcels on which the Company intends to pursue development, the Company intends to manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction, its estimated fair value at the date of acquisition in accordance with SFAS No. 141(R), “Business Combinations.” The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents. For acquisitions subsequent to December 31, 2008, all costs incurred with these acquisitions will be expensed. Prior to January 1, 2009, third party costs directly associated with the acquisition were capitalized as part of the purchase price.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
Asset Impairment Evaluation
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for consolidated operating apartment communities, Development Communities and Development Rights to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred on a regular basis, considering qualitative economic factors. If the Company’s net book value of the related assets are not recoverable based upon its estimated undiscounted future cash flows, the assets are written down to their estimated fair value.
The Company also applies the provisions of SFAS No. 144 for assessing the need to perform an impairment analysis and measuring impairment losses on the underlying long-lived assets held by unconsolidated joint venture investments. In addition, if such impairment indicators are present, the Company estimates fair value of its unconsolidated joint venture investment. If the Company’s carrying value of its unconsolidated joint venture investments exceeds the estimated fair value of the unconsolidated joint venture investment, the Company applies the provisions of APB No. 18 to determine if there has been an other than temporary decline in the value of investments in the Company’s unconsolidated joint ventures.
The Company did not recognize an impairment loss on any of its consolidated real estate assets, Development Rights or joint venture investments in unconsolidated entities during the three months ended March 31, 2009 or 2008.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to interest expense, net when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $21,833 at March 31, 2009 and was $24,264 at December 31, 2008.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of March 31, 2009 and December 31, 2008, the Company had approximately $60,813 and $61,298, respectively, in variable rate debt subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $165,070 in variable rate debt which is subject to interest rate caps as of March 31, 2009. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.

Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are comprised of potential future obligations of the Company which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. Under EITF Topic D-98, the Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest’s initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in the Company’s common shares, where permitted, may not be within the Company’s control. The Company’s redeemable noncontrolling interests are comprised of the following:
•	Puts — The Company provided redemption options (the “Puts”) that allow two of our joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. One Put is payable in cash or, at the Company’s option, common shares of the Company, and the second is payable in cash.

•	DownREIT units — The Company issued units of limited partnership interest in DownREITS which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock.
Comprehensive Income
Comprehensive income, as reflected on the Condensed Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss as reflected in Note 4, “Stockholders’ Equity,” reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships attributable to controlling interests.
Earnings per Common Share
In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards, which contain rights to non-forfeitable dividends, participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share (“EPS”) under the provisions of FASB Staff Position (“FSP”) EITF 03-6-1, as discussed below. All historical periods presented have been restated in accordance with FSP EITF 03-6-1. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company’s earnings per common share are determined as follows:

	For the three months ended
	3-31-09	3-31-08
Basic and diluted shares outstanding
Weighted average common shares — basic	78,752,744	76,600,201
Weighted average DownREIT units outstanding	19,427	64,019
Effect of dilutive securities	1,020,110	776,672

Weighted average common shares — diluted	79,792,281	77,440,892

Calculation of Earnings per Share — basic
Net income attributable to common stockholders	$47,425	$46,275
Net income allocated to unvested restricted shares	(152)	(161)

Net income attributable to common stockholders, adjusted	$47,273	$46,114

Weighted average common shares — basic	78,752,744	76,600,201

Earnings per common share — basic	$0.60	$0.60

Calculation of Earnings per Share — diluted
Net income attributable to common stockholders	$47,425	$46,275
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	25	57

Adjusted net income available to common stockholders	$47,450	$46,332

Weighted average common shares — diluted	79,792,281	77,440,892

Earnings per common share — diluted	$0.59	$0.60

Certain options to purchase shares of common stock in the amounts of 2,377,292 and 1,508,451 were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments” as discussed below, such options are anti-dilutive.
Under the provisions of SFAS No. 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at March 31, 2009 was 1.9%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2009 or 2008.
Legal and Other Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by the Company violated the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company recently has filed its answer in the lawsuit denying the allegations. In a separate matter related to FHA accessibility matters, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. Due to the preliminary nature of the Equal Rights Center and Department of Justice matters, we cannot predict or determine the outcome of these lawsuits, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is expensed in the financial statements. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Assets Held for Sale & Discontinued Operations
The Company follows SFAS No. 144, which requires that the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, be presented separately in the Condensed Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Condensed Consolidated Balance Sheets. Subsequent to classification of a community as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the community specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations under SFAS No. 144, the Company reclassified the results of operations to discontinued operations in accordance with SFAS No. 144. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of communities held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Condensed Consolidated Statements of Cash Flows.
Income Taxes
As of March 31, 2009, the Company did not have any unrecognized tax benefits as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2005 through 2007.
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
Recently Adopted Accounting Standards
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which standardizes the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007. The FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which allowed for the delay of the application of SFAS No. 157 for non-financial assets until fiscal years beginning after November 15, 2008. In accordance with this FSP, the Company began applying the provisions of SFAS No. 157 for non-financial instruments in January 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations.” This statement changes the accounting for acquisitions, specifically eliminating the step acquisition method, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. The Company adopted this standard beginning January 1, 2009 and will apply the accounting prospectively to future acquisitions.
In December 2007, the FASB issued Statement No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” Under this statement, the portion of equity in a consolidated subsidiary not attributable to the consolidated entity (formerly known as minority interest), is now considered equity and will be presented as a separate component in permanent equity in the Condensed Consolidated Balance Sheets. Also, under the new standard, net income will encompass the total income of all consolidated subsidiaries with a separate disclosure on the face of the Condensed Consolidated Statement of Operations and Other Comprehensive Income attributing that income between controlling and noncontrolling interests. Finally, increases and decreases in noncontrolling interests will be treated as equity transactions subject to potential gain/loss recognition. Adoption of the provisions of this standard as of January 1, 2009, did not impact the Company’s financial position or results of operations
In March 2008, the SEC announced revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” The revisions to EITF Topic D-98 reflect the SEC staff’s views regarding the interaction between EITF Topic D-98 and SFAS No. 160. For purposes of classification on the balance sheet and prospective accounting, redeemable securities that meet certain criteria set forth in EITF Topic D-98, as revised, may qualify for classification in permanent equity if the redemption feature allows an entity to deliver its common shares and the ability to deliver shares is determined to be in the control of the issuer. Redeemable noncontrolling interests requiring cash payment, or allowing settlement in shares, but with the ability to deliver shares outside of the control of the Company, will continue to be reported outside of the permanent equity section of the Condensed Consolidated Balance Sheets. The Company has adopted the revised provisions of EITF Topic D-98 as of January 1, 2009, in conjunction with its adoption of SFAS No. 160, reporting applicable redeemable noncontrolling interests outside of permanent equity on the Condensed Consolidated Balance Sheets.
In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).” This statement requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial positions, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the expanded disclosure requirements of this standard effective January 1, 2009, see Note 5, “Derivative Instruments and Hedging Activities.”
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” In this FSP, the FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that shall be included in the two-class method of computing basic and diluted EPS. The Company adopted the FSP effective January 1, 2009 and has retrospectively adjusted basic EPS data for all periods presented to reflect the two-class method of computing basic EPS. The impact of FSP EITF 03-6-1 on basic earnings per share was less than $0.01 for the periods presented.
In November 2008, the FASB ratified the consensus of the Emerging Issues Task Force on Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”). EITF No. 08-6 addresses the impact of SFAS No. 141(R) and SFAS No. 160 on accounting for equity method investments. The Task Force reached a consensus that the initial carrying value of an equity method investment should be determined by applying the cost accumulation model set forth in SFAS No. 141(R) and that an entity should use the other-than-temporary impairment model of APB No. 18 when testing an equity method investment for impairment. Further, share issuances by an investee should be accounted for as if the equity method investor had sold a proportionate share of its investment and recognize any gain or loss in earnings. Finally, when an investment no longer is within the scope of equity method accounting, the current carrying amount of the investment should be its initial cost and the investor should prospectively apply the provisions of APB No. 18 or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in applying cost method or other appropriate accounting. EITF No. 08-6 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Adoption of the provisions of EITF No. 08-6 did not have any impact on the Company’s financial position or results of operations.

Recently Issued Accounting Guidance
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2 and FAS No. 124-2”). FSP FAS No. 115-2 and FAS No. 124-2 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP FAS No. 115-2 and FAS No. 124-2 will be effective for interim and annual reporting periods that end after June 15, 2009. The Company does not expect the adoption of the provisions of FSP FAS No. 115-2 and FAS No. 124-2 will have a material impact on its financial position or results of operations.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only in the Company’s annual report on Form 10-K. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009.
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect that the adoption of FSB FAS No. 157-4 will have a material impact on its financial position or results of operations.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $12,368 for the three months ended March 31, 2009 and $19,663 for the three months ended March 31, 2008.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of March 31, 2009 and December 31, 2008 are summarized below. The following amounts and discussion do not include the mortgage notes related to assets classified as held for sale as of March 31, 2009, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	3-31-09	12-31-08
Fixed rate unsecured notes (1)	$1,571,101	$1,672,965
Variable rate unsecured notes	330,000	330,000
Fixed rate mortgage notes payable — conventional and tax-exempt	895,628	897,006
Variable rate mortgage notes payable — conventional and tax-exempt	645,582	646,311

Total notes payable and unsecured notes	3,442,311	3,546,282
Variable rate unsecured credit facility	359,000	124,000

Total mortgage notes payable, unsecured notes and unsecured credit facility	$3,801,311	$3,670,282

(1)	Balances at March 31, 2009 and December 31, 2008 include $2,038 and $2,035 of debt discount, respectively.
In January 2009, the Company made a cash tender offer for any and all of its 7.5% medium-term notes due in August 2009 and December 2010. The Company purchased $37,438 principal amount of its $150,000, 7.5% medium-term notes due in August 2009 at par. In addition, the Company purchased $64,423 principal amount of its $200,000, 7.5% medium-term notes due December 2010 at 98% of par, for approximately $63,135, representing a yield to maturity of 8.66%. The Company recorded a gain of approximately $1,062 net of the write-off of related financing costs during the first quarter of 2009 in conjunction with the purchase of the medium-term notes due December 2010 as a reduction in interest expense, net. All of the notes purchased in the tender offer were cancelled. The Company had previously acquired and cancelled an aggregate of $10,000 of the 7.5% medium-term notes due in August 2009.
In the aggregate, secured notes payable mature at various dates from May 2009 through July 2066 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,315,327 as of March 31, 2009). As of March 31, 2009, the Company has guaranteed approximately $385,879 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.6% and 5.7% at March 31, 2009 and December 31, 2008, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, unsecured term loan and its unsecured credit facility, including the effect of certain financing related fees, was 1.9% at March 31, 2009 and 2.9% at December 31, 2008.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2009 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes
2009	$3,959	$54,060	$102,562	7.500%
			105,600	1.810	%(2)
2010	4,626	29,388	135,577	7.500%
			112,200	1.810	%(2)
2011	3,425	36,594	300,000	6.625%
			50,000	6.625%
			112,200	1.810	%(2)
2012	2,181	27,156	250,000	6.125%
			235,000	5.500%
2013	2,323	319,797	100,000	4.950%
2014	2,475	33,100	150,000	5.375%
2015	2,637	374,411	—	—
2016	2,806	—	250,000	5.750%
2017	2,989	18,300	—	—
2018	3,185	—	—	—
Thereafter	369,114	248,684	—	—

	$399,720	$1,141,490	$1,903,139

(1)	Secured notes payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The stated interest rate for variable-rate unsecured notes is the rate as of March 31, 2009.

The Company’s unsecured notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread of 25 basis points, plus accrued and unpaid interest to the redemption date. The Company may also acquire its unsecured notes as part of a tender offer with the redemption terms set in conjunction with the tender offer. The indenture under which the Company’s unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, with which the Company was in compliance at March 31, 2009.
The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company had $359,000 outstanding under the Credit Facility and $42,410 outstanding in letters of credit as of March 31, 2009. At December 31, 2008, there was $124,000 outstanding under the Credit Facility and $45,976 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.90% at March 31, 2009). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $650,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of March 31, 2009. The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
The Company was in compliance at March 31, 2009 with applicable financial and other covenants contained in the Credit Facility, the $330,000 variable rate unsecured term loan and the Company’s unsecured notes.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2009:

			Accumulated	Accumulated
		Additional	earnings	other	Total
	Common	paid-in	less	comprehensive	stockholders’
	stock	capital	dividends	loss	equity
Balance at December 31, 2008	$771	$2,940,499	$(22,223)	$(2,932)	$2,916,115

Net income attributable to Company common stockholders	—	—	47,425	—	47,425
Unrealized gain on cash flow hedges	—	—	—	376	376
Redeemable noncontrolling interests	—	—	3,953	—	3,953
Dividends declared to common stockholders	—	—	(71,292)	—	(71,292)
Issuance of common stock	28	136,590	1,183	—	137,801
Amortization of deferred compensation	—	6,985	—	—	6,985

Balance at March 31, 2009	$799	$3,084,074	$(40,954)	$(2,556)	$3,041,363

During the three months ended March 31, 2009, the Company:
(i)	issued 1,000 shares of common stock in connection with stock options exercised;

(ii)	issued 2,624,641 shares in connection with the Special Dividend, as defined below;

(iii)	issued 2,257 shares through the Company’s dividend reinvestment plan;

(iv)	issued 161,719 common shares in connection with stock grants;

(v)	withheld 29,243 shares to satisfy employees’ tax withholding and other liabilities; and

(vi)	had 1,031 shares of restricted stock forfeited.
In addition, the Company granted 344,801 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2009 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009, and will not be reflected until earned as compensation cost.
Dividends per common share were $2.70 for the quarter ended December 31, 2008, which included a special dividend declared in December 2008, of $1.8075 per share (the “Special Dividend”) in conjunction with the fourth quarter 2008 regular dividend of $0.8925 per share. The Special Dividend was declared to distribute a portion of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2008. This dividend was paid and the related common shares were issued in January 2009.
Dividends per common share of $0.8925 were declared for the three months ended March 31, 2009 and 2008. The average dividend for all non-redeemed preferred shares during the three months ended March 31, 2008 was $0.54 per share.
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

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at March 31, 2009, excluding derivatives executed to hedge debt on communities classified as held for sale:

	Non-designated
	Hedges	Cash Flow Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps
Notional balance	$172,647	$16,926	$44,571
Weighted average interest rate (1)	2.4%	2.8%	6.5%
Weighted average capped interest rate	7.4%	6.0%	n/a
Earliest maturity date	May-09	Jun-12	Jun-10
Latest maturity date	Mar-14	Jun-12	Jun-10
Estimated fair value, asset/(liability)	$153	$8	$(2,233)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and seven derivatives not designated as hedges at March 31, 2009. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $376 during the three months ended March 31, 2009 and a decrease of $236 during the three months ended March 31, 2008. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the three months ended March 31, 2009, as well as the estimated amount included in accumulated other comprehensive loss as of March 31, 2009, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow hedges. Hedge ineffectiveness, reported as a component of general and administrative expenses, did not have a material impact on earnings of the Company for any period presented, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
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

6. Investments in Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities in accordance with the literature discussed in Note 1, “Organization and Significant Accounting Policies,” under Principles of Consolidation. During the three months ended March 31, 2009, there were no changes in the Company’s ownership interest in its investments in unconsolidated real estate entities.
As of March 31, 2009, the Company had investments in the following unconsolidated real estate entities:
•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in the first quarter of 2009) in the limited liability company that owns the Avalon Chrystie Place community;

•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon at Mission Bay North II community;

•	a 30% limited liability company membership interest (with a right to 45% or the residual distribution after the joint venture partners receive both a return of their initial investment and an achievement of a threshold return on that investment) in the limited liability company that owns the Avalon Del Rey community;

•	a 50% limited liability company membership interest (with a right to 95% of distributions until the Company receives a return of our invested capital and a threshold return thereon) in the limited liability company that is developing 64 for-sale town homes adjacent to the Company’s Avalon Danvers community; and

•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund (with the opportunity to receive as much as 20% of the Fund’s distributions in excess of return of capital, as an additional distribution, based on the achievement of certain threshold returns), which owns the following 19 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Sunset, Avalon at Poplar Creek, Avalon at Civic Center, Avalon Paseo Place, Avalon Yerba Buena, Avalon at Aberdeen Station, The Springs, Avalon Lombard, Avalon Cedar Place, Avalon Crystal Hill, Middlesex Crossing, Avalon Centerpoint, Skyway Terrace, Avalon Rutherford Station, South Hills Apartments and Colonial Towers/South Shore Manor.
In addition, as part of the formation of the Fund, the Company provided a guarantee to one of the limited partners. The guarantee provides that, if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192 as of March 31, 2009). As of March 31, 2009, the expected realizable value of the real estate assets owned by the Fund is considered adequate to cover such potential payment under a liquidation scenario. The estimated fair value of and the Company’s obligation under this guarantee, both at inception and as of March 31, 2009, was not significant and therefore the Company has not recorded any obligation for this guarantee as of March 31, 2009.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	3-31-09	12-31-08
	(unaudited)	(unaudited)
Assets:
Real estate, net	$990,058	$995,680
Other assets	14,035	12,384

Total assets	$1,004,093	$1,008,064

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$711,020	$705,332
Other liabilities	19,357	17,578
Partners’ capital	273,716	285,154

Total liabilities and partners’ capital	$1,004,093	$1,008,064

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the three months ended
	3-31-09	3-31-08
	(unaudited)	(unaudited)
Rental and other income	$25,156	$26,867
Operating and other expenses	(11,021)	(11,354)
Interest expense, net	(8,778)	(10,117)
Depreciation expense	(7,806)	(8,031)

Net loss	$(2,449)	$(2,635)

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $4,771 at March 31, 2009 and $4,817 at December 31, 2008 of the respective investment balances.
On September 2, 2008, the Company announced the formation of AvalonBay Value Added Fund II, LP (“Fund II”), a private, discretionary investment vehicle. As of March 31, 2009, Fund II has equity commitments totaling $333,000, of which the Company had committed $150,000, representing a 45% equity interest. As of March 31, 2009, there have not been any capital contributions by the partners of Fund II and no investments have been made. See Note 12, “Subsequent Events” for a discussion of the second and final closing for Fund II.
7. Real Estate Disposition Activities
During the three months ended March 31, 2009, the Company did not sell any communities. As of March 31, 2009, the Company had one asset that qualified as discontinued operations and held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any real estate assets sold from January 1, 2008 through March 31, 2009 and the real estate assets that qualified as discontinued operations and held for sale as of March 31, 2009 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-09	3-31-08
Rental income	$196	$12,015
Operating and other expenses	(42)	(3,814)
Interest expense, net	(88)	(530)
Depreciation expense	(13)	(2,851)

Income from discontinued operations	$53	$4,820

The Company’s Condensed Consolidated Balance Sheets include other assets (excluding net real estate) of $716 and $659 as of March 31, 2009 and December 31, 2008, respectively. The Company’s Condensed Consolidated Balance Sheets also include $4,143 and $4,175 of mortgage notes and $183 and $165 of other liabilities as of March 31, 2009 and December 31, 2008, respectively reported in liabilities related to real estate assets held for sale or real estate assets sold.
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
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the three months ended March 31, 2009, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2008, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up, that had not reached stabilized occupancy, as defined above, as of January 1, 2008.
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

A reconciliation of NOI to net income for the three months ended March 31, 2009 and 2008 is as follows:

	For the three months ended
	3-31-09	3-31-08
Net income	$47,101	$48,556
Indirect operating expenses, net of corporate income	8,575	8,458
Investments and investment management expense	916	1,219
Expensed development and other pursuit costs	1,093	500
Interest expense, net	29,157	27,661
General and administrative expense	7,247	8,119
Equity in income of unconsolidated entities	(3,457)	(34)
Depreciation expense	52,627	45,941
Income from discontinued operations	(53)	(4,820)

Net operating income	$143,206	$135,600

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three months ended March 31, 2009 and 2008 have been adjusted for the communities that were sold from January 1, 2008 through March 31, 2009, or otherwise qualify as discontinued operations as of March 31, 2009, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended
	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the three months ended March 31, 2009

Established
New England	$32,577	$20,418	(2.8%)	$916,900
Metro NY/NJ	42,199	28,071	(4.2%)	1,164,369
Mid-Atlantic/Midwest	32,807	20,678	(0.6%)	822,861
Pacific Northwest	7,381	5,214	0.4%	238,474
Northern California	26,992	20,299	1.7%	893,590
Southern California	16,116	11,346	(5.6%)	426,467

Total Established	158,072	106,026	(2.1%)	4,462,661

Other Stabilized	32,737	21,026	n/a	1,406,457
Development / Redevelopment	27,206	16,154	n/a	1,892,565
Land Held for Future Development	n/a	n/a	n/a	248,998
Non-allocated (2)	1,468	n/a	n/a	124,970

Total	$219,483	$143,206	5.6%	$8,135,651

For the three months ended March 31, 2008

Established
New England	$31,435	$19,897	1.3%	$821,456
Metro NY/NJ	37,628	25,568	1.7%	963,395
Mid-Atlantic/Midwest	31,676	20,277	3.6%	771,024
Pacific Northwest	5,324	3,824	11.2%	174,490
Northern California	32,583	24,454	10.9%	1,081,850
Southern California	15,390	11,106	1.9%	375,445

Total Established	154,036	105,126	4.4%	4,187,660

Other Stabilized	23,061	14,876	n/a	920,521
Development / Redevelopment	25,438	15,598	n/a	1,934,647
Land Held for Future Development	n/a	n/a	n/a	305,669
Non-allocated (2)	1,638	n/a	n/a	34,113

Total	$204,173	$135,600	12.6%	$7,382,610

(1)	Does not include gross real estate assets held for sale of $8,054 and $383,329 as of March 31, 2009 and 2008, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment
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
Shares of common stock of 1,260,038, and 1,744,159 were available for future option or restricted stock grant awards under the 1994 Plan as of March 31, 2009 and December 31, 2008, respectively. The maximum number of shares of stock for which ISOs may be issued under the 1994 Plan shall not exceed 2,500,000 and no awards shall be granted under the 1994 Plan after May 11, 2011. Options and restricted stock granted under the 1994 Plan vest and expire over varying periods, as determined by the Compensation Committee of the Board of Directors.

Pursuant to the terms of the 1994 Plan, because the fourth quarter 2008 dividend was an extraordinary dividend, the exercise price and number of options underlying the awards were adjusted when the dividend was declared so that option holders would be neither advantaged nor disadvantaged as a result of the shares issued under the Special Dividend.
Information with respect to stock options granted under the 1994 Plan is as follows:

		Weighted
		average
	1994 Plan	exercise price
	shares	per share
Options Outstanding, December 31, 2008	2,623,135	$83.49
Exercised	(1,000)	34.92
Granted	344,801	48.60
Forfeited	(4,715)	119.68

Options Outstanding, March 31, 2009	2,962,221	$79.39

Options Exercisable:
March 31, 2009	2,236,175	$80.11

The weighted average fair value of the options granted during the three months ended March 31, 2009 is estimated at $6.53 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 8.5% over the expected life of the option, volatility of 36.57%, risk-free interest rate of 2.17% and an expected life of approximately seven years.
At March 31, 2009, the Company had 252,877 outstanding unvested shares granted under restricted stock awards. The Company issued 161,719 shares of restricted stock valued at $7,860 as part of its stock-based compensation plan during the three months ended March 31, 2009. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the three months ended March 31, 2009 totaled 118,991 shares and had fair values ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $9,794 and $9,614 for the three months ended March 31, 2009 and 2008, respectively.
Total employee stock-based compensation cost recognized in income was $3,536 and $4,617 for the three months ended March 31, 2009 and 2008, respectively, and total capitalized stock-based compensation cost was $1,546 and $1,377 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was a total of $4,317 and $11,323 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to vest over a weighted average period of 1.88 years and 2.72 years, respectively.
Deferred Stock Performance Plan
In 2008 the Company’s Board of Directors and its Compensation Committee approved a multiyear performance plan (“the 2008 Performance Plan”) and granted awards in connection with this plan with an estimated compensation cost of $8,958 to senior management and other selected officers (“2008 Performance Plan Awards”). The 2008 Performance Plan awards are initially in the form of deferred stock awards, with no dividend rights, granted under the Company’s 1994 Plan. These deferred stock awards will be forfeited in their entirety unless the Company’s total return to shareholders, consisting of stock price appreciation plus cumulative dividends without reinvestment or compounding over the measurement period, exceeds the thresholds specified in the 2008

Performance Plan. The measurement period of the 2008 Performance Plan began on June 1, 2008 and will end on May 31, 2011, or earlier, upon a change in control of the Company.
Earned deferred stock awards will convert into vested unrestricted common stock (50%), and unvested restricted common stock with a one-year vesting period (50%), subject to earlier forfeiture or acceleration under certain circumstances. Dividends will be paid on both the unrestricted common stock and the restricted common stock. As of March 31, 2009, the Company has reserved 633,179 shares within the 1994 Plan relating to deferred stock awards under the 2008 Performance Plan.
The Company is recognizing compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period. For the remaining 50% of each award, the Company is recognizing compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility. During the three months ended March 31, 2009, the Company recognized the compensation expense associated with the 2008 Performance Plan of $437 and capitalized stock-based compensation costs of $249.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,468 and $1,638 in the three months ended March 31, 2009 and 2008, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders starting with the 2008 annual meeting, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $125 and (ii) a cash payment of $50, payable in quarterly installments of $12.5. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5.
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $82 for the three months ended March 31, 2009 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $55 and $137 on March 31, 2009 and December 31, 2008, respectively.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at March 31, 2009.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported at fair value, with reductions in fair value recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest initial basis using the following valuation approaches.
•	Puts – The Company calculates the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The inputs used include an estimate of the undiscounted future cash flows associated with the asset underlying the associated joint venture which, in the case of an apartment community would be the NOI as well as potential disposition proceeds for a given asset and an estimated discount factor, or market capitalization rate, to apply to the undiscounted cash flows to derive the fair value of the position. Therefore, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2008, the Puts’ aggregate fair value was $9,057. At March 31, 2009, the aggregate fair value of the Puts was $5,367.

•	DownREIT units – The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2008 the fair value of the DownREIT units was $1,177. At March 31, 2009 the fair value of the DownREIT units was $914.
12. Subsequent Events
In April 2009, the Company repaid the $4,143 principal, 8.08% fixed rate loan secured by a real estate asset formerly classified as a Development Right in Alexandria, VA pursuant to its scheduled maturity.
In April 2009, the Company announced the second and final closing of Fund II. In this closing, total equity commitments to Fund II increased by $67,000 as a result of the following:
•	a new institutional investor made an equity commitment of $75,000;

•	an existing institutional investor increased its commitment by $17,000, based on terms of its existing commitment; and

•	the Company decreased its commitment by $25,000, based on terms of its existing commitment, decreasing the Company’s equity interest to approximately 31%.
Subsequent to securing the additional equity commitments, Fund II has total equity commitments of $400,000 (including the Company’s $125,000 commitment) and can employ leverage of up to 65%, allowing for an investment capacity of approximately $1,100,000.
In April 2009, the Company completed a 5.86% fixed rate, pooled secured financing transaction for aggregate borrowing of $741,140. The financing consists of fourteen separate mortgage loans with terms of ten years, each secured by one of the Company’s current communities. Each of the mortgage loans will provide for payments of interest only during the first and second years of the loan term, with payments of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary.
In May 2009, the Company repaid $105,600 in unsecured debt, representing the first tranche of its $330,000 unsecured variable rate term loan, pursuant to its scheduled maturity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2008 (our “Form 10-K”).
Executive Overview
Business Description
We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier to entry markets of the United States. We believe that apartment communities are an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should help reduce demand volatility over a real estate cycle. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions, such as the current economic downturn. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier to entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive. Barriers to entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.
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
First Quarter 2009 Highlights
•	Net income attributable to common stockholders for the quarter ended March 31, 2009 was $47,425,000, as compared to $46,275,000 for the quarter ended March 31, 2008, an increase of 2.5%. This increase is attributable to increases in earnings from our investments in joint ventures, primarily associated with our promoted interest in a joint venture, coupled with a gain on the purchase of medium term notes at a discount to par.

•	Our Established Community portfolio (as defined later in this report) experienced a 2.1% decrease in net operating income (“NOI”) over the comparable period of 2008, driven by a 0.7% decrease in rental revenue and an increase in operating expenses of 2.4%. The rental revenue decline over the comparable period in 2008 is consistent with our expectations, and remains moderate relative to the revenue decline that we experienced in the economic downturn in 2002 relative to the prior year period.
Financial Outlook
Employment is an important driver of rental apartment demand. Job losses that emerged in the second half of 2008 have accelerated during the first quarter of 2009, and we expect that this will adversely impact revenue trends. Accordingly, we expect revenue and NOI from Established Communities to continue to decline for the remainder of 2009 and into 2010. Longer-term, we expect apartment fundamentals to strengthen from a reduction in new supply, favorable demographic trends, declining homeownership and an economic recovery that we expect will eventually produce employment growth. Changes in any of the above factors, including if there is a more prolonged or increased deterioration in economic conditions than we currently expect, could materially change our expectations for the remainder of 2009 and future periods.

Overall credit market conditions remain weak, but multifamily access to debt from government sponsored entities (“GSEs”) has provided liquidity. In April 2009, we successfully completed a 10-year, 5.86% fixed rate pooled financing transaction for $741,140,000. We may use these proceeds to fund our development and redevelopment activities, reduce amounts drawn under our “Credit Facility”, as defined below, repay secured and unsecured debt, prepay certain secured debt with higher interest costs or other general corporate purposes. The benefit of access to financing from the GSEs is somewhat offset by reduced conventional lending activity and withdrawal of credit support and credit enhancements that reduce liquidity. This has required us to find alternative credit enhancement sources and in some cases, repay debt backed by credit enhancements that were not renewed.
The equity markets have been active during the first quarter of 2009, with new equity issuances by REITs, reducing leverage levels that may ultimately reduce volatility. In lieu of selling new shares for cash we have addressed equity capital needs using alternative means. We issued approximately 2,625,000 shares of common stock during the first quarter of 2009 representing a special dividend to shareholders totaling $1.8075 per share. This stock issuance did not provide direct liquidity, but allowed us to reduce cash dividend payments and therefore avoid adding additional leverage and satisfy distribution requirements for federal income tax purposes.
In April 2009, we added equity commitments for our private discretionary investment vehicle that was originally formed in August of 2008, the AvalonBay Value Added Fund II, LP (“Fund II”).
Fund II now has equity commitments from five institutional investors who with the Company, collectively committed $400,000,000, of which our commitment is $125,000,000.
Total equity commitments to Fund II increased by $67,000,000 as a result of the following:
•	a new institutional investor made an equity commitment of $75,000,000;

•	an existing institutional investor increased its commitment by $17,000,000, based on terms of its existing commitment; and

•	we decreased our commitment by $25,000,000, based on terms of our existing commitment, decreasing our equity interest to approximately 31%.
Fund II will acquire and operate (but not develop) multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II has a term of ten years, plus two one-year extension options. Fund II will serve as the exclusive vehicle through which we will acquire investment interests in apartment communities for a period of three years from the initial closing date or until 90% of the committed capital of Fund II is invested, subject to limited exceptions. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. To date, no capital has been contributed to Fund II and Fund II has not made any investments. Fund II can employ leverage of up to 65%, allowing for an investment capacity of approximately $1,100,000,000.
Reduced returns and constrained liquidity have resulted in a reduction in our planned development activity for 2009. We currently have 12 communities under construction with a total projected capitalized cost of approximately $1,406,500,000. As of March 31, 2009, approximately $880,384,000 of this development has been funded, with $526,116,000 remaining to be funded. We have secured $130,300,000 of this required funding through financing from third-party tax-exempt and taxable debt. Our combined development under way and in planning was $3,725,500,000 at March 31, 2009, down from $3,896,800,000 at December 31, 2008. During the first quarter of 2009 we completed the development of two communities for a total capitalized cost of $172,500,000 and did not start any new developments. We do not anticipate starting any new development during the second quarter of 2009. Development starts in the second half of 2009, if any, will be evaluated based on our assessment of economic and capital market conditions at that time. At March 31, 2009, there were seven communities under redevelopment, with an expected investment of approximately $97,600,000, excluding costs incurred prior to the start of redevelopment, with $40,056,000 remaining to be funded. We expect to maintain our current level of redevelopment activity through the end of 2009, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and ensure that our assets are positioned to outperform when the economy recovers. We believe that we currently have sufficient committed capital to complete the development and redevelopment activities underway and meet other liquidity uses. See the discussion under Liquidity and Capital Resources.

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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended March 31, 2009, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2008, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed either $5,000,000 or 10% of the community’s pre-redevelopment basis.
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

As of March 31, 2009, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	24	5,807
Metro NY/NJ	19	6,307
Mid-Atlantic/Midwest	17	6,683
Pacific Northwest	8	1,943
Northern California	16	4,624
Southern California	12	3,679

Total Established	96	29,043

Other Stabilized Communities:
New England	10	2,885
Metro NY/NJ	10	3,046
Mid-Atlantic/Midwest	8	2,138
Pacific Northwest	2	433
Northern California	14	3,853
Southern California	8	1,426

Total Other Stabilized	52	13,781

Lease-Up Communities	6	1,289

Redevelopment Communities	7	2,143

Total Current Communities	161	46,256

Development Communities	12	4,035

Development Rights	28	7,370

Results of Operations
Our year-over-year operating performance is primarily affected by geographic market conditions and apartment fundamentals that cause changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2009 and 2008 follows (dollars in thousands):

	For the three months ended
	3-31-09	3-31-08	$ Change	% Change
Revenue:
Rental and other income	$218,015	$202,535	$15,480	7.6%
Management, development and other fees	1,468	1,638	(170)	(10.4%)

Total revenue	219,483	204,173	15,310	7.5%

Expenses:
Direct property operating expenses, excluding property taxes	53,093	47,937	5,156	10.8%
Property taxes	21,716	18,997	2,719	14.3%

Total community operating expenses	74,809	66,934	7,875	11.8%

Corporate-level property management and other indirect operating expenses	10,043	10,097	(54)	(0.5%)
Investments and investment management expense	916	1,219	(303)	(24.9%)
Expensed development and other pursuit costs	1,093	500	593	118.6%
Interest expense, net	29,157	27,661	1,496	5.4%
Depreciation expense	52,627	45,941	6,686	14.6%
General and administrative expense	7,247	8,119	(872)	(10.7%)

Total other expenses	101,083	93,537	7,546	8.1%

Equity in income of unconsolidated entities	3,457	34	3,423	N/A

Income from continuing operations	47,048	43,736	3,312	7.6%

Discontinued operations:
Income from discontinued operations	53	4,820	(4,767)	(98.9%)

Net income	47,101	48,556	(1,455)	(3.0%)
Net loss (income) attributable to redeemable noncontrolling interests	324	(106)	430	N/A

Net income attributable to the Company	47,425	48,450	(1,025)	(2.1%)
Dividends attributable to preferred stock	—	(2,175)	2,175	(100.0%)

Net income attributable to common stockholders	$47,425	$46,275	$1,150	2.5%

Net income attributable to common stockholders increased $1,150,000 or 2.5%, to $47,425,000 for the three months ended March 31, 2009 due primarily to income from our promoted interest in a joint venture, coupled with a gain on the purchase of medium-term notes at a discount, partially offset by increased depreciation expense.
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
NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three months ended March 31, 2009 and 2008 to net income for each period are as follows (dollars in thousands):

	For the three months ended
	3-31-09	3-31-08
Net income	$47,101	$48,556
Indirect operating expenses, net of corporate income	8,575	8,458
Investments and investment management expense	916	1,219
Expensed development and other pursuit costs	1,093	500
Interest expense, net	29,157	27,661
General and administrative expense	7,247	8,119
Equity in income of unconsolidated entities	(3,457)	(34)
Depreciation expense	52,627	45,941
Income from discontinued operations	(53)	(4,820)

Net operating income	$143,206	$135,600

The NOI increase for the three months ended March 31, 2009, as compared to the prior year period, consists of changes in the following categories (dollars in thousands):

Established Communities	$(2,250)

Other Stabilized Communities	8,939

Development and Redevelopment Communities	917

Total	$7,606

The NOI decrease for Established Communities in the first quarter of 2009 as compared to the prior year period was largely due to the continued challenging economic conditions, including increased job losses, coupled with increased operating expenses. During the three months ended March 31, 2009, we focused on maintaining occupancy in conjunction with moderate to flat rental rate growth.
Rental and other income increased in the three months ended March 31, 2009 as compared to the prior year due to additional rental income generated from newly developed communities and increased rental rates, partially offset by decreased occupancy in our Established Communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 38,941 apartment homes for the three months ended March 31, 2009 as compared to 38,350 homes for the prior year period. This change is primarily the result of increased homes available from newly developed communities, partially offset by communities sold during 2008 containing 3,059 apartment homes, as well as declining occupancy levels due to the economic slow down. The weighted average monthly revenue per occupied apartment home increased to $1,867 for the three months ended March 31, 2009 as compared to $1,826 in the prior year period.
Established Communities — Rental revenue decreased $1,096,000, or 0.7%, for the three months ended March 31, 2009 over the prior year period. This decrease is due to a decline in economic occupancy, partially offset by an increase in average rental rates. The average economic occupancy decreased 0.9% to 95.4%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. For the three months ended March 31, 2009, the weighted average monthly revenue per occupied apartment home increased 0.2% to $1,901 compared to $1,897 in the prior year period.

Consistent with expected operating results for 2009, we experienced an overall decrease in Established Communities’ rental revenue of 0.7% for the three months ended March 31, 2009 as compared to the prior year period. The decrease in rental revenue was comprised of rental revenue declines of 2.7% in Southern California, 2.2% in New England and 1.5% in the Metro New York/New Jersey regions, partially offset by increases in rental revenue in Northern California of 1.6%, the Mid-Atlantic/Midwest region of 0.8%, and the Pacific Northwest of 0.6% as compared to the prior year period. Almost 70% of our Established Community revenue is generated by the Metro New York/New Jersey, Mid-Atlantic/Midwest, and New England regions, which are discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 27% of Established Community rental revenue for the three months ended March 31, 2009, experienced a decrease in rental revenue of 1.5% as compared to the prior year period. Economic occupancy decreased 1.0% to 95.0% and average rental rates decreased 0.5% to $2,345 for the three months ended March 31, 2009. We expect net job losses to continue throughout 2009, driven by workforce reductions in the financial services sector, resulting in further rental revenue declines.
The New England region accounted for approximately 21% of the Established Community rental revenue for the three months ended March 31, 2009 and experienced a decline in rental revenue of 2.2% over the prior year period. Economic occupancy decreased 2.1% to 94.5% and average rental rates decreased 0.1% to $1,978 for the three months ended March 31, 2009, as compared to the prior year period. The financial services sector is an important economic driver in both the Boston metro area and Fairfield-New Haven. We expect that the impact of job losses due to the current volatility in the financial services industry will result in further rental revenue declines in this region for the balance of 2009.
The Mid-Atlantic/Midwest region, which represented approximately 21% of Established Community rental revenue during the three months ended March 31, 2009, experienced an increase in rental revenue of 0.8% as compared to the prior year period. Average rental rates increased by 0.4% to $1,694 and economic occupancy increased by 0.4% from 96.1% to 96.5% for the three months ended March 31, 2009. We expect rental revenue in the Mid-Atlantic/Midwest to remain at or slightly below these levels for the remainder of 2009.
In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the approximate lease term, which is generally one year. As a supplemental measure, we also present rental revenue with concessions stated on a cash basis to help investors evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies. Rental revenue with concessions stated on a cash basis also allows investors to understand historical trends in cash concessions, as well as current rental market conditions. Both rental revenue on a GAAP basis and cash basis declined by 0.7% from the prior year periods.
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2009 and 2008 (dollars in thousands).

	For the three months ended
	3-31-09	3-31-08
Rental revenue (GAAP basis)	$157,974	$159,070
Concessions amortized	2,172	1,636
Concessions granted	(1,830)	(1,289)

Rental revenue adjusted to state concessions on a cash basis	$158,316	$159,417

Year-over-year % change — GAAP revenue	(0.7%)	n/a

Year-over-year % change — cash concession based revenue	(0.7%)	n/a
Direct property operating expenses, excluding property taxes increased $5,156,000, or 10.8% for the three months ended March 31, 2009 as compared to the prior year period, primarily due to the addition of recently developed apartment homes.

For Established Communities, direct property operating expenses, excluding property taxes, increased $579,000, or 1.7% to $35,584,000 for the three months ended March 31, 2009, due primarily to increased administrative and community maintenance related costs, offset partially by a decrease in insurance and payroll related expenses. The increase in administrative expense is primarily due to an increase in bad debt, due to a general decline in the economy.
Property taxes increased $2,719,000, or 14.3% for the three months ended March 31, 2009, due primarily to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $619,000, or 3.9% for the three months ended March 31, 2009 due to both higher assessments throughout all regions and reductions in property taxes realized in 2008 that did not occur in 2009. The impact of the current economic environment has not been reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. We expect property taxes in 2009 to increase over 2008 due primarily to higher tax rates, without the benefit of lower assessed values. Property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Expensed development and other pursuit costs primarily reflects the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of development pursuits, acquisition pursuits and disposition pursuits. Expensed development and other pursuit costs increased during the three months ended March 31, 2009 compared to the prior year period due primarily to increases in abandoned pursuit costs. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. In the second quarter of 2009 we expect to complete a comprehensive review of our development pipeline, which will include outstanding Development Rights. Our assessment may result in additional write-offs or land impairments. For further discussion, see “Development Rights”, below.
Interest expense, net increased $1,496,000, or 5.4% for the three months ended March 31, 2009. This category includes both interest expense and interest income. The increase for the three months ended March 31, 2009 is due primarily to a decrease in capitalized interest in 2009 as compared to the prior year period due primarily to the decrease in variable rates, coupled with the repayment of higher coupon fixed rate notes. In addition, interest expense increased in 2009 as compared to 2008 as a result of the additional secured financing activity that closed throughout 2008. These increases are offset somewhat by a decrease in interest costs on our Credit Facility, as defined later in this report, as well as the gain of $1,062,000 associated with the purchase of our medium-term notes at a price of 98% of par.
Depreciation expense increased $6,686,000 or 14.6% in the three months ended March 31, 2009 primarily due to the completion of development and redevelopment activities.
General and administrative expense (“G&A”) decreased $872,000, or 10.7% for the three months ended March 31, 2009 as compared to the prior year period. The decrease is due primarily to decreased compensation costs.
Equity in income of unconsolidated entities for the three months ended March 31, 2009 increased from the prior year period due primarily to the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place.
Income from discontinued operations represents the net income generated by operating real estate assets sold or qualifying as discontinued operations during the period from January 1, 2008 through March 31, 2009. This income decreased for the three months ended March 31, 2009 due to the large volume of community dispositions during 2008. The income from discontinued operations for the first quarter of 2009 is attributable to an investment in an operating commercial asset previously planned for development into an apartment community that we now intend to sell.

Net (income) loss attributable to noncontrolling interests for the three months ended March 31, 2009 resulted in income of $324,000, compared to expense of $106,000 in the three months ended March 31, 2008 due to recognition of income for our joint venture partners’ portion of expenses incurred by Fund II, as well as the conversion and redemption of limited partnership units in 2008, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
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
FFO does not represent net income attributable to the Company in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure of performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO.
The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-09	3-31-08
Net income attributable to the Company	$47,425	$48,450
Dividends attributable to preferred stock	—	(2,175)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	53,525	49,785
Distributions to noncontrolling interests, including discontinued operations	25	57

FFO attributable to common stockholders	$100,975	$96,117

Weighted average common shares outstanding — diluted	79,792,281	77,440,892
EPS per common share — diluted	$0.59	$0.60

FFO per common share — diluted	$1.27	$1.24

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs.
A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report.

	For the three months ended
	3-31-09	3-31-08
Net cash provided by operating activities	$90,821	$19,577

Net cash used in investing activities	$(129,681)	$(156,945)

Net cash provided by financing activities	$63,489	$386,522

Liquidity and Capital Resources
Our current liquidity needs result primarily from development expenditures, maturing debt and dividend requirements. Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions. Operating cash flow has historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing and type of capital markets activity in which we engage, as well as our plans for development, redevelopment, acquisition and disposition activity, are affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital.
We regularly review our liquidity needs, the adequacy of cash flows from operations and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:
•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	debt service and maturity payments;

•	normal recurring operating expenses;

•	DownREIT partnership unit distributions; and

•	capital calls for the Fund and Fund II, as required.
While the constrained capital and credit markets experienced in 2008 continue into 2009, our balance sheet provides the financial flexibility to access capital to meet liquidity needs. In 2009, we expect to meet all of our liquidity needs from a variety of internal and external sources, including borrowing capacity under our Credit Facility (as defined below), secured financings and other public or private sources of liquidity as discussed below, as well as our operating activities. To the extent that currently available internal and external resources do not satisfy our needs, we may seek additional external financing. Additional external financing could come from a variety of sources, such as public sales of debt or equity securities or unsecured or secured loans from financial institutions or other private or governmental lenders, among others. Private equity through joint ventures may also be used. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At March 31, 2009, we have unrestricted cash, cash equivalents and cash in escrow of $259,990,000 available for development activities.
Unrestricted cash and cash equivalents totaled $90,335,000 at March 31, 2009, an increase of $24,629,000 from $65,706,000 at December 31, 2008. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $90,821,000 for the three months ended March 31, 2009 from $19,577,000 for the three months ended March 31, 2008. The increase was driven primarily by the timing of payment of interest amounts and the timing of general corporate payables in 2009 as compared to 2008.

Investing Activities — Net cash used in investing activities of $129,681,000 for the three months ended March 31, 2009 related to investments in assets through the development and redevelopment of apartment communities, partially offset by a decrease in construction escrows of $23,884,000. During the three months ended March 31, 2009, we invested $149,466,000 in the development of the following real estate and capital expenditures:
•	We had capital expenditures of $1,133,000 for real estate and non-real estate assets.

•	We invested approximately $148,333,000 in the development of communities.
Financing Activities — Net cash provided by financing activities totaled $63,489,000 for the three months ended March 31, 2009. The net cash provided is due primarily to draws on the Credit Facility, defined below, of $235,000,000, offset by the redemption of unsecured notes for $100,573,000, and the payment of cash dividends in the amount of $68,841,000.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). In the aggregate, we pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.81% on April 30, 2009). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $650,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at April 30, 2009. At April 30, 2009, there were no amounts outstanding on the Credit Facility, $42,410,000 was used to provide letters of credit, and $957,590,000 was available for borrowing under the Credit Facility.
We are subject to financial and other covenants contained in the Credit Facility; our $330,000,000 variable rate, unsecured term loan; and the indenture under which our unsecured notes were issued. The financial covenants include the following:
•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitation on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.
We are in compliance with these covenants at March 31, 2009.
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

The following financing activity occurred during the three months ended March 31, 2009:
•	we redeemed $37,438,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009 for par; and

•	we redeemed $64,423,000 principal amount of our $200,000,000, 7.5% unsecured notes that mature in December 2010 for $63,135,000 with the discount below par recorded as a gain reflected as a reduction in interest expense.
All of the above notes were purchased as part of our January 2009 tender offer and were cancelled upon purchase.
Secured Financing Activity
In April 2009, we entered into a loan facility with Deutsche Bank Berkshire Mortgage, Inc. on behalf of Freddie Mac. Under this facility, we completed a 5.86% fixed-rate secured financing for $741,140,000 pursuant to fourteen separate ten-year mortgage loans, each secured by one of our current communities. Each of the loans provides for payments of interest only during the first two years of the loan term, with payments of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary. In each case the borrower under the loan is one of our subsidiaries or affiliates that owns the community. The loans are generally non-recourse to us and the borrowers. Each of the notes evidencing the loans is coterminous and subject to (i) a Master Cross-Collateralization Agreement, which provides for a cross-default and acceleration of all of the loans if there is an event of default under one of the loans and cross-collateralization of all of the loans and (ii) a Master Substitution Agreement, which provides for the substitution of collateral under certain circumstances.
The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to real estate assets classified as held for sale, for debt outstanding at March 31, 2009 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-08	3-31-09		2009	2010	2011	2012	2013	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.30%	Mar-2012	$14,680	$14,504		$543	$766	$816	$12,379	$—	$—
Avalon at Symphony Glen	4.90%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.55%	Feb-2025	11,665	11,558		332	466	495	526	559	9,180
Avalon Campbell	6.48%	Jun-2025	30,914	30,662	(2)	—	—	—	—	—	30,662
Avalon Pacifica	6.48%	Jun-2025	14,023	13,909	(2)	—	—	—	—	—	13,909
Avalon Fields	7.55%	May-2027	9,988	9,922		208	295	316	339	364	8,400
Avalon Oaks	7.45%	Jul-2041	16,940	16,905		111	157	168	180	193	16,096
Avalon Oaks West	7.48%	Apr-2043	16,795	16,762		101	142	152	162	173	16,032
Avalon at Chestnut Hill	5.82%	Oct-2047	41,834	41,752		250	349	368	388	409	39,988

			166,619	165,754		1,545	2,175	2,315	13,974	1,698	144,047

Variable rate (3)
The Promenade	2.15%	Oct-2010	30,142	30,142		754	29,388	—	—	—	—
Waterford	0.92%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	0.93%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.75%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.90%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	2.73%	Jun-2025	7,886	8,138	(2)	—	—	—	—	—	8,138
Avalon Pacifica	2.73%	Jun-2025	3,577	3,691	(2)	—	—	—	—	—	3,691
Avalon Bowery Place I	1.34%	Nov-2037	93,800	93,800	(5)	—	—	—	—	—	93,800
Avalon Bowery Place II	1.34%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.65%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Avalon Morningside Park	1.40%	Nov-2040	100,000	100,000	(5)	—	—	—	—	—	100,000
Avalon Walnut Creek	2.79%	Mar-2046	116,000	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.59%	Mar-2046	10,000	10,000	(5)	—	—	—	—	—	10,000

			534,740	535,106		754	29,388	—	—	—	504,964

Conventional loans (6)
Fixed rate
$150 million unsecured notes	7.63%	Aug-2009	140,000	102,562	(7)	102,562	—	—	—	—	—
$200 million unsecured notes	7.66%	Dec-2010	200,000	135,577	(8)	—	135,577	—	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	300,000	—	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	50,000	—	—	—
$250 million unsecured notes	5.73%	Jan-2012	235,000	235,000	(9)	—	—	—	235,000	—	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	250,000	—	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	100,000	—
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,801	7,746		168	239	7,339	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,218	6,174		129	183	193	204	216	5,249
Avalon Orchards	7.65%	Jul-2033	19,322	19,246		235	333	357	382	409	17,530
Avalon at Arlington Square	4.69%	Apr-2013	170,125	170,125		—	—	—	—	170,125	—
Avalon at Cameron Court	4.95%	Apr-2013	94,572	94,572		—	—	—	—	94,572	—
Avalon Crescent	5.48%	May-2015	110,600	110,600		—	—	—	—	—	110,600
Avalon Silicon Valley	5.66%	Jul-2015	150,000	150,000		—	—	—	—	—	150,000
Avalon Darien	6.12%	Nov-2015	51,749	51,597		—	—	—	—	—	51,597
Avalon Greyrock Place	6.02%	Nov-2015	62,400	62,214		—	—	—	—	—	62,214
Avalon Commons	5.88%	Dec-2013	55,100	55,100		—	—	—	—	55,100	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500

			2,405,387	2,303,013		103,094	136,332	357,889	485,586	420,422	799,690

Variable rate (3)
Avalon at Flanders Hill	2.71%	May-2009	19,735	19,470	(4)	19,470	—	—	—	—	—
Avalon at Newton Highlands	2.64%	Dec-2009	34,945	34,590	(4)	34,590	—	—	—	—	—
Avalon at Crane Brook	3.17%	Mar-2011	31,530	31,175	(4)	751	1,169	29,255	—	—	—
Avalon at Bedford Center	2.86%	May-2012	16,361	16,241	(4)	377	527	560	14,777	—	—
Avalon Walnut Creek	5.29%	Mar-2046	9,000	9,000	(5)	—	—	—	—	—	9,000
$105.6 million unsecured notes	2.16%	May-2009	105,600	105,600		105,600	—	—	—	—	—
$112.2 million unsecured notes	2.16%	Jan-2010	112,200	112,200		—	112,200	—	—	—	—
$112.2 million unsecured notes	2.16%	Jan-2011	112,200	112,200		—	—	112,200	—	—	—

			441,571	440,476		160,788	113,896	142,015	14,777	—	9,000

Total indebtedness — excluding unsecured credit facility			$3,548,317	$3,444,349		$266,181	$281,791	$502,219	$514,337	$422,120	$1,457,701

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at March 31, 2009 and December 31, 2008 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of March 31, 2009.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of March 31, 2009. Actual amounts drawn on the debt as of March 31, 2009 are $91,651 for Bowery Place I, $45,174 for Bowery Place II, $44,444 for Avalon Acton, $84,359 for Morningside Park, and $8,828 for Walnut Creek.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,038 of debt discount as of March 31, 2009 and $2,035 of debt discount as of December 31, 2008, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In April 2008, we redeemed $10,000 aggregate principal amount of our $150,000, 7.5% unsecured notes due in August 2009. In January 2009, we redeemed $37,438 principal amount of our $150,000, 7.5% unsecured notes due August 2009.

(8)	In January 2009, we redeemed $64,423 principal amount of our $200,000, 7.5% unsecured notes due December 2010.

(9)	In November 2008, we redeemed $15,000 aggregate principal amount of our $250,000, 5.5% unsecured notes due January 2012.

Future Financing and Capital Needs — Portfolio and Other Activity
As of March 31, 2009, we had 12 new communities under construction, for which a total estimated cost of $526,116,000 remained to be invested. In addition, we had seven communities which we own under reconstruction, for which a total estimated cost of $40,056,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
•	cash currently on hand, including cash in construction escrows, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	the remaining capacity under our $1,000,000,000 Credit Facility;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities; and/or

•	private equity funding, including joint venture activity.
Before planned reconstruction activity, including reconstruction activity related to communities acquired by the Fund or Fund II, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
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
Off-Balance Sheet Arrangements
In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.

•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City) overall once tenant improvements related to a retail tenant are complete, which is expected in 2009. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of March 31, 2009 were not significant. As a result we have not recorded any obligation associated with these guarantees at March 31, 2009.

•	The Fund has 22 loans secured by individual assets with amounts outstanding in the aggregate of $436,629,000, and has $3,000,000 outstanding under a credit facility, as discussed below. These mortgage loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund has $3,000,000 outstanding under a credit facility as of March 31, 2009, that matures in December 2009. The mortgage loans and the credit facility are payable by the Fund with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of March 31, 2009). As of March 31, 2009, the expected realizable value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under the expected Fund liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2009.

•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed-rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $46,500,000. The variable-rate loan had an interest rate of 3.84% at March 31, 2009. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing 64 for-sale town homes in Danvers, Massachusetts. The LLC has two separate variable rate loans with aggregate borrowings of $4,964,000 and an interest rate of 2.875% at March 31, 2009. In addition, Aria at Hathorne has a short-term variable rate note for approximately $284,000 at an interest rate of 3.7% due in 2009. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	PHVP I, LLC, a consolidated joint venture in which we hold a 99.0% controlling interest, is constructing a public garage adjacent to our Walnut Creek development. As part of the construction management services we provide to PHVP I, LLC for the construction of the public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee terminate upon (i) the issuance of a certificate of substantial completion and (ii) completion of a list of lender requirements. The certificate of substantial completion was issued on July 11, 2008 and the completion of the lender’s requirements list is nearing completion. We expect termination of the guarantee in 2009.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At March 31, 2009, we have an outstanding commitment to purchase the remaining land for approximately $62,500,000.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There has not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2009.
Development Communities
As of March 31, 2009, we had 12 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,035 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,406,500,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon White Plains	407	$153.0	Q2 2007	Q3 2008	Q4 2009	Q2 2010
	White Plains, NY
2.	Avalon Anaheim Stadium	251	102.3	Q2 2007	Q4 2008	Q3 2009	Q1 2010
	Anaheim, CA
3.	Avalon Union City	439	122.2	Q3 2007	Q1 2009	Q4 2009	Q2 2010
	Union City, CA
4.	Avalon at Mission Bay North III	260	153.8	Q4 2007	Q2 2009	Q4 2009	Q2 2010
	San Francisco, CA
5.	Avalon Irvine	279	77.4	Q4 2007	Q2 2009	Q1 2010	Q3 2010
	Irvine, CA
6.	Avalon Fort Greene	631	306.8	Q4 2007	Q4 2009	Q1 2011	Q3 2011
	New York, NY
7.	Avalon Charles Pond	200	47.8	Q1 2008	Q1 2009	Q3 2009	Q1 2010
	Coram, NY
8.	Avalon Blue Hills	276	46.6	Q2 2008	Q1 2009	Q4 2009	Q2 2010
	Randolph, MA
9.	Avalon Walnut Creek (4)	422	156.7	Q3 2008	Q3 2010	Q1 2011	Q3 2011
	Walnut Creek, CA
10.	Avalon Norwalk	311	86.4	Q3 2008	Q3 2010	Q2 2011	Q4 2011
	Norwalk, CT
11.	Avalon Northborough I	163	27.4	Q4 2008	Q2 2009	Q1 2010	Q3 2010
	Northborough, MA
12.	Avalon Towers Bellevue	396	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
	Bellevue, WA

	Total	4,035	$1,406.5

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of March 31, 2009, there were seven communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $97,600,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining the level of our redevelopment activity related to communities in our current operating portfolio for the remainder of 2009. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Essex Place	286	$23.7	$35.0	Q3 2007	Q2 2009	Q4 2009
	Peabody, MA
2.	Avalon Woodland Hills	663	72.1	110.6	Q4 2007	Q3 2010	Q1 2011
	Woodland Hills, CA
3.	Avalon at Diamond Heights	154	25.3	30.6	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
4.	Avalon Symphony Woods I	176	9.4	14.2	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
5.	Avalon Symphony Woods II	216	36.4	42.6	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
6.	Avalon Mountain View	248	51.6	59.7	Q2 2008	Q3 2009	Q1 2010
	MountainView, CA
7.	The Promenade	400	71.0	94.4	Q3 2008	Q3 2010	Q1 2011
	Burbank, CA

	Total	2,143	$289.5	$387.1

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
As of March 31, 2009, we were evaluating the future development of 28 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally prefer to hold Development Rights through options to acquire land, although for 14 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 7,370 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At March 31, 2009, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $66,512,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $248,998,000 are reflected as land held for development on the Condensed Consolidated Balance Sheet as of March 31, 2009.

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
On April 30, 2009, during the ongoing negotiations with the owner of a parcel of land in Seattle, WA, the option to purchase the land parcel planned for development expired. At March 31, 2009, we had capitalized $7,000,000 associated with this pursuit. While we continue to pursue this opportunity, in the second quarter of 2009, we plan on reevaluating our intent and the probability of development with respect to the parcel in Seattle, WA, as well as all current Development Rights, which may result in write-offs of capitalized pursuit costs or land impairments. As part of this review, we intend to determine if we will begin the construction and development of any communities during 2009.
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Wilton, CT	100	$30
2.	Rockville Centre, NY	349	129
3.	Wood-Ridge, NJ	406	98
4.	Greenburgh, NY Phase II	288	77
5.	Cohasset, MA	200	38
6.	North Bergen, NJ	164	47
7.	Northborough, MA Phase II	219	43
8.	Garden City, NY	160	58
9.	Plymouth, MA Phase II	92	20
10.	West Long Branch, NJ	180	34
11.	San Francisco, CA	173	51
12.	Roselle Park, NJ	249	54
13.	Greenburgh, NY Phase III	156	43
14.	Seattle, WA (2)	204	63
15.	Brooklyn, NY	832	443
16.	Boston, MA	180	106
17.	Rockville, MD	240	62
18.	Canoga Park, CA	298	85
19.	Maynard, MA	198	36
20.	Stratford, CT	130	22
21.	Dublin, CA Phase II	405	126
22.	Yaphank, NY	343	57
23.	Tysons Corner, VA	393	99
24.	Seattle, WA II	272	81
25.	Andover, MA	115	26
26.	Lynnwood, WA Phase II	82	18
27.	New York, NY	691	307
28.	Shelton, CT	251	66

	Total	7,370	$2,319

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	The option we held to purchase the land associated with this pursuit expired on April 30, 2009. Therefore, while we currently continue to pursue this opportunity for development, this pursuit is no longer considered a Development Right subsequent to the expiration of this option.

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
In May 2009, we renewed our property insurance policy for a one year term and experienced an increase in premiums of approximately 7% as a result of increased property values and an increased coverage level for certain insurable events. There were no other material changes in coverage.
In August 2008, we renewed our general liability policy and worker’s compensation coverage for a one year term, and experienced a decrease in the premium on these policies of approximately 13%, with no material changes in the coverage. We expect to renew these policies when they expire on August 1, 2009.
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
An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion under Item 1a., “Risk Factors — We may incur costs due to environmental contamination or non-compliance,” in our Form 10-K. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.
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

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of the Fund, Fund II or the REIT vehicles that are used with each respective investment fund; and

•	we may be unsuccessful in managing changes in our portfolio composition.
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

If we were to consolidate the joint ventures that we accounted for using the equity method at March 31, 2009, our assets would have increased by $947,862,000 and our liabilities would have increased by $730,377,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
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
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in the three months ended March 31, 2009 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $651,000.
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
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended March 31, 2009 would have decreased by $6,651,000.

Asset Impairment Evaluation
We apply the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for consolidated operating apartment communities, Development Communities and Development Rights to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred on a regular basis, considering qualitative economic factors. We also apply the provisions of SFAS No. 144 for assessing the need to perform an impairment analysis and measuring impairment losses on the underlying long-lived assets held by unconsolidated joint venture investments. In addition, we apply the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”), to determine if there has been an other than temporary decline in the value of investments in the Company’s unconsolidated joint ventures.
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

There have been no material changes to our exposures to market risk since December 31, 2008.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

During first quarter 2009, the Company commenced the implementation of a new property management system that will improve the efficiency and effectiveness of the Company’s operational and financial accounting processes for community-related activity. This implementation is expected to continue through the end of 2009. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting as related to community related operation and financial accounting functions.
Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The Equal Rights Center filed a complaint against us on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. The lawsuit seeks monetary damages as well as injunctive relief, such as modifications to assets. The Company intends to vigorously defend this action. On November 17, 2005, the Company filed a motion to dismiss all of plaintiff’s claims. Such motion was denied on March 23, 2009. The Company proceeded to file its answer in the lawsuit as well as a motion requesting that the court certify for interlocutory appeal the denied motion to dismiss on the issues of plaintiff’s standing to bring the case and the applicable statute of limitations. On August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. Due to the preliminary nature of the Equal Rights Center and Department of Justice matters, we cannot predict or determine the outcome of these matters, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

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

We previously reported the status of litigation between AvalonBay and Tetra Tech , Inc. (“Tetra Tech”) relating to an arrangement involving improper payments and a former AvalonBay employee and a former Tetra Tech employee. In April 2009, AvalonBay and Tetra Tech definitively settled their dispute and have agreed that their claims against each other will be dismissed.

In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number	(b)	Shares Purchased	Under the Plans or
	of Shares	Average Price	as Part of Publicly	Programs
	Purchased	Paid per	Announced Plans	(in thousands)
Period	(1)	Share	or Programs	(2)
January 1— January 31, 2009	1,937	$54.34	—	$200,000
February 1— February 28, 2009	—	—	—	$200,000
March 1— March 31, 2009	27,306	$42.42	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3.1(ii) to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 13, 2003. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on March 2, 2009.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer.) (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer.) (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer.) (Furnished herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: May 11, 2009	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer (Principal Financial Officer)