Form 10-Q
period 2009-06-30
AVALONBAY COMMUNITIES INC
filed 2009-08-10
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
79,934,963 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2009

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-09	12-31-08
	(unaudited)
ASSETS
Real estate:
Land	$1,212,534	$1,151,456
Buildings and improvements	5,874,700	5,569,034
Furniture, fixtures and equipment	183,640	175,480

	7,270,874	6,895,970
Less accumulated depreciation	(1,458,917)	(1,352,744)

Net operating real estate	5,811,957	5,543,226
Construction in progress, including land	783,934	867,061
Land held for development	225,634	239,456

Total real estate, net	6,821,525	6,649,743

Cash and cash equivalents	215,788	65,706
Cash in escrow	240,276	193,599
Resident security deposits	27,859	29,935
Investments in unconsolidated real estate entities	65,094	55,025
Deferred financing costs, net	34,602	31,374
Deferred development costs	74,764	57,365
Prepaid expenses and other assets	94,410	91,606

Total assets	$7,574,318	$7,174,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,795,590	$2,002,965
Variable rate unsecured credit facility	—	124,000
Mortgage notes payable	2,354,298	1,547,492
Dividends payable	71,346	208,209
Payables for construction	55,263	64,363
Accrued expenses and other liabilities	226,577	227,721
Accrued interest payable	34,377	32,651
Resident security deposits	39,436	40,603

Total liabilities	4,576,887	4,248,004

Redeemable noncontrolling interests	6,722	10,234

Stockholders’ equity:
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2009 and December 31, 2008; 79,931,385 and 77,119,963 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	799	771
Additional paid-in capital	3,087,770	2,940,499
Accumulated earnings less dividends	(95,725)	(22,223)
Accumulated other comprehensive loss	(2,135)	(2,932)

Total stockholders’ equity	2,990,709	2,916,115

Total liabilities and stockholders’ equity	$7,574,318	$7,174,353

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Revenue:
Rental and other income	$220,067	$209,612	$438,278	$412,146
Management, development and other fees	2,077	1,579	3,545	3,217

Total revenue	222,144	211,191	441,823	415,363

Expenses:
Operating expenses, excluding property taxes	68,368	61,145	133,527	120,898
Property taxes	20,731	19,018	42,474	38,015
Interest expense, net	37,385	29,598	66,631	57,258
Depreciation expense	53,737	47,648	106,377	93,589
General and administrative expense	5,390	9,383	12,637	17,503
Impairment loss — land holdings	20,302	—	20,302	—

Total expenses	205,913	166,792	381,948	327,263

Equity in income of unconsolidated entities	492	3,800	3,949	3,833

Income from continuing operations	16,723	48,199	63,824	91,933

Discontinued operations:
Income from discontinued operations	—	5,101	—	9,921
Gain on sale of communities	—	74,139	—	74,139

Total discontinued operations	—	79,240	—	84,060

Net income	16,723	127,439	63,824	175,993
Net loss (income) attributable to redeemable noncontrolling interests	951	(105)	1,275	(210)

Net income attributable to the Company	17,674	127,334	65,099	175,783
Dividends attributable to preferred stock	—	(2,175)	—	(4,350)

Net income attributable to common stockholders	$17,674	$125,159	$65,099	$171,433

Other comprehensive income:
Unrealized gain on cash flow hedges	421	774	797	538

Comprehensive income	$18,095	$125,933	$65,896	$171,971

Earnings per common share — basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.22	$0.60	$0.82	$1.14
Discontinued operations attributable to common stockholders	—	1.03	—	1.09

Net income attributable to common stockholders	$0.22	$1.63	$0.82	$2.23

Earnings per common share — diluted:
Income from continuing operations attributable to common stockholders, net of preferred stock dividends	$0.22	$0.59	$0.82	$1.13
Discontinued operations attributable to common stockholders	—	1.02	—	1.08

Net income attributable to common stockholders	$0.22	$1.61	$0.82	$2.21

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-09	6-30-08
Cash flows from operating activities:
Net income	$63,824	$175,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	106,377	93,589
Depreciation expense from discontinued operations	—	4,553
Amortization of deferred financing costs and debt premium/discount	3,598	2,650
Amortization of stock-based compensation	3,638	6,936
Equity in income of unconsolidated entities, net of eliminations	(4,288)	(3,246)
Impairment loss — land holdings	20,302	—
Gain on retirement of unsecured notes	(1,062)	—
Gain on sale of real estate assets	—	(74,139)
Increase in cash in operating escrows	(775)	(8,120)
Increase in resident security deposits, prepaid expenses and other assets	(5,843)	(16,145)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	3,957	(42,946)

Net cash provided by operating activities	189,728	139,125

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(311,577)	(419,079)
Capital expenditures — existing real estate assets	(1,708)	(1,659)
Capital expenditures — non-real estate assets	(383)	(2,280)
Proceeds from sale of real estate communities, net of selling costs	—	148,660
Decrease in payables for construction	(9,100)	(15,895)
Decrease in cash in construction escrows	47,413	89,402
Increase in investments in unconsolidated real estate entities	(702)	(1,900)

Net cash used in investing activities	(276,057)	(202,751)

Cash flows from financing activities:
Issuance of common stock	1,114	3,470
Repurchase of common stock	—	(42,159)
Dividends paid	(139,928)	(138,620)
Net repayments under unsecured credit facility	(124,000)	(514,500)
Issuance of mortgage notes payable and draws on construction loans	741,140	525,297
Repayments of mortgage notes payable	(27,774)	(47,295)
Issuance of unsecured notes	—	330,000
Repayment of unsecured notes	(206,173)	(60,000)
Payment of deferred financing costs	(7,727)	(5,294)
Redemption of units for cash by minority partners	(202)	—
Distributions to DownREIT partnership unitholders	(39)	(114)
Distributions to joint venture and profit-sharing partners	—	(96)

Net cash provided by financing activities	236,411	50,689

Net increase (decrease) in cash and cash equivalents	150,082	(12,937)

Cash and cash equivalents, beginning of period	65,706	20,284

Cash and cash equivalents, end of period	$215,788	$7,347

Cash paid during the period for interest, net of amount capitalized	$57,402	$53,609

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the six months ended June 30, 2009:
•	As described in Note 4, “Stockholders’ Equity,” 2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008, 169,851 shares of common stock valued at $8,360 were issued in connection with stock grants, 5,623 shares valued at $307 were issued through the Company’s dividend reinvestment plan, 30,612 shares valued at $1,327 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $147 were forfeited, for a net value of $146,251. In addition, the Company granted 344,801 options for common stock at a value of $2,252.
•	The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $797 to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).
•	Common dividends declared but not paid totaled $71,346.
•	The Company recorded a decrease of $2,827 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”
•	In May 2009, the Company obtained $93,440 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.
During the six months ended June 30, 2008:
•	129,513 shares of common stock valued at $11,567 were issued in connection with stock grants, 2,070 shares valued at $181 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 were issued to members of the Board of Directors in fulfillment of a deferred stock award, 1,101 shares valued at $109 were forfeited and 37,992 shares valued at $3,481 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,515. In addition, the Company granted 401,212 options for common stock, net of forfeitures, at a value of $3,976.
•	The Company recorded an increase to other comprehensive income of $538 to record the impact of the Company’s hedge accounting activity.
•	Common and preferred dividends declared but not paid totaled $70,916.
•	The Company recorded a decrease of $4,065 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

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
At June 30, 2009, the Company owned or held a direct or indirect ownership interest in 162 operating apartment communities containing 46,476 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,577 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 12 communities under construction that are expected to contain an aggregate of 4,035 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 26 communities that, if developed as expected, will contain an estimated 6,688 apartment homes.
During the three months ended June 30, 2009:
•	The Company completed the redevelopment of two communities: Essex Place, located in Peabody, Massachusetts and Avalon Mountain View, located in Mountain View, California. These two communities contain an aggregate of 534 apartment homes and were redeveloped for a total capitalized cost of approximately $18,600, excluding costs incurred prior to redevelopment.
•	The Company commenced the redevelopment of two communities: Avalon Pleasanton, located in Pleasanton, California and Avalon Watch, located in West Windsor, New Jersey. These two communities contain an aggregate of 968 apartment homes and will be redeveloped for an estimated total capitalized cost of $38,300, excluding costs incurred prior to redevelopment.
•	The Company completed a 5.86% fixed rate, pooled secured financing transaction for aggregate borrowing of $741,140. The financing consists of fourteen separate mortgage loans each with a 10-year term. Each loan provides for payment of interest only during the first and second years of the loan term, with payment of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary.
•	The Company announced the second and final closing of AvalonBay Value Added Fund II, LP (“Fund II”). In this closing, a new institutional investor was admitted and the Company reduced its net investment and equity interest, resulting in total equity commitments to Fund II increasing by $67,000.
•	Fund II acquired one community, see Note 6, “Investments in Real Estate Entities.”
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution of current cash flow before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interests have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock. In the six months ended June 30, 2009, the Company redeemed 4,077 operating units for cash.
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
Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is probable and (iii) ends when the asset, or a portion of an asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.
In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $2,281 and $1,829 for the three months ended June 30, 2009 and 2008, respectively and $3,375 and $2,329 for the six months ended June 30, 2009 and 2008, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company acquired as Development Rights 11 land parcels improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of June 30, 2009 the Company is pursuing development of four of these parcels. For the seven parcels of land for which the Company does not intend to pursue development, rental revenue from the incidental operations are recognized as a component of rental and other income. For those land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. As provided under the guidance of SFAS No. 67, the revenue from incidental operations received from the current improvements in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
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
Asset Impairment Evaluation
It is the Company’s policy to perform a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset may not be recoverable. The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for consolidated operating apartment communities, Development Communities and Development Rights to determine the need for performing impairment analyses, as well as to measure the loss if an impairment has occurred, considering quantitative and qualitative economic factors. If an indication of impairment exists, and the Company’s net book value of the related assets are not recoverable based upon an analysis of its estimated undiscounted future cash flows, the assets are written down to their estimated fair value.
The Company also applies the provisions of SFAS No. 144 for assessing the need to perform an impairment analysis and measuring impairment losses on the underlying long-lived assets held by unconsolidated joint venture investments. In addition, if such impairment indicators are present, the Company estimates the fair value of its unconsolidated joint venture investment. If the Company’s carrying value of its unconsolidated joint venture investments exceeds the estimated fair value of the unconsolidated joint venture investment, the Company applies the provisions of APB No. 18 to determine if there has been an other than temporary decline in the value of investments in the Company’s unconsolidated joint ventures.
In the second quarter of 2009, the Company concluded that the continued economic downturn and the related decline in employment levels does not support the development and construction of certain new apartment communities previously in planning. As a result the Company recognized a charge of $20,302 related to the impairment of two land parcels for which the Company no longer intends to pursue development. The Company looked to third-party pricing estimates to determine the fair values of the land parcels considered to be impaired at June 30, 2009. Given the heterogeneous nature of multifamily real estate, the third party values incorporate significant other unobservable inputs and are therefore considered to be Level 3 prices in the fair value hierarchy under SFAS No. 157 “Fair Value Measurements”. In addition, the Company recognized a charge for severance and employment related costs associated with the reduction in planned development activity and general economic conditions of approximately $2,000, reported as a component of general and administrative expense.
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to interest expense, net when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $23,376 at June 30, 2009 and was $24,264 at December 31, 2008.
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

Interest Rate Contracts
The Company uses derivative financial instruments to manage interest rate risk and generally designates these financial instruments as cash flow hedges under the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. As of June 30, 2009 and December 31, 2008, the Company had approximately $60,320 and $61,298, respectively, in variable rate debt subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $145,055 in variable rate debt which is subject to interest rate caps as of June 30, 2009. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. Under EITF Topic D-98, “Classification and Measurement of Redeemable Securities,” the Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest’s initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in the Company’s common shares, where permitted, may not be within the Company’s control. The nature and valuation of the Company’s redeemable noncontrolling interests are discussed further in Note 11, “Fair Value”.
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
Earnings per Common Share
In accordance with the provisions of SFAS No. 128, “Earnings per Share,” basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards, which contain rights to non-forfeitable dividends, participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share (“EPS”) under the provisions of FASB Staff Position (“FSP”) EITF 03-6-1, as discussed below. All historical periods presented have been restated in accordance with FSP EITF 03-6-1 resulting in an impact of less than $0.01 for all periods presented. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company’s earnings per common share are determined as follows:

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Basic and diluted shares outstanding
Weighted average common shares — basic	79,662,223	76,753,951	79,210,349	76,714,437
Weighted average DownREIT units outstanding	15,888	64,019	17,648	64,019
Effect of dilutive securities	364,183	760,647	670,290	706,267

Weighted average common shares — diluted	80,042,294	77,578,617	79,898,287	77,484,723

Calculation of Earnings per Share — basic
Net income attributable to common stockholders	$17,674	$125,159	$65,099	$171,433
Net income allocated to unvested restricted shares	(56)	(406)	(206)	(575)

Net income attributable to common stockholders, adjusted	$17,618	$124,753	$64,893	$170,858

Weighted average common shares — basic	79,662,223	76,753,951	79,210,349	76,714,437

Earnings per common share — basic	$0.22	$1.63	$0.82	$2.23

Calculation of Earnings per Share — diluted
Net income attributable to common stockholders	$17,674	$125,159	$65,099	$171,433
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	14	57	39	114

Adjusted net income available to common stockholders	$17,688	$125,216	$65,138	$171,547

Weighted average common shares — diluted	80,042,294	77,578,617	79,898,287	77,484,723

Earnings per common share — diluted	$0.22	$1.61	$0.82	$2.21

Certain options to purchase shares of common stock in the amounts of 2,368,642 and 1,498,341 were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because in applying the treasury stock method under the provisions of SFAS No. 123(R), “Share Based Payments” as discussed below, such options are anti-dilutive.
Under the provisions of SFAS No. 123(R), the Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at June 30, 2009 was 1.7%. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2009 or 2008.
Legal and Other Contingencies
The Company is currently involved in litigation alleging that 100 communities currently or formerly owned by the Company violated the accessibility requirements of the Fair Housing Act and the Americans with Disabilities Act. The lawsuit, Equal Rights Center v. AvalonBay Communities, Inc., was filed on September 23, 2005 in the federal district court in Maryland. The plaintiff seeks compensatory and punitive damages in unspecified amounts as well as injunctive relief (such as modification of existing communities), an award of attorneys’ fees, expenses and costs of suit. The Company has filed its answer in the lawsuit denying the allegations. In a separate matter related to FHA accessibility matters, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community to address compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. As there are undetermined questions of law relating to these matters, (such as the applicable statute of limitations, the appropriate remedy if violations occurred, and the legal requirements to meet and demonstrate accessibility under the applicable statutes) and questions of fact (including the cost to remediate, if necessary), the Company cannot predict or determine the outcome of these lawsuits, nor is it reasonably possible at this time to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company. In instances where the Company has a gain contingency associated with legal proceedings, the Company records a gain in the financial statements when it is deemed probable to occur, can be reasonably estimated and is considered to be collectible. In connection with the resolution of several pending legal matters related to two former vendors, the Company recognized the receipt of $2,100 in settlement proceeds as a reduction in general and administrative expense for the three and six months ended June 30, 2009.
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
Income Taxes
As of June 30, 2009, the Company did not have any unrecognized tax benefits as defined in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”). We do not believe that there will be any material changes in our unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2005 through 2007.
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
Recently Adopted Accounting Standards
In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only in the Company’s Annual Report on Form 10-K. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value. The Company has included the required disclosure in this quarterly report. See Note 11, “Fair Value.”
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, which is to reflect how much an asset would be sold for in an orderly transaction. This pronouncement also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The Company adopted the provisions of FSP FAS No. 157-4 on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations.
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under SFAS No. 165, the requirements for disclosing subsequent events remain unchanged from the previous requirements. However, SFAS No. 165 contains an additional requirement that companies must disclose the date through which subsequent events have been evaluated and the rationale for selecting that date. The Company has adopted the provisions of SFAS No. 165 in this quarterly report. See Note 12, “Subsequent Events.”
Recently Issued Accounting Guidance
In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”). In June 2009, the FASB also issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 establishes the Codification as the single source of authoritative nongovernmental US GAAP (except for SEC rules and interpretive releases) and will be effective for interim and annual reporting periods ending after September 15, 2009. The Codification is intended to reorganize, rather than change, existing US GAAP. However, all existing accounting standard documents are superseded by the Codification and all accounting literature excluded from the Codification will become nonauthoritative upon the effective date of SFAS No. 168. Accordingly, beginning with the Company’s Form 10-Q for the quarter ending September 30, 2009, all references to currently existing US GAAP will be removed and will be replaced with references to the Codification or plain English explanations of our accounting policies. The Company does not expect that the adoption of the Codification will have a material impact on its financial position or results of operations.
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 significantly amends the consolidation guidance applicable to variable interest entities (“VIEs”). SFAS No. 167 modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, SFAS No. 167 requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. SFAS No. 167 also requires expanded disclosures related to VIEs which are largely consistent with the disclosure provisions of FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which the Company adopted in the fourth quarter of 2008. Upon adoption of SFAS No. 167, the provisions of FSP FAS 140-4 and FIN 46(R)-8 will be nullified. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, or January 1, 2010 for the Company. The Company is currently evaluating the impact that adoption of SFAS No. 167 will have on its financial statements.

2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest associated with communities under development or redevelopment totaled $13,677 and $19,159 for the three months ended June 30, 2009 and 2008, respectively and $26,045 and $38,822 for the six months ended June 30, 2009 and 2008, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and variable rate unsecured credit facility as of June 30, 2009 and December 31, 2008 are summarized below.

	6-30-09	12-31-08
Fixed rate unsecured notes (1)	$1,571,190	$1,672,965
Variable rate unsecured notes	224,400	330,000
Fixed rate mortgage notes payable — conventional and tax-exempt	1,635,410	901,181
Variable rate mortgage notes payable — conventional and tax-exempt	718,888	646,311

Total notes payable and unsecured notes	4,149,888	3,550,457
Variable rate unsecured credit facility	—	124,000

Total mortgage notes payable, unsecured notes and unsecured credit facility	$4,149,888	$3,674,457

(1)	Balances at June 30, 2009 and December 31, 2008 include $1,950 and $2,035 of debt discount, respectively.
The following debt activity occurred during the six months ended June 30, 2009:
•	In January 2009, the Company made a cash tender offer for any and all of its 7.5% medium-term notes due in August 2009 and December 2010. The Company purchased $37,438 principal amount of its $150,000, 7.5% medium-term notes due in August 2009 at par. In addition, the Company purchased $64,423 principal amount of its $200,000, 7.5% medium-term notes due December 2010 at 98% of par, for approximately $63,135, representing a yield to maturity of 8.66%. The Company recorded a gain of approximately $1,062 net of the write-off of related deferred financing costs during the first quarter of 2009 in conjunction with the purchase of the medium-term notes due December 2010 as a reduction in interest expense, net. All of the notes purchased in the tender offer were cancelled. The Company had previously acquired and cancelled an aggregate of $10,000 of the 7.5% medium-term notes due in August 2009.
•	In April 2009, the Company completed a 5.86% fixed rate, pooled secured financing transaction for aggregate borrowing of $741,140. The financing consists of fourteen separate mortgage loans each with a 10-year term. Each loan provides for payment of interest only during the first and second years of the loan term, with payment of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary.
•	In April 2009, the Company repaid the $4,143 principal, 8.08% fixed rate loan secured by a real estate asset formerly classified as a Development Right in Alexandria, Virginia pursuant to its scheduled maturity.
•	In May 2009, the Company repaid $19,470 in variable rate debt secured by Avalon at Flanders Hill, located in Westborough, Massachusetts.
•	In May 2009, the Company repaid $105,600 in unsecured debt, representing the first tranche of its $330,000 unsecured variable rate term loan, pursuant to its scheduled maturity.
•	In May 2009, the Company obtained $93,440 in variable rate tax exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.
In the aggregate, secured notes payable mature at various dates from December 2009 through July 2066 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,878,726 as of June 30, 2009). As of June 30, 2009, the Company has guaranteed approximately $385,390 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.8% and 5.7% at June 30, 2009 and December 31, 2008, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, unsecured term loan and its unsecured credit facility, including the effect of certain financing related fees, was 1.8% at June 30, 2009 and 2.9% at December 31, 2008.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2009 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes
2009	$3,295	$34,230	$102,562	7.500%
2010	6,097	29,388	135,577	7.500%
			112,200	1.570	%(2)
2011	12,087	36,599	300,000	6.625%
			50,000	6.625%
			112,200	1.570	%(2)
2012	14,560	120,601	250,000	6.125%
			235,000	5.500%
2013	14,656	318,370	100,000	4.950%
2014	15,537	33,100	150,000	5.375%
2015	14,481	365,072	—	—
2016	15,342	—	250,000	5.750%
2017	16,260	18,300	—	—
2018	17,234	—	—	—
Thereafter	369,114	899,976	—	—

	$498,663	$1,855,636	$1,797,539

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The stated interest rate for variable-rate unsecured notes is the rate as of June 30, 2009.
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
The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company did not have any amounts outstanding under the Credit Facility and $38,510 outstanding in letters of credit as of June 30, 2009. At December 31, 2008, there was $124,000 outstanding under the Credit Facility and $45,976 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.71% at June 30, 2009). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $650,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of June 30, 2009. The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.

The Company was in compliance at June 30, 2009 with applicable financial and other covenants contained in the Credit Facility, the $224,400 variable rate unsecured term loan and the Company’s unsecured notes.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2009:

			Accumulated	Accumulated
		Additional	earnings	other	Total
	Common	paid-in	less	comprehensive	stockholders’
	stock	capital	dividends	loss	equity
Balance at December 31, 2008	$771	$2,940,499	$(22,223)	$(2,932)	$2,916,115

Net income attributable to Company common stockholders	—	—	65,099	—	65,099
Unrealized gain on cash flow hedges	—	—	—	797	797
Redeemable noncontrolling interests	—	—	2,827	—	2,827
Dividends declared to common stockholders	—	—	(142,631)	—	(142,631)
Issuance of common stock	28	137,975	1,203	—	139,206
Amortization of deferred compensation	—	9,296	—	—	9,296

Balance at June 30, 2009	$799	$3,087,770	$(95,725)	$(2,135)	$2,990,709

During the six months ended June 30, 2009, the Company:
(i)	issued 42,950 shares of common stock in connection with stock options exercised;

(ii)	issued 2,624,641 shares in connection with the dividend declared in December 2008;

(iii)	issued 5,623 shares through the Company’s dividend reinvestment plan;

(iv)	issued 169,851 common shares in connection with stock grants;

(v)	withheld 30,612 shares to satisfy employees’ tax withholding and other liabilities; and

(vi)	had 1,031 shares of restricted stock forfeited.
In addition, the Company granted 344,801 options for common stock to employees. As required under SFAS No. 123(R), any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2009 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009, and will not be reflected until earned as compensation cost.
The Company declared dividends per common share of $0.8925 and $1.785 for the three and six month periods ended June 30, 2008 and 2009. The Company also offers a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”), which allows holders of the Company’s common stock to purchase shares of common stock through either reinvested dividends or optional cash payments. The purchase price per share for newly issued shares of common stock under the DRIP will be equal to the last reported sale price for a share of the Company’s common stock as reported by the New York Stock Exchange (“NYSE”) on the applicable investment date.

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at June 30, 2009, excluding derivatives executed to hedge debt on communities classified as held for sale:

	Non-designated
	Hedges	Cash Flow Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps
Notional balance	$149,847	$15,994	$44,199
Weighted average interest rate (1)	1.7%	1.9%	6.5%
Weighted average capped interest rate	7.0%	6.0%	n/a
Earliest maturity date	Dec-09	Jun-12	Jun-10
Latest maturity date	Mar-14	Jun-12	Jun-10
Estimated fair value, asset/(liability)	$404	$35	$(1,890)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and six derivatives not designated as hedges at June 30, 2009. For the derivative positions that the Company has determined qualify as effective cash flow hedges under SFAS No. 133, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $797 during the six months ended June 30, 2009 and an increase of $538 during the six months ended June 30, 2008. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the six months ended June 30, 2009, as well as the estimated amount included in accumulated other comprehensive loss as of June 30, 2009, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
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
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Refer to Note 11, “Fair Value,” for further discussion of fair value measurements including the Company’s incorporation of credit valuation adjustments under SFAS No. 157.
6. Investments in Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities in accordance with the literature discussed in Note 1, “Organization and Significant Accounting Policies,” under Principles of Consolidation. During the six months ended June 30, 2009, in conjunction with the second closing of Fund II, the Company’s equity ownership interest decreased to 31% from 45%. There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities.
As of June 30, 2009, the Company had investments in the following unconsolidated real estate entities:
•	a 20% limited liability company membership interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in the first quarter of 2009) in the limited liability company that owns the Avalon Chrystie Place community;
•	a 25% limited liability company membership interest (with a right to 45% of distributions after achievement of a threshold return) in the limited liability company that owns the Avalon at Mission Bay North II community;
•	a 30% limited liability company membership interest (with a right to 45% or the residual distribution after the joint venture partners receive both a return of their initial investment and an achievement of a threshold return on that investment) in the limited liability company that owns the Avalon Del Rey community;
•	a 50% limited liability company membership interest (with a right to 95% of distributions until the Company receives a return of our invested capital and a threshold return thereon) in the limited liability company that is developing for-sale town homes adjacent to the Company’s Avalon Danvers community;
•	a 15.2% combined general partner and indirect limited partner equity interest in the Fund (with the opportunity to receive as much as 20% of the Fund’s distributions in excess of return of capital, as an additional distribution, based on the achievement of certain threshold returns), which owns the following 19 communities: Avalon at Redondo Beach, Avalon Lakeside, Avalon Columbia, Avalon Sunset, Avalon at Poplar Creek, Avalon at Civic Center, Avalon Paseo Place, Avalon Yerba Buena, Avalon at Aberdeen Station, The Springs, Avalon Lombard, Avalon Cedar Place, Avalon Crystal Hill, Middlesex Crossing, Avalon Centerpoint, Skyway Terrace, Avalon Rutherford Station, South Hills Apartments and Weymouth Place; and
•	a 31% combined general partner and indirect limited partner equity interest in Fund II (with the opportunity to receive as much as 20% of Fund II’s distributions in excess of return of capital, as an additional distribution, based on the achievement of certain threshold returns). During the three months ended June 30, 2009, Fund II acquired Verona Apartments located in Bellevue, WA for $33,100. Verona Apartments is a mid-rise style community containing 220 apartment homes.
In addition, as part of the formation of the Fund and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures. These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of the Fund or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,192 for the Fund and $413 for Fund II as of June 30, 2009). As of June 30, 2009, the expected realizable value of the real estate assets owned by the Fund and Fund II is considered adequate to cover such potential payments under a liquidation scenario. The estimated fair value of and the Company’s obligation under these guarantees, both at inception and as of June 30, 2009, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of June 30, 2009.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	6-30-09	12-31-08
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,016,573	$995,680
Other assets	11,369	12,384

Total assets	$1,027,942	$1,008,064

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$731,446	$705,332
Other liabilities	18,775	17,578
Partners’ capital	277,721	285,154

Total liabilities and partners’ capital	$1,027,942	$1,008,064

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended (unaudited)		For the six months ended (unaudited)
	6-30-09	6-30-08	6-30-09	6-30-08
Rental and other income	$26,613	$26,845	$51,769	$53,464
Operating and other expenses	(13,727)	(10,679)	(25,583)	(21,787)
Gain on sale of communities	—	25,417	—	25,417
Interest expense, net	(9,279)	(9,526)	(18,181)	(19,641)
Depreciation expense	(8,222)	(7,848)	(16,028)	(15,879)

Net loss	$(4,615)	$24,209	$(8,023)	$21,574

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $11,267 at June 30, 2009 and $4,817 at December 31, 2008 of the respective investment balances.
7. Real Estate Disposition Activities
During the six months ended June 30, 2009, the Company did not sell any communities. As of June 30, 2009, the Company did not have any assets that qualified as discontinued operations and held for sale under the provisions of SFAS No. 144.
In accordance with the requirements of SFAS No. 144, the operations for any real estate assets sold from January 1, 2008 through June 30, 2009 and the real estate assets that qualified as discontinued operations and held for sale as of June 30, 2009 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Rental income	$—	$10,625	$—	$22,640
Operating and other expenses	—	(3,276)	—	(7,090)
Interest expense, net	—	(546)	—	(1,076)
Depreciation expense	—	(1,702)	—	(4,553)

Income from discontinued operations	$—	$5,101	$—	$9,921

8. Segment Reporting
The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/ Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification, unless disposition plans regarding a community change, throughout the year for the purpose of reporting segment operations.
•	Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2009, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2008, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.
•	Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities does not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.
•	Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where the company owns a majority interest and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2009.
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

A reconciliation of NOI to net income for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Net income	$16,723	$127,439	$63,824	$175,993
Indirect operating expenses, net of corporate income	7,362	8,893	15,936	17,350
Investments and investment management expense	907	1,195	1,822	2,414
Expensed development and other pursuit costs	2,281	1,829	3,375	2,329
Interest expense, net	37,385	29,598	66,631	57,258
General and administrative expense	5,390	9,383	12,637	17,503
Equity in income of unconsolidated entities	(492)	(3,800)	(3,949)	(3,833)
Depreciation expense	53,737	47,648	106,377	93,589
Impairment loss — land holdings	20,302	—	20,302	—
Gain on sale of real estate assets	—	(74,139)	—	(74,139)
Income from discontinued operations	—	(5,101)	—	(9,921)

Net operating income	$143,595	$142,945	$286,955	$278,543

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. The accounting policies applicable to the operating segments described above are the same as those described in Note 1, “Organization and Significant Accounting Policies.” Segment information for the three and six months ended June 30, 2009 and 2008 have been adjusted for the communities that were sold from January 1, 2008 through June 30, 2009, or otherwise qualify as discontinued operations as of June 30, 2009, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended June 30, 2009

Established
New England	$32,680	$20,575	(8.3)%	$916,941	$65,257	$40,993	(5.6)%	$916,941
Metro NY/NJ	42,072	29,199	(3.5)%	1,164,447	84,269	57,270	(3.8)%	1,164,447
Mid-Atlantic/Midwest	32,814	20,533	(3.8)%	823,222	65,621	41,219	(2.2)%	823,222
Pacific Northwest	7,172	4,959	(6.8)%	238,554	14,554	10,173	(3.3)%	238,554
Northern California	26,065	18,939	(5.1)%	893,734	53,057	39,237	(1.7)%	893,734
Southern California	15,776	10,906	(8.6)%	426,653	31,891	22,252	(7.1)%	426,653

Total Established	156,579	105,111	(5.5)%	4,463,551	314,649	211,144	(3.8)%	4,463,551

Other Stabilized	33,628	21,543	n/a	1,480,954	66,564	42,715	n/a	1,480,954
Development / Redevelopment	29,860	16,941	n/a	2,039,259	57,065	33,096	n/a	2,039,259
Land Held for Future Development	n/a	n/a	n/a	225,634	n/a	n/a	n/a	225,634
Non-allocated (2)	2,077	n/a	n/a	71,044	3,545	n/a	n/a	71,044

Total	$222,144	$143,595	0.5%	$8,280,442	$441,823	$286,955	3.0%	$8,280,442

For the period ended June 30, 2008

Established
New England	$31,939	$21,233	5.5%	$821,922	$63,374	$41,130	3.4%	$821,922
Metro NY/NJ	36,197	25,265	2.8%	929,972	71,901	49,531	2.2%	929,972
Mid-Atlantic/Midwest	31,231	20,250	6.8%	761,892	61,870	39,874	5.3%	761,892
Pacific Northwest	5,359	3,904	8.9%	174,544	10,683	7,727	10.0%	174,544
Northern California	31,718	23,592	9.6%	1,037,118	63,181	47,189	10.3%	1,037,118
Southern California	15,351	11,063	0.8%	375,561	30,741	22,169	1.3%	375,561

Total Established	151,795	105,307	5.6%	4,101,009	301,750	207,620	5.0%	4,101,009

Other Stabilized	27,888	18,357	n/a	1,010,672	55,030	36,044	n/a	1,010,672
Development / Redevelopment	29,929	19,281	n/a	2,123,734	55,366	34,879	n/a	2,123,734
Land Held for Future Development	n/a	n/a	n/a	310,296	n/a	n/a	n/a	310,296
Non-allocated (2)	1,579	n/a	n/a	47,638	3,217	n/a	n/a	47,638

Total	$211,191	$142,945	13.7%	$7,593,349	$415,363	$278,543	12.7%	$7,593,349

(1)	Does not include gross real estate assets held for sale of $0 and $263,768 as of June 30, 2009 and 2008, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.
9. Stock-Based Compensation Plans
On May 21, 2009, the stockholders of the Company, upon the recommendation of the Board of Directors, approved the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”). The 2009 Plan includes an authorization to issue up to 4,199,822 shares of the Company’s common stock, par value $0.01 per share, (2,930,000 newly authorized shares plus 1,269,822 shares that were available for grant as of May 21, 2009 under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”)), pursuant to awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to employees, officers, non-employee directors and agents of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted and deferred stock, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Internal Revenue Code, non-qualified options, and stock appreciation rights. The 2009 Plan will expire on May 21, 2019.
Effective as of the close of business on May 21, 2009, and as part of the proposal to approve the 2009 Plan described above, the Board of Directors terminated the 1994 Plan with respect to new awards. The 1994 Plan provided for the same types of equity awards as the 2009 Plan, and would have expired by its terms on May 8, 2011. Outstanding awards previously granted under the 1994 Plan will not be affected by termination of the 1994 Plan, the terms of which shall continue to govern such previously granted awards. In addition to the 4,199,822 shares available for awards under the 2009 Plan as described above, any awards that were outstanding under the 1994 Plan on May 21, 2009 that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan.

     Information with respect to stock options granted under the 1994 Plan is as follows:

		Weighted
		average
	1994 Plan	exercise price
	shares	per share
Options Outstanding, December 31, 2008	2,623,135	$83.49
Exercised	(42,950)	34.05
Granted	344,801	48.60
Forfeited	(13,365)	103.86

Options Outstanding, June 30, 2009	2,911,621	$79.99

Options Exercisable:
June 30, 2009	2,187,979	$80.97

The weighted average fair value of the options granted during the six months ended June 30, 2009 is estimated at $6.53 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 8.5% over the expected life of the option, volatility of 36.57%, risk-free interest rate of 2.17% and an expected life of approximately seven years.
At June 30, 2009, the Company had 253,215 outstanding unvested shares granted under restricted stock awards. The Company issued 169,851 shares of restricted stock valued at $8,360 as part of its stock-based compensation plan during the six months ended June 30, 2009. Compensation cost is recognized over the requisite service period, which varies, but does not exceed five years. The fair value of restricted stock is the closing stock price on the date of the grant. Provisions of SFAS No. 123(R) require the Company to recognize compensation cost taking into consideration retirement eligibility. The cost related to stock-based compensation for restricted stock included in the determination of net income is based on actual forfeitures for the given year. Restricted stock awards typically vest over a five-year period with the exception of accelerated vesting provisions. Restricted stock vesting during the six months ended June 30, 2009 totaled 122,082 shares and had fair values ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $10,103 and $10,422 for the six months ended June 30, 2009 and 2008, respectively.
Total employee stock-based compensation cost recognized in income was $6,212 and $8,705 for the six months ended June 30, 2009 and 2008, respectively, and total capitalized stock-based compensation cost was $3,095 and $2,970 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, there was a total of $3,543 and $9,852 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to vest over a weighted average period of 1.71 years and 2.54 years, respectively.

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
Earned deferred stock awards will convert into vested unrestricted common stock (50%), and unvested restricted common stock with a one-year vesting period (50%), subject to earlier forfeiture or acceleration under certain circumstances. Dividends will be paid on both the unrestricted common stock and the restricted common stock. As of June 30, 2009, the Company has reserved 633,179 shares within the 1994 Plan relating to deferred stock awards under the 2008 Performance Plan.
The Company is recognizing compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period. For the remaining 50% of each award, the Company is recognizing compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility. During the three months ended June 30, 2009, the Company recognized the compensation expense associated with the 2008 Performance Plan of $439 and capitalized stock-based compensation costs of $249.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $2,077 and $1,579 in the three months ended June 30, 2009 and 2008, respectively and $3,545 and $3,217 for the six months ended June 30, 2009 and 2008, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their service as a director. Following each annual meeting of stockholders starting with the 2008 annual meeting, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $125 and (ii) a cash payment of $50, payable in quarterly installments of $12.5. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5.
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $96 and $179 for the three and six months ended June 30, 2009 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $458 and $137 on June 30, 2009 and December 31, 2008, respectively.

11. Fair Value
Fair Value Methodology
As a basis for applying a market-based approach in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The valuation of financial instruments can be determined using widely accepted valuation techniques.
To comply with the provisions of SFAS No. 157, the Company applies widely accepted valuation models such as discounted cash flow analysis on the expected cash flows of each instrument which considers the contractual terms of the instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and market prices, as available and applicable. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements as discussed below. When market-based inputs are not available in valuing the Company’s financial instruments, such as for valuing the redeemable noncontrolling interests, the Company uses unobservable inputs considering the assumptions that market participants would make in deriving the fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the Company’s estimates of fair value.
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at June 30, 2009 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2009, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported at fair value, with reductions in fair value recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest initial basis.
•	Puts – The Company provided redemption options (the “Puts”) that allow two of our joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. One Put is payable in cash or, at the Company’s option, common shares of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, including applying discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2008, the Puts’ aggregate fair value was $9,057. At June 30, 2009, the aggregate fair value of the Puts was $5,273.
•	DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2008, the fair value of the DownREIT units was $1,177. At June 30, 2009, the fair value of the DownREIT units was $859.
Financial Instruments Not Carried at Fair Value
Cash and Cash Equivalents
Cash and cash equivalent balances are held with various financial institutions within principal protected accounts. The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses related to cash and cash equivalent balances is remote. Cash and cash equivalents are carried at their face amounts, which reasonably approximate their fair values.
Other Financial Instruments
Rents receivable, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts, which reasonably approximate their fair values.
The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Company’s Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $4,152,000 and $3,676,000 had an estimated aggregate fair value of $4,121,585 and $3,612,130 at June 30, 2009 and December 31, 2008, respectively.
12. Subsequent Events
Subsequent events have been evaluated through August 10, 2009, the date the financial statements were issued. Pursuant to the requirements of SFAS 165, there were no events or transactions subsequent to June 30, 2009 that required recognition or disclosure in the financial statements.

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
Second Quarter 2009 Highlights
•	Net income attributable to common stockholders for the quarter ended June 30, 2009 was $17,674,000, as compared to $125,159,000 for the quarter ended June 30, 2008, a decrease of 85.9%. The decrease is attributable primarily to gains on assets sold during 2008 not present in 2009, coupled with charges for an impairment of land parcels which we no longer intend to develop, the abandonment of development pursuits and an associated severance charge recognized in the second quarter of 2009.
•	The results for the quarter ended June 30, 2009 reflect the current recessionary environment. Our Established Community portfolio (as defined later in this report) experienced a 5.5% decrease in net operating income (“NOI”) over the comparable period of 2008, driven by a 2.8% decrease in rental revenue and an increase in operating expenses of 3.4%. The rental revenue decline over the comparable period in 2008, attributable primarily to downward pressure on rental rates and increased job losses, was largely consistent with our expectations.
Financial Outlook
During the first six months of 2009, actual job losses materially exceeded those contained in the economic forecasts we used to prepare our initial 2009 financial outlook. Actual job losses nationwide through June 2009 totaled 3.2 million, a 70% increase over assumptions incorporated into the initial 2009 guidance provided in February 2009. We use a composite of third party economic forecasts to develop operating and financial plans, with a particular focus on employment forecasts. Changes in employment conditions have a significant impact on overall demand for rental housing and are highly correlated to changes in revenue growth. A composite of third party economic forecasts now projects a year over year decline in nationwide employment of 5.4 million jobs for 2009 with unemployment peaking between 10.5% to 11.0% by mid-2010.
Based on the revised employment projections, revenue from Established Communities is anticipated to decline by 3.5% to 4.5% for 2009. This compares to the 1.5% to 3.5% decline incorporated into the original financial outlook in February 2009. These projections are based on our outlook for economic conditions for the remainder of 2009, both nationally and in the markets where we operate. There can be no assurance that our outlook for economic conditions and/or their impact on our operating results will be accurate, and actual results could differ materially. Please see “Risk Factors,” “Forward Looking Statements” and other discussions in our Form 10-K for a discussion of factors which could affect our results of operations.
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
During 2009 we continue to benefit from a strong balance sheet that allows us to access capital at relatively attractive rates. In the second quarter of 2009, we successfully completed a 10-year, 5.86% fixed rate pooled financing transaction for $741,140,000. We used these proceeds to fund our development and redevelopment activities, repay secured and unsecured debt, prepay certain secured debt with higher interest costs and for other general corporate purposes. We believe that our overall modest level of secured and unsecured debt will continue to provide us with the financial flexibility to access both public and private capital on attractive terms.
During the second quarter of 2009, we added equity commitments for the AvalonBay Value Added Fund II, LP (“Fund II”), our private discretionary investment vehicle that was originally formed in August of 2008. Fund II now has equity commitments from five institutional investors who, with the Company, collectively committed $400,000,000, of which our commitment is $125,000,000. Total equity commitments to Fund II increased by $67,000,000 as a result of the following:
•	a new institutional investor made an equity commitment of $75,000,000;
•	an existing institutional investor increased its commitment by $17,000,000, based on terms of its existing commitment; and
•	we decreased our commitment by $25,000,000, based on terms of our existing commitment, decreasing our equity interest to approximately 31%.
Fund II will acquire, operate and sometimes redevelop (but not develop) multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II will serve as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to limited exceptions. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. Fund II can employ leverage of up to 65%, allowing for an investment capacity of approximately $1,100,000,000. In April 2009, Fund II acquired one community, and as of July 31, 2009, Fund II has invested $33,100,000.
Reduced returns relative to the cost of capital and economic risk have resulted in a reduction in new development activity for 2009. We currently have 12 communities under construction with a total projected capitalized cost of approximately $1,396,400,000. As of June 30, 2009, approximately $1,000,800,000 of this development has been funded, with approximately $395,600,000 remaining to fund. We have arranged $112,000,000 of this required funding through financing from third-party, tax-exempt and taxable debt. During the six months ended June 30, 2009, we did not start any new developments and we do not anticipate starting any development activity during the third quarter of 2009. If we start any new development activity in the fourth quarter of 2009, we do not expect it will have a significant impact on our liquidity, corporate cash flows or earnings. At June 30, 2009, there were seven communities under redevelopment, with an expected incremental capital investment of approximately $116,500,000, of which approximately $61,200,000 remains to be funded. We expect to maintain our current level of redevelopment activity through the end of 2009, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and ensure that our assets are competitively positioned when the economy recovers. We believe that we currently have sufficient committed capital to complete the development and redevelopment activities underway and meet other liquidity uses. See the discussion under Liquidity and Capital Resources.
Community Information Overview
Our real estate investments consist primarily of current operating apartment communities, Development Communities and Development Rights both as defined below. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended June 30, 2009, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2008, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.
•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.
•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.
•	Redevelopment Communities are communities where the Company owns a majority interest and where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed either $5,000,000 or 10% of the community’s pre-development basis.
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
As of June 30, 2009, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	24	5,807
Metro NY/NJ	19	6,307
Mid-Atlantic/Midwest	17	6,683
Pacific Northwest	8	1,943
Northern California	16	4,624
Southern California	12	3,679

Total Established	96	29,043

Other Stabilized Communities:
New England	11	3,171
Metro NY/NJ	9	2,534
Mid-Atlantic/Midwest	8	2,138
Pacific Northwest	3	653
Northern California	14	3,645
Southern California	8	1,426

Total Other Stabilized	53	13,567

Lease-Up Communities	6	1,289

Redevelopment Communities	7	2,577

Total Current Communities	162	46,476

Development Communities	12	4,035

Development Rights	26	6,688

Results of Operations
Our year-over-year operating performance is primarily affected by geographic market conditions and apartment fundamentals that cause changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2009 and 2008 follows (dollars in thousands):

	For the three months ended				For the six months ended
	6-30-09	6-30-08	$ Change	% Change	6-30-09	6-30-08	$ Change	% Change
Revenue:
Rental and other income	$220,067	$209,612	$10,455	5.0%	$438,278	$412,146	$26,132	6.3%
Management, development and other fees	2,077	1,579	498	31.5%	3,545	3,217	328	10.2%

Total revenue	222,144	211,191	10,953	5.2%	441,823	415,363	26,460	6.4%

Expenses:
Direct property operating expenses, excluding property taxes	55,546	47,650	7,896	16.6%	108,652	95,587	13,065	13.7%
Property taxes	20,731	19,018	1,713	9.0%	42,474	38,015	4,459	11.7%

Total community operating expenses	76,277	66,668	9,609	14.4%	151,126	133,602	17,524	13.1%

Corporate-level property management and other indirect operating expenses	9,634	10,471	(837)	(8.0%)	19,678	20,568	(890)	(4.3%)
Investments and investment management expense	907	1,195	(288)	(24.1%)	1,822	2,414	(592)	(24.5%)
Expensed development and other pursuit costs	2,281	1,829	452	24.7%	3,375	2,329	1,046	44.9%
Interest expense, net	37,385	29,598	7,787	26.3%	66,631	57,258	9,373	16.4%
Depreciation expense	53,737	47,648	6,089	12.8%	106,377	93,589	12,788	13.7%
General and administrative expense	5,390	9,383	(3,993)	(42.6%)	12,637	17,503	(4,866)	(27.8%)
Impairment loss	20,302	—	20,302	N/A	20,302	—	20,302	N/A

Total other expenses	129,636	100,124	29,512	29.5%	230,822	193,661	37,161	19.2%

Equity in income of unconsolidated entities	492	3,800	(3,308)	(87.1%)	3,949	3,833	116	3.0%

Income from continuing operations	16,723	48,199	(31,476)	(65.3%)	63,824	91,933	(28,109)	(30.6%)

Discontinued operations:
Income from discontinued operations	—	5,101	(5,101)	(100.0%)	—	9,921	(9,921)	(100.0%)
Gain on sale of communities	—	74,139	(74,139)	(100.0%)	—	74,139	(74,139)	(100.0%)

Total discontinued operations	—	79,240	(79,240)	(100.0%)	—	84,060	(84,060)	(100.0%)

Net income	16,723	127,439	(110,716)	(86.9%)	63,824	175,993	(112,169)	(63.7%)
Net loss (income) attributable to redeemable noncontrolling interests	951	(105)	1,056	N/A	1,275	(210)	1,485	N/A

Net income attributable to the Company	17,674	127,334	(109,660)	(86.1%)	65,099	175,783	(110,684)	(63.0%)
Dividends attributable to preferred stock	—	(2,175)	2,175	(100.0%)	—	(4,350)	4,350	(100.0%)

Net income attributable to common stockholders	$17,674	$125,159	$(107,485)	(85.9%)	$65,099	$171,433	$(106,334)	(62.0%)

Net income attributable to common stockholders decreased $107,485,000 or 85.9%, to $17,674,000 for the three months ended June 30, 2009 and decreased $106,334,000 or 62.0%, to $65,099,000 for the six months ended June 30, 2009. The decreases are attributable primarily to gains on sale of assets during 2008 not present in 2009, coupled with the charges recognized in the second quarter of 2009 for the impairment of land parcels and abandonment of pursuits for Development Rights which we no longer intend to develop, as well as for severance charges related to the reduction in development activity and general economic conditions.
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
NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three and six months ended June 30, 2009 and 2008 to net income for each period are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Net income	$16,723	$127,439	$63,824	$175,993
Indirect operating expenses, net of corporate income	7,362	8,893	15,936	17,350
Investments and investment management expense	907	1,195	1,822	2,414
Expensed development and other pursuit costs	2,281	1,829	3,375	2,329
Interest expense, net	37,385	29,598	66,631	57,258
General and administrative expense	5,390	9,383	12,637	17,503
Equity in income of unconsolidated entities	(492)	(3,800)	(3,949)	(3,833)
Depreciation expense	53,737	47,648	106,377	93,589
Impairment loss – land holdings	20,302	—	20,302	—
Gain on sale of real estate assets	—	(74,139)	—	(74,139)
Income from discontinued operations	—	(5,101)	—	(9,921)

Net operating income	$143,595	$142,945	$286,955	$278,543

The NOI increase for the three and six months ended June 30, 2009, as compared to the prior year period, consists of changes in the following categories (dollars in thousands):

	For the three months ended	For the six months ended
	6-30-09	6-30-09
Established Communities	$(6,128)	$(8,380)

Other Stabilized Communities	4,517	13,612

Development and Redevelopment Communities	2,261	3,180

Total	$650	$8,412

The NOI decrease for Established Communities in the second quarter and year to date in 2009 as compared to the prior year periods was largely due to the continued challenging economic conditions, including the impact on rental revenue of increased job losses and increased operating expenses. During the six months ended June 30, 2009, we focused on controlling operating expense growth and maintaining occupancy while minimizing the decline in effective rental rates.
Rental and other income increased in the three and six months ended June 30, 2009 as compared to the prior year periods due to additional rental income generated from newly developed communities, partially offset by decreased rental rates and occupancy in our Established Communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 39,265 apartment homes for the six months ended June 30, 2009 as compared to 37,597 homes for the prior year period. This change is primarily the result of increased homes available from newly developed communities, partially offset by communities sold during 2008 containing 3,059 apartment homes, as well as declining occupancy levels due to the recession. The weighted average monthly revenue per occupied apartment home decreased to $1,855 for the six months ended June 30, 2009 as compared to $1,925 in the prior year period.
Established Communities – Rental revenue decreased $4,481,000, or 2.8%, for the three months ended June 30, 2009 over the prior year period. Rental revenue decreased $5,578,000, or 1.7%, for the six months ended June 30, 2009 over the prior year period. These decreases are due to a decline in rental rates and economic occupancy. The average economic occupancy decreased 1.0% to 95.4% for the six months ended June 30, 2009. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. For the six months ended June 30, 2009, the weighted average revenue per occupied apartment home decreased 0.7% to $1,891 compared to $1,905 in the prior year period.

Consistent with expected operating results for 2009, we experienced an overall decrease in Established Communities’ rental revenue of 1.7% for the six months ended June 30, 2009 as compared to the prior year period. The decrease in rental revenue was comprised of rental revenue declines in each of our markets as compared to the prior year period. Almost 70% of our Established Community rental revenue is generated by the Metro New York/New Jersey, Mid-Atlantic/Midwest, and New England regions, which are discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 27% of Established Community rental revenue for the six months ended June 30, 2009, experienced a decrease in rental revenue of 2.4% as compared to the prior year period. Economic occupancy decreased 0.8% to 95.4% and average rental rates decreased 1.6% to $2,332 for the six months ended June 30, 2009. We expect net job losses to continue through the second half of 2009, driven by workforce reductions in the financial services sector, resulting in further rental revenue declines.
The New England region accounted for approximately 21% of the Established Community rental revenue for the six months ended June 30, 2009 and experienced a decline in rental revenue of 2.7% over the prior year period. Economic occupancy decreased 1.6% to 95.1% and average rental rates decreased 1.1% to $1,970 for the six months ended June 30, 2009, as compared to the prior year period. The financial services sector is an important economic driver in both the Boston metro area and Fairfield-New Haven, and the impact of cumulative job losses in financial services and other sectors impacted by the recession will result in further rental revenue declines in this region for the balance of 2009.
The Mid-Atlantic/Midwest region, which represented approximately 21% of Established Community rental revenue during the six months ended June 30, 2009, experienced a decrease in rental revenue of 0.1% as compared to the prior year period. For the six months ended June 30, 2009, economic occupancy decreased by 0.2% to 96.3%, offset somewhat by an increase in average rental rates of 0.1% to $1,697. This region benefits from a preponderance of government and government services employment, which serves to stabilize the economy relative to other regions. We expect rental revenue in the Mid-Atlantic/Midwest to decline for the balance of 2009, though at a more moderate pace than our other markets.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Rental revenue (GAAP basis)	$156,457	$160,938	$314,430	$320,008
Concessions amortized	2,182	1,647	4,354	3,283
Concessions granted	(2,231)	(2,178)	(4,061)	(3,467)

Rental revenue adjusted to state concessions on a cash basis	$156,408	$160,407	$314,723	$319,824

Year-over-year % change — GAAP revenue		(2.8%)		(1.7%)

Year-over-year % change — cash concession based revenue		(2.5%)		(1.6%)
In response to recent market conditions, we have relied less on concessions and more on market rent adjustments to attract and retain residents, which minimizes the difference between cash and accrual based revenue.

Direct property operating expenses, excluding property taxes increased $7,896,000, or 16.6% for the three months ended June 30, 2009 and increased $13,065,000, or 13.7% for the six months ended June 30, 2009 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, increased approximately $2,347,000, or 6.9% to approximately $36,448,000 for the three months ended June 30, 2009, and increased approximately $2,925,000, or 4.2% for the six months ended June 30, 2009, due primarily to increased administrative and community maintenance related costs, offset partially by a decrease in insurance related expenses. The increase in administrative expense is primarily due to an increase in bad debt, due to a general decline in the economy.
Property taxes increased $1,713,000, or 9.0% and $4,459,000, or 11.7% for the three and six months ended June 30, 2009, due primarily to the addition of newly developed and redeveloped apartment homes. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes decreased by approximately $666,000, or 4.2% and approximately $47,000, or 0.1% for the three and six months ended June 30, 2009 due to a refund received in the current period from the successful appeals of prior year assessments, offset partially by higher assessments throughout all regions. The impact of the current economic environment has not been reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. Overall we expect property taxes in 2009 to increase over 2008 due primarily to higher tax rates, without the benefit of lower assessed values. Property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses decreased by $837,000 or 8.0% and $890,000 or 4.3% for the three and six months ended June 30, 2009. These decreases were due primarily to decreased compensation costs, offset partially by increased costs associated with corporate initiatives focused on both strategic planning and improving efficiency and enhancing controls at our operating communities.
Expensed development and other pursuit costs primarily reflects the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of development pursuits, acquisition pursuits and disposition pursuits. Expensed development and other pursuit costs increased during the three and six months ended June 30, 2009 compared to the prior year period due primarily to increases in abandoned pursuit costs. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Interest expense, net increased $7,787,000, or 26.3% and $9,373,000, or 16.4% for the three and six months ended June 30, 2009. This category includes both interest expense and interest income. The increase for the three and six months ended June 30, 2009 is due primarily to a decrease in the allocation of our overall interest expenditures to capitalized interest in 2009 as compared to the prior year period. The decrease in the amount of interest capitalized is attributable to the decrease in variable rates and a decrease in our development pipeline, coupled with the repayment of higher coupon fixed rate notes. In addition, interest expense increased in 2009 as compared to 2008 as a result of the additional secured financing activity that closed throughout both years. These increases are offset somewhat by a decrease in interest costs on our Credit Facility, as defined later in this report, principally due to the decline in amounts outstanding and lower rates in 2009. Our year to date 2009 results also reflect the gain of $1,062,000 associated with the purchase of our medium-term notes at a price of 98% of par in the first quarter of 2009.
Depreciation expense increased $6,089,000, or 12.8% and $12,788,000, or 13.7% in the three and six months ended June 30, 2009 primarily due to the completion of development and redevelopment activities.
General and administrative expense decreased $3,993,000, or 42.6% and $4,866,000, or 27.8% for the three and six months ended June 30, 2009 as compared to the prior year period due to the recognition of legal settlement proceeds, decreases in compensation costs as well as decreases in taxes associated with gains from an investment in a taxable REIT subsidiary in 2009, partially offset by the recognition of the charge for severance and related costs associated with the reduction in our development activities in 2009.
Impairment loss increased for the three and six months ended June 30, 2009 from the prior year periods due to the recognition of an impairment charge on property owned associated with two former Development Rights in 2009, with no comparable expense in the prior year periods. Like abandoned pursuit costs, these costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Equity in income of unconsolidated entities for the three months ended June 30, 2009 decreased from the prior year period due primarily to the recognition of our portion of the gain from the sale of a community by the Fund in 2008. The increase for the six months ended June  30, 2009 is due to the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place, offset by the gain from the sale of a community by the Fund in 2008.
Income from discontinued operations represents the net income generated by operating real estate assets sold or qualifying as discontinued operations during the period from January 1, 2008 through June 30, 2009.
Net loss (income) attributable to redeemable noncontrolling interests for the three and six months ended June 30, 2009 resulted in income of $951,000 and $1,275,000, respectively compared to a loss of $105,000 and $210,000, respectively in the three and six months ended June 30, 2008 due to recognition of income for our joint venture partners’ portion of expenses incurred by Fund II, as well as the conversion and redemption of limited partnership units in 2008 and 2009, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
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

The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Net income attributable to the Company	$17,674	$127,334	$65,099	$175,783
Dividends attributable to preferred stock	—	(2,175)	—	(4,350)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	54,126	50,258	107,651	100,044
Distributions to noncontrolling interests, including discontinued operations	14	57	39	114
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	—	(3,483)	—	(3,483)
Gain on sale of operating communities	—	(74,139)	—	(74,139)

FFO attributable to common stockholders	$71,814	$97,852	$172,789	$193,969

Weighted average common shares outstanding — diluted	80,042,294	77,578,617	79,898,287	77,484,723
EPS per common share — diluted	$0.22	$1.61	$0.82	$2.21

FFO per common share — diluted	$0.90	$1.26	$2.16	$2.50

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

	For the three months ended		For the six months ended
	6-30-09	6-30-08	6-30-09	6-30-08
Net cash provided by operating activities	$98,907	$119,548	$189,728	$139,125

Net cash used in investing activities	$(146,376)	$(45,806)	$(276,057)	$(202,751)

Net cash provided by (used in) financing activities	$172,922	$(335,833)	$236,411	$50,689

Liquidity and Capital Resources
Our current liquidity needs result primarily from development and redevelopment expenditures, maturing debt and dividend requirements. Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions. Operating cash flow has historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes. The timing and type of capital markets activity in which we engage, as well as our plans for development, redevelopment, acquisition and disposition activity, are affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital.
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
While the constrained capital and credit markets experienced in 2008 continue into 2009, our balance sheet provides the financial flexibility to access capital to meet liquidity needs. In 2009, we expect to meet all of our liquidity needs from a variety of internal and external sources, including borrowing capacity under our Credit Facility (as defined below), secured financings and other public or private sources of liquidity as discussed below, as well as our operating activities. To the extent that currently available internal and external resources do not satisfy our needs, we may seek additional external financing. Additional external financing could come from a variety of sources, such as public sales of debt or equity securities or unsecured or secured loans from financial institutions or other private or governmental lenders, among others. Private equity through joint ventures may also be used. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At June 30, 2009, we have unrestricted cash, cash equivalents and cash in escrow of $456,064,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.
Unrestricted cash and cash equivalents totaled $215,788,000 at June 30, 2009, an increase of $150,082,000 from $65,706,000 at December 31, 2008. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $189,728,000 for the six months ended June 30, 2009 from $139,125,000 for the six months ended June 30, 2008. The increase was driven primarily by the timing of general corporate payables and the payment of interest amounts in 2009 as compared to 2008.
Investing Activities – Net cash used in investing activities of $276,057,000 for the six months ended June 30, 2009 related to investments in assets through the development and redevelopment of apartment communities, partially offset by a decrease in construction escrows of $47,413,000. During the six months ended June 30, 2009, we invested $313,668,000 in the development of the following real estate and capital expenditures:
•	We had capital expenditures of $2,091,000 for real estate and non-real estate assets.
•	We invested approximately $311,577,000 in the development of communities.
Financing Activities — Net cash provided by financing activities totaled $236,411,000 for the six months ended June 30, 2009. The net cash provided is due primarily to the pooled secured financing executed in April 2009 for $741,140,000 partially offset by the repayment of amounts outstanding on the Credit Facility, defined below, of $124,000,000, the redemption of unsecured notes for $206,173,000, the payment of cash dividends in the amount of $139,928,000 and the repayment of secured notes of $27,774,000.

Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). In the aggregate, we pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.68% on July 31, 2009). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $650,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at July 31, 2009. At July 31, 2009, there were no amounts outstanding on the Credit Facility, $40,260,000 was used to provide letters of credit, and $959,740,000 was available for borrowing under the Credit Facility.
We are subject to financial and other covenants contained in the Credit Facility; our $224,400,000 variable rate, unsecured term loan; and the indenture under which our unsecured notes were issued. The financial covenants include the following:
•	limitations on the amount of total and secured debt in relation to our overall capital structure;
•	limitation on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•	minimum levels of debt service coverage.
We were in compliance with these covenants at June 30, 2009.
In addition, our secured borrowings may include yield maintenance, defeasance, or prepayment penalty provisions, which would result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. These provisions in our secured borrowings are generally consistent with other similar types of debt instruments issued during the same time period our borrowings were secured.
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
The following financing activity occurred during the six months ended June 30, 2009:
•	In April 2009, we entered into a loan facility with Deutsche Bank Berkshire Mortgage, Inc. on behalf of Freddie Mac. Under this facility, we completed a 5.86% fixed-rate secured financing for $741,140,000 pursuant to fourteen separate ten-year mortgage loans, each secured by one of our current communities. Each of the loans provides for payments of interest only during the first two years of the loan term, with payments of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary. In each case the borrower under the loan is one of our subsidiaries or affiliates that owns the community. The loans are generally non-recourse to us and the borrowers. Each of the notes evidencing the loans is coterminous and subject to (i) a Master Cross-Collateralization Agreement, which provides for cross-collateralization of all of the loans and a cross-default and acceleration of all of the loans if there is an event of default under one of the loans and (ii) a Master Substitution Agreement, which provides for the substitution of collateral under certain circumstances;
•	we obtained $93,440,000 in variable rate tax exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for us to request an additional construction loan of up to $83,560,000 subject to the lender’s discretion;
•	we repaid $4,143,000 in 8.08% fixed rate debt secured by a real estate asset formerly classified as a Development Right in Alexandria, VA in April 2009;
•	we redeemed $37,438,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009 for par and cancelled the notes upon purchase;
•	we redeemed $64,423,000 principal amount of our $200,000,000, 7.5% unsecured notes that mature in December 2010 for $63,135,000 with the discount below par recorded as a gain reflected as a reduction in interest expense and cancelled the notes upon purchase;
•	we repaid $105,600,000 in unsecured debt, representing the first tranche of our $330,000,000 unsecured variable rate term loan; and
•	we repaid $19,470,000 in variable rate debt secured by Avalon at Flanders Hill, located in Westborough, Massachussets.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to real estate assets classified as held for sale, for debt outstanding at June 30, 2009 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding					Scheduled maturities
Community	rate (1)	date	12-31-08	6-30-09		2009	2010	2011	2012	2013	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.46%	Mar-2012	$14,680	$14,326		$365	$766	$816	$12,379	$—	$—
Avalon at Symphony Glen	5.17%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.94%	Feb-2025	11,665	11,449		223	466	495	526	559	9,180
Avalon Campbell	6.49%	Jun-2025	30,914	30,406	(2)	—	—	—	—	—	30,406
Avalon Pacifica	6.51%	Jun-2025	14,023	13,793	(2)	—	—	—	—	—	13,793
Avalon Fields	7.79%	May-2027	9,988	9,854		140	295	316	339	364	8,400
Avalon Oaks	7.49%	Jul-2041	16,940	16,868		75	157	168	180	193	16,095
Avalon Oaks West	7.54%	Apr-2043	16,795	16,729		67	142	152	162	173	16,033
Avalon at Chestnut Hill	6.15%	Oct-2047	41,834	41,670		168	349	368	388	409	39,988

			166,619	164,875		1,038	2,175	2,315	13,974	1,698	143,675
Variable rate (3)
Avalon Burbank	1.97%	Oct-2010	30,142	29,772		384	29,388	—	—	—	—
Waterford	1.09%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	1.14%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.40%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.31%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	1.89%	Jun-2025	7,886	8,394	(2)	—	—	—	—	—	8,394
Avalon Pacifica	1.91%	Jun-2025	3,577	3,807	(2)	—	—	—	—	—	3,807
Avalon Bowery Place I	1.32%	Nov-2037	93,800	93,800		—	—	—	—	—	93,800
Avalon Bowery Place II	1.75%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.76%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Avalon Morningside Park	2.08%	Nov-2040	100,000	100,000	(5)	—	—	—	—	—	100,000
West Chelsea	0.27%	May-2012	—	93,440	(5)	—	—	—	93,440	—	—
Avalon Walnut Creek	3.04%	Mar-2046	116,000	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.95%	Mar-2046	10,000	10,000	(5)	—	—	—	—	—	10,000

			534,740	628,548		384	29,388	—	93,440	—	505,336
Conventional loans (6)
Fixed rate
$150 million unsecured notes	7.63%	Aug-2009	140,000	102,562	(7)	102,562	—	—	—	—	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	135,577	(8)	—	135,577	—	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000		—	—	300,000	—	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	50,000	—	—	—
$250 million unsecured notes	5.74%	Jan-2012	235,000	235,000	(9)	—	—	—	235,000	—	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000		—	—	—	250,000	—	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	100,000	—
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,801	7,691		113	239	7,339	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,218	6,132		87	183	193	204	216	5,249
4600 Eisenhower Avenue	—	Apr-2009	4,175	—		—	—	—	—	—	—
Avalon Orchards	7.77%	Jul-2033	19,322	19,169		158	333	357	382	409	17,530
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	—	—	—	170,125	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		—	—	—	—	94,572	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	—	—	110,600
Avalon Silicon Valley	5.73%	Jul-2015	150,000	150,000		—	—	—	—	—	150,000
Avalon Darien	6.22%	Nov-2015	51,749	51,461		315	660	702	746	793	48,245
Avalon Greyrock Place	6.12%	Nov-2015	62,400	62,045		387	811	861	914	971	58,101
Avalon Commons	6.10%	Dec-2013	55,100	55,100		—	—	693	734	53,673	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.90%	May-2019	—	21,130		—	—	183	285	301	20,361
Avalon Gates	5.91%	May-2019	—	41,321		—	—	357	557	589	39,818
Avalon at Stamford Harbor	5.91%	May-2019	—	65,695		—	—	568	885	937	63,305
Avalon Freehold	5.92%	May-2019	—	36,630		—	—	317	493	522	35,298
Avalon Run East II	5.92%	May-2019	—	39,250		—	—	339	529	560	37,822
Avalon Gardens	6.02%	May-2019	—	66,237		—	—	572	892	945	63,828
Avalon Edgewater	6.05%	May-2019	—	78,565		—	—	679	1,058	1,120	75,708
Avalon Foxhall	6.01%	May-2019	—	59,010		—	—	510	795	841	56,864
Avalon Gallery Place I	6.01%	May-2019	—	45,850		—	—	396	618	654	44,182
Avalon Traville	5.90%	May-2019	—	77,700		—	—	672	1,047	1,108	74,873
Avalon Bellevue	5.90%	May-2019	—	26,698		—	—	231	360	381	25,726
Avalon on the Alameda	5.89%	May-2019	—	53,980		—	—	467	727	770	52,016
Avalon Mission Bay North	5.89%	May-2019	—	73,269		—	—	633	987	1,045	70,604
Avalon Woburn	5.89%	May-2019	—	55,805		—	—	482	752	796	53,775

			2,409,562	3,043,674		103,622	137,803	366,551	497,965	431,328	1,506,405
Variable rate (3)
Avalon at Flanders Hill	—	May-2009	19,735	—		—	—	—	—	—	—
Avalon at Newton Highlands	2.34%	Dec-2009	34,945	34,230	(4)	34,230	—	—	—	—	—
Avalon at Crane Brook	2.24%	Mar-2011	31,530	30,990	(4)	561	1,169	29,260	—	—	—
Avalon at Bedford Center	1.88%	May-2012	16,361	16,121	(4)	252	527	560	14,782	—	—
Avalon Walnut Creek	3.39%	Mar-2046	9,000	9,000	(5)	—	—	—	—	—	9,000
$105.6 million unsecured notes	0.00%	May-2009	105,600	—		—	—	—	—	—	—
$112.2 million unsecured notes	1.95%	Jan-2010	112,200	112,200		—	112,200	—	—	—	—
$112.2 million unsecured notes	1.81%	Jan-2011	112,200	112,200		—	—	112,200	—	—	—

			441,571	314,741		35,043	113,896	142,020	14,782	—	9,000

Total indebtedness — excluding unsecured credit facility			$3,552,492	$4,151,838		$140,087	$283,262	$510,886	$620,161	$433,026	$2,164,416

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at June 30, 2009 and December 31, 2008 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of June 30, 2009.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of June 30, 2009. Actual amounts drawn on the debt as of June 30, 2009 are $45,811 for Bowery Place II, $44,536 for Avalon Acton, $88,115 for Morningside Park, $35,345 for Walnut Creek, and $0 for West Chelsea.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $1,950 of debt discount as of June 30, 2009 and $2,035 of debt discount as of December 31, 2008, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In April 2008, we redeemed $10,000 aggregate principal amount of our $150,000, 7.5% unsecured notes due in August 2009. In January 2009, we redeemed $37,438 principal amount of our $150,000, 7.5% unsecured notes due August 2009.

(8)	In January 2009, we redeemed $64,423 principal amount of our $200,000, 7.5% unsecured notes due December 2010.

(9)	In November 2008, we redeemed $15,000 aggregate principal amount of our $250,000, 5.5% unsecured notes due January 2012.
Future Financing and Capital Needs — Portfolio and Other Activity
As of June 30, 2009, we had 12 new communities under construction, for which a total estimated cost of $395,611,000 remained to be invested. In addition, we had seven wholly owned communities under reconstruction, for which a total estimated cost of $61,157,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
Before planned reconstruction activity, including reconstruction activity related to communities acquired by the Fund or Fund II, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of June 30, 2009 were not significant. As a result we have not recorded any obligation associated with these guarantees at June 30, 2009.

•	The Fund has 22 loans secured by individual assets with amounts outstanding in the aggregate of $436,556,000, with varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund also has $3,000,000 outstanding under a credit facility as of June 30, 2009, that matures in December 2009. The mortgage loans and the credit facility are payable by the Fund with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of June 30, 2009). As of June 30, 2009, the expected realizable value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under the expected Fund liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2009.

•	Fund II has one loan secured by an asset in the amount of $21,515,000 with a maturity of June 2019. This loan is payable by Fund II.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $412,500 as of June 30, 2009). As of June 30, 2009, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2009.

•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $46,366,000 maturing in April 2016. The variable rate loan had an interest rate of 3.66% at June 30, 2009. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing for-sale town homes in Danvers, Massachusetts. The LLC has three separate variable rate loans with aggregate borrowings of $4,124,000 and a weighted average interest rate of 2.93% at June 30, 2009. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	PHVP I, LLC, a consolidated joint venture in which we hold a 99.0% controlling interest, is constructing a public garage adjacent to our Walnut Creek development. As part of the construction management services we provide to PHVP I, LLC for the construction of the public garage, we have provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. Our obligations under this guarantee terminate upon (i) the issuance of a certificate of substantial completion and (ii) completion of a list of lender requirements. The certificate of substantial completion was issued on July 11, 2008 and the completion of the lender’s requirements list is nearing completion. We expect termination of the guarantee in 2009.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At June 30, 2009, we have an outstanding commitment to purchase the remaining land for approximately $62,500,000.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There has not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2009.
Development Communities
As of June 30, 2009, we had 12 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,035 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,396,400,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon White Plains	407	$153.0	Q2 2007	Q3 2008	Q4 2009	Q2 2010
	White Plains, NY
2.	Avalon Anaheim Stadium	251	102.3	Q2 2007	Q4 2008	Q3 2009	Q1 2010
	Anaheim, CA
3.	Avalon Union City	439	120.9	Q3 2007	Q1 2009	Q4 2009	Q2 2010
	Union City, CA
4.	Avalon at Mission Bay North III	260	150.0	Q4 2007	Q2 2009	Q4 2009	Q2 2010
	San Francisco, CA
5.	Avalon Irvine	279	77.4	Q4 2007	Q2 2009	Q1 2010	Q3 2010
	Irvine, CA
6.	Avalon Fort Greene	631	306.8	Q4 2007	Q4 2009	Q1 2011	Q3 2011
	New York, NY
7.	Avalon Charles Pond	200	47.8	Q1 2008	Q1 2009	Q3 2009	Q1 2010
	Coram, NY
8.	Avalon Blue Hills	276	46.6	Q2 2008	Q1 2009	Q4 2009	Q2 2010
	Randolph, MA
9.	Avalon Walnut Creek (4)	422	151.7	Q3 2008	Q3 2010	Q1 2011	Q3 2011
	Walnut Creek, CA
10.	Avalon Norwalk	311	86.4	Q3 2008	Q3 2010	Q2 2011	Q4 2011
	Norwalk, CT
11.	Avalon Northborough I	163	27.4	Q4 2008	Q2 2009	Q4 2009	Q2 2010
	Northborough, MA
12.	Avalon Towers Bellevue	396	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
	Bellevue, WA

	Total	4,035	$1,396.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of June 30, 2009, there were seven communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $116,500,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining the level of our redevelopment activity related to communities in our current operating portfolio for the remainder of 2009. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon Woodland Hills	663	$72.1	$110.6	Q4 2007	Q3 2010	Q1 2011
	Woodland Hills, CA
2.	Avalon at Diamond Heights	154	25.3	30.6	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
3.	Avalon Symphony Woods I	176	9.4	14.2	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
4.	Avalon Symphony Woods II	216	36.4	42.6	Q2 2008	Q3 2009	Q1 2010
	Columbia, MD
5.	Avalon Burbank	400	71.0	94.4	Q3 2008	Q3 2010	Q1 2011
	Burbank, CA
6.	Avalon Pleasanton	456	63.0	80.9	Q2 2009	Q4 2011	Q2 2012
	Pleasenton, CA
7.	Avalon Watch	512	30.2	50.6	Q2 2009	Q1 2012	Q3 2012
	West Windsor, NJ

	Total	2,577	$307.4	$423.9

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
At June 30, 2009 we held 26 Development Rights for the future development of new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally prefer to hold Development Rights through options to acquire land, although for 13 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 6,688 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At June 30, 2009, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $74,764,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $225,634,000 are reflected as land held for development on the Condensed Consolidated Balance Sheet as of June 30, 2009.

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
The Company continues to evaluate its business, and in particular its development pipeline, in light of continued weakness in the economy and the capital markets. As part of this review, for the six months ended June 30, 2009 we recognized a charge of $22,583,000 related to the impairment of two land parcels as well as the write-off of pursuit costs with respect to Development Rights for land under option agreements that we no longer intend to develop. Should the Company decide not to proceed with other Development Rights, additional impairment charges and/or abandoned pursuit charges may be recognized in future periods. The timing and amount of any future impairment charges will be dependent on management’s decisions regarding future development, as well as future economic and capital market conditions.
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Rockville Centre, NY Phase I	210	$78
2.	Northborough, MA Phase II	219	43
3.	Greenburgh, NY Phase II	288	77
4.	West Long Branch, NJ	180	34
5.	Plymouth, MA Phase II	92	20
6.	Wood-Ridge, NJ	406	92
7.	Seattle, WA	204	58
8.	Lynnwood, WA Phase II	82	18
9.	San Francisco, CA	173	65
10.	Wilton, CT	100	30
11.	Greenburgh, NY Phase III	156	43
12.	Rockville Centre, NY Phase II	139	51
13.	New York, NY	691	307
14.	Shelton, CT	251	66
15.	Roselle Park, NJ	249	54
16.	Dublin, CA Phase II	405	126
17.	Cohasset, MA	200	38
18.	North Bergen, NJ	164	47
19.	Brooklyn, NY	861	443
20.	Boston, MA	180	97
21.	Rockville, MD	240	62
22.	Stratford, CT	130	22
23.	Yaphank, NY	343	57
24.	Tysons Corner, VA	338	87
25.	Seattle, WA II	272	81
26.	Andover, MA	115	26

	Total	6,688	$2,122

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.
Other Land and Real Estate Assets
We currently own land parcels with a carrying basis of approximately $106,193,000, that we are no longer holding for development. We believe that the current carrying basis of these assets is such that there is no charge for impairment, or further charge in the case of assets previously impaired, required. However we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying basis of the assets is greater than the current fair value, less costs to dispose.
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
Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California, for any single occurrence and in the aggregate, $75,000,000 of coverage with a deductible per building equal to five percent of the insured value of that building. Earthquake coverage outside of California is subject to a $100,000,000 limit, except with respect to the state of Washington, for which the limit is $75,000,000. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional deductible until the total deductible incurred exceeds $1,400,000.
In May 2009, we renewed our property insurance policy for a one year term and experienced an increase in premiums of approximately 7% as a result of increased property values and an increased coverage level for certain insurable events. There were no other material changes in coverage.
In August 2009, we renewed our general liability policy and worker’s compensation coverage for a one year term, and experienced a decrease in the premium on these policies of approximately 25%, with no material changes in the coverage.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program until 2014. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $250,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.
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
If we were to consolidate the joint ventures that we accounted for using the equity method at June 30, 2009, our assets would have increased by $962,848,000 and our liabilities would have increased by $750,221,000 with the balance presented as noncontrolling interests. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
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
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in the three months ended June 30, 2009 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $661,000.
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
Due to the subjectivity in determining whether a pursuit will result in the acquisition or development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If it were determined that 10% of our capitalized pursuits were no longer probable of occurring, net income for the quarter ended June 30, 2009 would have decreased by $7,476,400.
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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
We are currently involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The Equal Rights Center filed a complaint against us on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. The lawsuit seeks monetary damages as well as injunctive relief, such as modifications to assets. On August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. The Company intends to vigorously defend against these actions. We cannot predict or determine the outcome of these matters, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number	(b)	Shares Purchased	Under the Plans or
	of Shares	Average Price	as Part of Publicly	Programs
	Purchased	Paid per	Announced Plans	(in thousands)
Period	(1)	Share	or Programs	(2)
April 1— April 30, 2009	966	$42.48	—	$200,000
May 1— May 31, 2009	372	$51.28	—	$200,000
June 1— June 30, 2009	31	$42.42	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
The Company held its 2009 Annual Meeting of Stockholders on May 21, 2009. The stockholders voted to elect Bryce Blair, Bruce A. Choate, John J. Healy, Jr., Gilbert M. Meyer, Timothy J. Naughton, Peter S. Rummell, Lance R. Primis, H. Jay Sarles and W. Edward Walter to serve as directors of the Company until the 2010 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

69,097,751 votes were cast for and 1,395,319 votes were withheld from the election of Mr. Blair.

69,437,236 votes were cast for and 1,055,834 votes were withheld from the election of Mr. Choate.

69,436,750 votes were cast for and 1,056,320 votes were withheld from the election of Mr. Healy.

69,936,011 votes were cast for and 530,060 votes were withheld from the election of Mr. Meyer.

69,976,786 votes were cast for and 516,284 votes were withheld from the election of Mr. Naughton.

69,430,119 votes were cast for and 1,062,951 votes were withheld from the election of Mr. Primis.

70,034,478 votes were cast for and 458,592 votes were withheld from the election of Mr. Rummell.

69,984,887 votes were cast for and 508,184 votes were withheld from the election of Mr. Sarles.

70,073,564 votes were cast for and 419,506 votes were withheld from the election of Mr. Walter.

Stockholders voted to approve the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. 63,271,452 votes were cast in favor of approving the Plan, 3,450,877 votes were cast against, and 185,172 abstained. There were 3,585,569 broker non-votes on this matter.

Stockholders ratified the selection of Ernst & Young LLP as the Company’s independent auditors for 2009. 69,601,422 votes were cast in favor of ratifying the selection of Ernst & Young LLP, 856,375 votes were cast against, and 35,271 abstained.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed on May 28, 2009.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

Exhibit No.		Description

10.1	—	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed on May 28, 2009.)

10.2	—	Master Cross-Collateralization Agreement, dated as of April 24, 2009, between Deutsche Bank Berkshire Mortgage, Inc., parties identified on Exhibit A-Schedule 1 attached thereto and incorporated herein by reference., and Shady Grove Financing, LLC. (Filed herewith.)

10.3	—	Master Substitution Agreement, dated April 23, 2009, between Deutsche Bank Berkshire Mortgage, Inc., AvalonBay Traville, LLC and the entities identified on Schedule B attached thereto and incorporated therein by reference. (Filed herewith.)

10.4	—	Form of MultiFamily Note, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 23, 2009.) (Filed herewith.)

10.5	—	Form of Guaranty, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 23, 2009.) (Filed herewith.)

10.6	—	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed on May 22, 2009.)

10.7	—	Form of Non-Qualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 of the Company filed on May 22, 2009.)

10.8	—	Form of Stock Grant and Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 of the Company filed on May 22, 2009.)

10.9	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed on May 22, 2009.)

10.10	—	Form of Director Restricted Unit Agreement. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed on May 22, 2009.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows and (iv) notes to condensed consolidated financial statements.*

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: August 10, 2009	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer (Principal Financial Officer)