Form 10-Q
period 2009-09-30
AVALONBAY COMMUNITIES INC
filed 2009-11-09
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
81,433,377 shares of common stock, par value $0.01 per share, were outstanding as of October 30, 2009

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008	3-4

Notes to Condensed Consolidated Financial Statements (unaudited)	5-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	42-43

Item 1a. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43-44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	44-45

SIGNATURES	46

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-09	12-31-08
	(unaudited)
ASSETS
Real estate:
Land	$1,239,322	$1,133,854
Buildings and improvements	6,034,863	5,488,649
Furniture, fixtures and equipment	186,611	174,268

	7,460,796	6,796,771
Less accumulated depreciation	(1,482,256)	(1,322,698)

Net operating real estate	5,978,540	5,474,073
Construction in progress, including land	607,952	867,040
Land held for development	243,656	239,456
Operating real estate assets held for sale, net	26,106	69,174

Total real estate, net	6,856,254	6,649,743

Cash and cash equivalents	554,335	65,678
Cash in escrow	223,121	193,599
Resident security deposits	25,917	29,935
Investments in unconsolidated real estate entities	63,583	55,025
Deferred financing costs, net	36,782	31,374
Deferred development costs	80,908	57,365
Prepaid expenses and other assets	105,520	91,634

Total assets	$7,946,420	$7,174,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$2,080,295	$2,002,965
Variable rate unsecured credit facility	—	124,000
Mortgage notes payable	2,352,556	1,547,492
Dividends payable	72,595	208,209
Payables for construction	49,621	64,363
Accrued expenses and other liabilities	239,563	227,621
Accrued interest payable	27,544	32,651
Resident security deposits	36,765	40,462
Liabilities related to real estate assets held for sale	372	241

Total liabilities	4,859,311	4,248,004

Redeemable noncontrolling interests	4,539	10,234

Stockholders’ equity:
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2009 and December 31, 2008; 81,429,356 and 77,119,963 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	814	771
Additional paid-in capital	3,191,613	2,940,499
Accumulated earnings less dividends	(108,243)	(22,223)
Accumulated other comprehensive loss	(1,614)	(2,932)

Total stockholders’ equity	3,082,570	2,916,115

Total liabilities and stockholders’ equity	$7,946,420	$7,174,353

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Revenue:
Rental and other income	$220,173	$213,768	$652,418	$619,880
Management, development and other fees	1,878	1,622	5,423	4,805

Total revenue	222,051	215,390	657,841	624,685

Expenses:
Operating expenses, excluding property taxes	68,555	64,751	200,861	184,545
Property taxes	21,710	18,756	63,643	56,276
Interest expense, net	41,208	28,363	107,836	85,620
Depreciation expense	54,960	48,698	159,935	140,885
General and administrative expense	5,750	9,318	18,388	26,821
Impairment loss — land holdings	—	—	20,302	—

Total expenses	192,183	169,886	570,965	494,147

Equity in income of unconsolidated entities	190	495	4,139	4,329
Gain on sale of land	241	—	241	—

Income from continuing operations	30,299	45,999	91,256	134,867

Discontinued operations:
Income from discontinued operations	1,132	3,176	3,998	16,163
Gain on sale of communities	26,670	183,711	26,670	257,850

Total discontinued operations	27,802	186,887	30,668	274,013

Net income	58,101	232,886	121,924	408,880
Net loss (income) attributable to redeemable noncontrolling interests	53	695	1,329	484

Net income attributable to the Company	58,154	233,581	123,253	409,364
Dividends attributable to preferred stock	—	(2,175)	—	(6,525)

Net income attributable to common stockholders	$58,154	$231,406	$123,253	$402,839

Other comprehensive income:
Unrealized gain on cash flow hedges	521	506	1,318	1,044

Comprehensive income	$58,675	$231,912	$124,571	$403,883

Earnings per common share — basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.38	$0.58	$1.16	$1.67
Discontinued operations attributable to common stockholders	0.34	2.42	0.39	3.56

Net income attributable to common stockholders	$0.72	$3.00	$1.55	$5.23

Earnings per common share — diluted:
Income from continuing operations attributable to common stockholders, net of preferred stock dividends	$0.38	$0.58	$1.16	$1.67
Discontinued operations attributable to common stockholders	0.34	2.40	0.38	3.53

Net income attributable to common stockholders	$0.72	$2.98	$1.54	$5.20

Dividends per common share:	$0.8925	$0.8925	$2.6775	$2.6775

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-09	9-30-08
Cash flows from operating activities:
Net income	$121,924	$408,880
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	159,935	140,885
Depreciation expense from discontinued operations	1,758	7,612
Amortization of deferred financing costs and debt premium/discount	5,422	5,191
Amortization of stock-based compensation	4,887	10,275
Equity in income of unconsolidated entities, net of eliminations	(3,992)	(3,470)
Impairment loss — land holdings	20,302	—
Gain on retirement of unsecured notes	(1,062)	—
Gain on sale of real estate assets	(26,911)	(257,850)
(Increase) decrease in cash in operating escrows	(2,699)	2,902
Increase in resident security deposits, prepaid expenses and other assets	(17,711)	(15,082)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	11,125	(32,361)

Net cash provided by operating activities	272,978	266,982

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(444,892)	(625,724)
Capital expenditures — existing real estate assets	(4,112)	(5,955)
Capital expenditures — non-real estate assets	(699)	(3,893)
Proceeds from sale of real estate, net of selling costs	67,893	490,477
Decrease in payables for construction	(14,742)	(29,519)
Decrease (increase) in cash in construction escrows	66,492	(22,298)
Increase in investments in unconsolidated real estate entities	382	5,347

Net cash used in investing activities	(329,678)	(191,565)

Cash flows from financing activities:
Issuance of common stock	102,442	6,833
Repurchase of common stock	—	(42,159)
Dividends paid	(211,269)	(209,412)
Redemption of units for cash by minority partners	(202)	—
Net repayments under unsecured credit facility	(124,000)	(489,500)
Issuance of mortgage notes payable and draws on construction loans	741,140	662,797
Repayments of mortgage notes payable	(29,516)	(61,130)
Issuance of unsecured notes	500,000	330,000
Repayment of unsecured notes	(420,936)	(206,000)
Payment of deferred financing costs	(12,263)	(7,787)
Distributions to DownREIT partnership unitholders	(39)	(171)
Distributions to joint venture and profit-sharing partners	—	(140)

Net cash provided by (used in) financing activities	545,357	(16,669)

Net increase in cash and cash equivalents	488,657	58,748

Cash and cash equivalents, beginning of period	65,678	20,271

Cash and cash equivalents, end of period	$554,335	$79,019

Cash paid during the period for interest, net of amount capitalized	$101,059	$89,784

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the nine months ended September 30, 2009:
•	As described in Note 4, “Stockholders’ Equity,” 2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008, 169,851 shares of common stock valued at $8,360 were issued in connection with stock grants, 9,201 shares valued at $505 were issued through the Company’s dividend reinvestment plan, 33,006 shares valued at $1,502 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $147 were forfeited, for a net value of $146,274. In addition, the Company granted 344,801 options for common stock at a value of $2,252.

•	The Company recorded a decrease to other liabilities and an increase to other comprehensive income of $1,318 to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common dividends declared but not paid totaled $72,595.

•	The Company recorded a decrease of $4,745 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•	In May 2009, the Company obtained $93,440 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.
During the nine months ended September 30, 2008:
•	The Company issued 130,325 shares of common stock valued at $11,646 in connection with stock grants, 3,725 shares valued at $321 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 related to the accelerated vesting of equity compensation for members of the Board of Directors in fulfillment of a deferred stock award, 1,101 shares valued at $109 were forfeited and 39,421 shares valued at $3,465 were withheld to satisfy employees’ tax withholding and other liabilities, for a net value of $9,750. In addition, the Company granted 401,212 options for common stock at a value of $3,976.

•	The Company recorded a decrease to other liabilities and an increase to other comprehensive income of $1,044 to record the impact of the Company’s hedge accounting activity.

•	Common and preferred dividends declared but not paid totaled $70,979.

•	The Company recorded a decrease of $5,706 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
1. Organization and Basis of Presentation
Organization
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
At September 30, 2009, the Company owned or held a direct or indirect ownership interest in 163 operating apartment communities containing 46,693 apartment homes in ten states and the District of Columbia, of which six communities containing 2,380 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in nine communities under construction that are expected to contain an aggregate of 3,421 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 27 communities that, if developed as expected, will contain an estimated 6,788 apartment homes.
The interim unaudited financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
Earnings per Common Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards, which contain rights to non-forfeitable dividends, participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share (“EPS”). All historical periods presented have been restated to reflect the impact of including participating securities in the basic earnings per share calculation. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company’s earnings per common share are determined as follows:

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Basic and diluted shares outstanding
Weighted average common shares — basic	80,132,409	76,833,942	79,521,277	76,754,096
Weighted average DownREIT units outstanding	15,351	64,019	16,874	64,019
Effect of dilutive securities	461,517	682,886	631,942	698,107

Weighted average common shares — diluted	80,609,277	77,580,847	80,170,093	77,516,222

Calculation of Earnings per Share — basic
Net income attributable to common stockholders	$58,154	$231,406	$123,253	$402,839
Net income allocated to unvested restricted shares	(182)	(741)	(389)	(1,331)

Net income attributable to common stockholders, adjusted	$57,972	$230,665	$122,864	$401,508

Weighted average common shares — basic	80,132,409	76,833,942	79,521,277	76,754,096

Earnings per common share — basic	$0.72	$3.00	$1.55	$5.23

Calculation of Earnings per Share — diluted
Net income attributable to common stockholders	$58,154	$231,406	$123,253	$402,839
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	14	57	52	171

Adjusted net income available to common stockholders	$58,168	$231,463	$123,305	$403,010

Weighted average common shares — diluted	80,609,277	77,580,847	80,170,093	77,516,222

Earnings per common share — diluted	$0.72	$2.98	$1.54	$5.20

Certain options to purchase shares of common stock in the amounts of 2,023,878 and 1,489,780 were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because such options are anti-dilutive.
The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at September 30, 2009 was 1.7%. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2009 or 2008.
Abandoned Pursuit Costs & Asset Impairment
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre- development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights, acquisition pursuits and disposition pursuits, in the amounts of $1,721 and $715 for the three months ended September 30, 2009 and 2008, respectively and $5,096 and $3,044 for the nine months ended September 30, 2009 and 2008, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
In addition, during the second quarter of 2009, the Company concluded that the continued economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of an impairment charge of $20,302 related to the impairment of two land parcels for which the Company no longer intends to pursue development. The Company looked to third-party pricing estimates to determine the fair values of the land parcels considered to be impaired. Given the heterogeneous nature of multifamily real estate, the third party values incorporated significant other unobservable inputs and are therefore considered to be Level 3 prices in the fair value hierarchy.
Legal and Other Contingencies
At September 30, 2009, the Company was involved in litigation alleging that communities constructed by the Company violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The Equal Rights Center (“ERC”) filed a complaint against the Company on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. On October 30, 2009, the Company entered into a proposed consent decree with the ERC to settle this matter and on November 2, 2009, the court approved the consent decree. See Note 12, “Subsequent Events”, for further discussion.
In a separate matter related to FHA accessibility matters, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community to address compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. As there are uncertainties relating to the Avalon Chrystie Place lawsuit, (such as the legal requirements to meet and demonstrate accessibility under the applicable statutes, the cost to remediate, if necessary and whether the scope of this lawsuit will be extended to other properties) the Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible at this time to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
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
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest’s initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in the Company’s common shares, where permitted, may not be within the Company’s control. The nature and valuation of the Company’s redeemable noncontrolling interests are discussed further in Note 11, “Fair Value.”
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
Recently Adopted Accounting Standards
In June 2009, the FASB issued FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”, (the “Codification”) which established the FASB ASC as the sole source of authoritative GAAP. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
Recently Issued Accounting Standards
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which is not yet included in the Codification. SFAS No. 167 significantly amends the consolidation guidance applicable to variable interest entities (“VIEs”). SFAS No. 167 modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, SFAS No. 167 requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. SFAS No. 167 also requires expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by the Company. SFAS No. 167 is effective January 1, 2010 for the Company. The Company is currently evaluating the impact that adoption of SFAS No. 167 will have on its financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”. ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and clarify how the price of a traded debt security should be considered in estimating the fair value of a liability. ASU 2009-05 is effective for the Company beginning in the fourth quarter of 2009, and will not materially impact the Company’s financial position or results of operations.

2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with communities under development or redevelopment totaled $11,878 and $18,803 for the three months ended September 30, 2009 and 2008, respectively and $37,923 and $57,625 for the nine months ended September 30, 2009 and 2008, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of September 30, 2009 and December 31, 2008, are summarized below.

	9-30-09	12-31-08
Fixed rate unsecured notes (1)	$1,968,095	$1,672,965
Variable rate unsecured notes	112,200	330,000
Fixed rate mortgage notes payable — conventional and tax-exempt	1,634,029	901,181
Variable rate mortgage notes payable — conventional and tax-exempt	718,527	646,311

Total notes payable and unsecured notes	4,432,851	3,550,457
Variable rate unsecured credit facility	—	124,000

Total mortgage notes payable, unsecured notes and Credit Facility	$4,432,851	$3,674,457

(1)	Balances at September 30, 2009 and December 31, 2008 include $2,482 and $2,035 of debt discount, respectively.
The following debt activity occurred during the nine months ended September 30, 2009:
•	In January 2009, the Company made a cash tender offer for any and all of its 7.5% unsecured notes due in August 2009 and December 2010. The Company purchased $37,438 principal amount of its $150,000, 7.5% unsecured notes due in August 2009 at par. In addition, the Company purchased $64,423 principal amount of its $200,000, 7.5% unsecured notes due December 2010 at 98% of par, for approximately $63,135, representing a yield to maturity of 8.66%. The Company recorded a gain of approximately $1,062, net of the write-off of related deferred financing costs during the first quarter of 2009 in conjunction with the purchase of the unsecured notes due December 2010 as a reduction in interest expense, net. All of the notes purchased in the tender offer were cancelled.

•	In April 2009, the Company completed a 5.86% fixed rate, pooled secured financing transaction for aggregate borrowing of $741,140. The financing consists of fourteen separate mortgage loans each with a 10-year term. Each loan provides for payment of interest only during the first and second years of the loan term, with payment of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary.

•	In April 2009, the Company repaid the $4,143 principal, 8.08% fixed rate loan secured by a real estate asset formerly classified as a Development Right pursuant to its scheduled maturity.

•	In May 2009, the Company repaid $105,600 in unsecured debt, representing the first tranche of its $330,000 unsecured variable rate term loan (the “Term Loan”), pursuant to its schedule maturity.

•	In May 2009, the Company repaid $19,470 in variable rate secured debt pursuant to its scheduled maturity.

•	In May 2009, the Company obtained $93,440 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.

•	In August 2009, the Company repaid $102,562 in previously issued 7.5% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity.

•	In August 2009, the Company repaid $112,200 in unsecured debt, representing the second tranche of its Term Loan, prior to its scheduled maturity in January 2010.

•	In September 2009, the Company issued a total of $500,000 unsecured notes in a public offering under its existing shelf registration statement. The offering consisted of two separate $250,000 tranches with effective interest rates of 5.80% and 6.18%, maturing in March 2017 and March 2020, respectively.

In October 2009, the Company repurchased $310,100 principal amount of its unsecured notes. See Note 12, “Subsequent Events” for further discussion.
In the aggregate, secured notes payable mature at various dates from December 2009 through July 2066 and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,891,995 as of September 30, 2009). As of September 30, 2009, the Company has guaranteed approximately $385,269 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.9% and 5.7% at September 30, 2009 and December 31, 2008, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, Term Loan and its unsecured credit facility, including the effect of certain financing related fees, was 2.1% at September 30, 2009 and 2.9% at December 31, 2008.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2009 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes
2009	$1,821	$33,980	$—	—
2010	6,097	29,388	135,577	7.500%
2011	12,087	36,580	300,000	6.625%
			50,000	6.625%
			112,200	1.500	%(2)
2012	14,560	120,601	250,000	6.125%
			235,000	5.500%
2013	14,656	318,370	100,000	4.950%
2014	15,537	33,100	150,000	5.375%
2015	14,481	365,072	—	—
2016	15,342	—	250,000	5.750%
2017	16,260	18,300	250,000	5.700%
2018	17,234	—	—	—
Thereafter	119,114	1,149,976	250,000	6.100%

	$247,189	$2,105,367	$2,082,777

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The stated interest rate for variable-rate unsecured notes is the rate as of September 30, 2009.
The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays, in the aggregate, an annual facility fee of approximately $1,250. The Company did not have any amounts outstanding under the Credit Facility and had $38,684 outstanding in letters of credit as of September 30, 2009. At December 31, 2008, there was $124,000 outstanding under the Credit Facility and $45,976 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.65% at September 30, 2009). The Company did not have any amounts outstanding under the Credit Facility’s competitive bid option as of September 30, 2009. The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
The Company was in compliance at September 30, 2009 with applicable financial and other covenants contained in the Credit Facility, the Term Loan and the Company’s unsecured notes.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2009:

			Accumulated	Accumulated
		Additional	earnings	other	Total
	Common	paid-in	less	comprehensive	stockholders’
	stock	capital	dividends	loss	equity
Balance at December 31, 2008	$771	$2,940,499	$(22,223)	$(2,932)	$2,916,115

Net income attributable to common stockholders	—	—	123,253	—	123,253
Unrealized gain on cash flow hedges	—	—	—	1,318	1,318
Redeemable noncontrolling interests	—	—	4,745	—	4,745
Dividends declared to common stockholders	—	—	(215,218)	—	(215,218)
Issuance of common stock	43	239,113	1,200	—	240,356
Amortization of deferred compensation	—	12,001	—	—	12,001

Balance at September 30, 2009	$814	$3,191,613	$(108,243)	$(1,614)	$3,082,570

During the nine months ended September 30, 2009, the Company:
(i)	issued 1,467,001 shares of common stock through public offerings;

(ii)	issued 72,736 shares of common stock in connection with stock options exercised;

(iii)	issued 2,624,641 shares in connection with the dividend declared in December 2008;

(iv)	issued 9,201 shares through the Company’s dividend reinvestment plan;

(v)	issued 169,851 common shares in connection with stock grants;

(vi)	withheld 33,006 shares to satisfy employees’ tax withholding and other liabilities; and

(vii)	had 1,031 shares of restricted stock forfeited.
The Company granted 344,801 options for common stock to employees. Deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2009 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009, and will not be reflected until earned as compensation cost.
In August 2009, the Company commenced a continuous equity offering program (the “Offering Program”), under which the Company may sell up to an aggregate amount of $400 million of its common stock until August 2012. The Company may sell common stock in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with the Offering Program, the Company engaged sales agents who received compensation of 1.5% of the gross sales price per share for the common stock sold in the quarter ended September 30, 2009. During the quarter ended September 30, 2009, the Company sold 1,467,001 shares under this program at an average sales price of $69.44 per share resulting in net proceeds of $100,334.
5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) to reduce the impact of interest rate fluctuations on its variable rate, tax-exempt bonds and its variable rate conventional secured debt (collectively, the “Hedged Debt”). The Company has not entered into any interest rate hedge agreements for its conventional unsecured debt and does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at September 30, 2009, excluding derivatives executed to hedge debt on communities classified as held for sale:

	Non-designated
	Hedges	Cash Flow Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps
Notional balance	$149,847	$15,870	$43,821
Weighted average interest rate (1)	1.7%	1.8%	6.5%
Weighted average capped interest rate	7.0%	6.0%	n/a
Earliest maturity date	Dec-09	Jun-12	Jun-10
Latest maturity date	Mar-14	Jun-12	Jun-10
Estimated fair value, asset/(liability)	$445	$37	$(1,418)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and six derivatives not designated as hedges at September 30, 2009. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine month periods ended September 30, 2009, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $1,318 during the nine months ended September 30, 2009 and an increase of $1,044 during the nine months ended September 30, 2008. Amounts in other comprehensive income will be reclassified into earnings in conjunction with the periodic adjustment of the floating rates on the Hedged Debt, in interest expense, net. The amount reclassified into earnings for the nine months ended September 30, 2009, as well as the estimated amount included in accumulated other comprehensive loss as of September 30, 2009, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material.
The Company assesses, both at inception and on an on-going basis, the effectiveness of qualifying cash flow hedges. Hedge ineffectiveness, reported as a component of general and administrative expenses, did not have a material impact on earnings of the Company for any period presented, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Refer to Note 11, “Fair Value,” for further discussion of fair value measurements including the Company’s incorporation of credit valuation adjustments.
6. Investments in Real Estate Entities
As of September 30, 2009, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 50%. In the second quarter of 2009, in conjunction with the second closing of the AvalonBay Value Added Fund II, LP (“Fund II”), the Company’s equity ownership interest decreased to 31% from 45%. There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the nine months ended September 30, 2009.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	9-30-09	12-31-08
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,018,841	$995,680
Other assets	31,344	38,027

Total assets	$1,050,185	$1,033,707

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$732,577	$705,332
Other liabilities	21,461	17,578
Partners’ capital	296,147	310,797

Total liabilities and partners’ capital	$1,050,185	$1,033,707

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-09	9-30-08	9-30-09	9-30-08
Rental and other income	$25,230	$26,070	$75,871	$79,533
Operating and other expenses	(12,282)	(11,075)	(36,636)	(32,862)
Gain on sale of communities	—	—	—	25,417
Interest expense, net	(9,277)	(9,269)	(27,458)	(28,910)
Depreciation expense	(8,392)	(7,615)	(24,420)	(23,494)

Net loss	$(4,721)	$(1,889)	$(12,643)	$19,684

In conjunction with the acquisition and development of the investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $11,148 at September 30, 2009 and $4,817 at December 31, 2008 of the respective investment balances.
As part of the formation of the AvalonBay Value Added Fund, LP (the “Fund”) and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures. These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of the Fund or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,192 for the Fund and approximately $413 for Fund II as of September 30, 2009). As of September 30, 2009, the expected realizable value of the real estate assets owned by the Fund and Fund II is considered adequate to cover such potential payments under a liquidation scenario. The estimated fair value of and the Company’s obligation under these guarantees, both at inception and as of September 30, 2009, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of September 30, 2009.
7. Real Estate Disposition Activities
During the nine months ended September 30, 2009, the Company sold two communities, Avalon at River Oaks, located in San Jose, California and Avalon at Faxon Park, located in Quincy, Massachusetts. These two communities contain an aggregate of 397 apartment homes and were sold for an aggregate sales price of $69,500. These dispositions resulted in a gain in accordance with GAAP of approximately $26,670. As of September 30, 2009, the Company had one community that qualified as discontinued operations and held for sale.

The operations for any real estate assets sold from January 1, 2008 through September 30, 2009 and the real estate assets that qualified as discontinued operations and held for sale as of September 30, 2009 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made in prior periods to reflect discontinued operations consistent with current period presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Rental income	$2,141	$8,043	$8,174	$36,751
Operating and other expenses	(655)	(2,973)	(2,418)	(11,662)
Interest expense, net	—	(237)	—	(1,314)
Depreciation expense	(354)	(1,657)	(1,758)	(7,612)

Income from discontinued operations	$1,132	$3,176	$3,998	$16,163

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
The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Net income	$58,101	$232,886	$121,924	$408,880
Indirect operating expenses, net of corporate income	6,987	7,821	22,922	25,171
Investments and investment management expense	976	1,229	2,799	3,643
Expensed development and other pursuit costs	1,721	715	5,096	3,044
Interest expense, net	41,208	28,363	107,836	85,620
General and administrative expense	5,750	9,318	18,388	26,821
Equity in income of unconsolidated entities	(190)	(495)	(4,139)	(4,329)
Depreciation expense	54,960	48,698	159,935	140,885
Impairment loss — land holdings	—	—	20,302	—
Gain on sale of real estate assets	(26,911)	(183,711)	(26,911)	(257,850)
Income from discontinued operations	(1,132)	(3,176)	(3,998)	(16,163)

Net operating income	$141,470	$141,648	$424,154	$415,722

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2009 and 2008 have been adjusted for the communities that were sold from January 1, 2008 through September 30, 2009, or otherwise qualify as discontinued operations as of September 30, 2009, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended				For the nine months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended September 30, 2009

Established
New England	$32,291	$19,993	(8.0)%	$917,491	$97,548	$60,986	(6.4)%	$917,491
Metro NY/NJ	41,238	27,147	(9.9)%	1,164,803	125,507	84,417	(5.9)%	1,164,803
Mid-Atlantic/Midwest	32,957	19,713	(1.7)%	823,795	98,578	60,914	(2.1)%	823,795
Pacific Northwest	6,983	4,768	(9.0)%	238,801	21,537	14,941	(5.2)%	238,801
Northern California	24,203	16,988	(11.6)%	855,803	75,034	54,577	(5.1)%	855,803
Southern California	15,551	10,296	(12.3)%	426,957	47,442	32,548	(8.8)%	426,957

Total Established	153,223	98,905	(8.5)%	4,427,650	465,646	308,383	(5.4)%	4,427,650

Other Stabilized	32,271	21,185	n/a	1,421,181	95,028	61,296	n/a	1,421,181
Development / Redevelopment	34,679	21,380	n/a	2,148,152	91,744	54,475	n/a	2,148,152
Land Held for Future Development	n/a	n/a	n/a	243,656	n/a	n/a	n/a	243,656
Non-allocated (2)	1,878	n/a	n/a	71,765	5,423	n/a	n/a	71,765

Total	$222,051	$141,470	(0.1)%	$8,312,404	$657,841	$424,154	2.0%	$8,312,404

For the period ended September 30, 2008

Established
New England	$31,159	$20,095	2.3%	$807,174	$92,902	$60,142	2.9%	$807,174
Metro NY/NJ	36,430	24,697	0.7%	930,454	108,331	74,228	1.7%	930,454
Mid-Atlantic/Midwest	31,215	18,845	(1.9)%	762,837	93,084	58,719	2.9%	762,837
Pacific Northwest	5,436	3,852	5.3%	175,115	16,119	11,580	8.4%	175,115
Northern California	31,022	22,925	6.8%	999,294	92,022	68,473	9.0%	999,294
Southern California	15,425	10,901	0.0%	376,111	46,166	33,070	0.9%	376,111

Total Established	150,687	101,315	1.9%	4,050,985	448,624	306,212	3.9%	4,050,985

Other Stabilized	27,689	18,813	n/a	966,763	80,497	53,111	n/a	966,763
Development / Redevelopment	35,392	21,520	n/a	2,308,113	90,759	56,399	n/a	2,308,113
Land Held for Future Development	n/a	n/a	n/a	325,472	n/a	n/a	n/a	325,472
Non-allocated (2)	1,622	n/a	n/a	49,536	4,805	n/a	n/a	49,536

Total	$215,390	$141,648	11.0%	$7,700,869	$624,685	$415,722	12.7%	$7,700,869

(1)	Does not include gross real estate assets held for sale of $38,328 and $135,516 as of September 30, 2009 and 2008, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.
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

     Information with respect to stock options granted under the 1994 Plan is as follows:

		Weighted
		average
	1994 Plan	exercise price
	shares	per share
Options Outstanding, December 31, 2008	2,623,135	$83.49
Exercised	(72,736)	33.87
Granted	344,801	48.60
Forfeited	(15,389)	101.57

Options Outstanding, September 30, 2009	2,879,811	$80.47

Options Exercisable:
September 30, 2009	2,171,386	$81.49

The weighted average fair value of the options granted during the nine months ended September 30, 2009 is estimated at $6.53 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 8.5% over the expected life of the option, volatility of 36.57%, risk-free interest rate of 2.17% and an expected life of approximately seven years.
At September 30, 2009, the Company had 246,309 outstanding unvested shares granted under restricted stock awards. The Company issued 169,851 shares of restricted stock valued at $8,360 as part of its stock-based compensation plan during the nine months ended September 30, 2009. Restricted stock vesting during the nine months ended September 30, 2009 totaled 130,418 shares and had fair values ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $10,687 and $10,554 for the nine months ended September 30, 2009 and 2008, respectively.
Total employee stock-based compensation cost recognized in income was $10,056 and $14,148 for the nine months ended September 30, 2009 and 2008, respectively, and total capitalized stock-based compensation cost was $5,193 and $5,203 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, there was a total of $2,726 and $8,070 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to vest over a weighted average period of 1.56 years and 2.38 years, respectively.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,878 and $1,622 in the three months ended September 30, 2009 and 2008, respectively and $5,423 and $4,805 for the nine months ended September 30, 2009 and 2008, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.
Director Compensation
The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $219 and $637 for the three and nine months ended September 30, 2009 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $583 and $137 on September 30, 2009 and December 31, 2008, respectively.

11. Fair Value
Fair Value Methodology
As a basis for applying a market-based approach in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. The valuation of financial instruments can be determined using widely accepted valuation techniques.
The Company applies widely accepted valuation models such as discounted cash flow analysis on the expected cash flows of each instrument which considers the contractual terms of the instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and market prices, as available and applicable. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements as discussed below. When market-based inputs are not available in valuing the Company’s financial instruments, such as for valuing redeemable noncontrolling interests, the Company uses unobservable inputs considering the assumptions that market participants would make in deriving the fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the Company’s estimates of fair value.
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at September 30, 2009 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2009, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported at fair value, with reductions in fair value recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis.
•	Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. One Put is payable in cash or, at the Company’s option, common shares of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, including applying discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2008, the Puts’ aggregate fair value was $9,057. At September 30, 2009, the aggregate fair value of the Puts was $2,983.

•	DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2008, the fair value of the DownREIT units was $1,177. At September 30, 2009, the fair value of the DownREIT units was $1,116.

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
The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Company’s Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $4,435,000 and $3,676,000 had an estimated aggregate fair value of $4,503,621 and $3,612,130 at September 30, 2009 and December 31, 2008, respectively.
12. Subsequent Events
The Company has evaluated subsequent events through the date this quarterly report in Form 10-Q was filed, the date these financial statements were issued, identifying the items below for disclosure.
In October 2009, the Company settled a cash tender offer, purchasing the following unsecured notes:
•	$46,001 principal amount of the Company’s $200,000 7.5% unsecured notes due December 2010 at a weighted average price of 107.50% of par;

•	$150,000 principal amount of the Company’s $300,000 6.625% unsecured notes due September 2011 at a weighted average price of 109.00% of par;

•	$55,600 principal amount of the Company’s $250,000 5.5% medium-term notes due in January 2012 at a weighted average price of 106.25% of par; and

•	$48,399 principal amount of the Company’s $250,000 6.125% medium-term notes due in November 2012 at a weighted average price of 108.75% of par.
In addition, in October 2009, the Company repurchased $10,100 principal amount of the Company’s 6.625% unsecured notes due September 2011 at a weighted average price of 107.0% of par.
The Company will record a charge for the purchase premium as well as certain deferred issuance costs related to the above repurchase activity of approximately $26,000, in the fourth quarter of 2009. All of the notes purchased were cancelled upon settlement.

In October 2009, the Company sold one community, Avalon at Parkside, located in Sunnyvale, California. Avalon at Parkside contains 192 apartment homes and was sold for $43,800. The Company estimates that it will record a gain of approximately $17,000 related to this disposition.
In October 2009, the Company sold a parcel of land in Virginia for $13,250. This land parcel was included in the assets impaired by the Company in the fourth quarter of 2008, as an asset which the Company did not intend to proceed with development. The Company estimates that it will record a gain of approximately $4,500 related to this disposition.
In October 2009, the Company repaid the final $112,200 tranche of its Term Loan, in advance of its scheduled maturity of January 2011.
In October 2009, the Company executed $300,000 notional of interest rate swaps to convert $300,000 principal amount of the Company’s fixed-rate unsecured notes with a weighted average maturity of approximately two years to effective floating rate instruments at a weighted average rate of three month LIBOR plus 5.42%. The Company designated the interest rate swaps as fair value hedges of the unsecured notes.
Also in October 2009, the Company entered into a proposed consent decree with the ERC, which was approved by the court in November 2009, settling the Company’s previously reported accessibility litigation with ERC without admitting liability. Under the consent decree, AvalonBay (i) will make a payment to ERC to compensate it for the attorneys’ fees and other costs incurred by it related to the litigation, and (ii) will inspect and, if necessary, remediate up to 8,250 apartment units and related public and common areas at the Company’s communities. The payment to be made to ERC is not material to the Company’s financial condition or results of operations. The Company expects the remediation resulting from the inspections, which should occur over an approximate four year period, will enhance and/or extend the useful life of the assets at the applicable communities and will therefore be capitalized. The Company does not expect that the remediation costs will be material to the Company.

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” below and the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2008 (our “Form 10-K”).
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
Third Quarter 2009 Highlights
•	Net income attributable to common stockholders for the quarter ended September 30, 2009 was $58,154,000, as compared to $231,406,000 for the quarter ended September 30, 2008, a decrease of 74.9%. The decrease is attributable to the reduced number of assets sold in 2009 and reduced amount of gains related to those sales as compared to 2008.

•	The results for the quarter ended September 30, 2009 reflect the continued challenging economic environment, as our Established Community portfolio (as defined later in this report) experienced an 8.5% decrease in net operating income (“NOI”) over the comparable period of 2008. This was comprised of a 4.8% decrease in rental revenue and an increase in operating expenses of 3.2%. The acceleration of job losses in the early part of 2009 is now contributing to declining rental rates that we expect will continue into the fourth quarter of 2009. These trends are consistent with previous expectations included in our revised financial outlooks issued in July 2009 and October 2009.
Financial Outlook
The contraction in the U.S. economy and high unemployment levels during the first nine months of 2009 have adversely impacted apartment fundamentals across all markets. A composite of several economic forecasts suggest that the U.S. unemployment rate will increase from the current levels of 9.8% to over 10% before it is expected to level off and eventually decline in 2010. Changes in employment conditions have a significant impact on overall demand for rental housing and are highly correlated to changes in our revenue growth. As a result, we expect the current economic and employment conditions will continue to put downward pressure on rental rates for the balance of 2009 and into 2010.
Longer-term, we expect apartment fundamentals to strengthen from a reduction in new supply, favorable demographic trends, limited home sales activity and an economic recovery that we expect will eventually produce employment growth. Changes in any of the above factors, including a more prolonged decline in economic conditions than we currently expect, could materially change our expectations for the remainder of 2009 and future periods.
While market fundamentals remain challenging, we continue to benefit from a strong balance sheet that provides significant financial flexibility. During 2009, we accessed capital, through a variety of sources at cost effective levels. Through the end of October 2009, we have raised over $1,500,000,000 through secured financings, unsecured debt, equity raised in the public markets, capital commitments for Fund II and asset dispositions. We have used these proceeds to fund our development and redevelopment activities, to repay higher cost secured and unsecured debt, and to repay floating rate debt, while retaining substantial cash balances for other general corporate purposes. Our focus on raising capital includes consideration for managing the maturity risk associated with our secured and unsecured debt obligations. Our year to date 2009 activity includes the issuance of $500,000,000 of unsecured notes in September 2009 in two $250,000,000 tranches, one maturing in 2017 and the second maturing in 2020. A portion of the proceeds was used to repurchase $310,100,000 principal amount of some or all of the amounts outstanding on unsecured notes maturing over the next three years, effectively extending the duration of debt maturities while reducing interest costs. We believe that our relatively modest level of secured and unsecured debt will continue to provide financial flexibility to access capital on attractive terms.
We remain focused on investing in development and redevelopment opportunities, including increased expenditures on redevelopment to ensure our existing assets are competitively positioned in the market. In addition we will invest in new communities through acquisitions, which we expect will occur primarily through Fund II, our private discretionary investment vehicle that was originally formed in August of 2008. Fund II will acquire, operate and sometimes redevelop (but not develop) multifamily apartment communities primarily in our current markets with the objective of creating value through redevelopment, enhanced operations and/or improving market fundamentals. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II will serve as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to limited exceptions. Fund II can employ leverage of up to 65%, allowing for an investment capacity of approximately $1,100,000,000. As of October 31, 2009, Fund II has invested $33,139,000.
Our development activity has declined from prior periods as a result of reduced development starts, completion of development underway and our increased return requirements. We currently have nine communities under construction with a total projected capitalized cost of approximately $1,218,900,000. As of September 30, 2009, approximately $930,944,000 of this development has been invested, with approximately $287,956,000 remaining to be invested. We have arranged $79,200,000 of this required funding through financing from third-party, tax-exempt and taxable debt. We started no new construction during the nine months ended September 30, 2009. We expect to start modest development activity in the fourth quarter of 2009, however we do not expect it will have a significant impact on our liquidity, corporate cash flows or earnings. In addition to our current development activity, at September 30, 2009, there were six communities under redevelopment, with an expected incremental capital investment of approximately $112,100,000, of which approximately $54,489,000 remains to be invested. We expect to maintain our current level of redevelopment activity through the end of 2009. We believe that we currently have sufficient committed capital to complete the development and redevelopment activities underway and meet other liquidity uses. See the discussion under Liquidity and Capital Resources.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended September 30, 2009, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2008, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where we own a majority interest and where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed either $5,000,000 or 10% of the community’s pre-development basis.
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
In addition, we currently own approximately 60,000 square feet of office space in Alexandria, Virginia, for our corporate office, with all other regional and administrative offices leased under operating leases.

As of September 30, 2009, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	24	5,807
Metro NY/NJ	19	6,307
Mid-Atlantic/Midwest	17	6,683
Pacific Northwest	8	1,943
Northern California	15	4,432
Southern California	12	3,679

Total Established	95	28,851

Other Stabilized Communities:
New England	10	3,000
Metro NY/NJ	9	2,534
Mid-Atlantic/Midwest	10	2,530
Pacific Northwest	4	1,021
Northern California	13	3,416
Southern California	8	1,426

Total Other Stabilized	54	13,927

Lease-Up Communities	8	1,535

Redevelopment Communities	6	2,380

Total Current Communities	163	46,693

Development Communities	9	3,421

Development Rights	27	6,788

Results of Operations
Our year-over-year operating performance is primarily affected by geographic market conditions and apartment fundamentals that cause changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2009 and 2008 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-09	9-30-08	$ Change	% Change	9-30-09	9-30-08	$ Change	% Change
Revenue:
Rental and other income	$220,173	$213,768	$6,405	3.0%	$652,418	$619,880	$32,538	5.2%
Management, development and other fees	1,878	1,622	256	15.8%	5,423	4,805	618	12.9%

Total revenue	222,051	215,390	6,661	3.1%	657,841	624,685	33,156	5.3%

Expenses:
Direct property operating expenses, excluding property taxes	57,026	53,118	3,908	7.4%	164,456	147,601	16,855	11.4%
Property taxes	21,710	18,756	2,954	15.7%	63,643	56,276	7,367	13.1%

Total community operating expenses	78,736	71,874	6,862	9.5%	228,099	203,877	24,222	11.9%

Corporate-level property management and other indirect operating expenses	8,832	9,689	(857)	(8.8%)	28,510	30,257	(1,747)	(5.8%)
Investments and investment management expense	976	1,229	(253)	(20.6%)	2,799	3,643	(844)	(23.2%)
Expensed development and other pursuit costs	1,721	715	1,006	140.7%	5,096	3,044	2,052	67.4%
Interest expense, net	41,208	28,363	12,845	45.3%	107,836	85,620	22,216	25.9%
Depreciation expense	54,960	48,698	6,262	12.9%	159,935	140,885	19,050	13.5%
General and administrative expense	5,750	9,318	(3,568)	(38.3%)	18,388	26,821	(8,433)	(31.4%)
Impairment loss	—	—	—	N/A	20,302	—	20,302	N/A
Gain on sale of land	(241)	—	(241)	N/A	(241)	—	(241)	N/A

Total other expenses	113,206	98,012	15,194	15.5%	342,625	290,270	52,355	18.0%

Equity in income of unconsolidated entities	190	495	(305)	(61.6%)	4,139	4,329	(190)	(4.4%)

Income from continuing operations	30,299	45,999	(15,700)	(34.1%)	91,256	134,867	(43,611)	(32.3%)

Discontinued operations:
Income from discontinued operations	1,132	3,176	(2,044)	(64.4%)	3,998	16,163	(12,165)	(75.3%)
Gain on sale of communities	26,670	183,711	(157,041)	(85.5%)	26,670	257,850	(231,180)	(89.7%)

Total discontinued operations	27,802	186,887	(159,085)	(85.1%)	30,668	274,013	(243,345)	(88.8%)

Net income	58,101	232,886	(174,785)	(75.1%)	121,924	408,880	(286,956)	(70.2%)
Net income attributable to redeemable noncontrolling interests	53	695	(642)	(92.4%)	1,329	484	845	174.6%

Net income attributable to the Company	58,154	233,581	(175,427)	(75.1%)	123,253	409,364	(286,111)	(69.9%)
Dividends attributable to preferred stock	—	(2,175)	2,175	(100.0%)	—	(6,525)	6,525	(100.0%)

Net income attributable to common stockholders	$58,154	$231,406	$(173,252)	(74.9%)	$123,253	$402,839	$(279,586)	(69.4%)

Net income attributable to common stockholders decreased $173,252,000 or 74.9%, to $58,154,000 for the three months ended September 30, 2009 and decreased $279,586,000 or 69.4%, to $123,253,000 for the nine months ended September 30, 2009. These decreases are primarily attributable to the reduced number of communities sold and amount of gains related to these sales in 2009 as compared with the prior year periods. In addition, our year to date 2009 results are impacted by the charges recognized in the second quarter of 2009 for the impairment of land parcels and abandonment of pursuits for Development Rights which we no longer intend to develop, as well as for severance charges related to the reduction in development activity and general economic conditions.
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
NOI does not represent cash generated from operating activities in accordance with U.S. generally accepted accounting principles (“GAAP”). Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three and nine months ended September 30, 2009 and 2008 to net income for each period are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Net income	$58,101	$232,886	$121,924	$408,880
Indirect operating expenses, net of corporate income	6,987	7,821	22,922	25,171
Investments and investment management expense	976	1,229	2,799	3,643
Expensed development and other pursuit costs	1,721	715	5,096	3,044
Interest expense, net	41,208	28,363	107,836	85,620
General and administrative expense	5,750	9,318	18,388	26,821
Equity in income of unconsolidated entities	(190)	(495)	(4,139)	(4,329)
Depreciation expense	54,960	48,698	159,935	140,885
Impairment loss – land holdings	—	—	20,302	—
Gain on sale of real estate assets	(26,911)	(183,711)	(26,911)	(257,850)
Income from discontinued operations	(1,132)	(3,176)	(3,998)	(16,163)

Net operating income	$141,470	$141,648	$424,154	$415,722

The NOI decrease for the three months ended September 30, 2009 and the NOI increase for the nine months ended September 30, 2009, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	For the three months ended	For the nine months ended
	9-30-09	9-30-09
Established Communities	$(9,226)	$(17,612)

Other Stabilized Communities	1,391	15,209

Development and Redevelopment Communities	7,657	10,835

Total	$(178)	$8,432

The NOI decreases for Established Communities in the third quarter and year to date 2009 as compared to the prior year periods were largely due to the continued poor economic conditions, including the impact on rental revenue of increased job losses and increased operating expenses.
Rental and other income increased in the three and nine months ended September 30, 2009 as compared to the prior year periods due to additional rental income generated from newly developed communities, partially offset by decreased rental rates and occupancy in our Established Communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 42,323 apartment homes for the nine months ended September 30, 2009 as compared to 37,499 homes for the prior year period. This change is primarily the result of increased homes available from newly developed communities, partially offset by communities sold during 2008 and 2009. The weighted average monthly revenue per occupied apartment home decreased to $1,728 for the nine months ended September 30, 2009 as compared to $1,940 in the prior year period.
Established Communities – Rental revenue decreased $7,668,000, or 4.8%, for the three months ended September 30, 2009 over the prior year period. Rental revenue decreased $13,290,000, or 2.8%, for the nine months ended September 30, 2009 over the prior year period. These decreases are due to a decline in rental rates and economic occupancy. The average economic occupancy decreased 0.7% to 95.6% for the nine months ended September 30, 2009. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. For the nine months ended September 30, 2009, the weighted average revenue per occupied apartment home decreased 2.1% to $1,875 compared to $1,915 in the prior year period.
Consistent with expected operating results for 2009, we experienced an overall decrease in Established Communities’ rental revenue of 2.8% for the nine months ended September 30, 2009 as compared to the prior year period. The decrease in rental revenue was comprised of rental revenue declines in each of our markets as compared to the prior year period. Almost 70% of our Established Community rental revenue is generated by the Metro New York/New Jersey, Mid-Atlantic/Midwest, and New England regions, which are discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 27% of Established Community rental revenue for the nine months ended September 30, 2009, experienced a decrease in rental revenue of 3.5% as compared to the prior year period. Economic occupancy decreased 0.3% to 95.8% and average rental rates decreased 3.2% to $2,306 for the nine months ended September 30, 2009. We expect net job losses to continue through the end of 2009, driven by workforce reductions in the financial services sector, resulting in further rental revenue declines.
The New England region accounted for approximately 21% of the Established Community rental revenue for the nine months ended September 30, 2009 and experienced a decline in rental revenue of 3.4% over the prior year period. Economic occupancy decreased 1.4% to 95.2% and average rental rates decreased 2.0% to $1,960 for the nine months ended September 30, 2009, as compared to the prior year period. The financial services sector is an important economic driver in both the Boston metro area and Fairfield-New Haven, and the impact of cumulative job losses in financial services and other sectors impacted by the recession will result in further rental revenue declines in this region for the balance of 2009.
The Mid-Atlantic/Midwest region, which represented approximately 21% of Established Community rental revenue during the nine months ended September 30, 2009, experienced a decrease in rental revenue of 0.3% as compared to the prior year period. For the nine months ended September 30, 2009, economic occupancy decreased by 0.1% to 96.4%, and average rental rates decreased 0.2% to $1,699. This region benefits from the impact of government and government services employment, which serves to stabilize the economy relative to other regions. We expect rental revenue in the Mid-Atlantic/Midwest to decline for the balance of 2009, though at a more moderate pace than our other markets.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Rental revenue (GAAP basis)	$153,030	$160,698	$465,235	$478,525
Concessions amortized	2,094	1,740	6,437	5,015
Concessions granted	(1,701)	(2,435)	(5,761)	(5,893)

Rental revenue adjusted to state concessions on a cash basis	$153,423	$160,003	$465,911	$477,647

Year-over-year % change — GAAP revenue		(4.8%)		(2.8%)

Year-over-year % change — cash concession based revenue		(4.1%)		(2.5%)

In response to recent market conditions, we have relied less on concessions and more on market rent adjustments to attract and retain residents, which minimizes the difference between cash and accrual based revenue.
Direct property operating expenses, excluding property taxes increased $3,908,000, or 7.4% for the three months ended September 30, 2009 and increased $16,855,000, or 11.4% for the nine months ended September 30, 2009 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes as well as increased bad debt expenses.
For Established Communities, direct property operating expenses, excluding property taxes, increased approximately $1,292,000, or 3.5% to approximately $38,287,000 for the three months ended September 30, 2009, and increased approximately $4,185,000, or 4.0% for the nine months ended September 30, 2009, due primarily to increased bad debt expense and community maintenance related costs, offset partially by a decrease in utilities and insurance related expense. The increase in bad debt expense is consistent with current poor economic conditions.
Property taxes increased $2,954,000, or 15.7% and $7,367,000, or 13.1% for the three and nine months ended September 30, 2009, due primarily to the addition of newly developed and redeveloped apartment homes. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by approximately $388,000, or 2.5% and approximately $336,000, or 0.7% for the three and nine months ended September 30, 2009 due to higher assessments throughout all regions, partially offset by a refund received in the current period from the successful appeals of prior year assessments. The impact of the current economic environment has not been reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. Overall we expect property taxes in 2009 to increase over 2008 due primarily to higher tax rates, without the benefit of lower assessed values. Property tax increases are limited by law (Proposition 13) for communities in California. We evaluate property tax increases internally, as well as engage third-party consultants, and appeal increases when appropriate.
Corporate-level property management and other indirect operating expenses decreased by $857,000 or 8.8% and $1,747,000 or 5.8% for the three and nine months ended September 30, 2009. These decreases were due primarily to decreased compensation costs, offset partially by increased costs associated with corporate initiatives focused on both strategic planning and improving efficiency and enhancing controls at our operating communities.
Expensed development and other pursuit costs primarily reflects the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of development pursuits, acquisition pursuits and disposition pursuits. Expensed development and other pursuit costs increased during the three and nine months ended September 30, 2009 compared to the prior year period due primarily to increases in abandoned pursuit costs. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Interest expense, net increased $12,845,000, or 45.3% and $22,216,000, or 25.9% for the three and nine months ended September 30, 2009. This category includes both interest expense and interest income. The increase for the three and nine months ended September 30, 2009 is due primarily to a decrease in the allocation of our overall interest expenditures to capitalized interest in 2009 as compared to the prior year period. The decrease in the amount of interest capitalized is attributable to the decrease in variable rates and a decrease in our development pipeline, coupled with the repayment of higher coupon fixed rate notes. In addition, interest expense increased in 2009 as compared to 2008 as a result of the additional secured financing activity that closed throughout both years. These increases are offset somewhat by a decrease in interest costs on our Credit Facility, as defined later in this report, principally due to the decline in amounts outstanding and lower rates in 2009. Our year to date 2009 results also reflect the gain of $1,062,000 associated with the purchase of our medium-term notes at a price of 98% of par in the first quarter of 2009.

Depreciation expense increased $6,262,000, or 12.9% and $19,050,000, or 13.5% in the three and nine months ended September 30, 2009 primarily due to the completion of development and redevelopment activities.
General and administrative expense decreased $3,568,000, or 38.3% and $8,433,000, or 31.4% for the three and nine months ended September 30, 2009 as compared to the prior year periods due to decreases in compensation costs, taxes associated with gains from an investment in a taxable REIT subsidiary in 2008 that were not present in 2009, as well as a reduction in the 2008 excise tax due recognized in 2009, partially offset by the accrual of costs for our settlement of the FHA litigation with the ERC. The decrease for the nine months ended September 30, 2009 also includes the recognition of legal settlement proceeds in 2009, partially offset by the recognition of the charge for severance and related costs associated with the reduction in our development activities recognized in the second quarter of 2009.
Impairment loss increased for the nine months ended September 30, 2009 from the prior year periods due to the recognition of an impairment charge on property owned associated with two former Development Rights in the second quarter of 2009, with no comparable expense in the prior year periods. Like abandoned pursuit costs, these costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Gain on sale of land for the three and nine months ended September 30, 2009 increased from the prior year period due to the sale of a land parcel located in New York.
Equity in income of unconsolidated entities for the three and nine months ended September 30, 2009 decreased from the prior year period due primarily to the recognition of our portion of the gains from an investment in a joint venture formed to develop for sale homes in 2008 that were not present in 2009, partially offset by the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place. The year to date decrease is also impacted by the gain from the sale of a community by the Fund in 2008.
Income from discontinued operations represents the net income generated by operating real estate assets sold or qualifying as discontinued operations during the period from January 1, 2008 through September 30, 2009. This income decreased for the three and nine months ended September 30, 2009 due to fewer communities sold or classified as discontinued operations as compared to the prior year periods.
Gain on sale of communities decreased for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 primarily due to the reduced number of communities sold and the amount of gains related to these sales in 2009 as compared to the prior year periods. The amount of gain realized upon disposition of communities depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.
Net income attributable to redeemable noncontrolling interests for the three and nine months ended September 30, 2009 resulted in income of $53,000 and $1,329,000, respectively compared to income of $695,000 and $484,000, respectively for the three and nine months ended September 30, 2008 due to recognition of income for our joint venture partners’ portion of expenses incurred by Fund II, as well as the conversion and redemption of limited partnership units in 2008 and 2009, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
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
The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Net income attributable to the Company	$58,154	$233,581	$123,253	$409,364
Dividends attributable to preferred stock	—	(2,175)	—	(6,525)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	56,239	51,263	163,891	151,307
Distributions to noncontrolling interests, including discontinued operations	14	57	52	171
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	—	—	—	(3,483)
Gain on sale of operating communities	(26,670)	(183,711)	(26,670)	(257,850)

FFO attributable to common stockholders	$87,737	$99,015	$260,526	$292,984

Weighted average common shares outstanding — diluted	80,609,277	77,580,847	80,170,093	77,516,222
EPS per common share — diluted	$0.72	$2.98	$1.54	$5.20

FFO per common share — diluted	$1.09	$1.28	$3.25	$3.78

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

	For the three months ended		For the nine months ended
	9-30-09	9-30-08	9-30-09	9-30-08
Net cash provided by operating activities	$83,250	$127,857	$272,978	$266,982

Net cash (used in) provided by investing activities	$(53,621)	$11,186	$(329,678)	$(191,565)

Net cash provided by (used in) financing activities	$308,946	$(67,358)	$545,357	$(16,669)

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
We regularly review our liquidity needs, the adequacy of cash flows from operations and other expected liquidity sources to meet these needs. We believe our principal short-term liquidity needs are to fund:
•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	debt service and principal payments either at maturity or opportunistic payments;

•	normal recurring operating expenses;

•	DownREIT partnership unit distributions; and

•	capital calls for the Fund and Fund II, as required.
While the constrained capital and credit markets experienced in 2008 continue into 2009, the credit and equity markets appear to be recovering and we expect to have adequate access to capital to meet near term liquidity needs. In 2009, we expect to meet all of our liquidity needs from a variety of internal and external sources, including borrowing capacity under our Credit Facility (as defined below), secured financings and other public or private sources of liquidity as discussed below, as well as our operating activities. To the extent that currently available internal and external resources do not satisfy our needs, we may seek additional external financing. Additional external financing could come from a variety of sources, such as public sales of debt or equity securities or unsecured or secured loans from financial institutions or other private or governmental lenders, among others. Private equity through joint ventures may also be used. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At September 30, 2009, we have unrestricted cash, cash equivalents and cash in escrow of $777,456,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.
Unrestricted cash and cash equivalents totaled $554,335,000 at September 30, 2009, an increase of $488,657,000 from $65,678,000 at December 31, 2008. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities increased to $272,978,000 for the nine months ended September 30, 2009 from $266,982,000 for the nine months ended September 30, 2008. The increase was driven primarily by the timing of general corporate payables and the payment of interest amounts in 2009 as compared to 2008.
Investing Activities – Net cash used in investing activities of $329,678,000 for the nine months ended September 30, 2009 related to investments in assets through the development and redevelopment. As of September 30, 2009, we invested $449,703,000 in the development of the following real estate and capital expenditures:
•	We had capital expenditures of $4,811,000 for real estate and non-real estate assets.

•	We invested approximately $444,892,000 in the development of communities.
These amounts are partially offset by the proceeds from the disposition of real estate of $67,893,000.
Financing Activities — Net cash provided by financing activities totaled $545,357,000 for the nine months ended September 30, 2009. The net cash provided is due primarily to the pooled secured financing executed in April 2009 for $741,140,000, the issuance of $500,000,000 aggregate principal amount of unsecured notes in September, and $102,442,000 received from the issuance of common stock, primarily through the Offering Program. These amounts were partially offset by the repayment of unsecured notes for $420,936,000, the payment of cash dividends in the amount of $211,269,000, the repayment of amounts outstanding on the Credit Facility, defined below, of $124,000,000, and the repayment of secured notes of $29,516,000.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option).
In the aggregate, we pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.64% on October 31, 2009). We had no outstanding balance under the Credit Facility’s competitive bid option at October 31, 2009. At October 31, 2009, there were no amounts outstanding on the Credit Facility, $37,884,000 was used to provide letters of credit, and $962,116,000 was available for borrowing under the Credit Facility.
We are subject to financial and other covenants contained in the Credit Facility; our Term Loan; and the indenture under which our unsecured notes were issued. The financial covenants include the following:
•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitation on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.
We were in compliance with these covenants at September 30, 2009.
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
Continuous Equity Offering Program
In August 2009, we commenced the Offering Program, under which we may sell up to an aggregate amount of $400,000,000 of our common stock. This program is available until the $400,000,000 is sold or August 2012, whichever occurs first. We may sell the shares in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with the Offering Program, we engaged sales agents who received compensation of 1.5% of the gross sales price for shares sold in the quarter ended September 30, 2009. During the quarter ended September 30, 2009, we sold 1,467,001 shares under this program at an average sales price of approximately $70 per share, resulting in net proceeds of approximately $100,000,000.
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

The following financing activity occurred during the three months ended September 30, 2009:
•	we repaid $102,562,000 of previously issued 7.5% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	we repaid $112,200,000 in unsecured debt, representing the second tranche of our Term Loan prior to its scheduled maturity of January 2010; and

•	we issued a total of $500,000,000 of unsecured notes under our existing shelf registration statement. The offering consisted of two separate $250,000,000 tranches with effective interest rates of 5.80% and 6.18%, maturing in March 2017 and March 2020, respectively.
The following additional financing activity has occurred for the nine months ended September 30, 2009:
•	we obtained secured financing for $741,140,000 pursuant to fourteen separate ten-year mortgage loans, each secured by one of our current communities at an average interest rate of 5.86%;

•	we obtained $93,440,000 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding; and

•	we repaid $23,613,000 in secured notes and repaid $207,461,000 par amount in unsecured notes.
Refer to Note 3, Notes Payable, Unsecured Notes and Credit Facility, in the Condensed Consolidated Financial Statements for further discussion.
In October 2009, we settled a cash tender offer, purchasing the following unsecured notes:
•	$46,001,000 principal amount of our $200,000,000 7.5% unsecured notes due December 2010 at a weighted average price of 107.50% of par;

•	$150,000,000 principal amount of our $300,000,000 6.625% unsecured notes due September 2011 at a weighted average price of 109.00% of par;

•	$55,600,000 principal amount of our $250,000,000 5.5% unsecured notes due in January 2012 at a weighted average price of 106.25% of par; and

•	$48,399,000 principal amount of our $250,000,000 6.125% unsecured notes due in November 2012 at a weighted average price of 108.75% of par.
In October 2009 we repurchased $10,100,000 principal amount of our 6.625% unsecured notes due September 2011 at a weighted average price of 107.0% of par.
We will record a charge for the purchase premium as well as certain deferred issuance costs related to the cash tender offer and additional unsecured notes repurchase activity above of approximately $26,000,000, in the fourth quarter of 2009. All of the notes we purchased were cancelled upon settlement.
In October 2009 we repaid the final $112,200,000 of our Term Loan outstanding prior to its scheduled maturity of January 2011.
In addition, in October 2009, we effectively converted $300,000,000 principal of our fixed rate unsecured notes with a weighted average maturity of approximately two years, to floating rate debt at a weighted average interest rate of three month LIBOR plus 5.42%, through the execution of $300,000,000 notional of interest rate swaps.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to real estate assets classified as held for sale, for debt outstanding at September 30, 2009 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding					Scheduled maturities
Community	rate (1)	date	12-31-08	9-30-09		2009	2010	2011	2012	2013	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.47%	Mar-2012	$14,680	$14,145		$184	$766	$816	$12,379	$—	$—
Avalon at Symphony Glen	5.17%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.94%	Feb-2025	11,665	11,338		112	466	495	526	559	9,180
Avalon Campbell	6.50%	Jun-2025	30,914	30,146	(2)	—	—	—	—	—	30,146
Avalon Pacifica	6.51%	Jun-2025	14,023	13,675	(2)	—	—	—	—	—	13,675
Avalon Fields	7.79%	May-2027	9,988	9,784		70	295	316	339	364	8,400
Avalon Oaks	7.49%	Jul-2041	16,940	16,831		38	157	168	180	193	16,095
Avalon Oaks West	7.54%	Apr-2043	16,795	16,696		34	142	152	162	173	16,033
Avalon at Chestnut Hill	6.15%	Oct-2047	41,834	41,586		84	349	368	388	409	39,988

			166,619	163,981		522	2,175	2,315	13,974	1,698	143,297

Variable rate (3)
Avalon Burbank	2.02%	Oct-2010	30,142	29,772		384	29,388	—	—	—	—
Waterford	1.26%	Jul-2014	33,100	33,100	(4)	—	—	—	—	—	33,100
Avalon at Mountain View	1.31%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.44%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.48%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	2.21%	Jun-2025	7,886	8,654	(2)	—	—	—	—	—	8,654
Avalon Pacifica	2.23%	Jun-2025	3,577	3,925	(2)	—	—	—	—	—	3,925
Avalon Bowery Place I	1.38%	Nov-2037	93,800	93,800		—	—	—	—	—	93,800
Avalon Bowery Place II	1.56%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.81%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Avalon Morningside Park	1.89%	Nov-2040	100,000	100,000	(5)	—	—	—	—	—	100,000
West Chelsea	0.33%	May-2012	—	93,440	(5)	—	—	—	93,440	—	—
Avalon Walnut Creek	3.00%	Mar-2046	116,000	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	6.14%	Mar-2046	10,000	10,000	(5)	—	—	—	—	—	10,000

			534,740	628,926		384	29,388	—	93,440	—	505,714

Conventional loans (6)
Fixed rate
$150 million unsecured notes	7.63%	Aug-2009	140,000	—		—	—	—	—	—	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	135,577	(7)	—	135,577	—	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	300,000	(8)	—	—	300,000	—	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	50,000		—	—	50,000	—	—	—
$250 million unsecured notes	5.74%	Jan-2012	235,000	235,000	(9)	—	—	—	235,000	—	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	250,000	(10)	—	—	—	250,000	—	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	—	100,000	—
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	—	150,000
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
$250 million unsecured notes	5.80%	Mar-2017	—	250,000		—	—	—	—	—	250,000
$250 million unsecured notes	6.18%	Mar-2020	—	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,801	7,635		76	239	7,320	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,218	6,089		44	183	193	204	216	5,249
4600 Eisenhower Avenue	—	Apr-2009	4,175	—		—	—	—	—	—	—
Avalon Orchards	7.77%	Jul-2033	19,322	19,091		80	333	357	382	409	17,530
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	—	—	—	170,125	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		—	—	—	—	94,572	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	—	—	110,600
Avalon Silicon Valley	5.73%	Jul-2015	150,000	150,000		—	—	—	—	—	150,000
Avalon Darien	6.22%	Nov-2015	51,749	51,322		176	660	702	746	793	48,245
Avalon Greyrock Place	6.10%	Nov-2015	62,400	61,874		216	811	861	914	971	58,101
Avalon Commons	6.10%	Dec-2013	55,100	55,100		—	—	693	734	53,673	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	—	21,130		—	—	183	285	301	20,361
Avalon Gates	5.93%	May-2019	—	41,321		—	—	357	557	589	39,818
Avalon at Stamford Harbor	5.93%	May-2019	—	65,695		—	—	568	885	937	63,305
Avalon Freehold	5.95%	May-2019	—	36,630		—	—	317	493	522	35,298
Avalon Run East II	5.95%	May-2019	—	39,250		—	—	339	529	560	37,822
Avalon Gardens	6.06%	May-2019	—	66,237		—	—	572	892	945	63,828
Avalon Edgewater	6.10%	May-2019	—	78,565		—	—	679	1,058	1,120	75,708
Avalon Foxhall	6.05%	May-2019	—	59,010		—	—	510	795	841	56,864
Avalon Gallery Place I	6.05%	May-2019	—	45,850		—	—	396	618	654	44,182
Avalon Traville	5.91%	May-2019	—	77,700		—	—	672	1,047	1,108	74,873
Avalon Bellevue	5.92%	May-2019	—	26,698		—	—	231	360	381	25,726
Avalon on the Alameda	5.91%	May-2019	—	53,980		—	—	467	727	770	52,016
Avalon Mission Bay North	5.91%	May-2019	—	73,269		—	—	633	987	1,045	70,604
Avalon Woburn	5.91%	May-2019	—	55,805		—	—	482	752	796	53,775

			2,409,562	3,440,625		592	137,803	366,532	497,965	431,328	2,006,405

Variable rate (3)
Avalon at Flanders Hill	—	May-2009	19,735	—		—	—	—	—	—	—
Avalon at Newton Highlands	2.25%	Dec-2009	34,945	33,980	(4)	33,980	—	—	—	—	—
Avalon at Crane Brook	1.86%	Mar-2011	31,530	30,625	(4)	196	1,169	29,260	—	—	—
Avalon at Bedford Center	1.78%	May-2012	16,361	15,996	(4)	127	527	560	14,782	—	—
Avalon Walnut Creek	6.70%	Mar-2046	9,000	9,000	(5)	—	—	—	—	—	9,000
$105.6 million unsecured notes	—	May-2009	105,600	—		—	—	—	—	—	—
$112.2 million unsecured notes	—	Jan-2010	112,200	—		—	—	—	—	—	—
$112.2 million unsecured notes	1.74%	Jan-2011	112,200	112,200	(11)	—	—	112,200	—	—	—

			441,571	201,801		34,303	1,696	142,020	14,782	—	9,000

Total indebtedness — excluding unsecured credit facility			$3,552,492	$4,435,333		$35,801	$171,062	$510,867	$620,161	$433,026	$2,664,416

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at September 30, 2009 and December 31, 2008 through a swap agreement. The portion of the debt fixed through a swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of September 30, 2009.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of September 30, 2009. Actual amounts drawn on the debt as of September 30, 2009 are $48,457 for Bowery Place II, $44,610 for Avalon Acton, $88,485 for Morningside Park, $53,394 for Walnut Creek, and $0 for West Chelsea.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,482 of debt discount as of September 30, 2009 and $2,035 of debt discount as of December 31, 2008, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we redeemed $46,001 principal amount of our $200,000 7.5% unsecured notes due December 2010.

(8)	In October 2009, we redeemed $160,100 principal amount of our $300,000 6.625% unsecured notes due September 2011.

(9)	In October 2009, we redeemed $55,600 principal amount of our $250,000 5.5% unsecured notes due January 2012.

(10)	In October 2009, we redeemed $48,399 principal amount of our $250,000 6.125% unsecured notes due November 2012.

(11)	In October 2009, we repaid $112,200 in unsecured debt, representing the third tranche of Term Loan, prior to its scheduled maturity in January 2011.
Future Financing and Capital Needs — Portfolio and Other Activity
As of September 30, 2009, we had nine new communities under construction, for which a total estimated cost of $287,956,000 remained to be invested. In addition, we had six wholly owned communities under reconstruction, for which a total estimated cost of $54,489,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, as well as development costs related to pursuing Development Rights, will be funded from:
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of September 30, 2009, were not significant. As a result we have not recorded any obligation associated with these guarantees at September 30, 2009.

•	The Fund has 22 loans secured by individual assets with amounts outstanding in the aggregate of $436,484,000, with varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The Fund also has $3,000,000 outstanding under a credit facility as of September 30, 2009, that matures in December 2009. The mortgage loans and the credit facility are payable by the Fund with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is secured by capital commitments. We have not guaranteed the debt of the Fund, nor do we have any obligation to fund this debt should the Fund be unable to do so.

In addition, as part of the formation of the Fund, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of the Fund, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,192,000 as of September 30, 2009). As of September 30, 2009, the expected realizable value of the real estate assets owned by the Fund is considered adequate to cover such potential payment to that partner under the expected Fund liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2009.

•	Fund II has one loan secured by an asset in the amount of $21,515,000 with a maturity of June 2019. This loan is payable by Fund II. As of September 30, 2009, Fund II also has $1,000,000 outstanding under a credit facility that matures in December 2010.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of the Fund (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $412,500 as of September 30, 2009). As of September 30, 2009, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2009.

•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $46,159,000 maturing in April 2016. The variable rate loan had an interest rate of 3.60% at September 30, 2009. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing for-sale town homes in Danvers, Massachusetts. The LLC has three separate variable rate loans with aggregate borrowings of $3,304,000 and a weighted average interest rate of 2.95% at September 30, 2009. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	PHVP I, LLC, a consolidated joint venture in which we hold a 99.0% controlling interest, constructed a public garage adjacent to our Walnut Creek development. As part of the construction management services we provided to PHVP I, LLC for the construction of the public garage, we provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing, which occurred in the third quarter of 2009. Our obligations under this guarantee therefore, have terminated and we have no further obligation under this agreement.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At September 30, 2009, we have an outstanding commitment to purchase the remaining land for approximately $51,500,000.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
In the third quarter of 2009, we entered into a lease agreement for office space in Arlington, VA. The office space will serve as our corporate headquarters, with relocation scheduled for the first quarter of 2010. The lease has a ten year lease term with rent of approximately $1,800,000 annually. We are considering options for leasing or selling the building that serves as our current headquarters in Alexandria, VA.
Development Communities
As of September 30, 2009, we had nine Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,421 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,218,900,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	Avalon White Plains	407	$153.0	Q2 2007	Q3 2008	Q4 2009	Q2 2010
	White Plains, NY
2.	Avalon Union City	439	120.9	Q3 2007	Q1 2009	Q4 2009	Q2 2010
	Union City, CA
3.	Avalon at Mission Bay North III	260	150.0	Q4 2007	Q2 2009	Q4 2009	Q2 2010
	San Francisco, CA
4.	Avalon Irvine	279	77.4	Q4 2007	Q2 2009	Q1 2010	Q3 2010
	Irvine, CA
5.	Avalon Fort Greene	631	306.8	Q4 2007	Q4 2009	Q1 2011	Q3 2011
	New York, NY
6.	Avalon Blue Hills	276	46.6	Q2 2008	Q1 2009	Q4 2009	Q2 2010
	Randolph, MA
7.	Avalon Walnut Creek (4)	422	151.7	Q3 2008	Q3 2010	Q1 2011	Q3 2011
	Walnut Creek, CA
8.	Avalon Norwalk	311	86.4	Q3 2008	Q3 2010	Q2 2011	Q4 2011
	Norwalk, CT
9.	Avalon Towers Bellevue	396	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
	Bellevue, WA

	Total	3,421	$1,218.9

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.

Redevelopment Communities
As of September 30, 2009, there were six communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $112,100,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining the level of our redevelopment activity related to communities in our current operating portfolio for the remainder of 2009. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon Woodland Hills	663	$72.1	$110.6	Q4 2007	Q3 2010	Q1 2011
	Woodland Hills, CA
2.	Avalon at Diamond Heights	154	25.3	30.6	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
3.	Avalon Burbank	400	71.0	94.4	Q3 2008	Q3 2010	Q1 2011
	Burbank, CA
4.	Avalon Pleasanton	456	63.0	80.9	Q2 2009	Q4 2011	Q2 2012
	Pleasanton, CA
5.	Avalon Watch	512	30.2	50.6	Q2 2009	Q1 2012	Q3 2012
	West Windsor, NJ
6.	Avalon at Cedar Ridge	195	27.7	34.3	Q3 2009	Q1 2011	Q3 2011
	Daly City, CA

	Total	2,380	$289.3	$401.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
At September 30, 2009 we held 27 Development Rights for the future development of new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally prefer to hold Development Rights through options to acquire land, although for 13 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 6,788 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At September 30, 2009, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $80,908,000 relating to Development Rights that we consider probable for future development. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $243,656,000 are reflected as land held for development on the Condensed Consolidated Balance Sheet as of September 30, 2009.

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
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Northborough, MA Phase II	219	$36
2.	West Long Branch, NJ	180	30
3.	Rockville Centre, NY Phase I	210	78
4.	Greenburgh, NY Phase II	288	77
5.	Plymouth, MA Phase II	92	20
6.	Wood-Ridge, NJ Phase I	216	49
7.	Seattle, WA	204	58
8.	Lynnwood, WA Phase II	82	18
9.	Wilton, CT	100	30
10.	New York, NY	691	307
11.	San Francisco, CA	173	65
12.	Rockville Centre, NY Phase II	139	51
13.	Boston, MA	180	97
14.	Dublin, CA Phase II	505	147
15.	Shelton, CT	251	66
16.	Roselle Park, NJ	249	54
17.	Brooklyn, NY	861	443
18.	Stratford, CT	130	22
19.	Rockville, MD	240	62
20.	Greenburgh, NY Phase III	156	43
21.	Wood-Ridge, NJ Phase II	190	43
22.	Tysons Corner, VA	338	87
23.	Yaphank, NY	343	57
24.	Cohasset, MA	200	38
25.	North Bergen, NJ	164	47
26.	Seattle, WA II	272	81
27.	Andover, MA	115	26

	Total	6,788	$2,132

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.
Other Land and Real Estate Assets
We currently own land parcels with a carrying basis of approximately $106,307,000 that we are no longer holding for development. We believe that the current carrying basis of these assets is such that there is no charge for impairment, or further charge in the case of assets previously impaired, required. However we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying basis of the assets is greater than the current fair value, less costs to dispose.
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
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) asset impairment evaluation and (iv) REIT status. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2008.
Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As previously reported, we are involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The Equal Rights Center (“ERC”) filed a complaint against us on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. On October 30, 2009, we entered into a proposed consent decree with the ERC to settle this litigation without admitting liability and on November 2, 2009, the court approved the consent decree. Under the consent decree, AvalonBay (i) will make a payment to ERC to compensate it for the attorneys’ fees and other costs incurred by it related to the litigation, and (ii) will inspect and, if necessary, remediate up to 8,250 apartment units and related public and common areas at AvalonBay’s communities. The payment to be made to ERC is not material to our financial condition or results of operations. We expect that the remediation resulting from the inspections, which should occur over approximately a four year period, will enhance and/or extend the useful life of the applicable communities and will therefore be capitalized to real estate values. Although we will not be able to determine the exact remediation or associated costs until inspections are completed, we do not believe that the remediation costs will be material to the Company.

On August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon

Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. Due to the preliminary nature of the Department of Justice matter, including whether the scope of their suit will be extended to other properties, we cannot predict or determine the outcome of that matter, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
On August 1, 2008, we filed a lawsuit in the Superior Court of the State of Washington in the County of King (Avalon DownREIT V, L.P., v Grand-Glacier, LLC et al) relating to our assertion that the homeowners association in which our former Avalon Wynhaven community is a part, systematically overcharged us for various shared costs. We recently sold this property and agreed to indemnify the buyer for annual association fees to the extent they exceed an amount that we each agreed was reasonable. The defendants have filed a cross-claim against Avalon DownREIT V, L.P. seeking foreclosure of the property and satisfaction of all amounts alleged to be due. We intend to vigorously pursue our claim and defend against the counter claim. We cannot predict the likely terms of a final judgment or settlement.

In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.
Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, Item 1a. “Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2008.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number	(b)	Shares Purchased	Under the Plans or
	of Shares	Average Price	as Part of Publicly	Programs
	Purchased	Paid per	Announced Plans	(in thousands)
Period	(1)	Share	or Programs	(2)
July 1— July 31, 2009	—	—	—	$200,000
August 1— August 31, 2009	525	$65.14	—	$200,000
September 1— September 30, 2009	1,869	$75.74	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.
Item 3.	Defaults Upon Senior Securities

None.
Item 4.	Submission of Matters to a Vote of Security Holders

None.
Item 5.	Other Information

None.
Item 6.	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed on May 28, 2009.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

Exhibit No.		Description

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended September 30, 2009, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: November 06, 2009	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer (Principal Executive Officer)

Date: November 06, 2009	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer (Principal Financial Officer)