Form 10-K
period 2009-12-31
AVALONBAY COMMUNITIES INC
filed 2010-03-01
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☑
The aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2009 was $4,435,004,264.
The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2010 was 81,546,465.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2010 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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
General
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust, (“REIT”), for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier to entry markets of the United States. These barriers to entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in New England, the New York/New Jersey metro area, the Washington DC Metro area, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. We focus on these markets because we believe that over the long-term, a limited new supply of apartment homes and lower housing affordability in these markets will result in higher growth in cash flows relative to other markets.
At January 31, 2010, we owned or held a direct or indirect ownership interest in:
•	164 operating apartment communities containing 47,631 apartment homes in ten states and the District of Columbia, of which, 140 were consolidated communities containing 42,108 apartment homes, three communities containing 983 apartment homes were held by joint ventures in which we own an interest, and 21 communities containing 4,540 apartment homes were owned by the Funds (as defined below). Seven of the consolidated communities containing 2,615 apartment homes were under redevelopment, as discussed below;
•	seven communities under construction that are expected to contain an aggregate of 2,438 apartment homes when completed; and
•	rights to develop an additional 28 communities that, if developed in the manner expected, will contain an estimated 7,180 apartment homes.
We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.
Our consolidated real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful as well as communities that are planned for disposition during the current year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.
Our principal financial goal is to increase long-term stockholder value through the development, acquisition, operation and, when appropriate, disposition of apartments in our markets. To help fulfill this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire an interest in apartment communities in high barrier to entry markets with growing or high potential for demand and high for-sale housing costs, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales, and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. Our time-tested strategy is to be leaders in customer insight, market research and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing US submarkets. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
During the three years ended December 31, 2009, excluding activity for the Funds (as defined below), we acquired one apartment community. This community’s financial results are consolidated for financial reporting purposes. During the same three-year period, excluding dispositions in which we retained an ownership interest, we disposed of 19 apartment communities, disposed of one investment in a real estate joint venture and completed the development of 30 apartment communities and the redevelopment of 10 apartment communities.
During this period, we also realized gains from the sale of a community owned by AvalonBay Value Added Fund, L.P. (“Fund I”), an institutional discretionary investment fund, which we manage and in which we own a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in March 2008, Fund I acquired 20 communities. Fund I sold one community in 2008.
In September 2008, we formed AvalonBay Value Added Fund II, L.P. (“Fund II”), an additional institutional discretionary investment fund which we manage and in which we currently own a 31.3% interest. After adding additional equity commitments in the second quarter of 2009, a total of five institutional investors and the Company collectively committed $400,000,000, of which our commitment is $125,000,000. During 2009, Fund II acquired two communities. A more detailed description of Fund I and Fund II (collectively, the “Funds”) and the related investment activity can be found in the discussion under Item I., “Business — General — Financing Strategy” and Note 6, “Investments in Real Estate Entities” of the Consolidated Financial Statements in Item 8 of this report.
During 2009, we sold seven real estate assets, resulting in a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $65,946,000.
A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.

Development Strategy. We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in high barrier to entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Alexandria, Virginia, we also maintain regional offices, administrative offices or specialty offices in or near the following cities:
•	Boston, Massachusetts;
•	Chicago, Illinois;
•	Long Island, New York;
•	Los Angeles, California;
•	New York, New York;
•	Newport Beach, California;
•	San Francisco, California;
•	San Jose, California;
•	Seattle, Washington;
•	Shelton, Connecticut;
•	Virginia Beach, Virginia; and
•	Woodbridge, New Jersey.
We will be moving our principal executive office to Arlington, Virginia by June 2010.
After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire the target site shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. For further discussion of our Development Rights, refer to Item 2., “Communities” in this report.
We generally act as our own general contractor and construction manager, except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors or construction managers. We generally perform these functions directly (although we may use a wholly owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe this enables us to achieve higher construction quality, greater control over construction schedules and significant cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.
During periods where competition for development land is more intense, we may acquire improved land with existing commercial uses and rezone the site for multi-family residential use. During the period that we hold these buildings for future development, the net revenue from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.
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
Disposition Strategy. We sell assets that no longer meet our long-term strategy or when market conditions are favorable, and we redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across or within geographic regions. This also allows us to realize a portion of the value created through our investments and provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally. When we decide to sell a community, we solicit competing bids from unrelated parties for these individual assets and consider the sales price of each proposal.
Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. In September 2008, we formed Fund II, which serves as the exclusive vehicle through which we acquire additional investments in apartment communities until the earlier of September 2011 or until 90% of its committed capital is invested, subject to limited exceptions. As of December 31, 2009, Fund II had acquired two communities.
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
On-site property management teams receive bonuses based largely upon the net operating income (“NOI”) produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

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
Financing Strategy. We maintain a capital structure that provides financial flexibility to ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,000,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, including interest rates, our short and long-term liquidity needs, the adequacy of our expected liquidity sources, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.
We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures. Our decision whether to hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller of land or of a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Investments in joint ventures are not limited to a specified percentage of our assets. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.
From its inception in 2005 until the investment period closed in March 2008, Fund I was the exclusive vehicle through which we invested in the acquisition of apartment communities, subject to certain exceptions. In September 2008, we formed Fund II. Fund II now serves as the exclusive vehicle through which we invest in the acquisition of apartment communities, subject to certain exceptions, until the earlier of September 2011 or until 90% of its committed capital is invested. These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for Fund II. Fund II does not restrict our development activities, and will terminate after a term of ten years, subject to two one-year extensions. Fund II has equity commitments from five institutional investors who, with the Company, collectively committed $400,000,000, of which our commitment is $125,000,000. A significant portion of the investments made in the Funds by investors have been or will be made through an entity that qualifies, or that will qualify as a REIT and in which we also own an equity interest. As of January 31, 2010, Fund II has made two investments, for a total of $104,330,000 invested. In February 2010, Fund II purchased its third community for a purchase price of $31,250,000.
In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.
Other Strategies and Activities. While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents. As of December 31, 2009, we had a total of 456,260 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2009 was $8,915,000 (1.0% of total revenue). If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. At present, through a taxable REIT subsidiary that is a 50% partner in Aria at Hathorne, LLC, we have an economic interest in the development of for-sale town homes that have a total projected capital cost of $23,621,000. This for-sale development is on a site that is adjacent to our Avalon Danvers community and that is zoned for for-sale development. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.
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
Tax Matters
We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.
Competition
We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other REITs, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although we often compete against large sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.
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
We believe that more government regulation of energy use, along with a greater focus on environmental protection may, over time, have a significant impact on urban growth patterns. If changes in zoning to encourage greater density and proximity to mass transit do occur, such changes could benefit multifamily housing and those companies with a competency in high-density development. However, there can be no assurance as to whether or when such changes in regulations or zoning will occur or, if they do occur, whether the multifamily industry or the Company will benefit from such changes.
Other Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-202-551-8090 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC’s website at www.sec.gov. In addition, you may read our SEC fillings at the offices of the New York Stock Exchange (“NYSE”), which is located at 11 Wall Street, New York, New York 10005. Our SEC filings are available at the NYSE because our common stock is listed on the NYSE.
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
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2010, we had 1,877 employees.

ITEM 1a. RISK FACTORS
Our operations involve various risks that could have adverse consequences, including those described below. This Item 1a. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in this Form 10-K.
Development, redevelopment and construction risks could affect our profitability.
We intend to continue to develop and redevelop apartment home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may be exposed to the following risks:
•	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;
•	occupancy rates and rents at a community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;
•	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;
•	we may incur costs that exceed our original estimates due to increased material, labor or other costs;
•	occupancy rates and rents at a community may fail to meet our expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;
•	we may be unable to complete construction and lease-up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;
•	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a community, which may cause us to delay or abandon an opportunity;
•	we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements); and
•	we may incur liability if our communities are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants, and a requirement that we undertake structural modifications to remedy the noncompliance. We are currently engaged in litigation alleging noncompliance with these statutes. See Item 3., “Legal Proceedings.”
We project construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty. Construction costs may increase, particularly for labor and certain materials and, for some of our Development Communities and Development Rights (as defined below), the total construction costs may be higher than the original budget. Total capitalized cost includes all capitalized costs incurred and projected to be incurred to develop or redevelop a community, determined in accordance with GAAP, including:
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
Unfavorable changes in market and economic conditions could hurt occupancy, rental rates, operating expenses, and the overall market value of our assets, including joint ventures and investments in the Funds.
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
Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord/tenant laws, or (iii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes.
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
Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings, and common stock price, among other things.
In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. We believe that the lenders under our Credit Facility will fulfill their lending obligations thereunder, but if economic conditions deteriorate there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely impacted.
Insufficient cash flow could affect our debt financing and create refinancing risk.
We are subject to the risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In this regard, we note that in order for us to continue to qualify as a REIT, we are required to annually distribute dividends generally equal to at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain. This requirement limits the amount of our cash flow available to meet required principal and interest payments. The principal outstanding balance on a portion of our debt will not be fully amortized prior to its maturity. Although we may be able to repay our debt by using our cash flows, we cannot assure you that we will have sufficient cash flows available to make all required principal payments. Therefore, we may need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that a refinancing will not be done on as favorable terms, either of which could have a material adverse effect on our financial condition and results of operations.
Rising interest rates could increase interest costs and could affect the market price of our common stock.
We currently have, and may in the future incur, contractual variable interest rate debt, as well as effective variable interest rate debt achieved through the use of qualifying hedging relationships. In addition, we regularly seek access to both fixed and variable rate debt financing to repay maturing debt and to finance our development and redevelopment activity. Accordingly, if interest rates increase, our interest costs will also rise, unless we have made arrangements that hedge the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.

Bond financing and zoning compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2009, approximately 6.8% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.
In addition, some of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal of, and interest on, the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur under the applicable tax-exempt bonds and the community could be foreclosed upon if we do not redeem the bonds.
Risks related to indebtedness.
We have a Credit Facility with JPMorgan Chase Bank, N.A., and Wachovia Bank, N.A., serving together as syndication agent and as banks, Bank of America, N.A., serving as administrative agent, swing lender, issuing bank and a bank, Morgan Stanley Bank, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, serving collectively as documentation agent and as banks, and a syndicate of other financial institutions, serving as banks. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.
The mortgages on those of our properties subject to secured debt, our Credit Facility and the indenture under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs. Refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion.
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
The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.
We may choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.
We may distribute taxable dividends that are payable in part in our stock, as we did in the fourth quarter of 2008. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends. .
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
We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. As noted above, we also own and lease ancillary retail space when a retail component represents the best use of the space, as is often the case with large urban in-fill developments. Also, as noted above in Item 1., “Business,” through a taxable REIT subsidiary that is a joint venture partner, we have a 50% economic interest in a for-sale development with a total estimated capital cost at completion of $23,621,000, on a site adjacent to one of our communities. We may engage or have an interest in for-sale activity in the future. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in other activities. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and

lack of familiarity with local governmental and permitting procedures. We may be unsuccessful in owning and leasing retail space at our communities or in developing real estate with the intent to sell.
Land we hold with no current intent to develop may be subject to future impairment charges
We own parcels of land that we do not currently intend to develop. As discussed in Item 2., “Communities — Other Land and Real Estate Assets,” in the event that the fair market value of a parcel changes such that the we determine that the carrying basis of the parcel reflected in our financial statements is greater than the parcel’s then current fair value, less costs to dispose, we would be subject to an impairment charge, which would reduce our net income.
Risks involved in real estate activity through joint ventures.
Instead of acquiring or developing apartment communities directly, at times we invest as a partner or a co-venturer. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction.
Risks associated with an investment in and management of discretionary investment funds.
We formed Fund I which, through a wholly owned subsidiary, we manage as the general partner and in which we have invested approximately $50,000,000 at December 31, 2009, representing our total capital commitment, for an equity interest of approximately 15%. We have also formed Fund II which, through a wholly owned subsidiary, we manage as the general partner and to which we have committed $125,000,000, representing a current equity interest of approximately 31%. We have invested approximately $17,500,000 at December 31, 2009 in Fund II. These Funds present risks, including the following:
•	investors in Fund II may fail to make their capital contributions when due and, as a result, Fund II may be unable to execute its investment objectives;
•	our subsidiaries that are the general partners of the Funds are generally liable, under partnership law, for the debts and obligations of the respective Funds, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Funds;
•	investors in the Funds holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by the Funds;
•	while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Funds to make certain investments or implement certain decisions that we consider beneficial;
•	we can develop communities but have been generally prohibited from making acquisitions of apartment communities outside of Fund II, which is our exclusive investment vehicle until September 2011 or when 90% of Fund II’s capital is invested, subject to certain exceptions; and
•	we may be liable and/or our status as a REIT may be jeopardized if either the Funds, or the REITs through which a number of investors have invested in the Funds and which we manage, fail to comply with various tax or other regulatory matters.
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
Particularly in New England and the Midwest, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice as well as from delays in construction. In addition, inclement weather could increase the need for maintenance and repair of our communities.
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

All of our stabilized operating communities, and all of the communities that we are currently developing, have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination or remediation costs exceed estimates. There can be no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. To help limit mold growth, we educate residents about the importance of adequate ventilation and request or require that they notify us when they see mold or excessive moisture. We have established procedures for promptly addressing and remediating mold or excessive moisture from apartment homes when we become aware of its presence regardless of whether we or the resident believe a health risk is presented. However, we cannot provide assurance that mold or excessive moisture will be detected and remediated in a timely manner. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities that may exceed any applicable insurance coverage. Our communities may also be affected by potential vapor intrusion risks resulting from subsurface soil or groundwater contamination by volatile organic compounds, which may require investigation or remediation and could subject the Company to liability.
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
Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our shareholders. In addition, we may engage in activities that are not customarily provided by a landlord through taxable subsidiaries and will be subject to federal income tax at regular corporate rates on the income of those subsidiaries.
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
To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Securities Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but is not required to do so even if such waiver would not affect our qualification as a REIT. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of common stock.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2009, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2008, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities includes all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement, or by one of the Funds.
Development Communities are communities that are under construction and for which a certificate of occupancy has not been received for the entire community. These communities may be partially complete and operating.
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

In addition, we own approximately 60,000 square feet of office space in Alexandria, Virginia, for our corporate office, with all other regional and administrative offices leased under operating leases. In the third quarter of 2009 we entered into a ten-year operating lease for approximately 50,744 square feet of office space in Arlington, Virginia, which will serve as the location for our corporate office by the end of the second quarter 2010. We are exploring alternatives to lease or sell the office space in Alexandria, Virginia.
As of December 31, 2009, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	22	5,359
Metro NY/NJ	18	5,895
Mid-Atlantic/Midwest	15	6,088
Pacific Northwest	8	1,943
Northern California	15	4,432
Southern California	12	3,679

Total Established	90	27,396

Other Stabilized Communities:
New England	12	3,334
Metro NY/NJ	11	3,241
Mid-Atlantic/Midwest	13	3,616
Pacific Northwest	4	1,021
Northern California	11	2,989
Southern California	10	1,718

Total Other Stabilized	61	15,919

Lease-Up Communities	7	1,996

Redevelopment Communities	7	2,615

Total Current Communities	165	47,926

Development Communities	7	2,438

Development Rights	28	7,180

Our holdings under each of the above categories are discussed on the following pages.
Current Communities
Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings. As of January 31, 2010, these include 113 garden-style (of which 15 are mixed communities and/or include town homes), 22 high-rise and 29 mid-rise apartment communities.
Our communities offer a variety of quality amenities and features, including:
•	gourmet kitchens;
•	lofts and vaulted ceilings;
•	walk-in closets;
•	fireplaces;
•	patios/decks; and
•	modern appliances.
Other features at various communities may include:

•	swimming pools;
•	fitness centers;
•	tennis courts; and

•	wi-fi lounges.
We also have an extensive and ongoing maintenance program to continually maintain and enhance our communities and apartment homes. The aesthetic appeal of our communities and a service-oriented property management team, focused on the specific needs of residents, enhances market appeal to discriminating residents. We believe our mission of Enhancing the Lives of our Residents helps us achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.
Our Current Communities are located in the following geographic markets:

	Number of		Number of apartment		Percentage of total
	communities at		homes at		apartment homes at
	1-31-09	1-31-10	1-31-09	1-31-10	1-31-09	1-31-10
New England	36	36	9,077	9,132	19.9%	19.2%
Boston, MA	24	25	6,460	6,683	14.2%	14.0%
Fairfield County, CT	12	11	2,617	2,449	5.7%	5.2%

Metro NY/NJ	31	32	9,353	10,255	20.4%	21.5%
Long Island, NY	7	6	1,732	1,732	3.8%	3.6%
Northern New Jersey	5	5	1,618	1,618	3.5%	3.4%
Central New Jersey	7	6	2,258	2,258	4.9%	4.7%
New York, NY	12	15	3,745	4,647	8.2%	9.8%

Mid-Atlantic/Midwest	30	27	9,213	9,409	20.2%	19.8%
Washington, DC	24	22	7,661	8,152	16.8%	17.1%
Chicago, IL	6	5	1,552	1,257	3.4%	2.7%

Pacific Northwest	11	12	2,746	2,964	6.0%	6.2%
Seattle, WA	11	12	2,746	2,964	6.0%	6.2%

Northern California	32	32	8,879	9,160	19.4%	19.2%
Oakland-East Bay, CA	8	9	2,394	2,833	5.2%	5.9%
San Francisco, CA	11	12	2,489	2,749	5.4%	5.8%
San Jose, CA	13	11	3,996	3,578	8.8%	7.5%

Southern California	24	25	6,460	6,711	14.1%	14.1%
Los Angeles, CA	12	12	3,345	3,345	7.3%	7.0%
Orange County, CA	8	9	1,896	2,147	4.1%	4.5%
San Diego, CA	4	4	1,219	1,219	2.7%	2.6%

	164	164	45,728	47,631	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2009, we completed construction of 2,526 apartment homes in nine communities and sold 1,037 apartment homes in five communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 14.3 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the average age of our Current Communities is 9.2 years.
Of the Current Communities, as of January 31, 2010, we own:
•	a full fee simple, or absolute, ownership interest in 124 operating communities, ten of which are on land subject to land leases expiring in October 2026, November 2028, July 2029, December 2034, July 2062, December 2073, April 2095, September 2105 and March 2142;
•	a general partnership interest in three partnerships that each own a fee simple interest in an operating community;
•	a general partnership interest and an indirect limited partnership interest in both Fund I and Fund II. Subsidiaries of Fund I own a fee simple interest in 19 operating communities, and subsidiaries of Fund II own a fee simple interest in two operating communities;
•	a general partnership interest in two partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of nine communities;

•	a membership interest in six limited liability companies that each hold a fee simple interest in an operating community, two of which are on land subject to land leases expiring in September 2044, and November 2089; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006.
For some communities, a land lease is used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. We have options to purchase the underlying land for the leases that expire in October 2026, November 2028, July 2029, December 2034, April 2095 and March 2142. We also hold, directly or through wholly owned subsidiaries, the full fee simple ownership interest in the seven Development Communities, all of which are currently consolidated for financial reporting purposes and two of which are subject to land leases expiring in May 2105 and April 2106.
In our two partnerships structured as DownREITs, either AvalonBay or one of our wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2010, there were 15,351 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average				rental rate			Financial
		Number of	rentable		completion /	size	occupancy	economic occupancy				$ per	$ per		reporting
	City and state	homes	area (Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	at 12/31/09	2009		2008		Apt (4)	Sq. Ft.		cost (5)
CURRENT COMMUNITIES

NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	237,855	16.1	1994	1,201	91.9%	95.0%		97.6%		1,818	1.44		16,460
Avalon Oaks	Wilmington, MA	204	237,167	22.5	1999	1,163	96.1%	97.1%		95.6%		1,467	1.23		21,290
Avalon Summit	Quincy, MA	245	224,974	8.0	1986/1996	918	91.4%	96.0%		97.1%		1,361	1.42		17,694
Avalon Essex	Peabody, MA	154	201,063	11.1	2000	1,306	95.5%	96.3%		96.3%		1,572	1.16		22,023
Avalon at Prudential Center	Boston, MA	780	759,130	1.0	1968/1998	973	95.1%	93.8%		97.5%		3,005	2.90		157,333
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,111	96.7%	96.3%		93.9%		1,355	1.17		16,984
Avalon Orchards	Marlborough, MA	156	179,227	23.0	2002	1,149	97.4%	96.4%		97.0%		1,528	1.28		21,417
Avalon at Newton Highlands (8)	Newton, MA	294	339,537	7.0	2003	1,155	94.9%	96.1%		96.2%		2,149	1.79		57,258
Avalon at The Pinehills I	Plymouth, MA	101	151,629	6.0	2004	1,501	95.1%	95.0%		95.9%		1,909	1.21		20,008
Avalon at Crane Brook	Peabody, MA	387	433,778	20.0	2004	1,121	95.4%	95.6%		96.4%		1,383	1.18		54,961
Essex Place	Peabody, MA	286	250,473	18.0	2004	876	94.4%	93.9	%(2)	88.8	%(2)	1,235	1.32	(2)	35,411
Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	2005	1,149	92.8%	95.5%		95.3%		1,738	1.45		24,804
Avalon Chestnut Hill	Chestnut Hill, MA	204	271,899	4.7	2007	1,333	95.1%	96.0%		93.1%		2,316	1.67		60,483
Avalon Shrewsbury	Shrewsbury, MA	251	274,780	25.5	2007	1,095	92.0%	94.7%		95.0%		1,361	1.18		35,760
Avalon Danvers	Danvers, MA	433	512,991	75.0	2006	1,185	96.1%	95.1%		86.4%		1,492	1.20		82,956
Avalon Woburn	Woburn, MA	446	486,091	56.0	2007	1,090	95.5%	96.4%		96.7%		1,590	1.41		83,327
Avalon at Lexington Hills	Lexington, MA	387	511,454	23.0	2007	1,322	95.6%	94.8%		71.1	%(3)	1,877	1.35		86,984
Avalon Acton	Acton, MA	380	373,690	50.3	2007	983	94.5%	95.0%		59.2	%(3)	1,312	1.27		62,883
Avalon Sharon	Sharon, MA	156	178,628	27.2	2007	1,145	98.1%	96.5%		62.3	%(3)	1,618	1.36		30,221
Avalon at Center Place (11)	Providence, RI	225	233,910	1.2	1991/1997	1,040	93.3%	95.0%		94.5%		1,952	1.78		29,537
Avalon at Hingham Shipyard	Hingham, MA	235	298,981	12.9	2009	1,272	97.5%	80.1	%(3)	17.1%		1,735	1.09	(3)	54,221
Avalon Northborough I	Northborough, MA	163	183,000	14.0	2009	1,123	97.6%	53.0	%(3)	N/A		3,626	1.71	(3)	25,030
Avalon Blue Hills	Randolph, MA	276	307,085	23.1	2009	1,113	82.3%	42.7	%(3)	N/A		7,314	2.80	(3)	45,316

Fairfield-New Haven, CT
Avalon Gates	Trumbull, CT	340	389,047	37.0	1997	1,144	95.6%	96.9%		96.5%		1,618	1.37		37,712
Avalon Glen	Stamford, CT	238	265,940	4.1	1991	1,117	95.8%	95.2%		97.1%		1,892	1.61		32,566
Avalon Springs	Wilton, CT	102	160,159	12.0	1996	1,570	95.1%	95.2%		94.2%		2,825	1.71		17,299
Avalon Valley	Danbury, CT	268	303,193	17.1	1999	1,131	98.9%	96.4%		95.7%		1,616	1.38		26,443
Avalon on Stamford Harbor	Stamford, CT	323	337,572	12.1	2003	1,045	93.8%	94.8%		96.5%		2,421	2.19		62,969
Avalon New Canaan (9)	New Canaan, CT	104	145,118	9.1	2002	1,395	97.1%	94.2%		96.1%		2,648	1.79		24,469
Avalon at Greyrock Place	Stamford, CT	306	334,381	3.0	2002	1,093	95.8%	95.3%		96.3%		2,097	1.83		70,844
Avalon Danbury	Danbury, CT	234	238,952	36.0	2005	1,021	97.4%	95.6%		96.0%		1,584	1.48		35,621
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,283	94.7%	93.7%		94.7%		2,433	1.78		41,598
Avalon Milford I	Milford, CT	246	230,246	22.0	2004	936	97.2%	97.9%		96.2%		1,441	1.51		31,501
Avalon Huntington	Shelton, CT	99	145,573	7.1	2008	1,470	91.9%	86.8%		17.0	%(3)	2,029	1.20		25,214

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average				rental rate			Financial
		Number of	rentable		completion /	size	occupancy	economic occupancy				$ per	$ per		reporting
	City and state	homes	area (Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	at 12/31/09	2009		2008		Apt (4)	Sq. Ft.		cost (5)
METRO NY/NJ

Long Island, NY
Avalon Commons	Smithtown, NY	312	385,290	20.6	1997	1,235	96.2%	94.5%		95.0%		2,060	1.58		34,105
Avalon Towers	Long Beach, NY	109	135,036	1.3	1990/1995	1,239	94.5%	96.0%		97.4%		3,551	2.75		21,594
Avalon Court	Melville, NY	494	601,342	35.4	1997/2000	1,217	97.4%	95.2%		94.2%		2,375	1.86		60,411
Avalon at Glen Cove South (11)	Glen Cove, NY	256	262,285	4.0	2004	1,025	93.8%	95.1%		95.8%		2,265	2.10		68,152
Avalon Pines I & II	Coram, NY	450	547,981	74.0	2005/2006	1,218	96.2%	94.7%		95.8%		1,958	1.52		71,712
Avalon at Glen Cove North (11)	Glen Cove, NY	111	100,851	1.3	2007	909	97.3%	95.3%		96.8%		2,076	2.18		39,944

Northern New Jersey
Avalon Cove	Jersey City, NJ	504	640,467	11.0	1997	1,271	96.4%	96.1%		96.1%		2,719	2.06		93,581
Avalon at Edgewater	Edgewater, NJ	408	438,670	7.6	2002	1,075	97.1%	95.8%		96.3%		2,290	2.04		75,438
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	95.6%	96.3%		95.8%		2,576	2.03		42,115
Avalon Lyndhurst	Lyndhurst, NJ	328	352,462	5.8	2006	1,075	93.9%	96.1%		94.9%		2,023	1.81		80,984

Central New Jersey
Avalon Run (7) & Run East (8)	Lawrenceville, NJ	632	718,101	36.1	1994/1996	1,136	95.7%	95.7%		95.1%		1,484	1.25		76,725
Avalon Watch	West Windsor, NJ	512	496,141	64.4	1988	969	93.8%	96.0	%(2)	96.0%		1,393	1.38	(2)	36,111
Avalon at Freehold	Freehold, NJ	296	317,416	40.3	2002	1,072	94.6%	96.2%		96.2%		1,708	1.53		34,826
Avalon Run East II	Lawrenceville, NJ	312	341,292	70.5	2003	1,094	97.1%	95.5%		96.0%		1,753	1.53		52,238
Avalon at Tinton Falls	Tinton Falls, NJ	216	240,747	35.0	2007	1,115	96.3%	95.9%		56.3	%(3)	1,756	1.51		41,045

New York, NY
Avalon Gardens	Nanuet, NY	504	617,992	62.5	1998	1,226	96.2%	96.9%		97.0%		2,082	1.64		55,579
Avalon Green	Elmsford, NY	105	115,038	16.9	1995	1,096	96.2%	97.3%		97.4%		2,327	2.07		13,951
Avalon Willow	Mamaroneck, NY	227	240,459	4.0	2000	1,059	96.0%	97.1%		98.0%		2,188	2.01		47,603
The Avalon	Bronxville, NY	110	148,335	1.5	1999	1,349	97.3%	96.1%		97.7%		3,660	2.61		31,579
Avalon Riverview I (11)	Long Island City, NY	372	352,988	1.0	2002	949	94.9%	96.8%		96.8%		3,139	3.20		95,234
Avalon Bowery Place I	New York, NY	206	162,000	1.1	2006	786	97.0%	95.5%		96.2%		4,037	4.90		92,810
Avalon Riverview North (11)	Long Island City, NY	602	519,092	1.8	2007	862	93.9%	96.2%		92.2	%(3)	2,746	3.06		169,329
Avalon on the Sound (11)	New Rochelle, NY	412	415,369	2.4	2001	1,008	96.4%	96.7%		96.2%		2,204	2.11		117,354
Avalon on the Sound East (11)	New Rochelle, NY	588	622,999	1.7	2007	1,060	94.9%	96.1%		79.6	%(3)	2,270	2.06		179,654
Avalon Bowery Place II	New York, NY	90	73,624	1.1	2007	818	96.0%	94.1%		97.1%		3,554	4.09		55,766
Avalon White Plains	White Plains, NY	407	379,555	0.1	2009	933	86.0%	54.3	%(3)	14.2%		2,477	1.44	(3)	150,431
Avalon Morningside Park (11)	New York, NY	295	243,157	0.8	2009	824	93.2%	89.5	%(3)	25.5%		2,857	3.10	(3)	109,654
Avalon Charles Pond	Coram, NY	200	176,000	39.0	2009	880	96.5%	50.5	%(3)	N/A		4,382	2.51	(3)	48,078

MID-ATLANTIC/MIDWEST

Baltimore, MD
Avalon at Fairway Hills I, II, & III (7)	Columbia, MD	720	724,027	59.0	1987/1996	1,006	95.4%	96.3%		94.6%		1,335	1.28		52,948
Avalon Symphony Woods (SGlen)	Columbia, MD	176	179,880	10.0	1986	1,022	94.9%	92.8	%(2)	88.8	%(2)	1,328	1.21	(2)	13,828
Avalon Symphony Woods (SGate)	Columbia, MD	216	214,670	12.7	1986/2006	994	98.2%	92.0	%(2)	90.3	%(2)	1,257	1.16	(2)	41,752

Washington, DC
Avalon at Foxhall	Washington, DC	308	297,876	2.7	1982	967	92.9%	95.3%		96.3%		2,307	2.27		45,086
Avalon at Gallery Place I	Washington, DC	203	184,157	0.5	2003	907	96.1%	96.8%		96.7%		2,577	2.75		49,045
Avalon at Decoverly	Rockville, MD	564	551,292	34.8	1991/1995/2007	977	94.9%	95.7%		96.2%		1,487	1.46		63,524
Avalon Fields I	Gaithersburg, MD	192	197,280	5.0	1996	1,028	95.8%	97.9%		96.7%		1,407	1.34		14,541
Avalon Fields II	Gaithersburg, MD	96	100,268	5.0	1998	1,044	96.9%	96.3%		97.0%		1,584	1.46		8,333
Avalon Knoll	Germantown, MD	300	290,544	26.7	1985	968	96.3%	96.0%		96.5%		1,236	1.23		9,003
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	387,884	10.2	2003	1,005	96.9%	97.5%		96.8%		1,779	1.73		82,586

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average				rental rate			Financial
		Number of	rentable		completion /	size	occupancy	economic occupancy				$ per	$ per		reporting
	City and state	homes	area (Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	at 12/31/09	2009		2008		Apt (4)	Sq. Ft.		cost (5)
Avalon at Grosvenor Station	North Bethesda, MD	497	472,001	10.0	2004	950	94.8%	96.9%		97.0%		1,798	1.84		82,452
Avalon at Traville (8)	North Potomac, MD	520	575,529	47.9	2004	1,107	95.6%	96.5%		97.0%		1,777	1.55		70,102
Avalon Fair Lakes	Fairfax, VA	420	354,945	24.3	1989/1996	845	95.5%	95.7%		93.3%	(2)	1,382	1.57		37,886
Avalon at Ballston — Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	95.1%	95.8%		96.2%		1,809	2.02		39,215
Avalon at Cameron Court	Alexandria, VA	460	478,068	16.0	1998	1,039	96.1%	96.4%		96.2%		1,878	1.74		44,582
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	97.9%	96.3%		96.7%		1,558	1.43		11,942
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	97.0%	97.0%		96.5%		1,850	1.63		57,921
Avalon at Arlington Square	Arlington, VA	842	628,433	20.1	2001	746	95.1%	96.6%		96.8%		1,876	2.43		113,679

Chicago, IL
Avalon at Danada Farms (8)	Wheaton, IL	295	351,206	19.2	1997	1,191	95.3%	96.5%		96.2%		1,417	1.15		40,030
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,124	12.7	1997	1,235	95.3%	96.0%		96.7%		1,425	1.11		22,253
Avalon Arlington Heights	Arlington Heights, IL	409	352,236	2.8	1987/2000	861	93.6%	95.7%		96.2%		1,495	1.66		56,986

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	219,075	8.4	1991/1997	987	94.1%	92.0%		86.4	%(2)	1,358	1.27		31,922
Avalon at Bear Creek	Redmond, WA	264	296,530	22.2	1998	1,123	91.7%	94.4%		96.6%		1,380	1.16		36,283
Avalon Bellevue	Bellevue, WA	200	170,965	1.7	2001	855	94.0%	93.3%		94.8%		1,555	1.70		31,093
Avalon RockMeadow (8)	Bothell, WA	206	246,683	11.2	2000	1,197	91.8%	94.4%		95.2%		1,260	0.99		25,032
Avalon WildReed (8)	Everett, WA	234	266,580	23.0	2000	1,139	95.7%	95.3%		95.8%		1,100	0.92		23,132
Avalon HighGrove (8)	Everett, WA	391	428,962	19.0	2000	1,097	94.6%	93.9%		94.8%		1,108	0.95		39,942
Avalon ParcSquare (8)	Redmond, WA	124	131,706	2.0	2000	1,062	94.4%	93.0%		96.9%		1,611	1.41		19,542
Avalon Brandemoor (8)	Lynwood, WA	424	465,257	27.0	2001	1,097	95.1%	95.1%		95.1%		1,162	1.01		45,691
Avalon Belltown	Seattle, WA	100	95,201	0.7	2001	952	95.0%	93.1%		95.3%		1,757	1.72		18,499
Avalon Meydenbauer	Bellevue, WA	368	333,502	3.6	2008	906	96.2%	92.2%		48.1	%(3)	1,616	1.65		89,365

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	386,277	14.3	1994	1,254	96.8%	97.1%		96.3%		1,677	1.30		57,311
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	95.1%	96.7%		96.7%		1,473	1.62		28,694
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	94.5%	95.3	%(2)	96.8%		1,371	1.63	(2)	66,026
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	92.8%	95.9%		96.7%		1,243	1.65		22,924
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	90.8%	91.8%		93.9%		1,250	1.38		62,190
Avalon at Willow Creek	Fremont, CA	235	191,935	13.5	1985/1994	817	96.2%	96.8	%(2)	97.0%		1,457	1.73	(2)	36,493
Avalon at Dublin Station	Dublin, CA	305	300,760	4.7	2006	986	92.8%	94.1%		67.6	%(3)	1,691	1.61		84,380
Avalon Union City	Union City, CA	439	428,730	6.0	2009	977	85.7%	42.5	%(3)	N/A		2,120	0.92	(3)	118,740

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	90.3%	95.5	%(2)	97.0%		1,621	2.13	(2)	29,141
Avalon at Nob Hill	San Francisco, CA	185	108,712	1.4	1990/1995	588	97.8%	96.0%		96.8%		1,921	3.14		28,192
Crowne Ridge	San Rafael, CA	254	222,685	21.9	1973/1996	877	96.9%	95.6%		96.8%		1,479	1.61		33,100
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	94.1%	95.0%		97.1%		1,585	1.95		44,191
Avalon Towers by the Bay	San Francisco, CA	227	285,881	1.0	1999	1,259	94.3%	96.1%		97.5%		3,025	2.31		67,055
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	94.1%	95.1%		97.0%		1,650	1.85		32,481
Avalon Sunset Towers	San Francisco, CA	243	171,854	16.0	1961/1996	707	94.2%	94.2%		96.3%		1,975	2.63		28,890
Avalon at Diamond Heights	San Francisco, CA	154	123,566	3.0	1972/1994	802	90.3%	93.2	% (2)	95.9	% (2)	1,901	2.21	(2)	28,933
Avalon at Mission Bay North	San Francisco, CA	250	240,368	1.4	2003	961	93.6%	96.3%		96.0%		3,122	3.13		93,148
Avalon at Mission Bay III	San Francisco, CA	260	261,361	1.5	2009	1,005	85.0%	46.3	%(3)	N/A		3,078	1.42	(3)	146,913

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average				rental rate			Financial
		Number of	rentable		completion /	size	occupancy	economic occupancy				$ per			reporting
	City and state	homes	area (Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	at 12/31/09	2009		2008		Apt (4)	$ per Sq. Ft.		cost (5)
San Jose, CA
Avalon Campbell	Campbell, CA	348	329,816	10.8	1995	948	94.5%	94.5%		96.9%		1,686	1.68		60,672
CountryBrook	San Jose, CA	360	322,992	14.0	1985/1996	897	96.9%	94.9%		95.9%		1,489	1.58		52,874
Avalon on the Alameda	San Jose, CA	305	320,464	8.9	1999	1,051	94.1%	96.7%		97.3%		2,037	1.87		56,939
Avalon Rosewalk	San Jose, CA	456	459,162	16.6	1997/1999	1,007	94.5%	95.8%		96.4%		1,699	1.62		79,972
Avalon Silicon Valley	Sunnyvale, CA	710	659,729	13.6	1997	929	95.4%	96.8%		96.1%		1,955	2.04		123,527
Avalon Mountain View (9)	Mountain View, CA	248	211,552	10.5	1986	853	94.8%	90.6	%(2)	88.0	%(2)	1,859	1.97	(2)	58,883
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	96.3%	97.0%		97.6%		1,515	2.00		43,657
Avalon at Cahill Park	San Jose, CA	218	221,933	3.8	2002	1,018	95.4%	96.7%		97.6%		2,020	1.92		52,747
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	95.7%	97.0%		97.3%		2,639	2.47		65,811
Countrybrook II	San Jose, CA	80	64,554	3.6	2007	807	100.0%	95.2%		96.8%		1,442	1.70		18,005

SOUTHERN CALIFORNIA

Orange County, CA
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	95.9%	95.3%		96.3%		1,644	1.86		10,441
Avalon Mission Viejo	Mission Viejo, CA	166	124,770	7.8	1984/1996	752	95.2%	93.5%		95.4%		1,270	1.58		14,120
Avalon at South Coast	Costa Mesa, CA	258	210,922	8.0	1973/1996	818	96.9%	94.0%		94.4%		1,377	1.58		26,027
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	95.4%	93.1%		96.7%		1,333	1.63		24,527
Avalon at Pacific Bay	Huntington Beach, CA	304	268,720	9.7	1971/1997	884	94.4%	94.2%		96.1%		1,512	1.61		33,233
Avalon Warner Place	Canoga Park, CA	210	186,402	3.3	2007	888	93.3%	94.1%		57.2	%(3)	1,583	1.68		52,742
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	3.5	2009	1,205	95.6%	49.2	%(3)	4.8%		2,267	0.93	(3)	97,813

San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,320	12.9	1969/1997	713	95.2%	94.6%		95.0%		1,433	1.90		66,886
Avalon at Mission Ridge	San Diego, CA	200	208,125	4.0	1960/1997	1,041	95.0%	92.3%		94.9%		1,652	1.46		22,666
Avalon at Cortez Hill	San Diego, CA	294	227,373	1.4	1973/1998	773	94.9%	93.4%		96.4%		1,506	1.82		34,745
Avalon Fashion Valley	San Diego, CA	161	186,766	10.0	2008	1,160	92.6%	68.4%		15.3	%(3)	2,380	1.24		64,540

Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	532,264	14.1	1961/1997	712	95.2%	94.5%		95.6%		1,440	1.91		77,725
Avalon Woodland Hills	Woodland Hills, CA	663	597,871	18.2	1989/1997	902	89.6%	83.9	%(2)	76.9	%(2)	1,500	1.40	(2)	107,901
Avalon at Warner Center	Woodland Hills, CA	227	195,224	7.0	1979/1998	860	96.5%	94.2%		94.7%		1,554	1.70		27,564
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	96.4%	94.5%		94.2%		2,271	1.98		41,567
Avalon Burbank	Burbank, CA	400	360,587	6.9	1988/2002	901	88.0%	88.1	%(2)	96.7	%(2)	1,878	1.84	(2)	91,653
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	2006	937	95.2%	93.6%		94.5%		1,513	1.51		48,738
Avalon Wilshire	Los Angeles, CA	123	125,193	1.6	2007	1,018	94.3%	94.1%		94.7%		2,582	2.39		46,876
Avalon Encino	Los Angeles, CA	131	131,220	2.0	2008	1,002	96.2%	76.9%		15.7	%(3)	2,475	1.79		61,815

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

												Average
			Approx.		Year of	Average	Physical	Average				rental rate			Financial
		Number of	rentable		completion /	size	occupancy	economic occupancy				$ per			reporting
	City and state	homes	area (Sq. Ft.)	Acres	acquisition	(Sq. Ft.)	at 12/31/09	2009		2008		Apt (4)	$ per Sq. Ft.		cost (5)
DEVELOPMENT COMMUNITIES

Avalon Irvine	Irvine, CA	279	243,157	4.5	N/A	872	N/A	N/A		N/A		N/A	N/A		76,104
Avalon Walnut Creek (9) (11)	Walnut Creek, CA	422	448,384	5.3	N/A	1,063	N/A	N/A		N/A		N/A	N/A		98,820
Avalon Norwalk	Norwalk, CT	311	312,018	4.5	N/A	1,003	N/A	N/A		N/A		N/A	N/A		50,771
Avalon Fort Greene	Brooklyn, NY	631	498,632	1.0	N/A	790	N/A	N/A		N/A		N/A	N/A		259,672
Avalon Towers Bellevue (11)	Bellevue, WA	396	330,194	1.5	N/A	834	N/A	N/A		N/A		N/A	N/A		73,799
Avalon Northborough II	Northborough, MA	219	271,150	17.7	N/A	1,238	N/A	N/A		N/A		N/A	N/A		18,901
Avalon at West Long Branch	West Long Branch, NJ	180	192,357	10.4	N/A	1,069	N/A	N/A		N/A		N/A	N/A		2,219

UNCONSOLIDATED COMMUNITIES

Avalon at Mission Bay North II (9)	San Francisco, CA	313	291,556	1.5	2006	931	92.3%	95.2%		95.0%		2,986	3.05		N/A
Avalon Del Rey (9)	Los Angeles, CA	309	284,387	5.0	2006	920	94.2%	94.3%		92.7%		1,972	2.02		N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	99.0%	95.5%		96.9%		4,138	5.34		N/A
Avalon Juanita Village (10)	Kirkland, WA	211	209,335	2.9	2005	992	91.5%	91.6%		95.3%		1,661	1.53		N/A
Avalon at Redondo Beach (6)	Redondo Beach, CA	105	86,075	1.2	1971/2004	820	97.1%	93.3%		94.3%		1,906	2.17		N/A
Avalon Sunset (6)	Los Angeles, CA	82	71,037	0.8	1987/2005	866	97.6%	93.4%		96.5%		1,863	2.01		N/A
Civic Center (6)	Norwalk, CA	192	174,378	8.7	1987/2005	908	96.9%	92.5%		93.6%		1,584	1.61		N/A
Avalon Paseo Place (6)	Fremont, CA	134	106,249	7.0	1987/2005	793	96.3%	96.9%		94.8	% (2)	1,453	1.77		N/A
Avalon Yerba Buena (6)	San Francisco, CA	160	159,604	0.9	2000/2006	998	93.1%	95.7%		97.1%		2,784	2.67		N/A
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	95.3%	86.0%		87.7%		1,017	1.16		N/A
Avalon Skyway (6)	San Jose,CA	348	287,918	18.4	1994/2007	827	98.6%	96.7%		97.7%		1,460	1.71		N/A
South Hills Apartments (6)	West Covina, CA	85	107,150	5.3	1966/2007	1,261	94.1%	94.6%		88.0	% (2)	1,636	1.23		N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	93.1%	96.0%		96.2%		985	1.18		N/A
Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986/2005	911	95.9%	95.8%		91.3%		1,159	1.22		N/A
Avalon Lombard (6)	Schaumburg, IL	256	201,924	13.2	1988/2006	789	95.7%	97.2%		96.2	% (2)	1,069	1.32		N/A
Middlesex Crossing (6)	Billerica, MA	252	188,915	13.0	2007	750	95.6%	96.8%		96.0%		1,250	1.61		N/A
Weymouth Place (6)	Weymouth, MA	211	154,957	7.7	1971/2007	734	99.1%	92.6%		95.8	% (2)	1,124	1.42		N/A
Avalon Columbia (6)	Columbia, MD	170	180,452	11.3	1989/2004	1,061	96.5%	96.8%		96.3%		1,479	1.35		N/A
Avalon Cedar Place (6)	Columbia, MD	156	152,923	11.4	1972/2006	980	94.2%	97.0%		86.8	% (2)	1,211	1.20		N/A
Avalon Centerpoint (6)	Baltimore,MD	392	312,356	6.9	2005/2007	797	91.9%	93.8%		90.5%		1,439	1.70		N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	414,585	16.8	2002/2006	1,430	94.5%	96.4%		96.5%		1,759	1.19		N/A
Avalon at Rutherford Station (6)	East Rutherford, NJ	108	131,937	1.5	2005/2007	1,222	100.0%	96.6%		95.2%		2,222	1.76		N/A
Avalon Crystal Hill (6)	Pomona, NY	168	215,203	12.1	2001/2007	1,281	96.5%	96.6%		95.2%		1,982	1.49		N/A
The Hermitage (12)	Fairfax, VA	491	165,948	13.5	2009	338	95.3%	94.2	% (3)	N/A		1,355	3.78	(3)	N/A
Avalon Bellevue Park (12)	Bellevue, WA	220	373,843	1.8	2009	1,699	85.0%	88.9	% (3)	N/A		1,339	0.70	(3)	N/A

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents a community that was under redevelopment during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents a community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2009. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Real Estate Entities.”

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

(10)	This community was transferred to a joint venture entity upon completion of development. We do not hold an equity interest in the entity, but retain a promoted residual interest in the profits of the entity. We receive a property management fee for this community.

(11)	Community is located on land subject to a land lease.

(12)	We own a 31.3% combined general partnership and indirect limited partner equity interest in this community.

Development Communities
As of December 31, 2009, we had seven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,438 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $813,300,000. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity and our discussion under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of our 2010 outlook for development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

		Total
	Number of	capitalized
	apartment	cost (1)	Construction	Initial	Estimated	Estimated
	homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1. Avalon Irvine	279	$77.4	Q4 2007	Q2 2009	Q1 2010	Q3 2010
Irvine, CA
2. Avalon Fort Greene	631	306.8	Q4 2007	Q4 2009	Q1 2011	Q3 2011
New York, NY
3. Avalon Walnut Creek (4)	422	151.7	Q3 2008	Q2 2010	Q1 2011	Q3 2011
Walnut Creek, CA
4. Avalon Norwalk	311	86.4	Q3 2008	Q2 2010	Q2 2011	Q4 2011
Norwalk, CT
5. Avalon Towers Bellevue	396	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
Bellevue, WA
6. Avalon Northborough II	219	36.3	Q4 2009	Q2 2010	Q1 2011	Q3 2011
Northborough, MA
7. Avalon at West Long Branch	180	28.6	Q4 2009	Q3 2010	Q1 2011	Q3 2011
West Long Branch, NJ

Total	2,438	$813.3

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.
Redevelopment Communities
As of December 31, 2009, we had seven consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $118,400,000, excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to communities owned by the Funds, as well as communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Total cost
	Number of	($ millions)			Estimated	Estimated
	apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
	homes	cost	cost (1)	start	completion	operations (2)
1. Avalon Woodland Hills	663	$72.1	$110.6	Q4 2007	Q2 2010	Q4 2010
Woodland Hills, CA
2. Avalon at Diamond Heights	154	25.3	30.6	Q4 2007	Q4 2010	Q2 2011
San Francisco, CA
3. Avalon Burbank	400	71.0	94.4	Q3 2008	Q3 2010	Q1 2011
Burbank, CA
4. Avalon Pleasanton	456	63.0	80.9	Q2 2009	Q4 2011	Q2 2012
Pleasanton, CA
5. Avalon Watch	512	30.2	49.9	Q2 2009	Q1 2012	Q3 2012
West Windsor, NJ
6. Avalon at Cedar Ridge	195	27.7	33.8	Q3 2009	Q1 2011	Q3 2011
Daly City, CA
7. Avalon at Willow creek	235	36.5	44.0	Q4 2009	Q1 2011	Q3 2011
Fremont, CA

Total	2,615	$325.8	$444.2

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
As of December 31, 2009, we are evaluating the future development of 28 new apartment communities on land that is either owned by us, under contract, subject to a leasehold interest or for which we hold either a purchase or lease option. We generally prefer to hold Development Rights through options to acquire land, although for 14 of the Development Rights we currently own the land on which a community would be built if we proceeded with development. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add 7,180 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own. At December 31, 2009, there were cumulative capitalized costs (including legal fees, design fees and related overhead costs, but excluding land costs) of $87,763,000 relating to Development Rights. In addition, land costs related to the pursuit of Development Rights (consisting of original land and additional carrying costs) of $237,095,000 are reflected as land held for development as of December 31, 2009 on the Consolidated Balance Sheet of the Consolidated Financial Statements set forth in Item 8 of this report. In addition, we control certain land that is held for development under a 99-year land lease agreement, with future minimum obligations of approximately $6,500,000 per year.
The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Initial development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2009, we incurred a charge of approximately $5,842,000 of pre-development cost for development rights that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed. We also incurred a charge of $21,152,000 on three land parcels that were held for development that we do not currently intend to develop.
You should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.
The table below presents a summary of these Development Rights:

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Rockville Centre, NY Phase I	210	$78
2.	Greenburgh, NY Phase II	288	77
3.	Seattle, WA	204	58
4.	Lynnwood, WA Phase II	82	18
5.	Plymouth, MA Phase II	92	20
6.	Wilton, CT	100	30
7.	Wood-Ridge, NJ Phase I	266	60
8.	San Francisco, CA	173	65
9.	New York, NY	691	307
10.	Boston, MA	180	97
11.	Rockville Centre, NY Phase II	139	51
12.	Shelton, CT	251	66
13.	Roselle Park, NJ	249	54
14.	Garden City, NY	160	51
15.	Wood-Ridge, NJ Phase II	140	32
16.	Brooklyn, NY	861	443
17.	Rockville, MD	239	57
18.	Andover, MA	115	26
19.	Huntington Station, NY	424	100
20.	North Bergen, NJ	164	47
21.	Dublin, CA Phase II	487	145
22.	Seattle, WA II	272	81
23.	Cohasset, MA	200	38
24.	Stratford, CT	130	22
25.	Tysons Corner, VA	338	87
26.	Greenburgh, NY Phase III	156	43
27.	Yaphank, NY	343	57
28.	Hackensack, NJ	226	48

	Total	7,180	$2,258

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions
We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2009, we acquired the following two land parcels for development for an aggregate purchase price of approximately $11,951,000:

		Estimated	Total
		number	capitalized
	Gross	of apartment	cost (1)	Date
	acres	homes	($ millions)	acquired
1. Avalon Northborough II	8.3	219	$36	February 2009
Northborough, MA
2. Avalon Willoughby West (2)	4.2	861	443	September 2009
New York, NY

Total	12.5	1,080	$479

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)	This represents a portion of the aggregate land purchase that we will transact under a non-cancelable commitment related to this expected development, as discussed in Note 8, “Commitments and Contingencies,” of the Consolidated Financial Statements set forth in Item 8 of this report.
Other Land and Real Estate Assets
At December 31, 2009 we own land that we do not currently intend to develop with an aggregate carrying basis under GAAP of $96,356,000. We believe that the current carrying basis of these assets is such that there is no charge for impairment, or further charge in the case of assets previously impaired. However we may be subject to the recognition of further impairment charges in the event that there are indicators of such impairment, and we determine that the carrying basis of the assets is greater than the current fair value, less costs to dispose.
Recent Disposition Activity
We (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a non-taxable, like-kind exchange transaction. From January 1, 2009 to January 31, 2010, we sold our interest in six wholly owned communities, containing 1,332 apartment homes. The aggregate gross sales price for these assets was $225,125,000.
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
Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $75,000,000 of coverage. Earthquake coverage outside of California and Washington is subject to a $100,000,000 limit each occurrence and in the aggregate. In California the deductible each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,400,000.
On December 31, 2009, we elected to cancel and rewrite our property insurance policy for a 16 month term in order to take advantage of updated earthquake loss projections and declining insurance premium rates. As a result, our property insurance premium decreased by approximately 24% with no material changes in coverage. We expect to renew this policy when it expires on May 1, 2011.
In August 2009, we renewed our general liability policy and worker’s compensation coverage for a one year term, and experienced a decrease in the premium on these policies of approximately 25%, with no material changes in the coverage. These policies are in effect until August 1, 2010.
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
ITEM 3. LEGAL PROCEEDINGS
As previously reported, we are involved in litigation alleging that communities constructed by us violate the accessibility requirements of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act. The Equal Rights Center (“ERC”) filed a complaint against us on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. In November 2009, we settled this litigation by entering into a court approved consent decree. Under the consent decree we will inspect and, if necessary, remediate up to 8,250 apartment units and related public and common areas at our communities. We expect that the remediation resulting from the inspections, which should occur over approximately a four year period, will enhance and/or extend the useful life of the applicable communities and will therefore be capitalized. Although we will not be able to determine the exact remediation or associated costs until inspections are completed, we do not believe that the remediation costs will be material to the Company.

On August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. After the filing of its answer and affirmative defenses, during the fourth quarter of 2009 the plaintiff served the Company with discovery requests relating to communities owned by the Company nationwide. The Company objected to these discovery requests as being overly broad, as the plaintiff’s complaint made factual allegations with regard to Avalon Chrystie Place only. A magistrate judge agreed with the Company and limited discovery to Avalon Chrystie Place. The plaintiff is appealing the magistrate judge’s ruling. Due to the preliminary nature of the Department of Justice matter, including whether the scope of their suit will be extended to other properties, we cannot predict or determine the outcome of that matter, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
On August 1, 2008, we filed a lawsuit in the Superior Court of the State of Washington in the County of King (Avalon DownREIT V, L.P. v. Grand-Glacier, LLC et al) relating to our assertion that the homeowners association in which our former Avalon Wynhaven community is a part systematically overcharged us for various shared costs. We sold this property in 2008 and agreed to indemnify the buyer for annual association fees to the extent they exceed an amount that we each agreed was reasonable. The defendants have filed a cross-claim against Avalon DownREIT V, L.P. seeking foreclosure of the property and satisfaction of all amounts alleged to be due. We intend to vigorously pursue our claim and defend against the counter claim. We are negotiating a settlement of this litigation on terms that are not material to the Company’s operations or financial condition, but we cannot predict if or when we will settle this litigation, or the terms of a final judgment or settlement.
In addition to the matters described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.
ITEM 4. [RESERVED]

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2009 and 2008, as reported by the NYSE. On January 31, 2010 there were 648 holders of record of an aggregate of 81,546,465 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2009			2008
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$61.87	$35.38	$0.8925	$105.98	$79.78	$0.8925
Quarter ended June 30	$66.71	$45.48	$0.8925	$107.37	$87.65	$0.8925
Quarter ended September 30	$78.75	$49.98	$0.8925	$109.45	$82.97	$0.8925
Quarter ended December 31	$87.79	$66.91	$0.8925	$96.68	$41.43	$2.7000
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
Dividends declared for the quarter ended December 31, 2008 included a special dividend, declared in December 2008, of $1.8075 per share (the “Special Dividend”) in conjunction with the fourth quarter 2008 regular dividend of $0.8925 per share. These dividends were paid in cash and common shares. The Special Dividend was declared to distribute a portion of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2008. The Special Dividend was declared to qualify for the dividends paid deduction for tax purposes and minimize corporate level income taxes for 2008 and reduce federal excise taxes.
In February 2010, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2010 of $0.8925 per share. The dividend will be payable on April 15, 2010 to all common stockholders as of March 31, 2010.

Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Dollar Amount
			Shares Purchased	that May Yet be Purchased
	(a)	(b)	as Part of Publicly	Under the Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs
	Shares Purchased	per Share	Programs	(in thousands)
Period	(1)	(1)	(2)	(2)
Month Ended October 31, 2009	—	$—	—	$200,000

Month Ended November 30, 2009	—	$—	—	$200,000

Month Ended December 31, 2009	180	$86.59	—	$200,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.
Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following table provides historical consolidated financial, operating and other data for the Company. You should read the table with our Consolidated Financial Statements and the Notes included in this report (dollars in thousands, except per share information).

	For the year ended
	12-31-09	12-31-08	12-31-07	12-31-06	12-31-05
Revenue:
Rental and other income	$844,254	$807,656	$721,644	$633,674	$578,444
Management, development and other fees	7,328	6,568	6,142	6,259	4,304

Total revenue	851,582	814,224	727,786	639,933	582,748

Expenses:
Operating expenses, excluding property taxes	261,752	248,862	222,332	196,349	178,819
Property taxes	83,809	73,937	67,240	59,500	57,819
Interest expense, net	150,323	114,910	92,175	103,910	120,670
(Gain) loss on extinguishment of debt, net	25,910	(1,839)	—	—	—
Depreciation expense	209,746	183,748	157,895	139,075	136,409
General and administrative expense	28,748	42,781	28,494	24,767	25,761
Impairment loss — land holdings	21,152	57,899	—	—	—

Total expenses	781,440	720,298	568,136	523,601	519,478

Equity in income of unconsolidated entities	1,441	4,566	59,169	7,455	7,198
Gain on sale of land	4,830	—	545	13,519	4,479

Income from continuing operations	76,413	98,492	219,364	137,306	74,947
Discontinued operations:
Income from discontinued operations	13,974	27,353	33,894	32,402	41,715
Gain on sale of communities	63,887	284,901	106,487	97,411	195,287

Total discontinued operations	77,861	312,254	140,381	129,813	237,002

Net income	154,274	410,746	359,745	267,119	311,949
Net (income) loss attributable to redeemable noncontrolling interests	1,373	741	(1,585)	(573)	(1,481)

Net income attributable to the Company	155,647	411,487	358,160	266,546	310,468
Dividends attributable to preferred stock	—	(10,454)	(8,700)	(8,700)	(8,700)

Net income attributable to common stockholders	$155,647	$401,033	$349,460	$257,846	$301,768

Per Common Share and Share Information:

Earnings per common share — basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.97	$1.15	$2.65	$1.73	$0.88
Discontinued operations attributable to common stockholders	0.97	4.06	1.78	1.74	3.24

Net income attributable to common stockholders	$1.94	$5.21	$4.43	$3.47	$4.12

Weighted average shares outstanding — basic (1)	79,951,348	76,783,515	78,680,043	74,125,795	72,952,492

Earnings per common share — diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.96	$1.15	$2.62	$1.69	$0.87
Discontinued operations attributable to common stockholders	0.97	4.02	1.76	1.73	3.18

Net income attributable to common stockholders	$1.93	$5.17	$4.38	$3.42	$4.05

Weighted average shares outstanding — diluted (2)	80,599,657	77,578,852	79,856,927	75,586,898	74,759,318

Cash dividends declared (3)	$3.57	$3.57	$3.40	$3.12	$2.84

(1)	Amounts include unvested restricted shares. Please refer to Note 1, “Organization and Basis of Presentation - Earnings per Common Share” of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.
(2)	Weighted average common shares outstanding — diluted for 2008 includes the impact of approximately 2.6 million common shares issued under the special dividend declared on December 17, 2008.
(3)	Does not include the special dividend of $1.8075 per share, which was declared on December 17, 2008, and paid in the form of shares of the Company’s common stock.

	For the year ended
	12-31-09	12-31-08	12-31-07	12-31-06	12-31-05
Other Information:
Net income attributable to the Company	$155,647	$411,487	$358,160	$266,546	$310,468
Depreciation — continuing operations	209,746	183,748	157,895	139,075	136,409
Depreciation — discontinued operations	8,540	15,704	23,830	25,054	26,888
Interest expense, net — continuing operations (1)	176,233	113,071	92,175	103,910	120,670
Interest expense, net — discontinued operations	681	3,297	6,057	7,136	6,428

EBITDA (2)	$550,847	$727,307	$638,117	$541,721	$600,863

Funds from Operations (3)	$313,241	$315,947	$368,057	$320,199	$271,096
Number of Current Communities (4)	165	164	163	150	143
Number of apartment homes	47,926	45,728	45,932	43,141	41,412

Balance Sheet Information:
Real estate, before accumulated depreciation	$8,360,091	$8,002,487	$7,556,740	$6,615,593	$5,940,146
Total assets	$7,457,605	$7,174,353	$6,736,484	$5,848,507	$5,198,598
Notes payable and unsecured credit facilities	$3,974,872	$3,674,457	$3,208,202	$2,866,433	$2,334,017

Cash Flow Information:
Net cash flows provided by operating activities	$378,600	$386,855	$454,874	$351,660	$306,248
Net cash flows used in investing activities	$(333,559)	$(266,309)	$(809,247)	$(511,371)	$(19,761)
Net cash flows (used in) provided by financing activities	$(4,285)	$(75,111)	$366,360	$162,280	$(282,293)
Notes to Selected Financial Data
(1)	Interest expense, net includes any loss or gain incurred from the extinguishment of debt.

(2)	EBITDA is defined as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with GAAP), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(3)	We generally consider Funds from Operations, or “FFO,” as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Operations and Other Comprehensive Income included elsewhere in this report.

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

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-09	12-31-08	12-31-07	12-31-06	12-31-05
Net income attributable to the Company	$155,647	$411,487	$358,160	$266,546	$310,468
Dividends attributable to preferred stock	—	(10,454)	(8,700)	(8,700)	(8,700)
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	221,415	203,082	184,731	165,982	163,252
Distributions to noncontrolling interests, including discontinued operations	66	216	280	391	1,363
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	—	(3,483)	(59,927)	(6,609)	—
Gain on sale of previously depreciated real estate assets	(63,887)	(284,901)	(106,487)	(97,411)	(195,287)

Funds from Operations attributable to common stockholders	$313,241	$315,947	$368,057	$320,199	$271,096

Weighted average shares outstanding — diluted	80,599,657	77,578,852	79,856,927	75,586,898	74,759,318
FFO per common share — diluted	$3.89	$4.07	$4.61	$4.24	$3.63
(4)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” included in this report. In addition, our actual results or developments could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Forward-Looking Statements” as well as the risk factors described in Item 1a, “Risk Factors,” of this report.
Executive Overview
Business Description
We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier to entry markets of the United States. We believe that apartment communities are an attractive long-term investment opportunity compared to other real estate investments, because a broad potential resident base should help reduce demand volatility over a real estate cycle. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier to entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive. Barriers to entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.
We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. Our time-tested strategy is to be leaders in customer insight, market research and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing US submarkets. Our communities are predominately upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
Financial Highlights and Outlook
For the year ended December 31, 2009, net income available to common stockholders was $155,647,000 compared to $401,033,000 for 2008, a decrease of 61.2%. The decrease is primarily due to the reduced number of communities sold and amount of gains related to these sales in 2009 as compared to the prior year, coupled with the loss recognized on the tender offer completed in October 2009, offset somewhat by a decrease in charges for land impairments and abandoned pursuit costs. Detail of the impacts for the land impairments, abandoned pursuits as well as the charge for the tender offer and certain other non-routine items is provided in the following table.

Non-Routine Items
Decrease (Increase) in Net Income and FFO
(dollars in thousands)

	Full Year	Full Year
	2008	2009
Land impairments	$57,899	$21,152
Abandoned pursuits (1)	6,611	1,139
Severance and related costs	3,400	4,500
Federal excise tax	3,200	515
(Gain) loss on unsecured notes repurchase	(1,839)	25,910
Gain on sale of land	—	(4,830)
Joint venture income adjustment (2)	—	(1,294)
Legal settlement proceeds, net	—	(1,175)
Preferred stock deferred offering expenses	3,566	—
Fund II organizational costs	1,209	—

Total non-routine items	$74,046	$45,917

Weighted Average Dilutive Shares Outstanding	77,578,852	80,599,657

(1)	For purposes of non-routine classification, abandoned pursuits includes costs we expensed for individual pursuits in excess of $1,000 in a given quarter.

(2)	Includes our promoted interest of $3,894 in joint venture, and our pro rata portion of an impairment charge on a community in an unconsolidated joint venture of $2,600.
Apartment fundamentals continued to be challenged during 2009. Job losses exceeded our expectations during the year, resulting in more than expected downward pressure on rental revenue. Our Established Community portfolio experienced a decline in year-over-year rental revenue of 3.7%, comprised of a decrease in rental rates of 3.1% and in economic occupancy of 0.6%. This decrease in revenues and an increase in operating expenses resulted in a decline in our Established Community portfolio NOI of 7.1% in 2009 from the prior year.
We expect Earnings per share — diluted (“EPS”) will decrease to $1.73 for 2010 from $1.93 in 2009, driven primarily by a decline in revenue and NOI from our Established Communities in 2010 as compared to the prior year. The recession, coupled with the short term nature of apartment leases, continues to adversely impact current operating fundamentals. The expected decline in our 2010 NOI is attributable largely to the effect of job losses experienced during the past two years. Employment is a leading demand driver, and we expect continued weak employment conditions to contribute to revenue declines in 2010. The impact of job losses on our results for 2010 may be somewhat offset by (i) the expected continued weakness in the for-sale housing market during 2010, (ii) growth in those age groups that have historically demonstrated a higher propensity to rent and (iii) constrained levels of new supply. Our current financial outlook for 2010 provides for a decline in rental revenue of between 3.0% and 4.5% in our Established Community portfolio resulting in a projected NOI decline for our Established Communities of 5.0% to 7.0%.
We were again active in the capital markets in 2009, raising in excess of $1,700,000,000 through the issuance of secured and unsecured debt, assets sales, sales of common equity in the public markets, and capital commitments for Fund II. We have used the proceeds received to fund our development and redevelopment activities, to acquire an indirect interest in assets through Fund II, to repay higher cost secured and unsecured debt, and to repay floating rate debt, while retaining substantial cash balances for general corporate purposes. Our focus on raising capital includes consideration for managing the maturity risk associated with our secured and unsecured debt obligations. Our 2009 activity includes the issuance of over $800,000,000 of secured financing and $500,000,000 of unsecured notes in September 2009 in two $250,000,000 tranches, one maturing in 2017 and the second maturing in 2020. A portion of the proceeds was used to repurchase $310,100,000 principal amount of some or all of the amounts outstanding on unsecured notes maturing over the next three years, effectively extending the duration of debt maturities while reducing interest costs. We believe that our relatively modest level of secured and unsecured debt will continue to provide financial flexibility to access capital on attractive terms.

The funds raised from dispositions consist of the proceeds from the sale of five communities for a gross sales price of $179,675,000. We anticipate our level of disposition activity will be consistent in 2010, within the range of gross sales of $180,000,000 to $200,000,000, occurring primarily during the first half of the year
During 2009 we completed the development of nine communities for an aggregate total capitalized cost of $810,700,000. We started the development of two communities, which are expected to be completed for an estimated total capitalized cost of $64,900,000.
We expect an increase in investor demand for quality multifamily assets, due in part to the increased liquidity in the capital markets and constrained supply resulting from the decline in development activity in all markets. While we reduced our level of development during 2009 in response to the general deterioration in real estate and capital market conditions, we believe that our development activity will continue to create long-term value. During 2010, we expect to use our core competency in development to deliver new assets into the market for a recovery in apartment fundamentals that we expect in 2011 and 2012. We anticipate new development starts in 2010 with a total projected capitalized cost of $380,000,000. Consistent with this view, we also expect to increase redevelopment activity for our wholly owned communities in 2010, during which we expect to start redevelopment of seven wholly owned communities.
During 2010, we expect to disburse approximately $500,000,000 related to the seven communities under development at December 31, 2009, the new development starts, and anticipated acquisitions of land for future development. We expect approximately $50,000,000 of the projected 2010 disbursements will be funded from cash in escrow related to previously sourced tax-exempt debt. We believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) will provide adequate access to the capital necessary to fund our development and redevelopment activities during 2010. We expect to meet our liquidity needs from the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from disposition proceeds, joint ventures or from retained cash. We believe that the current market provides for an opportunity to perform certain scheduled maintenance and repositioning activities at attractive costs due to a continued decline in costs for construction materials and labor.
We increase our direct and indirect interests in communities through development and acquisitions. While we grow principally through our demonstrated core competency of developing wholly owned assets from capital sources, we also acquire interests in additional assets, primarily through our investment in Fund II.
Fund I is a discretionary investment fund with nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and has invested approximately $50,000,000 in Fund I, representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,410,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate.
Fund II is a second discretionary investment fund with six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II. Fund II was formed in August 2008 and, in the second quarter of 2009, we added equity commitments for Fund II, resulting in total equity commitments from five institutional investors and us of $400,000,000, of which our commitment is $125,000,000. Total equity commitments to Fund II in the second quarter of 2009 increased by $67,000,000 as a result of the following:
•	a new institutional investor made an equity commitment of $75,000,000;

•	an existing institutional investor increased its commitment by $17,000,000, based on terms of its existing commitment; and

•	we decreased our commitment by $25,000,000 to $125,000,000, based on terms of our existing commitment, decreasing our equity interest to approximately 31%.

Fund II can employ leverage of up to 65%, allowing for a total investment capacity of approximately $1,100,000,000, and has a term that expires in August 2018, plus two one-year extension options. Fund II now serves as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met.
In 2009, Fund II acquired two communities, Avalon Bellevue Park, a 220 apartment-home community located in Bellevue, Washington and The Hermitage, a 491 apartment-home community located in Fairfax, Virginia. Fund II has invested $104,330,000 as of December 31, 2009. Fund II has one loan secured by an asset in the amount of $21,515,000 with a maturity of June 2019. This loan is payable by Fund II. As of December 31, 2009, Fund II also has $30,200,000 outstanding under a credit facility that matures in December 2010.
In February 2010, Fund II acquired its third community, a 203 apartment-home community located in Gaithersburg, Maryland.
Communities Overview
Our real estate investments consist primarily of current operating apartment communities, Development Communities, and Development Rights. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities and the markets in which they are located to be compared and monitored between years. Other Stabilized Communities are generally all other consolidated operating communities that have stabilized occupancy and operating expenses during the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 9, “Segment Reporting,” of our Consolidated Financial Statements.
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
NOI of our current operating communities is one of the financial measures that we use to evaluate community performance. NOI is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of newly developed and acquired apartment communities.
As of December 31, 2009, we owned or held a direct or indirect ownership interest in 172 apartment communities containing 50,364 apartment homes in ten states and the District of Columbia, of which seven communities were under construction and seven communities were under reconstruction. Of these communities, 24 were owned by entities that were not consolidated for financial reporting purposes, including 19 owned by subsidiaries of Fund I and two owned by subsidiaries of Fund II. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 28 wholly owned communities that, if developed in the manner expected, will contain an estimated 7,180 apartment homes.
Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2009, 2008 and 2007 follows (dollars in thousands):

	2009	2008	$ Change	% Change	2008	2007	$ Change	% Change
Revenue:
Rental and other income	$844,254	$807,656	$36,598	4.5%	$807,656	$721,644	$86,012	11.9%
Management, development and other fees	7,328	6,568	760	11.6%	6,568	6,142	426	6.9%

Total revenue	851,582	814,224	37,358	4.6%	814,224	727,786	86,438	11.9%

Expenses:
Direct property operating expenses, excluding property taxes	214,507	191,690	22,817	11.9%	191,690	171,968	19,722	11.5%
Property taxes	83,809	73,937	9,872	13.4%	73,937	67,240	6,697	10.0%

Total community operating expenses	298,316	265,627	32,689	12.3%	265,627	239,208	26,419	11.0%

Corporate-level property management and other indirect operating expenses	37,559	39,874	(2,315)	(5.8%)	39,874	38,627	1,247	3.2%
Investments and investment management expense	3,844	4,787	(943)	(19.7%)	4,787	4,763	24	0.5%
Expensed development and other pursuit costs	5,842	12,511	(6,669)	(53.3%)	12,511	6,974	5,537	79.4%
Interest expense, net	150,323	114,910	35,413	30.8%	114,910	92,175	22,735	24.7%
(Gain) loss on extinguishment of debt, net	25,910	(1,839)	27,749	(1,508.9%)	(1,839)	—	(1,839)	N/A
Depreciation expense	209,746	183,748	25,998	14.1%	183,748	157,895	25,853	16.4%
General and administrative expense	28,748	42,781	(14,033)	(32.8%)	42,781	28,494	14,287	50.1%
Impairment loss	21,152	57,899	(36,747)	(63.5%)	57,899	—	57,899	N/A
Gain on sale of land	(4,830)	—	(4,830)	N/A	—	(545)	545	(100.0%)

Total other expenses	478,294	454,671	23,623	5.2%	454,671	328,383	126,288	38.5%

Equity in income of unconsolidated entities	1,441	4,566	(3,125)	(68.4%)	4,566	59,169	(54,603)	(92.3%)

Income from continuing operations	76,413	98,492	(22,079)	(22.4%)	98,492	219,364	(120,872)	(55.1%)

Discontinued operations:
Income from discontinued operations	13,974	27,353	(13,379)	(48.9%)	27,353	33,894	(6,541)	(19.3%)
Gain on sale of communities	63,887	284,901	(221,014)	(77.6%)	284,901	106,487	178,414	167.5%

Total discontinued operations	77,861	312,254	(234,393)	(75.1%)	312,254	140,381	171,873	122.4%

Net income	154,274	410,746	(256,472)	(62.4%)	410,746	359,745	51,001	14.2%
Net (income) loss attributable to redeemable noncontrolling interests	1,373	741	632	85.3%	741	(1,585)	2,326	(146.8%)

Net income attributable to the Company	155,647	411,487	(255,840)	(62.2%)	411,487	358,160	53,327	14.9%
Dividends attributable to preferred stock	—	(10,454)	10,454	(100.0%)	(10,454)	(8,700)	(1,754)	20.2%

Net income attributable to common stockholders	$155,647	$401,033	$(245,386)	(61.2%)	$401,033	$349,460	$51,573	14.8%

Net income attributable to common stockholders decreased $245,386,000 or 61.2%, to $155,647,000 in 2009 primarily due to the reduced number of communities sold and amount of gains related to these sales in 2009 as compared to the prior year and the loss recognized on the early repurchase of debt completed in October 2009. The overall decline in net income was mitigated by a reduction in charges for land impairments and abandoned pursuit costs between years. Net income attributable to common stockholders increased $51,573,000 or 14.8% in 2008 over the prior year period due primarily to gains from the sale of communities and year-over-year increases in community operating performance, partially offset by charges associated with land impairments and abandoned pursuits as well as increased costs for interest and depreciation.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2009, 2008 and 2007 to net income for each year, are as follows (dollars in thousands):

	For the year ended
	12-31-09	12-31-08	12-31-07
Net income	$154,274	$410,746	$359,745
Indirect operating expenses, net of corporate income	30,315	33,010	31,285
Investments and investment management expense	3,844	4,787	4,763
Expensed development and other pursuit costs	5,842	12,511	6,974
Interest expense, net	150,323	114,910	92,175
(Gain) loss on extinguishment of debt, net	25,910	(1,839)	—
General and administrative expense	28,748	42,781	28,494
Equity in income of unconsolidated entities	(1,441)	(4,566)	(59,169)
Depreciation expense	209,746	183,748	157,895
Impairment loss — land holdings	21,152	57,899	—
Gain on sale of real estate assets	(68,717)	(284,901)	(107,032)
Income from discontinued operations	(13,974)	(27,353)	(33,894)

Net operating income	$546,022	$541,733	$481,236

The NOI increases for both 2009 and 2008, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	Full Year	Full Year
	2009	2008
Established Communities	$(29,707)	$19,160

Other Stabilized Communities	14,228	44,722

Development and Redevelopment Communities	19,768	(3,385)

Total	$4,289	$60,497

The NOI decrease in Established Communities in 2009 is due to the rental revenue declines as a result of the job losses experienced in 2008 and 2009, coupled with increases in community operating expenses. During 2009, we focused on minimizing rental rate declines, while maintaining occupancy of at least 94% in all regions.
We anticipate that rental rates and occupancy levels will decline in 2010 such that overall rental revenue will decline between 3.0% and 4.5%. The projected revenue decline is due to our expectation of continued job losses at least through the second quarter of 2010. Expense growth also impacts growth in NOI and we continue to monitor and manage operating expenses to constrain expense growth. We expect operating expenses to be flat in 2010 from prior year levels. As a result, we expect NOI for our Established Communities to decline between 5.0% and 7.0%. These projections are based on our outlook for employment conditions and apartment market fundamentals in 2010, both nationally and in the markets where we operate, as well as the individual demand/supply characteristics of each submarket in which we operate. There can be no assurance that our outlook for economic conditions and/or their impact on our operating results will be accurate, and actual results could differ materially. Please see “Risk Factors,” “Forward-Looking Statements” and other discussions in this report on Form 10-K for a discussion of factors which could affect our results of operations.
Rental and other income increased in 2009 as compared to the prior year due to additional rental income generated from newly developed communities, offset somewhat by decreased rental rates and occupancy for our Established Communities. Rental and other income increased in 2008 as compared to the prior year due to increased rental rates and occupancy for our Established Communities, coupled with additional rental income generated from newly developed communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 38,233 apartment homes for 2009 as compared to 37,886 homes for 2008 and 38,436 homes for 2007. The increase in 2009 over 2008 is due to homes available from newly developed communities, offset partially by communities sold during 2009, as well as declining occupancy levels due to the economic slow down.

The weighted average monthly revenue per occupied apartment home decreased to $1,910 for 2009 as compared to $1,921 in 2008 and $1,767 in 2007.

Established Communities — Rental revenue decreased $22,370,000, or 3.7%, for 2009 and increased $18,221,000, or 3.1%, for 2008. The decrease in 2009 from 2008 is due primarily to lower rental rates. For 2009, the weighted average monthly revenue per occupied apartment home decreased 3.1% to $1,869 compared to $1,929 in 2008. There was a slight change in year-over-year average economic occupancy for 2009 down 0.6% to 95.6% compared to 96.2% in 2008. The increase in rental revenue in 2008 over the prior year is due entirely to increased average rental rates. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced decreases in Established Communities’ rental revenue in all six of our regions for 2009 as compared to the prior year period as discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 26% of Established Community rental revenue for 2009, experienced a decrease in rental revenue of 4.3% for 2009 as compared to 2008. Average rental rates decreased 4.1% to $2,288, and economic occupancy decreased 0.2% to 95.9% for 2009 as compared to 2008. During 2009, the trend of weakening rental market conditions in both New York City and surrounding suburban markets resulting from the recession is reflected in the declining rental rates in the second half of 2009. The challenges facing the financial services industry drive the region’s current expectation for job growth, which is expected to lag the U.S. average and our other markets.

The Mid-Atlantic/Midwest region, which represented approximately 21% of Established Community rental revenue during 2009, experienced a decrease in rental revenue of 0.6% as compared to 2008. Average rental rates decreased by 0.7% to $1,729, while economic occupancy increased by 0.1% from 96.4% to 96.5% for 2009 as compared to 2008. This region continues to benefit from the impact of government and government services employment, which has served to stabilize the economy relative to other regions.

The New England region accounted for approximately 21% of the Established Community rental revenue for 2009 and experienced a rental revenue decrease of 4.0% over the prior year. Average rental rates decreased 2.9% to $1,984 and economic occupancy decreased 1.1% to 95.2% for 2009, as compared to 2008. Given the significance of the financial services industry in the Boston metro area, as well as the impact of New York trends on Fairfield-New Haven, we expect the job recovery to be slow.

Northern California accounted for approximately 17% of the Established Community rental revenue for 2009 and experienced a rental revenue decrease of 4.7% over the prior year. Average rental rates decreased 4.1% to $1,923 and economic occupancy decreased by 0.6% to 96.2% for 2009 as compared to 2008. The region’s employment base, with its above-average exposure to high-technology industries, can result in greater volatility in rental revenue changes relative to other regions.

Southern California accounted for approximately 11% of the Established Community rental revenue for 2009 and experienced a rental revenue decrease of 5.0% over the prior year. Average rental rates decreased 3.8% to $1,509, and economic occupancy decreased by 1.2% to 94.1% for 2009 as compared to 2008.

The Pacific Northwest region accounted for approximately 5% of the Established Community rental revenue for 2009 and experienced a rental revenue decrease of 5.0% over the prior year. Average rental rates decreased 3.7% to $1,282 and economic occupancy decreased by 1.3% to 94.2% for 2009 as compared to 2008. The Pacific Northwest also has a large presence of technology based employment, a contributing factor to the greater degree of volatility in rental rates. We believe a recovery in apartment fundamentals in the Pacific Northwest is likely to lag other AvalonBay regions given an increased level of housing supply in many submarkets.

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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the years 2009 and 2008 (dollars in thousands). Information for the year ended December 31, 2007 is not presented, as Established Community classification is not comparable prior to January 1, 2008. See Note 9, “Segment Reporting,” of our Consolidated Financial Statements.

	For the year ended
	12-31-09	12-31-08
Rental revenue (GAAP basis)	$587,752	$610,122
Concessions amortized	8,000	6,771
Concessions granted	(6,361)	(8,004)

Rental revenue adjusted to state concessions on a cash basis	$589,391	$608,889

Year-over-year % change — GAAP revenue	(3.7%)	n/a

Year-over-year % change — cash concession based revenue	(3.2%)	n/a
Management, development and other fees increased $760,000, or 11.6%, in 2009 and increased $426,000, or 6.9% in 2008. The increase in 2009 was due primarily to increased asset and property management fees from Fund II. The increase in 2008 was due primarily to increased redevelopment fees and property management fees as additional communities were acquired by subsidiaries of Fund I.
Direct property operating expenses, excluding property taxes increased $22,817,000, or 11.9% in 2009 and increased $19,722,000, or 11.5% for 2008 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes coupled with increased administrative expense due primarily to increases in bad debt expense due to the recession.
For Established Communities, direct property operating expenses, excluding property taxes, increased $6,411,000, or 4.8% to $139,955,000 for 2009 and $328,000, or 0.2% to $133,544,000 for 2008, due primarily to increased administrative and community maintenance related costs, offset partially by a decrease in insurance and utility related expenses. The increases in administrative expense are primarily due to increased bad debt.
Property taxes increased $9,872,000, or 13.4% and $6,697,000, or 10.0% in 2009 and 2008, respectively, due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $1,242,000, or 2.1% and $3,515,000, or 6.2% for 2009 and 2008, respectively over the prior year, due to both higher assessments throughout all regions and reductions in property taxes realized in 2008 that did not occur in 2009. The impact of the current economic environment has not been reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. We expect property taxes in 2010 to increase over 2009 due primarily to higher tax rates, without the benefit of lower assessed values. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally, and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses decreased by $2,315,000, or 5.8% in 2009 and increased $1,247,000, or 3.2% in 2008 over the prior year periods. The decrease in 2009 over 2008 is due primarily to decreases in compensation costs, coupled with a reduction in costs associated with the initial start up of our Customer Care Center, discussed below. The increase in 2008 over the prior year is due primarily to increased compensation and employee separation costs, as well as costs relating to the initial start up of the Customer Care Center and other corporate initiatives focused on increasing efficiency and enhancing controls at our operating communities. The Customer Care Center in Virginia Beach, Virginia opened in 2007 and expanded in 2008 to centralize certain community-related accounting, administrative and customer service functions.
Investments and investment management reflects the costs incurred for investment acquisitions and investment management. Investments and investment management costs decreased in 2009 by $943,000 or 19.7% from the prior year due primarily to lower compensation and travel-related costs.
Expensed development and other pursuit costs primarily reflect the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. Expensed development and other pursuit costs increased in 2008 as compared to 2007 and 2009 due to increases in abandoned development pursuits in response to the economic decline and deteriorating market conditions in 2008. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Interest expense, net increased $35,413,000, or 30.8% and $22,735,000, or 24.7% in 2009 and 2008, respectively over the prior years. This category includes interest expense offset by interest capitalized, and interest income. The increase in 2009 is due primarily to a decrease in the amount of interest capitalized in 2009 as compared to the prior year, coupled with increased interest expense in 2009 compared to 2008 from additional secured and unsecured debt issued to fund development activity. The decrease in interest capitalized is due to the reduction in development activity in 2009 as compared to 2008. The increase in 2008 over the prior year is due primarily to a decrease in interest income in 2008 as compared to the prior year period, coupled with increased interest expense in 2008 compared to 2007. The higher level of interest income in 2007 is due to higher invested cash balances from our January 2007 equity offering. The increased interest expense in 2008 is due primarily to increased amounts of debt outstanding in 2008 compared to the prior year.
(Gain) loss on the extinguishment of debt, net reflects the impact of our debt repurchase activity for payments above or below the carrying basis. The net loss in 2009 is due to the $310,100,000 in unsecured notes that we purchased prior to their scheduled maturity at a premium, offset by the gain recognized from our January 2009 tender offer.
Depreciation expense increased in 2009 and 2008 primarily due to the net increase in assets from the completion of development and redevelopment activities, offset by assets sold during the year.
General and administrative expense (“G&A”) decreased $14,033,000, or 32.8% in 2009 and increased $14,287,000, or 50.1% in 2008 as compared to the prior years. The increase in 2008 as compared to 2007 and 2009 is due primarily to higher severance and related costs in 2008 associated with the decrease in our planned development activity, higher federal excise tax expense in 2008 resulting from gains on disposition activity and organization costs for the formation of Fund II incurred in 2008.
Impairment loss for 2009 is due to the write down of three land parcels which we do not currently plan on developing. Impairment loss in 2008 is due primarily to the write down of eight land parcels which we did not plan on developing at the time. We did not recognize an impairment loss in 2007.
Gain on sale of land for 2009 increased primarily due to the sale of two land parcels in 2009, without comparable activity in the prior year.
Equity in income of unconsolidated entities for 2009 decreased from the prior year period due primarily to the recognition of our proportionate amount of an impairment loss that one of our unconsolidated investments recognized on one of its operating communities in 2009. In addition, gains from both the sale of a community by an unconsolidated joint venture as well as from an investment in a joint venture formed to develop for sale homes occurred in 2008 that were not present in 2009. These amounts were partially offset by the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place in 2009. The decrease in 2008 from the prior year is due primarily to the gain on the sale of two partnership interests in 2007 and the related loss of partnership income, partially offset by our portion of the gain from the sale of a community by a joint venture partner, income from joint ventures where the underlying communities have achieved stabilized operations and gains from our investment in a joint venture formed to develop for-sale homes.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2007 through December 31, 2009. This income decreased for 2009 and 2008 due to an increased number of communities sold in each year as compared to the prior year period. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements.
Gain on sale of communities decreased in 2009 and increased in 2008 as compared to the prior year periods as a result of changes in the sales volume and associated gains in each respective year. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.
Net (income) loss attributable to redeemable noncontrolling interests for 2009 resulted in income of $1,373,000 compared to income of $741,000 in 2008 due primarily to recognition of income for our joint venture partners’ portion of expenses incurred by Fund II, as well as the conversion and redemption of limited partnership units in 2008 and 2009, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.
FFO
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements included elsewhere in this report. For a more detailed discussion and presentation of FFO, see “Selected Financial Data,” included in Item 6 of this report.
Liquidity and Capital Resources
We believe our principal short-term liquidity needs are to fund:
•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Internal Revenue Code of 1986;

•	debt service and principal payments either at maturity or opportunistic payments;

•	normal recurring operating expenses;

•	DownREIT partnership unit distributions; and

•	capital calls for Fund II, as required.
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

During 2009 we saw access to liquidity improve as credit and equity markets recovered. During 2009, we raised in excess of $1,700,000,000 in the form of secured debt, unsecured debt and public and private equity. In 2010, we expect to meet all of our liquidity needs from a variety of internal and external sources, including cash balances on hand, borrowing capacity under our Credit Facility (as defined below), secured financings and other public or private sources of liquidity as discussed below, as well as our operating activities. To the extent that currently available internal and external resources do not satisfy our needs, we may seek additional external financing. Additional external financing could come from a variety of sources, such as public sales of debt or equity securities or unsecured or secured loans from financial institutions or other private or governmental lenders, among others. Private equity through joint ventures may also be used. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At December 31, 2009, we have unrestricted cash, cash equivalents and cash in escrow of $316,367,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.
Unrestricted cash and cash equivalents totaled $105,691,000 at December 31, 2009, an increase of $40,756,000 from $64,935,000 at December 31, 2008. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities decreased to $378,600,000 in 2009 from $386,084,000 in 2008. The decrease was driven primarily by the timing of general corporate payables and the payment of interest amounts in 2009 as compared to 2008.

Investing Activities — Net cash used in investing activities of $333,559,000 in 2009 related to investments in assets through development and redevelopment. In total, we invested $572,103,000 during 2009 in the following areas:
•	We invested approximately $560,155,000 in the development of communities.

•	We had capital expenditures of $11,948,000 for real estate and non-real estate assets.
These amounts are partially offset by the proceeds from the disposition of real estate of $189,417,000.
Financing Activities — Net cash used in financing activities totaled $4,285,000 in 2009. The net cash used is due primarily to the repayment of unsecured notes at maturity and repayment of amounts tendered of $868,564,000, the payment of cash dividends in the amount of $283,710,000, the repayment of amounts outstanding on the Credit Facility, defined below, of $124,000,000, and the repayment of secured notes of $65,229,000. These amounts were partially offset by the pooled secured financing executed in April 2009 for $741,140,000, the issuance of $500,000,000 aggregate principal amount of unsecured notes in September and $108,860,000 received from the issuance of common stock, primarily through the Continuous Equity Program (the “CEP”) we initiated in August 2009.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate Credit Facility with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). We pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.63% on January 31, 2010). The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $650,000,000. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility. The competitive bid option may result in lower pricing if market conditions allow. We had no outstanding balance under this competitive bid option at January 31, 2010. At January 31, 2010, there were no amounts outstanding on the Credit Facility,

$45,355,000 was used to provide letters of credit, and $954,645,000 was available for borrowing under the Credit Facility. We expect to refinance the Credit Facility prior to maturity. While credit market conditions continue to improve from the difficult environment seen in 2008 and 2009, we expect facility pricing to be higher, and we may not be able to achieve the same borrowing capacity as exists under the current Credit Facility.
We are subject to financial and other covenants contained in the Credit Facility and the indenture under which our unsecured notes were issued. The financial covenants include the following:
•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitation on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.
We were in compliance with these covenants at December 31, 2009.
In addition, our secured borrowings may include yield maintenance, defeasance, or prepayment penalty provisions, which would result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. These provisions in our secured borrowings are generally consistent with other similar types of debt instruments issued during the same time period in which our borrowings were secured.
Continuous Equity Offering Program
In August 2009, we commenced the CEP, under which we may sell up to $400,000,000 of our common stock. This program is available until the $400,000,000 is sold or August 2012, whichever occurs first. We may sell the shares in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with the CEP, we engaged sales agents who received compensation of 1.5% of the gross sales price for shares sold. During the three months ended December 31, 2009 we sold 37,900 shares under this program at an average sales price of $74.34 per share, for net proceeds of $2,775,000. During the year ended December 31, 2009, we sold 1,504,901 shares under this program at an average sales price of approximately $69.56 per share, resulting in net proceeds of approximately $103,109,000.
Future Financing and Capital Needs — Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment similar to those recognized in 2008 and 2009. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities, draws on our Credit Facility or by equity offerings. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.
The following financing activity occurred during 2009:
•	we obtained secured financing for $741,140,000 pursuant to fourteen separate ten-year mortgage loans, each secured by one of our current communities at an interest rate of 5.86%;

•	we obtained $93,440,000 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding;

•	we repaid $4,143,000 in 8.08% fixed rate debt secured by a real estate asset formerly classified as a Development Right in Alexandria, Virginia in April 2009 pursuant to its scheduled maturity;

•	we redeemed $37,438,000 principal amount of our $150,000,000, 7.5% unsecured notes that mature in August 2009 for par and cancelled the notes upon purchase;

•	we redeemed $64,423,000 principal amount of our $200,000,000, 7.5% unsecured notes that mature in December 2010 for $63,135,000 with the discount below par recorded as a gain reflected in (gain) loss on extinguishment of debt, net on the Consolidated Statement of Operations and Other Comprehensive Income of the Consolidated Financial Statements in Item 8 of this Form 10-K and cancelled the notes upon purchase;

•	we repaid $105,600,000 in unsecured debt, representing the first tranche of our $330,000,000 unsecured variable rate term loan pursuant to its scheduled maturity;

•	we repaid $19,470,000 in variable rate debt secured by Avalon at Flanders Hill, located in Westborough, Massachusetts pursuant to its scheduled maturity;

•	we repaid $102,562,000 of previously issued 7.5% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity;

•	we repaid $112,200,000 in unsecured debt, representing the second tranche of our term loan prior to its scheduled maturity of January 2010;

•	we issued a total of $500,000,000 of unsecured notes under our existing shelf registration statement. The offering consisted of two separate $250,000,000 tranches with effective interest rates of 5.80% and 6.19%, maturing in March 2017 and March 2020, respectively;

•	we settled a cash tender offer, purchasing the following unsecured notes:
•	$46,001,000 principal amount of our $200,000,000 7.5% unsecured notes due December 2010 at a weighted average price of 107.50% of par;

•	$150,000,000 principal amount of our $300,000,000 6.625% unsecured notes due September 2011 at a weighted average price of 109.00% of par;

•	$55,600,000 principal amount of our $250,000,000 5.5% unsecured notes due January 2012 at a weighted average price of 106.25% of par; and

•	$48,399,000 principal amount of our $250,000,000 6.125% unsecured notes due November 2012 at a weighted average price of 108.75% of par;
•	we repurchased $10,100,000 principal amount of our 6.625% unsecured notes due September 2011 at a weighted average price of 107.0% of par;

•	we recorded a charge for the purchase premium as well as certain deferred issuance costs related to the $300,000,000 cash tender offer and additional $10,100,000 unsecured notes repurchase activity above of approximately $26,000,000 in (gain) loss on extinguishment of debt, net on the Consolidated Statement of Operations and Other Comprehensive Income of the Consolidated Financial Statements in Item 8 of this form 10-K;

•	we repaid the final $112,200,000 of our term loan outstanding prior to its scheduled maturity of January 2011;

•	we repaid $33,615,000 in variable rate debt secured by Avalon at Newton Highlands, located in Newton, Massachusetts pursuant to its scheduled maturity; and

•	through the execution of interest rate swaps, we effectively converted $300,000,000 principal of our fixed rate unsecured notes, with a weighted average maturity of approximately two years, to floating rate debt at a weighted average interest rate of three month LIBOR plus 5.42%.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2009 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding				Scheduled maturities
Community	rate (1)	date	12-31-08	12-31-09			2010	2011	2012	2013	2014	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.47%	Mar-2012	$14,680	$13,961			$766	$816	$12,379	$—	$—	$—
Avalon at Symphony Glen	5.17%	Jul-2024	9,780	9,780			—	—	—	—	—	9,780
Avalon at Lexington	6.95%	Feb-2025	11,665	11,226			466	495	526	559	594	8,586
Avalon Campbell	6.50%	Jun-2025	30,914	29,881	(2)		—	—	—	—	—	29,881
Avalon Pacifica	6.51%	Jun-2025	14,023	13,554	(2)		—	—	—	—	—	13,554
Avalon Fields	7.79%	May-2027	9,988	9,714			295	316	339	364	390	8,010
Avalon Oaks	7.49%	Feb-2041	16,940	16,794			157	168	180	193	207	15,889
Avalon Oaks West	7.54%	Apr-2043	16,795	16,661			142	152	162	173	185	15,847
Avalon at Chestnut Hill	6.15%	Oct-2047	41,834	41,501			349	368	388	409	432	39,555

			166,619	163,072			2,175	2,315	13,974	1,698	1,808	141,102

Variable rate (3)
Avalon Burbank	1.99%	Oct-2010	30,142	29,387			29,387	—	—	—	—	—
Waterford	1.09%	Jul-2014	33,100	33,100	(4)		—	—	—	—	33,100	—
Avalon at Mountain View	1.14%	Feb-2017	18,300	18,300	(4)		—	—	—	—	—	18,300
Avalon at Mission Viejo	1.44%	Jun-2025	7,635	7,635	(4)		—	—	—	—	—	7,635
Avalon at Nob Hill	1.31%	Jun-2025	20,800	20,800	(4)		—	—	—	—	—	20,800
Avalon Campbell	2.10%	Jun-2025	7,886	8,919	(2)		—	—	—	—	—	8,919
Avalon Pacifica	2.12%	Jun-2025	3,577	4,046	(2)		—	—	—	—	—	4,046
Avalon Bowery Place I	1.35%	Nov-2037	93,800	93,800			—	—	—	—	—	93,800
Avalon Bowery Place II	1.57%	Nov-2039	48,500	48,500	(5)		—	—	—	—	—	48,500
Avalon Acton	1.67%	Jul-2040	45,000	45,000	(5)		—	—	—	—	—	45,000
Avalon Morningside Park	3.00%	Nov-2040	100,000	100,000	(5)		—	—	—	—	—	100,000
West Chelsea	0.18%	May-2012	—	93,440	(5)		—	—	93,440	—	—	—
Avalon Walnut Creek	2.95%	Mar-2046	116,000	116,000	(5)		—	—	—	—	—	116,000
Avalon Walnut Creek	2.89%	Mar-2046	10,000	10,000	(5)		—	—	—	—	—	10,000

			534,740	628,927			29,387	—	93,440	—	33,100	473,000

Conventional loans (6)
Fixed rate
$150 million unsecured notes	—	Aug-2009	140,000	—			—	—	—	—	—	—
$200 million unsecured notes	7.67%	Dec-2010	200,000	14,576	(7	) (12)	14,576	—	—	—	—	—
$300 million unsecured notes	6.79%	Sep-2011	300,000	39,900	(8	) (12)	—	39,900	—	—	—	—
$50 million unsecured notes	6.31%	Sep-2011	50,000	—	(12)		—	—	—	—	—	—
$250 million unsecured notes	5.74%	Jan-2012	235,000	104,400	(9	) (12)	—	—	104,400	—	—	—
$250 million unsecured notes	6.26%	Nov-2012	250,000	201,601	(10)		—	—	201,601	—	—	—
$100 million unsecured notes	5.11%	Mar-2013	100,000	100,000			—	—	—	100,000	—	—
$150 million unsecured notes	5.52%	Apr-2014	150,000	150,000			—	—	—	—	150,000	—
$250 million unsecured notes	5.89%	Sep-2016	250,000	250,000			—	—	—	—	—	250,000
$250 million unsecured notes	5.82%	Mar-2017	—	250,000			—	—	—	—	—	250,000
$250 million unsecured notes	6.19%	Mar-2020	—	250,000			—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,801	7,578			239	7,339	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,218	6,045			183	193	204	216	229	5,020
4600 Eisenhower Avenue	—	Apr-2009	4,175	—			—	—	—	—	—	—
Avalon Orchards	7.77%	Jul-2033	19,322	19,011			333	357	382	409	438	17,092
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125			—	—	—	170,125	—	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572			—	—	—	94,572	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600			—	—	—	—	—	110,600
Avalon Silicon Valley	5.74%	Jul-2015	150,000	150,000			—	—	—	—	—	150,000
Avalon Darien	6.22%	Nov-2015	51,749	51,172			660	702	746	793	843	47,428
Avalon Greyrock Place	6.13%	Nov-2015	62,400	61,690			811	861	914	971	1,031	57,102
Avalon Commons	6.09%	Jan-2019	55,100	55,100			—	693	734	779	826	52,068
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500			—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	—	21,130			—	183	285	301	319	20,042
Avalon Gates	5.93%	May-2019	—	41,321			—	357	557	589	624	39,194
Avalon at Stamford Harbor	5.92%	May-2019	—	65,695			—	568	885	937	992	62,313
Avalon Freehold	5.94%	May-2019	—	36,630			—	317	493	522	553	34,745
Avalon Run East II	5.94%	May-2019	—	39,250			—	339	529	560	592	37,230
Avalon Gardens	6.06%	May-2019	—	66,237			—	572	892	945	1,000	62,828
Avalon Edgewater	6.10%	May-2019	—	78,565			—	679	1,058	1,120	1,186	74,522
Avalon Foxhall	6.05%	May-2019	—	59,010			—	510	795	841	891	55,973
Avalon Gallery Place I	6.05%	May-2019	—	45,850			—	396	618	654	692	43,490
Avalon Traville	5.91%	May-2019	—	77,700			—	672	1,047	1,108	1,173	73,700
Avalon Bellevue	5.91%	May-2019	—	26,698			—	231	360	381	403	25,323
Avalon on the Alameda	5.91%	May-2019	—	53,980			—	467	727	770	815	51,201
Avalon Mission Bay North	5.90%	May-2019	—	73,269			—	633	987	1,045	1,106	69,498
Avalon Woburn	5.91%	May-2019	—	55,805			—	482	752	796	842	52,933

			2,409,562	2,830,010			16,802	56,451	318,966	378,434	164,555	1,894,802

Variable rate (3)
Avalon at Flanders Hill	—	May-2009	19,735	—			—	—	—	—	—	—
Avalon at Newton Highlands	—	Dec-2009	34,945	—			—	—	—	—	—	—
Avalon at Crane Brook	2.11%	Mar-2011	31,530	30,440	(4)		1,169	29,271	—	—	—	—
Avalon at Bedford Center	1.74%	May-2012	16,361	15,871	(4)		527	560	14,784	—	—	—
Avalon Walnut Creek	3.03%	Mar-2046	9,000	9,000	(5)		—	—	—	—	—	9,000
$105.6 million unsecured notes	—	May-2009	105,600	—			—	—	—	—	—	—
$112.2 million unsecured notes	—	Jan-2010	112,200	—	(11)		—	—	—	—	—	—
$112.2 million unsecured notes	—	Jan-2011	112,200	—	(11)		—	—	—	—	—	—
$200 Million unsecured notes	7.034%	Dec-2010	—	75,000	(12)		75,000	—	—	—	—	—
$300 Million unsecured notes	5.663%	Sep-2011	—	100,000	(12)		—	100,000	—	—	—	—
$50 Million unsecured notes	5.663%	Sep-2011	—	50,000	(12)		—	50,000	—	—	—	—
$250 Million unsecured notes	4.352%	Jan-2012	—	75,000	(12)		—	—	75,000	—	—	—

			441,571	355,311			76,696	179,831	89,784	—	—	9,000

Total indebtedness — excluding unsecured credit facility			$3,552,492	$3,977,320			$125,060	$238,597	$516,164	$380,132	$199,463	$2,517,904

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at December 31, 2009 and December 31, 2008 through an interest rate swap agreement. The portion of the debt fixed through the interest rate swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of December 31, 2009.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of December 31, 2009. Actual amounts drawn on the debt as of December 31, 2009 are $46,216 for Bowery Place II, $44,678 for Avalon Acton, $88,823 for Morningside Park, $64,080 for Walnut Creek, and $0 for West Chelsea.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $2,448 of debt discount and basis adjustments associated with the hedged unsecured notes as of December 31, 2009 and $2,035 of debt discount as of December 31, 2008, as reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we redeemed $46,001 principal amount of our $200,000 7.5% unsecured notes due December 2010.

(8)	In October 2009, we redeemed $160,100 principal amount of our $300,000 6.625% unsecured notes due September 2011.

(9)	In October 2009, we redeemed $55,600 principal amount of our $250,000 5.5% unsecured notes due January 2012.

(10)	In October 2009, we redeemed $48,399 principal amount of our $250,000 6.125% unsecured notes due November 2012.

(11)	In August and October 2009, we repaid $224,400 in unsecured debt, representing the second and third tranches of our term loan, prior to its scheduled maturities in January 2010 and 2011, respectively.

(12)	In October 2009, we executed $300,000 of interest rate swaps allowing us to effectively convert $300,000 principal of our fixed rate unsecured notes to floating rate debt.
Future Financing and Capital Needs — Portfolio and Other Activity
As of December 31, 2009, we had seven new wholly owned communities under construction, for which a total estimated cost of $245,046,000 remained to be invested. We also had seven wholly owned communities under reconstruction, for which a total estimated cost of $49,527,000 remained to be invested. In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2010. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, development costs related to pursuing Development Rights, as well as for equity contributions to Fund II, will be funded from:
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
Before planned reconstruction activity, including reconstruction activity related to communities acquired by the Funds, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities where our partners bring development and operational expertise to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure you that we will achieve our objectives through joint ventures.
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of December 31, 2009, were not significant. As a result we have not recorded any obligation associated with these guarantees at December 31, 2009.

•	Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,410,000, with varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2009). As of December 31, 2009, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2009.

•	A subsidiary of Fund II has one loan secured by an asset in the amount of $21,515,000 with a maturity of June 2019. This loan is payable by the subsidiary of Fund II. As of December 31, 2009, Fund II also has $30,200,000 outstanding under a credit facility that matures in December 2010. The mortgage loan is payable by the subsidiary of Fund II with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is payable by Fund II and is secured by capital commitments. We have not guaranteed, beyond our proportionate share of capital commitments supporting the credit facility of Fund II, the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,470,000 as of December 31, 2009). As of December 31, 2009, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2009 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2009.

•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,943,000 maturing in April 2016. The variable rate loan had an interest rate of 3.69% at December 31, 2009. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing for-sale town homes in Danvers, Massachusetts. The LLC has three separate variable rate loans with aggregate borrowings of $2,432,000 and a weighted average interest rate of 4.19% at December 31, 2009. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	PHVP I, LLC, a consolidated joint venture in which we hold a 99.0% controlling interest, constructed a public garage adjacent to our Walnut Creek development. As part of the construction management services we provided to PHVP I, LLC for the construction of the public garage, we provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing, which occurred in the third quarter of 2009. Our obligations under this guarantee therefore, have terminated and we have no further obligation under this agreement.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At December 31, 2009, we have an outstanding commitment to purchase the remaining land for approximately $51,500,000.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
In 2009, we entered into a lease agreement for office space in Arlington, Virginia. The office space will serve as our corporate headquarters, with relocation scheduled to occur in the first half of 2010. The lease has a ten year lease term, with extension rights, with rent of approximately $1,900,000 annually. We are marketing for lease or sale the building that serves as our current headquarters in Alexandria, Virginia. Aside from this lease, there have not been any other material changes outside of the ordinary course of business to our contractual obligations during 2009.

Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2009 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$3,977,320	$125,060	$754,761	$579,595	$2,517,904

Operating Lease Obligations (1)	3,412,947	20,732	50,815	53,850	3,287,550

Total	$7,390,267	$145,792	$805,576	$633,445	$5,805,454

(1)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.
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
Forward-Looking Statements
This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:
•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, NOI and earnings estimates;

•	our declaration or payment of distributions;

•	our joint venture and discretionary fund activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

•	the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, Midwest, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the recent economic downturn; and

•	trends affecting our financial condition or results of operations.
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the factors referred to below, you should carefully review the discussion under Item 1a., “Risk Factors,” in this document for a discussion of additional risks associated with our business and these forward-looking statements.
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of Fund I, Fund II or the REIT vehicles that are used with each respective Fund; and

•	we may be unsuccessful in managing changes in our portfolio composition.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Organization and Basis of Presentation” of our Consolidated Financial Statements.
Principles of Consolidation
We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We must determine for each of these ventures whether to consolidate the entity or account for our investment under the equity or cost basis of accounting.
We determine whether to consolidate certain entities based on our rights and obligations under the joint venture agreements, applying the applicable accounting guidance. For investment interests that we do not consolidate, we evaluate the guidance to determine the accounting framework to apply. The application of the rules in evaluating the accounting treatment for each joint venture is complex and requires substantial management judgment. Therefore, we believe the decision to choose an appropriate accounting framework is a critical accounting estimate.
If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2009, our assets would have increased by $1,030,260,000 and our liabilities would have increased by $778,156,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:
•	For entities not considered to be variable interest entities, the nature of the entity changed such that it would be considered a variable interest entity and if we were considered the primary beneficiary.

•	For entities in which we do not hold a controlling voting and/or variable interest, the contractual arrangement changed resulting in our investment interest being either a controlling voting and/or variable interest.
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
During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2009 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,493,200.
We capitalize pre-development costs incurred in pursuit of Development Rights. These costs include legal fees, design fees and related overhead costs. Future development of these pursuits is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are written off with a charge to expense.
Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2009 would have decreased by $8,776,300.
Abandoned Pursuit Costs & Asset Impairment
We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by us no longer probable, any capitalized pre-development costs are written off with a charge to expense. We expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $5,842,000 in 2009 and $12,511,000 in 2008. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
During 2009, we concluded that the continued economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of an impairment charge of $20,302,000 related to the impairment of two land parcels which we currently do not intend to develop. We looked to third-party pricing estimates to determine the fair values of the land parcels considered to be impaired. Given the heterogeneous nature of multifamily real estate, the third party values incorporated significant other unobservable inputs and are therefore considered to be Level 3 prices in the fair value hierarchy. In addition, in 2009 we recognized a further impairment charge of $850,000 on a land parcel for which an earlier impairment had been recognized in the fourth quarter of 2008. The additional impairment charge reduces our carrying basis to its current estimated selling price less costs to dispose.
Our focus on value creation through real estate development presents an impairment risk in the event of a future deterioration of the real estate and/or capital markets or a decision by us to reduce or cease development. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed, or the likelihood of any future impairment charges, if any. You should also review Item 1a., “Risk Factors” of this Form 10-K.
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2009, our net income would have decreased by approximately $62,000,000.
Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risk. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seek to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily, in short-term LIBOR and the SIFMA index as a result of borrowings under our Credit Facility and outstanding bonds with variable interest rates. In addition the fair value of our fixed rate unsecured and secured notes are impacted by changes in market interest rates. The effect of interest rate fluctuations on our results of operations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.
We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. In the fourth quarter of 2009, we entered into interest rate swap agreements to convert fixed rate borrowings to effective floating rate notes. In addition, we have interest rate caps and interest rate swaps that serve to either convert floating rate borrowings to fixed rate borrowings, or effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.
We had $1,271,273,000 and $1,088,848,000 in variable rate debt outstanding (excluding variable rate debt effectively fixed through swap agreements and including fixed rate debt effectively swapped to variable rates through swap agreements) as of December 31, 2009 and 2008, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2009 and 2008, our annual interest costs would have increased by approximately $9,079,000 and $11,490,000, respectively, based on balances outstanding during the applicable years.
As of December 31, 2009, we had executed interest rate swap agreements to hedge cash flow variability for approximately $43,435,000 of our variable rate, tax-exempt debt and executed interest rate swap agreements to hedge fair value exposure for approximately $300,000,000 of our fixed rate unsecured notes. Had these interest rate swap agreements not been in place during 2009 and 2008, our annual interest costs would have been approximately $1,492,000 higher and $1,451,000 lower, respectively, based on balances outstanding and reported interest rates during the applicable years. Additionally, if the variable interest rates on hedged floating rate debt had been 100 basis points higher throughout 2009 and 2008 and these swap agreements had not been in place, our annual interest costs would have been approximately $2,054,000 higher and $887,000 lower, respectively.
Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.
In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our Credit Facility) with an aggregate carrying value of $3,977,320,000 at December 31, 2009 had an estimated aggregate fair value of $4,052,817,000 at December 31, 2009. Contractual fixed rate debt represented $3,249,647,000 of the carrying value and $3,352,312,000 of the fair value at December 31, 2009. If interest rates had been 100 basis points higher as of December 31, 2009, the fair value of this fixed rate debt would have decreased by $159,030,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
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
ITEM 9b. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 pertaining to directors and executive officers of the Company and the Company’s Code of Conduct is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2010.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2010, to the extent not set forth below.
The Company maintains the 2009 Stock Option and Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the 2009 Plan, the Company’s prior 1994 Stock Incentive Plan (the “1994 Plan”) under which awards were previously made, and the ESPP as of December 31, 2009:

			(b)		(c)
			Weighted-		Number of securities
	(a)		average		remaining available for
	Number of securities		exercise price		future issuance under
	to be issued upon		of outstanding		equity compensation
	exercise of		options,		plans (excluding
	outstanding options,		warrants and		securities reflected in
Plan category	warrants and rights		rights		column (a))
Equity compensation plans approved by security holders (1)	2,964,394	(2)	$80.76	(3)	4,164,064

Equity compensation plans not approved by security holders (4)	—		n/a		755,484

Total	2,964,394		$80.76	(3)	4,919,548

(1)	Consists of the 2009 Plan and the 1994 Plan.

(2)	Includes 128,141 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 244,640 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

(3)	Excludes deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(4)	Consists of the ESPP.
The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 19, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 19, 2010.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
15(a)(1) Financial Statements
Index to Financial Statements
Consolidated Financial Statements and Financial Statement Schedule:
15(a)(2) Financial Statement Schedule

Schedule III — Real Estate and Accumulated Depreciation	F-37
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
15(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Filed herewith.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among the Company and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 2, 2009.)

10.2	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 6, 2005.)

10.3	—	Term Loan Agreement, dated May 15, 2008, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 19, 2008.)

10.4	—	Master Cross-Collateralization Agreement, dated as of April 24, 2009, between Deutsche Bank Berkshire Mortgage, Inc., parties identified on Exhibit A-Schedule 1 attached thereto, and Shady Grove Financing, LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed August 10, 2009.)

10.5	—	Master Substitution Agreement, dated April 23, 2009, between Deutsche Bank Berkshire Mortgage, Inc., AvalonBay Traville, LLC and the entities identified on Schedule B attached thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed August 10, 2009.)

10.6	—	Form of Multifamily Note, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 24, 2009.) (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 10, 2009.)

10.7	—	Form of Guaranty, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 24, 2009.) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed August 10, 2009.)

10.8+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 6, 2005.)

10.9+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)

10.10+	—	Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant. (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (File No. 333-103755), filed July 7, 2003.)

10.11+	—	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed May 6, 2005.)

10.12+	—	Form of Second Amendment to Employment Agreements between the Company and Certain Executive Officers. (Incorporated by reference to Exhibit 10.2 to form 8-K of the Company filed May 22, 2008.)

10.13+	—	Third Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of December 14, 2008. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 2, 2009.)

10.14+	—	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed March 2, 2009.)

10.15+	—	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 6, 2005.)

10.16+	—	Third Amendment to Employment Agreement between the Company and Bryce Blair, dated as of December 14, 2008. (Incorporated by reference to exhibit 10.12 to Form 10-K of the Company filed March 2, 2009.)

10.17+	—	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 1, 2007.)

10.18+	—	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed May 6, 2005.)

10.19+	—	Third Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of December 14, 2008. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 2, 2009.)

10.20+	—	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed March 1, 2007.)

10.21+	—	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.6 to Form 10-Q of the Company filed May 6, 2005.)

10.22+	—	Third Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of December 14, 2008.) (Incorporated by reference to Exhibit 10.18 to Form 10-K of the Company filed March 2, 2009.)

10.23+	—	Retirement Agreement, dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 1, 2007.)

10.24+	—	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005.)

10.25+	—	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 28, 2009.)

10.26+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.27+	—	Form of Non-Qualified Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.28+	—	Form of Stock Grant and Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.29+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.30+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.31+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)

10.32+	—	1996 Non-Qualified Employee Stock Purchase Plan — Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)

10.33+	—	Form of Addendum to AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement for Certain Officers. (Incorporated by reference to Exhibit 10.30 to Form 10-K of the Company filed March 2, 2009.)

10.34+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2005.)

10.35+	—	The Company’s Officer Severance Plan, as amended and restated on November 18, 2008. (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form 10-K of the Company filed March 2, 2009.)

10.36+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004 (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)

10.37+	—	Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 14, 2006.)

10.38+	—	Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.22 to Form 10-K of the Company filed March 1, 2007.)

10.39+	—	Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2007.)

10.40+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008.)

10.41+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2008.)

10.42+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.33 of Form 10-K of the Company filed March 2, 2009.)

10.43+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 9, 2007.)

10.44+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 9, 2007.)

10.45	—	Second Amended and Restated Revolving Loan Agreement, dated as of November 14, 2006, among the Company, as Borrower, JPMorgan Chase Bank, N.A., and Wachovia Bank, National Association, each as a Bank and Syndication Agent, Bank of America, N.A., as a Bank, Swing Lender and Issuing Bank, Morgan Stanley Bank, Wells Fargo Bank, National Association, and Deutsche Bank Trust Company Americas, each as a Bank and Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 17, 2006.)

10.46	—	First Amendment to the Second Amended and Restated Revolving Loan Agreement, dated as of November 13, 2007, among the Company, as Borrower, the banks signatory thereto, each as a Bank, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 16, 2007.)

10.47+	—	Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program. (Incorporated by reference to Exhibit 10.33 to Form 10-K of the Company filed March 1, 2007.)

10.48+	—	Amendment to Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program adopted December 11, 2008. (Incorporated by reference to Exhibit 10.38 to Form 10-K of the Company field March 2, 2009.)

10.49+	—	Amendment, effective September 30, 2007, to the Company’s quarterly compensation of Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 9, 2007.)

10.50+	—	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 22, 2008).

10.51+	—	Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.42 to Form 10-K of the Company filed March 2, 2009.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders’ equity, and (v) notes to consolidated financial statements.*

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.
Date: February 26, 2010	By:	/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2010	By:	/s/ Bryce Blair
Bryce Blair, Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2010	By:	/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2010	By:	/s/ Keri A. Shea
Keri A. Shea, Vice President --Finance & Treasurer (Principal Accounting Officer)

Date: February 26, 2010	By:	/s/ Bruce A. Choate
Bruce A. Choate, Director

Date: February 26, 2010	By:	/s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: February 26, 2010	By:	/s/ Gilbert M. Meyer
Gilbert M. Meyer, Director

Date: February 26, 2010	By:	/s/ Timothy J. Naughton
Timothy J. Naughton, Director

Date: February 26, 2010	By:	/s/ Lance R. Primis
Lance R. Primis, Director

Date: February 26, 2010	By:	/s/ Peter S. Rummell
Peter S. Rummell, Director

Date: February 26, 2010	By:	/s/ H. Jay Sarles
H. Jay Sarles, Director

Date: February 26, 2010	By:	/s/ W. Edward Walter
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 1, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of AvalonBay Communities, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 1, 2010

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-09	12-31-08
ASSETS
Real estate:
Land	$1,250,679	$1,119,221
Buildings and improvements	5,988,330	5,281,134
Furniture, fixtures and equipment	186,301	170,466

	7,425,310	6,570,821
Less accumulated depreciation	(1,477,772)	(1,268,557)

Net operating real estate	5,947,538	5,302,264
Construction in progress, including land	531,299	867,040
Land held for development	237,095	239,456
Operating real estate assets held for sale, net	117,555	240,983

Total real estate, net	6,833,487	6,649,743

Cash and cash equivalents	105,691	64,935
Cash in escrow	210,676	192,681
Resident security deposits	23,646	29,708
Investments in unconsolidated real estate entities	74,570	55,025
Deferred financing costs, net	34,531	31,350
Deferred development costs	87,763	57,365
Prepaid expenses and other assets	87,241	93,546

Total assets	$7,457,605	$7,174,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,658,029	$2,002,965
Variable rate unsecured credit facility	—	124,000
Mortgage notes payable	2,316,843	1,527,757
Dividends payable	72,773	208,209
Payables for construction	49,623	64,363
Accrued expenses and other liabilities	229,299	218,280
Accrued interest payable	35,069	32,651
Resident security deposits	33,646	38,643
Liabilities related to real estate assets held for sale	6,399	31,136

Total liabilities	4,401,681	4,248,004

Redeemable noncontrolling interests	5,797	10,234

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2009 and December 31, 2008; zero shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2009 and December 31, 2008; 81,528,957 and 77,119,963 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	815	771
Additional paid-in capital	3,200,367	2,940,499
Accumulated earnings less dividends	(149,988)	(22,223)
Accumulated other comprehensive loss	(1,067)	(2,932)

Total stockholders’ equity	3,050,127	2,916,115

Total liabilities and stockholders’ equity	$7,457,605	$7,174,353

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-09	12-31-08	12-31-07
Revenue:
Rental and other income	$844,254	$807,656	$721,644
Management, development and other fees	7,328	6,568	6,142

Total revenue	851,582	814,224	727,786

Expenses:
Operating expenses, excluding property taxes	261,752	248,862	222,332
Property taxes	83,809	73,937	67,240
Interest expense, net	150,323	114,910	92,175
(Gain) loss on extinguishment of debt, net	25,910	(1,839)	—
Depreciation expense	209,746	183,748	157,895
General and administrative expense	28,748	42,781	28,494
Impairment loss — land holdings	21,152	57,899	—

Total expenses	781,440	720,298	568,136

Equity in income of unconsolidated entities	1,441	4,566	59,169
Gain on sale of land	4,830	—	545

Income from continuing operations	76,413	98,492	219,364

Discontinued operations:
Income from discontinued operations	13,974	27,353	33,894
Gain on sale of communities	63,887	284,901	106,487

Total discontinued operations	77,861	312,254	140,381

Net income	154,274	410,746	359,745
Net (income) loss attributable to redeemable noncontrolling interests	1,373	741	(1,585)

Net income attributable to the Company	155,647	411,487	358,160
Dividends attributable to preferred stock	—	(10,454)	(8,700)

Net income attributable to common stockholders	$155,647	$401,033	$349,460

Other comprehensive income:
Unrealized gain on cash flow hedges	1,865	434	213

Comprehensive income	$157,512	$401,467	$349,673

Earnings per common share — basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.97	$1.15	$2.65
Discontinued operations attributable to common stockholders	0.97	4.06	1.78

Net income attributable to common stockholders	$1.94	$5.21	$4.43

Earnings per common share — diluted:
Income from continuing operations attributable to common stockholders, net of preferred stock dividends	$0.96	$1.15	$2.62
Discontinued operations attributable to common stockholders	0.97	4.02	1.76

Net income attributable to common stockholders	$1.93	$5.17	$4.38

Dividends per common share:	$3.5700	$5.3775	$3.4000

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated	Accumulated
	Shares issued				Additional	earnings	other	Total
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders’
	stock	stock	stock	stock	capital	dividends	loss	equity
Balance at December 31, 2006	4,000,000	74,668,372	$40	$747	$2,482,516	$90,199	$(3,579)	$2,569,923

Net income attributable to the Company	—	—	—	—	—	358,160	—	358,160
Unrealized gain on cash flow hedges	—	—	—	—	—	—	213	213
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(3,826)	—	(3,826)
Dividends declared to common and preferred stockholders	—	—	—	—	—	(276,823)	—	(276,823)
Issuance of common stock	—	5,130,855	—	51	619,359	(1,741)	—	617,669
Purchase of common stock	—	(2,480,616)	—	(25)	(93,501)	(164,403)	—	(257,929)
Amortization of deferred compensation	—	—	—	—	18,334	—	—	18,334

Balance at December 31, 2007	4,000,000	77,318,611	40	773	3,026,708	1,566	(3,366)	3,025,721

Net income attributable to the Company	—	—	—	—	—	411,487	—	411,487
Unrealized gain on cash flow hedges	—	—	—	—	—	—	434	434
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	12,095	—	12,095
Dividends declared to common and preferred stockholders	—	—	—	—	—	(423,118)	—	(423,118)
Issuance of common stock	—	323,085	—	3	5,838	(185)	—	5,656
Purchase of common stock	—	(521,733)	—	(5)	(18,086)	(24,068)	—	(42,159)
Redemption of preferred stock	(4,000,000)	—	(40)	—	(96,425)	—	—	(96,465)
Amortization of deferred compensation	—	—	—	—	22,464	—	—	22,464

Balance at December 31, 2008	—	77,119,963	—	771	2,940,499	(22,223)	(2,932)	2,916,115

Net income attributable to the Company	—	—	—	—	—	155,647	—	155,647
Unrealized gain on cash flow hedges	—	—	—	—	—	—	1,865	1,865
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	3,373	—	3,373
Dividends declared to common stockholders	—	—	—	—	—	(287,983)	—	(287,983)
Issuance of common stock	—	4,442,180	—	44	245,676	1,198	—	246,918
Purchase of common stock	—	(33,186)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	14,192	—	—	14,192

Balance at December 31, 2009	—	81,528,957	$—	$815	$3,200,367	$(149,988)	$(1,067)	$3,050,127

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-09	12-31-08	12-31-07
Cash flows from operating activities:
Net income	$154,274	$410,746	$359,745
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	209,746	183,748	157,895
Depreciation expense from discontinued operations	8,540	15,704	23,830
Amortization of deferred financing costs and debt premium/discount	8,139	5,892	4,934
Amortization of stock-based compensation	6,098	11,888	14,353
Return on investment of unconsolidated entities	—	—	130
Equity in income of unconsolidated entities, net of eliminations	(810)	(3,436)	(58,122)
Impairment loss — land holdings	21,152	57,899	—
Abandonment of development pursuits	2,461	9,428	3,429
(Gain) loss on extinguishment of debt, net	25,910	(1,839)	—
Gain on sale of real estate assets	(68,717)	(284,901)	(107,032)
(Increase) decrease in cash in operating escrows	(2,434)	3,054	(7,403)
(Increase) decrease in resident security deposits, prepaid expenses and other assets	2,391	(5,673)	8,747
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	11,850	(16,426)	54,368

Net cash provided by operating activities	378,600	386,084	454,874

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(560,155)	(881,503)	(1,112,590)
Acquisition of real estate assets, including partner equity interest	—	—	(13,841)
Capital expenditures — existing real estate assets	(11,114)	(15,534)	(13,851)
Capital expenditures — non-real estate assets	(834)	(5,290)	(1,424)
Proceeds from sale of real estate, net of selling costs	189,417	529,777	261,089
Increase (decrease) in payables for construction	(14,740)	(27,018)	32,348
Decrease in cash in construction escrows	77,754	126,611	54,149
(Increase) decrease in investments in unconsolidated real estate entities	(13,887)	6,648	(15,127)

Net cash used in investing activities	(333,559)	(266,309)	(809,247)

Cash flows from financing activities:
Issuance of common stock	108,860	7,433	621,029
Repurchase of common stock	—	(42,159)	(257,929)
Redemption of preferred stock	—	(100,000)	—
Dividends paid	(283,710)	(278,795)	(268,966)
Net borrowings (repayments) under unsecured credit facility	(124,000)	(390,500)	514,500
Issuance of mortgage notes payable and draws on construction loans	741,140	697,046	59,126
Repayments of mortgage notes payable	(65,229)	(67,442)	(27,256)
Issuance of unsecured notes	500,000	330,000	—
Repayment of unsecured notes	(868,564)	(219,050)	(260,000)
Payment of deferred financing costs	(12,523)	(9,491)	(6,550)
Redemption of units for cash by minority partners	(202)	(1,756)	(6,851)
Contributions from minority and profit-sharing partners	—	—	1,333
Distributions to DownREIT partnership unitholders	(57)	(216)	(280)
Distributions to joint venture and profit-sharing partners	—	(181)	(1,796)

Net cash provided by (used in) financing activities	(4,285)	(75,111)	366,360

Net increase in cash and cash equivalents	40,756	44,664	11,987

Cash and cash equivalents, beginning of year	64,935	20,271	8,284

Cash and cash equivalents, end of year	$105,691	$64,935	$20,271

Cash paid during the year for interest, net of amount capitalized	$168,651	$110,290	$98,594

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the year ended December 31, 2009:
•	2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008, 169,851 shares of common stock valued at $8,360 were issued in connection with stock grants, 11,172 shares valued at $651 were issued through the Company’s dividend reinvestment plan, 33,186 shares valued at $1,517 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $147 were forfeited, for a net value of $146,405. In addition, the Company granted 344,801 options for common stock at a value of $2,252.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,865 to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common dividends declared but not paid totaled $72,773.

•	The Company recorded a decrease of $3,373 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•	The Company obtained $93,440 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.
During the year ended December 31, 2008:
•	130,325 shares of common stock valued at $11,646 were issued in connection with stock grants, 5,703 shares valued at $458 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 were issued to members of the Board of Directors in fulfillment of deferred stock awards, 39,633 shares valued at $3,483 were withheld to satisfy employees’ tax withholding and other liabilities and 1,101 shares valued at $109 were forfeited, for a net value of $9,869. In addition, the Company granted 401,212 options for common stock at a value of $3,976.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $434 to record the impact of the Company’s hedge accounting activity.

•	The Company issued $135,000 of variable rate debt relating to Avalon Walnut Creek. The proceeds were placed in an escrow account until requisitioned for construction funding and no amounts have been drawn for use in the development of the community.

•	Common and preferred dividends declared but not paid totaled $208,209.

•	The Company recorded a decrease of $12,095 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.
During the year ended December 31, 2007:
•	75,231 shares of common stock valued at $10,971 were issued in connection with stock grants, 2,929 shares valued at $365 were issued through the Company’s dividend reinvestment plan, 41,000 shares valued at $4,381 were withheld to satisfy employees’ tax withholding and other liabilities and 8,609 shares valued at $231 were forfeited, for a net value of $6,724. In addition, the Company granted 331,356 options for common stock, net of forfeitures, at a value of $7,518.

•	19,231 units of limited partnership, valued at $887, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $213 to record the impact of the Company’s hedge accounting activity.

•	The Company issued $100,000 of variable rate tax-exempt debt relating to Avalon Morningside Park. The proceeds were placed in an escrow account until requisitioned for construction funding, none of which was drawn for use in the development of the community.

•	Common and preferred dividends declared but not paid totaled $67,909.

•	The Company recorded an increase of $3,826 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. Organization and Basis of Presentation
Organization
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Code. The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier to entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At December 31, 2009, the Company owned or held a direct or indirect ownership interest in 165 operating apartment communities containing 47,926 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,615 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in seven communities under construction that are expected to contain an aggregate of 2,438 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 28 communities that, if developed as expected, will contain an estimated 7,180 apartment homes.
All capitalized terms have the meaning as provided in this Form 10-K.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities that qualified for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities in accordance with the guidance applicable to limited partnerships or similar entities. The Company evaluates the partnership of each joint venture entity and determines whether control over the partnership lies with the general partner or, when the limited partners have certain rights, with the limited partners. The Company consolidates an investment when both (i) the Company is the general partner, and (ii) the limited partner interests do not overcome the Company’s presumption of control by having either substantive participating rights, the ability to remove the Company as the general partner or the ability to dissolve the partnership.
The Company generally uses the equity method under all other potential scenarios, including (i) where the Company holds a general partner interest but the presumption of control by the Company is overcome by the limited partner interests as described in the preceding paragraph, and (ii) where the Company holds a limited partner interest in a joint venture. Investments in which the Company has little or no influence are accounted for using the cost method.
In each of the partnerships structured as DownREITs, either the Company or one of the Company’s wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. For each DownREIT partnership, limited partners are entitled to receive an initial distribution of current cash flow before any distribution is made to the general partner. Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated the Company’s current common stock dividend per share. The holders of units of limited partnership interests have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of the Company’s common stock. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock. In 2009, the Company redeemed 4,077 operating units for cash.
In conjunction with the acquisition and development of investments in unconsolidated entities, the Company may incur costs in excess of its equity in the underlying assets. These costs are capitalized and depreciated over the life of the underlying assets to the extent that the Company expects to recover the costs.
In 2009, an unconsolidated joint venture in which the Company holds an interest determined that the recent economic downturn impacted the recoverability of the carrying value of a long lived asset held as an investment. Accordingly, the joint venture recognized an impairment loss. The Company recognized its proportionate share of the impairment loss of approximately $2,600 as a component of equity in income of unconsolidated entities on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the years ended December 31, 2008 or 2007.
Revenue and Gain Recognition
Rental income related to leases is recognized on an accrual basis when due from residents as required by the accounting guidance applicable to leases, which provides guidance on classification and recognition. In accordance with the Company’s standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year.
The Company accounts for sales of real estate assets and the related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale.
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
Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is probable and (iii) ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, or the Company’s intended use changes such that capitalization is no longer appropriate. For redevelopment efforts, the Company capitalizes costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as they accrue.

The Company acquired as Development Rights eleven land parcels improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2009, the Company is pursuing development of four of these parcels. For the seven parcels of land for which the Company does not intend to pursue development, rental revenue from the incidental operations are recognized as a component of rental and other income. For those land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on the land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents. For acquisitions subsequent to December 31, 2008, all costs incurred with these acquisitions will be expensed. Prior to January 1, 2009, third party costs directly associated with the acquisition were capitalized as part of the purchase price.
Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
Income Taxes
As of December 31, 2009, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2006 through 2008.
The Company elected to be taxed as a REIT under the Code, as amended, for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of the taxable income over the time period allowed under the Code to its stockholders. Management believes that all such conditions for the avoidance of income taxes have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company incurred net charges of $515 and $3,200 for federal excise taxes as a component of general and administrative expense in the Consolidated Statement of Operations and Other Comprehensive Income as a result of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2009 and 2008, respectively. The Company did not incur any related charges in 2007. For further discussion of the real estate disposition activities, see Note 7, “Real Estate Disposition Activities.” In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries is subject to federal, state and local income taxes.
The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2009, 2008 and 2007 (unaudited):

	2009	2008	2007
	Estimate	Actual	Actual
Net income attributable to common stockholders	$155,647	$401,033	$349,460
Dividends attributable to preferred stock, not deductible for tax	—	7,226	8,700
GAAP gain on sale of communities less than tax gain	20,410	62,540	12,245
Depreciation/Amortization timing differences on real estate	10,757	(18,997)	(88,328)
Tax compensation expense less than (in excess of) GAAP	13,512	10,131	(24,239)
Impairment loss	19,037	50,100	—
Other adjustments	10,488	1,943	17,915

Taxable net income	$229,851	$513,976	$275,753

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2009, 2008 and 2007 (unaudited):

	2009	2008	2007
Ordinary income	69%	16%	35%
15% capital gain	21%	60%	54%
Unrecaptured §1250 gain	10%	24%	11%
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. The Company recognized a charge of approximately $1,000 as a component of (gain) loss on extinguishment of debt, net in 2009. Amounts recognized in earnings in 2008 and 2007 were not significant. Accumulated amortization of deferred financing costs was $19,880 at December 31, 2009 and $24,264 at December 31, 2008.
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
Interest Rate Contracts
The Company utilizes derivative financial instruments to manage interest rate risk. As of December 31, 2009, the Company had approximately $59,306 in variable rate debt subject to cash flow hedges and $300,000 of fixed rate debt subject to fair value hedges; and $61,298 as of December 31, 2008 subject to cash flow hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $110,275 in variable rate debt which is subject to interest rate caps as of December 31, 2009. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.

Comprehensive Income
Comprehensive income, as reflected on the Consolidated Statements of Operations and Other Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss, as reflected on the Consolidated Statements of Stockholders’ Equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.
Earnings per Common Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic EPS. All historical periods presented have been restated to reflect the impact of including participating securities in the basic earnings per share calculation. Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company’s earnings per common share are determined as follows:

	For the year ended
	12-31-09	12-31-08	12-31-07
Basic and diluted shares outstanding
Weighted average common shares — basic	79,951,348	76,783,515	78,680,043
Weighted average DownREIT units outstanding	16,490	59,886	105,859
Effect of dilutive securities	631,819	735,451	1,071,025

Weighted average common shares — diluted	80,599,657	77,578,852	79,856,927

Calculation of Earnings per Share — basic
Net income attributable to common stockholders	$155,647	$401,033	$349,460
Net income allocated to unvested restricted shares	$(486)	$(1,313)	$(1,144)

Net income attributable to common stockholders, adjusted	$155,161	$399,720	$348,316

Weighted average common shares — basic	79,951,348	76,783,515	78,680,043

Earnings per common share — basic	$1.94	$5.21	$4.43

Calculation of Earnings per Share — diluted
Net income attributable to common stockholders	$155,647	$401,033	$349,460
Add: noncontrolling interests of DownREIT unitholders in
consolidated partnerships, including discontinued operations	66	216	280

Adjusted net income available to common stockholders	$155,713	$401,249	$349,740

Weighted average common shares — diluted	80,599,657	77,578,852	79,856,927

Earnings per common share — diluted	$1.93	$5.17	$4.38

Certain options to purchase shares of common stock in the amounts of 1,990,064 and 1,534,784 were outstanding at December 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because such options are anti-dilutive.
Stock-Based Compensation
The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2009 was 1.7%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2009, 2008 or 2007.
Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2009, 2008 and 2007, the Company did not record any impairment losses for wholly owned operating real estate assets.
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $5,842 in 2009, $12,511 in 2008 and $6,974 in 2007. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
During 2009 the Company concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of impairment charges of $20,302 related to the impairment of two land parcels which the Company does not currently intend to develop. The Company looked to third-party pricing estimates to determine the fair values of the land parcels considered to be impaired. Given the heterogeneous nature of multifamily real estate, the third party values incorporated significant other unobservable inputs and are therefore considered to be Level 3 prices in the fair value hierarchy. In addition, in 2009 the Company recognized a further impairment charge of $850 on a land parcel that was previously impaired in the fourth quarter of 2008. The additional charge is to reduce the land basis to the Company’s estimated selling price less costs to dispose. In 2008, the Company incurred charges of $57,899 for the impairment of land parcels for which the Company does not currently intend to develop. The Company looked to a combination of internal models and third-party pricing estimates to determine the fair values for these land parcels at December 31, 2008. Considering the Company’s knowledge of multifamily residential development, the fair values of the land parcels that are zoned for multifamily residential development were generated using an internal model, and the land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, the Company used a discounted cash flow analysis on the expected cash flows for a multifamily residential rental community.
Assets Held for Sale & Discontinued Operations
The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Operations and Other Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, specific components of net income presented as discontinued operations include net operating income, minority interest expense, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had three assets that qualified for held for sale presentation at December 31, 2009.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest’s initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in the Company’s common shares, where permitted, may not be within the Company’s control. In accordance with the accounting guidance, the Company has applied the presentation and disclosure requirements for noncontrolling interests to all periods presented on a retrospective basis. The nature and valuation of the Company’s redeemable noncontrolling interests are discussed further in Note 11, “Fair Value.”
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
Recently Adopted Accounting Standards
In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and for identifying transactions that are not orderly for purposes of determining fair value. This guidance clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. It also reaffirms the objective of fair value measurement, as previously stated by the FASB, which is to reflect how much an asset would be sold for in an orderly transaction. This pronouncement also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The Company adopted this on a prospective basis. The adoption did not have a material impact on the Company’s financial position or results of operations.
In May 2009, the FASB issued guidance on subsequent events. This guidance defines subsequent events as events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. The requirements for disclosing subsequent events remain unchanged from the previous requirements. However, the guidance contains an additional requirement that companies must disclose the date through which subsequent events have been evaluated and the rationale for selecting that date. The adoption of this guidance did not impact the Company’s financial position or results of operations. See Note 14, “Subsequent Events.”
In June 2009, the FASB issued FASB Accounting Standards Codification (the “Codification”) which established the Codification as the sole source of authoritative GAAP. The adoption of the Codification did not impact the Company’s financial position or results of operations. Based on the Company’s adoption of the Codification, all references to U.S. GAAP have been removed and replaced with plain English explanations.
Recently Issued Accounting Standards
In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entities (“VIEs”). The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the

VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by the Company. The new guidance is effective January 1, 2010 for the Company. The Company is evaluating the impact of the new guidance on the Company’s financial position and results of operations.
In August 2009, the FASB issued guidance on Measuring Liabilities at Fair Value to clarify the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the fair value of a liability is required to be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the guidance clarifies that when estimating the fair value of a liability an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and clarifies how the price of a traded debt security should be considered in estimating the fair value of a liability. The adoption of this did not impact the Company’s financial position or results of operations.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $48,226 for 2009, $74,621 for 2008 and $73,118 for 2007.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of December 31, 2009 and December 31, 2008 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2009 and 2008, as shown in the Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	12-31-09	12-31-08
Fixed rate unsecured notes (1)	$1,358,257	$1,672,965
Variable rate unsecured notes (2)	299,772	330,000
Fixed rate mortgage notes payable — conventional and tax-exempt	1,632,605	901,181
Variable rate mortgage notes payable — conventional and tax-exempt	684,238	646,311

Total notes payable and unsecured notes	3,974,872	3,550,457
Variable rate unsecured credit facility	—	124,000

Total mortgage notes payable, unsecured notes and Credit Facility	$3,974,872	$3,674,457

(1)	Balances at December 31, 2009 and December 31, 2008 include $2,220 and $2,035 of debt discount.

(2)	Balance at December 31, 2009 includes $228 basis adjustments resulting from qualifying fair value hedging relationships.
The following debt activity occurred during the year ended December 31, 2009:
•	In January 2009, the Company made a cash tender offer for any and all of its 7.5% unsecured notes due August 2009 and December 2010. The Company purchased $37,438 principal amount of its $150,000, 7.5% unsecured notes due August 2009 at par. In addition, the Company purchased $64,423 principal amount of its $200,000, 7.5% unsecured notes due December 2010 at 98% of par, for approximately $63,135, representing a yield to maturity of 8.66%. The Company recorded a gain of approximately $1,062, net of the write-off of related deferred financing costs during the first quarter of 2009 in conjunction with the purchase of the unsecured notes due December 2010 as a gain on extinguishment of debt, net. All of the notes purchased in the tender offer were cancelled.

•	In April 2009, the Company completed a 5.86% fixed rate, pooled secured financing transaction for aggregate borrowing of $741,140. The financing consists of fourteen separate mortgage loans each with a 10-year term. Each loan provides for payment of interest only during the first and second years of the loan term, with payment of principal and interest (based on a 30 year amortization schedule) thereafter and the remaining principal amount and any unpaid interest due at maturity on the tenth anniversary.

•	In April 2009, the Company repaid the $4,143 principal, 8.08% fixed rate loan secured by a real estate asset formerly classified as a Development Right pursuant to its scheduled maturity.

•	In May 2009, the Company repaid $105,600 in unsecured debt, representing the first tranche of its $330,000 unsecured variable rate term loan (the “Term Loan”), pursuant to its schedule maturity.

•	In May 2009, the Company repaid $19,470 in variable rate secured debt pursuant to its scheduled maturity.

•	In May 2009, the Company obtained $93,440 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.

•	In August 2009, the Company repaid $102,562 in previously issued 7.5% unsecured notes, along with any unpaid interest, pursuant to their scheduled maturity.

•	In August 2009, the Company repaid $112,200 in unsecured debt, representing the second tranche of its Term Loan, prior to its scheduled maturity in January 2010.

•	In September 2009, the Company issued a total of $500,000 unsecured notes in a public offering under its existing shelf registration statement. The offering consisted of two separate $250,000 tranches with effective interest rates of 5.82% and 6.19%, maturing in March 2017 and March 2020, respectively.

•	In October 2009, the Company settled a cash tender offer, purchasing the following unsecured notes:
•	$46,001 principal amount of the Company’s $200,000 7.5% unsecured notes due December 2010 at a weighted average price of 107.50% of par;

•	$150,000 principal amount of the Company’s $300,000 6.625% unsecured notes due September 2011 at a weighted average price of 109.00% of par;

•	$55,600 principal amount of the Company’s $250,000 5.5% unsecured notes due January 2012 at a weighted average price of 106.25% of par; and

•	$48,399 principal amount of the Company’s $250,000 6.125% unsecured notes due November 2012 at a weighted average price of 108.75% of par.
•	In October 2009, the Company repurchased $10,100 principal amount of the Company’s 6.625% unsecured notes due September 2011 at a weighted average price of 107.0% of par.

•	The Company recorded a charge for the purchase premium as well as certain deferred issuance costs related to the $300,000 cash tender offer and additional $10,100 unsecured notes repurchase activity above of approximately $26,000 in (gain) loss on extinguishment of debt, net.

•	In October 2009, the Company repaid the final $112,200 tranche of its Term Loan, in advance of its scheduled maturity of January 2011.

•	In December 2009 the Company repaid $33,615 in variable rate secured debt pursuant to its scheduled maturity.
In the aggregate, secured notes payable mature at various dates from October 2010 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $2,335,284 as of December 31, 2009). As of December 31, 2009, the Company has guaranteed approximately $519,762 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.0% and 5.7% at December 31, 2009 and December 31, 2008, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, including the effect of certain financing related fees, was 3.0% at December 31, 2009. The weighted average interest rate of the Company’s variable rate mortgage notes payable, Term Loan, and Credit Facility including the effect of certain financing fees was 2.9% at December 31, 2008.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2009 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes
2010	6,097	29,387	14,576	7.500%
			75,000	7.034%	(2)

2011	12,087	36,610	39,900	6.625%
			150,000	5.663%	(2)

2012	14,560	120,603	201,601	6.125%
			104,400	5.500%
			75,000	4.352%	(2)

2013	15,435	264,697	100,000	4.950%

2014	16,363	33,100	150,000	5.375%

2015	15,356	365,130	—	—

2016	16,270	—	250,000	5.750%

2017	17,244	18,300	250,000	5.700%

2018	18,278	—	—	—

2019	3,391	699,529	—	—

Thereafter	115,722	498,684	250,000	6.100%

	$250,803	$2,066,040	$1,660,477

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The weighted average interest rate for the swapped unsecured notes as of December 31, 2009.
The Company’s unsecured notes are redeemable at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific unsecured note, plus accrued and unpaid interest to the redemption date. The indenture under which the Company’s unsecured notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, with which the Company was in compliance at December 31, 2009.
The Company has a variable rate Credit Facility in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays an annual facility fee of approximately $1,250. The Company did not have any amounts outstanding under the Credit Facility and $44,105 outstanding in letters of credit as of December 31, 2009. At December 31, 2008, there was $124,000 outstanding under the Credit Facility and $45,976 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on LIBOR, rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.63% at December 31, 2009). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $650,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of December 31, 2009. The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
The Company was in compliance at December 31, 2009 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4. Stockholders’ Equity
As of December 31, 2009 and 2008, the Company had authorized for issuance 140,000,000 shares of common stock and 50,000,000 shares of preferred stock. In October 2008, the Company redeemed all 4,000,000 outstanding shares of Series H Cumulative Redeemable Preferred Stock, including accrued but unpaid dividends, for $100,701. The average dividend for all non-redeemed preferred shares was $1.81 per share in 2008 and $2.18 per share in 2007.
During the year ended December 31, 2009, the Company:
(i)	issued 1,504,901 shares of common stock through public offerings;

(ii)	issued 115,675 shares of common stock in connection with stock options exercised;

(iii)	issued 2,624,641 shares in connection with the dividend declared in December 2008;

(iv)	issued 11,172 common shares through the Company’s dividend reinvestment plan;

(v)	issued 169,851 common shares in connection with stock grants;

(vi)	issued 16,971 common shares through the Company’s employee stock purchase plan;

(vii)	withheld 33,186 common shares to satisfy employees’ tax withholding and other liabilities; and

(viii)	had 1,031 shares of restricted common stock forfeited.
In addition, the Company granted 344,801 options for common stock to employees. Any deferred compensation related to the Company’s stock option and restricted stock grants during 2009 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2009, and will not be reflected until earned as compensation cost.
Dividends per common share were $3.57 for the year ended December 31, 2009, and $5.3775 for the year ended December 31, 2008. Dividends per common share for December 31, 2008 included a special dividend declared in December 2008, of $1.8075 per share (the “Special Dividend”) in conjunction with the fourth quarter 2008 regular dividend of $0.8925 per share. The Special Dividend was declared to distribute a portion of the excess income attributable to gains on asset sales from the Company’s disposition activities during 2008. The Special Dividend was declared to qualify for the dividends paid deduction for tax purposes and to minimize corporate level income taxes for 2008 and reduce federal excise taxes.
In August 2009, the Company commenced the CEP, under which the Company may sell up to $400,000 of its common stock until August 2012. The Company may sell common stock in amounts and at times to be determined by the Company. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with the CEP, the Company engaged sales agents who received compensation of 1.5% of the gross sales price per share for the common stock sold. During the three months ended December 31, 2009, the Company sold 37,900 shares under this program at an average sales price of $74.34 per share, for net proceeds of $2,775. For the year ended December 31, 2009, the Company sold 1,504,901 shares under this program at an average sales price of $69.56 per share, resulting in net proceeds of $103,109.

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at December 31, 2009, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated			Fair Value
	Hedges	Cash Flow Hedges		Hedges
	Interest	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps	Rate Swaps

Notional balance	$109,847	$15,743	$43,435	$300,000
Weighted average interest rate (1)	1.5%	1.7%	6.5%	5.4%
Weighted average capped interest rate	6.9%	6.0%	n/a	n/a
Earliest maturity date	Apr-11	Jun-12	Jun-10	Dec-10
Latest maturity date	Mar-14	Jun-12	Jun-10	Jan-12
Estimated fair value, asset/(liability)	$126	$24	$(900)	$(228)

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
In October 2009, the Company executed $300,000 notional amount of interest rate swaps to convert $300,000 principal amount of the Company’s fixed rate unsecured notes with a weighted average maturity of approximately two years to effective floating rate instruments at a weighted average rate of three month LIBOR plus 5.42%. The Company designated the interest rate swaps as fair value hedges of the unsecured notes.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges, five derivatives designated as fair value hedges and five derivatives not designated as hedges at December 31, 2009. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the full year ended December 31, 2009, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $1,865, $434 and $213 during the years ended December 31, 2009, 2008 and 2007, respectively. The amount reclassified into earnings in 2009, as well as the estimated amount included in accumulated other comprehensive income as of December 31, 2009, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges, the Company has recorded the derivatives at fair value as a component of accrued expenses and other liabilities, with the associated gain or loss as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Consolidated Balance Sheets.
The Company assesses, both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness, reported as a component of general and administrative expenses, did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives and non-designated derivatives are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. Because of our counterparties’ credit rating and that our derivative transactions are a net liability as of December 31, 2009, the Company believes the likelihood of realizing losses from counterparty non-performance is remote. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments. Refer to Note 11, “Fair Value Measurements,” for further discussion.
6. Investments in Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, except as otherwise noted below, as discussed in Note 1, “Organization and Basis of Presentation,” under Principles of Consolidation.
As of December 31, 2009, the Company had investments in the following real estate entities:
•	CVP I, LLC — In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in late 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2009). The Company is the managing member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party.
As of December 31, 2009, CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000, which have permanent credit enhancement. The Company has agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. The Company has also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of December 31, 2009, were not significant. As a result the Company has not recorded any obligation associated with these guarantees at December 31, 2009.
•	MVP I, LLC — In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction for Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $6,433 to this venture and holds a 25% equity interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a seven-year, fixed rate conventional loan, which is secured by the underlying real estate assets of the community for $105,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so.
•	Avalon Del Rey Apartments, LLC — In March 2004, the Company entered into an agreement with an unrelated third party which provided that, upon construction completion, Avalon Del Rey would be owned and operated by a joint venture between the Company and the third party. Avalon Del Rey is a 309 apartment-home community located in Los Angeles, California that was developed by the Company, with construction completed during the third quarter of 2006. During the fourth quarter of 2006, the third-party venture partner invested $49,000 and was granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. The Company continues to be responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement.
Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,943 maturing in April 2016. The variable rate loan had an interest rate of 3.69% at December 31,

2009.	The Company has not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor does the Company have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.
•	Aria at Hathorne Hill, LLC — In the second quarter of 2007, a wholly owned taxable REIT subsidiary of the Company entered into an LLC agreement with a joint venture partner to develop 64 for-sale town homes with a total capital cost of $23,621 in Danvers, Massachusetts on an out parcel adjacent to our Avalon Danvers rental apartment community. Approximately 20% of the homes have been built and sold, with the remaining homes to be developed during 2010 and 2011. The out parcel was zoned for for-sale activity, and was contributed to the LLC by a subsidiary of the Company in exchange for a 50% ownership interest. The LLC has three separate variable rate loans with aggregate borrowings of $2,432 and a weighted average interest rate of 4.19% at December 31, 2009. The Company has not guaranteed the debt of Aria at Hathorne, nor does the Company have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	Arna Valley View LP — In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2009, Arna Valley View has $5,520 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $5,121 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by, nor recourse, to the Company. Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

•	Juanita Construction, Inc. — In April 2004, a taxable REIT subsidiary of the Company entered into an agreement to develop Avalon at Juanita Village, a 211 apartment-home community located in Kirkland, Washington, for which construction was completed in late 2005. Avalon at Juanita Village was developed through Juanita Construction, Inc., a wholly owned taxable REIT subsidiary and was sold to a joint venture in the first quarter of 2006, at which point, the subsidiary was reimbursed for all the costs of construction and retained a promoted interest in the residual profits of the joint venture. The third-party joint venture partner received a 100% equity interest in the joint venture and will control the joint venture. The Company was engaged to manage the community for a property management fee. This community is unconsolidated for financial reporting purposes effective with the sale to the joint venture.

•	Fund I — In March 2005, the Company admitted outside investors into Fund I, a private, discretionary investment vehicle, which acquired and operates communities in the Company’s markets. Fund I served as the principal vehicle through which the Company acquired investments in apartment communities, subject to certain exceptions until March 2008. Fund I has nine institutional investors, including the Company, and a combined equity capital investment of $330,000. A significant portion of the investments made in Fund I by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund I REIT”). A wholly owned subsidiary of the Company is the general partner of Fund I and has contributed $50,000 to Fund I and the Fund I REIT, representing a 15.2% combined general partner and limited partner equity interest. At December 31, 2009, Fund I was fully invested. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met.

Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,410, with varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of Fund I, nor does the

Company have any obligation to fund this debt should Fund I be unable to do so. Fund I had a credit facility that matured in December 2009.

In addition, as part of the formation of Fund I, the Company has provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500 as of December 31, 2009). As of December 31, 2009, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2009, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2009.

As of December 31, 2009, subsidiaries of Fund I owned the following 19 communities, subject to certain mortgage debt. The Company has not guaranteed any of Fund I debt, nor does it have any obligation to fund this debt should Fund I subsidiaries be unable to do so.

			Outstanding Debt
		# of apt			Interest	Maturity
Community Name	Location	homes	Amount	Type	Rate	Date
Avalon at Redondo Beach	Los Angeles, CA	105	$21,033	Fixed	4.87%	Oct 2011
Avalon Lakeside	Chicago, IL	204	12,056	Fixed	5.74%	Mar 2012
Avalon Columbia	Baltimore, MD	170	22,275	Fixed	5.48%	Apr 2012
Avalon Sunset	Los Angeles, CA	82	12,750	Fixed	5.41%	Feb 2014
Avalon at Poplar Creek	Chicago, IL	196	16,500	Fixed	4.83%	Oct 2012
Avalon at Civic Center	Norwalk, CA	192	27,001	Fixed	5.38%	Aug 2013
Avalon Paseo Place	Fremont, CA	134	11,800	Fixed	5.74%	Nov 2013
Avalon at Yerba Buena	San Francisco, CA	160	41,500	Fixed	5.88%	Mar 2014
Avalon at Aberdeen Station	Aberdeen, NJ	290	39,842	Fixed	5.64%	Sep 2013
The Springs	Corona, CA	320	26,000	Fixed	6.06%	Oct 2014
Avalon Lombard	Lombard, IL	256	17,243	Fixed	5.43%	Jan 2014
Avalon Cedar Place	Columbia, MD	156	12,000	Fixed	5.68%	Feb 2014
Avalon Centerpoint (1)	Baltimore, MD	392	45,000	Fixed	5.74%	Dec 2013
Middlesex Crossing	Billerica, MA	252	24,100	Fixed	5.49%	Dec 2013
Avalon Crystal Hill	Ponoma, NY	168	24,500	Fixed	5.43%	Dec 2013
Skyway Terrace	San Jose, CA	348	37,500	Fixed	6.11%	Mar 2014
Avalon Rutherford Station	East Rutherford, NJ	108	20,094	Fixed	6.13%	Sep 2016
South Hills Apartments	West Covina, CA	85	11,761	Fixed	5.92%	Dec 2013
Weymouth Place	Weymouth, MA	211	13,455	Fixed	5.12%	Mar 2015

(1)	Borrowing on this community is comprised of three mortgage loans.
•	Fund II — On September 2, 2008, the Company announced the formation of Fund II, a private, discretionary investment vehicle with commitments from five institutional investors including the Company. In the second quarter of 2009, the Company announced the second and final closing of Fund II, admitting an additional joint venture partner, and additional equity commitments, both from existing as well as the new joint venture partner. The additional joint venture partner capital commitments raised as part of the second closing, reduced the Company’s equity ownership interest to 31% from 45%. A subsidiary of Fund II has one loan secured by an asset in the amount of $21,515 with a maturity of June 2019. This loan is payable by a subsidiary of Fund II. As of December 31, 2009, Fund II also has $30,200 outstanding under a credit facility that matures in December 2010.
In addition, as part of the formation of Fund II, the Company has provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,470 as of December 31, 2009). As of December 31, 2009, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2009 was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2009.

As of December 31, 2009, subsidiaries of Fund II owns the following two communities, subject to certain mortgage debt. The Company has not guaranteed any of Fund II’s debt, nor does it have any obligation to fund this debt should the subsidiaries of Fund II be unable to do so.

			Outstanding Debt
		# of apt			Interest	Maturity
Community Name	Location	homes	Amount	Type	Rate	Date
Avalon Bellevue Park	Bellevue, WA	220	$21,515	Fixed	5.52%	Jun-19
The Hermitage	Fairfax, VA	491	—	n/a	n/a	n/a

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	12-31-09	12-31-08
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,065,328	$995,680
Other assets	39,502	38,027

Total assets	$1,104,830	$1,033,707

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$758,487	$705,332
Other liabilities	19,669	17,578
Partners’ capital	326,674	310,797

Total liabilities and partners’ capital	$1,104,830	$1,033,707

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented:

	For the year ended
	12-31-09	12-31-08	12-31-07
	(unaudited)	(unaudited)	(unaudited)

Rental and other income	$101,748	$105,421	$92,078
Operating and other expenses	(49,730)	(43,992)	(39,952)
Impairment loss	(17,162)	—	—
Gain on sale of communities	—	25,417	—
Interest expense, net	(37,156)	(38,478)	(40,791)
Depreciation expense	(32,909)	(31,152)	(26,622)

Net loss	$(35,209)	$17,216	$(15,287)

In conjunction with the acquisition and development of investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $11,047 at December 31, 2009 and $4,817 at December 31, 2008 of the respective investment balances.
The following is a summary of the Company’s equity in income (loss) of unconsolidated entities for the years presented: (unaudited)

	For the year ended
	12-31-09	12-31-08	12-31-07
Town Grove, LLC (1)	$—	$31	$57,821
Avalon Del Rey, LLC (2)	79	241	3,616
CVP I, LLC(3)	7,330	1,109	567
MVP I, LLC	(684)	(474)	(1,261)
AvalonBay Value Added Fund, L.P. (4)(5)	(4,109)	2,532	(1,775)
AvalonBay Value Added Fund II, L.P.	(48)	—	—
Other	—	—	201
Aria at Hathorne, LLC	(1,127)	1,127	—

Total	$1,441	$4,566	$59,169

(1)	Equity in income from this entity for 2007 includes a gain of $56,320 for the Company from the fourth quarter disposition of its partnership interest in Avalon Grove, an asset held by Town Grove, LLC.

(2)	Equity in income from this entity for 2007 includes a gain of $3,607 for the Company from the fourth quarter disposition of its ownership interest in Avalon Del Rey, the sole asset held by Avalon Del Rey, LLC.

(3)	Equity in income from this entity for 2009 includes $6,192 relating to the Company’s recognition of its promoted interest.

(4)	Equity in income from this entity for 2008 includes a gain of $3,483 for the Company’s 15.2% share of the gain from the second quarter disposition of Avalon Redmond, an asset held by the Fund.

(5)	Equity in income for 2009 includes an impairment loss of $2,600 for the Company’s proportionate share of the impairment charge on an operating community.
7. Real Estate Disposition Activities
During the year ended December 31, 2009, the Company sold five wholly owned communities for an aggregate gross sales price of $179,675. These dispositions resulted in a gain in accordance with GAAP of approximately $61,117. In conjunction with the settlement of previously disclosed litigation with the Equal Rights Center involving accessibility of our communities, the Company recognized an additional gain of approximately $2,770 associated with communities sold in prior years, which was previously deferred.
Details regarding the community asset sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon at River Oaks	San Jose, CA	Q309	226	$—	$42,250	$41,626
Avalon at Faxon Park	Quincy, MA	Q309	171	—	27,250	26,633
Avalon at Parkside	Sunnyvale, CA	Q409	192	—	43,800	43,283
Avalon Orange	Orange, CT	Q409	168	—	25,500	24,858
Avalon at Flanders Hill	Westborough, MA	Q409	280	—	40,875	40,081

Total of all 2009 asset sales			1,037	$—	$179,675	$176,481

Total of all 2008 asset sales			3,059	$43,715	$564,950	$503,377

Total of all 2007 asset sales			1,384	$8,116	$268,096	$257,396

The operations for any real estate assets sold from January 1, 2007 through December 31, 2009 and the real estate assets that qualified as discontinued operations and held for sale as of December 31, 2009 have been presented as such in the accompanying Consolidated Financial Statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the year ended
	12-31-09	12-31-08	12-31-07
Rental income	$35,086	$68,481	$95,866
Operating and other expenses	(11,891)	(22,127)	(32,085)
Interest expense, net	(681)	(3,297)	(6,057)
Depreciation expense	(8,540)	(15,704)	(23,830)

Income from discontinued operations	$13,974	$27,353	$33,894

The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $2,185 and $2,965 as of December 31, 2009 and 2008, respectively, $0 and $19,735 of mortgage notes as of December 31, 2009 and 2008, respectively and other liabilities of $6,399 and $11,401 as of December 31, 2009 and 2008, respectively relating to real estate assets sold or classified as held for sale.
During the year ended December 31, 2009, the Company sold two land parcels, one of which was previously impaired by the Company. The Company had gains on the sale of land parcels of $4,830, $0 and $545 in 2009, 2008 and 2007, respectively.
8. Commitments and Contingencies
Employment Agreements and Arrangements
As of December 31, 2009, the Company had employment agreements with four executive officers. The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee). The current terms of these agreements end on dates that vary between November 2010 and June 2011. The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party. Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment. Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control. The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.
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
The Company also has an Officer Severance Program (the “Program”) for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause) within two years following a change in control (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to the sum of such officer’s base salary and cash bonus, as well as accelerated vesting of stock options and restricted stock. Costs related to the Company’s employment agreements and the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.
Construction and Development Contingencies
The Company holds a 99% controlling interest in PHVP I, LLC, a consolidated joint venture. In conjunction with the development of an operating community, Avalon Walnut Creek, PHVP I, LLC constructed a public garage adjacent to the community. As part of providing construction management services to PHVP I, LLC for the construction of the public garage, the Company provided a construction completion guarantee to the related lender in order to fulfill their standard financing requirements related to the garage construction financing. The Company’s obligations under this guarantee terminated following construction completion of the garage in the third quarter of 2009.
In 2007 the Company entered into a commitment to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000. Under the terms of the commitment, the Company is closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this commitment. However, under no circumstances will the commitment extend beyond 2011, at which time either the Company or the seller can compel execution of the remaining transactions. At December 31, 2009, the Company has an outstanding commitment to purchase the remaining land for approximately $51,500.
Legal Contingencies
As previously reported, the Company has been involved in litigation alleging that communities constructed by the Company violate the accessibility requirements of the FHA and the Americans with Disabilities Act. The ERC filed a complaint against the Company on September 23, 2005 in the U.S. District Court, District of Maryland with respect to 100 properties. In November 2009, the Company settled this litigation by entering into a court approved consent decree. Under the consent decree the Company will inspect and, if necessary, remediate up to 8,250 apartment units and related public and common areas at the Company’s communities. The Company expects that the remediation resulting from the inspections, which should occur over approximately a four year period, will enhance and/or extend the useful life of the applicable communities and will therefore be capitalized. Although the Company will not be able to determine the exact remediation or associated costs until inspections are completed, the Company does not believe that the remediation costs will be material to the Company’s Consolidated Financial Statements.
In a separate matter related to FHA accessibility matters, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed the community to address compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. After the filing of its answer and affirmative defenses, during the fourth quarter of 2009 the plaintiff served the Company with discovery requests relating to communities owned by the Company nationwide. The Company objected to these discovery requests as being overly broad, as the plaintiff’s complaint made factual allegations with regard to Avalon Chrystie Place only. A magistrate judge agreed with the Company and limited discovery to Avalon Chrystie Place. The plaintiff is appealing the magistrate judge’s ruling. As there are uncertainties relating to this lawsuit, (such as the legal requirements to meet and demonstrate accessibility under the applicable statutes, the cost to remediate, if necessary and whether the scope of this lawsuit will be extended to other properties by an amended complaint or otherwise) the Company cannot predict or determine the outcome of this lawsuit, nor is it reasonably possible at this time to estimate the cost of remediation or any other costs, if any, that would be associated with an adverse decision or settlement.
In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company. In instances where the Company has a gain contingency associated with legal proceedings, the Company records a gain in the financial statements, to the extent of a loss recovery, when it is deemed probable to occur, can be reasonably estimated and is considered to be collectible.
Lease Obligations
The Company owns 14 apartment communities and Development Rights and two commercial properties which are located on land subject to land leases expiring between October 2026 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and nine of these leases have purchase options exercisable through 2142. The Company incurred costs of $19,442, $16,937 and $15,516 in the years ended December 31, 2009, 2008 and 2007, respectively, related to these leases.
The following table details the future minimum lease payments under the Company’s current leases:

Payments due by period
2010	2011	2012	2013	2014	Thereafter
$20,732	$24,101	$26,714	$26,884	$26,966	$3,287,550
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
The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use NOI as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2009, 2008 and 2007 is as follows:

	For the year ended
	12-31-09	12-31-08	12-31-07
Net income	$154,274	$410,746	$359,745
Indirect operating expenses, net of corporate income	30,315	33,010	31,285
Investments and investment management expense	3,844	4,787	4,763
Expensed development and other pursuit costs	5,842	12,511	6,974
Interest expense, net	150,323	114,910	92,175
(Gain) loss on extinguishment of debt, net	25,910	(1,839)	—
General and administrative expense	28,748	42,781	28,494
Equity in income of unconsolidated entities	(1,441)	(4,566)	(59,169)
Depreciation expense	209,746	183,748	157,895
Impairment loss — land holdings	21,152	57,899	—
Gain on sale of real estate assets	(68,717)	(284,901)	(107,032)
Income from discontinued operations	(13,974)	(27,353)	(33,894)

Net operating income	$546,022	$541,733	$481,236

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2009, 2008 and 2007 have been adjusted for the communities that were sold from January 1, 2007 through December 31, 2009, or otherwise qualify as discontinued operations as of December 31, 2009, as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the period ended December 31, 2009

Established
New England	$121,455	$75,766	(7.5%)	$858,858
Metro NY/NJ	155,468	103,558	(7.4%)	1,048,636
Mid-Atlantic/Midwest	122,001	74,983	(3.5%)	775,979
Pacific Northwest	28,184	19,101	(9.3%)	239,215
Northern California	98,529	70,819	(7.9%)	857,321
Southern California	62,751	42,900	(9.7%)	428,241

Total Established (2)	588,388	387,127	(7.1%)	4,208,250

Other Stabilized	126,166	81,517	n/a	1,421,651
Development / Redevelopment	129,700	77,378	n/a	2,264,590
Land Held for Future Development	n/a	n/a	n/a	237,095
Non-allocated (3)	7,328	n/a	n/a	62,118

Total	$851,582	$546,022	0.8%	$8,193,704

For the period ended December 31, 2008

Established
New England	$115,834	$75,180	2.3%	$748,824
Metro NY/NJ	133,501	91,376	2.1%	814,523
Mid-Atlantic/Midwest	119,194	75,256	1.9%	725,471
Pacific Northwest	21,525	15,493	7.5%	175,504
Northern California	123,204	91,547	7.9%	1,000,952
Southern California	61,449	44,048	1.1%	377,841

Total Established (2)	574,707	392,900	3.5%	3,843,115

Other Stabilized	103,212	68,709	n/a	959,224
Development / Redevelopment	129,737	80,124	n/a	2,502,820
Land Held for Future Development	n/a	n/a	n/a	239,456
Non-allocated (3)	6,568	n/a	n/a	132,702

Total	$814,224	$541,733	12.6%	$7,677,317

For the year ended December 31, 2007

Established
New England	$116,930	$75,317	3.0%	$776,255
Metro NY/NJ	130,511	90,253	4.5%	786,115
Mid-Atlantic/Midwest	110,929	69,685	6.8%	692,989
Pacific Northwest	28,294	19,671	16.1%	237,464
Northern California	135,642	98,453	12.4%	1,156,162
Southern California	56,091	40,219	5.9%	349,719

Total Established (2)	578,397	393,598	7.2%	3,998,704

Other Stabilized	47,822	30,324	n/a	356,038
Development / Redevelopment	95,425	57,314	n/a	2,171,207
Land Held for Future Development	n/a	n/a	n/a	288,423
Non-allocated (3)	6,142	n/a	n/a	47,793

Total	$727,786	$481,236	14.6%	$6,862,165

(1)	Does not include gross real estate assets held for sale of $166,387, $325,170 and $694,574 as of December 31, 2009, 2008 and 2007, respectively.

(2)	Gross real estate for the Company’s established communities includes capitalized additions of approximately $10,783, $15,534 and $13,851 in 2009, 2008 and 2007 respectively.

(3)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

10. Stock-Based Compensation Plans
On May 21, 2009, the stockholders of the Company, upon the recommendation of the Board of Directors, approved the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”). The 2009 Plan includes an authorization to issue up to 4,199,822 shares of the Company’s common stock, par value $0.01 per share, (2,930,000 newly authorized shares plus 1,269,822 shares that were available for grant as of May 21, 2009 under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”)), pursuant to awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to employees, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted and deferred stock, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, and stock appreciation rights. The 2009 Plan will expire on May 21, 2019.
Effective as of the close of business on May 21, 2009, and as part of the proposal to approve the 2009 Plan described above, the Board of Directors terminated the 1994 Plan with respect to new awards. The 1994 Plan provided for the same types of equity awards as the 2009 Plan, and would have expired by its terms on May 8, 2011. Outstanding awards previously granted under the 1994 Plan will not be affected by termination of the 1994 Plan, the terms of which shall continue to govern such previously granted awards. In addition to the 4,199,822 shares authorized for issue under the 2009 Plan as described above, any awards that were outstanding under the 1994 Plan on May 21, 2009 that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan.
Information with respect to stock options granted under the 1994 Plan is as follows:

		Weighted	Avalon 1995	Weighted
		average	and Avalon	average
	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2006	2,487,239	$69.65	4,240	$36.81
Exercised	(471,024)	56.57	(3,472)	36.86
Granted	344,429	147.39	—	—
Forfeited	(38,929)	110.28	—	—

Options Outstanding, December 31, 2007	2,321,715	$83.15	768	$36.61

Exercised	(154,523)	46.15	(768)	36.61
Granted	401,212	89.06	—	—
Forfeited	(23,413)	112.51	—	—
Special Dividend Option Adjustment (1)	78,144	n/a	—	—

Options Outstanding, December 31, 2008	2,623,135	$83.49	0	n/a

Exercised	(115,675)	44.20	—	—
Granted	344,801	48.60	—	—
Forfeited	(16,007)	98.83	—	—

Options Outstanding, December 31, 2009	2,836,254	$80.76	0	n/a

Options Exercisable:
December 31, 2007	1,230,428	$60.84	768	$36.61

December 31, 2008 (1)	1,711,508	$72.97	—	n/a

December 31, 2009	2,127,829	$81.90	—	n/a

(1)	In accordance with the applicable equity award plan documents, the number and exercise price of outstanding awards have been adjusted as a result of the special dividend declared in the fourth quarter of 2008, to maintain their value.
The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2009:

		Weighted Average
		Remaining Contractual Term
Number of Options	Range - Exercise Price	(in years)
88,255	30.00 — 39.99	1.4
757,935	40.00 — 49.99	3.2
463,096	60.00 — 69.99	5.2
1,030	70.00 — 79.99	5.5
414,016	80.00 — 89.99	7.0
773,857	90.00 — 99.99	6.1
6,698	100.00 — 109.99	6.4
5,152	110.00 — 119.99	7.5
326,215	140.00 — 149.99	7.1

2,836,254

Options outstanding under the 1994 Plan at December 31, 2009 had an intrinsic value of $3,815. Options exercisable at December 31, 2009 under the 1994 plan had a weighted average contractual life of 4.8 years and $438 intrinsic value. The intrinsic value of options exercised during 2009, 2008 and 2007 was $2,199, $8,565 and $17,895, respectively.
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

	2009	2008	2007
Weighted average fair value per share	$6.53	$9.91	$21.83

Life of options (in years)	7.0	7.0	7.0

Dividend yield	8.5%	5.5%	4.0%

Volatility	36.57%	22.17%	17.32%

Risk-free interest rate	2.17%	3.09%	4.73%
At December 31, 2009 and 2008, the Company had 244,640 and 207,070 outstanding unvested shares granted under restricted stock awards. The Company issued 169,851 shares of restricted stock valued at $8,360 as part of its stock-based compensation plan during the year ended December 31, 2009. Restricted stock vesting during the year ended December 31, 2009 totaled 130,981 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $10,731, $10,668 and $8,590 for the years ended December 31, 2009, 2008 and 2007, respectively.
Total employee stock-based compensation cost recognized in income was $11,446, $17,268, and $13,502 for the years ended December 31, 2009, 2008 and 2007, respectively, and total capitalized stock-based compensation cost was $6,000, $6,499, and $5,106 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there was a total of $1,595 and $5,953 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.52 years and 2.26 years, respectively.
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
The Company will recognize compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period. For the remaining 50% of each award, the Company will recognize compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period. The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility. The Company used a Monte Carlo model to assess the compensation cost associated with the 2008 Performance Plan. The estimated compensation cost was derived using the following assumptions: baseline share value of $102.16, dividend yield of 3.53%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 2.13% to 2.97%, resulting in an estimated fair value per share of $14.15. During the years ended December 31, 2009 and 2008, the Company recognized expense of $1,673 and $1,013, respectively in earnings and capitalized stock-based compensation costs of $895 and $582, respectively for the 2008 Performance Plan.
Employee Stock Purchase Plan
In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 755,484 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 16,971, 8,460 and 8,577 shares and recognized compensation expense of $118, $90 and $158 under the ESPP for the years ended December 31, 2009, 2008 and 2007, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans, as further discussed in Note 1, “Organization and Basis of Presentation.”
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
The Company applies valuation models such as discounted cash flow analysis on the expected cash flows of each instrument which considers the contractual terms of the instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and market prices, as available and applicable. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements as discussed below. When market-based inputs are not available in valuing the Company’s financial instruments, such as for valuing redeemable noncontrolling interests, the Company uses unobservable inputs considering the assumptions that market participants would make in deriving the fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the Company’s estimates of fair value.
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at December 31, 2009 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2009, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are reported at fair value, with reductions in fair value recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis.
•	Puts — The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. One Put is payable in cash or, at the Company’s option, common stock of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, including applying discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

At December 31, 2008, the Puts’ aggregate fair value was $9,057. At December 31, 2009, the aggregate fair value of the Puts was $4,101.

•	DownREIT units — The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2008, the fair value of the DownREIT units was $1,177. At December 31, 2009, the fair value of the DownREIT units was $1,260.
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
The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Company’s Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $3,977,320 and $3,676,000 had an estimated aggregate fair value of $4,052,817 and $3,612,130 at December 31, 2009 and December 31, 2008, respectively.
12. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $7,328, $6,568 and $6,142 in the years ended December 31, 2009, 2008 and 2007, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $2,344 and $5,043 as of December 31, 2009 and 2008, respectively.
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
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $856, $2,170 and $855 for the years ended December 31, 2009, 2008 and 2007, respectively as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $365 and $137 on December 31, 2009 and December 31, 2008, respectively. Compensation expense during 2008 includes additional expense associated primarily with the accelerated award vesting for directors.
13. Quarterly Financial Information
The following summary represents the quarterly results of operations for the years ended December 31, 2009 and 2008: (unaudited)

	For the three months ended (4)
	3-31-09	6-30-09	9-30-09	12-31-09
Total revenue (1)	$209,733	$212,259	$215,160	$214,429
Income (loss) from continuing operations (1) (2) (3)	$43,153	$13,076	$27,623	$(7,437)
Income from discontinued operations (1)	$3,948	$3,647	$30,478	$39,787
Net income attributable to common stockholders	$47,425	$17,674	$58,154	$32,394
Net income per common share — basic	$0.60	$0.22	$0.72	$0.40
Net income per common share — diluted	$0.59	$0.22	$0.72	$0.40

	For the three months ended (4)
	3-31-08	6-30-08	9-30-08	12-31-08
Total revenue (1)	$194,314	$201,165	$208,378	$210,366
Income (loss) from continuing operations (1) (5)	$40,145	$44,636	$43,460	$(29,749)
Income from discontinued operations (1)	$8,411	$82,803	$189,426	$31,615
Net income (loss) attributable to common stockholders	$46,275	$125,159	$231,406	$(1,806)
Net income (loss) per common share — basic	$0.60	$1.63	$3.00	$(0.02)
Net income (loss) per common share — diluted	$0.60	$1.61	$2.98	$(0.02)

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)	Income from continuing operations for the second quarter of 2009 includes an impairment charge of approximately $20,302 associated with the Company’s planned reduction in development activity.

(3)	Income from continuing operations for the fourth quarter of 2009 includes an impairment charge of approximately $850 associated with the Company’s planned reduction in development activity and a charge of approximately $26,000 related to the October 2009 tender offer.

(4)	Amounts may not equal full year results due to rounding.

(5)	Income from continuing operations for the fourth quarter of 2008 includes an impairment charge of approximately $57,899 associated with the Company’s planned reduction in development activity.
14. Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In January 2010, the Company sold one community, Avalon at Danada Farms, located in Wheaton, Illinois. Avalon at Danada Farms contains 295 apartment homes and was sold for $45,450. The Company estimates that it will record at gain of approximately $18,000 related to this disposition.
In February 2010, Fund II purchased its third community, located in Gaithersburg, Maryland. The community, renamed Avalon Rothbury, contains 203 homes and was acquired for a purchase price of $31,250.
In February 2010, the Company sold one community, Avalon Knoll, located in Germantown, Maryland. Avalon Knoll contains 300 apartment homes and was sold for $37,500. The Company estimates that it will record a gain of approximately $32,000 related to this disposition.
Also in February 2010, the Company repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961 in advance of its March 2012 schedule maturity date.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)

		Initial Cost			Total Cost
			Building /	Costs		Building /
			Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
			Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
Current Communities	City and state	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon at Lexington	Lexington, MA	$2,124	$12,599	$1,737	$2,124	$14,336	$16,460	$7,665	$8,795	$11,226	1994
Avalon Oaks	Wilmington, MA	2,129	18,656	505	2,129	19,161	21,290	7,377	13,913	16,794	1999
Avalon Summit	Quincy, MA	1,743	14,670	1,281	1,743	15,951	17,694	7,650	10,044	—	1986/1996
Avalon Essex	Peabody, MA	5,184	16,303	536	5,184	16,839	22,023	5,879	16,144	—	2000
Avalon at Prudential Center	Boston, MA	25,811	104,399	27,123	25,811	131,522	157,333	48,332	109,001	—	1968/1998
Avalon Oaks West	Wilmington, MA	3,318	13,467	199	3,318	13,666	16,984	3,887	13,097	16,661	2002
Avalon Orchards	Marlborough, MA	2,983	18,037	397	2,983	18,434	21,417	5,157	16,260	19,011	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,527	692	11,039	46,219	57,258	10,424	46,834	—	2003
Avalon at The Pinehills I	Plymouth, MA	3,623	16,292	93	3,623	16,385	20,008	3,157	16,851	—	2004
Avalon at Crane Brook	Peabody, MA	12,381	42,298	282	12,381	42,580	54,961	8,233	46,728	30,440	2004
Essex Place	Peabody, MA	4,645	19,007	11,759	4,645	30,766	35,411	4,203	31,208	—	2004
Avalon at Bedford Center	Bedford, MA	4,257	20,547	—	4,257	20,547	24,804	2,974	21,830	15,871	2005
Avalon Chestnut Hill	Chestnut Hill, MA	14,572	45,911	—	14,572	45,911	60,483	5,190	55,293	41,501	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,608	—	5,152	30,608	35,760	3,501	32,259	21,130	2007
Avalon Danvers	Danvers, MA	7,009	75,947	—	7,009	75,947	82,956	5,981	76,975	—	2006
Avalon Woburn	Woburn, MA	20,649	62,678	—	20,649	62,678	83,327	6,028	77,299	55,805	2007
Avalon at Lexington Hills	Lexington, MA	8,544	78,440	—	8,544	78,440	86,984	5,278	81,706	—	2007
Avalon Acton	Acton, MA	13,125	49,758	—	13,125	49,758	62,883	3,041	59,842	45,000	2007
Avalon Sharon	Sharon, MA	4,719	25,502	—	4,719	25,502	30,221	1,379	28,842	—	2007
Avalon at Center Place	Providence, RI	—	26,816	2,721	—	29,537	29,537	13,094	16,443	—	1991/1997
Avalon at Hingham Shipyard	Hingham, MA	12,208	42,013	—	12,208	42,013	54,221	1,551	52,670	—	2009
Avalon Northborough I	Northborough, MA	3,304	21,726	—	3,304	21,726	25,030	326	24,704	—	2009
Avalon Blue Hills	Randolph, MA	11,051	34,265	—	11,051	34,265	45,316	545	44,771	—	2009
Avalon Gates	Trumbull, CT	4,414	31,268	2,030	4,414	33,298	37,712	14,481	23,231	41,321	1997
Avalon Glen	Stamford, CT	5,956	23,993	2,617	5,956	26,610	32,566	14,513	18,053	—	1991
Avalon Springs	Wilton, CT	2,116	14,664	519	2,116	15,183	17,299	6,711	10,588	—	1996
Avalon Valley	Danbury, CT	2,277	23,781	385	2,277	24,166	26,443	8,970	17,473	—	1999
Avalon on Stamford Harbor	Stamford, CT	10,836	51,989	144	10,836	52,133	62,969	13,974	48,995	65,695	2003
Avalon New Canaan	New Canaan, CT	4,834	19,485	150	4,834	19,635	24,469	5,296	19,173	—	2002
Avalon at Greyrock Place	Stamford, CT	13,819	56,499	526	13,819	57,025	70,844	14,761	56,083	61,690	2002
Avalon Danbury	Danbury, CT	4,933	30,581	107	4,933	30,688	35,621	4,841	30,780	—	2005
Avalon Darien	Darien, CT	6,926	34,594	78	6,926	34,672	41,598	7,571	34,027	51,172	2004
Avalon Milford I	Milford, CT	8,746	22,699	56	8,746	22,755	31,501	4,444	27,057	—	2004
Avalon Huntington	Shelton, CT	5,048	20,166	—	5,048	20,166	25,214	770	24,444	—	2008
Avalon Commons	Smithtown, NY	4,679	28,509	917	4,679	29,426	34,105	12,484	21,621	55,100	1997
Avalon Towers	Long Beach, NY	3,118	12,709	5,767	3,118	18,476	21,594	8,200	13,394	—	1990/1995
Avalon Court	Melville, NY	9,228	50,021	1,162	9,228	51,183	60,411	19,362	41,049	—	1997/2000
Avalon at Glen Cove South	Glen Cove, NY	7,871	59,969	312	7,871	60,281	68,152	11,516	56,636	—	2004
Avalon Pines I & II	Coram, NY	8,700	62,931	81	8,700	63,012	71,712	9,957	61,755	—	2005
Avalon at Glen Cove North	Glen Cove, NY	2,577	37,336	31	2,577	37,367	39,944	3,447	36,497	—	2007
Avalon Cove	Jersey City, NJ	8,760	82,453	2,368	8,760	84,821	93,581	37,233	56,348	—	1997
Avalon at Edgewater	Edgewater, NJ	14,528	60,240	670	14,528	60,910	75,438	17,650	57,788	78,565	2002
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	562	6,647	35,468	42,115	11,522	30,593	—	2001
Avalon Lyndhurst	Lyndhurst, NJ	18,621	62,363	—	18,621	62,363	80,984	5,989	74,995	—	2006
Avalon Run & Run East	Lawrenceville, NJ	14,650	60,486	1,589	14,650	62,075	76,725	12,208	64,517	—	1996
Avalon Watch	West Windsor, NJ	5,585	22,394	8,132	5,585	30,526	36,111	14,120	21,991	—	1988
Avalon at Freehold	Freehold, NJ	4,119	30,514	193	4,119	30,707	34,826	8,788	26,038	36,630	2002

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)

		Initial Cost			Total Cost
			Building /	Costs		Building /
			Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
			Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
Current Communities	City and state	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Run East II	Lawrenceville, NJ	6,766	45,377	95	6,766	45,472	52,238	8,300	43,938	39,250	2003
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,106	—	7,939	33,106	41,045	1,745	39,300	—	2007
Avalon Gardens	Nanuet, NY	8,428	45,660	1,491	8,428	47,151	55,579	19,573	36,006	66,237	1998
Avalon Green	Elmsford, NY	1,820	10,525	1,606	1,820	12,131	13,951	5,859	8,092	—	1995
Avalon Willow	Mamaroneck, NY	6,207	40,791	605	6,207	41,396	47,603	14,622	32,981	—	2000
The Avalon	Bronxville, NY	2,889	28,324	366	2,889	28,690	31,579	10,346	21,233	—	1999
Avalon on the Sound	New Rochelle, NY	—	116,239	1,115	—	117,354	117,354	30,833	86,521	—	2001
Avalon Riverview I	Long Island City, NY	—	94,166	1,068	—	95,234	95,234	24,868	70,366	—	2002
Avalon Bowery Place I	New York, NY	18,575	73,555	680	18,575	74,235	92,810	8,354	84,456	93,800	2006
Avalon Riverview North	Long Island City, NY	—	169,057	272	—	169,329	169,329	12,779	156,550	—	2007
Avalon on the Sound East	New Rochelle, NY	—	179,427	227	—	179,654	179,654	13,750	165,904	—	2007
Avalon Bowery Place II	New York, NY	9,104	46,628	34	9,104	46,662	55,766	3,384	52,382	48,500	2007
Avalon White Plains	White Plains, NY	15,328	135,103	—	15,328	135,103	150,431	3,336	147,095	—	2009
Avalon Morningside Park	New York, NY	—	109,654	—	—	109,654	109,654	4,356	105,298	100,000	2009
Avalon Charles Pond	Coram, NY	14,719	33,359	—	14,719	33,359	48,078	758	47,320	—	2009
Avalon at Fairway Hills I, II, & III	Columbia, MD	8,603	34,432	9,913	8,603	44,345	52,948	20,007	32,941	—	1987/1996
Avalon Symphony Woods (SGlen)	Columbia, MD	1,594	6,384	5,850	1,594	12,234	13,828	4,880	8,948	9,780	1986
Avalon Symphony Woods (SGate)	Columbia, MD	7,207	29,151	5,394	7,207	34,545	41,752	3,207	38,545	—	1986/2006
Avalon at Foxhall	Washington, DC	6,848	27,614	10,624	6,848	38,238	45,086	18,068	27,018	59,010	1982
Avalon at Gallery Place I	Washington, DC	8,800	39,731	514	8,800	40,245	49,045	9,641	39,404	45,850	2003
Avalon at Decoverly	Rockville, MD	11,865	49,686	1,973	11,865	51,659	63,524	15,969	47,555	—	1991/1995
Avalon Fields I	Gaithersburg, MD	2,608	11,707	226	2,608	11,933	14,541	5,773	8,768	9,714	1996
Avalon Fields II	Gaithersburg, MD	1,439	6,846	48	1,439	6,894	8,333	2,811	5,522	—	1998
Avalon at Rock Spring	North Bethesda, MD	—	81,796	790	—	82,586	82,586	19,880	62,706	—	2003
Avalon at Grosvenor Station	North Bethesda, MD	29,159	53,001	292	29,159	53,293	82,452	11,571	70,881	—	2004
Avalon at Traville	North Potomac, MD	14,365	55,398	339	14,365	55,737	70,102	11,754	58,348	77,700	2004
Avalon Fair Lakes	Fairfax, VA	6,096	24,400	7,390	6,096	31,790	37,886	12,046	25,840	—	1989/1996
Avalon at Ballston — Washington Towers	Arlington, VA	7,291	29,177	2,747	7,291	31,924	39,215	16,970	22,245	—	1990
Avalon at Cameron Court	Alexandria, VA	10,292	32,930	1,360	10,292	34,290	44,582	13,844	30,738	94,572	1998
Avalon at Providence Park	Fairfax, VA	2,152	8,907	883	2,152	9,790	11,942	4,320	7,622	—	1988/1997
Avalon Crescent	McLean, VA	13,851	43,397	673	13,851	44,070	57,921	19,071	38,850	110,600	1996
Avalon at Arlington Square	Arlington, VA	22,041	90,296	1,342	22,041	91,638	113,679	26,837	86,842	170,125	2001
Avalon Knoll	Germantown, MD	1,412	5,673	1,918	1,412	7,591	9,003	4,849	4,154	—	1985
Avalon at Danada Farms	Wheaton, IL	7,535	31,299	1,196	7,535	32,495	40,030	13,150	26,880	—	1997
Avalon at Stratford Green	Bloomingdale, IL	4,326	17,569	358	4,326	17,927	22,253	7,381	14,872	—	1997
Avalon Arlington Heights	Arlington Heights, IL	9,750	39,661	7,575	9,750	47,236	56,986	14,041	42,945	—	1987/2000
Avalon Redmond Place	Redmond, WA	4,558	18,368	8,996	4,558	27,364	31,922	9,630	22,292	—	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	1,856	6,786	29,497	36,283	11,304	24,979	—	1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	310	6,664	24,429	31,093	7,790	23,303	26,698	2001
Avalon RockMeadow	Bothell, WA	4,777	19,742	513	4,777	20,255	25,032	6,776	18,256	—	2000
Avalon WildReed	Everett, WA	4,253	18,676	203	4,253	18,879	23,132	6,266	16,866	—	2000
Avalon HighGrove	Everett, WA	7,569	32,041	332	7,569	32,373	39,942	10,327	29,615	—	2000
Avalon ParcSquare	Redmond, WA	3,789	15,146	607	3,789	15,753	19,542	5,267	14,275	—	2000
Avalon Brandemoor	Lynwood, WA	8,608	36,679	404	8,608	37,083	45,691	11,437	34,254	—	2001
Avalon Belltown	Seattle, WA	5,644	12,733	122	5,644	12,855	18,499	3,947	14,552	—	2001
Avalon Meydenbauer	Bellevue, WA	12,654	76,711	—	12,654	76,711	89,365	4,347	85,018	—	2008
Avalon Fremont	Fremont, CA	10,746	43,399	3,166	10,746	46,565	57,311	18,921	38,390	—	1994
Avalon Dublin	Dublin, CA	5,276	19,642	3,776	5,276	23,418	28,694	9,316	19,378	—	1989/1997
Avalon Pleasanton	Pleasanton, CA	11,610	46,552	7,864	11,610	54,416	66,026	21,581	44,445	—	1988/1994

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)

		Initial Cost			Total Cost
			Building /	Costs		Building /
			Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
			Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
Current Communities	City and state	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon at Union Square	Union City, CA	4,249	16,820	1,855	4,249	18,675	22,924	7,781	15,143	—	1973/1996
Waterford	Hayward, CA	11,324	45,717	5,149	11,324	50,866	62,190	21,665	40,525	33,100	1985/1986
Avalon at Willow Creek	Fremont, CA	6,581	26,583	3,329	6,581	29,912	36,493	12,690	23,803	—	1985/1994
Avalon at Dublin Station	Dublin, CA	10,058	74,298	24	10,058	74,322	84,380	4,782	79,598	—	2006
Avalon Union City	Union City, CA	14,731	104,009	—	14,731	104,009	118,740	1,419	117,321	—	2009
Avalon at Cedar Ridge	Daly City, CA	4,230	9,659	15,252	4,230	24,911	29,141	9,494	19,647	—	1972/1997
Avalon at Nob Hill	San Francisco, CA	5,403	21,567	1,222	5,403	22,789	28,192	9,230	18,962	20,800	1990/1995
Crowne Ridge	San Rafael, CA	5,982	16,885	10,233	5,982	27,118	33,100	11,722	21,378	—	1973/1996
Avalon Foster City	Foster City, CA	7,852	31,445	4,894	7,852	36,339	44,191	14,202	29,989	—	1973/1994
Avalon Towers by the Bay	San Francisco, CA	9,155	57,631	269	9,155	57,900	67,055	20,408	46,647	—	1999
Avalon Pacifica	Pacifica, CA	6,125	24,796	1,560	6,125	26,356	32,481	10,728	21,753	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	4,008	3,561	25,329	28,890	10,779	18,111	—	1961/1996
Avalon at Diamond Heights	San Francisco, CA	4,726	19,130	5,077	4,726	24,207	28,933	8,727	20,206	—	1972/1994
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	667	14,029	79,119	93,148	19,006	74,142	73,269	2003
Avalon at Mission Bay III	San Francisco, CA	28,686	118,227	—	28,686	118,227	146,913	1,575	145,338	—	2009
Avalon Campbell	Campbell, CA	11,830	47,828	1,014	11,830	48,842	60,672	19,295	41,377	38,800	1995
CountryBrook	San Jose, CA	9,384	38,791	4,699	9,384	43,490	52,874	16,369	36,505	13,961	1985/1996
Avalon on the Alameda	San Jose, CA	6,119	50,230	590	6,119	50,820	56,939	18,997	37,942	53,980	1999
Avalon Rosewalk	San Jose, CA	15,814	62,028	2,130	15,814	64,158	79,972	25,022	54,950	—	1997/1999
Avalon Silicon Valley	Sunnyvale, CA	20,713	99,573	3,241	20,713	102,814	123,527	40,874	82,653	150,000	1997
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,735	9,755	49,128	58,883	17,196	41,687	18,300	1986
Avalon at Creekside	Mountain View, CA	6,546	26,301	10,810	6,546	37,111	43,657	14,259	29,398	—	1962/1997
Avalon at Cahill Park	San Jose, CA	4,765	47,600	382	4,765	47,982	52,747	12,627	40,120	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	115	9,560	56,251	65,811	15,440	50,371	—	2002
Countrybrook II	San Jose, CA	3,536	14,256	213	3,536	14,469	18,005	1,232	16,773	—	2007
Avalon Newport	Costa Mesa, CA	1,975	3,814	4,652	1,975	8,466	10,441	3,450	6,991	—	1956/1996
Avalon Mission Viejo	Mission Viejo, CA	2,517	9,257	2,346	2,517	11,603	14,120	5,014	9,106	7,635	1984/1996
Avalon at South Coast	Costa Mesa, CA	4,709	16,063	5,255	4,709	21,318	26,027	9,051	16,976	—	1973/1996
	Rancho Santa
Avalon Santa Margarita	Margarita, CA	4,607	16,911	3,009	4,607	19,920	24,527	8,276	16,251	—	1990/1997
Avalon at Pacific Bay	Huntington Beach, CA	4,871	19,745	8,617	4,871	28,362	33,233	11,177	22,056	—	1971/1997
Avalon Warner Place	Canoga Park, CA	7,920	44,822	—	7,920	44,822	52,742	2,468	50,274	—	2007
Avalon Anaheim Stadium	Anaheim, CA	27,853	69,188	772	27,853	69,960	97,813	1,880	95,933	—	2009
Avalon at Mission Bay	San Diego, CA	9,922	40,633	16,331	9,922	56,964	66,886	21,989	44,897	—	1969/1997
Avalon at Mission Ridge	San Diego, CA	2,710	10,924	9,032	2,710	19,956	22,666	8,278	14,388	—	1960/1997
Avalon at Cortez Hill	San Diego, CA	2,768	20,134	11,843	2,768	31,977	34,745	12,525	22,220	—	1973/1998
Avalon Fashion Valley	San Diego, CA	19,627	44,913	—	19,627	44,913	64,540	1,823	62,717	—	2008
Avalon at Media Center	Burbank, CA	22,483	28,104	27,138	22,483	55,242	77,725	20,885	56,840	—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	23,828	40,372	43,701	23,828	84,073	107,901	21,299	86,602	—	1989/1997
Avalon at Warner Center	Woodland Hills, CA	7,045	12,986	7,533	7,045	20,519	27,564	9,012	18,552	—	1979/1998
Avalon Glendale	Burbank, CA	—	41,434	133	—	41,567	41,567	9,350	32,217	—	2003
Avalon Burbank	Burbank, CA	14,053	56,827	20,773	14,053	77,600	91,653	15,264	76,389	29,387	1988/2002
Avalon Camarillo	Camarillo, CA	8,447	40,291	—	8,447	40,291	48,738	5,205	43,533	—	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	235	5,459	41,417	46,876	3,708	43,168	—	2007
Avalon Encino	Los Angeles, CA	12,788	48,866	161	12,788	49,027	61,815	1,955	59,860	—	2008

		1,138,797	5,796,633	420,833	1,138,797	6,217,466	7,356,263	1,493,630	5,862,633	2,072,280

Development Communities
Avalon Irvine	Irvine, CA	6,750	46,416	22,938	6,750	69,354	76,104	566	75,538	—	N/A
Avalon Walnut Creek	Walnut Creek, CA	—	370	98,450	—	98,820	98,820	—	98,820	137,500	N/A

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)

		Initial Cost			Total Cost
			Building /	Costs		Building /
			Construction in	Subsequent to		Construction in			Total Cost, Net of		Year of
			Progress &	Acquisition /		Progress &		Accumulated	Accumulated		Completion /
Current Communities	City and state	Land	Improvements	Construction	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	Acquisition
Avalon Norwalk	Norwalk, CT	—	159	50,612	—	50,771	50,771	—	50,771	—	N/A
Avalon Fort Greene	Brooklyn, NY	10,423	29,562	219,687	10,423	249,249	259,672	83	259,589	—	N/A
Avalon Towers Bellevue	Bellevue, WA	—	350	73,449	—	73,799	73,799	—	73,799	—	N/A
Avalon Northborough II	Northborough, MA	—	184	18,717	—	18,901	18,901	—	18,901	—	N/A
Avalon at West Long Branch	West Long Branch, NJ	—	—	2,219	—	2,219	2,219	—	2,219	—	N/A

		17,173	77,041	486,072	17,173	563,113	580,286	649	579,637	137,500

Land held for development		237,095	—	—	237,095	—	237,095	—	237,095	107,063
Corporate Overhead		103,656	39,633	43,158	103,656	82,791	186,447	32,325	154,122	1,658,029

		$1,496,721	$5,913,307	$950,063	$1,496,721	$6,863,370	$8,360,091	$1,526,604	$6,833,487	$3,974,872

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(Dollars in thousands)
Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building — 30 years
Improvements, upgrades and FF&E — not to exceed 7 years
The aggregate cost of total real estate for federal income tax purposes was approximately $8,179,000 at December 31, 2009.
The changes in total real estate assets for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years ended December 31,
	2009	2008	2007
Balance, beginning of period	$8,002,487	$7,556,740	$6,615,593
Acquisitions, construction costs and improvements	493,196	757,835	1,097,959
Dispositions, including impairment loss on planned dispositions	(135,592)	(312,088)	(156,812)

Balance, end of period	$8,360,091	$8,002,487	$7,556,740

The changes in accumulated depreciation for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Years ended December 31,
	2009	2008	2007
Balance, beginning of period	$1,352,744	$1,259,558	$1,105,231
Depreciation, including discontinued operations	218,286	199,452	180,697
Dispositions	(44,426)	(106,266)	(26,370)

Balance, end of period	$1,526,604	$1,352,744	$1,259,558