Form 10-Q
period 2010-03-31
AVALONBAY COMMUNITIES INC
filed 2010-05-05
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Ballston Tower
671 N. Glebe Rd, Suite 800
Arlington, Virginia 22203
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
82,984,697 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2010

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3-31-10	12-31-09
	(unaudited)
ASSETS
Real estate:
Land	$1,273,615	$1,250,679
Buildings and improvements	6,066,355	5,988,330
Furniture, fixtures and equipment	189,490	186,301

	7,529,460	7,425,310
Less accumulated depreciation	(1,533,579)	(1,477,772)

Net operating real estate	5,995,881	5,947,538
Construction in progress, including land	580,814	531,299
Land held for development	206,713	237,095
Operating real estate assets held for sale, net	86,610	117,555

Total real estate, net	6,870,018	6,833,487

Cash and cash equivalents	123,297	105,691
Cash in escrow	207,336	210,676
Resident security deposits	22,456	23,646
Investments in unconsolidated real estate entities	72,999	74,570
Deferred financing costs, net	32,375	34,531
Deferred development costs	85,302	87,763
Prepaid expenses and other assets	94,351	87,241

Total assets	$7,508,134	$7,457,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,659,529	$1,658,029
Mortgage notes payable	2,290,378	2,316,843
Dividends payable	73,804	72,773
Payables for construction	48,368	49,623
Accrued expenses and other liabilities	235,951	233,029
Accrued interest payable	22,520	35,069
Resident security deposits	33,532	33,646
Liabilities related to real estate assets held for sale	1,679	2,669

Total liabilities	4,365,761	4,401,681

Redeemable noncontrolling interests	6,724	5,797

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2010 and December 31, 2009; zero shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2010 and December 31, 2009; 82,693,377 and 81,528,957 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	827	815
Additional paid-in capital	3,287,671	3,200,367
Accumulated earnings less dividends	(152,324)	(149,988)
Accumulated other comprehensive loss	(525)	(1,067)

Total stockholders’ equity	3,135,649	3,050,127

Total liabilities and stockholders’ equity	$7,508,134	$7,457,605

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3-31-10	3-31-09
Revenue:
Rental and other income	$213,738	$208,265
Management, development and other fees	1,849	1,468

Total revenue	215,587	209,733

Expenses:
Operating expenses, excluding property taxes	65,031	62,780
Property taxes	23,172	20,886
Interest expense, net	42,541	30,130
Gain on extinguishment of debt, net	—	(1,062)
Depreciation expense	56,095	50,073
General and administrative expense	8,895	7,247

Total expenses	195,734	170,054

Equity in income of unconsolidated entities	227	3,457

Income from continuing operations	20,080	43,136

Discontinued operations:
Income from discontinued operations	1,995	3,965
Gain on sale of communities	50,291	—

Total discontinued operations	52,286	3,965

Net income	72,366	47,101
Net loss attributable to redeemable noncontrolling interests	157	324

Net income attributable to common stockholders	$72,523	$47,425

Other comprehensive income:
Unrealized gain on cash flow hedges	542	376

Comprehensive income	$73,065	$47,801

Earnings per common share — basic:
Income from continuing operations attributable to common stockholders	$0.25	$0.55
Discontinued operations attributable to common stockholders	0.64	0.05

Net income attributable to common stockholders	$0.89	$0.60

Earnings per common share — diluted:
Income from continuing operations attributable to common stockholders	$0.25	$0.54
Discontinued operations attributable to common stockholders	0.63	0.05

Net income attributable to common stockholders	$0.88	$0.59

Dividends per common share:	$0.8925	$0.8925

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3-31-10	3-31-09
Cash flows from operating activities:
Net income	$72,366	$47,101
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	56,095	50,073
Depreciation expense from discontinued operations	—	2,567
Amortization of deferred financing costs and debt premium/discount	2,246	2,223
Amortization of stock-based compensation	2,226	2,368
Equity in loss (income) of unconsolidated entities, net of eliminations	226	(4,281)
Gain on sale of real estate assets	(50,291)	—
Gain on extinguishment of debt, net	—	(1,062)
Decrease (increase) in cash in operating escrows	269	(166)
Increase in resident security deposits, prepaid expenses and other assets	(4,813)	(2,669)
Decrease in accrued expenses, other liabilities and accrued interest payable	(9,441)	(5,333)

Net cash provided by operating activities	68,883	90,821

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(118,604)	(148,333)
Capital expenditures — existing real estate assets	(1,475)	(839)
Capital expenditures — non-real estate assets	(359)	(294)
Proceeds from sale of real estate, net of selling costs	81,335	—
Decrease in payables for construction	(1,255)	(7,128)
Decrease in cash in construction escrows	3,071	23,884
Decrease in investments in unconsolidated real estate entities	1,244	3,029

Net cash used in investing activities	(36,043)	(129,681)

Cash flows from financing activities:
Issuance of common stock	83,896	35
Dividends paid	(72,603)	(68,841)
Net borrowings under unsecured credit facility	—	235,000
Repayments of mortgage notes payable	(26,465)	(2,107)
Repayment of unsecured notes	—	(100,573)
Distributions to DownREIT partnership unitholders	(14)	(25)
Distributions to joint venture and profit-sharing partners	(48)	—

Net cash (used in) provided by financing activities	(15,234)	63,489

Net increase in cash and cash equivalents	17,606	24,629

Cash and cash equivalents, beginning of period	105,691	65,706

Cash and cash equivalents, end of period	$123,297	$90,335

Cash paid during the period for interest, net of amount capitalized	$49,552	$33,717

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the three months ended March 31, 2010:
•	96,394 shares of common stock valued at $7,152 were issued in connection with stock grants, 1,998 shares valued at $159 were issued through the Company’s dividend reinvestment plan, 38,960 shares valued at $3,167 were withheld to satisfy employees’ tax withholding and other liabilities, 1,300 shares valued at $38 were forfeited, and 3,283 shares valued at $161 were issued to members of the board of directors in fulfillment of deferred stock awards, for a net value of $4,267. In addition, the Company granted 126,484 options for common stock at a value of $2,460.

•	The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $542 and recorded an increase to prepaid expenses and other assets of $1,410, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common dividends declared but not paid totaled $73,804.

•	The Company recorded an increase of $1,145 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”
During the three months ended March 31, 2009:
•	2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008, 161,719 shares of common stock valued at $7,860 were issued in connection with stock grants, 2,257 shares valued at $120 were issued through the Company’s dividend reinvestment plan, 29,243 shares valued at $1,265 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $101 were forfeited, for a net value of $145,672. In addition, the Company granted 344,801 options for common stock at a value of $2,252.

•	The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $376 to record the impact of the Company’s hedge accounting activity.

•	Common dividends declared but not paid totaled $71,330.

•	The Company recorded a decrease of $3,953 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per share data)
1. Organization, Basis of Presentation and Significant Accounting Policies
Organization and Basis of Presentation
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (“the Code”). The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier to entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Midwest, Pacific Northwest, and Northern and Southern California regions of the country.
At March 31, 2010, the Company owned or held a direct or indirect ownership interest in 165 operating apartment communities containing 47,813 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,615 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in seven communities under construction that are expected to contain an aggregate of 2,509 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 29 communities that, if developed as expected, will contain an estimated 7,361 apartment homes.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
All capitalized terms have the meaning as provided elsewhere in this Form 10-Q.
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

	For the three months ended
	3-31-10	3-31-09
Basic and diluted shares outstanding

Weighted average common shares — basic	81,637,686	78,752,744

Weighted average DownREIT units outstanding	15,351	19,427

Effect of dilutive securities	657,633	1,020,110

Weighted average common shares — diluted	82,310,670	79,792,281

Calculation of Earnings per Share — basic

Net income attributable to common stockholders	$72,523	$47,425
Net income allocated to unvested restricted shares	(230)	(152)

Net income attributable to common stockholders, adjusted	$72,293	$47,273

Weighted average common shares — basic	81,637,686	78,752,744

Earnings per common share — basic	$0.89	$0.60

Calculation of Earnings per Share — diluted

Net income attributable to common stockholders	$72,523	$47,425
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	14	25

Adjusted net income available to common stockholders	$72,537	$47,450

Weighted average common shares — diluted	82,310,670	79,792,281

Earnings per common share — diluted	$0.88	$0.59

Certain options to purchase shares of common stock in the amounts of 1,641,986 and 2,379,353 were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.
The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at March 31, 2010 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.4%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2010 or 2009.
Abandoned Pursuit Costs and Impairment of Long-Lived Assets
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets, in the amounts of $505 and $1,093 for the three months ended March 31, 2010 and 2009. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the three months ended March 31, 2010 and 2009, the Company did not record any impairment losses.
Legal and Other Contingencies
As previously reported, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the Fair Housing Act (“FHA”). The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. After the filing of its answer and affirmative defenses, during the fourth quarter of 2009 the plaintiff served the Company with discovery requests relating to communities owned by the Company nationwide. The Company objected to these discovery requests as being overly broad, as the plaintiff’s complaint made factual allegations with regard to Avalon Chrystie Place only. A magistrate judge agreed with the Company and limited discovery to Avalon Chrystie Place. The plaintiff is appealing the magistrate judge’s ruling. Due to the preliminary nature of this matter, including whether the scope of the suit will be extended to other properties, the Company cannot predict or determine the outcome of this matter, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.
In addition to the outstanding litigation described above, the Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company’s operations.
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
Reclassifications
Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentations.
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for distributions to shareholders with components of stock and cash. This guidance clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The Company already follows the practices required by this guidance, so required adoption of this guidance did not impact the Company’s financial position or results of operations.
In January 2010, the FASB issued guidance on fair value measurements and disclosures. This guidance specifies that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number) related to Level 3 fair value measurements as part of a reconciliation of the beginning and ending balances. It also clarifies the disclosure requirements related to the level of disaggregation, significant inputs and valuation techniques. The adoption of this guidance did not impact the Company’s financial position or results of operations.

In February 2010, the FASB issued guidance on subsequent events. This guidance provides a definition for SEC filer and eliminates the requirement to disclose the date through which subsequent events have been evaluated. The adoption of this guidance did not impact the Company’s financial position or results of operations.
In June 2009, the FASB issued guidance to significantly amend the consolidation guidance applicable to variable interest entities (“VIEs”). The consolidation model was modified to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. The amendments also require expanded disclosures related to VIEs which are largely consistent with the disclosure framework currently applied by the Company. The new guidance was effective January 1, 2010 for the Company. The adoption of this guidance did not impact the Company’s financial position or results of operations.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $9,836 and $12,368 for the three months ended March, 31, 2010 and 2009, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of March 31, 2010 and December 31, 2009, are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2010 and December 31, 2009, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	3-31-10	12-31-09
Fixed rate unsecured notes (1)	$1,358,347	$1,358,257
Variable rate unsecured notes (2)	301,182	299,772
Fixed rate mortgage notes payable — conventional and tax-exempt	1,606,254	1,632,605
Variable rate mortgage notes payable — conventional and tax-exempt	684,124	684,238

Total notes payable and unsecured notes	3,949,907	3,974,872
Variable rate unsecured credit facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,949,907	$3,974,872

(1)	Balances at March 31, 2010 and December 31, 2009 include $2,130 and $2,220 of debt discount.

(2)	Balances at March 31, 2010 and December 31, 2009 include $1,182 and ($228) for basis adjustments resulting from qualifying fair value hedging relationships.
The following debt activity occurred during the three months ended March 31, 2010:
•	In February 2010, the Company repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961 in advance of its March 2012 scheduled maturity date.

•	In March 2010, the Company repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226 in advance of its February 2025 scheduled maturity date.
In the aggregate, secured notes payable mature at various dates from October 2010 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,829,247 as of March 31, 2010). As of March 31, 2010, the Company has guaranteed approximately $437,729 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.1% at March 31, 2010 and December 31, 2009. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 3.4% at March 31, 2010 and 2.9% at December 31, 2009.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2010 are as follows:

				Stated
			Unsecured	interest rate
	Secured notes	Secured notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes
2010	$3,589	$29,387	$14,576	7.500%
			75,000	7.038	%(2)

2011	10,776	36,610	39,900	6.625%
			150,000	5.667	%(2)

2012	14,034	108,224	201,601	6.125%
			104,400	5.500%
			75,000	4.325	%(2)

2013	14,876	264,697	100,000	4.950%

2014	15,769	33,100	150,000	5.375%

2015	14,725	365,130	—	—

2016	15,600	—	250,000	5.750%

2017	16,533	18,300	250,000	5.700%

2018	17,522	—	—	—

2019	2,588	699,529	—	—

Thereafter	110,705	498,684	250,000	6.100%

	$236,717	$2,053,661	$1,660,477

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The weighted average interest rate for the swapped unsecured notes as of March 31, 2010.
The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays an annual facility fee of approximately $1,250. The Company did not have any amounts outstanding under the Credit Facility and had $46,055 outstanding in letters of credit as of March 31, 2010. At December 31, 2009, there were no amounts outstanding under the Credit Facility and $44,105 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.67% at March 31, 2010). The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $650,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any amounts outstanding under this competitive bid option as of March 31, 2010. The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option by the Company.
The Company was in compliance at March 31, 2010 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.
4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2010:

			Accumulated	Accumulated
		Additional	earnings	other	Total
	Common	paid-in	less	comprehensive	stockholders’
	stock	capital	dividends	loss	equity

Balance at December 31, 2009	$815	$3,200,367	$(149,988)	$(1,067)	$3,050,127

Net income attributable to common stockholders	—	—	72,523	—	72,523
Unrealized gain on cash flow hedges	—	—	—	542	542
Change in redemption value of redeemable noncontrolling interest	—	—	(1,145)	—	(1,145)
Dividends declared to common stockholders	—	—	(73,804)	—	(73,804)
Issuance of common stock	12	80,909	90	—	81,011
Amortization of deferred compensation	—	6,395	—	—	6,395

Balance at March 31, 2010	$827	$3,287,671	$(152,324)	$(525)	$3,135,649

During the three months ended March 31, 2010, the Company:
(i)	issued 891,685 shares of common stock through public offerings;

(ii)	issued 211,320 shares of common stock in connection with stock options exercised;

(iii)	issued 1,998 common shares through the Company’s dividend reinvestment plan;

(iv)	issued 96,394 common shares in connection with stock grants;

(v)	issued 3,283 shares to members of the Board of Directors in fulfillment of deferred stock awards;

(vi)	withheld 38,960 common shares to satisfy employees’ tax withholding and other liabilities; and

(vii)	had 1,300 shares of restricted common stock forfeited.
In addition, the Company granted 126,484 options for common stock to employees. Any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2010 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010, and will not be reflected until earned as compensation cost.
In August 2009, the Company commenced a continuous equity program (the “CEP”), under which the Company may sell up to $400,000 of its common stock until August 2012. During the three months ended March 31, 2010, the Company sold 891,685 shares under this program at an average sales price of $84.10 per share, for net proceeds of $73,870.
5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at March 31, 2010, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated			Fair Value
	Hedges	Cash Flow Hedges		Hedges
	Interest	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps	Rate Swaps
Notional balance	$109,847	$15,615	$43,044	$300,000
Weighted average interest rate (1)	1.5%	1.7%	6.5%	5.7%
Weighted average capped interest rate	6.9%	6.0%	n/a	n/a
Earliest maturity date	Apr-11	Jun-12	Jun-10	Dec-10
Latest maturity date	Mar-14	Jun-12	Jun-10	Jan-12
Estimated fair value, asset/(liability)	$33	$6	$(365)	$1,182

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges, five derivatives designated as fair value hedges and five derivatives not designated as hedges at March 31, 2010. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2010, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $542 and $376 during the three months ended March 31, 2010 and 2009, respectively. The amount reclassified into earnings for the three months ended March 31, 2010, as well as the estimated amount included in accumulated other comprehensive income as of March 31, 2010, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges, the Company has recorded an increase in the fair value of $1,410 with the derivatives fair value reported as a component of prepaid expenses and other assets, with the associated gain as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2010.
The Company assesses, both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness, reported as a component of general and administrative expenses, did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives and non-designated derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of derivatives that are in a liability position are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments. Refer to Note 11, “Fair Value,” for further discussion.
6. Investments in Real Estate Entities
As of March 31, 2010, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 50%. There were no changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the three months ended March 31,  2010. Detail of the real estate and associated funding underlying the Company’s unconsolidated investments is presented in the following table (unaudited).

	Company	# of	Total	Debt
	Ownership	Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	Percentage	Homes	Cost (1)	Amount	Type	Rate (2)	Date
Fund I
1. Avalon at Redondo Beach — Los Angeles, CA		105	$24,622	$21,033	Fixed	4.87%	Oct 2011
2. Avalon Lakeside — Chicago, IL		204	18,231	12,056	Fixed	5.74%	Mar 2012
3. Avalon Columbia — Baltimore, MD		170	29,346	22,275	Fixed	5.48%	Apr 2012
4. Avalon Sunset — Los Angeles, CA		82	20,903	12,750	Fixed	5.41%	Mar 2014
5. Avalon at Poplar Creek — Chicago, IL		196	28,014	16,500	Fixed	4.83%	Oct 2012
6. Avalon at Civic Center — Norwalk, CA		192	42,756	27,001	Fixed	5.38%	Aug 2013
7. Avalon Paseo Place — Fremont, CA		134	24,825	11,800	Fixed	5.74%	Nov 2013
8. Avalon at Yerba Buena — San Francisco, CA		160	66,791	41,500	Fixed	5.88%	Mar 2014
9. Avalon at Aberdeen Station — Aberdeen, NJ		290	58,219	39,842	Fixed	5.64%	Sep 2013
10. The Springs — Corona, CA		320	48,392	26,000	Fixed	6.06%	Oct 2014
11. Avalon Lombard — Lombard, IL		256	35,319	17,243	Fixed	5.43%	Jan 2014
12. Avalon Cedar Place — Columbia, MD		156	24,399	12,000	Fixed	5.68%	Feb 2014
13. Avalon Centerpoint — Baltimore, MD		392	79,557	45,000	Fixed	5.74%	Dec 2013
14. Middlesex Crossing — Billerica, MA		252	38,043	24,100	Fixed	5.49%	Dec 2013
15. Avalon Crystal Hill — Ponoma, NY		168	38,603	24,500	Fixed	5.43%	Dec 2013
16. Avalon Skyway — San Jose, CA		348	78,218	37,500	Fixed	6.11%	Mar 2014
17. Avalon Rutherford Station — East Rutherford, NJ		108	36,771	20,019	Fixed	6.13%	Sep 2016
18. South Hills Apartments — West Covina, CA		85	24,756	11,761	Fixed	5.92%	Oct 2013
19. Weymouth Place — Weymouth, MA		211	25,298	13,455	Fixed	5.12%	Mar 2015

Total Fund I	15.2%	3,829	$743,063	$436,335		5.6%

Fund II
1. Avalon Bellevue Park — Bellevue, WA		220	$33,581	$21,515	Fixed	5.52%	Jun 2019
2. The Hermitage — Fairfax, VA		491	71,084	—	N/A	—	N/A
3. Avalon Rothbury — Gaithersburg, MD		203	31,250	—	N/A	—	N/A
Fund II corporate debt		N/A	N/A	61,500	Variable	2.74%	2010(3)

Total Fund II	31.3%	914	$135,915	$83,015		3.5%

Other Operating Joint Ventures
1. Avalon Chrystie Place I — New York, NY (4)	20.0%	361	$135,270	$117,000	Variable	0.92%	Nov 2036
2. Avalon at Mission Bay North II — San Francisco, CA (5)	25.0%	313	124,009	105,000	Fixed	6.02%	Dec 2015
3. Avalon Del Rey — Los Angeles, CA	30.0%	309	70,037	45,720	Variable	3.57%	Apr 2016
Other Development Joint Ventures
1. Aria at Hathorne — Danvers, MA (5) (6)	50.0%	64	N/A	2,420	Variable	4.19%	Jun 2010

Total Other Joint Ventures		1,047	$329,316	$270,140		3.4%

Total Unconsolidated Investments		5,790	$1,208,294	$789,490		4.6%

(1)	Represents total capitalized cost as of March 31, 2010.

(2)	Represents weighted average rate on outstanding debt.

(3)	As of March 31, 2010, these borrowings are drawn under an unsecured credit facility maturing in December 2010.

(4)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

(5)	The Company has contributed land at a stepped up basis as its only capital contribution to this development. The Company is not guaranteeing the construction or acquisition loans, nor is it responsible for any costs over runs until certain thresholds are satisfied.

(6)	After the venture makes certain threshold distributions to the Company, the Company receives 50% of all further distributions.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	3-31-10	12-31-09
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,105,589	$1,065,328
Other assets	44,279	39,502

Total assets	$1,149,868	$1,104,830

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$789,490	$758,487
Other liabilities	24,266	19,669
Partners’ capital	336,112	326,674

Total liabilities and partners’ capital	$1,149,868	$1,104,830

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended
	(unaudited)
	3-31-10	3-31-09
Rental and other income	$27,033	$25,156
Operating and other expenses	(13,428)	(11,021)
Interest expense, net	(9,489)	(8,778)
Depreciation expense	(8,981)	(7,806)

Net loss	$(4,865)	$(2,449)

In conjunction with the acquisition and development of investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $10,946 at March 31, 2010 and $11,047 at December 31, 2009 of the respective investment balances.
As part of the formation of the AvalonBay Value Added Fund, LP (“Fund I”) and the AvalonBay Value Added Fund II, LP (“Fund II”), the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures. These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500 for Fund I and approximately $1,470 for Fund II as of March 31, 2010). As of March 31, 2010, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario. The estimated fair value of and the Company’s obligation under these guarantees, both at inception and as of March 31, 2010, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of March 31, 2010.
In February 2010, Fund II purchased its third community, located in Gaithersburg, Maryland. The garden-style community, renamed Avalon Rothbury, contains 203 homes and was acquired for a purchase price of $31,250 or approximately $154 per apartment home.
7. Real Estate Disposition Activities
During the three months ended March 31, 2010, the Company sold two wholly owned communities, Avalon at Danada Farms, located in Wheaton, Illinois and Avalon Knoll, located in Germantown, Maryland. In the aggregate, these two communities contain 595 apartment homes and were sold for a gross sales price of $82,950. These dispositions resulted in a gain in accordance with GAAP of approximately $50,291. As of March 31, 2010, the Company had one community that qualified as discontinued operations and held for sale.
The operations for any real estate assets sold from January 1, 2009 through March 31, 2010 and the real estate assets that qualified as discontinued operations and held for sale as of March 31, 2010 have been presented as such in the accompanying Condensed Consolidated Financial Statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-10	3-31-09
Rental income	$3,202	$9,946
Operating and other expenses	(1,207)	(3,237)
Interest expense, net	—	(177)
Depreciation expense	—	(2,567)

Income from discontinued operations	$1,995	$3,965

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
A reconciliation of NOI to net income for three months ended March 31, 2010 and 2009 is as follows:

	For the three months ended
	3-31-10	3-31-09
Net income	$72,366	$47,101
Indirect operating expenses, net of corporate income	7,232	8,575
Investments and investment management expense	1,039	916
Expensed development and other pursuit costs	505	1,093
Interest expense, net	42,541	30,130
Gain on extinguishment of debt, net	—	(1,062)
General and administrative expense	8,895	7,247
Equity in income of unconsolidated entities	(227)	(3,457)
Depreciation expense	56,095	50,073
Gain on sale of real estate assets	(50,291)	—
Income from discontinued operations	(1,995)	(3,965)

Net operating income	$136,160	$136,651

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2010 and 2009 have been adjusted for the communities that were sold from January 1, 2009 through March 31, 2010, or otherwise qualify as discontinued operations as of March 31, 2010, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended
	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)
For the period ended March 31, 2010

Established
New England	$35,193	$21,643	(4.6%)	$1,086,197
Metro NY/NJ	44,390	29,507	(3.5%)	1,385,405
Mid-Atlantic/Midwest	29,391	17,546	(5.6%)	750,566
Pacific Northwest	6,617	4,426	(15.0%)	239,683
Northern California	29,416	20,158	(14.5%)	1,108,224
Southern California	14,773	9,707	(9.9%)	467,275

Total Established	159,780	102,987	(7.6%)	5,037,350

Other Stabilized	28,917	16,869	n/a	1,556,920

Development / Redevelopment	25,041	16,304	n/a	1,429,601

Land Held for Future Development	n/a	n/a	n/a	206,713

Non-allocated (2)	1,849	n/a	n/a	86,403

Total	$215,587	$136,160	(0.4%)	$8,316,987

For the period ended March 31, 2009

Established
New England	$30,641	$19,262	(3.0%)	$857,240
Metro NY/NJ	39,540	26,280	(3.9%)	1,047,109
Mid-Atlantic/Midwest	30,529	19,155	(1.2%)	773,828
Pacific Northwest	7,381	5,214	0.4%	238,474
Northern California	25,857	19,429	1.5%	855,263
Southern California	16,116	11,346	(5.6%)	426,467

Total Established	150,064	100,686	(2.2%)	4,198,381

Other Stabilized	30,995	19,811	n/a	1,420,710

Development / Redevelopment	27,206	16,154	n/a	1,892,565

Land Held for Future Development	n/a	n/a	n/a	248,998

Non-allocated (2)	1,468	n/a	n/a	57,880

Total	$209,733	$136,651	6.0%	$7,818,534

(1)	Does not include gross real estate assets held for sale of $117,443 and $325,170 as of March 31, 2010 and 2009, respectively.

(2)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.
9. Stock-Based Compensation Plans
Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows:

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2009	—	$—	2,836,254	$80.76
Exercised	—	—	(211,320)	48.41
Granted	126,484	74.20	—	—
Forfeited	—	—	(11,571)	90.74

Options Outstanding, March 31, 2010	126,484	$74.20	2,613,363	$83.34

Options Exercisable March 31, 2010	—	N/A	2,256,938	$86.58

The weighted average fair value of the options granted under the 2009 Plan during the three months ended March 31, 2010 is estimated at $19.45 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 43.00%, risk-free interest rate of 3.15% and an expected life of approximately seven years.
At March 31, 2010, the Company had 234,611 outstanding unvested shares granted under restricted stock awards. The Company issued 96,394 shares of restricted stock valued at $7,152 as part of its stock-based compensation plan during the three months ended March 31, 2010. Restricted stock vesting during the three months ended March 31, 2010 totaled 106,423 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $8,913 and $9,794 for the three months ended March 31, 2010 and 2009, respectively.
Total employee stock-based compensation cost recognized in income was $3,485, and $3,536 for the three months ended March 31, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $1,329 and $1,546 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was a total of $2,999 and $9,088 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.10 years and 2.70 years, respectively.
Deferred Stock Performance Plan
The total cost recognized in earnings in connection with the multi-year performance plan implemented by the Company in 2008 was $427 and $437 for the three months ended March 31, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $233 and $249 for the three months ended March 31, 2010 and 2009, respectively.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,849 and $1,468 in the three months ended March 31, 2010 and 2009, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,803 and $2,125 as of March 31, 2010 and 2009, respectively.
Director Compensation
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $219 for three months ended March 31, 2010 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $146 and $365 on March 31, 2010 and December 31, 2009, respectively.

11. Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at March 31, 2010 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Redeemable Noncontrolling Interests
•	Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. One Put is payable in cash or, at the Company’s option, common stock of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The Company applies discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2009, the Puts’ aggregate fair value was $4,101. At March 31, 2010, the aggregate fair value of the Puts was $4,963.
•	DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2009, the fair value of the DownREIT units was $1,260. At March 31, 2010, the fair value of the DownREIT units was $1,326.
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

The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $3,950,855 and $3,977,320 had an estimated aggregate fair value of $4,039,536 and $4,052,817 at March 31, 2010 and December 31, 2009, respectively.
12. Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In April 2010, the Company sold one community, Avalon on the Sound, located in New Rochelle, New York. Avalon on the Sound contains 412 apartment homes and was sold for $107,500. The Company estimates that it will record a GAAP gain of approximately $19,500 related to this disposition.
In April 2010, the Company settled a lawsuit relating to the Company’s former Avalon Wynhaven community, which was sold in 2008. In conjunction with the settlement the Company made a payment to the homeowners association and an indemnification payment to the buyer of Avalon Wynhaven, of approximately $1,350. The Company previously had deferred recognition of $3,272 from the gain in disposition related to these costs, and will recognize the remainder of the deferred gain in the second quarter of 2010.
In April 2010, the Company sold an additional 271,700 shares under its CEP at an average sales price of $92.00 per share, for net proceeds of $24,620.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” below and the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2009 (our “Form 10-K”).
All capitalized terms have the meaning as provided elsewhere in this Form 10-Q.
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
We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. Our strategy is to be leaders in market research and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing submarkets of the United States. Our communities are predominately upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
First Quarter 2010 Highlights
•	Net income attributable to common stockholders for the quarter ended March 31, 2010 was $72,523,000, as compared to $47,425,000 for the quarter ended March 31, 2009, an increase of 52.9%. The increase is attributable to gains on asset sales in the first quarter 2010 with no comparable activity in 2009.

•	Our Established Community portfolio experienced a 7.6% decrease in NOI over the comparable period of 2009, comprised of a 4.2% decrease in rental revenue and an increase in operating expenses of 2.8%. Sequential rental revenue declined by 0.3% as compared to the fourth quarter 2009.
Financial Outlook
While both year over year and sequential revenue declined, the decline was at a lesser rate than anticipated in our financial outlook provided in February 2010. Our results reflect the improving economic conditions, primarily in the form of higher occupancy levels and lower turnover, supporting our current expectations of moderate sequential rental rate growth beginning in the second quarter of 2010.

Capital activity during the first quarter of 2010 consisted of early debt retirement and the issuance of equity. We repaid two fixed rate secured notes with an aggregate principal balance of $25,187,000 and a weighted average coupon of 6.7% in advance of their scheduled maturities in 2012 and 2025. We accessed the capital markets by issuing equity under our CEP, from which we raised $98,490,000 year to date through April 30, 2010. In addition, through April 30, 2010 we have sold three communities for an aggregate gross sales price of $190,450,000. We used the proceeds received to fund our development and redevelopment activities, to acquire an indirect interest in assets through Fund II, and to repay higher cost secured debt, while retaining substantial cash balances for general corporate purposes. We believe that our capital structure will continue to provide financial flexibility to access capital on attractive terms.
We currently have seven communities under construction with a total projected capitalized cost of approximately $843,500,000. As of March 31, 2010, approximately $614,880,000 of the capital for this development has been invested, with $228,620,000 remaining to be invested. We have obtained $59,400,000 of this required funding through financing from third-party tax-exempt and taxable debt. Our combined development under way and in planning remained largely consistent with year end 2009 amounts, and was $3,100,500,000 at March 31, 2010. During the first quarter of 2010 we completed the development of one community for a total capitalized cost of $77,400,000 and commenced the development of one community, which we expect to be completed for a total capitalized cost of $110,700,000. Relative to 2009, we expect to increase our current level of development activity in 2010 and expect to deliver assets into the market in 2011 and 2012 when a composite of third-party economic forecasts expect apartment fundamentals to be more favorable.
At March 31, 2010, there were seven communities under redevelopment, with an expected investment of approximately $118,400,000, excluding costs incurred prior to the start of redevelopment, with $36,873,000 remaining to be invested. We also expect to increase our current level of redevelopment activity through the end of 2010, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and ensure that our assets are positioned to outperform when the economy fully recovers.
During the remainder of 2010, we expect to disburse approximately $167,322,000 related to the seven communities currently under development. We expect approximately $42,400,000 of the projected 2010 disbursements will be funded from cash in escrow related to previously sourced tax-exempt and taxable debt. We expect to meet our liquidity needs from the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from disposition proceeds, joint ventures or from retained cash. We believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) will provide adequate access to the capital necessary to fund our development and redevelopment activities for the balance of 2010. See the discussion under Liquidity and Capital Resources.
While we continue to grow principally through our demonstrated core competency of developing wholly owned assets, we also acquire interests in additional assets, primarily through our investment in two private discretionary investment funds.
Fund I is a discretionary investment fund with nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and has invested approximately $50,000,000 in Fund I, representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,335,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate.
Fund II is a second discretionary investment fund with six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II with total equity commitments of $125,000,000. Fund II can employ leverage of up to 65%, allowing for a total investment capacity of approximately $1,100,000,000, and has a term that expires in August 2018, plus two one-year extension options. Fund II now serves as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met.
In February 2010, Fund II purchased its third community, located in Gaithersburg, Maryland. The garden-style community, renamed Avalon Rothbury, contains 203 homes and was acquired for a purchase price of $31,250,000 or approximately $154,000 per apartment home.
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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended March 31, 2010, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2009, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed either $5,000,000 or 10% of the community’s pre-redevelopment basis.
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

In the first quarter of 2010, we moved our corporate headquarters to Arlington, Virginia. The new office space is leased under a ten-year operating lease for approximately 50,744 square feet of office space. In addition, we currently own approximately 60,000 square feet of office space in Alexandria, Virginia, which formerly served as our corporate office. We are exploring alternatives to lease or sell the office space in Alexandria, Virginia. All other regional and administrative offices are leased under operating leases.
As of March 31, 2010, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	25	6,442
Metro NY/NJ	21	6,908
Mid-Atlantic/Midwest	15	5,944
Pacific Northwest	8	1,943
Northern California	20	5,975
Southern California	12	3,460

Total Established	101	30,672

Other Stabilized Communities:
New England	10	2,414
Metro NY/NJ	9	2,428
Mid-Atlantic/Midwest	12	3,368
Pacific Northwest	4	1,021
Northern California	8	2,145
Southern California	11	2,188

Total Other Stabilized	54	13,564

Lease-Up Communities	3	962

Redevelopment Communities	7	2,615

Total Current Communities	165	47,813

Development Communities	7	2,509

Development Rights	29	7,361

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2010 and 2009 follows (dollars in thousands):

	For the three months ended
	3-31-10	3-31-09	$ Change	% Change
Revenue:
Rental and other income	$213,738	$208,265	$5,473	2.6%
Management, development and other fees	1,849	1,468	381	26.0%

Total revenue	215,587	209,733	5,854	2.8%

Expenses:
Direct property operating expenses, excluding property taxes	54,433	50,728	3,705	7.3%
Property taxes	23,172	20,886	2,286	10.9%

Total community operating expenses	77,605	71,614	5,991	8.4%

Corporate-level property management and other indirect operating expenses	9,054	10,043	(989)	(9.8%)
Investments and investment management expense	1,039	916	123	13.4%
Expensed development and other pursuit costs	505	1,093	(588)	(53.8%)
Interest expense, net	42,541	30,130	12,411	41.2%
Gain on extinguishment of debt, net	—	(1,062)	1,062	n/a
Depreciation expense	56,095	50,073	6,022	12.0%
General and administrative expense	8,895	7,247	1,648	22.7%

Total other expenses	118,129	98,440	19,689	20.0%

Equity in income of unconsolidated entities	227	3,457	(3,230)	(93.4%)

Income from continuing operations	20,080	43,136	(23,056)	(53.4%)

Discontinued operations:
Income from discontinued operations	1,995	3,965	(1,970)	(49.7%)
Gain on sale of communities	50,291	—	50,291	n/a

Total discontinued operations	52,286	3,965	48,321	1,218.7%

Net income	72,366	47,101	25,265	53.6%
Net loss attributable to redeemable noncontrolling interests	157	324	(167)	(51.5%)

Net income attributable to common stockholders	$72,523	$47,425	$25,098	52.9%

Net income attributable to common stockholders increased $25,098,000 or 52.9%, to $72,523,000 for the three months ended March 31, 2010 due primarily to gains from communities sold in first quarter 2010 with no comparable activity in 2009, partially offset by increases in interest expense, net and depreciation expense in the first quarter of 2010 over the prior year period.
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
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three months ended March 31, 2010 and 2009 to net income for each period, are as follows (dollars in thousands):

	For the three months ended
	3-31-10	3-31-09
Net income	$72,366	$47,101
Indirect operating expenses, net of corporate income	7,232	8,575
Investments and investment management expense	1,039	916
Expensed development and other pursuit costs	505	1,093
Interest expense, net	42,541	30,130
Gain on extinguishment of debt, net	—	(1,062)
General and administrative expense	8,895	7,247
Equity in income of unconsolidated entities	(227)	(3,457)
Depreciation expense	56,095	50,073
Gain on sale of real estate assets	(50,291)	—
Income from discontinued operations	(1,995)	(3,965)

Net operating income	$136,160	$136,651

The NOI changes for the three months ended March 31, 2010, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

Established Communities	$(8,414)

Other Stabilized Communities	9,028

Development and Redevelopment Communities	(1,105)

Total	$(491)

The NOI decrease in Established Communities in the first quarter of 2010 as compared to the prior year period was largely due to rental revenue declines, coupled with increases in community operating expenses. For the balance of 2010, we anticipate continued improvement in rental rates and expect sequential rental rate growth and strong occupancy levels.
Rental and other income increased in the three months ended March 31, 2010 as compared to the prior year period due to additional rental income generated from newly developed communities and increased occupancy in our Established Communities, offset somewhat by decreased rental rates for our Established Communities.
Overall Portfolio – The weighted average number of occupied apartment homes increased to 39,777 apartment homes for the three months ended March 31, 2010 as compared to 38,941 homes for the prior year period. This increase is primarily due to homes available from newly developed communities and increased occupancy levels, offset partially by communities sold during 2009 and 2010. The weighted average monthly revenue per occupied apartment home decreased to $1,790 for the three months ended March 31, 2010 as compared to $1,867 in the prior year period.

Established Communities – Rental revenue decreased $6,926,000, or 4.2%, for the three months ended March 31, 2010 from the prior year period. The decrease is due to lower rental rates, offset by an increase in the average economic occupancy of 1.0% to 96.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. For the three months ended March 31, 2010, the weighted average monthly revenue per occupied apartment home decreased 5.2% to $1,804 compared to $1,902 in the prior year period.

Consistent with our expectations for 2010, we experienced decreases in Established Communities’ rental revenue in all six of our regions for the three months ended March 31, 2010 as compared to the prior year period, although these decreases were less than anticipated. Information regarding rental revenue for each of our six regions is discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 28% of Established Community rental revenue for the three months ended March 31, 2010, experienced a decrease in rental revenue of 2.8% as compared to the prior year period. Average rental rates decreased 4.2% to $2,217, and economic occupancy increased 1.4% to 96.4% for the three months ended March 31, 2010. During 2009, weak economic conditions in both New York City and surrounding suburban markets drove rental rates lower during the second half of 2009. We expect operating conditions to improve in New York this year, driven by fewer than anticipated job cutbacks last year among financial service firms and a quicker than expected turnaround in earnings at major financial institutions.

The New England region accounted for approximately 22% of the Established Community rental revenue for the three months ended March 31, 2010 and experienced a rental revenue decrease of 1.8% over the prior year period. Average rental rates decreased 3.1% to $1,899 and economic occupancy increased 1.3% to 95.9% for the three months ended March 31, 2010, as compared to the prior year period. There is a growing belief among the composite of third-party economic forecasts that Boston’s diversified economy with exposure to stable industries such as education and healthcare should help the region emerge from the recession ahead of most markets, aided by growing demand for technology products and services. Fairfield-New Haven should benefit from the improvement in New York’s financial sector, attracting additional business migration.

The Mid-Atlantic/Midwest region, which represented approximately 18% of Established Community rental revenue for the three months ended March 31, 2010, experienced a decrease in rental revenue of 1.1% over the prior year period. Average rental rates decreased by 0.9% to $1,713, while economic occupancy decreased 0.2% to 96.2% for the three months ended March 31, 2010 as compared to the prior year period. Apartment demand in this region continues to benefit from the impact of increased government spending and government services employment, which has served to stabilize the economy relative to other regions. Pockets of supply, while being absorbed, have muted potential rent growth.

Northern California accounted for approximately 19% of the Established Community rental revenue for the three months ended March 31, 2010 and experienced a rental revenue decrease of 9.1% over the prior year period. Average rental rates decreased 9.6% to $1,701 and economic occupancy increased 0.5% to 96.5% for the three months ended March 31, 2010 as compared to the prior year period. The region’s employment base, with its above-average exposure to high technology industries, can result in greater volatility in rental revenue changes relative to other regions.

Southern California accounted for approximately 9% of the Established Community rental revenue for the three months ended March 31, 2010 and experienced a rental revenue decrease of 6.1% over the prior year period. Average rental rates decreased 8.1% to $1,485, and economic occupancy increased 2.0% to 95.8% for the three months ended March 31, 2010.

The Pacific Northwest region accounted for approximately 4% of the Established Community rental revenue for the three months ended March 31, 2010 and experienced a rental revenue decrease of 10.4% over the prior year period. Average rental rates decreased 11.4% to $1,187 and economic occupancy increased by 1.0% to 95.5% for the three months ended March 31, 2010. The Pacific Northwest also has a large presence of technology based employment, a contributing factor to the greater degree of volatility in rental rates. Despite our expectations for a recovery in job growth ahead of other markets, we believe a recovery in apartment fundamentals in the Pacific Northwest is likely to lag our other regions given an increased level of supply in certain submarkets.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2010 and 2009 (dollars in thousands).

	For the three months ended
	3-31-10	3-31-09
Rental revenue (GAAP basis)	$159,640	$166,566
Concessions amortized	1,600	2,908
Concessions granted	(594)	(2,207)

Rental revenue adjusted to state concessions on a cash basis	$160,646	$167,267

Year-over-year % change — GAAP revenue		(4.2%)

Year-over-year % change — cash concession based revenue		(4.0%)
Management, development and other fees increased $381,000, or 26.0%, for the three months ended March 31, 2010 over the prior year period. The increase was due primarily to increased asset and property management fees from Fund II.
Direct property operating expenses, excluding property taxes increased $3,705,000, or 7.3% for the three months ended March 31, 2010 as compared to the prior year period, primarily due to the addition of recently developed apartment homes coupled with increased administrative expense due primarily to increases in bad debt expense.
For Established Communities, direct property operating expenses, excluding property taxes, increased $1,148,000, or 3.0% to $39,405,000 for the three months ended March 31, 2010 as compared to the prior year period, due primarily to the adverse impact of severe winter weather (snow removal), increased community maintenance related costs as well as administrative costs, offset partially by a decrease in insurance and utility related expenses. The increases in administrative expense are primarily due to increased bad debt.
Property taxes increased $2,286,000, or 10.9% for the three months ended March 31, 2010, due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $401,000, or 2.4% for the three months ended March 31, 2010 over the prior year period, due to higher assessments throughout all regions. The impact of the economic recession has not been reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. We expect property taxes for the balance of 2010 to continue to increase over 2009 due primarily to higher tax rates, without the benefit of lower assessed values. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally, and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.
Corporate-level property management and other indirect operating expenses decreased by $989,000, or 9.8% for the three months ended March 31, 2010 over the prior year period. The decrease is due primarily to decreases in compensation costs, coupled with the timing of costs related to corporate initiatives.
Expensed development and other pursuit costs primarily reflect the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. Expensed development and other pursuit costs decreased during the three months ended March 31, 2010 as compared to the prior year period due to decreases in abandoned development pursuits. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Interest expense, net increased $12,411,000, or 41.2% for the three months ended March 31, 2010 over the prior year period. This category includes interest expense offset by interest capitalized, and interest income. The increase during the three months ended March 31, 2010 is due primarily to interest expense from additional secured debt outstanding, as well as a decrease in the amount of interest capitalized in 2010 as compared to the prior year, offset partially by a decrease in interest expense from lower amounts of unsecured notes in 2010 as compared to 2009.
Gain on the extinguishment of debt, net reflects the impact of our debt repurchase activity for payments above or below the carrying basis. The net gain in the first quarter 2009 is due to the gain recognized from our January 2009 tender offer.
Depreciation expense increased $6,022,000 or 12.0% in the three months ended March 31, 2010 primarily due to the net increase in assets from the completion of development and redevelopment activities.
General and administrative expense (“G&A”) increased $1,648,000, or 22.7% for the three months ended March 31, 2010 as compared to the prior year period. The increase is due primarily to the savings on taxes related to a taxable REIT subsidiary realized in 2009, which were not present in 2010, coupled with current year costs associated with corporate initiatives.
Equity in income of unconsolidated entities for the three months ended March 31, 2010 decreased $3,230,000 or 93.4% from the prior year period due primarily to the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place in 2009.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2009 through March 31, 2010. This income decreased for the three months ended March 31, 2010 due to communities disposed from April 1, 2009 through March 31, 2010.
Gain on sale of communities increased for the three months ended March 31, 2010 as compared to the prior year period as a result of dispositions in the first quarter 2010 with no comparable activity in the first quarter 2009. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.
Funds from Operations Attributable to Common Stockholders (“FFO”)
FFO is considered by management to be an appropriate supplemental measure of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Condensed Consolidated Financial Statements included elsewhere in this report.
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
FFO does not represent net income attributable to common stockholders of the Company in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure of performance. In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO.
The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-10	3-31-09
Net income attributable to common stockholders	$72,523	$47,425
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	57,011	53,525
Distributions to noncontrolling interests, including discontinued operations	14	25
Gain on sale of operating communities	(50,291)	—

FFO attributable to common stockholders	$79,257	$100,975

Weighted average common shares outstanding — diluted	82,310,670	79,792,281
EPS per common share — diluted	$0.88	$0.59

FFO per common share — diluted	$0.96	$1.27

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

	For the three months ended
	3-31-10	3-31-09
Net cash provided by operating activities	$68,883	$90,821

Net cash used in investing activities	$(36,043)	$(129,681)

Net cash (used in) provided by financing activities	$(15,234)	$63,489

Liquidity and Capital Resources
We believe our principal short-term liquidity needs are to fund:
•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistic pre-payments;

•	normal recurring operating expenses;

•	DownREIT partnership unit distributions; and

•	capital calls for Fund II, as required.
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
During the first quarter of 2010 we saw the continued availability of capital on cost effective terms. We accessed the capital markets exclusively through the CEP, raising $73,870,000. We also sold two apartment communities providing net proceeds of $81,335,000. In 2010, we expect to meet all of our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility (as defined below), secured financings, the CEP, and other public or private sources of liquidity as discussed below, as well as our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At March 31, 2010, we have unrestricted cash, cash equivalents and cash in escrow of $330,633,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.
Unrestricted cash and cash equivalents totaled $123,297,000 at March 31, 2010, an increase of $17,606,000 from $105,691,000 at December 31, 2009. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities – Net cash provided by operating activities decreased to $68,883,000 for the three months ended March 31, 2010 from $90,821,000 for the three months ended March 31, 2009. The change was driven primarily by the increase in interest costs and timing of corporate payables.

Investing Activities – Net cash used in investing activities of $36,043,000 for the three months ended March 31, 2010 related to investments in assets through development and redevelopment. During the three months ended March 31, 2010, we invested $120,438,000 in the development of the following real estate and capital expenditures:
•	We invested approximately $118,604,000 in the development of communities.

•	We had capital expenditures of $1,834,000 for real estate and non-real estate assets.
These amounts are partially offset by the proceeds from the disposition of real estate of $81,335,000.

Financing Activities – Net cash used in financing activities totaled $15,234,000 for the three months ended March 31, 2010. The net cash used is due primarily to the payment of cash dividends in the amount of $72,603,000, and the repayment of secured notes of $26,465,000. These amounts were partially offset by $83,896,000 received from the issuance of common stock, primarily through the CEP we initiated in August 2009.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate Credit Facility with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). We pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.75% on April 30, 2010). We had no outstanding balance under this competitive bid option at April 30, 2010. At April 30, 2010, there were no amounts outstanding on the Credit Facility, $57,551,000 was used to provide letters of credit, and $942,449,000 was available for borrowing under the Credit Facility.
Financial Covenants
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
We were in compliance with these covenants at March 31, 2010.
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
Continuous Equity Offering Program
In August 2009, we commenced the CEP, under which we may sell up to $400,000,000 of our common stock. During the three months ended March 31, 2010 we sold 891,685 shares under this program at an average sales price of $84.10 per share, for net proceeds of $73,870,000. From its inception in August 2009, through April 30, 2010, we have sold 2,668,286 shares at an average price of $76.70 per share and net proceeds of $201,599,000.
New U.S. Income Tax Legislation
Recently-enacted U.S. federal income tax legislation imposes withholding taxes on certain types of payments made after December 31, 2012 to foreign financial institutions and certain other non-U.S. entities. The withholding tax of 30% would apply to dividends and the gross proceeds of a disposition of our common stock paid to certain foreign entities unless various information reporting requirements are satisfied. For these purposes, a foreign financial institution generally is defined as any non-U.S. entity that (i) accepts deposits in the ordinary course of a banking or similar business, (ii) is engaged in the business of holding financial assets for the account of others, or (iii) is engaged or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities, partnership interests, commodities, or any interest in such assets. Prospective investors are encouraged to consult their tax advisors regarding the implications of this legislation on their investment in our common stock, as well as the status of any related federal regulations and any other legislative proposals that may pertain to ownership and disposition of our common stock.
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
The following financing activity occurred during the three months ended March 31, 2010:
•	we repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961,000 in advance of its March 2012 scheduled maturity date.

•	we repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226,000 in advance of its February 2025 scheduled maturity date.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2010 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-09	3-31-10		2010	2011	2012	2013	2014	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	6.47%	Mar-2012	$13,961	$—		$—	$—	$—	$—	$—	$—
Avalon at Symphony Glen	5.17%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	6.95%	Feb-2025	11,226	—		—	—	—	—	—	—
Avalon Campbell	6.50%	Jun-2025	29,881	29,612	(2)	—	—	—	—	—	29,612
Avalon Pacifica	6.51%	Jun-2025	13,554	13,432	(2)	—	—	—	—	—	13,432
Avalon Fields	7.79%	May-2027	9,714	9,642		223	316	339	364	390	8,010
Avalon Oaks	7.49%	Feb-2041	16,794	16,756		119	168	180	193	207	15,889
Avalon Oaks West	7.54%	Apr-2043	16,661	16,627		108	152	162	173	185	15,847
Avalon at Chestnut Hill	6.15%	Oct-2047	41,501	41,415		264	368	388	409	432	39,554

			163,072	137,264		714	1,004	1,069	1,139	1,214	132,124
Variable rate (3)
Avalon Burbank	2.04%	Oct-2010	29,387	29,387		29,387	—	—	—	—	—
Waterford	1.16%	Jul-2014	33,100	33,100	(4)	—	—	—	—	33,100	—
Avalon at Mountain View	1.21%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.45%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.38%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	2.13%	Jun-2025	8,919	9,188	(2)	—	—	—	—	—	9,188
Avalon Pacifica	2.13%	Jun-2025	4,046	4,168	(2)	—	—	—	—	—	4,168
Bowery Place I	4.11%	Nov-2037	93,800	93,800		—	—	—	—	—	93,800
Bowery Place II	4.14%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.77%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Morningside Park	3.05%	Nov-2040	100,000	100,000	(5)	—	—	—	—	—	100,000
West Chelsea	0.13%	May-2012	93,440	93,440	(5)	—	—	93,440	—	—	—
Avalon Walnut Creek	3.01%	Mar-2046	116,000	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.98%	Mar-2046	10,000	10,000	(5)	—	—	—	—	—	10,000

			628,927	629,318		29,387	—	93,440	—	33,100	473,391
Conventional loans (6)
Fixed rate
$200 Million unsecured notes	7.67%	Dec-2010	14,576	14,576		14,576	—	—	—	—	—
$300 Million unsecured notes	6.79%	Sep-2011	39,900	39,900		—	39,900	—	—	—	—
$250 Million unsecured notes	5.74%	Jan-2012	104,400	104,400		—	—	104,400	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		—	—	201,601	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	100,000	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	150,000	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,578	7,520		181	7,339	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,045	5,998		137	193	204	216	229	5,019
Avalon Orchards	7.77%	Jul-2033	19,011	18,930		252	357	382	409	438	17,092
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	—	—	170,125	—	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		—	—	—	94,572	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	—	—	110,600
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	—	—	150,000
Avalon Darien	6.22%	Nov-2015	51,172	51,012		500	702	746	793	843	47,428
Avalon Greyrock Place	6.12%	Nov-2015	61,690	61,493		614	861	914	971	1,031	57,102
Avalon Commons	6.10%	Jan-2019	55,100	55,100		—	693	734	779	826	52,068
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130	21,130		—	183	285	301	319	20,042
Avalon Gates	5.92%	May-2019	41,321	41,321		—	357	557	589	624	39,194
Avalon at Stamford Harbor	5.92%	May-2019	65,695	65,695		—	568	885	937	992	62,313
Avalon Freehold	5.94%	May-2019	36,630	36,630		—	317	493	522	553	34,745
Avalon Run East II	5.94%	May-2019	39,250	39,250		—	339	529	560	592	37,230
Avalon Gardens	6.05%	May-2019	66,237	66,237		—	572	892	945	1,000	62,828
Avalon Edgewater	6.10%	May-2019	78,565	78,565		—	679	1,058	1,120	1,186	74,522
Avalon Foxhall	6.05%	May-2019	59,010	59,010		—	510	795	841	891	55,973
Avalon Gallery Place I	6.05%	May-2019	45,850	45,850		—	396	618	654	692	43,490
Avalon Traville	5.91%	May-2019	77,700	77,700		—	672	1,047	1,108	1,173	73,700
Avalon Bellevue	5.91%	May-2019	26,698	26,698		—	231	360	381	403	25,323
Avalon on the Alameda	5.90%	May-2019	53,980	53,980		—	467	727	770	815	51,201
Avalon Mission Bay North	5.90%	May-2019	73,269	73,269		—	633	987	1,045	1,106	69,498
Avalon Woburn	5.90%	May-2019	55,805	55,805		—	482	752	796	842	52,933

			2,830,010	2,829,467		16,260	56,451	318,966	378,434	164,555	1,894,801
Variable rate (3) (6)
Avalon at Crane Brook	2.09%	Mar-2011	30,440	30,060	(4)	789	29,271	—	—	—	—
Avalon at Bedford Center	1.72%	May-2012	15,871	15,746	(4)	402	560	14,784	—	—	—
Avalon Walnut Creek	2.95%	Mar-2046	9,000	9,000	(5)	—	—	—	—	—	9,000
$200 Million unsecured notes	7.04%	Dec-2010	75,000	75,000	(7)	75,000	—	—	—	—	—
$300 Million unsecured notes	5.67%	Sep-2011	100,000	100,000	(7)	—	100,000	—	—	—	—
$50 Million unsecured notes	5.67%	Sep-2011	50,000	50,000	(7)	—	50,000	—	—	—	—
$250 Million unsecured notes	4.33%	Jan-2012	75,000	75,000	(7)	—	—	75,000	—	—	—

			355,311	354,806		76,191	179,831	89,784	—	—	9,000

Total indebtedness - excluding unsecured credit facility			$3,977,320	$3,950,855		$122,552	$237,286	$503,259	$379,573	$198,869	$2,509,316

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Financed by variable rate, tax-exempt debt, but the interest rate on a portion of this debt is effectively fixed at March 31, 2010 and December 31, 2009 through an interest rate swap agreement. The portion of the debt fixed through the interest rate swap agreement decreases (and therefore the variable portion of the debt increases) monthly as payments are made to a principal reserve fund.

(3)	Variable rates are given as of March 31, 2010.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of March 31, 2010. Actual amounts drawn on the debt as of March 31, 2010 are $46,693 for Bowery Place II, $44,739 for Avalon Acton, $89,018 for Morningside Park, $66,969 for Walnut Creek, and $0 for West Chelsea.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $948 and $2,448 of debt discount and basis adjustments associated with the unsecured notes as of March 31, 2010 and December 31, 2009, respectively, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we executed $300,000 of interest rate swaps allowing us to effectively convert $300,000 principal of our fixed rate unsecured notes to floating rate debt.
Future Financing and Capital Needs – Portfolio and Other Activity
As of March 31, 2010, we had seven wholly owned communities under construction, for which a total estimated cost of $228,620,000 remained to be invested. We also had seven wholly owned communities under reconstruction, for which a total estimated cost of $36,873,000 remained to be invested. In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2010. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, fund development costs related to pursuing Development Rights, and make equity contributions to Fund II, will be funded from:
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
Before planned reconstruction activity, including reconstruction activity related to communities acquired by Fund I and Fund II, collectively “the Funds”, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of March 31, 2010, were not significant. As a result we have not recorded any obligation associated with these guarantees at March 31, 2010.

•	Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,335,000, with varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of March 31, 2010). As of March 31, 2010, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2010.

•	As of March 31, 2010, a subsidiary of Fund II has one loan secured by an asset in the amount of $21,515,000 with a maturity of June 2019. In April 2010, a subsidiary of Fund II obtained $42,600,000 in secured financing with a maturity of April 2010. These loans are payable by the subsidiaries of Fund II. As of March 31, 2010, Fund II also has $61,500,000 outstanding under a credit facility that matures in December 2010. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is payable by Fund II and is secured by capital commitments. We have not guaranteed, beyond our proportionate share of capital commitments supporting the credit facility of Fund II, the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,470,000 as of March 31, 2010). As of March 31, 2010, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2010.
•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,720,000 maturing in April 2016. The variable rate loan had an interest rate of 3.57% at March 31, 2010. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing for-sale town homes in Danvers, Massachusetts. The LLC has three separate variable rate loans with aggregate borrowings of $2,420,000 and a weighted average interest rate of 4.19% at March 31, 2010. We have not guaranteed the debt of Aria at Hathorne, nor do we have any obligation to fund this debt should Aria at Hathorne be unable to do so.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At March 31, 2010, we have an outstanding commitment to purchase the remaining land for approximately $51,500,000.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2010.
Development Communities
As of March 31, 2010, we had seven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,509 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $843,500,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1	Avalon Fort Greene	631	$305.8	Q4 2007	Q4 2009	Q1 2011	Q3 2011
	New York, NY
2	Avalon Walnut Creek (4)	422	151.7	Q3 2008	Q2 2010	Q1 2011	Q3 2011
	Walnut Creek, CA
3	Avalon Norwalk	311	85.4	Q3 2008	Q2 2010	Q2 2011	Q4 2011
	Norwalk, CT
4	Avalon Towers Bellevue	397	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
	Bellevue, WA
5	Avalon Northborough II	219	35.7	Q4 2009	Q1 2010	Q1 2011	Q3 2011
	Northborough, MA
6	Avalon at West Long Branch	180	28.1	Q4 2009	Q3 2010	Q1 2011	Q3 2011
	West Long Branch, NJ
7	Avalon Rockville Centre	349	110.7	Q1 2010	Q3 2011	Q3 2012	Q1 2013
	Rockville Centre, NY

	Total	2,509	$843.5

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third party, tax-exempt debt.
Redevelopment Communities
As of March 31, 2010, there were seven communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $118,400,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing the level of our redevelopment activity related to communities in our current operating portfolio for the remainder of 2010. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)
1.	Avalon Woodland Hills	663	$72.1	$110.6	Q4 2007	Q2 2010	Q4 2010
	Woodland Hills, CA
2.	Avalon at Diamond Heights	154	25.3	30.6	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
3.	Avalon Burbank	400	71.0	94.4	Q3 2008	Q3 2010	Q1 2011
	Burbank, CA
4.	Avalon Pleasanton	456	63.0	80.9	Q2 2009	Q4 2011	Q2 2012
	Pleasanton, CA
5.	Avalon Princeton Junction	512	30.2	49.9	Q2 2009	Q1 2012	Q3 2012
	West Windsor, NJ
6.	Avalon at Cedar Ridge	195	27.7	33.8	Q3 2009	Q1 2011	Q3 2011
	Daly City, CA
7.	Avalon at Willow Creek	235	36.5	44.0	Q4 2009	Q1 2011	Q3 2011
	Fremont, CA

	Total	2,615	$325.8	$444.2

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
At March 31, 2010, we had $206,713,000 in acquisition and related capitalized costs for land parcels we own, and $85,302,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 29 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 7,300 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
For 17 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the remaining 12 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.
For these 12 Development Rights we intend to develop approximately 3,400 apartment homes. The cumulative capitalized costs for land held for development as of March 31, 2010, includes $156,322,000 in original land acquisition costs. We also have $51,500,000 in future land acquisition costs under our Commitment, related to a Development Right, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q. The original land acquisition cost per home, including our obligation under the Commitment, ranged from $12,000 per home in Connecticut to $133,000 per home in New York City. In addition, the land for a Development Right that we control under a 99-year land lease agreement is subject to future minimum rental amounts of $6,500,000 per year.
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
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Seattle, WA	204	$58
2.	Wilton, CT	100	30
3.	Plymouth, MA Phase II	91	20
4.	Greenburgh, NY Phase II	288	77
5.	Lynnwood, WA Phase II	82	18
6.	San Francisco, CA	173	65
7.	Wood-Ridge, NJ Phase I	266	60
8.	Tysons Corner, VA I	354	80
9.	Garden City, NY	160	51
10.	New York, NY Phase I	396	169
11.	Boston, MA	180	97
12.	Cohasset, MA	200	38
13.	Shelton, CT	251	66
14.	Andover, MA	115	26
15.	North Bergen, NJ	164	47
16.	Brooklyn, NY	861	443
17.	Wood-Ridge, NJ Phase II	140	32
18.	Rockville, MD	240	57
19.	Dublin, CA Phase II	487	145
20.	Hackensack, NJ	226	48
21.	Seattle, WA II	272	81
22.	Huntington Station, NY	424	100
23.	Roselle Park, NJ	249	54
24.	Ossining, NY	210	44
25.	Tysons Corner, VA II	338	87
26.	Greenburgh, NY Phase III	156	43
27.	Ocean Township, NJ	309	57
28.	New York, NY Phase II	295	142
29.	Stratford, CT	130	22

	Total	7,361	$2,257

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.
Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $112,867,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.
i) The land that we originally acquired for future development has an original cost of $151,986,000, and a current value of $90,499,000, and is comprised of nine parcels originally intended for the development of approximately 2,900 apartment homes. The current carrying value of these nine land parcels reflects impairment charges of $61,487,000 incurred in prior periods.
ii) The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $22,368,000, which reflects impairment charges of $12,122,000 incurred in prior periods.
We believe that the current carrying value of $112,867,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.
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
On December 31, 2009, we elected to cancel and renew our property insurance policy for a 16 month term in order to take advantage of updated earthquake loss projections and declining insurance premium rates. As a result, our property insurance premium decreased by approximately 24% with no material changes in coverage. We expect to renew this policy on or before its expiration on May 1, 2011.
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
There have been no material changes to our exposures to market risk since December 31, 2009.

Item 4.	Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
On August 1, 2008, we filed a lawsuit in the Superior Court of the State of Washington in the County of King (Avalon DownREIT V, L.P., v Grand-Glacier, LLC et al) relating to our assertion that the homeowners association in which our former Avalon Wynhaven community is a part systematically overcharged us for various shared costs. We sold this property in 2008 and agreed to indemnify the buyer for annual association fees to the extent they exceed an amount that we each agreed was reasonable. On April 6, 2010, we settled this case by making a payment to the homeowners association and an indemnification payment to the buyer of Avalon Wynhaven. The settlement and indemnification payments totaled approximately $1.35 million. Because of the outstanding indemnification to the buyer of Avalon Wynhaven, we previously had deferred a portion of the gain on sale we recognized when we sold the property, which will now be applied to these costs with the excess amount recognized as gain on sale income in the second quarter of 2010.

As previously reported, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the FHA. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. After the filing of its answer and affirmative defenses, during the fourth quarter of 2009 the plaintiff served the Company with discovery requests relating to communities owned by the Company nationwide. The Company objected to these discovery requests as being overly broad, as the plaintiff’s complaint made factual allegations with regard to Avalon Chrystie Place only. A magistrate judge agreed with the Company and limited discovery to Avalon Chrystie Place. The plaintiff is appealing the magistrate judge’s ruling. Due to the preliminary nature of the Department of Justice matter, including whether the scope of their suit will be extended to other properties, we cannot predict or determine the outcome of that matter, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

In addition to the outstanding litigation described above, we are involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.

Item 1a.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number		Shares Purchased	Under the Plans or
	of Shares	(b)	as Part of Publicly	Programs
	Purchased	Average Price	Announced Plans	(in thousands)
Period	(1)	Paid per Share	or Programs	(2)
January 1- January 31, 2010	—	—	—	$200,000
February 1– February 28, 2010	12	$75.49	—	$200,000
March 1- March 31, 2010	38,948	$81.29	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Item 6.	Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on March 1, 2010.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

Exhibit No.		Description

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—	Amendment to Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program adopted February 10, 2010. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended June 30, 2009, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to consolidated financial statements.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 5, 2010	/s/ Bryce Blair

Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	/s/ Thomas J. Sargeant

Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)