Form 10-Q
period 2010-06-30
AVALONBAY COMMUNITIES INC
filed 2010-08-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
85,162,865 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2010

AVALONBAY COMMUNITIES, INC.
FORM 10-Q
INDEX

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6-30-10	12-31-09
	(unaudited)
ASSETS
Real estate:
Land	$1,294,929	$1,250,679
Buildings and improvements	6,213,711	5,988,330
Furniture, fixtures and equipment	194,434	186,301

	7,703,074	7,425,310
Less accumulated depreciation	(1,590,901)	(1,477,772)

Net operating real estate	6,112,173	5,947,538
Construction in progress, including land	492,156	531,299
Land held for development	237,529	237,095
Operating real estate assets held for sale, net	—	117,555

Total real estate, net	6,841,858	6,833,487

Cash and cash equivalents	373,721	105,691
Cash in escrow	188,267	210,676
Resident security deposits	21,787	23,646
Investments in unconsolidated real estate entities	71,467	74,570
Deferred financing costs, net	33,905	34,531
Deferred development costs	87,611	87,763
Prepaid expenses and other assets	86,228	87,241

Total assets	$7,704,844	$7,457,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,659,621	$1,658,029
Mortgage notes payable	2,288,913	2,316,843
Dividends payable	75,944	72,773
Payables for construction	43,443	49,623
Accrued expenses and other liabilities	228,314	233,029
Accrued interest payable	30,723	35,069
Resident security deposits	33,596	33,646
Liabilities related to real estate assets held for sale	—	2,669

Total liabilities	4,360,554	4,401,681

Redeemable noncontrolling interests	9,381	5,797

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2010 and December 31, 2009; zero shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2010 and December 31, 2009; 85,078,734 and 81,528,957 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	851	815
Additional paid-in capital	3,515,189	3,200,367
Accumulated earnings less dividends	(179,929)	(149,988)
Accumulated other comprehensive loss	(1,202)	(1,067)

Total stockholders’ equity	3,334,909	3,050,127

Total liabilities and stockholders’ equity	$7,704,844	$7,457,605

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Revenue:
Rental and other income	$218,784	$210,182	$432,522	$418,447
Management, development and other fees	1,684	2,077	3,533	3,545

Total revenue	220,468	212,259	436,055	421,992

Expenses:
Operating expenses, excluding property taxes	65,885	66,001	130,916	128,781
Property taxes	23,175	19,945	46,347	40,831
Interest expense, net	41,458	36,880	83,999	67,010
Gain on extinguishment of debt, net	—	—	—	(1,062)
Depreciation expense	57,479	51,174	113,574	101,247
General and administrative expense	4,041	5,390	12,936	12,637
Impairment loss — land holdings	—	20,302	—	20,302

Total expenses	192,038	199,692	387,772	369,746

Equity in income of unconsolidated entities	463	492	689	3,949

Income from continuing operations	28,893	13,059	48,972	56,195

Discontinued operations:
Income from discontinued operations	244	3,664	2,240	7,629
Gain on sale of communities	21,929	—	72,220	—

Total discontinued operations	22,173	3,664	74,460	7,629

Net income	51,066	16,723	123,432	63,824
Net loss attributable to redeemable noncontrolling interests	59	951	216	1,275

Net income attributable to common stockholders	$51,125	$17,674	$123,648	$65,099

Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(677)	421	(135)	797

Comprehensive income	$50,448	$18,095	$123,513	$65,896

Earnings per common share — basic:
Income from continuing operations attributable to common stockholders	$0.35	$0.17	$0.59	$0.72
Discontinued operations attributable to common stockholders	0.26	0.05	0.90	0.10

Net income attributable to common stockholders	$0.61	$0.22	$1.49	$0.82

Earnings per common share — diluted:
Income from continuing operations attributable to common stockholders	$0.35	$0.17	$0.59	$0.72
Discontinued operations attributable to common stockholders	0.26	0.05	0.90	0.10

Net income attributable to common stockholders	$0.61	$0.22	$1.49	$0.82

Dividends per common share:	$0.8925	$0.8925	$1.7850	$1.7850

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6-30-10	6-30-09
Cash flows from operating activities:
Net income	$123,432	$63,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	113,574	101,247
Depreciation expense from discontinued operations	—	5,130
Amortization of deferred financing costs and debt premium/discount	3,908	3,598
Amortization of stock-based compensation	3,409	3,638
Equity in loss (income) of unconsolidated entities, net of eliminations	120	(4,288)
Impairment loss — land holdings	—	20,302
Gain on sale of real estate assets	(72,220)	—
Gain on extinguishment of debt, net	—	(1,062)
Decrease (increase) in cash in operating escrows	1,185	(775)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	3,009	(5,843)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(4,693)	3,957

Net cash provided by operating activities	171,724	189,728

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(233,994)	(311,577)
Capital expenditures — existing real estate assets	(4,872)	(1,708)
Capital expenditures — non-real estate assets	(524)	(383)
Proceeds from sale of real estate, net of selling costs	187,587	—
Decrease in payables for construction	(6,180)	(9,100)
Decrease in cash in construction escrows	21,224	47,413
Decrease (increase) in investments in unconsolidated real estate entities	2,781	(702)

Net cash used in investing activities	(33,978)	(276,057)

Cash flows from financing activities:
Issuance of common stock	306,817	1,114
Dividends paid	(146,258)	(139,928)
Payments under unsecured credit facility	—	(124,000)
Issuance of mortgage notes payable and draws on construction loans	—	741,140
Repayments of mortgage notes payable	(27,930)	(27,774)
Repayment of unsecured notes	—	(206,173)
Payment of deferred financing costs	(2,218)	(7,727)
Redemption of units for cash by minority partners	—	(202)
Distributions to DownREIT partnership unitholders	(27)	(39)
Distributions to joint venture and profit-sharing partners	(100)	—

Net cash provided by financing activities	130,284	236,411

Net increase in cash and cash equivalents	268,030	150,082

Cash and cash equivalents, beginning of period	105,691	65,706

Cash and cash equivalents, end of period	$373,721	$215,788

Cash paid during the period for interest, net of amount capitalized	$78,009	$57,402

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):
During the six months ended June 30, 2010:
•	As described in Note 4, “Stockholders’ Equity,” 102,984 shares of common stock valued at $7,777 were issued in connection with stock grants, 3,609 shares valued at $308 were issued through the Company’s dividend reinvestment plan, 45,165 shares valued at $3,812 were withheld to satisfy employees’ tax withholding and other liabilities, 1,300 shares valued at $38 were forfeited, 61,055 shares valued at $3,322 were issued to members of the board of directors in fulfillment of deferred stock awards for a net value of $7,556. In addition, the Company granted 126,484 options for common stock at a value of $2,460.

•	The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $135 and recorded an increase to prepaid expenses and other assets of $1,412, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common dividends declared but not paid totaled $75,944.

•	The Company recorded an increase of $3,928 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value”.
During the six months ended June 30, 2009:
•	2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008, 169,851 shares of common stock valued at $8,360 were issued in connection with stock grants, 5,623 shares valued at $307 were issued through the Company’s dividend reinvestment plan, 30,612 shares valued at $1,327 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $147 were forfeited, for a net value of $146,251. In addition, the Company granted 344,801 options for common stock at a value of $2,252.
•	The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $797 to record the impact of the Company’s hedge accounting activity.

•	Common dividends declared but not paid totaled $71,346.

•	The Company recorded a decrease of $2,827 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•	In May 2009, the Company obtained $93,440 in variable rate tax-exempt bond financing related to a Development Right (as defined elsewhere in this Form 10-Q), the proceeds of which will be held in escrow until requisitioned for construction funding. This loan provides an option for the Company to request an additional construction loan of up to $83,560 subject to the lender’s discretion.

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
At June 30, 2010, the Company owned or held a direct or indirect ownership interest in 164 operating apartment communities containing 47,401 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,197 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in seven communities under construction that are expected to contain an aggregate of 2,509 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 28 communities that, if developed as expected, will contain an estimated 7,329 apartment homes.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Basic and diluted shares outstanding

Weighted average common shares — basic	83,517,908	79,662,223	82,583,638	79,210,349
Weighted average DownREIT units outstanding	15,351	15,888	15,351	17,648
Effect of dilutive securities	711,846	364,183	649,006	670,290

Weighted average common shares — diluted	84,245,105	80,042,294	83,247,995	79,898,287

Calculation of Earnings per Share — basic

Net income attributable to common stockholders	$51,125	$17,674	$123,648	$65,099
Net income allocated to unvested restricted shares	(143)	(56)	(368)	(206)

Net income attributable to common stockholders, adjusted	$50,982	$17,618	$123,280	$64,893

Weighted average common shares — basic	83,517,908	79,662,223	82,583,638	79,210,349

Earnings per common share — basic	$0.61	$0.22	$1.49	$0.82

Calculation of Earnings per Share — diluted

Net income attributable to common stockholders	$51,125	$17,674	$123,648	$65,099
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	14	14	27	39

Adjusted net income attributable to common stockholders	$51,139	$17,688	$123,675	$65,138

Weighted average common shares — diluted	84,245,105	80,042,294	83,247,995	79,898,287

Earnings per common share — diluted	$0.61	$0.22	$1.49	$0.82

Certain options to purchase shares of common stock in the amounts of 1,176,293 and 2,368,642 were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.
The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at June 30, 2010 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.4%. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2010 or 2009.
Abandoned Pursuit Costs and Impairment of Long-Lived Assets
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets for which the disposition did not occur, in the amounts of $443 and $2,281 for the three months ended June 30, 2010 and 2009, respectively and $947 and $3,375 for the six months ended June 30, 2010 and 2009, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and six months ended June 30, 2010. In the second quarter of 2009, the Company concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities previously in planning. As a result the Company recognized a charge of $20,302 related to the impairment of two land parcels for which the Company decided not to pursue development. The Company looked to third-party pricing estimates to determine the fair values of the land parcels considered to be impaired. Given the heterogeneous nature of multifamily real estate, the third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness), all of which are considered significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy. In 2009, the Company also recognized a charge for severance related costs associated with this reduction in planned development activity of approximately $2,000, reported as a component of general and administrative expense. However, as a result of improved economic conditions, the Company expects to increase its investment activity for the balance of 2010, allowing the Company to retain staff previously expected to depart. Therefore certain planned terminations are no longer expected to take place, resulting in a decline of $1,550 in accrued severance recorded as a reduction in general and administrative expenses in the three and six months ended June 30, 2010.
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
The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related. During the second quarter of 2010, the Company recognized receipt of settlement proceeds of $3,300 related to environmental contamination matters pursued by the Company. The Company reported $1,200 of these recoveries as a reduction in the legal and professional fees related to costs incurred in pursuit of the matters during 2010 and years prior as a component of general and administrative expense, with the remainder of the recovery reported as a reduction in the associated capitalized basis of the related communities.
In addition to the outstanding litigation described above, the Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of the Company’s business. While no assurances can be given, the Company does not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company’s operations.
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
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $9,655 and $13,677 for the three months ended June 30, 2010 and 2009, respectively and $19,491 and $26,045 for the six months ended June 30, 2010 and 2009, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of June 30, 2010 and December 31, 2009, are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2010 and December 31, 2009, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	6-30-10	12-31-09
Fixed rate unsecured notes (1)	$1,358,437	$1,358,257
Variable rate unsecured notes (2)	301,184	299,772
Fixed rate mortgage notes payable — conventional and tax-exempt	1,562,463	1,632,605
Variable rate mortgage notes payable — conventional and tax-exempt	726,450	684,238

Total notes payable and unsecured notes	3,948,534	3,974,872
Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,948,534	$3,974,872

(1)	Balances at June 30, 2010 and December 31, 2009 include $2,040 and $2,220 of debt discount.

(2)	Balances at June 30, 2010 and December 31, 2009 include $1,184 and ($228) for basis adjustments resulting from qualifying fair value hedging relationships.
The following debt activity occurred during the six months ended June 30, 2010:
•	In February 2010, the Company repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961 in advance of its March 2012 scheduled maturity date.

•	In March 2010, the Company repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226 in advance of its February 2025 scheduled maturity date.
In the aggregate, secured notes payable mature at various dates from October 2010 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,832,734 as of June 30, 2010). As of June 30, 2010, the Company has guaranteed approximately $409,256 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.0% at June 30, 2010 and 5.1% at December 31, 2009. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.4% at June 30, 2010 and 2.9% at December 31, 2009.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2010 are as follows:

				Stated interest
	Secured notes	Secured notes	Unsecured notes	rate of unsecured
Year	payments(1)	maturities	maturities	notes
2010	$2,520	$28,989	$14,576	7.500%
			75,000	7.317	%(2)

2011	10,776	36,610	39,900	6.625%
			150,000	5.946	%(2)

2012	14,034	108,224	201,601	6.125%
			104,400	5.500%
			75,000	4.377	%(2)

2013	14,876	264,697	100,000	4.950%

2014	15,769	33,100	150,000	5.375%

2015	14,725	365,130	—	—

2016	15,600	—	250,000	5.750%

2017	16,533	18,300	250,000	5.700%

2018	17,522	—	—	—

2019	2,588	699,529	—	—

Thereafter	110,707	498,684	250,000	6.100%

	$235,650	$2,053,263	$1,660,477

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

(2)	The weighted average interest rate for the swapped unsecured notes as of June 30, 2010.
The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays an annual facility fee of approximately $1,250. The Company did not have any amounts outstanding under the Credit Facility and had $57,076 outstanding in letters of credit as of June 30, 2010. At December 31, 2009, there were no amounts outstanding under the Credit Facility and $44,105 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.75% at June 30, 2010). The Credit Facility matures in November 2011, assuming exercise of a one-year renewal option which is at the sole discretion of the Company.
The Company was in compliance at June 30, 2010 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4. Stockholders’ Equity
The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2010:

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders’
	stock	capital	dividends	loss	equity
Balance at December 31, 2009	$815	$3,200,367	$(149,988)	$(1,067)	$3,050,127

Net income attributable to common stockholders	—	—	123,648	—	123,648
Unrealized loss on cash flow hedges	—	—	—	(135)	(135)
Change in redemption value of redeemable noncontrolling interest	—	—	(3,928)	—	(3,928)
Dividends declared to common stockholders	—	—	(149,737)	—	(149,737)
Issuance of common stock, net of withholdings	36	306,484	76	—	306,596
Amortization of deferred compensation	—	8,338	—	—	8,338

Balance at June 30, 2010	$851	$3,515,189	$(179,929)	$(1,202)	$3,334,909

During the six months ended June 30, 2010, the Company:
(i)	issued 3,003,504 shares of common stock through public offerings;

(ii)	issued 425,090 shares of common stock in connection with stock options exercised;

(iii)	issued 3,609 common shares through the Company’s dividend reinvestment plan;

(iv)	issued 102,984 common shares in connection with stock grants;

(v)	issued 61,055 shares to a retiring member of the Board of Directors in fulfillment of deferred stock awards;

(vi)	withheld 45,165 common shares to satisfy employees’ tax withholding and other liabilities; and

(vii)	redeemed 1,300 shares of restricted common stock upon forfeiture.
In addition, the Company granted 126,484 options for common stock to employees. Any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2010 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010, and will not be reflected until earned as compensation cost.
In August 2009, the Company commenced a continuous equity program (the “CEP”), under which the Company was authorized up to $400,000 of its common stock until August 2012. During the three and six months ended June 30, 2010, the Company sold 2,111,819 and 3,003,504 shares under this program at an average sales price of $100.68 and $95.76 per share, for net proceeds of $209,428 and $283,298, respectively. In July 2010, the Company completed the currently-registered amount of sales under the program, selling $400,000 of common stock cumulatively through July 2010. See Note 12, “Subsequent Events”.

5. Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at June 30, 2010, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated	Cash Flow	Fair Value
	Hedges	Hedges	Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps
Notional balance	$109,847	$151,963	$300,000
Weighted average interest rate (1)	1.5%	2.6%	5.9%
Weighted average capped interest rate	6.9%	5.0%	N/A
Earliest maturity date	Apr-11	Jun-12	Dec-10
Latest maturity date	Mar-14	Jun-15	Jan-12
Estimated fair value, asset/(liability)	$39	$632	$1,184

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges, five derivatives designated as fair value hedges and five derivatives not designated as hedges at June 30, 2010. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the six months ended June 30, 2010, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease in other comprehensive income of $135 and an increase of $797 during the six months ended June 30, 2010 and 2009, respectively. The amount reclassified into earnings for the six months ended June 30, 2010, as well as the estimated amount included in accumulated other comprehensive income as of June 30, 2010, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges, the Company has recorded an increase in the fair value of $1,184 with the derivatives fair value reported as a component of prepaid expenses and other assets, with the associated gain as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2010.
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

6. Investments in Real Estate Entities
As of June 30, 2010, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 50%. There were no changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the six months ended June 30, 2010.
Detail of the real estate and associated funding underlying the Company’s unconsolidated investments is presented in the following table (unaudited).

		Company	# of	Total	Debt
		Ownership	Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments		Percentage	Homes	Cost (1)	Amount (2)	Type	Rate (3)	Date
Fund I
1.	Avalon at Redondo Beach — Los Angeles, CA		105	$24,622	$21,033	Fixed	4.87%	Oct 2011
2.	Avalon Lakeside — Chicago, IL		204	18,304	12,056	Fixed	5.74%	Mar 2012
3.	Avalon Columbia — Baltimore, MD		170	29,366	22,275	Fixed	5.48%	Apr 2012
4.	Avalon Sunset — Los Angeles, CA		82	20,903	12,750	Fixed	5.41%	Mar 2014
5.	Avalon at Poplar Creek — Chicago, IL		196	28,093	16,500	Fixed	4.83%	Oct 2012
6.	Avalon at Civic Center — Norwalk, CA		192	42,756	27,001	Fixed	5.38%	Aug 2013
7.	Avalon Paseo Place — Fremont, CA		134	24,832	11,800	Fixed	5.74%	Nov 2013
8.	Avalon at Yerba Buena — San Francisco, CA		160	66,791	41,500	Fixed	5.88%	Mar 2014
9.	Avalon at Aberdeen Station — Aberdeen, NJ		290	58,300	39,842	Fixed	5.64%	Sep 2013
10.	The Springs — Corona, CA		320	48,392	26,000	Fixed	6.06%	Oct 2014
11.	Avalon Lombard — Lombard, IL		256	35,319	17,243	Fixed	5.43%	Jan 2014
12.	Avalon Cedar Place — Columbia, MD		156	24,439	12,000	Fixed	5.68%	Feb 2014
13.	Avalon Centerpoint — Baltimore, MD		392	79,606	45,000	Fixed	5.74%	Dec 2013

14.	Middlesex Crossing — Billerica, MA		252	38,062	24,100	Fixed	5.49%	Dec 2013
15.	Avalon Crystal Hill — Ponoma, NY		168	38,606	24,500	Fixed	5.43%	Dec 2013
16.	Avalon Skyway — San Jose, CA		348	78,179	37,500	Fixed	6.11%	Mar 2014
17.	Avalon Rutherford Station — East Rutherford, NJ		108	36,794	19,943	Fixed	6.13%	Sep 2016
18.	South Hills Apartments — West Covina, CA		85	24,756	11,761	Fixed	5.92%	Oct 2013
19.	Weymouth Place — Weymouth, MA		211	25,298	13,455	Fixed	5.12%	Mar 2015

	Total Fund I	15.2%	3,829	$743,418	$436,259		5.6%

Fund II
1.	Avalon Bellevue Park — Bellevue, WA		220	$33,852	$21,515	Fixed	5.52%	Jun 2019
2.	The Hermitage — Fairfax, VA		491	71,815	42,600	Fixed	5.26%	May 2017
3.	Avalon Rothbury — Gaithersburg, MD		203	31,259	18,750	Variable	2.94%	Jun 2017
	Fund II corporate debt		N/A	N/A	1,500	Variable	2.85%	2010(4)

	Total Fund II	31.3%	914	$136,926	$84,365		4.8%

Other Operating Joint Ventures
1.	Avalon Chrystie Place I — New York, NY (5)	20.0%	361	$135,325	$117,000	Variable	0.97%	Nov 2036
2.	Avalon at Mission Bay North II — San Francisco, CA (6)	25.0%	313	124,014	105,000	Fixed	6.02%	Dec 2015
3.	Avalon Del Rey — Los Angeles, CA	30.0%	309	70,037	45,506	Variable	3.69%	Apr 2016
Other Development Joint Ventures
1.	Aria at Hathorne — Danvers, MA (6) (7)	50.0%	64	N/A	1,860	Variable	4.19%	Jun 2010 (8)

	Total Other Joint Ventures		1,047	$329,376	$269,366		3.4%

	Total Unconsolidated Investments		5,790	$1,209,720	$789,990		4.8%

(1)	Represents total capitalized cost as of June 30, 2010.

(2)	The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt.

(4)	As of June 30, 2010, these borrowings are drawn under an unsecured credit facility maturing in December 2011, assuming exercise of a one-year extension option.

(5)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

(6)	The Company has contributed land at a stepped up basis as its only capital contribution to this development.

(7)	After the venture makes certain threshold distributions to the Company, the Company receives 50% of all further distributions.

(8)	The loan for this venture matured in June 2010. As of June 30, 2010, the amounts under this borrowing have not been repaid. The venture is negotiating an extension or refinancing of the amounts outstanding. The lender has not to date declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although the Company bears no responsibility to repay the amounts outstanding, the Company has the right to cure any event of default by the venture.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	6-30-10	12-31-09
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,098,125	$1,065,328
Other assets	41,046	39,502

Total assets	$1,139,171	$1,104,830

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$789,990	$758,487
Other liabilities	20,400	19,669
Partners’ capital	328,781	326,674

Total liabilities and partners’ capital	$1,139,171	$1,104,830

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-10	6-30-09	6-30-10	6-30-09
Rental and other income	$27,510	$26,613	$54,543	$51,769
Operating and other expenses	(12,363)	(13,727)	(25,791)	(25,583)
Interest expense, net	(9,894)	(9,279)	(19,383)	(18,181)
Depreciation expense	(8,937)	(8,222)	(17,918)	(16,028)

Net loss	$(3,684)	$(4,615)	$(8,549)	$(8,023)

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $10,846 at June 30, 2010 and $11,047 at December 31, 2009 of the respective investment balances.
As part of the formation of the AvalonBay Value Added Fund, LP (“Fund I”) and the AvalonBay Value Added Fund II, LP (“Fund II”), the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures. These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500 for Fund I and approximately $1,470 for Fund II as of June 30, 2010). As of June 30, 2010, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of June 30, 2010, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of June 30, 2010.
7. Real Estate Disposition Activities
During the three months ended June 30, 2010, the Company sold one community, Avalon on the Sound in New Rochelle, New York. Avalon on the Sound was developed by the Company in 2001 as a joint venture in which the Company held a 25% interest. The Company purchased its partner’s 75% interest in 2005 and sold the entire community in the second quarter of 2010 for $107,500. This disposition resulted in a gain in accordance with GAAP of approximately $19,584. The Company retains ownership of Avalon on the Sound East, a 588 home apartment community adjacent to Avalon on the Sound. As of June 30, 2010, the Company did not have any communities that qualified as held for sale.

As disclosed in the Company’s first quarter 2010 Form 10-Q, in April 2010, the Company settled a lawsuit relating to the Company’s former Avalon Wynhaven community, which was sold in 2008. In conjunction with the settlement the Company made payments to the homeowners association and an indemnification payment to the buyer of Avalon Wynhaven in the aggregate of approximately $1,350. The Company previously had deferred recognition of $3,272 from the gain in disposition related to these costs. In the second quarter of 2010, the Company recognized the remainder of the deferred gain as part of gain on sale of communities in the Condensed Consolidated Statements of Operations and Other Comprehensive Income.
The operations for any real estate assets sold from January 1, 2009 through June 30, 2010 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.
The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Rental income	$548	$9,885	$3,750	$19,831
Operating and other expenses	(304)	(3,153)	(1,510)	(6,389)
Interest expense, net	—	(505)	—	(683)
Depreciation expense	—	(2,563)	—	(5,130)

Income from discontinued operations	$244	$3,664	$2,240	$7,629

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
The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segments’ performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.
A reconciliation of NOI to net income for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Net income	$51,066	$16,723	$123,432	$63,824
Indirect operating expenses, net of corporate income	7,849	7,362	15,080	15,936
Investments and investment management expense	1,047	907	2,086	1,822
Expensed development and other pursuit costs	443	2,281	947	3,375
Interest expense, net	41,458	36,880	83,999	67,010
Gain on extinguishment of debt, net	—	—	—	(1,062)
General and administrative expense	4,041	5,390	12,936	12,637
Equity in income of unconsolidated entities	(463)	(492)	(689)	(3,949)
Depreciation expense	57,479	51,174	113,574	101,247
Impairment loss — land holdings	—	20,302	—	20,302
Gain on sale of real estate assets	(21,929)	—	(72,220)	—
Income from discontinued operations	(244)	(3,664)	(2,240)	(7,629)

Net operating income	$140,747	$136,863	$276,905	$273,513

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three and six months ended June 30, 2010 and 2009 have been adjusted for the communities that were sold from January 1, 2009 through June 30, 2010, or otherwise qualify as discontinued operations as of June 30, 2010, as described in Note 7, “Real Estate Disposition Activities”.

	For the three months ended				For the six months ended
	Total		% NOI change	Gross	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)	revenue	NOI	from prior year	real estate (1)
For the period ended June 30, 2010

Established
New England	$35,654	$22,300	(2.3%)	$1,094,054	$70,847	$43,944	(3.4%)	$1,094,054
Metro NY/NJ	45,287	30,589	(4.5%)	1,389,706	89,677	60,096	(4.0%)	1,389,706
Mid-Atlantic/Midwest	29,931	18,665	0.7%	751,070	59,322	36,211	(2.4%)	751,070
Pacific Northwest	6,614	4,249	(14.1%)	239,836	13,231	8,675	(14.5%)	239,836
Northern California	29,537	20,245	(7.2%)	1,109,337	58,952	40,403	(11.0%)	1,109,337
Southern California	14,686	9,431	(7.8%)	467,668	29,459	19,137	(8.8%)	467,668

Total Established	161,709	105,479	(4.4%)	5,051,671	321,488	208,466	(6.0%)	5,051,671

Other Stabilized	30,006	18,146	N/A	1,558,293	58,924	35,014	N/A	1,558,293
Development / Redevelopment	27,069	17,122	N/A	1,497,779	52,110	33,425	N/A	1,497,779
Land Held for Future Development	N/A	N/A	N/A	237,529	N/A	N/A	N/A	237,529
Non-allocated (2)	1,684	N/A	N/A	87,487	3,533	N/A	N/A	87,487

Total	$220,468	$140,747	2.8%	$8,432,759	$436,055	$276,905	1.2%	$8,432,759

For the period ended June 30, 2009

Established
New England	$30,712	$19,366	(8.6%)	$857,417	$61,353	$38,629	(5.9%)	$857,417
Metro NY/NJ	39,408	27,308	(3.7%)	1,047,187	78,948	53,588	(3.8%)	1,047,187
Mid-Atlantic/Midwest	30,519	18,954	(4.2%)	774,189	61,048	38,109	(2.7%)	774,189
Pacific Northwest	7,172	4,959	(6.8%)	238,554	14,554	10,173	(3.3%)	238,554
Northern California	24,975	18,161	(5.1%)	855,406	50,831	37,589	(1.8%)	855,406
Southern California	15,776	10,906	(8.6%)	426,653	31,891	22,252	(7.1%)	426,653

Total Established	148,562	99,654	(5.7%)	4,199,406	298,625	200,340	(4.0%)	4,199,406

Other Stabilized	31,760	20,268	N/A	1,428,158	62,757	40,078	N/A	1,428,158
Development / Redevelopment	29,860	16,941	N/A	2,039,259	57,065	33,095	N/A	2,039,259
Land Held for Future Development	N/A	N/A	N/A	225,634	N/A	N/A	N/A	225,634
Non-allocated (2)	2,077	N/A	N/A	62,976	3,545	N/A	N/A	62,976

Total	$212,259	$136,863	0.7%	$7,955,433	$421,992	$273,513	3.3%	$7,955,433

(1)	Does not include gross real estate assets held for sale of $0 and $325,009 as of June 30, 2010 and 2009, respectively.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Stock-Based Compensation Plans
Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows:

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2009	—	$—	2,836,254	$80.76
Exercised	—	—	(425,090)	55.87
Granted	126,484	74.20	—	—
Forfeited	—	—	(33,626)	99.45

Options Outstanding, June 30, 2010	126,484	$74.20	2,377,538	$84.95

Options Exercisable June 30, 2010	—	N/A	2,027,198	$88.81

The weighted average fair value of the options granted under the 2009 Plan during the six months ended June 30, 2010 is estimated at $19.45 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 43.00%, risk-free interest rate of 3.15% and an expected life of approximately seven years.
At June 30, 2010, the Company had 234,226 outstanding unvested shares granted under restricted stock awards. The Company issued 102,984 shares of restricted stock valued at $7,777 as part of its stock-based compensation plan during the six months ended June 30, 2010. Restricted stock vesting during the six months ended June 30, 2010 totaled 113,398 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $9,467 and $10,103 for the six months ended June 30, 2010 and 2009, respectively.
Total employee stock-based compensation cost recognized in income was $5,166 and $6,212 for the six months ended June 30, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $2,592 and $3,095 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was a total of $2,461 and $7,804 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.92 years and 2.52 years, respectively.
Deferred Stock Performance Plan
The total cost recognized in earnings in connection with the multi-year performance plan implemented by the Company in 2008 was $853 and $876 for the six months ended June 30, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $466 and $498 for the six months ended June 30, 2010 and 2009, respectively.
10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $1,684 and $2,077 in the three months ended June 30, 2010 and 2009, respectively and $3,533 and $3,545 for the six months ended June 30, 2010 and 2009, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $2,558 and $2,811 as of June 30, 2010 and 2009, respectively.

Director Compensation
The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $219 and $433 for the three and six months ended June 30, 2010 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $687 and $365 on June 30, 2010 and December 31, 2009, respectively.
11. Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at June 30, 2010 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Redeemable Noncontrolling Interests
•	Puts — The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. One Put is payable in cash or, at the Company’s option, common stock of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The Company applies discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2009, the Puts’ aggregate fair value was $4,101. At June 30, 2010, the aggregate fair value of the Puts was $7,512.

•	DownREIT units — The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2009, the fair value of the DownREIT units was $1,260. At June 30, 2010, the fair value of the DownREIT units was $1,433.

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
The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $3,949,390 and $3,977,320 had an estimated aggregate fair value of $4,114,870 and $4,052,817 at June 30, 2010 and December 31, 2009, respectively.
12. Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the following for disclosure.
In July 2010, the Company completed the currently registered offering of the Company’s common stock under the CEP, selling 76,700 shares at an average price of $100.41 per share for net proceeds of $7,586. From program inception in August 2009 through completion of the currently registered offering, the Company sold 4,585,105 shares at an average price of $87.24 for net proceeds of $393,993.

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
Second Quarter 2010 Highlights
•	Net income attributable to common stockholders for the quarter ended June 30, 2010 was $51,125,000, as compared to $17,674,000 for the quarter ended June 30, 2009, an increase of 189.3%. The increase is attributable primarily to asset impairments reported in 2009, with no comparable write-downs in 2010, coupled with the gain on an asset sale in the second quarter 2010 with no dispositions in the prior year period.

•	Our Established Community portfolio experienced a 4.4% decrease in NOI over the comparable period of 2009, comprised of a 2.1% decrease in rental revenue and an increase in operating expenses of 2.5%. Sequential rental revenue increased by 1.3% as compared to the first quarter 2010.
Financial Outlook
Our portfolio results reflect sequential rental revenue growth, continued higher occupancy levels and lower turnover. We expect sequential quarterly revenue growth to continue for the balance of 2010, with year-over-year revenue growth beginning in the second half of 2010. The current positive trend in the multi-family sector looks to be supported by the continued decline in the homeownership rate, as well as an increase in the proportion of the population having a higher propensity to rent. Further improvement in revenue growth and operating fundamentals will be driven by home ownership trends, demographic trends, as well as the timing and magnitude of employment growth.

At June 30, 2010, seven communities were under construction with a total projected capitalized cost of approximately $843,100,000. As of June 30, 2010, approximately $679,100,000 of the capital for this development was invested, with $164,000,000 remaining to invest. We have obtained $39,900,000 of this required funding through financing from secured tax-exempt and taxable debt. In addition to the development community we started in the first quarter of 2010, in July 2010, we started construction of three development communities containing 395 apartment homes at an aggregate total capitalized cost of $106,300,000. As previously disclosed, we still expect to start $600,000,000 in new development in 2010, with our combined development under way and in planning currently at $3,091,100,000. We expect increased development activity in the second half of 2010, enabling us to deliver assets into expected favorable market conditions in 2011 and 2012 .
At June 30, 2010, there were seven communities under redevelopment, with an expected investment of approximately $89,000,000, excluding costs incurred prior to the start of redevelopment, with $34,400,000 remaining to be invested. We expect to increase our current level of redevelopment activity through the end of 2010, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and ensure that our assets are positioned to outperform as the economy fully recovers.
At present, cash on hand and available capital from our Credit Facility are sufficient to provide the capital necessary to fund our development and redevelopment activities for the balance of 2010. We believe that the strength of our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing), provides us with adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.
While we continue to grow principally through our demonstrated core competency of developing wholly owned assets, we also acquire interests in additional assets, primarily through our investment in two private discretionary investment funds.
We established Fund I and Fund II (collectively “the Funds”) to engage in acquisition programs through discretionary investment funds. We believe this investment format provides the following attributes: (i) this format provides third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) the use of a discretionary investment fund structure provides additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) this format provides visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly owned portfolio.
One of our wholly owned subsidiaries is the general partner of Fund I and we have invested approximately $44,000,000 net of distributions, in Fund I, representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,259,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate.
Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000. Fund II can employ leverage of up to 65%, allowing for a total investment capacity of approximately $1,100,000,000, and has a term that expires in August 2018, plus two one-year extension options. Fund II now serves as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. Subsidiaries of Fund II have three loans secured by individual assets with amounts outstanding in the aggregate of $84,365,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from May 2017 to June 2019. These mortgage loans are secured by the underlying real estate.

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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:
•	Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended June 30, 2010, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2009, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•	Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•	Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed either $5,000,000 or 10% of the community’s pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates.
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
We currently lease our corporate headquarters located in Arlington, Virginia, under a ten-year operating lease. In addition, we currently own approximately 60,000 square feet of office space in Alexandria, Virginia, which formerly served as our corporate office. We are exploring alternatives to lease or sell our former office space in Alexandria, Virginia. All other regional and administrative offices are leased under operating leases.

As of June 30, 2010, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes
Current Communities

Established Communities:
New England	25	6,442
Metro NY/NJ	21	6,908
Mid-Atlantic/Midwest	15	5,944
Pacific Northwest	8	1,943
Northern California	20	5,975
Southern California	12	3,460

Total Established	101	30,672

Other Stabilized Communities:
New England	9	2,169
Metro NY/NJ	9	2,423
Mid-Atlantic/Midwest	12	3,368
Pacific Northwest	4	1,021
Northern California	8	2,145
Southern California	13	3,130
Total Other Stabilized	55	14,256

Lease-Up Communities	1	276

Redevelopment Communities	7	2,197

Total Current Communities	164	47,401

Development Communities	7	2,509

Development Rights	28	7,329

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2010 and 2009 follows (dollars in thousands):

	For the three months ended				For the six months ended
	6-30-10	6-30-09	$ Change	% Change	6-30-10	6-30-09	$ Change	% Change
Revenue:
Rental and other income	$218,784	$210,182	$8,602	4.1%	$432,522	$418,447	$14,075	3.4%
Management, development and other fees	1,684	2,077	(393)	(18.9%)	3,533	3,545	(12)	(0.3%)

Total revenue	220,468	212,259	8,209	3.9%	436,055	421,992	14,063	3.3%

Expenses:
Direct property operating expenses,
excluding property taxes	55,133	53,179	1,954	3.7%	109,567	103,906	5,661	5.4%
Property taxes	23,175	19,945	3,230	16.2%	46,347	40,831	5,516	13.5%

Total community operating expenses	78,308	73,124	5,184	7.1%	155,914	144,737	11,177	7.7%

Corporate-level property management and other indirect operating expenses	9,262	9,634	(372)	(3.9%)	18,316	19,678	(1,362)	(6.9%)
Investments and investment management expense	1,047	907	140	15.4%	2,086	1,822	264	14.5%
Expensed development and other pursuit costs	443	2,281	(1,838)	(80.6%)	947	3,375	(2,428)	(71.9%)
Interest expense, net	41,458	36,880	4,578	12.4%	83,999	67,010	16,989	25.4%
Gain on extinguishment of debt, net	—	—	N/A	N/A	—	(1,062)	1,062	(100.0%)
Depreciation expense	57,479	51,174	6,305	12.3%	113,574	101,247	12,327	12.2%
General and administrative expense	4,041	5,390	(1,349)	(25.0%)	12,936	12,637	299	2.4%
Impairment loss	—	20,302	(20,302)	(100.0%)	—	20,302	(20,302)	(100.0%)

Total other expenses	113,730	126,568	(12,838)	(10.1%)	231,858	225,009	6,849	3.0%

Equity in income of unconsolidated entities	463	492	(29)	(5.9%)	689	3,949	(3,260)	(82.6%)

Income from continuing operations	28,893	13,059	15,834	121.2%	48,972	56,195	(7,223)	(12.9%)

Discontinued operations:
Income from discontinued operations	244	3,664	(3,420)	(93.3%)	2,240	7,629	(5,389)	(70.6%)
Gain on sale of communities	21,929	—	21,929	100.0%	72,220	—	72,220	100.0%

Total discontinued operations	22,173	3,664	18,509	505.2%	74,460	7,629	66,831	876.0%

Net income	51,066	16,723	34,343	205.4%	123,432	63,824	59,608	93.4%
Net loss attributable to redeemable noncontrolling interests	59	951	(892)	(93.8%)	216	1,275	(1,059)	(83.1%)

Net income attributable to common stockholders	$51,125	$17,674	$33,451	189.3%	$123,648	$65,099	$58,549	89.9%

Net income attributable to common stockholders increased $33,451,000 or 189.3%, to $51,125,000 for the three months ended June 30, 2010 and increased $58,549,000 or 89.9% to $123,648,000 for the six months ended June 30, 2010. The increases are due primarily to asset impairments reported in 2009, with no comparable impairments in 2010, as well as the gain on sale of an operating community in the second quarter 2010, with no sales in the prior year period.
NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, impairment loss on land holdings, gain on sale of real estate assets and income from discontinued operations.
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the three and six months ended June 30, 2010 and 2009 to net income for each period, are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Net income	$51,066	$16,723	$123,432	$63,824
Indirect operating expenses, net of corporate income	7,849	7,362	15,080	15,936
Investments and investment management expense	1,047	907	2,086	1,822
Expensed development and other pursuit costs	443	2,281	947	3,375
Interest expense, net	41,458	36,880	83,999	67,010
Gain on extinguishment of debt, net	—	—	—	(1,062)
General and administrative expense	4,041	5,390	12,936	12,637
Equity in income of unconsolidated entities	(463)	(492)	(689)	(3,949)
Depreciation expense	57,479	51,174	113,574	101,247
Impairment loss — land holdings	—	20,302	—	20,302
Gain on sale of real estate assets	(21,929)	—	(72,220)	—
Income from discontinued operations	(244)	(3,664)	(2,240)	(7,629)

Net operating income	$140,747	$136,863	$276,905	$273,513

The NOI changes for the three and six months ended June 30, 2010, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	For the three months ended	For the six months ended
	6-30-10	6-30-09
Established Communities	$(4,890)	$(13,304)

Other Stabilized Communities	7,808	16,836

Development and Redevelopment Communities	966	(140)

Total	$3,884	$3,392

The NOI decrease in Established Communities in the second quarter and year to date 2010 as compared to the prior year periods was largely due to rental revenue declines, coupled with increases in community operating expenses. For the balance of 2010, we expect year-over-year rental revenue to continue to decline at a decreasing rate, and eventually transition to year-over-year growth. We anticipate continued improvement in rental rates, with continued sequential quarterly rental rate growth and strong but moderate occupancy levels.
Rental and other income increased in the three and six months ended June 30, 2010 as compared to the prior year period due to additional rental income generated from newly developed communities and increased occupancy in our Established Communities, offset somewhat by decreased rental rates for our Established Communities.
Overall Portfolio — The weighted average number of occupied apartment homes increased to 40,002 apartment homes for the six months ended June 30, 2010 as compared to 39,265 homes for the prior year period. This increase is primarily due to homes available from newly developed communities and increased occupancy levels, offset partially by communities sold during 2009 and 2010. The weighted average monthly revenue per occupied apartment home decreased to $1,799 for the six months ended June 30, 2010 as compared to $1,855 in the prior year period.
Established Communities — Rental revenue decreased $3,463,000, or 2.1%, for the three months ended June 30, 2010 from the prior year period. Rental revenue decreased $10,390,000, or 3.1%, for the six months ended June 30, 2010 over the prior year period. The decreases are due to lower rental rates, offset by an increase in the average economic occupancy. Economic occupancy increased by 1.1% from 95.2% to 96.3% for the six months ended June 30, 2010. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. For the six months ended June 30, 2010, the weighted average monthly revenue per occupied apartment home decreased 4.2% to $1,813 compared to $1,892 in the prior year period.

We experienced decreases in Established Communities’ rental revenue in all six of our regions for the six months ended June 30, 2010 as compared to the prior year period, although these decreases were less than we had anticipated. In the discussion below, sequential revenue growth represents growth in revenue between the first and second quarter of 2010. Information regarding rental revenue for each of our six regions is discussed in more detail below.
The Metro New York/New Jersey region, which accounted for 27.9% of Established Community rental revenue for the six months ended June 30, 2010, experienced a decrease in rental revenue of 2.0% as compared to the prior year period. Average rental rates decreased 3.1% to $2,238, and economic occupancy increased 1.1% to 96.5% for the six months ended June 30, 2010. Among our regions, the New York metro area posted the strongest sequential rental revenue growth during the second quarter of 2010, with 2.2% growth. We believe rental revenue growth will continue trending positive during the second half of 2010, supported by the early signs of recovery in New York’s economy.
The New England region accounted for 22.0% of the Established Community rental revenue for the six months ended June 30, 2010 and experienced a rental revenue decrease of 1.3% over the prior year period. Average rental rates decreased 2.6% to $1,903 and economic occupancy increased 1.3% to 96.3% for the six months ended June 30, 2010, as compared to the prior year period. In Boston, reduced deliveries of new rental supply and a relatively stable employment base resulted in sequential growth in rental revenue of 0.9% during the second quarter of 2010. Fairfield-New Haven, with sequential rental revenue growth of 2.0% during the second quarter of 2010, has benefited from the improvement in the financial sector, due to this market’s proximity to New York City.
The Mid-Atlantic/Midwest region, which represented 18.5% of Established Community rental revenue for the six months ended June 30, 2010, experienced a decrease in rental revenue of 0.3% over the prior year period. Average rental rates decreased by 0.4% to $1,727, while economic occupancy increased 0.1% to 96.3% for the six months ended June 30, 2010 as compared to the prior year period. Apartment demand in this region continues to benefit from the impact of increased government spending and government services employment, which is less prone to recessionary pressures compared to other regions, resulting in sequential quarterly rental revenue growth of 1.8%. Absorption of newly completed apartments is helping reduce competitive supply in many submarkets.
Northern California accounted for 18.3% of the Established Community rental revenue for the six months ended June 30, 2010 and experienced a rental revenue decrease of 7.3% over the prior year period. Average rental rates decreased 8.3% to $1,704 and economic occupancy increased 1.0% to 96.5% for the six months ended June 30, 2010 as compared to the prior year period. Based in part on improving conditions in technology and tourism, we expect improved renter demand in the near-term, but the impact is expected to be uneven among the region’s three major metro areas.
Southern California accounted for 9.2% of the Established Community rental revenue for the six months ended June 30, 2010 and experienced a rental revenue decrease of 5.0% over the prior year period. Average rental rates decreased 7.2% to $1,484, and economic occupancy increased 2.2% to 95.6% for the six months ended June 30, 2010. We expect this region’s economic recovery to lag other regions due primarily to a disproportionate level of employment concentrated in the mortgage lending industry.
The Pacific Northwest region accounted for 4.1% of the Established Community rental revenue for the six months ended June 30, 2010 and experienced a rental revenue decrease of 9.1% over the prior year period. Average rental rates decreased 10.8% to $1,183 and economic occupancy increased by 1.7% to 95.8% for the six months ended June 30, 2010. Metropolitan Seattle has experienced net positive job gains during the first half of 2010. While we expect a recovery in job growth ahead of other markets, the pace of improvement in apartment fundamentals will depend on absorption of new supply in certain submarkets.

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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Rental revenue (GAAP basis)	$161,641	$165,104	$321,280	$331,670
Concessions amortized	1,146	2,724	2,746	5,632
Concessions granted	(475)	(2,567)	(1,069)	(4,775)

Rental revenue adjusted to state concessions on a cash basis	$162,312	$165,261	$322,957	$332,527

Year-over-year % change — GAAP revenue		(2.1%)		(3.1%)

Year-over-year % change — cash concession based revenue		(1.8%)		(2.9%)
Management, development and other fees decreased $393,000, or 18.9%, for the three months ended June 30, 2010 and $12,000, or 0.3% for the six months ended June 30, 2010 as compared to the prior year periods. The decrease for the three months ended June 30, 2010 was due primarily to decreased asset management fees from Fund II, which effective March 2010 transitioned from a minimum base fee for the start up period, to a fee based on invested capital.
Direct property operating expenses, excluding property taxes increased $1,954,000, or 3.7% for the three months ended June 30, 2010 and $5,661,000, or 5.4% for the six months ended June 30, 2010 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes.
For Established Communities, direct property operating expenses, excluding property taxes, decreased $298,000, or 0.8% to $38,936,000 for the three months ended June 30, 2010, and increased approximately $850,000, or 1.1% to $78,342,000 for the six months ended June 30, 2010, as compared to the prior year periods. The decrease for the three months ended June 30, 2010 is due to decreased bad debt expense, favorable utilities costs and a decrease in insurance costs over the prior year period. The increase for the six months ended June 30, 2010 is due primarily to the adverse impact of severe winter weather (snow removal) and related increased community maintenance costs, offset partially by a decrease in insurance and utility related expenses.
Property taxes increased $3,230,000, or 16.2% and $5,516,000, or 13.5% for the three and six months ended June 30, 2010, due to the addition of newly developed and redeveloped apartment homes and a large refund received for one community in New York in 2009, with no comparable receipts in 2010. Property tax increases are often impacted by the size and timing of successful tax appeals.
For Established Communities, property taxes increased by $1,682,000, or 10.8% and $2,083,000 or 6.4% for the three and six months ended June 30, 2010 over the prior year periods, due primarily to a large refund received for one community in New York in 2009. The impact of the economic recession has not been reflected in all current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. In regions where current assessments have been reduced, tax rates have increased to provide consistent amounts of revenue to the taxing authorities. Therefore, we expect property taxes to continue to increase for the balance of 2010 over 2009. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13).

We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.
Corporate-level property management and other indirect operating expenses decreased by $372,000, or 3.9% and $1,362,000 or 6.9% for the three and six months ended June 30, 2010 over the prior year periods. These decreases are due primarily to decreases in compensation costs, coupled with the timing of costs related to corporate initiatives.
Expensed development and other pursuit costs primarily reflect the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. Expensed development and other pursuit costs decreased during the three and six months ended June 30, 2010 as compared to the prior year periods, due to decreases in abandoned development pursuits. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.
Interest expense, net increased $4,578,000, or 12.4% and $16,989,000 or 25.4% for the three and six months ended June 30, 2010 over the prior year periods. This category includes interest costs offset by interest capitalized and interest income. The increase for the three and six months ended June 30, 2010 is due primarily to interest expense from additional secured debt outstanding, as well as a decrease in the amount of interest cost allocated to capitalized interest in 2010 as compared to the prior year, offset partially by a decrease in interest expense from lower amounts of unsecured notes in 2010 as compared to 2009.
Gain on extinguishment of debt, net reflects the impact of our debt repurchase activity for payments above or below the carrying basis. The net gain in the six months ended June 30, 2009 is due to the gain recognized from our January 2009 tender offer.
Depreciation expense increased $6,305,000 or 12.3% and $12,327,000, or 12.2% in the three and six months ended June 30, 2010 primarily due to the net increase in assets from the completion of development and redevelopment activities.
General and administrative expense (“G&A”) decreased $1,349,000, or 25.0% and increased $299,000, or 2.4% for the three and six months ended June 30, 2010 as compared to the prior year periods. The decrease for the three months ended June 30, 2010 is due primarily to a reduction in previously recorded separation costs, as well as the receipt of proceeds from the settlement of certain legal matters.
Impairment loss decreased for the three and six months ended June 30, 2010 from the prior year periods due to the recognition of an impairment charge on property owned associated with two former Development Rights in 2009, with no comparable expense in 2010. We are not aware of any additional impairments present in our inventory of land, or other development ventures. However, our focus on value creation through the development of new apartment communities, coupled with a large development pipeline, presents a risk that could result in future impairment charges, as these costs can be volatile, varying significantly from period to period, particularly in periods of economic downturn or when there is limited access to capital.
Equity in income of unconsolidated entities for the three and six months ended June 30, 2010 decreased $29,000, or 5.9% and $3,260,000, or 82.6% from the prior year periods due primarily to the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place in the first quarter of 2009.
Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2009 through June 30, 2010. This income decreased for the three and six months ended June 30, 2010 due to communities disposed from January 1, 2009 through June 30, 2010.
Gain on sale of communities increased for the three and six months ended June 30, 2010 as compared to the prior year periods as a result of dispositions in the six months ended June 30, 2010 with no comparable activity in the six months ended June 30, 2009. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

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
The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-10	6-30-09	6-30-10	6-30-09
Net income attributable to common stockholders	$51,125	$17,674	$123,648	$65,099
Depreciation — real estate assets, including discontinued operations and joint venture adjustments	58,593	54,126	115,605	107,651
Distributions to noncontrolling interests, including discontinued operations	14	14	27	39
Gain on sale of operating communities	(21,929)	—	(72,220)	—

FFO attributable to common stockholders	$87,803	$71,814	$167,060	$172,789

Weighted average common shares outstanding — diluted	84,245,105	80,042,294	83,247,995	79,898,287
EPS per common share — diluted	$0.61	$0.22	$1.49	$0.82

FFO per common share — diluted	$1.04	$0.90	$2.01	$2.16

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

	For the three months ended		For the six months ended

	6-30-10	6-30-09	6-30-10	6-30-09

Net cash provided by operating activities	$102,841	$98,907	$171,724	$189,728

Net cash provided by (used in) investing activities	$2,065	$(146,376)	$(33,978)	$(276,057)

Net cash (used in) provided by financing activities	$145,518	$172,922	$130,284	$236,411

Liquidity and Capital Resources
We believe our principal short-term liquidity needs are to fund:
•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistic pre-payments;

•	normal recurring operating expenses; and

•	capital calls for Fund II, as required.
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
During the second quarter of 2010 we saw the continued availability of capital on cost effective terms. We accessed the capital markets through the CEP, raising $209,428,000 in net proceeds. In July 2010, we reached the maximum amount of sales registered for sale under the program, having raised $393,993,000 in net proceeds since its inception in August 2009. We also sold one apartment community providing net proceeds of $106,252,000. For the balance of 2010, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility (as defined elsewhere in this form 10-Q), secured financings, and other public or private sources of liquidity, as well as our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At June 30, 2010, we have unrestricted cash, cash equivalents and cash in escrow of $561,988,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.
Unrestricted cash and cash equivalents totaled $373,721,000 at June 30, 2010, an increase of $268,030,000 from $105,691,000 at December 31, 2009. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities decreased to $171,724,000 for the six months ended June 30, 2010 from $189,728,000 for the six months ended June 30, 2009. The change was driven primarily by the increase in interest costs and timing of corporate payables.
Investing Activities — Net cash used in investing activities of $33,978 for the six months ended June 30, 2010 related to investments in assets through development and redevelopment. During the six months ended June 30, 2010, we invested $239,390,000 in the development of the following real estate and capital expenditures:
•	We invested approximately $233,994,000 in the development of communities.

•	We had capital expenditures of $5,396,000 for real estate and non-real estate assets.
These amounts are partially offset by the proceeds from the disposition of real estate of $187,587,000, and draws on construction escrows of $21,224,000.

Financing Activities — Net cash provided by financing activities totaled $130,284,000 for the six months ended June 30, 2010. The net cash provided is due primarily to $306,817,000 received from the issuance of common stock, primarily through the CEP we initiated in August 2009, partially offset by the payment of cash dividends in the amount of $146,258,000 and $27,930,000 for the repayment of secured notes.
Variable Rate Unsecured Credit Facility
We currently have a $1,000,000,000 revolving variable rate Credit Facility with a syndicate of commercial banks that expires in November 2011 (assuming our exercise of a one-year renewal option). We expect to exercise this option in the second half of 2010 at a cost of approximately $1,000,000. We pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on LIBOR, our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.70% on July 30, 2010). At July 30, 2010, there were no amounts outstanding on the Credit Facility, $65,702,000 was used to provide letters of credit, and $934,298,000 was available for borrowing under the Credit Facility.
We expect to refinance the Credit Facility prior to the November 2011 expiration. While credit market conditions continue to improve from the difficult environment seen in 2008 and 2009, we cannot at this time determine how the refinanced terms will compare to the current terms.
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
We were in compliance with these covenants at June 30, 2010.
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
Continuous Equity Program (CEP)
In August 2009, we commenced the CEP, under which we were authorized to sell up to $400,000,000 of our common stock. During the three months ended June 30, 2010, and year to date through July 30, 2010, we sold 2,111,819 and 3,080,204 shares at an average price of $100.68 and $95.88 per share for net proceeds of $209,428,000 and $290,884,000, respectively, exhausting the currently-registered amount of sales under the CEP. From program inception in August 2009 through the end of the currently-registered offering, we sold 4,585,105 shares at an average price of $87.24 for net proceeds of $393,993,000.

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
Future Financing and Capital Needs — Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment similar to those recognized in 2008 and 2009. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities or draws on our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.
The following financing activity occurred during the six months ended June 30, 2010:
•	we repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961,000 in advance of its March 2012 scheduled maturity date; and

•	we repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226,000 in advance of its February 2025 scheduled maturity date.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2010 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-09	6-30-10		2010	2011	2012	2013	2014	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	—	Mar-2012	$13,961	$—		$—	$—	$—	$—	$—	$—
Avalon at Symphony Glen	5.17%	Jul-2024	9,780	9,780		—	—	—	—	—	9,780
Avalon at Lexington	—	Feb-2025	11,226	—		—	—	—	—	—	—
Avalon Campbell	—	Jun-2025	29,881	—	(2)	—	—	—	—	—	—
Avalon Pacifica	—	Jun-2025	13,554	—	(2)	—	—	—	—	—	—
Avalon Fields	7.79%	May-2027	9,714	9,569		150	316	339	364	390	8,010
Avalon Oaks	7.49%	Feb-2041	16,794	16,717		80	168	180	193	207	15,889
Avalon Oaks West	7.54%	Apr-2043	16,661	16,592		72	152	162	173	185	15,848
Avalon at Chestnut Hill	6.15%	Oct-2047	41,501	41,328		177	368	388	409	432	39,554

			163,072	93,986		479	1,004	1,069	1,139	1,214	89,081
Variable rate (3)
Avalon Burbank	2.06%	Oct-2010	29,387	28,989		28,989	—	—	—	—	—
Waterford	1.15%	Jul-2014	33,100	33,100	(4)	—	—	—	—	33,100	—
Avalon at Mountain View	1.20%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.42%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.37%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	1.66%	Jun-2025	8,919	38,800	(2)	—	—	—	—	—	38,800
Avalon Pacifica	1.68%	Jun-2025	4,046	17,600	(2)	—	—	—	—	—	17,600
Bowery Place I	3.21%	Nov-2037	93,800	93,800		—	—	—	—	—	93,800
Bowery Place II	4.58%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.68%	Jul-2040	45,000	45,000	(5)	—	—	—	—	—	45,000
Morningside Park	3.91%	Nov-2040	100,000	100,000	(5)	—	—	—	—	—	100,000
West Chelsea	0.18%	May-2012	93,440	93,440	(5)	—	—	93,440	—	—	—
Avalon Walnut Creek	2.97%	Mar-2046	116,000	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.94%	Mar-2046	10,000	10,000	(5)	—	—	—	—	—	10,000

			628,927	671,964		28,989	—	93,440	—	33,100	516,435
Conventional loans (6)
Fixed rate
$200 Million unsecured notes	7.67%	Dec-2010	14,576	14,576		14,576	—	—	—	—	—
$300 Million unsecured notes	6.79%	Sep-2011	39,900	39,900		—	39,900	—	—	—	—
$250 Million unsecured notes	5.74%	Jan-2012	104,400	104,400		—	—	104,400	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		—	—	201,601	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	—	100,000	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	—	150,000	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,578	7,460		121	7,339	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	6,045	5,954		92	193	204	216	229	5,020
Avalon Orchards	7.78%	Jul-2033	19,011	18,847		169	357	382	409	438	17,092
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	—	—	170,125	—	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		—	—	—	94,572	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	—	—	110,600
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	—	—	150,000
Avalon Darien	6.22%	Nov-2015	51,172	50,866		354	702	746	793	843	47,428
Avalon Greyrock Place	6.12%	Nov-2015	61,690	61,313		434	861	914	971	1,031	57,102
Avalon Commons	6.10%	Jan-2019	55,100	55,100		—	693	734	779	826	52,068
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130	21,130		—	183	285	301	319	20,042
Avalon Gates	5.92%	May-2019	41,321	41,321		—	357	557	589	624	39,194
Avalon at Stamford Harbor	5.92%	May-2019	65,695	65,695		—	568	885	937	992	62,313
Avalon Freehold	5.94%	May-2019	36,630	36,630		—	317	493	522	553	34,745
Avalon Run East II	5.94%	May-2019	39,250	39,250		—	339	529	560	592	37,230
Avalon Gardens	6.05%	May-2019	66,237	66,237		—	572	892	945	1,000	62,828
Avalon Edgewater	6.10%	May-2019	78,565	78,565		—	679	1,058	1,120	1,186	74,522
Avalon Foxhall	6.05%	May-2019	59,010	59,010		—	510	795	841	891	55,973
Avalon Gallery Place I	6.05%	May-2019	45,850	45,850		—	396	618	654	692	43,490
Avalon Traville	5.91%	May-2019	77,700	77,700		—	672	1,047	1,108	1,173	73,700
Avalon Bellevue	5.91%	May-2019	26,698	26,698		—	231	360	381	403	25,323
Avalon on the Alameda	5.90%	May-2019	53,980	53,980		—	467	727	770	815	51,201
Avalon Mission Bay North	5.90%	May-2019	73,269	73,269		—	633	987	1,045	1,106	69,498
Avalon Woburn	5.90%	May-2019	55,805	55,805		—	482	752	796	842	52,933

			2,830,010	2,828,954		15,746	56,451	318,966	378,434	164,555	1,894,802

Variable rate (3) (6)
Avalon at Crane Brook	2.19%	Mar-2011	30,440	29,870	(4)	599	29,271	—	—	—	—
Avalon at Bedford Center	1.82%	May-2012	15,871	15,616	(4)	272	560	14,784	—	—	—
Avalon Walnut Creek	3.11%	Mar-2046	9,000	9,000	(5)	—	—	—	—	—	9,000
$200 Million unsecured notes	7.32%	Dec-2010	75,000	75,000	(7)	75,000	—	—	—	—	—
$300 Million unsecured notes	5.95%	Sep-2011	100,000	100,000	(7)	—	100,000	—	—	—	—
$50 Million unsecured notes	5.95%	Sep-2011	50,000	50,000	(7)	—	50,000	—	—	—	—
$250 Million unsecured notes	4.38%	Jan-2012	75,000	75,000	(7)	—	—	75,000	—	—	—

			355,311	354,486		75,871	179,831	89,784	—	—	9,000

Total indebtedness — excluding unsecured credit facility			$3,977,320	$3,949,390		$121,085	$237,286	$503,259	$379,573	$198,869	$2,509,318

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Variable rate, tax-exempt debt for which the interest rate on a portion of this debt was effectively fixed through an interest rate swap agreement through the maturity of the swap in early June 2010. Concurrent with the maturity of the interest rate swap, we executed an interest rate cap limiting the maximum interest rate paid on the portion of the debt hedged. The entire outstanding balance has therefore been presented as variable rate financing beginning June 30, 2010.

(3)	Variable rates are given as of June 30, 2010.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	Represents full amount of the debt as of June 30, 2010. Actual amounts drawn on the debt as of June 30, 2010 are $47,074 for Bowery Place II, $44,804 for Avalon Acton, $89,019 for Morningside Park, $84,697 for Walnut Creek, and $0 for West Chelsea.

(6)	Balances outstanding represent total amounts due at maturity, and are not net of $856 and $2,448 of debt discount and basis adjustments associated with the unsecured notes as of June 30, 2010 and December 31, 2009, respectively, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we executed $300,000 of interest rate swaps allowing us to effectively convert $300,000 principal of our fixed rate unsecured notes to floating rate debt.
Future Financing and Capital Needs — Portfolio and Other Activity
As of June 30, 2010, we had seven wholly owned communities under construction, for which a total estimated cost of $164,000,000 remained to be invested. We also had seven wholly owned communities under reconstruction, for which a total estimated cost of $34,400,000 remained to be invested. In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2010. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, fund development costs related to pursuing Development Rights, and make equity contributions to Fund II, will be funded from:
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
•	CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of June 30, 2010, were not significant. As a result we have not recorded any obligation associated with these guarantees at June 30, 2010.

•	Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $436,259,000, with varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of June 30, 2010). As of June 30, 2010, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2010.

•	As of June 30, 2010, subsidiaries of Fund II have three loans secured by individual assets with amounts outstanding in the aggregate of $82,865,000 with varying maturity dates (or dates after which the loans can be prepaid), ranging from June 2017 to June 2019. During the three months ended June 30, 2010, two subsidiaries of Fund II each obtained a separate fixed rate secured note, one for $42,600,000 with a 5.26% fixed interest rate with a maturity of May 2017 and the other for $18,750,000 with a variable interest rate with a maturity of June 2016. As of June 30, 2010, Fund II also has $1,500,000 outstanding under a credit facility that matures in December 2011 assuming the exercise of a one year extension by Fund II. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is payable by Fund II and is secured by capital commitments. We have not guaranteed, beyond our proportionate share of capital commitments supporting the credit facility of Fund II, the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $1,470,000 as of June 30, 2010). As of June 30, 2010, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2010.

•	Each individual mortgage loan of Fund I or Fund II was made to a special purpose, single asset subsidiary of the Funds. Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the respective fund could also have obligations with respect to the mortgage loan. In no event do the mortgage loans provide for recourse against investors in the Funds, including against us or our wholly owned subsidiaries that invest in the Funds. Similarly, in no event are investors in Fund II obligated with respect to the credit facility for Fund II except with respect to their capital commitment to Fund II. A default by a fund or a fund subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-fund subsidiaries or affiliates. If either the Funds or a subsidiary of one of the Funds were unable to meet its obligations under a loan, the value of our investment in that fund would likely decline and we might also be more likely to be obligated under the guarantee we provided to one of the fund partners in each fund as described above. If either of the Funds or a subsidiary of one of the Funds were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support the fund through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a fund asset).

In the future, in the event either of the Funds were unable to meet their obligations under a loan, we cannot predict at this time whether we would provide any voluntary support, or take any other action, as any such action would depend on a variety of factors, including the amount of support required and the possibility that such support could enhance the return of either of the Funds and/or our returns by providing time for performance to improve.

•	MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•	Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,506,000 maturing in April 2016. The variable rate loan had an interest rate of 3.69% at June 30, 2010. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•	Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing for-sale town homes in Danvers, Massachusetts. The LLC has a variable rate loan for $1,860,000 at an interest rate of 4.19% that matured in June 2010. As of June 30, 2010, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. The lender has not to date declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although we bear no responsibility to repay the amounts outstanding, we have the right to cure any event of default by the venture.

•	In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions. At June 30, 2010, we have an outstanding commitment to purchase the remaining land for approximately $51,500,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2010.
Development Communities
As of June 30, 2010, we had seven Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,509 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $843,100,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy(2)	completion	stabilization(3)
1	Avalon Fort Greene New York, NY	631	$305.4	Q4 2007	Q4 2009	Q4 2010	Q2 2011
2	Avalon Walnut Creek (4) Walnut Creek, CA	422	151.7	Q3 2008	Q2 2010	Q1 2011	Q3 2011
3	Avalon Norwalk Norwalk, CT	311	85.4	Q3 2008	Q2 2010	Q2 2011	Q4 2011
4	Avalon Towers Bellevue Bellevue, WA	397	126.1	Q4 2008	Q2 2010	Q2 2011	Q4 2011
5	Avalon Northborough II Northborough, MA	219	35.7	Q4 2009	Q1 2010	Q4 2010	Q2 2011
6	Avalon at West Long Branch West Long Branch, NJ	180	28.1	Q4 2009	Q3 2010	Q1 2011	Q3 2011
7	Avalon Rockville Centre Rockville Centre, NY	349	110.7	Q1 2010	Q3 2011	Q3 2012	Q1 2013

	Total	2,509	$843.1

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	This community is being financed in part by third-party, tax-exempt and taxable debt.

Redevelopment Communities
As of June 30, 2010, there were seven communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $89,000,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing the level of our redevelopment activity related to communities in our current operating portfolio for the remainder of 2010. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity. The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost(1)	start	completion	operations(2)
1.	Avalon at Diamond Heights San Francisco, CA	154	25.3	30.6	Q4 2007	Q4 2010	Q2 2011
2.	Avalon Burbank	400	71.0	94.4	Q3 2008	Q3 2010	Q1 2011
	Burbank, CA
3.	Avalon Pleasanton	456	63.0	80.9	Q2 2009	Q4 2011	Q2 2012
	Pleasanton, CA
4.	Avalon Princeton Junction	512	30.2	49.9	Q2 2009	Q1 2012	Q3 2012
	West Windsor, NJ
5.	Avalon at Cedar Ridge	195	27.7	33.8	Q3 2009	Q4 2010	Q2 2011
	Daly City, CA
6.	Avalon Warm Springs	235	36.5	44.0	Q4 2009	Q1 2011	Q3 2011
	Fremont, CA
7.	Avalon Summit	245	17.7	26.8	Q2 2010	Q4 2011	Q2 2012
	Quincy, MA

	Total (3)	2,197	$271.4	$360.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	The Company commenced the redevelopment of Avalon at Prudential Center in Boston, MA and Crowne Ridge in San Rafael, CA during the second quarter 2010 for an estimated total capitalized cost of $35.4 million. The redevelopment of these communities is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations, including occupancy, or the expected future level of rental revenue. These communities are therefore included in the Established Community portfolio and not classified as Redevelopment Communities.
Development Rights
At June 30, 2010, we had $237,529,000 in acquisition and related capitalized costs for land parcels we own, and $87,611,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 7,329 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
For 12 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the remaining 16 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

For these 28 Development Rights we intend to develop approximately 7,329 apartment homes. The cumulative capitalized costs for land held for development as of June 30, 2010, includes $176,582,000 in original land acquisition costs. We also have $51,500,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q. The original land acquisition cost per home, including our obligation under the Commitment, ranged from $12,000 per home in Connecticut to $133,000 per home in New York City. In addition, the land for a Development Right that we control under a 99-year land lease agreement is subject to future minimum rental amounts of $6,500,000 per year.
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
You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
		number	cost
	Location	of homes	($ millions) (1)
1.	Seattle, WA	204	$57
2.	Wilton, CT	100	31
3.	Plymouth, MA Phase II	91	18
4.	Greenburgh, NY Phase II	444	120
5.	Lynnwood, WA Phase II	82	18
6.	North Bergen, NJ	164	47
7.	Tysons Corner, VA I	354	80
8.	San Francisco, CA	173	65
9.	Wood-Ridge, NJ Phase I	266	60
10.	Cohasset, MA	220	52
11.	New York, NY Phase I	396	169
12.	Boston, MA	180	97
13.	Garden City, NY	160	51
14.	Andover, MA	115	27
15.	Shelton, CT	200	41
16.	Wood-Ridge, NJ Phase II	140	32
17.	Brooklyn, NY	861	443
18.	Dublin, CA Phase II	486	145
19.	Stratford, CT	130	25
20.	Huntington Station, NY	424	100
21.	Tysons Corner, VA II	338	87
22.	Ocean Township, NJ	309	57
23.	New York, NY Phase II	295	142
24.	Seattle, WA II	272	81
25.	Roselle Park, NJ	249	54
26.	Rockville, MD	240	57
27.	Ossining, NY	210	44
28.	Hackensack, NJ	226	48

	Total	7,329	$2,248

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $112,900,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.
i) The land that we originally acquired for future development has an original cost of $151,986,000, and a current value of $90,499,000, and is comprised of nine parcels originally intended for the development of approximately 2,900 apartment homes. The current carrying value of these land parcels reflects impairment charges of $61,487,000 incurred in prior periods.
ii) The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $22,402,000, which reflects impairment charges of $12,166,000 incurred in prior periods.
We believe that the current carrying value of $112,900,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.
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
In August 2010, we renewed our general liability policy and worker’s compensation coverage for a one year term, and experienced an increase in the premium on these policies of approximately 3%, which for the worker’s compensation coverage primarily reflects increased volume at a slightly lower rate and for the general liability coverage reflects a marginal rate increase. For both policies, there were no material changes in the coverage.
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
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:
•	we may fail to secure development opportunities due to an inability to reach agreements with third-parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•	we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

•	construction costs of a community may exceed our original estimates;

•	we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•	financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•	our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•	we may be unsuccessful in our management of Fund I, Fund II or the REIT vehicles that are used with each respective Fund; and

•	we may be unsuccessful in managing changes in our portfolio composition.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As previously reported, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture (CVP I, LLC) in which it has an interest that owns Avalon Chrystie Place. The lawsuit alleges that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the Fair Housing Act. The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which for more than 20 years has been New York City’s code regulating the accessible design and construction of apartments. After the filing of its answer and affirmative defenses, during the fourth quarter of 2009 the plaintiff served the Company with discovery requests relating to communities owned by the Company nationwide. The Company objected to these discovery requests as being overly broad, as the plaintiff’s complaint made factual allegations with regard to Avalon Chrystie Place only. A magistrate judge agreed with the Company and limited discovery to Avalon Chrystie Place. The plaintiff is appealing the magistrate judge’s ruling. Due to the preliminary nature of the Department of Justice matter, including whether the scope of their suit will be extended to other properties, we cannot predict or determine the outcome of that matter, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision or settlement.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

				(d)
				Maximum Dollar
			(c)	Amount that May
	(a)		Total Number of	Yet be Purchased
	Total Number		Shares Purchased	Under the Plans or
	of Shares	(b)	as Part of Publicly	Programs
	Purchased	Average Price	Announced Plans	(in thousands)
Period	(1)	Paid per Share	or Programs	(2)
April 1— April 30, 2010	156	$90.48	—	$200,000
May 1— May 31, 2010	6,049	$104.37	—	$200,000
June 1— June 30, 2010	—	—	—	$200,000
(1)	Reflects shares surrendered to the Company in connection with vesting of restricted stock or exercise of stock options as payment of taxes or as payment of exercise price.

(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts remaining under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on March 1, 2010.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

Exhibit No.		Description
4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—	Amended and Restated Deferred Compensation Plan adopted June 28, 2010. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to consolidated financial statements.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AVALONBAY COMMUNITIES, INC.

Date: August 6, 2010	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer (Principal Financial Officer)