Form 10-Q
period 2010-09-30
AVALONBAY COMMUNITIES INC
filed 2010-11-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☒           No ☐

Indicate by check mark whether the Exchange registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

85,284,504 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2010

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9-30-10	12-31-09
	(unaudited)
ASSETS
Real estate:
Land	$1,330,289	$1,249,236
Buildings and improvements	6,409,618	5,980,423
Furniture, fixtures and equipment	197,586	185,395
	7,937,493	7,415,054
Less accumulated depreciation	(1,650,905)	(1,474,147)
Net operating real estate	6,286,588	5,940,907
Construction in progress, including land	402,721	531,299
Land held for development	228,496	237,095
Operating real estate assets held for sale, net	6,265	124,186
Total real estate, net	6,924,070	6,833,487

Cash and cash equivalents	229,111	105,691
Cash in escrow	178,030	210,676
Resident security deposits	22,605	23,646
Investments in unconsolidated real estate entities	93,770	74,570
Deferred financing costs, net	32,006	34,531
Deferred development costs	81,124	87,763
Prepaid expenses and other assets	113,686	87,241
Total assets	$7,674,402	$7,457,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured notes, net	$1,660,480	$1,658,029
Mortgage notes payable	2,287,410	2,316,843
Dividends payable	76,127	72,773
Payables for construction	37,706	49,623
Accrued expenses and other liabilities	241,875	232,964
Accrued interest payable	22,377	35,069
Resident security deposits	33,966	33,646
Liabilities related to real estate assets held for sale	--	2,734
Total liabilities	4,359,941	4,401,681

Redeemable noncontrolling interests	10,630	5,797

Stockholders' equity:
Common stock, $0.01 par value; 140,000,000 shares authorized at both
September 30, 2010 and December 31, 2009; 85,284,865 and 81,528,957 shares
issued and outstanding at September 30, 2010 and December 31, 2009, respectively	853	815
Noncontrolling interest	4,812	--
Additional paid-in capital	3,532,451	3,200,367
Accumulated earnings less dividends	(232,770)	(149,988)
Accumulated other comprehensive loss	(1,515)	(1,067)
Total stockholders' equity	3,303,831	3,050,127

Total liabilities and stockholders' equity	$7,674,402	$7,457,605

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09
Revenue:
Rental and other income	$225,783	$213,165	$658,040	$631,392
Management, development and other fees	1,800	1,878	5,334	5,423
Total revenue	227,583	215,043	663,374	636,815

Expenses:
Operating expenses, excluding property taxes	69,848	66,693	200,575	195,226
Property taxes	23,402	21,093	69,695	61,871
Interest expense, net	44,262	41,205	128,260	108,215
Gain on extinguishment of debt, net	--	--	--	(1,062)
Depreciation expense	58,628	52,987	171,956	153,992
General and administrative expense	7,039	5,750	19,975	18,388
Impairment loss - land holdings	--	--	--	20,302
Total expenses	203,179	187,728	590,461	556,932

Equity in income (loss) of unconsolidated entities	(325)	190	364	4,139
Gain on sale of land	--	241	--	241

Income from continuing operations	24,079	27,746	73,277	84,263

Discontinued operations:
Income (loss) from discontinued operations	(99)	3,685	1,917	10,991
Gain on sale of communities	--	26,670	72,220	26,670
Total discontinued operations	(99)	30,355	74,137	37,661

Net income	23,980	58,101	147,414	121,924
Net (income) loss attributable to noncontrolling interests	674	53	890	1,329

Net income attributable to common stockholders	$24,654	$58,154	$148,304	$123,253

Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(314)	521	(448)	1,318
Comprehensive income	$24,340	$58,675	$147,856	$124,571

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$0.29	$0.34	$0.88	$1.08
Discontinued operations attributable to common stockholders	--	0.38	0.89	0.47

Net income attributable to common stockholders	$0.29	$0.72	$1.77	$1.55

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$0.29	$0.34	$0.88	$1.07
Discontinued operations attributable to common stockholders	--	0.38	0.88	0.47

Net income attributable to common stockholders	$0.29	$0.72	$1.76	$1.54

Dividends per common share:	$0.8925	$0.8925	$2.6775	$2.6775

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9-30-10	9-30-09

Cash flows from operating activities:
Net income	$147,414	$121,924
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation expense	171,956	153,992
Depreciation expense from discontinued operations	371	7,701
Amortization of deferred financing costs and debt premium/discount	5,944	5,422
Amortization of stock-based compensation	4,536	4,887
Equity in income of unconsolidated entities and noncontrolling
interests, net of eliminations	852	(3,992)
Impairment loss - land holdings	--	20,302
Gain on sale of real estate assets	(72,220)	(26,911)
Gain on extinguishment of debt, net	--	(1,062)
Increase in cash in operating escrows	(294)	(2,699)
Increase in resident security deposits, prepaid expenses and other assets	(25,221)	(17,711)
Increase in accrued expenses, other liabilities and accrued interest payable	1,041	11,125
Net cash provided by operating activities	234,379	272,978

Cash flows from investing activities:
Development/redevelopment of real estate assets including
land acquisitions and deferred development costs	(330,251)	(444,892)
Capital expenditures - existing real estate assets	(9,683)	(4,112)
Capital expenditures - non-real estate assets	(517)	(699)
Proceeds from sale of real estate, net of selling costs	186,058	67,893
Decrease in payables for construction	(11,917)	(14,742)
Decrease in cash in construction escrows	32,940	66,492
Acquisition of mortgage note	(24,000)	--
Decrease (increase) in investments in unconsolidated real estate entities	(20,977)	382
Net cash used in investing activities	(178,347)	(329,678)

Cash flows from financing activities:
Issuance of common stock	322,257	102,442
Dividends paid	(222,081)	(211,269)
Payments under unsecured credit facility	--	(124,000)
Issuance of mortgage notes payable and draws on construction loans	--	741,140
Repayments of mortgage notes payable	(29,433)	(29,516)
Issuance of unsecured notes	--	499,372
Repayment of unsecured notes	--	(420,936)
Payment of deferred financing costs	(3,149)	(11,635)
Redemption of units for cash by minority partners	--	(202)
Distributions to DownREIT partnership unitholders	(42)	(39)
Distributions to joint venture and profit-sharing partners	(164)	--
Net cash provided by financing activities	67,388	545,357

Net increase in cash and cash equivalents	123,420	488,657

Cash and cash equivalents, beginning of period	105,691	65,678

Cash and cash equivalents, end of period	$229,111	$554,335

Cash paid during the period for interest, net of amount capitalized	$125,190	$101,059

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the nine months ended September 30, 2010:

●
As described in Note 4, “Stockholders’ Equity,” 102,984 shares of common stock valued at $7,777 were issued in connection with stock grants; 4,716 shares valued at $419 were issued through the Company’s dividend reinvestment plan; 46,852 shares valued at $3,990 were withheld to satisfy employees’ tax withholding and other liabilities; 1,300 shares valued at $39 were forfeited and 61,055 shares valued at $3,322 were issued to members of the board of directors in fulfillment of deferred stock awards for a net value of $7,489. In addition, the Company granted 126,484 options for common stock at a value of $2,460.

●
25 units of limited partnership, valued at $3, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

●
The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $448 and recorded an increase to prepaid expenses and other assets of $2,181, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

●	Common dividends declared but not paid totaled $76,127.

●
The Company recorded an increase of $5,305 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value”.

●	The Company recognized $4,812 in noncontrolling interest in conjunction with the consolidation of a Fund I subsidiary. See Note 6, “Investments in Real Estate Entities” for further discussion.

During the nine months ended September 30, 2009:

●
2,624,641 shares of common stock valued at $139,058 were issued as part of the special dividend declared in the fourth quarter of 2008; 169,851 shares of common stock valued at $8,360 were issued in connection with stock grants; 9,201 shares valued at $505 were issued through the Company’s dividend reinvestment plan; 33,006 shares valued at $1,502 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $147 were forfeited, for a net value of $146,274.  In addition, the Company granted 344,801 options for common stock at a value of $2,252.

●	The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $1,318 to record the impact of the Company’s hedge accounting activity.

●	Common dividends declared but not paid totaled $72,595.

●
The Company recorded a decrease of $4,745 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

●
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

At September 30, 2010, the Company owned or held a direct or indirect ownership interest in 167 operating apartment communities containing 49,061 apartment homes in ten states and the District of Columbia, of which seven communities containing 2,361 apartment homes were under reconstruction.  In addition, the Company owned or held a direct or indirect ownership interest in 12 communities under construction that are expected to contain an aggregate of 3,429 apartment homes when completed.  The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 24 communities that, if developed as expected, will contain an estimated 6,984 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations.  These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.  Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09
Basic and diluted shares outstanding

Weighted average common shares - basic	84,968,804	80,132,409	83,385,833	79,521,277

Weighted average DownREIT units outstanding	15,346	15,351	15,349	16,874

Effect of dilutive securities	784,546	461,517	728,712	631,942

Weighted average common shares - diluted	85,768,696	80,609,277	84,129,894	80,170,093

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$24,654	$58,154	$148,304	$123,253
Net income allocated to unvested restricted shares	(68)	(182)	(429)	(389)
Net income attributable to common stockholders, adjusted	$24,586	$57,972	$147,875	$122,864

Weighted average common shares - basic	84,968,804	80,132,409	83,385,833	79,521,277

Earnings per common share - basic	$0.29	$0.72	$1.77	$1.55

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$24,654	$58,154	$148,304	$123,253
Add: noncontrolling interests of DownREIT unitholders in
consolidated partnerships, including discontinued operations	14	14	41	52

Adjusted net income attributable to common stockholders	$24,668	$58,168	$148,345	$123,305

Weighted average common shares - diluted	85,768,696	80,609,277	84,129,894	80,170,093

Earnings per common share - diluted	$0.29	$0.72	$1.76	$1.54

Certain options to purchase shares of common stock in the amounts of 1,039,724 and 2,023,878 were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at September 30, 2010 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.4%. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2010 or 2009.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets for which the disposition did not occur, in the amounts of $737 and $1,721 for the three months ended September 30, 2010 and 2009, respectively and $1,685 and $5,096 for the nine months ended September 30, 2010 and 2009, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and nine months ended September 30, 2010. In the second quarter of 2009, the Company concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities previously in planning.  As a result the Company recognized a charge of $20,302 related to the impairment of two land parcels for which the Company decided not to pursue development. The Company looked to third-party pricing estimates to determine the fair values of the land parcels considered to be impaired. Given the heterogeneous nature of multifamily real estate, the third-party values incorporated significant unobservable inputs, including the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness).  Accordingly, the third-party values are classified as Level 3 prices in the fair value hierarchy. In 2009, the Company also recognized a charge for severance related costs associated with this reduction in planned development activity of approximately $2,000, reported as a component of general and administrative expense. However, as a result of improved economic conditions, the Company has increased its investment activity, allowing the Company to retain staff previously expected to depart. Therefore, certain planned terminations are no longer expected to take place, resulting in a decline of $1,550 in accrued severance recorded as a reduction in general and administrative expenses in the nine months ended September 30, 2010.

Legal and Other Contingencies

As previously reported, on August 13, 2008 the U.S. Attorney’s Office for the Southern District of New York filed a civil lawsuit against the Company and the joint venture in which it has an interest that owns Avalon Chrystie Place.  The lawsuit alleged that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the Fair Housing Act (“FHA”).  Without admitting or denying liability, the Company settled the outstanding claims under this matter in October 2010.  The Company does not expect that the settlement and its fulfillment of settlement terms will have a material impact to its financial position or results of operations.  Refer to Note 12, Subsequent Events.

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related.  During the nine months ended September 30, 2010, the Company recognized receipt of settlement proceeds of $3,300 related to environmental contamination matters pursued by the Company.  The Company reported $1,200 of these recoveries as a reduction in the legal and professional fees related to costs incurred in pursuit of the matters during 2010 and years prior as a component of general and administrative expense, with the remainder of the recovery reported as a reduction in the associated capitalized basis of the related communities.

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of the Company’s business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company’s operations.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $7,774 and $11,878 for the three months ended September 30, 2010 and 2009, respectively and $27,265 and $37,923 for the nine months ended September 30, 2010 and 2009, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of September 30, 2010 and December 31, 2009, are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2010 and December 31, 2009, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	9-30-10	12-31-09

Fixed rate unsecured notes(1)	$1,360,477	$1,360,477
Variable rate unsecured notes(1)	300,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt	1,661,705	1,632,605
Variable rate mortgage notes payable - conventional and tax-exempt	625,705	684,238

Total notes payable and unsecured notes	3,947,887	3,977,320

Credit Facility	--	--

Total mortgage notes payable, unsecured notes and Credit Facility	$3,947,887	$3,977,320

(1)
Balances at September 30, 2010 and December 31, 2009 exclude $1,950 and $2,220 respectively of debt discount, and $1,953 and ($228) respectively for basis adjustments, as reflected in unsecured notes on the Company's Condensed Consolidated Balance sheets.

The following debt activity occurred during the nine months ended September 30, 2010:

●	In February 2010, the Company repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961 in advance of its March 2012 scheduled maturity date.
●	In March 2010, the Company repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226 in advance of its February 2025 scheduled maturity date.

In the aggregate, secured notes payable mature at various dates from October 2010 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,827,153 as of September 30, 2010).  As of September 30, 2010, the Company has guaranteed approximately $278,728 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% at September 30, 2010 and 5.9% at December 31, 2009. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.2% at September 30, 2010 and 1.9% at December 31, 2009.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2010 are as follows:

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2010	$1,325	$28,989	$14,576	7.500%
			75,000	7.072%	(2)

2011	10,776	36,425	39,900	6.625%
			150,000	5.701%	(2)

2012	14,034	108,101	201,601	6.125%
			104,400	5.500%
			75,000	4.600%	(2)

2013	14,876	264,697	100,000	4.950%

2014	15,769	33,100	150,000	5.375%

2015	14,725	365,130	--	--

2016	15,600	--	250,000	5.750%

2017	16,533	18,300	250,000	5.700%

2018	17,522	--	--	--

2019	2,588	699,529	--	--

Thereafter	110,707	498,684	250,000	6.100%

	$234,455	$2,052,955	$1,660,477

(1) Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.
(2) The weighted average interest rate for the swapped unsecured notes as of September 30, 2010.

The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays an annual facility fee of approximately $1,250. The Company did not have any amounts outstanding under the Credit Facility and had $50,933 outstanding in letters of credit as of September 30, 2010. At December 31, 2009, there were no amounts outstanding under the Credit Facility and $44,105 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company.  The current stated pricing is LIBOR plus 0.40% per annum (0.66% at September 30, 2010).  During the three months ended September 30, 2010, the Company executed its option to extend the maturity of the Credit Facility for one year to November 2011, at a cost of approximately $1,000.

The Company was in compliance at September 30, 2010 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2010:

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders'	Noncontrolling	Total
	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2009	$815	$3,200,367	$(149,988)	$(1,067)	$3,050,127	$--	$3,050,127

Net income attributable to common stockholders	--	--	148,304	--	148,304	--	148,304
Unrealized loss on cash flow hedges	--	--	--	(448)	(448)	--	(448)
Change in redemption value of
redeemable noncontrolling interest	--	--	(5,305)	--	(5,305)	--	(5,305)
Noncontrolling interests (a)	--	--	--	--	-	4,812	4,812
Dividends declared to common stockholders	--	--	(225,854)	--	(225,854)	--	(225,854)
Issuance of common stock, net of withholdings	38	321,857	73	--	321,968	--	321,968
Amortization of deferred compensation	--	10,227	--	--	10,227	--	10,227

Balance at September 30, 2010	$853	$3,532,451	$(232,770)	$(1,515)	$3,299,019	$4,812	$3,303,831

(a) Represents the impact of consolidating a Fund I subsidiary. See Note 6, "Investments in Real Estate Entities".

During the nine months ended September 30, 2010, the Company:
(i)	issued 3,080,204 shares of common stock through public offerings;
(ii)	issued 555,076 shares of common stock in connection with stock options exercised;
(iii)	issued 4,716 common shares through the Company’s dividend reinvestment plan;
(iv)	issued 102,984 common shares in connection with stock grants;
(v)	issued 61,055 common shares to two members of the Board of Directors in fulfillment of deferred stock awards;
(vi)	issued 25 common shares for DownREIT OP units conversion;
(vii)	withheld 46,852 common shares to satisfy employees’ tax withholding and other liabilities; and
(viii)	redeemed 1,300 shares of restricted common stock upon forfeiture.

In addition, the Company granted 126,484 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2010 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010, and will not be reflected until earned as compensation cost.

In August 2009, the Company commenced a continuous equity program (the “CEP”), under which the Company was authorized to sell up to $400,000 of its common stock until August 2012. During the three and nine months ended September 30, 2010, the Company completed the sale of common stock authorized under the CEP, selling 76,700 and 3,080,204 shares under this program at an average sales price of $100.41 and  $95.88 per share, for net proceeds of $7,586 and $290,884, respectively. From program inception in August 2009 through completion of the currently registered offering, the Company sold 4,585,105 shares at an average price of $87.24 for net proceeds of $393,993.

During the three months ended September 30, 2010, the Company recognized noncontrolling interest of $4,812 in conjunction with the consolidation of an AvalonBay Value Added Fund, LP (“Fund I”) subsidiary.  See Note 6, “Investments in Real Estate Entities” for further discussion.

5.  Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into derivative transactions for trading or other speculative purposes.  The following table summarizes the consolidated Hedging Derivatives at September 30, 2010, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges	Fair Value Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps

Notional balance	$109,847	$196,678	$300,000
Weighted average interest rate (1)	1.5%	2.5%	5.8%
Weighted average capped interest rate	6.9%	5.3%	N/A
Earliest maturity date	Apr-11	Jun-12	Dec-10
Latest maturity date	Mar-14	Jun-15	Jan-12
Estimated fair value, asset/(liability)	$22	$370	$1,953

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had five derivatives designated as cash flow hedges, five derivatives designated as fair value hedges and five derivatives not designated as hedges at September 30, 2010. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.  Fair value changes for derivatives not in qualifying hedge relationships for the nine months ended September 30, 2010, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease in other comprehensive income of $448 and an increase of $1,318 during the nine months ended September 30, 2010 and 2009, respectively. The amount reclassified into earnings for the nine months ended September 30, 2010, as well as the estimated amount included in accumulated other comprehensive income as of September 30, 2010, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges during the nine months ended September 30, 2010, the Company has recorded an increase in the fair value of $2,181 with the derivatives fair value reported as a component of prepaid expenses and other assets, with the associated gain as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2010.

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

6.  Investments in Real Estate Entities

As of September 30, 2010, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 50%. In the third quarter of 2010, a lender ran a competitive bid process to sell a $26,000 non-recourse mortgage note secured by a Fund I operating community with an estimated fair value of approximately $30,000. The Company participated in the bidding and purchased the note on an arms length basis for $24,000. The note pays interest-only through the maturity date of October 2014 at a stated interest rate of 6.06%. Subsequent to acquisition, the Company modified certain terms of the mortgage note, including (i) conforming the original principal balance to the Company's purchase price, (ii) modifying the interest payment terms to require remittance of interest based on available cash flow with any deficiency in the monthly payment amount accruing to the principal due on the note, and (iii) modifying certain terms to help eliminate any potential conflicts between the Company and Fund I, such as removing any prepayment penalty.

Upon the acquisition of the note, the Company determined that it had control of the Fund I subsidiary, as a result of its collective equity and debt investments, the relationship between the Company and Fund I, and the nature of the Company’s operations being more similar to those of the Fund I subsidiary than those of Fund I.  Therefore, the Company consolidated the results of operations and net assets of the Fund I subsidiary.  The Fund I subsidiary was consolidated at fair value, determined using a discounted cash flow analysis on the expected cash flows of the underlying community. This analysis reflects the use of estimated rates of return, capitalization rates, estimated holding periods and estimated sales proceeds, all of which are considered significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

During the three months ended September 30, 2010, AvalonBay Value Added Fund II, LP (“Fund II”) acquired the following three apartment communities:
●	Creekside Meadows, a garden-style community consisting of 628 apartment homes located in Tustin (Orange County), CA, was acquired for a purchase price of $98,500;
●	Grove Park Apartments, a garden-style community consisting of 684 apartment homes located in Gaithersburg, MD was acquired for a purchase price of $101,000; and
●	The Apartments at Briarwood, a garden-style community consisting of 348 apartment homes located in Owings Mills, MD, was acquired for a purchase price of $44,750.

There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the nine months ended September 30, 2010.

Detail of the real estate and associated funding underlying the Company’s unconsolidated investments is presented in the following table (unaudited).

	Company		# of	Total	Debt
	Ownership		Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	Percentage		Homes	Cost (1)	Amount (2)	Type	Rate (3)	Date

Fund I

1.	Avalon at Redondo Beach - Los Angeles, CA		105	$24,622	$21,033	Fixed	4.87%	Oct 2011

2.	Avalon Lakeside - Chicago, IL		204	18,362	12,056	Fixed	5.74%	Mar 2012

3.	Avalon Columbia - Baltimore, MD		170	29,406	22,275	Fixed	5.48%	Apr 2012

4.	Avalon Sunset - Los Angeles, CA		82	20,903	12,750	Fixed	5.41%	Mar 2014

5.	Avalon at Poplar Creek - Chicago, IL		196	28,093	16,500	Fixed	4.83%	Oct 2012

6.	Avalon at Civic Center - Norwalk, CA		192	42,756	27,001	Fixed	5.38%	Aug 2013

7.	Avalon Paseo Place - Fremont, CA		134	24,840	11,800	Fixed	5.74%	Nov 2013

8.	Avalon at Yerba Buena - San Francisco, CA		160	66,805	41,500	Fixed	5.88%	Mar 2014

9.	Avalon at Aberdeen Station - Aberdeen, NJ		290	58,385	39,842	Fixed	5.64%	Sep 2013

10.	The Springs - Corona, CA (4)		320	30,832	24,000	Fixed	6.06%	Oct 2014

11.	Avalon Lombard - Lombard, IL		256	35,319	17,243	Fixed	5.43%	Jan 2014

12.	Avalon Cedar Place - Columbia, MD		156	24,466	12,000	Fixed	5.68%	Feb 2014

13.	Avalon Centerpoint - Baltimore, MD		392	80,059	45,000	Fixed	5.74%	Dec 2013
					-
14.	Middlesex Crossing - Billerica, MA		252	38,089	24,100	Fixed	5.49%	Dec 2013

15.	Avalon Crystal Hill - Ponoma, NY		168	38,610	24,500	Fixed	5.43%	Dec 2013

16.	Avalon Skyway - San Jose, CA		348	78,198	37,500	Fixed	6.11%	Mar 2014

17.	Avalon Rutherford Station - East Rutherford, NJ		108	36,795	19,865	Fixed	6.13%	Sep 2016

18.	South Hills Apartments - West Covina, CA		85	24,756	11,761	Fixed	5.92%	Oct 2013

19.	Weymouth Place - Weymouth, MA		211	25,299	13,455	Fixed	5.12%	Mar 2015

	Total Fund I	15.2%	3,829	$726,595	$434,181		5.6%

Fund II

1.	Avalon Bellevue Park - Bellevue, WA		220	$33,969	$21,515	Fixed	5.52%	Jun 2019

2.	The Hermitage - Fairfax, VA		491	72,029	42,600	Fixed	5.26%	May 2017

3.	Avalon Rothbury - Gaithersburg, MD		203	31,364	18,750	Variable	2.85%	Jun 2017

4.	The Apartments at Briarwood - Owings Mills, MD		348	44,750	-	N/A	N/A	N/A

5.	Grove Park Apartments - Gaithersburg, MD		684	101,000	63,200	Fixed	5.42%	Jan 2017

6.	Creekside Meadows - Tustin, CA		628	98,500	59,100	Fixed	3.81%	Sep 2017

	Fund II corporate debt		N/A	N/A	46,000	Variable	2.76%	2010 (5)

	Total Fund II	31.3%	2,574	$381,612	$251,165		4.3%

Other Operating Joint Ventures

1.	Avalon Chrystie Place I - New York, NY (6)	20.0%	361	$135,393	$117,000	Variable	0.97%	Nov 2036

2.	Avalon at Mission Bay North II - San Francisco, CA (7)	25.0%	313	124,014	105,000	Fixed	6.02%	Dec 2015

3.	Avalon Del Rey - Los Angeles, CA	30.0%	309	70,037	45,292	Variable	3.60%	Apr 2016

Other Development Joint Ventures

1.	Aria at Hathorne - Danvers, MA (7) (8)	50.0%	64	N/A	1,860	Variable	4.19%	Jun 2010 (9)

	Total Other Joint Ventures		1,047	$329,444	$269,152		3.4%

	Total Unconsolidated Investments		7,450	$1,437,651	$954,498		4.7%

(1)	Represents total capitalized cost as of September 30, 2010.

(2)
The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt.

(4)	As discussed elsewhere in this Form 10-Q, beginning in the three months ended September 30, 2010, the Company consolidated the net assets and results of operations of The Springs.

(5)	As of September 30, 2010, these borrowings are drawn under an unsecured credit facility maturing in December 2011, assuming exercise of a one-year extension option.

(6)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

(7)	The Company has contributed land at a stepped up basis as its only capital contribution to this development.

(8)	After the venture makes certain threshold distributions to the Company, the Company receives 50% of all further distributions.

(9)
The loan for this venture matured in June 2010. As of September 30, 2010, the amounts under this borrowing have not been repaid. The venture is negotiating an extension or refinancing of the amounts outstanding. The lender has not to date declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although the Company bears no responsibility to repay the amounts outstanding, the Company has the right to cure any event of default by the venture.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	9-30-10	12-31-09
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,291,271	$1,065,328
Other assets	68,711	39,502

Total assets	$1,359,982	$1,104,830
Liabilities and partners' capital:
Mortgage notes payable and credit facility	$930,498	$758,487
Other liabilities	25,278	19,669
Partners' capital	404,206	326,674

Total liabilities and partners' capital	$1,359,982	$1,104,830

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-10	9-30-09	9-30-10	9-30-09

Rental and other income	$28,236	$25,230	$81,066	$75,871
Operating and other expenses	(15,488)	(12,282)	(40,290)	(36,636)
Interest expense, net	(9,957)	(9,277)	(28,548)	(27,458)
Depreciation expense	(9,242)	(8,392)	(26,494)	(24,420)

Net loss	$(6,451)	$(4,721)	$(14,266)	$(12,643)

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $10,745 at September 30, 2010 and $11,047 at December 31, 2009 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500 for Fund I and approximately $3,495 for Fund II as of September 30, 2010).  As of September 30, 2010, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of September 30, 2010, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of September 30, 2010.

7.  Real Estate Disposition Activities

The Company did not sell any communities during the three months ended September 30, 2010. As of September 30, 2010, the Company had one commercial real estate asset (the Company’s former headquarters) that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2009 through September 30, 2010 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09

Rental income	$127	$9,149	$4,142	$29,200
Operating and other expenses	(101)	(3,134)	(1,854)	(9,825)
Interest expense, net	--	--	--	(682)
Depreciation expense	(125)	(2,330)	(371)	(7,702)

Income from discontinued operations	$(99)	$3,685	$1,917	$10,991

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09

Net income	$23,980	$58,101	$147,414	$121,924
Indirect operating expenses, net of corporate income	7,189	6,987	22,269	22,922
Investments and investment management expense	1,026	976	3,111	2,799
Expensed development and other pursuit costs	737	1,721	1,685	5,096
Interest expense, net	44,262	41,205	128,260	108,215
Gain on extinguishment of debt, net	--	--	--	(1,062)
General and administrative expense	7,039	5,750	19,975	18,388
Equity in (income) loss of unconsolidated entities	325	(190)	(364)	(4,139)
Depreciation expense	58,628	52,987	171,956	153,992
Impairment loss - land holdings	--	--	--	20,302
Gain on sale of real estate assets	--	(26,911)	(72,220)	(26,911)
(Income) loss from discontinued operations	99	(3,685)	(1,917)	(10,991)

Net operating income	$143,285	$136,941	$420,169	$410,535

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2010 and 2009 have been adjusted for the communities that were sold from January 1, 2009 through September 30, 2010, or otherwise qualify as discontinued operations as of September 30, 2010, as described in Note 7, “Real Estate Disposition Activities”.

	For the three months ended			For the nine months ended
	Total		% NOI change	Total		% NOI change	Gross
	revenue	NOI	from prior year	revenue	NOI	from prior year	real estate (1)

For the period ended September 30, 2010

Established
New England	$36,291	$22,562	(0.1%)	$107,138	$66,505	(2.3%)	$1,099,428
Metro NY/NJ	45,945	29,944	(2.2%)	135,622	90,041	(3.4%)	1,391,159
Mid-Atlantic/Midwest	30,382	18,290	1.9%	89,704	54,501	(1.0%)	751,739
Pacific Northwest	6,593	4,035	(14.7%)	19,824	12,710	(14.6%)	239,936
Northern California	29,754	20,248	(1.4%)	88,707	60,651	(8.0%)	1,113,445
Southern California	14,683	9,328	(2.8%)	44,142	28,466	(6.9%)	468,666

Total Established	163,648	104,407	(1.5%)	485,137	312,874	(4.6%)	5,064,373

Other Stabilized	31,783	19,411	N/A	90,442	54,403	N/A	1,597,052

Development / Redevelopment	30,352	19,467	N/A	82,461	52,892	N/A	1,604,250

Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	228,496

Non-allocated (2)	1,800	N/A	N/A	5,334	N/A	N/A	74,539

Total	$227,583	$143,285	4.6%	$663,374	$420,169	2.3%	$8,568,710

For the period ended September 30, 2009

Established
New England	$30,313	$18,964	(7.2%)	$91,665	$57,750	(6.1%)	$857,868
Metro NY/NJ	38,620	25,541	(9.5%)	117,568	79,283	(5.5%)	1,047,469
Mid-Atlantic/Midwest	30,662	18,458	(0.7%)	91,711	56,704	(1.8%)	774,762
Pacific Northwest	6,983	4,720	(9.9%)	21,537	14,870	(5.6%)	238,801
Northern California	24,203	16,681	(13.2%)	75,034	54,019	(6.1%)	855,803
Southern California	15,551	10,066	(14.2%)	47,442	32,159	(9.9%)	426,957

Total Established	146,332	94,430	(8.7%)	444,957	294,785	(5.5%)	4,201,660

Other Stabilized	32,154	21,321	N/A	94,691	61,582	N/A	1,410,927

Development / Redevelopment	34,679	21,190	N/A	91,744	54,168	N/A	2,148,151

Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	243,656

Non-allocated (2)	1,878	N/A	N/A	5,423	N/A	N/A	71,765

Total	$215,043	$136,941	(0.0%)	$636,815	$410,535	2.1%	$8,076,159

(1)	Does not include gross real estate assets held for sale of $10,210 and $274,573 as of September 30, 2010 and 2009, respectively.
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

9.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows:

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2009	--	$--	2,836,254	$80.76
Exercised	--	--	(555,076)	57.09
Granted	126,484	74.20	--	--
Forfeited	--	--	(34,656)	100.02
Options Outstanding, September 30, 2010	126,484	$74.20	2,246,522	$86.32

Options Exercisable September 30, 2010	--	N/A	1,896,182	$90.69

The weighted average fair value of the options granted under the 2009 Plan during the nine months ended September 30, 2010 is estimated at $19.45 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 5.5% over the expected life of the option, volatility of 43.00%, risk-free interest rate of 3.15% and an expected life of approximately seven years.

At September 30, 2010, the Company had 234,194 outstanding unvested shares granted under restricted stock awards. The Company issued 102,984 shares of restricted stock valued at $7,777 as part of its stock-based compensation plan during the nine months ended September 30, 2010. Restricted stock vesting during the nine months ended September 30, 2010 totaled 113,398 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share.  The total grant date fair value of shares vested was $9,467 and $10,687 for the nine months ended September 30, 2010 and 2009, respectively.

Total employee stock-based compensation cost recognized in income was $7,709 and $10,056 for the nine months ended September 30, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $3,857 and $5,193 for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there was a total of $1,929 and $6,589 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.77 years and 2.36 years, respectively.

Deferred Stock Performance Plan

The total cost recognized in earnings in connection with the multi-year performance plan implemented by the Company in 2008 was $1,280 and $1,313 for the nine months ended September 30, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $699 and $661 for the nine months ended September 30, 2010 and 2009, respectively.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company received fees of $1,800 and $1,878 in the three months ended September 30, 2010 and 2009, respectively and $5,334 and $5,423 for the nine months ended September 30, 2010 and 2009, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $4,634 and $2,706 as of September 30, 2010 and 2009, respectively.

In addition, the Company acquired a mortgage note secured by a Fund I community. See Note 6, “Investments in Real Estate Entities” for further discussion.

Director Compensation

The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $182 and $614 for the three and nine months ended September 30, 2010 as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards was $500 and $365 on September 30, 2010 and December 31, 2009, respectively.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.   These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at September 30, 2010 and a description of where these amounts are recorded in the financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Redeemable Noncontrolling Interests

●
Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value.  One Put is payable in cash or, at the Company’s option, common stock of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The Company applies discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position.  Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2009, the Puts’ aggregate fair value was $4,101. At September 30, 2010, the aggregate fair value of the Puts was $8,600.

●
DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement.  Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption.  In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2009, the fair value of the DownREIT units was $1,260. At September 30, 2010, the fair value of the DownREIT units was $1,594.

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

The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.  Bond indebtedness, notes payable and outstanding amounts under the Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $3,947,887 and $3,977,320 had an estimated aggregate fair value of $4,159,873 and $4,052,817 at September 30, 2010 and December 31, 2009, respectively.

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the following for disclosure.

In October 2010, the Company repaid a variable rate secured mortgage note in the amount of $28,989 in accordance with its scheduled maturity date.

In October 2010, the Company repaid a 5.17% fixed rate secured mortgage note in the amount of $9,780 in advance of its July 2024 scheduled maturity date.

Also in October 2010, without admitting or denying liability, the Company settled the outstanding litigation with the U.S. Attorney’s Office for the Southern District of New York regarding the Avalon Chrystie Place joint venture, in which the Company has an interest.  The settlement requirements include that the Company make various agreed upon modifications to the apartment homes and common areas at Avalon Chrystie Place and inspect and, to the extent necessary, negotiate and make modifications at six other New York City communities.  The Company expects that all retrofits will be capitalized as real estate improvements, and that the settlement and the Company’s fulfillment of its terms will not have a material impact on the Company’s financial condition or results of operations.

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

Executive Overview

Business Description

We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier to entry markets of the United States. We believe that apartment communities are an attractive long-term investment opportunity compared to other real estate investments because a broad potential resident base should help reduce demand volatility over a real estate cycle. We seek to create long-term shareholder value by accessing capital at cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier to entry markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive. Barriers to entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.

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

Third Quarter 2010 Highlights

●
Net income attributable to common stockholders for the quarter ended September 30, 2010 was $24,654,000, a decrease of $33,500,000 or 57.6% from the prior year period.  The decrease is attributable primarily to gains from dispositions in the third quarter of 2009, with no comparable activity in the third quarter of 2010.

●
For the quarter ended September 30, 2010, Established Communities NOI decreased by 1.5% or $1,614,000 from the prior year period, a continued improvement over the NOI declines of 7.6% and 4.4% for the quarters ended March 31, 2010 and June 30, 2010, respectively.  This year-over-year decline for the three months ended September 30, 2010 was driven primarily by an increase in operating expenses of 3.3%.  The increase in expenses is offset somewhat by an increase in rental revenue of 0.2%, the first quarter of year-over-year growth in rental revenue for our Established Communities since 2008.

Financial Outlook

Our portfolio results for the quarter ended September 30, 2010 reflect both year-over-year revenue growth, as well as continued sequential rental revenue growth.  The increase in revenues is driven by both our portfolio growth through new development as well as an increase in rental rates, partially offset by a decrease in occupancy. We expect year-over-year revenue growth to continue for the balance of 2010.  The improvement in fundamentals in the multifamily sector continues to be supported by a combination of a decline in the homeownership rate, modest employment growth and limited supply of new multifamily rental product. We expect further improvement in revenue growth and operating fundamentals will be driven by home ownership trends, demographic trends, as well as the timing and magnitude of employment growth.  We believe that the recent improvement in apartment fundamentals, as well as favorable capital markets activity, supports our expanded investment activity as further discussed below.

During the quarter ended September 30, 2010, we started construction of five communities containing 920 apartment homes at an aggregate total capitalized cost of $232,500,000. Four of our five development starts are second phases of current operating communities. At September 30, 2010, twelve communities were under construction with a total projected capitalized cost of approximately $1,072,500,000. As of September 30, 2010, approximately $779,889,000 of the capital for this development was invested, with $292,611,000 remaining to invest.  We have obtained $28,100,000 of this required funding through financing from secured tax-exempt and taxable debt.  At September 30, 2010 our combined development under way and in planning currently is $3,192,500,000, providing us the ability to deliver assets into expected favorable market conditions in late 2011 and 2012.

During the three months ended September 30, 2010, we started the redevelopment of Avalon at Decoverly.  The redevelopment will focus on the first phase of the community, which comprises 368 of the 564 apartment homes.  We expect to complete the redevelopment of Avalon at Decoverly for $7,800,000, excluding costs incurred prior to redevelopment.  At September 30, 2010, there were seven communities under redevelopment, with an expected investment of approximately $73,400,000, excluding costs incurred prior to the start of redevelopment, with $33,046,000 remaining to be invested.  During the three months ended September 30, 2010, we completed the redevelopment of Avalon Burbank, a 400 apartment home community in Burbank, CA for $23,400,000, excluding costs incurred prior to redevelopment.  We expect to increase our current level of redevelopment activity through the end of 2010 and into 2011, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and ensure that our assets are positioned to outperform as the economy fully recovers.

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

We established Fund I and Fund II (collectively “the Funds") to engage in acquisition programs through discretionary investment funds.  We believe this investment format provides the following attributes:  (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly owned portfolio.

One of our wholly owned subsidiaries is the general partner of Fund I and we have made an equity investment of approximately $44,000,000 in Fund I (net of distributions and excluding the purchase of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Subsidiaries of Fund I have 21 loans, including one held by us, as discussed below, secured by individual assets with amounts outstanding in the aggregate of $434,181,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate.

In the third quarter of 2010, a lender ran a competitive bid process to sell a $26,000,000 non-recourse mortgage note secured by a Fund I asset. We participated in the bidding and purchased the note on an arms length basis for $24,000,000. The note pays interest-only through the maturity date of October 2014 at a stated interest rate of 6.06%. Subsequent to acquisition, we modified certain terms of the mortgage note, including (i) conforming the original principal balance to our purchase price, (ii) modifying the interest payment terms to require remittance of interest based on available cash flow with any deficiency in the monthly payment amount accruing to the principal due on the note, and (iii) modifying certain terms to help eliminate any potential conflicts between us and Fund I, such as removing any prepayment penalty. At the date of acquisition and at September 30, 2010, the fair value of the underlying collateral exceeded the note’s carrying balance.

Fund II has six institutional investors, including us.  One of our wholly owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000, representing a 31.3% combined general partner and limited partner equity interest. Fund II had invested $381,612,000 as of September 30, 2010. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II now serves as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to limited exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met.  During the three months ended September 30, 2010 subsidiaries of Fund II acquired the following three operating communities:

●	Creekside Meadows, a garden-style community consisting of 628 apartment homes located in Tustin (Orange County), CA, was acquired for a purchase price of $98,500,000;
●	Grove Park Apartments, a garden-style community consisting of 684 apartment homes located in Gaithersburg, MD was acquired for a purchase price of $101,000,000; and
●	The Apartments at Briarwood, a garden-style community consisting of 348 apartment homes located in Owings Mills, MD, was acquired for a purchase price of $44,750,000.

Subsidiaries of Fund II have five loans secured by individual assets with amounts outstanding in the aggregate of $205,165,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from May 2017 to June 2019. These mortgage loans are secured by the underlying real estate.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

●
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended September 30, 2010, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2009, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

●
Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

●	Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

●
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

Development Communities are communities that are under construction and for which a certificate of occupancy has not been received.  These communities may be partially or fully complete and operating.

Development Rights are development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land or where we control the land through a ground lease or own land to develop a new community.  We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.

We currently lease our corporate headquarters located in Arlington, Virginia under an operating lease. The lease term ends in 2020, subject to two five year renewal options. In addition, we currently own approximately 60,000 square feet of office space in Alexandria, Virginia, which formerly served as our corporate office. We have entered into an agreement to sell the office space in Alexandria, Virginia, and expect to finalize the sale in the fourth quarter of 2010. All other regional and administrative offices are leased under operating leases.

As of September 30, 2010, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	25	6,442
Metro NY/NJ	21	6,908
Mid-Atlantic/Midwest	15	5,944
Pacific Northwest	8	1,943
Northern California	20	5,975
Southern California	12	3,460
Total Established	101	30,672

Other Stabilized Communities:
New England	9	2,169
Metro NY/NJ	9	2,423
Mid-Atlantic/Midwest	13	3,836
Pacific Northwest	4	1,021
Northern California	8	2,145
Southern California	15	4,158
Total Other Stabilized	58	15,752

Lease-Up Communities	1	276

Redevelopment Communities	7	2,361

Total Current Communities	167	49,061

Development Communities	12	3,429

Development Rights	24	6,984

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2010 and 2009 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-10	9-30-09	$ Change	% Change	9-30-10	9-30-09	$ Change	% Change

Revenue:
Rental and other income	$225,783	$213,165	$12,618	5.9%	$658,040	$631,392	$26,648	4.2%
Management, development and other fees	1,800	1,878	(78)	(4.2%)	5,334	5,423	(89)	(1.6%)
Total revenue	227,583	215,043	12,540	5.8%	663,374	636,815	26,559	4.2%

Expenses:
Direct property operating expenses,
excluding property taxes	59,114	55,164	3,950	7.2%	168,492	158,821	9,671	6.1%
Property taxes	23,402	21,093	2,309	10.9%	69,695	61,871	7,824	12.6%
Total community operating expenses	82,516	76,257	6,259	8.2%	238,187	220,692	17,495	7.9%

Corporate-level property management
and other indirect operating expenses	8,971	8,832	139	1.6%	27,287	28,510	(1,223)	(4.3%)
Investments and investment management expense	1,026	976	50	5.1%	3,111	2,799	312	11.1%
Expensed development and other pursuit costs	737	1,721	(984)	(57.2%)	1,685	5,096	(3,411)	(66.9%)
Interest expense, net	44,262	41,205	3,057	7.4%	128,260	108,215	20,045	18.5%
Gain on extinguishment of debt, net	--	--	N/A	N/A	--	(1,062)	1,062	(100.0%)
Depreciation expense	58,628	52,987	5,641	10.6%	171,956	153,992	17,964	11.7%
General and administrative expense	7,039	5,750	1,289	22.4%	19,975	18,388	1,587	8.6%
Impairment loss	--	--	--	N/A	--	20,302	(20,302)	(100.0%)
Gain on sale of land	--	(241)	241	(100.0%)	--	(241)	241	(100.0%)
Total other expenses	120,663	111,230	9,433	8.5%	352,274	335,999	16,275	4.8%

Equity in income (loss) of unconsolidated entities	(325)	190	(515)	(271.1%)	364	4,139	(3,775)	(91.2%)

Income from continuing operations	24,079	27,746	(3,667)	(13.2%)	73,277	84,263	(10,986)	(13.0%)

Discontinued operations:
Income (loss) from discontinued operations	(99)	3,685	(3,784)	(102.7%)	1,917	10,991	(9,074)	(82.6%)
Gain on sale of communities	-	26,670	(26,670)	(100.0%)	72,220	26,670	45,550	170.8%
Total discontinued operations	(99)	30,355	(30,454)	(100.3%)	74,137	37,661	36,476	96.9%

Net income	23,980	58,101	(34,121)	(58.7%)	147,414	121,924	25,490	20.9%

Net (income) loss attributable to noncontrolling interests	674	53	621	1,171.7%	890	1,329	(439)	(33.0%)

Net income attributable to common stockholders	$24,654	$58,154	$(33,500)	(57.6%)	$148,304	$123,253	$25,051	20.3%

Net income attributable to common stockholders decreased $33,500,000 or 57.6%, to $24,654,000 for the three months ended September 30, 2010 and increased $25,051,000 or 20.3% to $148,304,000 for the nine months ended September 30, 2010.  The decrease for the three months ended September 30, 2010 from the prior year period is due primarily to gains on asset sales during the three months ended September 30, 2009 that were not present in the three months ended September 30, 2010.  The increase for the nine months ended September 30, 2010 over the prior year period is due primarily to increased gains from the disposition of communities in 2010 as compared to the prior year period as well as the asset impairment reported in 2009 with no comparable charge in 2010.  Both the three and nine months ended September 30, 2010 were also impacted by the growth in income from newly developed communities and increases in interest and depreciation expense in 2010 over the prior year period.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2010 and 2009 to net income for each period, are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09

Net income	$23,980	$58,101	$147,414	$121,924
Indirect operating expenses, net of corporate income	7,189	6,987	22,269	22,922
Investments and investment management expense	1,026	976	3,111	2,799
Expensed development and other pursuit costs	737	1,721	1,685	5,096
Interest expense, net	44,262	41,205	128,260	108,215
Gain on extinguishment of debt, net	--	--	--	(1,062)
General and administrative expense	7,039	5,750	19,975	18,388
Equity in (income) loss of unconsolidated entities	325	(190)	(364)	(4,139)
Depreciation expense	58,628	52,987	171,956	153,992
Impairment loss - land holdings	--	--	--	20,302
Gain on sale of real estate assets	--	(26,911)	(72,220)	(26,911)
(Income) loss from discontinued operations	99	(3,685)	(1,917)	(10,991)

Net operating income	$143,285	$136,941	$420,169	$410,535

The NOI changes for the three and nine months ended September 30, 2010, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	For the three months ended	For the nine months ended
	9-30-10	9-30-10

Established Communities	$(1,614)	$(14,918)

Other Stabilized Communities	4,086	20,819

Development and Redevelopment Communities	3,872	3,733

Total	$6,344	$9,634

The NOI decrease for our Established Communities for the quarter ended September 30, 2010 from the prior year period is due primarily to an increase in operating expenses related to repairs and maintenance activity.  The decrease in our Established Communities’ NOI for the nine months ended September 30, 2010 is due to a combination of the decline in rental revenues and an increase in operating expenses.  In the third quarter of 2010, we experienced the first quarter of year-over-year growth in rental revenue for our Established Communities since 2008.  For the balance of 2010, we expect to experience modest growth in rental revenue over the prior year period due to continued improvement in rental rates while maintaining occupancy near current occupancy levels at our Established Communities.

Rental and other income increased in the three and nine months ended September 30, 2010 as compared to the prior year period due to additional rental income generated from newly developed communities and increases in rental rates at our Established Communities, offset somewhat by decreased occupancy for our Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes decreased to 40,255 apartment homes for the nine months ended September 30, 2010 as compared to 42,323 homes for the prior year period.  This decrease is primarily due to fewer homes available due to dispositions and homes taken out of service at our redevelopment communities during 2009 and 2010. The weighted average monthly revenue per occupied apartment home increased to $1,811 for the nine months ended September 30, 2010 as compared to $1,728 in the prior year period.

Established Communities – Rental revenue increased $270,000, or 0.2%, for the three months ended September 30, 2010 from the prior year period. Rental revenue decreased $10,120,000, or 2.0%, for the nine months ended September 30, 2010 over the prior year period. The increase for the three months ended September 30, 2010 is due to an increase in rental rates, partially offset by a decrease in the average economic occupancy.  The decrease for the nine months ended September 30, 2010 was due primarily to a decrease in rental rates, partially offset by an increase in the average economic occupancy.  Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Economic occupancy increased from 95.5% to 96.2% for the nine months ended September 30, 2010. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. For the nine months ended September 30, 2010, the weighted average monthly revenue per occupied apartment home decreased 2.7% to $1,826 compared to $1,877 in the prior year period.

We continue to see improvement in our year to date results for our Established Communities at September 30, 2010 primarily on the East Coast, while the West Coast is responding more slowly.  While our Established Communities continue to reflect an overall year-to-date decline in rental revenue in five of our regions as compared to the prior year period, continued sequential revenue growth has resulted in this decline decreasing from 4.2% for the quarter ended March 31, 2010 and 3.1% for the six months ended June 30, 2010, to 2.0% for the nine months ended September 30, 2010.  In the discussion below, sequential revenue growth represents growth in revenue between the second and third quarter of 2010. Information regarding rental revenue for each of our six regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 27.9% of Established Community rental revenue for the nine months ended September 30, 2010, experienced a decrease in rental revenue of 0.9% as compared to the prior year period. Average rental rates decreased 1.4% to $2,260, and economic occupancy increased 0.5% to 96.3% for the nine months ended September 30, 2010.  On a sequential basis, the New York metro area posted rental revenue growth of 1.2% during the third quarter of 2010. We believe rental revenue growth will continue this positive trend during the final quarter of 2010, supported by the ongoing recovery in New York’s economy.

The New England region accounted for 22.1% of the Established Community rental revenue for the nine months ended September 30, 2010 and experienced a rental revenue decrease of 0.2% over the prior year period. Average rental rates decreased 1.4% to $1,917 and economic occupancy increased 1.2% to 96.3% for the nine months ended September 30, 2010, as compared to the prior year period. Sequential revenue growth over the prior year period totaled 1.8% during the three months ended September 30, 2010.  This is the strongest sequential growth in our portfolio, driven by reduced supply and a stable employment base.  Fairfield-New Haven, with sequential rental revenue growth of 2.7% during the third quarter of 2010, benefited from improvement in the Metro New York economy.

The Mid-Atlantic/Midwest region, which represented 18.5% of Established Community rental revenue for the nine months ended September 30, 2010, experienced an increase in rental revenue of 0.3% over the prior year period. Average rental rates increased by 0.5% to $1,743, while economic occupancy decreased 0.2% to 96.2% for the nine months ended September 30, 2010 as compared to the prior year period. Apartment demand in this region continues to benefit from the impact of increased federal spending and the corresponding increase in federal employment, resulting in sequential quarterly rental revenue growth of 1.5%.

Northern California accounted for 18.3% of the Established Community rental revenue for the nine months ended September 30, 2010 and experienced a rental revenue decrease of 5.6% over the prior year period. Average rental rates decreased 6.1% to $1,714 and economic occupancy increased 0.5% to 96.2% for the nine months ended September 30, 2010 as compared to the prior year period. We expect improving conditions in the technology and tourism sectors to improve renter demand in the near-term, but the impact is expected to be uneven among the Company’s markets in this region.

Southern California accounted for 9.1% of the Established Community rental revenue for the nine months ended September 30, 2010 and experienced a rental revenue decrease of 4.4% over the prior year period. Average rental rates decreased 6.0% to $1,486, and economic occupancy increased 1.6% to 95.4% for the nine months ended September 30, 2010. We expect this region’s economic recovery to lag other regions due primarily to a stalled job market driven in part by the concentration of employment in real estate and mortgage origination industries.

The Pacific Northwest region accounted for 4.1% of the Established Community rental revenue for the nine months ended September 30, 2010 and experienced a rental revenue decrease of 7.9% over the prior year period. Average rental rates decreased 8.9% to $1,188 and economic occupancy increased by 1.0% to 95.3% for the nine months ended September 30, 2010. While metropolitan Seattle has experienced net positive job gains during the first nine months of 2010, the pace of improvement in apartment fundamentals will depend on absorption of new supply in certain submarkets.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09

Rental revenue (GAAP basis)	$163,464	$163,194	$484,744	$494,864
Concessions amortized	705	2,472	3,451	8,103
Concessions granted	(516)	(2,016)	(1,585)	(6,791)

Rental revenue adjusted to state
concessions on a cash basis	$163,653	$163,650	$486,610	$496,176

Year-over-year % change -- GAAP revenue		0.2%		(2.0%)

Year-over-year % change -- cash concession based revenue		0.0%		(1.9%)

Direct property operating expenses, excluding property taxes increased $3,950,000, or 7.2% for the three months ended September 30, 2010 and $9,671,000, or 6.1% for the nine months ended September 30, 2010 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes, as well as increased spending on maintenance related activities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,156,000, or 2.8% to $41,987,000 for the three months ended September 30, 2010, and increased approximately $2,005,000, or 1.7% to $120,328,000 for the nine months ended September 30, 2010, as compared to the prior year periods.  The increases for the three and nine months ended September 30, 2010 were due to increased maintenance-related expenses, offset partially by a reduction in bad debt expense. In addition, our year-to-date expenses include costs associated with storm related repairs from the severe weather experienced on the East Coast in the fourth quarter of 2009 and the first quarter of 2010.

Property taxes increased $2,309,000, or 10.9% and $7,824,000, or 12.6% for the three and nine months ended September 30, 2010, due to the addition of newly developed and redeveloped apartment homes and a large refund received for one community in New York in 2009, with no comparable receipts in 2010. Property tax increases are often impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes increased by $711,000, or 4.3% and $2,795,000 or 5.7% for the three and nine months ended September 30, 2010 over the prior year periods. The increase for the three months ended September 30, 2010 is due primarily to higher rates, principally for East Coast assets. The increase for the nine months ended September 30, 2010 is also due to a large refund received for one community in New York in 2009 not present in 2010. The impact of the economic recession has not been reflected in all current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments. In regions where current assessments have been reduced, tax rates have increased to provide consistent amounts of revenue to the taxing authorities. Therefore, we expect property taxes to continue to increase for the balance of 2010 over 2009. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $139,000, or 1.6% and decreased by $1,223,000 or 4.3% for the three and nine months ended September 30, 2010, respectively over the prior year periods. The decrease for the nine months ended September 30, 2010 from the prior year period is due primarily to decreases in costs related to corporate initiatives, partially offset by increases in compensation costs.

Expensed development and other pursuit costs primarily reflect the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. Expensed development and other pursuit costs decreased during the three and nine months ended September 30, 2010 as compared to the prior year periods, due to decreases in abandoned development pursuits. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.

Interest expense, net increased $3,057,000, or 7.4% and $20,045,000 or 18.5% for the three and nine months ended September 30, 2010 over the prior year periods.  This category includes interest costs offset by interest capitalized and interest income.  The increase for the three and nine months ended September 30, 2010 is due primarily to interest expense from additional debt outstanding, as well as a decrease in the amount of interest cost allocated to capitalized interest in 2010 as compared to the prior year periods.

Gain on extinguishment of debt, net reflects the impact of our debt repurchase activity for payments above or below the carrying basis.  The net gain in the nine months ended September 30, 2009 is due to the gain recognized from our January 2009 tender offer.

Depreciation expense increased $5,641,000 or 10.6% and $17,964,000, or 11.7% in the three and nine months ended September 30, 2010 primarily due to the net increase in assets from the completion of development and redevelopment activities.

General and administrative expense (“G&A”) increased $1,289,000, or 22.4% and $1,587,000, or 8.6% for the three and nine months ended September 30, 2010 as compared to the prior year periods. The increases for the three and nine months ended September 30, 2010 over the prior year periods is due to an increase in compensation costs, coupled with a reduction of prior period excise and other corporate taxes recognized in 2009.  The increase for the three months ended September 30, 2010 is partially offset by the accrual of our obligation under a legal settlement recorded in 2009, not incurred in 2010. The increase for the nine months ended September 30, 2010 is partially offset by the timing of separation costs in both periods.

Impairment loss decreased for the nine months ended September 30, 2010 from the prior year periods due to the recognition of an impairment charge on property owned associated with two former Development Rights in 2009, with no comparable expense in 2010.  We are not aware of any additional impairments present in our inventory of land, or other development ventures.  However, our focus on development of new apartment communities, coupled with the existing development pipeline, presents a risk that could result in future abandoned pursuits and/or impairment charges.  These costs can be volatile, varying significantly from period to period, particularly in periods of economic downturn or when there is limited access to capital.

Equity in income of unconsolidated entities for the three and nine months ended September 30, 2010 decreased $515,000, or 271.1% and $3,775,000, or 91.2% from the prior year periods due to the recognition of our proportionate share of acquisition costs incurred by Fund II, as well as the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place in the first quarter of 2009.

Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2009 through September 30, 2010.  This income decreased for the three and nine months ended September 30, 2010 due to communities disposed from January 1, 2009 through September 30, 2010.

Gain on sale of communities decreased for the three months ended September 30, 2010 due to the community sales during the prior year period, with no comparable activity in the three months ended September 30, 2010.  Gain on sale of communities increased for the nine months ended September 30, 2010 as compared to the prior year periods as a result of increased gains on the dispositions in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

Net (income) loss attributable to noncontrolling interests for the three and nine months ended September 30, 2010 resulted in income of $674,000 and $890,000, respectively, compared to $53,000 and $1,329,000, respectively for the three and nine months ended September 30, 2009.  The increase for the quarter ended September 30, 2010 is due to the impact of consolidating the Fund I community as discussed elsewhere in this Form 10-Q, allocating the proportionate share of the operating loss from this community to our joint venture partners.  In addition, the year-over-year results for both the three and nine months ended September 30, 2010 are impacted by the recognition of income for our joint venture partners’ portion of expenses incurred by Fund II in 2009, not present in 2010, as well as the conversion and redemption of limited partnership units in 2009 and 2010, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.

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

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

●	gains or losses on sales of previously depreciated operating communities;
●	extraordinary gains or losses (as defined by GAAP);
●	depreciation of real estate assets; and
●	adjustments for unconsolidated partnerships and joint ventures.

FFO does not represent net income attributable to common stockholders of the Company in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure of performance.  In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO.

The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09

Net income attributable to common stockholders	$24,654	$58,154	$148,304	$123,253
Depreciation - real estate assets, including discontinued
operations and joint venture adjustments	59,794	56,239	175,399	163,891
Distributions to noncontrolling interests, including
discontinued operations	14	14	41	52
Gain on sale of operating communities	--	(26,670)	(72,220)	(26,670)

FFO attributable to common stockholders	$84,462	$87,737	$251,524	$260,526

Weighted average common shares outstanding - diluted	85,768,696	80,609,277	84,129,894	80,170,093
EPS per common share - diluted	$0.29	$0.72	$1.76	$1.54
FFO per common share - diluted	$0.98	$1.09	$2.99	$3.25

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

	For the three months ended		For the nine months ended
	9-30-10	9-30-09	9-30-10	9-30-09
Net cash provided by operating activities	$62,655	$83,250	$234,379	$272,978
Net cash provided by (used in) investing activities	$(144,369)	$(53,621)	$(178,347)	$(329,678)
Net cash (used in) provided by financing activities	$(62,896)	$308,946	$67,388	$545,357

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

●	development and redevelopment activity in which we are currently engaged;
●	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;
●	debt service and principal payments either at maturity or opportunistic pre-payments;
●	normal recurring operating expenses; and
●	capital calls for Fund II, as required.

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

During the third quarter of 2010 we reached the maximum amount of sales registered for sale under the CEP, having raised $393,993,000 in net proceeds since its inception in August 2009. For the balance of 2010, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility (as defined elsewhere in this Form 10-Q), secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, as well as from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At September 30, 2010, we have unrestricted cash, cash equivalents and cash in escrow of $407,141,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.

Unrestricted cash and cash equivalents totaled $229,111,000 at September 30, 2010, an increase of $123,420,000 from $105,691,000 at December 31, 2009.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities decreased to $234,379,000 for the nine months ended September 30, 2010 from $272,978,000 for the nine months ended September 30, 2009. The change was driven primarily by the increase in interest costs and timing of corporate payables.

Investing Activities – Net cash used in investing activities of $178,347,000 for the nine months ended September 30, 2010 related to investments in assets primarily through development and redevelopment. During the nine months ended September 30, 2010, we invested $340,451,000 in the development of the following real estate and capital expenditures:

●	We invested approximately $330,251,000 in the development of communities.
●	We had capital expenditures of $10,200,000 for real estate and non-real estate assets.

These amounts are partially offset by the proceeds from the disposition of real estate of $186,058,000, and draws on construction escrows of $32,940,000.

Financing Activities – Net cash provided by financing activities totaled $67,388,000 for the nine months ended September 30, 2010.  The net cash provided is due primarily to $322,257,000 received from the issuance of common stock, primarily through the CEP we initiated in August 2009, partially offset by the payment of cash dividends in the amount of $222,081,000 and $29,433,000 for the repayment of secured notes.

Variable Rate Unsecured Credit Facility

We currently have a $1,000,000,000 revolving variable rate Credit Facility with a syndicate of commercial banks.  In August 2010, we executed our option to extend the maturity of the Credit Facility for one year to November 2011, at a cost of approximately $1,000,000. We pay an annual facility fee of approximately $1,250,000.  The Credit Facility bears interest at varying levels based on LIBOR, our credit rating and on a maturity schedule selected by us.  The current stated pricing is LIBOR plus 0.40% per annum (0.65% on October 31, 2010). At October 31, 2010, there were no amounts outstanding on the Credit Facility, $47,668,000 was used to provide letters of credit, and $952,332,000 was available for borrowing under the Credit Facility.

We expect to enter into a new unsecured credit facility prior to the November 2011 expiration of the Credit Facility. While credit market conditions continue to improve from the difficult environment seen in 2008 and 2009, we cannot at this time determine how the terms and size for a new facility will compare to the terms and size of our current Credit Facility.

Financial Covenants

We are subject to financial and other covenants contained in the Credit Facility and the indenture under which our unsecured notes were issued.  The financial covenants include the following:

●	limitations on the amount of total and secured debt in relation to our overall capital structure;
●	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
●	minimum levels of debt service coverage.

We were in compliance with these covenants at September 30, 2010.

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

Continuous Equity Program (CEP)

In August 2009, we commenced the CEP, under which we were authorized to sell up to $400,000,000 of our common stock. During the three months ended September 30, 2010, and year to date through September 30, 2010, we sold 76,700 and 3,080,204 shares at an average price of $100.41 and $95.88 per share for net proceeds of $7,586,000 and $290,884,000, respectively, exhausting the currently-registered amount of sales under the CEP.  From program inception in August 2009 through the end of the currently-registered offering in July 2010, we sold 4,585,105 shares at an average price of $87.24 for net proceeds of $393,993,000.

Future Financing and Capital Needs – Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment similar to those recognized in 2008 and 2009. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities or draws on our Credit Facility.  Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

In addition to the activity under the CEP discussed above, the following financing activity occurred during the nine months ended September 30, 2010:

●	we repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961,000 in advance of its March 2012 scheduled maturity date; and
●	we repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226,000 in advance of its February 2025 scheduled maturity date.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2010 (dollars in thousands):

	All-In	Principal
	interest	maturity	Balance outstanding			Scheduled maturities
Community	rate (1)	date	12-31-09	9-30-10		2010	2011	2012	2013	2014	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	--	Mar-2012	$13,961	$--		$--	$--	$--	$--	$--	$--
Avalon at Symphony Glen	5.17%	Jul-2024	9,780	9,780	(8)	--	--	--	--	--	9,780
Avalon at Lexington	--	Feb-2025	11,226	--		--	--	--	--	--	--
Avalon Campbell	--	Jun-2025	29,881	--	(2)	--	--	--	--	--	--
Avalon Pacifica	--	Jun-2025	13,554	--	(2)	--	--	--	--	--	--
Avalon Fields	7.79%	May-2027	9,714	9,495		76	316	339	364	390	8,010
Avalon Oaks	7.49%	Feb-2041	16,794	16,677		40	168	180	193	207	15,889
Avalon Oaks West	7.54%	Apr-2043	16,661	16,556		36	152	162	173	185	15,848
Avalon at Chestnut Hill	6.15%	Oct-2047	41,501	41,240		89	368	388	409	432	39,554
Morningside Park	4.09%	Nov-2040	--	100,000	(9)	--	--	--	--	--	100,000
			163,072	193,748		241	1,004	1,069	1,139	1,214	189,081
Variable rate (3)
Avalon Burbank	2.03%	Oct-2010	29,387	28,989	(10)	28,989	--	--	--	--	--
Waterford	1.13%	Jul-2014	33,100	33,100	(4)	--	--	--	--	33,100	--
Avalon at Mountain View	1.18%	Feb-2017	18,300	18,300	(4)	--	--	--	--	--	18,300
Avalon at Mission Viejo	1.43%	Jun-2025	7,635	7,635	(4)	--	--	--	--	--	7,635
Avalon at Nob Hill	1.35%	Jun-2025	20,800	20,800	(4)	--	--	--	--	--	20,800
Avalon Campbell	1.69%	Jun-2025	8,919	38,800	(2)	--	--	--	--	--	38,800
Avalon Pacifica	1.71%	Jun-2025	4,046	17,600	(2)	--	--	--	--	--	17,600
Bowery Place I	3.33%	Nov-2037	93,800	93,800	(4)	--	--	--	--	--	93,800
Bowery Place II	4.48%	Nov-2039	48,500	48,500	(5)	--	--	--	--	--	48,500
Avalon Acton	1.77%	Jul-2040	45,000	45,000	(4)	--	--	--	--	--	45,000
Morningside Park	0.00%	Nov-2040	100,000	--	(9)	--	--	--	--	--	--
West Chelsea	0.22%	May-2012	93,440	93,440	(5)	--	--	93,440	--	--	--
Avalon Walnut Creek	2.99%	Mar-2046	116,000	116,000	(5)	--	--	--	--	--	116,000
Avalon Walnut Creek	2.97%	Mar-2046	10,000	10,000	(5)	--	--	--	--	--	10,000
			628,927	571,964		28,989	--	93,440	--	33,100	416,435
Conventional loans (6)
Fixed rate
$200 Million unsecured notes	7.67%	Dec-2010	14,576	14,576		14,576	--	--	--	--	--
$300 Million unsecured notes	6.79%	Sep-2011	39,900	39,900		--	39,900	--	--	--	--
$250 Million unsecured notes	5.74%	Jan-2012	104,400	104,400		--	--	104,400	--	--	--
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		--	--	201,601	--	--	--
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		--	--	--	100,000	--	--
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		--	--	--	--	150,000	--
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		--	--	--	--	--	250,000
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		--	--	--	--	--	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		--	--	--	--	--	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,578	7,400		61	7,339	--	--	--	--
Avalon at Tysons West	5.55%	Jul-2028	6,045	5,909		47	193	204	216	229	5,020
Avalon Orchards	7.78%	Jul-2033	19,011	18,763		85	357	382	409	438	17,092
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		--	--	--	170,125	--	--
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		--	--	--	94,572	--	--
Avalon Crescent	5.59%	May-2015	110,600	110,600		--	--	--	--	--	110,600
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		--	--	--	--	--	150,000
Avalon Darien	6.22%	Nov-2015	51,172	50,718		206	702	746	793	843	47,428
Avalon Greyrock Place	6.12%	Nov-2015	61,690	61,130		251	861	914	971	1,031	57,102
Avalon Commons	6.10%	Jan-2019	55,100	55,100		--	693	734	779	826	52,068
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		--	--	--	--	--	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130	21,130		--	183	285	301	319	20,042
Avalon Gates	5.92%	May-2019	41,321	41,321		--	357	557	589	624	39,194
Avalon at Stamford Harbor	5.92%	May-2019	65,695	65,695		--	568	885	937	992	62,313
Avalon Freehold	5.94%	May-2019	36,630	36,630		--	317	493	522	553	34,745
Avalon Run East II	5.94%	May-2019	39,250	39,250		--	339	529	560	592	37,230
Avalon Gardens	6.05%	May-2019	66,237	66,237		--	572	892	945	1,000	62,828
Avalon Edgewater	6.10%	May-2019	78,565	78,565		--	679	1,058	1,120	1,186	74,522
Avalon Foxhall	6.05%	May-2019	59,010	59,010		--	510	795	841	891	55,973
Avalon Gallery Place I	6.05%	May-2019	45,850	45,850		--	396	618	654	692	43,490
Avalon Traville	5.91%	May-2019	77,700	77,700		--	672	1,047	1,108	1,173	73,700
Avalon Bellevue	5.91%	May-2019	26,698	26,698		--	231	360	381	403	25,323
Avalon on the Alameda	5.90%	May-2019	53,980	53,980		--	467	727	770	815	51,201
Avalon Mission Bay North	5.90%	May-2019	73,269	73,269		--	633	987	1,045	1,106	69,498
Avalon Woburn	5.90%	May-2019	55,805	55,805		--	482	752	796	842	52,933
			2,830,010	2,828,434		15,226	56,451	318,966	378,434	164,555	1,894,802

Variable rate (3) (6)
Avalon at Crane Brook	2.12%	Mar-2011	30,440	29,385	(4)	299	29,086	--	--	--	--
Avalon at Bedford Center	1.75%	May-2012	15,871	15,356	(4)	135	560	14,661	--	--	--
Avalon Walnut Creek	2.99%	Mar-2046	9,000	9,000	(5)	--	--	--	--	--	9,000
$200 Million unsecured notes	7.07%	Dec-2010	75,000	75,000	(7)	75,000	--	--	--	--	--
$300 Million unsecured notes	5.70%	Sep-2011	100,000	100,000	(7)	--	100,000	--	--	--	--
$50 Million unsecured notes	5.70%	Sep-2011	50,000	50,000	(7)	--	50,000	--	--	--	--
$250 Million unsecured notes	4.60%	Jan-2012	75,000	75,000	(7)	--	--	75,000	--	--	--

			355,311	353,741		75,434	179,646	89,661	--	--	9,000

Total indebtedness - excluding unsecured credit facility			$3,977,320	$3,947,887		$119,890	$237,101	$503,136	$379,573	$198,869	$2,509,318

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

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

(3)	Variable rates are given as of September 30, 2010.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)
Represents full amount of the debt as of September 30, 2010.  Actual amounts drawn on the debt as of September 30, 2010 are $47,074 for Bowery Place II, $95,313 for Walnut Creek, and $0 for West Chelsea.

(6)
Balances at September 30, 2010 and December 31, 2009 exclude $1,950 and $2,220 respectively of debt discount, and $1,953 and ($228) respectively for basis adjustments, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we executed $300,000 of interest rate swaps allowing us to effectively convert the principal of these fixed rate unsecured notes to floating rate debt.

(8)	Borrowing was repaid, prior to its scheduled maturity, in October 2010.

(9)	In October 2010, we elected to fix the borrowing rate until June 2011, at which point we will select the updated term and mode for the bonds.

(10)	Borrowing was repaid, in accordance with its scheduled maturity, in October 2010.

Future Financing and Capital Needs – Portfolio and Other Activity

As of September 30, 2010, we had 12 wholly owned communities under construction, for which a total estimated cost of $292,611,000 remained to be invested.  We also had seven wholly owned communities under reconstruction, for which a total estimated cost of $33,046,000 remained to be invested.  In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2010. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, fund development costs related to pursuing Development Rights, and make equity contributions to Fund II, will be funded from:

●	cash currently on hand, including cash in construction escrows, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;
●	the remaining capacity under our $1,000,000,000 Credit Facility;
●	retained operating cash;
●	the net proceeds from sales of existing communities;
●	the issuance of debt or equity securities; and/or
●	private equity funding, including joint venture activity.

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

●
CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2010.  Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations.  The estimated fair value of and our obligation under these guarantees, both at inception and as of September 30, 2010, were not significant.  As a result we have not recorded any obligation associated with these guarantees at September 30, 2010.

●
Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $434,181,000, including 24,000,000 for the mortgage note we purchased during the three months ended September 30, 2010 as discussed elsewhere in this Form 10-Q.  Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of September 30, 2010). As of September 30, 2010, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2010.

●
As of September 30, 2010, subsidiaries of Fund II have five loans secured by individual assets with amounts outstanding in the aggregate of $205,165,000 with varying maturity dates (or dates after which the loans can be prepaid), ranging from January 2017 to June 2019. During the three months ended September 30, 2010, two subsidiaries of Fund II obtained separate fixed rate secured notes, one for $63,200,000 with a 5.42% interest rate with a maturity of January 2017 and the other for $59,100,000 with a 3.81% interest rate with a maturity of September 2017. As of September 30, 2010, Fund II also has $46,000,000 outstanding under a credit facility that matures in December 2011 assuming the exercise of a one year extension by Fund II. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is payable by Fund II and is secured by capital commitments.  We have not guaranteed, beyond our proportionate share of capital commitments supporting the credit facility of Fund II, the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $3,495,000 as of September 30, 2010).  As of September 30, 2010, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2010.

●
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

●
MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000.  The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015.  We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

●
Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,292,000 maturing in April 2016.  The variable rate loan had an interest rate of 3.60% at September 30, 2010. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

●
Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest.  The LLC is developing for-sale town homes in Danvers, Massachusetts.  The LLC has a variable rate loan for $1,860,000 at an interest rate of 4.19% that matured in June 2010. As of September 30, 2010, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. The lender has not to date declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although we bear no responsibility to repay the amounts outstanding, we have the right to cure any event of default by the venture.

●
In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000.  Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment.  However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions.  At September 30, 2010, we have an outstanding commitment to purchase the remaining land for approximately $49,430,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. There have not been any material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2010.

Development Communities

As of September 30, 2010, we had 12 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 3,429 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,072,500,000.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1	Avalon Fort Greene	631	$304.5	Q4 2007	Q4 2009	Q4 2010	Q2 2011
	New York, NY
2	Avalon Walnut Creek (4)	422	151.7	Q3 2008	Q2 2010	Q4 2010	Q2 2011
	Walnut Creek, CA
3	Avalon Norwalk	311	84.8	Q3 2008	Q2 2010	Q2 2011	Q4 2011
	Norwalk, CT
4	Avalon Towers Bellevue	397	125.9	Q4 2008	Q2 2010	Q2 2011	Q4 2011
	Bellevue, WA
5	Avalon Northborough II	219	35.3	Q4 2009	Q1 2010	Q4 2010	Q2 2011
	Northborough, MA
6	Avalon at West Long Branch	180	27.6	Q4 2009	Q3 2010	Q1 2011	Q3 2011
	West Long Branch, NJ
7	Avalon Rockville Centre	349	110.2	Q1 2010	Q3 2011	Q3 2012	Q1 2013
	Rockville Centre, NY
8	Avalon Queen Anne	203	56.7	Q3 2010	Q1 2012	Q2 2012	Q4 2012
	Seattle, WA
9	Avalon at the Pinehills II	91	18.4	Q3 2010	Q2 2011	Q3 2011	Q1 2012
	Plymouth, MA
10	Avalon Springs II	100	31.3	Q3 2010	Q2 2011	Q3 2011	Q1 2012
	Wilton, CT
11	Avalon Green II	444	110.6	Q3 2010	Q4 2011	Q1 2013	Q3 2013
	Greenburgh, NY
12	Avalon Brandemoor II	82	15.5	Q3 2010	Q3 2011	Q4 2011	Q2 2012
	Lynnwood, WA

	Total	3,429	$1,072.5

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

Redevelopment Communities

As of September 30, 2010, there were seven communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $73,400,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing the level of our redevelopment activity related to communities in our current operating portfolio for the remainder of 2010.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity. The following presents a summary of these Redevelopment Communities:

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (1)	start	completion	operations (2)

1.	Avalon at Diamond Heights	154	$25.3	$30.6	Q4 2007	Q4 2010	Q2 2011
	San Francisco, CA
2.	Avalon Pleasanton	456	63.0	80.9	Q2 2009	Q4 2011	Q2 2012
	Pleasanton, CA
3.	Avalon Princeton Junction	512	30.2	49.9	Q2 2009	Q1 2012	Q3 2012
	West Windsor, NJ
4.	Avalon at Cedar Ridge	195	27.7	33.8	Q3 2009	Q4 2010	Q2 2011
	Daly City, CA
5.	Avalon Warm Springs	235	36.5	44.0	Q4 2009	Q1 2011	Q3 2011
	Fremont, CA
6.	Avalon Summit	245	17.7	26.8	Q2 2010	Q4 2011	Q2 2012
	Quincy, MA
7.	Avalon at Decoverly (3)	564	63.5	71.3	Q3 2010	Q4 2011	Q2 2012
	Rockville, MD
	Total (4)	2,361	$263.9	$337.3

(1)
Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)	Redevelopment efforts will be focused on the 368 apartment homes associated with the initial phase of this community which was acquired by a predecessor of the Company in 3Q 2005.

(4)
The Company commenced the redevelopment of Avalon at Prudential Center in Boston, MA and Crowne Ridge in San Rafael, CA during the second quarter 2010 for an estimated total capital cost of $35.4 million. The redevelopment of these communities is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations, including occupancy, or the expected future level of rental revenue. These communities are therefore included in the Established Community portfolio and not classified as Redevelopment Communities.

Development Rights

At September 30, 2010, we had $228,496,000 in acquisition and related capitalized costs for land parcels we own, and $81,124,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 24 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2010, includes $175,667,000 in original land acquisition costs.  We also have $49,430,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q.  The original land acquisition cost per home, including our obligation under the Commitment, ranged from $45,000 per home in Virginia to $160,000 per home in New York City.  In addition, the land for a Development Right that we control under a 99-year land lease agreement is subject to future minimum rental amounts of $6,500,000 per year. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 6,984 apartment homes to our portfolio.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 11 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 13 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

				Total
			Estimated	capitalized
			number	cost
	Location	Land Status	of homes	($ millions) (1)

1.	San Francisco, CA	Owned	173	$62
2.	Cohasset, MA	Owned	220	53
3.	Tysons Corner, VA I	Owned	354	78
4.	North Bergen, NJ	Owned	164	45
5.	Wood-Ridge, NJ	Optioned	406	87
6.	Garden City, NY	Owned	204	71
7.	Andover, MA	Owned	115	27
8.	New York, NY Phase I	Ground Lease	396	169
9.	Shelton, CT	Optioned	200	41
10.	Seattle, WA	Owned	271	81
11.	Dublin, CA Phase II	Optioned	486	145
12.	Somerset, NJ	Optioned	384	82
13.	Boston, MA	Option to Lease	187	97
14.	Hackensack, NJ	Option to Lease	226	48
15.	Rockville, MD	Owned	240	57
16.	Huntington Station, NY	Optioned	392	92
17.	Bloomingdale, NJ	Optioned	174	33
18.	Tysons Corner, VA II	Owned	338	87
19.	Stratford, CT	Owned	130	25
20.	Ossining, NY	Optioned	210	44
21.	Brooklyn, NY	Owned	861	443
22.	Ocean Township, NJ	Optioned	309	57
23.	New York, NY Phase II	Ground Lease	295	142
24.	Roselle Park, NJ	Optioned	249	54

	Total		6,984	$2,120

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

i)  The land that we originally acquired for future development has an original cost of $151,986,000, and a current carrying value of $90,499,000, and is comprised of nine parcels originally intended for the development of approximately 2,900 apartment homes.  The current carrying value of these land parcels reflects impairment charges of $61,487,000 incurred in prior periods.

ii)  The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $22,394,000, which reflects impairment charges of $12,166,000 incurred in prior periods.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters.  These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

●	our potential development, redevelopment, acquisition or disposition of communities;
●	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
●	the timing of lease-up, occupancy and stabilization of apartment communities;
●	the pursuit of land on which we are considering future development;
●	the anticipated operating performance of our communities;
●	cost, yield, revenue, NOI and earnings estimates;
●	our declaration or payment of distributions;
●	our joint venture and discretionary fund activities;
●	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;
●	our qualification as a REIT under the Internal Revenue Code;
●
the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, Midwest, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;

●	the availability of debt and equity financing;
●	interest rates;
●	general economic conditions including the recent economic downturn; and
●	trends affecting our financial condition or results of operations.

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

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

●	we may fail to secure development opportunities due to an inability to reach agreements with third-parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;
●
we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

●	construction costs of a community may exceed our original estimates;
●
we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

●	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;
●
financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

●
our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

●	we may be unsuccessful in our management of Fund I, Fund II or the REIT vehicles that are used with each respective Fund; and
●	we may be unsuccessful in managing changes in our portfolio composition.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

None.

Part II.                    OTHER INFORMATION

Item 1.                     Legal Proceedings

As reported in our Report on Form 8-K filed on October 20, 2010, the Company recently settled litigation with the U.S. Department of Justice regarding the accessibility of the Company's New York City buildings to persons with disabilities.  The Company does not expect that the settlement and the Company's fulfillment of its terms will have a material impact to its financial condition or results of operations.  Additional details regarding this matter follow.

In August 2008, the U.S. Attorney’s Office for the Southern District of New York on behalf of the United States filed a civil lawsuit in the federal district court in that jurisdiction against the Company, the joint venture that owns its Avalon Chrystie Place community, and the architect that designed Avalon Chrystie Place.  The lawsuit alleged that Avalon Chrystie Place was not designed and constructed in accordance with the accessibility requirements of the federal Fair Housing Act.  The Company designed and constructed Avalon Chrystie Place with a view to compliance with New York City’s Local Law 58, which is New York City’s code regulating accessible design and construction and has been viewed in New York City as a code that would also meet federal standards.  Without admitting or denying liability, the Company, the joint venture and the architect entered into a consent decree which the court approved on October 15, 2010.   The settlement requires that the Company make various agreed upon modifications to the apartment homes and common areas at Avalon Chrystie Place and inspect and, to the extent necessary, negotiate and make modifications at six other New York City communities owned by the Company.  All retrofits are expected be capitalized as real estate improvements. The consent decree contains other terms, including a civil penalty and the establishment of an aggrieved persons fund to compensate individuals in the event they can establish that they were damaged by the alleged accessibility deficiencies at the Company’s New York City communities.  Amounts remaining in the aggrieved persons fund after its administration period will revert to the Company.  The Company has entered into a separate agreement with the architect of Avalon Chrystie Place (who also designed three of the Company’s other New York City properties) to share some of the cost of the civil penalty and aggrieved persons fund.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its operations.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued 25 shares of common stock in exchange for 25 units of limited partnership held by a limited partner of Avalon DownREIT V, L.P.  The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.  The Company is relying on the exemption based on factual representations received from the limited partner who received these shares.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1- July 31, 2010	--	--	--	$200,000
August 1– August 31, 2010	1,687	105.50	--	$200,000
September 1- September 30, 2010	--	--	--	$200,000

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price.

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

3(i).2	--	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	--	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on March 1, 2010.)

3(ii).2	--	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	--
Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee.  (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	--
First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee.  (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	--
Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee.  (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	--
Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee.  (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	--
Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee.  (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	--
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	--
Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999.  (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	--
Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004.  (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	--
Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006.  (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	--
Notice, dated August 16, 2010, to extend Second Amended and Restated Revolving Loan Agreement, as amended, dated November 14, 2006, among AvalonBay Communities, Inc. and JP Morgan Chase, Bank of America, Morgan Stanley, Wells Fargo, Deutsche Bank and other banks.  (Filed herewith.)

12.1	--	Statements re: Computation of Ratios. (Filed herewith.)

31.1	--	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	--	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	--	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	--
XBRL (Extensible Business Reporting Language).  The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended September 30, 2010, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to consolidated financial statements.*

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 4, 2010	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)