Form 10-K
period 2010-12-31
AVALONBAY COMMUNITIES INC
filed 2011-02-23
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
____________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange

(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☒   No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒   No☐

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
Yes☐   No☒

The aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2010 was $7,879,117,070.

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2011 was 86,085,748.

Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2011 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier to entry markets of the United States.  These barriers to entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.  Our markets are located in New England, the New York/New Jersey Metro area, the Washington DC Metro area, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States.  We focus on these markets because we believe that, over the long-term, a limited new supply of apartment homes and lower housing affordability in these markets will result in higher growth in cash flows relative to other markets.

At January 31, 2011, we owned or held a direct or indirect ownership interest in:

●
173 operating apartment communities containing 51,693 apartment homes in ten states and the District of Columbia, of which 142 communities containing 43,052 apartment homes were consolidated for financial reporting purposes, four communities containing 1,194 apartment homes were held by joint ventures in which we hold an ownership and/or residual profits interest, and 27 communities containing 7,447 apartment homes were owned by the Funds (as defined below).  Nine of the consolidated communities containing 3,348 apartment homes were under redevelopment, as discussed below;

●	fourteen communities under construction that are expected to contain an aggregate of 3,334 apartment homes when completed; and

●	rights to develop an additional 26 communities that, if developed in the manner expected, will contain an estimated 7,313 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring an existing community.  In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our consolidated real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities.  Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that were not owned or had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful, as well as communities that are planned for disposition during the current year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up.  A more detailed description of these segments and other related information can be found in Note 9, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.

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

During the three years ended December 31, 2010, excluding activity for the Funds (as defined below), we did not acquire any apartment communities.  During the same three-year period, excluding dispositions in which we retained an ownership interest, we disposed of 18 apartment communities and completed the development of 26 apartment communities and the redevelopment of 11 apartment communities.

During this period, we also realized our pro rata share of the gain from the sale of one community owned by AvalonBay Value Added Fund, L.P. (“Fund I”), an institutional discretionary real estate investment fund, which we manage and in which we own a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance.  From its inception in March 2005 through the close of its investment period in March 2008, Fund I acquired 20 communities. Fund I sold one community in 2008.

In September 2008, we formed AvalonBay Value Added Fund II, L.P. (“Fund II”), an additional institutional discretionary real estate investment fund which we manage and in which we currently own a 31.3% interest. After adding additional equity commitments in the second quarter of 2009, a total of five institutional investors and the Company collectively committed $400,000,000, of which our commitment is $125,000,000. From its formation through December 31, 2010, Fund II acquired eight communities. A more detailed description of Fund I and Fund II (collectively, the “Funds”) and the related investment activity can be found in the discussion under Item I., “Business – General – Financing Strategy” and Note 6, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 of this report.

During 2010, we sold four real estate assets, resulting in a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $71,399,000.

A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.

Development Strategy.  We select land for development and follow established procedures that we believe minimize both the cost and the risks of development.  As one of the largest developers of multifamily rental apartment communities in high barrier to entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices.  In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices in or near the following cities:

●	Boston, Massachusetts;
●	Chicago, Illinois;
●	Long Island, New York;
●	Los Angeles, California;
●	New York, New York;
●	Newport Beach, California;
●	San Francisco, California;
●	San Jose, California;
●	Seattle, Washington;
●	Shelton, Connecticut;
●	Virginia Beach, Virginia; and
●	Woodbridge, New Jersey.

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

Acquisition Strategy.  Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target.  Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence.  Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio.  In September 2008, we formed Fund II, which serves as the exclusive vehicle through which we acquire additional investments in apartment communities until the earlier of August 2011 or until 90% of its committed capital is invested, subject to certain exceptions.  As of December 31, 2010, Fund II had acquired eight communities. We may also from time to time engage in acquisitions and/or dispositions of single communities or portfolios of multiple properties (including by way of tax deferred like-kind exchanges) to adjust our investment allocation by geographic market and product type.

Property Management Strategy.  We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize revenue include:

●	strong focus on resident satisfaction;
●	staggering lease terms such that lease expirations are better matched to traffic patterns;
●	balancing high occupancy with premium pricing, and increasing rents as market conditions permit; and
●	managing community occupancy for optimal rental revenue levels.

Constraining growth in operating expenses is another way in which we seek to increase earnings growth.  Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins.  We constrain growth in operating expenses in a variety of ways, which, among others, include the following:

●	we use purchase order controls, acquiring goods and services from pre-approved vendors;
●	we purchase supplies in bulk where possible;
●	we bid third-party contracts on a volume basis;
●
we strive to retain residents through high levels of service in order to eliminate the cost of preparing an apartment home for a new resident and to reduce marketing and vacant apartment utility costs;

●	we perform turnover work in-house or hire third parties, generally depending upon the least costly alternative;
●	we undertake preventive maintenance regularly to maximize resident satisfaction and property and equipment life; and
●	we aggressively pursue real estate tax appeals.

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

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction.  In general, as a REIT we cannot directly provide services to our tenants that are not customarily provided by a landlord, nor can we share in the income of a third party that provides such services.  However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” subject to federal income taxes.

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

We established the Funds to engage in acquisition programs through discretionary real estate investment funds.  We believe this investment format provides the following attractive attributes:  (i) this format provides third party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) the use of a discretionary investment fund structure provides additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) this format provides visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

From its inception in 2005 until the investment period closed in March 2008, Fund I was the exclusive vehicle through which we invested in the acquisition of apartment communities, subject to certain exceptions.  In September 2008, we formed Fund II.  Fund II now serves as the exclusive vehicle through which we invest in the acquisition of apartment communities, subject to certain exceptions, until the earlier of August 2011 or until 90% of its committed capital is invested.  These exceptions include significant individual asset and portfolio acquisitions, properties acquired in tax-deferred transactions and acquisitions that are inadvisable or inappropriate for Fund II.  Fund II does not restrict our development activities, and will terminate after a term of ten years, subject to two one-year extensions.  Fund II has equity commitments from five institutional investors who, with the Company, collectively committed $400,000,000, of which our commitment is $125,000,000. A significant portion of the investments made in the Funds by investors have been or will be made through an entity that qualifies as a REIT and in which we also own an equity interest.  As of January 31, 2011, Fund II has made nine investments, for a total of $571,235,000 invested. As of January 31, 2011, equity investors had contributed $233,700,000 of their committed capital to Fund II.

In addition, we may, from time to time, offer shares of our equity securities, debt securities or options to purchase stock in exchange for property.  We may also acquire properties in exchange for properties we currently own.

Other Strategies and Activities.  While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT.  In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area) or (ii) we believe the retail space will enhance the attractiveness of the community to residents.  As of December 31, 2010, we had a total of 533,489 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2010 was $8,168,000 (0.9% of total revenue).  If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale.  At present, through a taxable REIT subsidiary that is a 50% partner in Aria at Hathorne, LLC, we have an economic interest in the development of for-sale town homes that have a total projected capital cost of $23,621,000. This for-sale development is on a site that is adjacent to our Avalon Danvers community and that is zoned for for-sale development.  Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so.  At all times we intend to make investments in a manner so as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code of 1986 (or the Treasury Regulations), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT.

Tax Matters

We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, and intend to maintain our qualification as a REIT in the future.  As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders.  We expect to make sufficient distributions to avoid income tax at the corporate level.  While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard.  Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

As we discussed in "Federal Income Tax Considerations and Consequences of Your Investment - Expiration of Certain Reduced Tax Rate Provisions" of our Prospectus Supplement dated November 5, 2010, several U.S. federal income tax rates were scheduled to increase in taxable years beginning after December 31, 2010.  However, under recently enacted legislation, Congress has temporarily extended the following rates for taxable years beginning before January 1, 2013: (1) the 15% maximum rate for long-term capital gains applicable to individuals, trusts and estates, (2) the 15% maximum rate for qualified dividend income applicable to individuals, trusts and estates; and (3) the 28% backup withholding rate.

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

We maintain a website at www.avalonbay.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investors” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC.  In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Policy Regarding Shareholder Rights Agreement and Code of Conduct, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention:  Chief Financial Officer.  To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2011, we had 1,993 employees.

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

●
we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;

●
occupancy rates and rents at a community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;

●
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

●	we may incur costs that exceed our original estimates due to increased material, labor or other costs;
●	we may be unable to complete construction and lease-up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;
●	we may be unable to obtain financing with favorable terms, or at all, for the proposed development of a community, which may cause us to delay or abandon an opportunity;
●
we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements); and

●
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

We project construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty.  Construction costs may increase, particularly for labor and certain materials and, for some of our Development Communities and Development Rights (as defined below), the total construction costs may be higher than the original budget.  Total capitalized cost includes all capitalized costs incurred and projected to be incurred to develop or redevelop a community, determined in accordance with GAAP, including:

●	land and/or property acquisition costs;
●	fees paid to secure air rights and/or tax abatements;
●	construction or reconstruction costs;
●	costs of environmental remediation;
●	real estate taxes;
●	capitalized interest;
●	loan fees;
●	permits;
●	professional fees;
●	allocated development or redevelopment overhead; and
●	other regulatory fees.

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

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of our assets, including joint ventures and investments in the Funds.

Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our communities. The risks that may adversely affect conditions in those markets include the following:

●	plant closings, industry slowdowns and other factors that adversely affect the local economy;
●	an oversupply of, or a reduced demand for, apartment homes;
●	a decline in household formation or employment or lack of employment growth;
●	the inability or unwillingness of residents to pay rent increases;
●	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
●	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

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

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as "tax-exempt bonds” and generally must be secured by mortgages on our communities.  As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests.  As of December 31, 2010, approximately 6.23% of our apartment homes at current operating communities were under income limitations such as these.  These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.

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

Subject to the requirements related to Fund II, we may in the future acquire apartment communities on a select basis. Our acquisition activities and their success may be exposed to the following risks:

●	an acquired property may fail to perform as we expected in analyzing our investment; and
●	our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate.

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

Land we hold with no current intent to develop may be subject to future impairment charges.

We own parcels of land that we do not currently intend to develop. As discussed in Item 2., "Communities - Other Land and Real Estate Assets," in the event that the fair market value of a parcel changes such that the we determine that the carrying basis of the parcel reflected in our financial statements is greater than the parcel's then current fair value, less costs to dispose, we would be subject to an impairment charge, which would reduce our net income.

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

Risks associated with an investment in and management of discretionary real estate investment funds.

We formed Fund I which, through a wholly owned subsidiary, we manage as the general partner and in which we have invested approximately $50,000,000 at December 31, 2010, representing our total capital commitment, for an equity interest of approximately 15%.  We have also formed Fund II which, through a wholly owned subsidiary, we manage as the general partner and to which we have committed $125,000,000, representing an equity interest of approximately 31%.  We have invested approximately $73,031,000 at December 31, 2010 in Fund II.  These Funds present risks, including the following:

●	investors in Fund II may fail to make their capital contributions when due and, as a result, Fund II may be unable to execute its investment objectives;
●
our subsidiaries that are the general partners of the Funds are generally liable, under partnership law, for the debts and obligations of the respective Funds, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Funds;

●
investors in the Funds holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive an additional nine months of management fees after such removal and our right to acquire one of the properties then held by the Funds;

●
while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Funds to make certain investments or implement certain decisions that we consider beneficial;

●
we can develop communities but have been generally prohibited from making acquisitions of apartment communities outside of Fund II, which is our exclusive investment vehicle until August 2011 or when 90% of Fund II’s capital is invested, subject to certain exceptions; and

●
we may be liable and/or our status as a REIT may be jeopardized if either the Funds, or the REITs through which a number of investors have invested in the Funds and which we manage, fail to comply with various tax or other regulatory matters.

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

Particularly in New England, the New York and New Jersey Metro area and the Midwest, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice as well as from delays in construction. In addition, inclement weather could increase the need for maintenance and repair of our communities.

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

We are also aware that environmental agencies and third parties have, in the case of certain properties with on-site or nearby contamination, asserted claims for remediation or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors from soils underlying or in the vicinity of those buildings or on nearby properties. We currently do not anticipate that we will incur any material liabilities as a result of vapor intrusion at our communities.

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

We cannot assure you that:

●	the environmental assessments described above have identified all potential environmental liabilities;
●	no prior owner created any material environmental condition not known to us or the consultants who prepared the assessments;
●	no environmental liabilities have developed since the environmental assessments were prepared;
●	the condition of land or operations in the vicinity of our communities, such as the presence of underground storage tanks, will not affect the environmental condition of our communities;
●	future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability; and
●	no environmental liabilities will arise at communities that we have sold for which we may have liability.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

●
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the year ended December 31, 2010, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2009, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

●
Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year.  For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s acquisition cost and is expected to have a material impact on the community's operations, including occupancy levels and future retention rates.  The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement, or by one of the Funds.

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

As of December 31, 2010, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	25	6,442
Metro NY/NJ	20	6,596
Mid-Atlantic/Midwest	15	5,944
Pacific Northwest	8	1,943
Northern California	19	5,721
Southern California	12	3,460
Total Established	99	30,106

Other Stabilized Communities:
New England	10	2,445
Metro NY/NJ	9	2,695
Mid-Atlantic/Midwest	13	3,836
Pacific Northwest	4	1,021
Northern California	10	2,486
Southern California	15	4,040
Total Other Stabilized	61	16,523

Lease-Up Communities	3	1,268

Redevelopment Communities	9	3,348

Total Current Communities	172	51,245

Development Communities	14	3,334

Development Rights	26	7,313

Our holdings under each of the above categories are discussed on the following pages.

Current Communities

Our Current Communities are primarily garden-style apartment communities consisting of two and three-story buildings in landscaped settings.  As of January 31, 2011, our current communities consisted of 120 garden-style (of which 15 are mixed communities and/or include town homes), 22 high-rise and 31 mid-rise apartment communities.

Our communities generally offer a variety of quality amenities and features, which may include:

●	fully-equipped kitchens;
●	lofts and vaulted ceilings;
●	walk-in closets;
●	fireplaces;
●	patios/decks; and
●	modern appliances.

Other features at various communities may include:

●	swimming pools;
●	fitness centers;
●	tennis courts; and
●	wi-fi lounges.

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1-31-10	1-31-11	1-31-10	1-31-11	1-31-10	1-31-11

New England	36	37	9,132	9,351	19.2%	18.1%
Boston, MA	25	26	6,683	6,902	14.0%	13.4%
Fairfield County, CT	11	11	2,449	2,449	5.2%	4.7%

Metro NY/NJ	32	33	10,255	11,250	21.5%	21.8%
Long Island, NY	6	7	1,732	1,932	3.6%	3.8%
Northern New Jersey	5	5	1,618	1,618	3.4%	3.1%
Central New Jersey	6	7	2,258	3,034	4.7%	5.9%
New York, NY	15	14	4,647	4,666	9.8%	9.0%

Mid-Atlantic/Midwest	27	29	9,409	10,344	19.8%	20.0%
Washington, DC	22	24	8,152	9,087	17.1%	17.6%
Chicago, IL	5	5	1,257	1,257	2.7%	2.4%

Pacific Northwest	12	12	2,964	2,964	6.2%	5.7%
Seattle, WA	12	12	2,964	2,964	6.2%	5.7%

Northern California	32	33	9,160	9,578	19.2%	18.5%
Oakland-East Bay, CA	9	10	2,833	3,251	5.9%	6.3%
San Francisco, CA	12	12	2,749	2,749	5.8%	5.3%
San Jose, CA	11	11	3,578	3,578	7.5%	6.9%

Southern California	25	29	6,711	8,206	14.1%	15.9%
Los Angeles, CA	12	13	3,345	3,555	7.0%	6.9%
Orange County, CA	9	11	2,147	2,984	4.5%	5.8%
San Diego, CA	4	5	1,219	1,667	2.6%	3.2%

	164	173	47,631	51,693	100.0%	100.0%

We manage and operate substantially all of our Current Communities.  During the year ended December 31, 2010, we completed construction of 1,547 apartment homes in four communities and sold 1,007 apartment homes in three communities.  The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 16 years.  When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the average age of our Current Communities is 10 years.

Of the Current Communities, as of January 31, 2011, we owned:

●
a full fee simple, or absolute, ownership interest in 131 operating communities, nine of which are on land subject to land leases expiring in October 2026, November 2028, December 2034, December 2061, April 2095, September 2105, May 2105 and March 2142, and 82 of which are owned by subsidiary partnerships, limited liability companies or corporations;

●
a general partnership interest and an indirect limited partnership interest in both Fund I and Fund II.  Subsidiaries of Fund I own a fee simple interest in 19 operating communities, and subsidiaries of Fund II own a fee simple interest in nine operating communities;

●	a general partnership interest in two partnerships structured as “DownREITs,” as described more fully below, that own an aggregate of seven communities;
●
a membership interest in four limited liability companies and a partnership interest in two partnerships, each with direct or indirect third-party ownership interest therein, that each hold a fee simple interest in an operating community, one of which is on land subject to a land lease expiring in February 2093; and

●	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006.

For some communities, a land lease is used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. We have options to purchase the underlying land for the leases that expire in October 2026, November 2028, December 2034 and April 2095. We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in the 14 Development Communities, all of which are currently consolidated for financial reporting purposes and one of which is subject to a land lease expiring in April 2106.

In our two partnerships structured as DownREITs, either AvalonBay or one of our wholly owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest.  For each DownREIT partnership, limited partners are entitled to receive an initial distribution before any distribution is made to the general partner.  Although the partnership agreements for each of the DownREITs are different, generally the distributions per unit paid to the holders of units of limited partnership interests have approximated our current common stock dividend amount.  The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement and based on the fair value of our common stock.  In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount.  As of January 31, 2011, there were 15,207 DownREIT partnership units outstanding. The DownREIT partnerships are consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
							Average economic occupancy		Average rental rate
City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion / acquistion	Average size (Sq. Ft.)	Physical occupancy at 12/31/10	2010	2009	$ per Apt (4)	$ per Sq. Ft.	Financial reporting cost (5)

CURRENT COMMUNITIES

NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	237,855	16.1	1994	1,201	95.5%	96.4%		95.0%		1,760	1.41		17,072
Avalon Oaks	Wilmington, MA	204	237,167	22.5	1999	1,163	96.1%	97.0%		97.1%		1,500	1.25		21,360
Avalon Summit	Quincy, MA	245	224,974	8.0	1986/1996	918	87.8%	92.6%	(2)	96.0%		1,356	1.37	(2)	23,887
Avalon Essex	Peabody, MA	154	201,063	11.1	2000	1,306	96.8%	97.8%		96.3%		1,594	1.19		22,068
Avalon at Prudential Center	Boston, MA	780	759,130	1.0	1968/1998	973	94.4%	95.2%		93.8%		2,951	2.89		176,405
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,111	96.7%	95.3%		96.3%		1,416	1.21		17,122
Avalon Orchards	Marlborough, MA	156	179,227	23.0	2002	1,149	94.9%	97.4%		96.4%		1,523	1.29		21,782
Avalon at Newton Highlands (8)	Newton, MA	294	339,537	7.0	2003	1,155	90.8%	96.6%		96.1%		2,140	1.79		57,735
Avalon at The Pinehills I	Plymouth, MA	101	151,629	6.0	2004	1,501	99.0%	97.9%		95.0%		1,909	1.25		20,009
Avalon at Crane Brook	Peabody, MA	387	433,778	20.0	2004	1,121	94.1%	96.9%		95.6%		1,375	1.19		55,078
Essex Place	Peabody, MA	286	250,473	18.0	2004	876	93.7%	96.6%		93.9%	(2)	1,277	1.41		35,229
Avalon at Bedford Center	Bedford, MA	139	159,704	38.0	2005	1,149	96.4%	96.1%		95.5%		1,769	1.48		24,851
Avalon Chestnut Hill	Chestnut Hill, MA	204	271,899	4.7	2007	1,333	95.6%	96.7%		96.0%		2,406	1.75		60,614
Avalon Shrewsbury	Shrewsbury, MA	251	274,780	25.5	2007	1,095	96.4%	95.9%		94.7%		1,385	1.21		35,760
Avalon Danvers	Danvers, MA	433	512,991	75.0	2006	1,185	93.3%	95.7%		95.1%		1,507	1.22		83,914
Avalon Woburn	Woburn, MA	446	486,091	56.0	2007	1,090	92.4%	95.9%		96.4%		1,626	1.43		83,288
Avalon at Lexington Hills	Lexington, MA	387	511,454	23.0	2007	1,322	94.8%	96.2%		94.8%		1,967	1.43		87,844
Avalon Acton	Acton, MA	380	373,690	50.3	2007	983	92.1%	95.7%		95.0%		1,341	1.31		63,073
Avalon Sharon	Sharon, MA	156	178,628	27.2	2007	1,145	92.3%	96.1%		96.5%		1,667	1.40		30,241
Avalon at Center Place (11)	Providence, RI	225	233,910	1.2	1991/1997	1,040	93.8%	96.3%		95.0%		2,016	1.87		30,326
Avalon at Hingham Shipyard	Hingham, MA	235	298,981	12.9	2009	1,272	93.2%	96.6%		80.1%	(3)	1,890	1.44		53,809
Avalon Northborough I	Northborough, MA	163	183,000	14.0	2009	1,123	94.5%	95.9%		53.0%	(3)	1,463	1.25		25,854
Avalon Blue Hills	Randolph, MA	276	307,085	23.1	2009	1,113	94.2%	95.3%		42.7%	(3)	1,373	1.18		45,848
Avalon Northborough II	Northborough, MA	219	271,150	17.7	2010	1,238	89.0%	46.7%	(3)	N/A	(3)	1,426	0.54	(3)	34,638

Fairfield-New Haven, CT
Avalon Gates	Trumbull, CT	340	389,047	37.0	1997	1,144	95.3%	97.8%		96.9%		1,631	1.39		37,955
Avalon Glen	Stamford, CT	238	265,940	4.1	1991	1,117	90.3%	96.0%		95.2%		1,806	1.55		32,605
Avalon Springs	Wilton, CT	102	160,159	12.0	1996	1,570	95.1%	95.6%		95.2%		2,722	1.66		17,302
Avalon Valley	Danbury, CT	268	303,193	17.1	1999	1,131	95.9%	97.1%		96.4%		1,595	1.37		26,371
Avalon on Stamford Harbor	Stamford, CT	323	337,572	12.1	2003	1,045	92.6%	95.8%		94.8%		2,364	2.17		63,103
Avalon New Canaan (9)	New Canaan, CT	104	145,118	9.1	2002	1,395	96.2%	96.2%		94.2%		2,662	1.83		24,515
Avalon at Greyrock Place	Stamford, CT	306	334,381	3.0	2002	1,093	93.8%	95.9%		95.3%		2,048	1.80		70,897
Avalon Danbury	Danbury, CT	234	238,952	36.0	2005	1,021	95.7%	97.0%		95.6%		1,575	1.50		35,748
Avalon Darien	Darien, CT	189	242,533	32.0	2004	1,283	93.1%	95.8%		93.7%		2,462	1.84		41,629
Avalon Milford I	Milford, CT	246	230,246	22.0	2004	936	95.9%	97.3%		97.9%		1,482	1.54		31,505
Avalon Huntington	Shelton, CT	99	145,573	7.1	2008	1,470	93.9%	96.5%		86.8%		2,050	1.35		25,301

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
							Average economic occupancy		Average rental rate
City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion / acquistion	Average size (Sq. Ft.)	Physical occupancy at 12/31/10	2010	2009	$ per Apt (4)	$ per Sq. Ft.	Financial reporting cost (5)

METRO NY/NJ
Long Island, NY
Avalon Commons	Smithtown, NY	312	385,290	20.6	1997	1,235	97.1%	96.9%	(2)	94.5%		2,077	1.63	(2)	34,402
Avalon Towers	Long Beach, NY	109	135,036	1.3	1990/1995	1,239	94.5%	96.8%		96.0%		3,517	2.75		21,648
Avalon Court	Melville, NY	494	601,342	35.4	1997/2000	1,217	93.7%	95.7%		95.2%		2,398	1.89		60,511
Avalon at Glen Cove South (11)	Glen Cove, NY	256	262,285	4.0	2004	1,025	95.7%	95.4%		95.1%		2,280	2.12		68,263
Avalon Pines I & II	Coram, NY	450	547,981	74.0	2005/2006	1,218	94.0%	95.5%		94.7%		1,978	1.55		71,713
Avalon at Glen Cove North (11)	Glen Cove, NY	111	100,851	1.3	2007	909	91.0%	94.9%		95.3%		2,099	2.19		39,970
Avalon Charles Pond	Coram, NY	200	176,000	39.0	2009	880	93.0%	96.8%		50.5%	(3)	1,804	1.98		48,270

Northern New Jersey
Avalon Cove	Jersey City, NJ	504	640,467	11.0	1997	1,271	95.8%	96.3%	(2)	96.1%		2,568	1.95	(2)	93,762
Avalon at Edgewater	Edgewater, NJ	408	438,670	7.6	2002	1,075	94.6%	96.5%		95.8%		2,252	2.02		75,813
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	94.8%	96.1%		96.3%		2,505	1.97		42,282
Avalon Lyndhurst	Lyndhurst, NJ	328	352,462	5.8	2006	1,075	94.8%	96.2%		96.1%		2,019	1.81		80,991

Central New Jersey
Avalon Run & Run East (7)	Lawrenceville, NJ	632	718,101	36.1	1994/1996	1,136	94.0%	96.3%		95.7%		1,490	1.26		76,839
Avalon Princeton Junction	West Windsor, NJ	512	496,141	64.4	1988	969	91.6%	94.5%	(2)	96.0%	(2)	1,404	1.37	(2)	44,793
Avalon at Freehold	Freehold, NJ	296	317,416	40.3	2002	1,072	92.6%	96.5%		96.2%		1,725	1.55		34,877
Avalon Run East II	Lawrenceville, NJ	312	341,292	70.5	2003	1,094	94.9%	96.8%		95.5%		1,763	1.56		52,336
Avalon at Tinton Falls	Tinton Falls, NJ	216	240,747	35.0	2007	1,115	92.6%	95.6%		95.9%		1,760	1.51		41,106

New York, NY
Avalon Gardens	Nanuet, NY	504	617,992	62.5	1998	1,226	95.0%	96.7%		96.9%		2,033	1.60		55,822
Avalon Green	Elmsford, NY	105	115,038	16.9	1995	1,096	93.3%	96.4%		97.3%		2,292	2.02		14,038
Avalon Willow	Mamaroneck, NY	227	240,459	4.0	2000	1,059	96.0%	96.5%		97.1%		2,184	1.99		47,670
The Avalon	Bronxville, NY	110	148,335	1.5	1999	1,349	92.7%	96.6%		96.1%		3,585	2.57		31,639
Avalon Riverview I (11)	Long Island City, NY	372	352,988	1.0	2002	949	93.3%	95.7%		96.8%		3,044	3.07		95,514
Avalon Bowery Place I	New York, NY	206	162,000	1.1	2006	786	99.0%	97.4%		95.5%		4,308	5.33		94,498
Avalon Riverview North (11)	Long Island City, NY	602	519,092	1.8	2007	862	94.5%	95.8%		96.2%		2,757	3.06		165,129
Avalon on the Sound East (11)	New Rochelle, NY	588	622,999	1.7	2007	1,060	94.0%	96.0%		96.1%		2,277	2.06		181,790
Avalon Bowery Place II	New York, NY	90	73,624	1.1	2007	818	98.0%	96.2%		94.1%		3,576	4.21		56,621
Avalon White Plains	White Plains, NY	407	379,555	0.1	2009	933	94.6%	93.7%		54.3%	(3)	2,454	2.47		151,942
Avalon Morningside Park (11)	New York, NY	295	243,157	0.8	2009	824	94.2%	96.0%		89.5%	(3)	2,970	3.46		110,999
Avalon Fort Greene	Brooklyn, NY	631	498,632	1.0	2010	790	90.0%	47.1%	(3)	4.9%	(3)	2,447	1.46	(3)	295,728

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
							Average economic occupancy		Average rental rate
City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion / acquistion	Average size (Sq. Ft.)	Physical occupancy at 12/31/10	2010	2009	$ per Apt (4)	$ per Sq. Ft.	Financial reporting cost (5)

MID-ATLANTIC/MIDWEST
Baltimore, MD
Avalon at Fairway Hills I, II, & III (7)	Columbia, MD	720	724,027	59.0	1987/1996	1,006	93.3%	96.2%		96.3%		1,365	1.31		53,307
Avalon Symphony Woods (SGlen)	Columbia, MD	176	179,880	10.0	1986	1,022	94.3%	96.4%		92.8%	(2)	1,434	1.35		13,839
Avalon Symphony Woods (SGate)	Columbia, MD	216	214,670	12.7	1986/2006	994	91.2%	96.1%		92.0%	(2)	1,370	1.32		41,803

Washington, DC
Avalon at Foxhall	Washington, DC	308	297,876	2.7	1982	967	90.3%	93.8%		95.3%		2,402	2.33		45,150
Avalon at Gallery Place I	Washington, DC	203	184,157	0.5	2003	907	94.6%	95.7%		96.8%		2,625	2.77		49,067
Avalon at Decoverly	Rockville, MD	564	551,292	34.8	1991/1995/2007	977	94.3%	95.7%	(2)	95.7%		1,481	1.45	(2)	66,482
Avalon Fields I	Gaithersburg, MD	192	197,280	5.0	1996	1,028	94.8%	97.6%		97.9%		1,422	1.35		14,579
Avalon Fields II	Gaithersburg, MD	96	100,268	5.0	1998	1,044	93.8%	96.2%		96.3%		1,630	1.50		8,333
Avalon at Rock Spring (9) (11)	North Bethesda, MD	386	387,884	10.2	2003	1,005	95.3%	96.3%		97.5%		1,805	1.73		82,784
Avalon at Grosvenor Station	North Bethesda, MD	497	472,001	10.0	2004	950	95.8%	96.1%		96.9%		1,793	1.81		82,597
Avalon at Traville	North Potomac, MD	520	575,529	47.9	2004	1,107	94.6%	96.8%		96.5%		1,791	1.57		70,183
Avalon Fair Lakes	Fairfax, VA	420	354,945	24.3	1989/1996	845	96.7%	96.5%		95.7%		1,390	1.59		37,930
Avalon at Ballston - Washington Towers	Arlington, VA	344	294,954	4.1	1990	857	93.3%	96.7%		95.8%		1,840	2.07		39,215
Avalon at Cameron Court	Alexandria, VA	460	478,068	16.0	1998	1,039	93.7%	95.1%		96.4%		1,907	1.74		44,556
Avalon at Providence Park	Fairfax, VA	141	148,282	9.3	1988/1997	1,052	96.5%	97.0%		96.3%		1,583	1.46		12,061
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	95.3%	96.6%		97.0%		1,869	1.64		58,030
Avalon at Arlington Square	Arlington, VA	842	628,433	20.1	2001	746	96.1%	95.9%		96.6%		1,921	2.47		113,953

Chicago, IL
Avalon at Stratford Green (8)	Bloomingdale, IL	192	237,124	12.7	1997	1,235	96.4%	96.6%		96.0%		1,437	1.12		22,340
Avalon Arlington Heights	Arlington Heights, IL	409	352,236	2.8	1987/2000	861	94.9%	96.1%		95.7%		1,478	1.65		57,152

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	219,075	8.4	1991/1997	987	94.1%	95.7%		92.0%		1,247	1.21		31,964
Avalon at Bear Creek	Redmond, WA	264	296,530	22.2	1998	1,123	93.6%	94.6%		94.4%		1,250	1.05		36,998
Avalon Bellevue	Bellevue, WA	200	170,965	1.7	2001	855	95.0%	94.7%		93.3%		1,419	1.57		31,122
Avalon RockMeadow (8)	Bothell, WA	206	246,683	11.2	2000	1,197	91.7%	94.4%		94.4%		1,219	0.96		25,038
Avalon WildReed (8)	Everett, WA	234	266,580	23.0	2000	1,139	97.9%	95.8%		95.3%		1,012	0.85		23,179
Avalon HighGrove (8)	Everett, WA	391	428,962	19.0	2000	1,097	93.6%	95.7%		93.9%		1,021	0.89		39,974
Avalon ParcSquare (8)	Redmond, WA	124	131,706	2.0	2000	1,062	94.4%	95.5%		93.0%		1,491	1.34		19,588
Avalon Brandemoor (8)	Lynwood, WA	424	465,257	27.0	2001	1,097	91.7%	94.6%		95.1%		1,086	0.94		45,691
Avalon Belltown	Seattle, WA	100	95,201	0.7	2001	952	91.0%	94.3%		93.1%		1,664	1.65		18,502
Avalon Meydenbauer	Bellevue, WA	368	333,502	3.6	2008	906	92.4%	95.9%		92.2%		1,494	1.58		89,442

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
							Average economic occupancy		Average rental rate
City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion / acquistion	Average size (Sq. Ft.)	Physical occupancy at 12/31/10	2010	2009	$ per Apt (4)	$ per Sq. Ft.	Financial reporting cost (5)

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	386,277	14.3	1994	1,254	95.8%	96.8%		97.1%		1,622	1.25		58,235
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	95.6%	96.5%		96.7%		1,436	1.58		28,864
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	89.7%	89.8%	(2)	95.3%	(2)	1,332	1.49	(2)	74,064
Avalon at Union Square	Union City, CA	208	150,320	8.5	1973/1996	723	95.2%	96.1%		95.9%		1,158	1.54		23,069
Waterford	Hayward, CA	544	452,043	11.1	1985/1986	831	95.8%	94.9%		91.8%		1,181	1.35		62,213
Avalon Warm Springs	Fremont, CA	235	191,935	13.5	1985/1994	817	92.8%	93.5%	(2)	96.8%	(2)	1,392	1.59	(2)	42,973
Avalon at Dublin Station	Dublin, CA	305	300,760	4.7	2006	986	93.4%	95.0%		94.1%		1,684	1.62		84,431
Avalon Union City	Union City, CA	439	428,730	6.0	2009	977	95.0%	94.7%		42.5%	(3)	1,479	1.43		118,628
Avalon Walnut Creek (11)	Walnut Creek, CA	418	448,384	5.3	2010	1,073	73.0%	32.4%	(3)	N/A	(3)	1,418	0.43	(3)	144,279

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	99.0%	91.9%	(2)	95.5%	(2)	1,528	1.94	(2)	32,231
Avalon at Nob Hill	San Francisco, CA	185	108,712	1.4	1990/1995	588	93.0%	96.5%		96.0%		1,809	2.97		28,351
Crowne Ridge	San Rafael, CA	254	222,685	21.9	1973/1996	877	96.1%	95.9%	(2)	95.6%		1,478	1.62	(2)	38,198
Avalon Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	95.5%	96.5%		95.0%		1,510	1.89		44,194
Avalon Towers by the Bay	San Francisco, CA	227	285,881	1.0	1999	1,259	98.2%	96.6%		96.1%		2,945	2.26		67,161
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	93.2%	95.6%		95.1%		1,587	1.79		32,729
Avalon Sunset Towers	San Francisco, CA	243	171,854	16.0	1961/1996	707	93.0%	95.2%	(2)	94.2%		1,890	2.54	(2)	29,703
Avalon at Diamond Heights	San Francisco, CA	154	123,566	3.0	1972/1994	802	98.1%	94.0%	(2)	93.2%	(2)	1,889	2.21	(2)	29,610
Avalon at Mission Bay North	San Francisco, CA	250	240,368	1.4	2003	961	94.4%	96.0%		96.3%		2,967	2.96		94,143
Avalon at Mission Bay III	San Francisco, CA	260	261,361	1.5	2009	1,005	93.5%	92.4%		46.3%	(3)	2,961	2.72		147,183

San Jose, CA
Avalon Campbell	Campbell, CA	348	329,816	10.8	1995	948	94.5%	95.7%		94.5%		1,623	1.64		60,970
CountryBrook	San Jose, CA	360	322,992	14.0	1985/1996	897	96.7%	97.0%		94.9%		1,399	1.51		52,922
Avalon on the Alameda	San Jose, CA	305	320,464	8.9	1999	1,051	94.8%	96.7%		96.7%		1,906	1.75		57,492
Avalon Rosewalk	San Jose, CA	456	459,162	16.6	1997/1999	1,007	94.5%	95.1%		95.8%		1,636	1.55		80,480
Avalon Silicon Valley	Sunnyvale, CA	710	659,729	13.6	1997	929	94.8%	96.1%		96.8%		1,864	1.93		124,115
Avalon Mountain View (9)	Mountain View, CA	248	211,552	10.5	1986	853	98.4%	96.3%		90.6%	(2)	1,880	2.12		58,887
Avalon at Creekside	Mountain View, CA	294	215,680	13.0	1962/1997	734	93.9%	96.3%		97.0%		1,456	1.91		43,724
Avalon at Cahill Park	San Jose, CA	218	221,933	3.8	2002	1,018	95.9%	95.7%		96.7%		1,914	1.80		52,774
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	94.8%	96.8%		97.0%		2,537	2.37		66,230
Countrybrook II	San Jose, CA	80	64,554	3.6	2007	807	96.3%	97.3%		95.2%		1,377	1.66		18,029

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
							Average economic occupancy		Average rental rate
City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion / acquistion	Average size (Sq. Ft.)	Physical occupancy at 12/31/10	2010	2009	$ per Apt (4)	$ per Sq. Ft.	Financial reporting cost (5)

SOUTHERN CALIFORNIA
Orange County, CA
Avalon Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	95.2%	96.2%		95.3%		1,563	1.78		10,440
Avalon Mission Viejo	Mission Viejo, CA	166	124,770	7.8	1984/1996	752	98.2%	95.2%		93.5%		1,191	1.51		14,154
Avalon at South Coast	Costa Mesa, CA	258	210,922	8.0	1973/1996	818	94.2%	95.9%	(2)	94.0%		1,300	1.52	(2)	26,027
Avalon Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	95.7%	95.2%		93.1%		1,250	1.56		24,956
Avalon at Pacific Bay	Huntington Beach, CA	304	268,720	9.7	1971/1997	884	95.4%	94.6%		94.2%		1,432	1.53		33,234
Avalon Warner Place	Canoga Park, CA	210	186,402	3.3	2007	888	96.2%	96.4%		94.1%		1,542	1.67		52,798
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	3.5	2009	1,205	95.6%	94.8%		49.2%	(3)	2,117	1.67		97,878
Avalon Irvine	Irvine, CA	279	243,157	4.5	2010	872	94.6%	88.7%	(3)	34.9%	(3)	1,619	1.65		77,327
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	97.2%	96.4%		86.0%		949	1.21		N/A

San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,320	12.9	1969/1997	713	95.7%	95.2%		94.6%		1,391	1.86		67,503
Avalon at Mission Ridge	San Diego, CA	200	208,125	4.0	1960/1997	1,041	96.0%	93.5%		92.3%		1,591	1.43		22,662
Avalon at Cortez Hill	San Diego, CA	294	227,373	1.4	1973/1998	773	96.9%	94.9%		93.4%		1,464	1.80		34,746
Avalon Fashion Valley	San Diego, CA	161	186,766	10.0	2008	1,160	93.8%	94.8%		68.4%		2,380	1.68		64,608

Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	532,264	14.1	1961/1997	712	95.1%	95.5%		94.5%		1,349	1.81		79,151
Avalon Woodland Hills	Woodland Hills, CA	663	597,871	18.2	1989/1997	902	95.0%	95.1%		83.9%	(2)	1,469	1.55		110,531
Avalon at Warner Center	Woodland Hills, CA	227	195,224	7.0	1979/1998	860	96.0%	96.1%		94.2%		1,452	1.62		28,040
Avalon Glendale (11)	Burbank, CA	223	241,714	5.1	2003	1,084	95.1%	95.0%		94.5%		2,128	1.86		41,594
Avalon Burbank	Burbank, CA	400	360,587	6.9	1988/2002	901	92.3%	93.0%	(2)	88.1%	(2)	1,904	1.96	(2)	94,579
Avalon Camarillo	Camarillo, CA	249	233,267	10.0	2006	937	96.8%	96.5%		93.6%		1,500	1.55		48,755
Avalon Wilshire	Los Angeles, CA	123	125,193	1.6	2007	1,018	95.1%	95.2%		94.1%		2,425	2.27		46,876
Avalon Encino	Los Angeles, CA	131	131,220	2.0	2008	1,002	97.7%	95.5%		76.9%		2,406	2.29		62,148

DEVELOPMENT COMMUNITIES

Avalon Norwalk	Norwalk, CT	311	312,018	4.5	N/A	1,003	60.1%	32.8%		N/A		2,140	0.70		72,618
Avalon Towers Bellevue (11)	Bellevue, WA	397	330,194	1.5	N/A	832	62.7%	27.1%		N/A		2,017	0.66		121,765
Avalon at West Long Branch	West Long Branch, NJ	180	192,357	10.4	N/A	1,069	58.9%	25.7%		N/A		2,008	0.48		24,489
Avalon Springs II	Wilton, CT	100	127,744	10.6	N/A	1,277	N/A	N/A		N/A		N/A	N/A		18,445
Avalon at the Pinehills II	Plymouth, MA	91	103,543	5.5	N/A	1,138	N/A	N/A		N/A		N/A	N/A		9,371
Avalon Cohasset	Cohasset, MA	220	293,296	62.0	N/A	1,333	N/A	N/A		N/A		N/A	N/A		17,638
Avalon Rockville Centre	Rockville Centre, NY	349	349,374	7.1	N/A	1,001	N/A	N/A		N/A		N/A	N/A		58,227
Avalon Green Phase II	Elmsford, NY	444	523,979	68.5	N/A	1,180	N/A	N/A		N/A		N/A	N/A		16,497
Avalon Queen Anne	Seattle, WA	203	166,881	1.0	N/A	822	N/A	N/A		N/A		N/A	N/A		25,522
Avalon Brandemoor Phase II	Lynnwood, WA	82	93,383	3.4	N/A	1,139	N/A	N/A		N/A		N/A	N/A		5,372
Avalon North Bergen	North Bergon, NJ	164	249,594	2.2	N/A	1,522	N/A	N/A		N/A		N/A	N/A		12,250
Avalon at Westmont Station	Wood-Ridge, NJ	266	242,313	4.9	N/A	911	N/A	N/A		N/A		N/A	N/A		14,903
Avalon Ocean Avenue	San Francisco, CA	173	161,063	1.9	N/A	931	N/A	N/A		N/A		N/A	N/A		13,239
Avalon Park Crest	Tysons Corner, VA	354	288,160	2.8	N/A	814	N/A	N/A		N/A		N/A	N/A		17,102

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)
							Average economic occupancy		Average rental rate
City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion / acquistion	Average size (Sq. Ft.)	Physical occupancy at 12/31/10	2010	2009	$ per Apt (4)	$ per Sq. Ft.	Financial reporting cost (5)

UNCONSOLIDATED COMMUNITIES

Avalon at Mission Bay North II (9)	San Francisco, CA	313	291,556	1.5	2006	931	94.6%	94.5%		95.2%	2,882	2.92		N/A
Avalon Del Rey (9)	Los Angeles, CA	309	284,387	5.0	2006	920	96.1%	95.1%		94.3%	1,850	1.91		N/A
Avalon Chrystie Place I (9)(11)	New York, NY	361	266,940	1.5	2005	739	98.9%	96.3%		95.5%	3,999	5.21		N/A
Avalon Juanita Village (10)	Kirkland, WA	211	209,335	2.9	2005	992	96.2%	93.6%		91.6%	1,339	1.26		N/A
Avalon at Redondo Beach (6)	Redondo Beach, CA	105	86,075	1.2	1971/2004	820	93.3%	96.7%		93.3%	1,715	2.02		N/A
Avalon Sunset (6)	Los Angeles, CA	82	71,037	0.8	1987/2005	866	97.6%	97.8%		93.4%	1,778	2.01		N/A
Civic Center (6)	Norwalk, CA	192	174,378	8.7	1987/2005	908	96.4%	96.6%		92.5%	1,496	1.59		N/A
Avalon Paseo Place (6)	Fremont, CA	134	106,249	7.0	1987/2005	793	95.5%	96.8%		96.9%	1,387	1.69		N/A
Avalon Yerba Buena (6)	San Francisco, CA	160	159,604	0.9	2000/2006	998	95.6%	95.2%		95.7%	2,841	2.71		N/A
Avalon Skyway (6)	San Jose,CA	348	287,918	18.4	1994/2007	827	96.0%	96.3%		96.7%	1,416	1.65		N/A
South Hills Apartments (6)	West Covina, CA	85	107,150	5.3	1966/2007	1,261	95.3%	97.2%		94.6%	1,619	1.25		N/A
Avalon Lakeside (6)	Wheaton, IL	204	162,821	12.4	2004	798	95.1%	96.3%		96.0%	972	1.17		N/A
Avalon at Poplar Creek (6)	Schaumburg, IL	196	178,490	12.8	1986/2005	911	95.4%	96.7%		95.8%	1,156	1.23		N/A
Avalon Lombard (6)	Schaumburg, IL	256	201,924	13.2	1988/2006	789	97.3%	96.9%		97.2%	1,092	1.34		N/A
Middlesex Crossing (6)	Billerica, MA	252	188,915	13.0	2007	750	97.6%	97.5%		96.8%	1,247	1.62		N/A
Weymouth Place (6)	Weymouth, MA	211	154,957	7.7	1971/2007	734	96.7%	96.1%		92.6%	1,172	1.53		N/A
Avalon Columbia (6)	Columbia, MD	170	180,452	11.3	1989/2004	1,061	94.7%	95.7%		96.8%	1,529	1.38		N/A
Avalon Cedar Place (6)	Columbia, MD	156	152,923	11.4	1972/2006	980	97.4%	97.0%		97.0%	1,248	1.23		N/A
Avalon Centerpoint (6)	Baltimore,MD	392	312,356	6.9	2005/2007	797	96.8%	94.4%		93.8%	857	1.02		N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	414,585	16.8	2002/2006	1,430	93.8%	96.3%		96.4%	1,731	1.17		N/A
Avalon at Rutherford Station (6)	East Rutherford, NJ	108	131,937	1.5	2005/2007	1,222	97.2%	97.3%		96.6%	2,103	1.68		N/A
Avalon Crystal Hill (6)	Pomona, NY	168	215,203	12.1	2001/2007	1,281	92.9%	95.5%		96.6%	1,942	1.45		N/A
Avalon Fair Oaks (12)	Fairfax, VA	491	165,948	13.5	2009	338	96.9%	95.7%		94.2%	1,297	3.67		N/A
Avalon Bellevue Park (12)	Bellevue, WA	220	165,865	1.8	2009	754	93.2%	95.5%		88.9%	1,151	1.46		N/A
Creekside Meadows (12)	Tustin, CA	628	511,832	23.5	2010	815	95.7%	94.9%	(3)	N/A	1,295	1.51	(3)	N/A
Canyonwoods (12)	Lake Forest, CA	140	126,480	9.1	2010	903	90.0%	90.5%	(3)	N/A	1,248	1.25	(3)	N/A
Avalon Rothbury (12)	Gaithersburg, MD	203	226,626	11.8	2010	1,116	95.6%	94.6%	(3)	N/A	1,458	1.24	(3)	N/A
The Apartments at Briarwood (12)	Owings Mills, MD	348	337,788	16.0	2010	971	94.0%	95.7%	(3)	N/A	1,285	1.27	(3)	N/A
Grove Park Apartments (12)	Gaithersburg, MD	684	658,856	39.9	2010	963	94.4%	92.6%	(3)	N/A	1,363	1.31	(3)	N/A
Fox Run Apartments (12)	Plainsboro, NJ	776	558,000	46.4	2010	719	89.4%	100.0%	(3)	N/A	1,774	2.47	(3)	N/A

Profile of Current, Development and Unconsolidated Communities (1)
(Dollars in thousands, except per apartment home data)

(1)	We own a fee simple interest in the communities listed, excepted as noted below.

(2)	Represents a community that was under redevelopment during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(3)	Represents a community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

(4)	Represents the average rental revenue per occupied apartment home.

(5)	Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2010.
Financial reporting costs are excluded for unconsolidated communities, see Note 6, "Investments in Real Estate Entities."

(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

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

Development Communities

As of December 31, 2010, we had 14 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 3,334 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $879,500,000.  You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity and our discussion under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of our 2011 outlook for development activity.

The following table presents a summary of the Development Communities.  We hold a direct or indirect fee simple ownership interest in these communities except where noted.

			Total
		Number of	capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Norwalk	311	$84.6	Q3 2008	Q2 2010	Q2 2011	Q4 2011
	Norwalk, CT
2.	Avalon Towers Bellevue	397	124.8	Q4 2008	Q2 2010	Q1 2011	Q3 2011
	Bellevue, WA
3.	Avalon at West Long Branch	180	26.7	Q4 2009	Q3 2010	Q1 2011	Q3 2011
	West Long Branch, NJ
4.	Avalon Rockville Centre	349	109.7	Q1 2010	Q3 2011	Q3 2012	Q1 2013
	Rockville Centre, NY
5.	Avalon Queen Anne	203	56.7	Q3 2010	Q1 2012	Q2 2012	Q4 2012
	Seattle, WA
6.	Avalon at the Pinehills II	91	18.4	Q3 2010	Q2 2011	Q3 2011	Q1 2012
	Plymouth, MA
7.	Avalon Springs II	100	31.3	Q3 2010	Q2 2011	Q3 2011	Q1 2012
	Wilton, CT
8.	Avalon Green II	444	110.6	Q3 2010	Q4 2011	Q1 2013	Q3 2013
	Greenburgh, NY
9.	Avalon Brandemoor II	82	15.5	Q3 2010	Q3 2011	Q4 2011	Q2 2012
	Lynnwood, WA
10.	Avalon Cohasset	220	53.1	Q4 2010	Q4 2011	Q2 2012	Q4 2012
	Cohasset, MA
11.	Avalon Ocean Avenue	173	61.1	Q4 2010	Q2 2012	Q4 2012	Q2 2013
	San Francisco, CA
12.	Avalon North Bergen	164	45.2	Q4 2010	Q3 2012	Q3 2012	Q1 2013
	North Bergen, NJ
13.	Avalon at Wesmont Station I	266	64.2	Q4 2010	Q2 2012	Q1 2013	Q3 2013
	Wood-Ridge, NJ
14.	Avalon Park Crest	354	77.6	Q4 2010	Q2 2012	Q2 2013	Q4 2013
	Tysons Corner, VA

	Total	3,334	$879.5

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

Redevelopment Communities

As of December 31, 2010, we had nine consolidated communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $113,100,000, excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community.  We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate.  We anticipate continuing our current level of redevelopment activity related to communities in our current operating portfolio.  You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities (1):

			Total cost
		Number of	($ millions)			Estimated	Estimated
		apartment	Pre-redevelopment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost	cost (2)	start	completion	operations (3)

1.	Avalon Pleasanton	456	$63.0	$80.5	Q2 2009	Q4 2011	Q2 2012
	Pleasanton, CA
2.	Avalon Princeton Junction	512	30.2	49.7	Q2 2009	Q1 2012	Q3 2012
	West Windsor, NJ
3.	Avalon Summit	245	17.7	26.8	Q2 2010	Q3 2011	Q1 2012
	Quincy, MA
4.	Avalon at Decoverly (4)	564	63.5	71.3	Q3 2010	Q3 2011	Q1 2012
	Rockville, MD
5.	Avalon Commons (5)	312	34.1	38.4	Q4 2010	Q3 2011	Q1 2012
	Smithtown, NY
6.	Avalon at South Coast	258	26.0	33.8	Q4 2010	Q1 2012	Q3 2012
	Costa Mesa, CA
7.	Crowne Ridge (5)	254	33.1	46.8	Q4 2010	Q2 2012	Q4 2012
	San Rafael, CA
8.	Avalon Cove	504	93.7	114.0	Q4 2010	Q3 2012	Q1 2013
	Jersey City, NJ
9.	Avalon Sunset Towers	243	28.9	42.0	Q4 2010	Q3 2013	Q1 2014
	San Francisco, CA

	Total	3,348	$390.2	$503.3

(1)
The Company commenced the redevelopment of Avalon at Prudential Center in Boston, MA during the second quarter 2010 for an estimated total capitalized cost of $29.1 million. The redevelopment is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations, including occupancy, or the expected future level of rental revenue. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(2)
Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(3)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(4)	Redevelopment efforts will be focused on the 368 units associated with the initial phase of this community which was acquired by a predecessor of the Company in Q3 1995.

(5)	The scope of the work completed during the fourth quarter did not impact the occupancy or rental income therefore these communities are included in the Established Community portfolio.

Development Rights

At December 31, 2010, we had $184,150,000 in acquisition and related capitalized costs for land parcels we own, and $77,253,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 26 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2010, includes $143,813,000 in original land acquisition costs.  We also have $49,979,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-K.  The original land acquisition cost per home, including our obligation under the Commitment, ranged from $10,000 per home in Connecticut to $148,000 per home in New York City.  In addition, the land for a Development Right that we control under a 99-year land lease agreement is subject to future minimum rental amounts of $6,600,000 per year. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 7,313 apartment homes to our portfolio.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 18 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the eight remaining Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Initial development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense.  During 2010, we incurred a charge of approximately $2,741,000 of pre-development cost for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.

The table below presents a summary of these Development Rights:

				Total
			Estimated	capitalized
		Land	number	cost (1)
	Location	Status	of homes	($ millions)

1.	Garden City, NY	Owned	204	$66
2.	Andover, MA	Owned	115	27
3.	Hackensack, NJ	Option to Lease	226	47
4.	New York, NY	Ground Lease	691	275
5.	Shelton, CT	Optioned	200	37
6.	Seattle, WA I	Owned	271	69
7.	Dublin, CA Phase II	Optioned	255	72
8.	Boston, MA I	Option to Lease	187	94
9.	Somerset, NJ	Optioned	384	72
10.	Bloomingdale, NJ	Optioned	174	33
11.	Norwalk, CT	Optioned	240	49
12.	Seattle, WA II	Optioned	322	84
13.	Wall Township, NJ	Optioned	225	38
14.	Rockville, MD	Owned	240	57
15.	Huntington Station, NY	Optioned	392	92
16.	Tysons Corner, VA	Owned	338	87
17.	Hingham, MA	Optioned	180	38
18.	Boston, MA II	Optioned	388	160
19.	Stratford, CT	Owned	130	25
20.	Ossining, NY	Optioned	168	38
21.	San Francisco, CA	Optioned	174	75
22.	Ocean Township, NJ	Optioned	309	57
23.	Brooklyn, NY	Owned	861	443
24.	Roselle Park, NJ	Optioned	249	54
25.	Dublin, CA Phase III	Optioned	250	65
26.	Wood-Ridge, NJ Phase II	Optioned	140	26

	Total		7,313	$2,180

(1)
Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development.  During 2010, we acquired eight land parcels for development, as shown in the table below, for an aggregate purchase price of approximately $67,494,000.  For seven of the eight parcels construction has either started or will start within the next 12 months.

		Estimated	Total
		number	capitalized
		of apartment	cost (1)	Date
		homes	($ millions)	acquired

1.	Avalon Queen Anne	203	$56.7	January 2010
	Seattle, WA
2.	Avalon at West Long Branch	180	26.7	February 2010
	West Long Branch, NJ
3.	Avalon Brandemoor II	82	15.5	April 2010
	Lynwood, WA
4.	Avalon Garden City II	204	66.0	May 2010
	Garden City, NY
5.	Avalon Ocean Avenue	173	61.1	June 2010
	San Francisco, CA
6.	Avalon Park Crest	354	77.6	August 2010
	Tysons Corner, VA
7.	Avalon Willoughby Square	861	443.0	September 2010
	Brooklyn, NY
8.	Avalon at Wesmont Station I	266	64.2	October 2010
	Wood-Ridge, NJ

	Total	2,323	$810.8

(1)
Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $105,218,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.

i)  The land that we originally acquired for future development has an original cost of $144,702,000, and a current carrying value of $83,215,000, and is comprised of nine parcels originally intended for the development of approximately 2,700 apartment homes.  The current carrying value of these land parcels reflects impairment charges of $61,487,000 incurred in prior periods.

ii)  The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $22,003,000, which reflects impairment charges of $12,166,000 incurred in prior periods.

We believe that the current carrying value of $105,218,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired.  However we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Recent Disposition Activity

We (i) sell assets that do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities.  Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into development activity.  On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a non-taxable, like-kind exchange transaction.  From January 1, 2010 to January 31, 2011, we sold our interest in three wholly owned communities, containing 1,007 apartment homes.  The aggregate gross sales price for these assets was $190,450,000.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault.  We cannot assure you that an earthquake would not cause damage or losses greater than insured levels.  We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $75,000,000 of coverage.  Earthquake coverage outside of California and Washington is subject to a $100,000,000 limit each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,400,000.

On January 15, 2011, we elected to extend our property insurance policy for a new 16 month term in order to take advantage of market conditions.  As a result, our property insurance premium decreased by approximately 10% with no material changes in coverage.  We expect to renew this policy when it expires on May 15, 2012.

In August 2010, we renewed our general liability policy and worker’s compensation coverage for a one year term, and experienced an increase in the premium on these policies of approximately 3%, which for the workers compensation coverage primarily reflects increased volume at a slightly lower rate, and for the general liability coverage reflects a marginal rate increase.  For both policies, there were no material changes in the coverage.  These policies are in effect until August 1, 2011.

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

An additional consideration for insurance coverage and potential uninsured losses is mold growth.  Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities.  For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion under Item 1a., “Risk Factors – We may incur costs due to environmental contamination or non-compliance,” elsewhere in this report.  We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

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

We are from time to time subject to claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, we do not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on our operations.

ITEM 4.             [RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB.  The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2010 and 2009, as reported by the NYSE.  On January 31, 2011 there were 630 holders of record of an aggregate of 86,085,748 shares of our outstanding common stock.  The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2010			2009
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$89.79	$71.75	$0.8925	$61.87	$38.35	$0.8925

Quarter ended June 30	$110.16	$85.08	$0.8925	$66.71	$45.48	$0.8925

Quarter ended September 30	$112.92	$88.85	$0.8925	$78.75	$49.98	$0.8925

Quarter ended December 31	$116.09	$103.17	$0.8925	$87.79	$66.91	$0.8925

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

In February 2011, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2011 of $0.8925 per share.  The dividend will be payable on April 15, 2011 to all common stockholders of record as of April 1,  2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
Month Ended October 31, 2010	2,030	$105.13	--	$200,000
Month Ended November 30, 2010	--	$ --	--	$200,000
Month Ended December 31, 2010	--	$ --	--	$200,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.

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

	For the year ended
	12-31-10	12-31-09	12-31-08	12-31-07	12-31-06
Revenue:
Rental and other income	$887,912	$843,779	$807,196	$721,182	$633,267
Management, development and other fees	7,354	7,328	6,568	6,142	6,259
Total revenue	895,266	851,107	813,764	727,324	639,526

Expenses:
Operating expenses, excluding property taxes	269,946	261,333	248,396	222,081	195,524
Property taxes	93,388	83,702	73,839	67,134	59,403
Interest expense, net	175,209	150,323	114,910	92,175	103,910
(Gain) loss on extinguishment of debt, net	--	25,910	(1,839)	--	--
Depreciation expense	232,571	209,260	183,266	157,365	138,742
General and administrative expense	26,846	28,748	42,781	28,494	24,767
Impairment loss - land holdings	--	21,152	57,899	--	--
Total expenses	797,960	780,428	719,252	567,249	522,346

Equity in income of unconsolidated entities	762	1,441	4,566	59,169	7,455
Gain on sale of land	--	4,830	--	545	13,519

Income from continuing operations	98,068	76,950	99,078	219,789	138,154
Discontinued operations:
Income from discontinued operations	1,937	13,437	26,767	33,469	31,554
Gain on sale of communities	74,074	63,887	284,901	106,487	97,411
Total discontinued operations	76,011	77,324	311,668	139,956	128,965

Net income	174,079	154,274	410,746	359,745	267,119
Net (income) loss attributable to noncontrolling interests	1,252	1,373	741	(1,585)	(573)
Net income attributable to the Company	175,331	155,647	411,487	358,160	266,546
Dividends attributable to preferred stock	--	--	(10,454)	(8,700)	(8,700)

Net income attributable to common stockholders	$175,331	$155,647	$401,033	$349,460	$257,846

Per Common Share and Share Information:

Earnings per common share - basic:
Income from continuing operations attributable to common
stockholders (net of dividends attributable to preferred stock)	$1.18	$0.98	$1.16	$2.66	$1.74
Discontinued operations attributable to common stockholders	0.90	0.96	4.05	1.77	1.73

Net income attributable to common stockholders	$2.08	$1.94	$5.21	$4.43	$3.47

Weighted average shares outstanding - basic (1)	83,859,936	79,951,348	76,783,515	78,680,043	74,125,795

Earnings per common share - diluted:
Income from continuing operations attributable to common
stockholders (net of dividends attributable to preferred stock)	$1.17	$0.97	$1.15	$2.62	$1.70
Discontinued operations attributable to common stockholders	0.90	0.96	4.02	1.76	1.72

Net income attributable to common stockholders	$2.07	$1.93	$5.17	$4.38	$3.42

Weighted average shares outstanding - diluted (2)	84,632,869	80,599,657	77,578,852	79,856,927	75,586,898

Cash dividends declared (3)	$3.57	$3.57	$3.57	$3.40	$3.12

(1)
Amounts do not include unvested restricted shares. Please refer to Note 1, "Organization and Basis of Presentation - Earnings per Common Share" of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.

(2)	Weighted average common shares outstanding - diluted for 2008 includes the impact of approximately 2.6 million common shares issued under the special dividend declared on December 17, 2008.

(3)	Does not include the special dividend of $1.8075 per share, which was declared on December 17, 2008, and paid in the form of shares of the Company's common stock.

	For the year ended
	12-31-10	12-31-09	12-31-08	12-31-07	12-31-06

Other Information:
Net income attributable to the Company	$175,331	$155,647	$411,487	$358,160	$266,546
Depreciation - continuing operations	232,571	209,260	183,266	157,365	138,742
Depreciation - discontinued operations	371	9,026	16,186	24,360	25,387
Interest expense, net - continuing operations (1)	175,209	176,233	113,071	92,175	103,910
Interest expense, net - discontinued operations	--	681	3,297	6,057	7,136
EBITDA (2)	$583,482	$550,847	$727,307	$638,117	$541,721

Funds from Operations (3)	$338,353	$313,241	$315,947	$368,057	$320,199
Number of Current Communities (4)	172	165	164	163	150
Number of apartment homes	51,245	47,926	45,728	45,932	43,141

Balance Sheet Information:
Real estate, before accumulated depreciation	$8,661,211	$8,360,091	$8,002,487	$7,556,740	$6,615,593
Total assets	$7,821,488	$7,457,605	$7,174,353	$6,736,484	$5,848,507
Notes payable and unsecured credit facilities	$4,067,657	$3,974,872	$3,674,457	$3,208,202	$2,866,433

Cash Flow Information:
Net cash flows provided by operating activities	$332,106	$378,600	$386,084	$454,874	$351,660
Net cash flows used in investing activities	$(298,936)	$(333,559)	$(266,309)	$(809,247)	$(511,371)
Net cash flows (used in) provided by financing activities	$167,565	$(4,285)	$(75,111)	$366,360	$162,280

Notes to Selected Financial Data

(1)	Interest expense, net includes any loss or gain incurred from the extinguishment of debt.

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

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-10	12-31-09	12-31-08	12-31-07	12-31-06

Net income attributable to the Company	$175,331	$155,647	$411,487	$358,160	$266,546
Dividends attributable to preferred stock	--	--	(10,454)	(8,700)	(8,700)
Depreciation - real estate assets,
including discontinued operations and
joint venture adjustments	237,041	221,415	203,082	184,731	165,982
Distributions to noncontrolling interests,
including discontinued operations	55	66	216	280	391
Gain on sale of unconsolidated entities
holding previously depreciated real
estate assets	--	--	(3,483)	(59,927)	(6,609)
Gain on sale of previously depreciated
real estate assets	(74,074)	(63,887)	(284,901)	(106,487)	(97,411)
Funds from Operations
attributable to common stockholders	$338,353	$313,241	$315,947	$368,057	$320,199

Weighted average shares outstanding - diluted	84,632,869	80,599,657	77,578,852	79,856,927	75,586,898

FFO per common share - diluted	$4.00	$3.89	$4.07	$4.61	$4.24

(4)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Highlights and Outlook

For the year ended December 31, 2010, net income available to common stockholders was $175,331,000 compared to $155,647,000 for 2009, an increase of 12.6%. The increase was due primarily to the loss on the redemption of unsecured notes and impairment loss recognized in 2009, with no comparable activity in 2010.

Apartment fundamentals improved throughout 2010, driven by a combination of a decline in the home ownership rate, modest employment growth and limited supply of new multifamily rental product.  Full year 2010 Established Communities NOI decreased 2.8% from the prior year as a result of a decline in rental revenue from the prior year experienced in the first half of 2010, as well as increased operating expenses during 2010.  The trends we experienced in 2009 with respect to revenue and NOI growth improved throughout 2010.  We experienced growth in Established Communities rental revenue over the prior year period for the second half of 2010, and our Established Communities NOI increased 2.9% for the quarter ended December 31, 2010 over the prior year period.

We expect Earnings per share – diluted (“EPS”) will increase to between $3.09 and $3.34 for 2011 from $2.07 in 2010, driven primarily by gains on disposition of real estate as well as continued improvements in revenue and NOI from our Established Communities in 2011.  This positive outlook reflects our expectations for (i) accelerated job growth, (ii) the expected continued weakness in the for-sale housing market during 2011, (iii) continued growth in those age groups that have historically demonstrated a higher propensity to rent and (iv) constrained levels of new supply. Our current financial outlook for 2011 provides for growth in rental revenue of between 4.0% and 5.5% in our Established Community portfolio resulting in a projected NOI growth for our Established Communities of 6.0% to 7.5%.

During 2010, we successfully raised or sourced capital totaling approximately $790,000,000 through sales of common equity in the public markets, issuance of unsecured debt in public and private markets, and asset sales. We used the proceeds received to fund our development and redevelopment activities, to acquire an indirect interest in assets through Fund II, to repay higher cost secured and unsecured debt, and to repay floating rate debt, while retaining substantial cash balances for general corporate purposes.  We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

The funds raised from dispositions consist of the proceeds from the sale of three communities and our former corporate office for a gross sales price of $198,600,000.

We expect to see continued strong investor demand for quality multifamily assets in 2011, due in part to the continued liquidity in the capital markets and continued constrained supply resulting from the decline in development activity in all markets.  We increased development activity during 2010 from the prior year in anticipation of the continued improvement in the economy and apartment fundamentals, and believe that our development activity will continue to create long-term value. During 2010, we completed the development of four communities for an aggregate total capitalized cost of $566,700,000, which represents a savings from the original budgeted capitalized cost of $25,000,000. We started the development of 11 communities, which are expected to be completed for an estimated total capitalized cost of $643,400,000. During 2011, we expect to use our core competency in development to deliver new assets into the market for a recovery in apartment fundamentals that we expect in 2011 and 2012. We anticipate new development starts in 2011 with a total projected capitalized cost of $800,000,000 to $900,000,000.  Consistent with this view, we also expect to continue with our current level of redevelopment activity for our wholly-owned communities in 2011, during which we expect to start redevelopment of six wholly-owned communities.

During 2011, we expect to disburse between $600,000,000 and $800,000,000 related to the 14 communities under development at December 31, 2010, the new development starts, and anticipated acquisitions of land for future development. We believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) will provide adequate access to the capital necessary to fund our development and redevelopment activities during 2011. We expect to meet our liquidity needs from the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from disposition proceeds, joint ventures or from retained cash.

We increase our direct and indirect interests in communities through development and acquisitions.  During 2011, we expect to be active in both acquisition and disposition activity for our wholly-owned portfolio. This activity pertains primarily to portfolio shaping and repositioning, and is currently expected to have a nominal impact on our net capital position.  Portfolio reshaping may also be accomplished through 1031 asset exchanges and we are actively pursuing such exchanges that do not materially impact our liquidity or geographic mix. In addition to this activity and our growth through our core competency of developing wholly-owned assets from capital sources, we also expect to acquire interests in additional assets through our investment in Fund II.

We established Fund I and Fund II to engage in acquisition programs through discretionary investment funds.  We believe this investment format provides the following attributes:  (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund I is a discretionary real estate investment fund with nine institutional investors, including us.  One of our wholly-owned subsidiaries is the general partner of Fund I and has invested approximately $50,000,000 in Fund I, representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $434,163,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate.

In the third quarter of 2010, a lender ran a competitive bid process to sell a $26,000,000 non-recourse mortgage note secured by a Fund I asset. We participated in the bidding and purchased the note on an arms length basis for $24,000,000. The note pays interest-only through the maturity date of October 2014 at a stated interest rate of 6.06%. Subsequent to acquisition, we modified certain terms of the mortgage note, including (i) conforming the original principal balance to our purchase price, (ii) modifying the interest payment terms to require remittance of interest based on available cash flow with any deficiency in the monthly payment amount accruing to the principal due on the note, and (iii) modifying certain terms to help eliminate any potential conflicts between us and Fund I, such as removing any prepayment penalty. At the date of acquisition and at December 31, 2010, the fair value of the underlying collateral exceeded the note’s carrying balance.

Fund II is a discretionary real estate investment fund with six institutional investors, including us.  One of our wholly-owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000, representing a 31.3% combined general partner and limited partner equity interest. Fund II had invested $493,135,000 as of December 31, 2010. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II now serves as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to certain exceptions. Fund II will not include or involve our development activities. We receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met.  During the year ended December 31, 2010 subsidiaries of Fund II acquired the following six operating communities:

•	Avalon Rothbury, a garden-style community consisting of 203 apartment homes located in Gaithersburg, MD, was acquired for a purchase price of $31,250,000;
•	Creekside Meadows, a garden-style community consisting of 628 apartment homes located in Tustin (Orange County), CA, was acquired for a purchase price of $98,500,000;
•	Grove Park Apartments, a garden-style community consisting of 684 apartment homes located in Gaithersburg, MD, was acquired for a purchase price of $101,000,000;
•	The Apartments at Briarwood, a garden-style community consisting of 348 apartment homes located in Owings Mills, MD, was acquired for a purchase price of $44,750,000;
•	Canyonwoods, a garden-style community consisting of 140 apartment homes located in Lake Forest, CA, was acquired for a purchase price of $24,700,000; and
•
Fox Run Apartments, a garden-style community consisting of 776 apartment homes, located in Plainsboro, NJ, was acquired for a purchase price of $86,500,000.  In conjunction with the acquisition of the community, the subsidiary of Fund II assumed the existing $45,000,000 4.4% fixed rate mortgage loan, which matures in November 2014.

Subsidiaries of Fund II have eight loans secured by individual assets with amounts outstanding in the aggregate of $286,899,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to June 2019. These mortgage loans are secured by the underlying real estate.

In January 2011, a subsidiary of Fund II acquired Waterstone Carlsbad, a garden-style community in Carlsbad, CA containing 448 apartment homes for a purchase price of $78,100,000.

As of January 31, 2011, Fund II had uncalled capital commitments of $166,300,000, of which $51,970,000 was our portion.

Communities Overview

As of December 31, 2010, we owned or held a direct or indirect ownership interest in 186 apartment communities containing 54,579 apartment homes in ten states and the District of Columbia, of which 14 communities were under construction and nine communities were under reconstruction.  Of these communities, 30 were owned by entities that were not consolidated for financial reporting purposes, including 18 owned by subsidiaries of Fund I and eight owned by subsidiaries of Fund II.  In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 26 wholly owned communities that, if developed in the manner expected, will contain an estimated 7,313 apartment homes.

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for 2010, 2009 and 2008 follows (dollars in thousands):

	2010	2009	$ Change	% Change	2009	2008	$ Change	% Change

Revenue:
Rental and other income	$887,912	$843,779	$44,133	5.2%	$843,779	$807,196	$36,583	4.5%
Management, development and other fees	7,354	7,328	26	0.4%	7,328	6,568	760	11.6%
Total revenue	895,266	851,107	44,159	5.2%	851,107	813,764	37,343	4.6%

Expenses:
Direct property operating expenses,
excluding property taxes	226,094	214,088	12,006	5.6%	214,088	191,224	22,864	12.0%
Property taxes	93,388	83,702	9,686	11.6%	83,702	73,839	9,863	13.4%
Total community operating expenses	319,482	297,790	21,692	7.3%	297,790	265,063	32,727	12.3%

Corporate-level property management
and other indirect operating expenses	37,287	37,559	(272)	(0.7%)	37,559	39,874	(2,315)	(5.8%)
Investments and investment management expense	3,824	3,844	(20)	(0.5%)	3,844	4,787	(943)	(19.7%)
Expensed development and other pursuit costs	2,741	5,842	(3,101)	(53.1%)	5,842	12,511	(6,669)	(53.3%)
Interest expense, net	175,209	150,323	24,886	16.6%	150,323	114,910	35,413	30.8%
(Gain) loss on extinguishment of debt, net	--	25,910	(25,910)	N/A	25,910	(1,839)	27,749	(1,508.9%)
Depreciation expense	232,571	209,260	23,311	11.1%	209,260	183,266	25,994	14.2%
General and administrative expense	26,846	28,748	(1,902)	(6.6%)	28,748	42,781	(14,033)	(32.8%)
Impairment loss	--	21,152	(21,152)	N/A	21,152	57,899	(36,747)	(63.5%)
Gain on sale of land	--	(4,830)	4,830	N/A	(4,830)	--	(4,830)	N/A
Total other expenses	478,478	477,808	670	0.1%	477,808	454,189	23,619	5.2%

Equity in income of unconsolidated entities	762	1,441	(679)	(47.1%)	1,441	4,566	(3,125)	(68.4%)

Income from continuing operations	98,068	76,950	21,118	27.4%	76,950	99,078	(22,128)	(22.3%)

Discontinued operations:
Income from discontinued operations	1,937	13,437	(11,500)	(85.6%)	13,437	26,767	(13,330)	(49.8%)
Gain on sale of communities	74,074	63,887	10,187	15.9%	63,887	284,901	(221,014)	(77.6%)
Total discontinued operations	76,011	77,324	(1,313)	(1.7%)	77,324	311,668	(234,344)	(75.2%)

Net income	174,079	154,274	19,805	12.8%	154,274	410,746	(256,472)	(62.4%)
Net loss attributable to noncontrolling interests	1,252	1,373	(121)	(8.8%)	1,373	741	632	85.3%
Net income attributable to the Company	175,331	155,647	19,684	12.6%	155,647	411,487	(255,840)	(62.2%)
Dividends attributable to preferred stock	--	--	--	N/A	--	(10,454)	10,454	N/A
Net income attributable to common stockholders	$175,331	$155,647	$19,684	12.6%	$155,647	$401,033	$(245,386)	(61.2%)

Net income attributable to common stockholders increased $19,684,000, or 12.6%, to $175,331,000 in 2010 primarily due to the loss recognized on the early repurchase of debt completed in October 2009 and impairment losses recognized in 2009, with no comparable activity in 2010. Net income attributable to common stockholders decreased $245,386,000, or 61.2%, in 2009 from the prior year due primarily to a decrease in gains from the sale of communities.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs.  Reconciliations of NOI for the years ended December 31, 2010, 2009 and 2008 to net income for each year, are as follows (dollars in thousands):

	For the year ended
	12-31-10	12-31-09	12-31-08

Net income	$174,079	$154,274	$410,746
Indirect operating expenses, net of corporate income	30,246	30,315	33,010
Investments and investment management expense	3,824	3,844	4,787
Expensed development and other pursuit costs	2,741	5,842	12,511
Interest expense, net	175,209	150,323	114,910
(Gain) loss on extinguishment of debt, net	--	25,910	(1,839)
General and administrative expense	26,846	28,748	42,781
Equity in income of unconsolidated entities	(762)	(1,441)	(4,566)
Depreciation expense	232,571	209,260	183,266
Impairment loss - land holdings	--	21,152	57,899
Gain on sale of real estate assets	(74,074)	(68,717)	(284,901)
Income from discontinued operations	(1,937)	(13,437)	(26,767)
Net operating income	$568,743	$546,073	$541,837

The NOI increases for both 2010 and 2009, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	Full Year	Full Year
	2010	2009

Established Communities	$(11,896)	$(21,909)

Other Stabilized Communities	24,154	32,599

Development and Redevelopment Communities	10,412	(6,454)

Total	$22,670	$4,236

The NOI decrease in Established Communities in 2010 is due to the rental revenue declines as a result of the job losses experienced in 2008 and 2009, coupled with increases in community operating expenses. During 2010, we experienced sequential increases in rental rates, while maintaining occupancy of at least 94% in all regions.

We anticipate that rental rates and occupancy levels will increase in 2011 such that overall Established Communities rental revenue will increase between 4.0% and 5.5%.  The projected revenue increase is due to our expectation of a continued economic recovery, coupled with favorable apartment market fundamentals.  Expense growth also impacts growth in NOI, and we continue to monitor and manage operating expenses to constrain expense growth.  We expect operating expenses to increase in 2011 over 2010 between 0.0% and 2.0%. As a result, we expect NOI for our Established Communities to increase between 6.0% and 7.5%. These projections are based on our outlook for employment conditions and apartment market fundamentals in 2011, both nationally and in the markets where we operate, the individual demand/supply characteristics of each submarket in which we operate and assessment of each community’s potential performance for the upcoming year.  There can be no assurance that our outlook for economic conditions and/or their impact on our operating results will be accurate, and actual results could differ materially. Please see "Risk Factors," "Forward-Looking Statements" and other discussions in this report on Form 10-K for a discussion of factors which could affect our results of operations.

Rental and other income increased in both 2010 and 2009 as compared to the prior years due to additional rental income generated from newly developed communities, offset somewhat by decreased rental income from our Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 40,489 apartment homes for 2010 as compared to 38,233 homes for 2009 and 37,886 homes for 2008.  The increase in 2010 over 2009 is due to homes available from newly developed communities, offset partially by communities sold during 2010.  The weighted average monthly revenue per occupied apartment home decreased to $1,823 for 2010 as compared to $1,910 in 2009 and $1,921 in 2008.

Established Communities – Rental revenue decreased $6,137,000, or 0.9%, for 2010 and $11,014,000, or 1.7%, for 2009.  The decrease in 2010 from 2009 is due primarily to lower rental rates.  For 2010, the weighted average monthly revenue per occupied apartment home decreased 1.3% to $1,836 compared to $1,861 in 2009.  There was an increase in year-over-year average economic occupancy for 2010 of 0.4 % to 96.0% compared to 95.6% in 2009.  The decrease in rental revenue in 2009 from the prior year is due to a combination of lower rental rates and decreased occupancy.  Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in rental revenue for our Established Community Eastern regions, and decreases in Established Communities’ rental revenue in our three West Coast regions for 2010 as compared to the prior year as discussed in more detail below.

The Metro New York/New Jersey region, which accounted for approximately 28% of Established Community rental revenue for 2010, experienced an increase in rental revenue of 0.2% for full-year 2010 as compared to full-year 2009.  Average rental rates decreased 0.1% to $2,272, but economic occupancy increased 0.3% to 96.2% during 2010 as compared to 2009.  During 2010, the improving economy and moderate job growth in both New York City and surrounding suburban markets supported the return to positive results in 2010 over the prior year. We expect apartment market conditions to continue to improve at a moderate pace in 2011, with the strength of the recovery dependent largely on job and income growth in the region's large financial services industry.

The New England region accounted for approximately 22% of the Established Community rental revenue for 2010 and experienced a rental revenue increase of 0.8% over the prior year.  Average rental rates decreased 0.1% to $1,930 and economic occupancy increased 0.9% to 96.2% for 2010, as compared to 2009. Reduced competition from a weak housing market and a lower volume of new multifamily supply has contributed to the improvement in apartment market conditions. Job growth in the Boston area has been broad-based but with southwest Connecticut lagging given greater dependence on the financial service and manufacturing sectors.

The Mid-Atlantic/Midwest region, which represented approximately 19% of Established Community rental revenue during 2010, experienced an increase in rental revenue of 1.0% as compared to 2009. Average rental rates increased by 1.5% to $1,753, while economic occupancy decreased by 0.5% from 96.5% to 96.0% for 2010 as compared to 2009. This region continues to benefit from the impact of government and government services employment, which has served to stabilize the economy relative to other regions.

Northern California accounted for approximately 18% of the Established Community rental revenue for 2010 and experienced a rental revenue decrease of 3.8% from the prior year. Average rental rates decreased 4.1% to $1,724, offset partially by an increase in economic occupancy of 0.3% to 96.1% for 2010 as compared to 2009. The region's large high-tech sector is generating positive job growth, while job growth in financial services and construction remains weak. The recovery in apartment market conditions in Northern California and other West Coast regions is lagging the recovery experienced to date in East Coast regions.  We expect fundamentals will improve in 2011, driven by an improving economy.

Southern California accounted for approximately 9% of the Established Community rental revenue for 2010 and experienced a rental revenue decrease of 3.6% from the prior year. Average rental rates decreased 4.8% to $1,487, offset by an increase in economic occupancy of 1.2% to 95.3% for 2010 as compared to 2009. Apartment market conditions remain weak given a slow economic recovery in the region, however we expect conditions to improve in 2011, particularly in Orange County, as job growth resumes in line with a strengthening U.S. economy.

The Pacific Northwest region accounted for approximately 4% of the Established Community rental revenue for 2010 and experienced a rental revenue decrease of 6.5% from the prior year. Average rental rates decreased 7.2% to $1,190, offset partially by an increase in economic occupancy of 0.7% to 94.9% for 2010 as compared to 2009. Job growth in the region is broad-based, driven by improvement in both aerospace and high-tech. However, apartment fundamentals in the region remain challenging, due to a large amount of new rental supply in several submarkets.

Management, development and other fees increased $26,000, or 0.4%, in 2010 and increased $760,000, or 11.6%, in 2009.  The increase in 2009 was due primarily to increased asset management fees and property management fees from Fund II.

Direct property operating expenses, excluding property taxes increased $12,006,000, or 5.6% in 2010 and increased $22,864,000, or 12.0%, for 2009 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes.  In addition, 2009 increased over the prior year due to increased bad debt expense resulting from the recession.

For Established Communities, direct property operating expenses, excluding property taxes, increased $2,282,000, or 1.4% to $160,342,000 for 2010 and $7,746,000, or 5.2% to $158,060,000 for 2009.  The increase in 2010 over 2009 is due primarily to increased community maintenance related costs, impacted by the severe weather in the quarter ended December 31, 2009 and March 31, 2010, offset partially by a decrease in administrative and insurance related expenses.  The decreases in administrative expense are primarily due to decreased bad debt.  The increase in 2009 over 2008 was due primarily to increased administrative and community maintenance related costs, offset partially by a decrease in insurance and utility related expenses.  The increases in administrative expense were primarily due to increased bad debt.

Property taxes increased $9,686,000, or 11.6% and $9,863,000, or 13.4% in 2010 and 2009, respectively, due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes increased by $3,455,000, or 5.2% and $3,531,000, or 5.6% for 2010 and 2009, respectively over the prior year, due to both higher assessments throughout all regions, as well as the size and timing of successful appeals.  The impact of the challenging economic environment experienced during 2008 and 2009 is only partially reflected in current assessments, as there is typically a time lag between a change in the economy affecting property valuations and updated real estate tax assessments.  However, tax rates have continued to increase despite downward adjustments in assessed values.  We expect property taxes in 2011 to continue to increase over 2010 due primarily to higher tax rates. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally, and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses decreased by $272,000, or 0.7% in 2010 and decreased $2,315,000, or 5.8% in 2009 over the prior years.  The decrease in 2009 from 2008 is due primarily to decreases in compensation costs, coupled with a reduction in costs associated with the initial start up of our Customer Care Center.  The Customer Care Center in Virginia Beach, Virginia opened in 2007 and expanded in 2008 to centralize certain community-related accounting, administrative and customer service functions.

Investments and investment management reflects the costs incurred for investment acquisitions and investment management. Investments and investment management costs decreased in 2010 by $20,000 or 0.5% from the prior year.  Investments and investment management costs decreased in 2009 by $943,000 or 19.7% from 2008 due primarily to lower compensation and travel-related costs.

Expensed development and other pursuit costs primarily reflect the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. Expensed development and other pursuit costs decreased in 2010 and 2009 from the prior years due to decreases in abandoned development pursuits attributable to continued economic improvement. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.

Interest expense, net increased $24,886,000, or 16.6% and $35,413,000, or 30.8% in 2010 and 2009, respectively over the prior years.  This category includes interest expense offset by interest capitalized and interest income.  The increases in 2010 and 2009 are due primarily to a decrease in the amount of interest capitalized in each of the respective years as compared to the prior year, coupled with increased interest expense in 2010 and 2009 compared to the prior years from additional secured and unsecured debt issued.  The decrease in interest capitalized is due to the reduction in development activity in 2010 and 2009 as compared to the prior years.

(Gain) loss on the extinguishment of debt, net reflects the impact of our debt repurchase activity for payments above or below the carrying basis.  The net loss in 2009 is due to the $310,100,000 in unsecured notes that we purchased prior to their scheduled maturity at a premium, offset by the gain recognized from our January 2009 tender offer. We did not recognize any gains or losses on the extinguishment of debt in 2010.

Depreciation expense increased in 2010 and 2009 primarily due to the net increase in assets from the completion of development and redevelopment activities, offset by assets sold during the years.

General and administrative expense (“G&A”) decreased $1,902,000, or 6.6% in 2010 and decreased $14,033,000, or 32.8% in 2009 as compared to the prior years. The decrease in 2010 and 2009 as compared to the prior year is due primarily to decreases in compensation related expenses.  The decrease in 2009 from the prior year is due primarily to higher severance and related costs in 2008 associated with the decrease in our planned development activity, higher federal excise tax expense in 2008 resulting from gains on disposition activity and organization costs for the formation of Fund II incurred in 2008.

Impairment loss for 2009 and 2008 was due to the write down of eleven land parcels which we concluded that we did not plan to develop at the time of impairment. We did not recognize an impairment loss in 2010.

Gain on sale of land decreased in 2010 and increased in 2009 as compared to the prior years due to the sale of two land parcels in 2009, without comparable activity in 2010 or 2008.

Equity in income of unconsolidated entities decreased $679,000 or 47.1% in 2010 and $3,125,000 or 68.4% in 2009 from the prior years.  The decrease in 2010 is due to acquisition costs from Fund II which were not significant in 2009 or present in 2008.   The decrease in 2009 is due primarily to the recognition of our proportionate amount of an impairment loss that one of our unconsolidated investments recognized on one of its operating communities in 2009. In addition, gains from both the sale of a community by an unconsolidated joint venture as well as from an investment in a joint venture formed to develop for sale homes occurred in 2008 that were not present in 2009. These amounts were partially offset by the recognition of our promoted interest in the joint venture that owns Avalon Chrystie Place in 2009.

Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2008 through December 31, 2010.  This income decreased for 2010 and 2009 due to an increased number of communities sold in each year as compared to the prior year period.  See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements.

Gain on sale of communities increased in 2010 and decreased in 2009 as compared to the prior years as a result of changes in the sales volume and associated gains in each respective year. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

Net loss attributable to noncontrolling interests for 2010 resulted in income to us for the allocation of losses to the noncontrolling interests of $1,252,000 compared to income of $1,373,000 in 2009 and income of $741,000 in 2008.  The increase in income in 2009 relative to 2010 and 2008 is due primarily to reimbursement to us in 2009 for our joint venture partners’ portion of expenses incurred by Fund II.  The conversion and redemption of limited partnership units in 2008 and 2009 also contributed to the increase in 2009 over 2008, thereby reducing outside ownership interests and the allocation of net income to outside ownership interests.

FFO

FFO is considered by management and the industry to be an appropriate supplemental measure of our operating and financial performance.  In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates.  FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies.  We believe that in order to understand our operating results, FFO should be examined with net income as presented in our Consolidated Financial Statements included elsewhere in this report.  For a more detailed discussion and presentation of FFO, see “Selected Financial Data,” included in Item 6 of this report.

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;
•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;
•	debt service and principal payments either at maturity or opportunistically prior to maturity;
•	normal recurring operating expenses;
•	DownREIT partnership unit distributions; and
•	capital calls for Fund II, as required.

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

We continued to have cost effective access to the capital markets during the year ended December 31, 2010, raising approximately $589,000,000 in the form of public equity and unsecured debt. In 2011, we expect to meet all of our liquidity needs from a variety of internal and external sources, including cash balances on hand, and other public or private sources of liquidity as discussed below, as well as our operating activities.  Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At December 31, 2010, we have unrestricted cash, cash equivalents and cash in escrow of $479,769,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.

Unrestricted cash and cash equivalents totaled $306,426,000 at December 31, 2010, an increase of $200,735,000 from $105,691,000 at December 31, 2009.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities decreased to $332,106,000 in 2010 from $378,600,000 in 2009. The decrease was driven primarily by the timing of general corporate expenditures in 2010 as compared to 2009.

Investing Activities – Net cash used in investing activities of $298,936,000 in 2010 related to investments in assets through development and redevelopment. In total, we invested $447,045,000 during 2010 in the following areas:

•	We invested approximately $429,853,000 in the development and redevelopment of communities.
•	We had capital expenditures of $17,192,000 for real estate and non-real estate assets.

These amounts are partially offset by the proceeds from the disposition of real estate of $194,009,000.

Financing Activities – Net cash provided by financing activities totaled $167,565,000 in 2010.  The net cash provided is due primarily to the issuance of common shares, primarily through the two continuous equity programs that we initiated in August 2009 and November 2010, for aggregate net proceeds of $381,365,000, and issuance of unsecured notes in the amount of $250,000,000, offset by the payment of cash dividends in the amount of $298,090,000 and repayment of unsecured notes at maturity of $89,576,000, and the repayment of secured notes of $69,327,000.

Variable Rate Unsecured Credit Facility

We currently have a $1,000,000,000 revolving variable rate Credit Facility with a syndicate of commercial banks that expires in November 2011.  We pay an annual facility fee of approximately $1,250,000.  The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), our credit rating and on a maturity schedule selected by us.  The current stated pricing is LIBOR plus 0.40% per annum (0.66% on January 31, 2011).  The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on our credit rating. In addition, a competitive bid option is available for borrowings of up to $650,000,000.  This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the Credit Facility.  The competitive bid option may result in lower pricing if market conditions allow. At January 31, 2011, there were no amounts outstanding on the Credit Facility, $52,923,000 was used to provide letters of credit, and $947,077,000 was available for borrowing under the Credit Facility.

We expect to refinance the Credit Facility prior to maturity in November 2011.  The market for bank credit has changed materially since our existing facility was established in 2006.  We expect the cost of the new facility will increase as compared to our current Credit Facility.  While market conditions likely support an ability to retain our current capacity, a reduction in capacity may be appropriate to avoid increased costs to maintain that capacity.

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

We were in compliance with these covenants at December 31, 2010.

In addition, our secured borrowings may include yield maintenance, defeasance, or prepayment penalty provisions, which would result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. We believe that these provisions in our secured borrowings are generally consistent with other similar types of debt instruments issued during the same time period in which our borrowings were secured.

Continuous Equity Offering Programs

In August 2009, we commenced our first continuous equity program (“CEP I”), under which we were authorized to sell up to $400,000,000 of our common stock until August 2012. During the nine months ended September 30, 2010, we completed the sale of common stock authorized under CEP I.  During 2010 we sold 3,080,204 shares for an average sales price of $95.88 and net proceeds of $290,884,000.  From inception of CEP I in August 2009 through completion of the offering in the third quarter of 2010, we sold a total of 4,585,105 shares at an average sales price of $87.24 for net proceeds of $393,993,000.

In November 2010, we commenced our second continuous equity program (“CEP II”), under which we may sell up to $500,000,000 of our common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding.  In conjunction with CEP II, we engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the three months ended December 31, 2010 we sold 432,832 shares under CEP II at an average sales price of $112.44 per share, for net proceeds of $47,935,000.  In January 2011, we issued an additional 177,837 shares at an average price of $111.15 per share, for net proceeds of $19,470,000.

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

In addition to the proceeds received under CEP I and CEP II discussed above, the following financing activity occurred during 2010.

•	In February 2010, we repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961,000 in advance of its March 2012 scheduled maturity date.
•	In March 2010, we repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226,000 in advance of its February 2025 scheduled maturity date.
•	In October 2010, we repaid a variable rate secured mortgage note in the amount of $28,989,000 in accordance with its scheduled maturity date.
•	Also in October 2010, we repaid a 5.17% fixed rate secured mortgage note in the amount of $9,780,000 in advance of its July 2024 scheduled maturity date
•
In November 2010, we issued $250,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement.  The notes had an all-in interest rate of 4.04%, maturing in January 2021.

•
In December 2010, we repaid $89,576,000 principal amount of unsecured notes in accordance with their scheduled maturity. After considering applicable hedging instruments, the notes had an all-in interest rate of 7.31%.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2010 (dollars in thousands).

	All-In	Principal
	interest	maturity	Balance outstanding						Scheduled maturities
Community	rate (1)	date	12-31-09		12-31-10				2011	2012	2013	2014	2015	Thereafter
Tax-exempt bonds
Fixed rate
CountryBrook	--	Mar-2012	$13,961		$--				$--	$--	$--	$--	$--	$--
Avalon at Symphony Glen	--	Jul-2024	9,780		--				--	--	--	--	--	--
Avalon at Lexington	--	Feb-2025	11,226		--				--	--	--	--	--	--
Avalon Campbell	--	Jun-2025	29,881	(2)	--				--	--	--	--	--	--
Avalon Pacifica	--	Jun-2025	13,554	(2)	--				--	--	--	--	--	--
Avalon Fields	7.80%	May-2027	9,714		9,419				316	339	364	390	419	7,591
Avalon Oaks	7.49%	Feb-2041	16,794		16,637				168	180	193	207	222	15,667
Avalon Oaks West	7.54%	Apr-2043	16,661		16,519				152	162	173	185	198	15,649
Avalon at Chestnut Hill	6.15%	Oct-2047	41,501		41,150				368	388	409	432	455	39,098
Morningside Park	4.11%	Nov-2040	--		100,000	(5	) (	8)	--	--	--	--	--	100,000
			163,072		183,725				1,004	1,069	1,139	1,214	1,294	178,005
Variable rate (3)
Avalon Burbank	--	Oct-2010	29,387		--				--	--	--	--	--	--
Waterford	1.19%	Jul-2014	33,100		33,100	(4)			--	--	--	33,100	--	--
Avalon at Mountain View	1.24%	Feb-2017	18,300		18,300	(4)			--	--	--	--	--	18,300
Avalon at Mission Viejo	1.47%	Jun-2025	7,635		7,635	(4)			--	--	--	--	--	7,635
Avalon at Nob Hill	1.41%	Jun-2025	20,800		20,800	(4)			--	--	--	--	--	20,800
Avalon Campbell	1.70%	Jun-2025	8,919		38,800	(2)			--	--	--	--	--	38,800
Avalon Pacifica	1.73%	Jun-2025	4,046		17,600	(2)			--	--	--	--	--	17,600
Bowery Place I	3.24%	Nov-2037	93,800		93,800	(4)			--	--	--	--	--	93,800
Bowery Place II	4.57%	Nov-2039	48,500		48,500	(5)			--	--	--	--	--	48,500
Avalon Acton	1.88%	Jul-2040	45,000		45,000	(4)			--	--	--	--	--	45,000
Morningside Park	--	Nov-2040	100,000		--	(8)			--	--	--	--	--	--
West Chelsea	0.22%	May-2012	93,440		93,440	(5)			--	93,440	--	--	--	--
Avalon Walnut Creek	3.04%	Mar-2046	116,000		116,000	(5)			--	--	--	--	--	116,000
Avalon Walnut Creek	3.03%	Mar-2046	10,000		10,000	(5)			--	--	--	--	--	10,000
			628,927		542,975				--	93,440	--	33,100	--	416,435
Conventional loans (6)
Fixed rate
$200 Million unsecured notes	--	Dec-2010	14,576		--				--	--	--	--	--	--
$300 Million unsecured notes	6.79%	Sep-2011	39,900		39,900				39,900	--	--	--	--	--
$250 Million unsecured notes	5.74%	Jan-2012	104,400		104,400				--	104,400	--	--	--	--
$250 Million unsecured notes	6.26%	Nov-2012	201,601		201,601				--	201,601	--	--	--	--
$100 Million unsecured notes	5.11%	Mar-2013	100,000		100,000				--	--	100,000	--	--	--
$150 Million unsecured notes	5.52%	Apr-2014	150,000		150,000				--	--	--	150,000	--	--
$250 Million unsecured notes	5.89%	Sep-2016	250,000		250,000				--	--	--	--	--	250,000
$250 Million unsecured notes	5.82%	Mar-2017	250,000		250,000				--	--	--	--	--	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000		250,000				--	--	--	--	--	250,000
$250 Million unsecured notes	4.04%	Jan-2021	--		250,000				--	--	--	--	--	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,578		7,339				7,339	--	--	--	--	--
Avalon at Tysons West	5.55%	Jul-2028	6,045		5,862				227	238	250	263	276	4,608
Avalon Orchards	7.78%	Jul-2033	19,011		18,678				357	382	409	438	470	16,622
Avalon at Arlington Square	4.81%	Apr-2013	170,125		170,125				--	--	170,125	--	--	--
Avalon at Cameron Court	5.07%	Apr-2013	94,572		94,572				--	--	94,572	--	--	--
Avalon Crescent	5.59%	May-2015	110,600		110,600				--	--	--	--	110,600	--
Avalon at Silicon Valley	5.74%	Jul-2015	150,000		150,000				--	--	--	--	150,000	--
Avalon Darien	6.22%	Nov-2015	51,172		50,559				749	746	793	843	47,428	--
Avalon Greyrock Place	6.12%	Nov-2015	61,690		60,935				917	914	971	1,031	57,102	--
Avalon Commons	6.10%	Jan-2019	55,100		55,100				693	734	779	826	875	51,193
Avalon Walnut Creek	4.00%	Jul-2066	2,500		2,500				--	--	--	--	--	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130		21,130				183	285	301	319	338	19,704
Avalon Gates	5.92%	May-2019	41,321		41,321				357	557	589	624	660	38,534
Avalon at Stamford Harbor	5.92%	May-2019	65,695		65,695				568	885	937	992	1,050	61,263
Avalon Freehold	5.94%	May-2019	36,630		36,630				317	493	522	553	585	34,160
Avalon Run East II	5.94%	May-2019	39,250		39,250				339	529	560	592	627	36,603
Avalon Gardens	6.05%	May-2019	66,237		66,237				572	892	945	1,000	1,058	61,770
Avalon Edgewater	5.97%	May-2019	78,565		78,565				679	1,058	1,120	1,186	1,255	73,267
Avalon Foxhall	6.05%	May-2019	59,010		59,010				510	795	841	891	943	55,030
Avalon Gallery Place I	6.05%	May-2019	45,850		45,850				396	618	654	692	733	42,757
Avalon Traville	5.91%	May-2019	77,700		77,700				672	1,047	1,108	1,173	1,242	72,458
Avalon Bellevue	5.91%	May-2019	26,698		26,698				231	360	381	403	427	24,896
Avalon on the Alameda	5.90%	May-2019	53,980		53,980				467	727	770	815	863	50,338
Avalon Mission Bay North	5.90%	May-2019	73,269		73,269				633	987	1,045	1,106	1,171	68,327
Avalon Woburn	5.90%	May-2019	55,805		55,805				482	752	796	842	892	52,041
			2,830,010		3,063,311				56,588	319,000	378,468	164,589	378,595	1,766,071

Variable rate (3) (6)
Avalon at Crane Brook	2.15%	Mar-2011	30,440		29,185	(4)			29,185	--	--	--	--	--
Avalon at Bedford Center	1.77%	May-2012	15,871		15,221	(4)			560	14,661	--	--	--	--
Avalon Walnut Creek	3.01%	Mar-2046	9,000		9,000	(5)			--	--	--	--	--	9,000
$200 Million unsecured notes	--	Dec-2010	75,000		--				--	--	--	--	--	--
$300 Million unsecured notes	5.88%	Sep-2011	100,000		100,000	(7)			100,000	--	--	--	--	--
$50 Million unsecured notes	5.88%	Sep-2011	50,000		50,000	(7)			50,000	--	--	--	--	--
$250 Million unsecured notes	4.60%	Jan-2012	75,000		75,000	(7)			--	75,000	--	--	--	--

			355,311		278,406				179,745	89,661	--	--	--	9,000

Total indebtedness - excluding unsecured credit facility			$3,977,320		$4,068,417				$237,337	$503,170	$379,607	$198,903	$379,889	$2,369,511

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

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

(3)	Variable rates are given as of December 31, 2010.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)
Represents full amount of the debt as of December 31, 2010.  Actual amounts drawn on the debt as of December 31, 2010 are $47,074 for Bowery Place II, $90,000 for Morningside Park, $104,781 for Walnut Creek, and $0 for West Chelsea.

(6)
Balances outstanding represent total amounts due at maturity, and are not net of $760 and $2,448 of debt discount and basis adjustments associated with the hedged unsecured notes as of December 31, 2010 and December 31, 2009, respectively, as reflected in unsecured notes on our Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we executed interest rate swaps allowing us to effectively convert principal of our fixed rate unsecured notes to floating rate debt.

(8)	In October 2010, we elected to fix the borrowing rate until June 2011, at which point we will select the updated term and mode for the bonds.

Future Financing and Capital Needs – Portfolio and Other Activity

As of December 31, 2010, we had 14 new wholly-owned communities under construction, for which a total estimated cost of $466,991,000 remained to be invested.  We also had nine wholly owned communities under reconstruction, for which a total estimated cost of $73,518,000 remained to be invested.  In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2011. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, development costs related to pursuing Development Rights, as well as for equity contributions to Fund II, will be funded from:

•	cash currently on hand, including cash in construction escrows, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;
•	the remaining capacity under our existing $1,000,000,000 Credit Facility;
•	retained operating cash;
•	the net proceeds from sales of existing communities;
•	the issuance of debt or equity securities; and/or
•	private equity funding, including joint venture activity.

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

•
CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2011.  Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations.  The estimated fair value of and our obligation under these guarantees, both at inception and as of December 31, 2010, were not significant.  As a result we have not recorded any obligation associated with these guarantees at December 31, 2010.

•
Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $434,163,000, including $24,060,000 for the mortgage note we purchased during 2010 as discussed elsewhere in this Form 10-K.  Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2010). As of December 31, 2010, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2010.

•
Subsidiaries of Fund II have eight loans secured by individual assets with amounts outstanding in the aggregate of $286,899,000 with maturity dates that vary from November 2014 to June 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate.  We have not guaranteed, beyond our proportionate share of capital commitments supporting the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $5,842,500 as of December 31, 2010).  As of December 31, 2010, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2010 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2010.

•
Each individual mortgage loan of Fund I or Fund II was made to a special purpose, single asset subsidiary of the Funds.  Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the respective Fund could also have obligations with respect to the mortgage loan.  In no event do the mortgage loans provide for recourse against investors in the Funds, including against us or our wholly owned subsidiaries that invest in the Funds.  A default by a Fund or a Fund subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other “non-Fund” subsidiaries or affiliates.  If a Fund subsidiary or a Fund were unable to meet its obligations under a loan, the value of our investment in that Fund would likely decline and we might also be more likely to be obligated under the guarantee we provided to one of the Fund partners in each Fund as described above.  If a Fund subsidiary or a Fund were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support the Fund through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund asset). However, we cannot predict at this time whether we would provide such voluntary support, or take such other action, as any such action would depend on a variety of factors, including the amount of support required and the possibility that such support could enhance the Fund’s and/or our returns by providing time for performance to improve.

•
MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000.  The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015.  We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•
Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,068,000 maturing in April 2016.  The variable rate loan had an interest rate of 3.60% at December 31, 2010. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•
Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest.  The LLC is developing for-sale town homes in Danvers, Massachusetts.  The LLC has a variable rate loan for $1,860,000 at an interest rate of 4.19% that matured in June 2010. As of December 31, 2010, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. The lender has not to date declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although we bear no responsibility to repay the amounts outstanding, we have the right to cure any event of default by the venture.

•
In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000 subject to escalations based on the timing of the acquisitions.  Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment.  However, under no circumstances will the Commitment extend beyond 2011, at which time either we or the seller can compel execution of the remaining transactions.  At December 31, 2010, we have an outstanding commitment to purchase the remaining land for approximately $49,979,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to our contractual obligations during 2010. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2010 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt Obligations	$4,068,417	$237,337	$882,777	$578,792	$2,369,511

Operating Lease Obligations (1)(2)	3,342,326	23,747	53,361	54,119	3,211,099

Total	$7,410,743	$261,084	$936,138	$632,911	$5,580,610

(1)	Includes land leases expiring between October 2026 and April 2095. Amounts do not include any adjustment for purchase options available under the land leases.
(2)
Includes cash payments under a land lease related to a development pursuit of $5,400 in 2011 and between $8,000 and $12,000 per year through the expiration date of the lease in 2105, which at January 31, 2011, were being offset in their entirety by cash receipts from subleases.  In February 2011 we exercised a termination provision under this  land lease, eliminating all of our future obligations under the land lease, reducing both our future cash payments due under the land lease and offsetting cash receipts under the associated subleases.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters.  These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;
•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;
•	the timing of lease-up, occupancy and stabilization of apartment communities;
•	the pursuit of land on which we are considering future development;
•	the anticipated operating performance of our communities;
•	cost, yield, revenue, NOI and earnings estimates;
•	our declaration or payment of distributions;
•	our joint venture and discretionary fund activities;
•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;
•	our qualification as a REIT under the Code;
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

If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2010, our assets would have increased by $1,360,241,000 and our liabilities would have increased by $990,766,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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

There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity.  If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses.  For example, if in 2010 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,148,000.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate.  If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2010 would have decreased by $7,725,000.

Abandoned Pursuit Costs & Asset Impairment

We capitalize pre-development costs incurred in pursuit of new development opportunities for which we currently believe future development is probable. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by us no longer probable, any capitalized pre-development costs are written off with a charge to expense. We expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $2,741,000 in 2010 and $5,842,000 in 2009. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.  Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

We did not recognize any charges for impairment during 2010.  During 2009 and 2008, we concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of impairment charges of $21,152,000 and $57,899,000 respectively related to the impairment of 11 land parcels which we concluded we no longer intended to develop at that time. We used both internal models and third party pricing estimates to determine the fair values of the land parcels considered to be impaired. For assets zoned for multifamily residential use, we used an internal model and used third-party pricing for all other assets.  Both approaches incorporated significant other unobservable inputs and are therefore considered to be Level 3 prices in the fair value hierarchy.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT.  We elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and have not revoked such election.  A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders.  As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income to our stockholders over time periods allowed under the Code.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years.  For example, if we failed to qualify as a REIT in 2010, our net income would have decreased by approximately $70,100,000.

Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment.  Therefore, we believe our REIT status is a critical accounting estimate.

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from our financial instruments primarily from changes in market interest rates.  We do not have exposure to any other significant market risk.  We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seek to reduce the potentially adverse effect on our results of operations.  Our operating results are affected by changes in interest rates, primarily, in short-term LIBOR and the SIFMA index as a result of borrowings under our Credit Facility and outstanding bonds with variable interest rates.  In addition, the fair value of our fixed rate unsecured and secured notes are impacted by changes in market interest rates.  The effect of interest rate fluctuations on our results of operations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

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

We had $821,381,000 and $984,238,000 in variable rate debt outstanding (excluding variable rate debt effectively fixed through swap agreements and including fixed rate debt effectively swapped to variable rates through swap agreements) as of December 31, 2010 and 2009, respectively.  If interest rates on the variable rate debt had been 100 basis points higher throughout 2010 and 2009, our annual interest costs would have increased by approximately $8,682,000 and $9,951,000, respectively, based on balances outstanding during the applicable years.

As of December 31, 2010 and December 31, 2009 we had a $0 and $43,435,000, respectively, of executed pay fixed interest rate swap agreements to hedge cash flow variability for our variable rate, tax-exempt debt. In addition, we had executed receive fixed interest rate swap agreements to hedge fair value exposure for approximately $225,000,000 and $300,000,000 of our fixed rate unsecured notes, as of December 31, 2010 and December 31, 2009, respectively. Had the receive fixed interest rate swap agreements used to hedge fair value exposure not been in place during 2010 and 2009, our annual interest costs would have been approximately $2,121,000 and $419,000 higher, respectively, based on balances outstanding during the applicable years.  Additionally, if the variable interest rates on hedged floating rate debt had been 100 basis points higher throughout 2010 and 2009 and the pay fixed swap agreements used to hedge cash flow variability had not been in place, our interest costs would have been approximately $179,000 higher and $441,000 higher in 2010 and 2009, respectively, for the period these swaps were outstanding.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness.  Debt securities and notes payable (excluding amounts outstanding under our Credit Facility) with an aggregate carrying value of $4,068,417,000 at December 31, 2010 had an estimated aggregate fair value of $4,236,216,000 at December 31, 2010. Contractual fixed rate debt (excluding fixed rate debt effectively swapped to variable rates through swap agreements) represented $3,247,036,000 of the carrying value and $3,449,226,000 of the fair value at December 31, 2010.  If interest rates had been 100 basis points higher as of December 31, 2010, the fair value of this fixed rate debt would have decreased by approximately $166,051,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.         CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  We continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9b.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company’s Code of Conduct is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 11, 2011.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 11, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 11, 2011, to the extent not set forth below.

The Company maintains the 2009 Stock Option and Incentive Plan (the "2009 Plan") and the 1996 Non-Qualified Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan, the Company’s prior 1994 Stock Incentive Plan (the “1994 Plan”) under which awards were previously made, and the ESPP as of December 31, 2010:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,270,963 (2)	$87.68 (3)	3,886,969
Equity compensation plans not approved by security holders (4)	--	n/a	747,167
Total	2,270,963	$87.68 (3)	4,634,136

(1)	Consists of the 2009 and the 1994 Plans.

(2)
Includes 72,262 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 228,915 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2011.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 11, 2011.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1)                 Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations and Other Comprehensive Income for
the years ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for
the years ended December 31, 2010, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-8

15(a)(2) Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation	F-36

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

15(a)(3)         Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	--
Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998.  (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)

3(i).2	--	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)

3(ii).1	--	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to form 10-K of the Company filed March 1, 2010.)

3(ii).2	--	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	--
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

10.2	--	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Filed herewith.)

10.3	--
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

10.4	--
Master Cross-Collateralization Agreement, dated as of April 24, 2009, between Deutsche Bank Berkshire Mortgage, Inc., parties identified on Exhibit A-Schedule 1 attached thereto, and Shady Grove Financing, LLC.  (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed August 10, 2009.)

10.5	--
Master Substitution Agreement, dated April 23, 2009, between Deutsche Bank Berkshire Mortgage, Inc., AvalonBay Traville, LLC and the entities identified on Schedule B attached thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed August 10, 2009.)

10.6	--
Form of Multifamily Note, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 24, 2009.) (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 10, 2009.)

10.7	--
Form of Guaranty, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 24, 2009.) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed August 10, 2009.)

10.8+	--	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Fuller, Sargeant, Horey and Meyer. (Filed herewith.)

10.9+	--
Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Blair, Naughton, Sargeant, Horey and Meyer. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)

10.10+	--
Employment Agreement, dated as of July 1, 2003, between the Company and Thomas J. Sargeant.  (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-3 (File No. 333-103755), filed July 7, 2003.)

10.11+	--	First Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of March 31, 2005. (Filed herewith.)

10.12+	--	Form of Second Amendment to Employment Agreements between the Company and Certain Executive Officers. (Incorporated by reference to Exhibit 10.2 to form 8-K of the Company filed May 22, 2008.)

10.13+	--
Third Amendment to Employment Agreement between the Company and Thomas J. Sargeant, dated as of December 14, 2008. (Incorporated by reference to Exhibit 10.9 to Form 10-K of the Company filed March 2, 2009.)

10.14+	--	Employment Agreement, dated as of January 10, 2003, between the Company and Bryce Blair. (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed March 2, 2009.)

10.15+	--	First Amendment to Employment Agreement between the Company and Bryce Blair, dated as of March 31, 2005. (Filed herewith.)

10.16+	--
Third Amendment to Employment Agreement between the Company and Bryce Blair, dated as of December 14, 2008. (Incorporated by reference to exhibit 10.12 to Form 10-K of the Company filed March 2, 2009.)

10.17+	--	Employment Agreement, dated as of February 26, 2001, between the Company and Timothy J. Naughton. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed March 1, 2007.)

10.18+	--	First Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of March 31, 2005. (Filed herewith.)

10.19+	--
Third Amendment to Employment Agreement between the Company and Timothy J. Naughton, dated as of December 14, 2008.  (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 2, 2009.)

10.20+	--	Employment Agreement, dated as of September 10, 2001, between the Company and Leo S. Horey. (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed March 1, 2007.)

10.21+	--	First Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of March 31, 2005. (Filed herewith.)

10.22+	--
Third Amendment to Employment Agreement between the Company and Leo S. Horey, dated as of December 14, 2008.)  (Incorporated by reference to Exhibit 10.18 to Form 10-K of the Company filed March 2, 2009.)

10.23+	--	Retirement Agreement dated as of March 24, 2000, between the Company and Gilbert M. Meyer. (Incorporated by reference to Exhibit 10.15 to Form 10-K of the Company filed March 1, 2007.)

10.24+	--	First Amendment to Retirement Agreement between the Company and Gilbert M. Meyer, dated as of March 31, 2005. (Incorporated by reference to Exhibit 10.8 to Form 10-Q of the Company filed May 6, 2005.)

10.25+	--	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 28, 2009.)

10.26+	--	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.27+	--
Form of Non-Qualified Stock Option Agreement (2009 Stock Option and Incentive Plan).  (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.28+	--
Form of Stock Grant and Restricted Stock Agreement (2009 Stock Option and Incentive Plan).  (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.29+	--	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.30+	--	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.31+	--
1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated.  (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)

10.32+	--
1996 Non-Qualified Employee Stock Purchase Plan - Plan Information Statement dated June 26, 1997.  (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)

10.33+	--	Form of Addendum to AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement for Certain Officers. (Incorporated by reference to Exhibit 10.30 to Form 10-K of the Company filed March 2, 2009.)

10.34+	--	Form of Addendum to AvalonBay Communities, Inc. Incentive Stock Option Agreement for Certain Officers. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 2, 2009.)

10.35+	--	Form of Indemnity Agreement between the Company and its Directors. (Filed herewith.)

10.36+	--	The Company’s Officer Severance Plan, as amended and restated on November 18, 2008. (Incorporated by reference to Exhibit 10.28 to Form 10-K of the Company filed March 2, 2009.)

10.37+	--	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004 (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)

10.38+	--
Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 14, 2006.)

10.39+	--
Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.22 to Form 10-K of the Company filed  March 1, 2007.)

10.40+	--
Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004.  (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2007.)

10.41+	--
Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated).  (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008.)

10.42+	--
Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated.)  (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2008.)

10.43+	--
Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated.)  (Incorporated by reference to Exhibit 10.33 of Form 10-K of the Company filed March 2, 2009.)

10.44+	--
Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement (1994 Stock Incentive Plan, as Amended and Restated).  (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 9, 2007.)

10.45+	--
Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated).  (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 9, 2007.)

10.46	--
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

10.47	--
First Amendment to the Second Amended and Restated Revolving Loan Agreement, dated as of November 13, 2007, among the Company, as Borrower, the banks signatory thereto, each as a Bank, and Bank of America, N.A., as Administrative Agent.  (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 16, 2007.)

10.48	--
Notice, dated August 16, 2010, to extend the Second Amended and Restated Revolving Loan Agreement, as amended, dated November 14, 2006, among AvalonBay Communities, Inc. and JP Morgan Chase, Bank of America, Morgan Stanley, Wells Fargo, Deutsche Bank and other banks.  (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 4, 2010.)

10.49+	--
Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program, as adopted on November 20, 2006, as amended on December 11, 2008, February 10, 2010 and November 10, 2010.  (Filed herewith.)

10.50+	--
Amendment, effective September 30, 2007, to the Company’s quarterly compensation of Non-Employee Directors. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed November 9, 2007.)

10.51+	--	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 22, 2008).

10.52+	--
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011.  (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

12.1	--	Statements re: Computation of Ratios. (Filed herewith.)

21.1	--	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	--	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	--	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	--	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	--	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	--
XBRL (Extensible Business Reporting Language).  The following materials from AvalonBay Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL:  (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders’ equity, (v) notes to consolidated financial statements and (vi) Schedule III - Real Estate and Accumulated Depreciation.*

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

AvalonBay Communities, Inc.

Date: February 18, 2011	By:	/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2011	By:	/s/ Bryce Blair
Bryce Blair, Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2011	By:	/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer
(Principal Financial Officer)

Date: February 18, 2011	By:	/s/ Keri A. Shea
Keri A. Shea, Vice President –Finance & Treasurer
(Principal Accounting Officer)

Date: February 18, 2011	By:	/s/ Bruce A. Choate
Bruce A. Choate, Director

Date: February 18, 2011	By:	/s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: February 18, 2011	By:	/s/ Timothy J. Naughton
Timothy J. Naughton, Director

Date: February 18, 2011	By:	/s/ Lance R. Primis
Lance R. Primis, Director

Date: February 18, 2011	By:	/s/ Peter S. Rummell
Peter S. Rummell, Director

Date: February 18, 2011	By:	/s/ H. Jay Sarles
H. Jay Sarles, Director

Date: February 18, 2011	By:	/s/ W. Edward Walter
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of AvalonBay Communities, Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2011

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12-31-10	12-31-09

ASSETS
Real estate:
Land	$1,344,946	$1,249,236
Buildings and improvements	6,618,559	5,980,423
Furniture, fixtures and equipment	203,852	185,395
	8,167,357	7,415,054
Less accumulated depreciation	(1,705,566)	(1,474,147)
Net operating real estate	6,461,791	5,940,907
Construction in progress, including land	309,704	531,299
Land held for development	184,150	237,095
Operating real estate assets held for sale, net	--	124,186
Total real estate, net	6,955,645	6,833,487

Cash and cash equivalents	306,426	105,691
Cash in escrow	173,343	210,676
Resident security deposits	22,289	23,646
Investments in unconsolidated real estate entities	121,537	74,570
Deferred financing costs, net	33,284	34,531
Deferred development costs	77,253	87,763
Prepaid expenses and other assets	131,711	87,241
Total assets	$7,821,488	$7,457,605

LIABILITIES AND EQUITY
Unsecured notes, net	$1,820,141	$1,658,029
Variable rate unsecured credit facility	--	--
Mortgage notes payable	2,247,516	2,316,843
Dividends payable	76,676	72,773
Payables for construction	34,433	49,623
Accrued expenses and other liabilities	246,591	232,964
Accrued interest payable	32,248	35,069
Resident security deposits	34,030	33,646
Liabilities related to real estate assets held for sale	--	2,734
Total liabilities	4,491,635	4,401,681

Redeemable noncontrolling interests	14,262	5,797

Stockholders' equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2010 and December 31, 2009; zero shares
issued and outstanding at December 31, 2010 and December 31, 2009	--	--
Common stock, $0.01 par value; 140,000,000 shares authorized at both
December 31, 2010 and December 31, 2009; 85,899,080 and 81,528,957 shares
issued and outstanding at December 31, 2010 and December 31, 2009, respectively	859	815
Additional paid-in capital	3,593,677	3,200,367
Accumulated earnings less dividends	(282,743)	(149,988)
Accumulated other comprehensive loss	(1,175)	(1,067)
Total stockholders' equity	3,310,618	3,050,127
Noncontrolling interests	4,973	--
Total equity	3,315,591	3,050,127
Total liabilities and equity	$7,821,488	$7,457,605

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12-31-10	12-31-09	12-31-08
Revenue:
Rental and other income	$887,912	$843,779	$807,196
Management, development and other fees	7,354	7,328	6,568
Total revenue	895,266	851,107	813,764

Expenses:
Operating expenses, excluding property taxes	269,946	261,333	248,396
Property taxes	93,388	83,702	73,839
Interest expense, net	175,209	150,323	114,910
(Gain) loss on extinguishment of debt, net	--	25,910	(1,839)
Depreciation expense	232,571	209,260	183,266
General and administrative expense	26,846	28,748	42,781
Impairment loss - land holdings	--	21,152	57,899
Total expenses	797,960	780,428	719,252

Equity in income of unconsolidated entities	762	1,441	4,566
Gain on sale of land	--	4,830	--

Income from continuing operations	98,068	76,950	99,078

Discontinued operations:
Income from discontinued operations	1,937	13,437	26,767
Gain on sale of communities	74,074	63,887	284,901
Total discontinued operations	76,011	77,324	311,668

Net income	174,079	154,274	410,746
Net loss attributable to noncontrolling interests	1,252	1,373	741
Net income attributable to the Company	175,331	155,647	411,487
Dividends attributable to preferred stock	--	--	(10,454)

Net income attributable to common stockholders	$175,331	$155,647	$401,033

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	(108)	1,865	434
Comprehensive income	$175,223	$157,512	$401,467

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$1.18	$0.98	$1.16
Discontinued operations attributable to common stockholders	0.90	0.96	4.05

Net income attributable to common stockholders	$2.08	$1.94	$5.21

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders, net of preferred stock dividends	$1.17	$0.97	$1.15
Discontinued operations attributable to common stockholders	0.90	0.96	4.02

Net income attributable to common stockholders	$2.07	$1.93	$5.17

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

						Accumulated	Accumulated	Total
	Shares issued				Additional	earnings	other	AvalonBay
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders'	Noncontrolling	Total
	stock	stock	stock	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2007	4,000,000	77,318,611	$40	$773	$3,026,708	$1,566	$(3,366)	$3,025,721	$--	$3,025,721

Net income attributable to the Company	--	--	--	--	--	411,487	--	411,487	--	411,487
Unrealized gain on cash flow hedges	--	--	--	--	--	--	434	434	--	434
Change in redemption value of
noncontrolling interest	--	--	--	--	--	12,095	--	12,095	--	12,095
Dividends declared to common
and preferred stockholders	--	--	--	--	--	(423,118)	--	(423,118)	--	(423,118)
Issuance of common stock	--	323,085	--	3	5,838	(185)	--	5,656	--	5,656
Purchase of common stock	--	(521,733)	--	(5)	(18,086)	(24,068)	--	(42,159)	--	(42,159)
Redemption of preferred stock	(4,000,000)	--	(40)	--	(96,425)	--	--	(96,465)	--	(96,465)
Amortization of deferred compensation	--	--	--	--	22,464	--	--	22,464	--	22,464

Balance at December 31, 2008	--	77,119,963	-	771	2,940,499	(22,223)	(2,932)	2,916,115	--	2,916,115

Net income attributable to the Company	--	--	--	--	--	155,647	--	155,647	--	155,647
Unrealized gain on cash flow hedges	--	--	--	--	--	--	1,865	1,865	--	1,865
Change in redemption value of
noncontrolling interest	--	--	--	--	--	3,373	--	3,373	--	3,373
Dividends declared to common stockholders	--	--	--	--	--	(287,983)	--	(287,983)	--	(287,983)
Issuance of common stock, net of withholdings	--	4,408,994	--	44	245,676	1,198	--	246,918	--	246,918
Amortization of deferred compensation	--	--	--	--	14,192	--	--	14,192	--	14,192

Balance at December 31, 2009	--	81,528,957	-	815	3,200,367	(149,988)	(1,067)	3,050,127	--	3,050,127

Net income	--	--	--	--	--	175,331	--	175,331	928	176,259
Unrealized gain (loss) on cash flow hedges	--	--	--	--	--	--	(108)	(108)	--	(108)
Change in redemption value of
noncontrolling interest	--	--	--	--	--	(5,573)	--	(5,573)	--	(5,573)
Consolidation of noncontrolling interests	--	--	--	--	--	--	--	--	4,045	4,045
Dividends declared to common stockholders	--	--	--	--	--	(302,518)	--	(302,518)	--	(302,518)
Issuance of common stock, net of withholdings	--	4,370,123	--	44	380,924	5	--	380,973	--	380,973
Amortization of deferred compensation	--	--	--	--	12,386	--	--	12,386	--	12,386

Balance at December 31, 2010	--	85,899,080	$-	$859	$3,593,677	$(282,743)	$(1,175)	$3,310,618	$4,973	$3,315,591

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12-31-10	12-31-09	12-31-08

Cash flows from operating activities:
Net income	$174,079	$154,274	$410,746
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation expense	232,571	209,260	183,266
Depreciation expense from discontinued operations	371	9,026	16,186
Amortization of deferred financing costs and debt premium/discount	7,723	8,139	5,892
Amortization of stock-based compensation	5,938	6,098	11,888
Equity in income of unconsolidated entities, net of eliminations	1,852	(810)	(3,436)
Impairment loss - land holdings	--	21,152	57,899
Abandonment of development pursuits	--	2,461	9,428
(Gain) loss on extinguishment of debt, net	--	25,910	(1,839)
Gain on sale of real estate assets	(74,074)	(68,717)	(284,901)
(Increase) decrease in cash in operating escrows	(4,996)	(2,434)	3,054
(Increase) decrease in resident security deposits,
prepaid expenses and other assets	(15,234)	2,391	(5,673)
Increase (decrease) in accrued expenses, other liabilities
and accrued interest payable	3,876	11,850	(16,426)
Net cash provided by operating activities	332,106	378,600	386,084

Cash flows from investing activities:
Development/redevelopment of real estate assets including
land acquisitions and deferred development costs	(429,853)	(560,155)	(881,503)
Capital expenditures - existing real estate assets	(16,772)	(11,114)	(15,534)
Capital expenditures - non-real estate assets	(420)	(834)	(5,290)
Proceeds from sale of real estate, net of selling costs	194,009	189,417	529,777
Increase (decrease) in payables for construction	(15,190)	(14,740)	(27,018)
Decrease in cash in construction escrows	42,329	77,754	126,611
Acquisition of mortgage note	(24,000)	--	--
(Increase) decrease in investments in unconsolidated real estate entities	(49,039)	(13,887)	6,648
Net cash used in investing activities	(298,936)	(333,559)	(266,309)

Cash flows from financing activities:
Issuance of common stock	381,365	108,860	7,433
Repurchase of common stock	--	--	(42,159)
Redemption of preferred stock	--	--	(100,000)
Dividends paid	(298,090)	(283,710)	(278,795)
Net repayments under unsecured credit facility	--	(124,000)	(390,500)
Issuance of mortgage notes payable and draws on construction loans	--	741,140	697,046
Repayments of mortgage notes payable	(69,327)	(65,229)	(67,442)
Issuance of unsecured notes	250,000	500,000	330,000
Repayment of unsecured notes	(89,576)	(868,564)	(219,050)
Payment of deferred financing costs	(6,524)	(12,523)	(9,491)
Redemption of units for cash by minority partners	--	(202)	(1,756)
Distributions to DownREIT partnership unitholders	(61)	(57)	(216)
Distributions to joint venture and profit-sharing partners	(222)	--	(181)
Net cash provided by (used in) financing activities	167,565	(4,285)	(75,111)

Net increase in cash and cash equivalents	200,735	40,756	44,664

Cash and cash equivalents, beginning of year	105,691	64,935	20,271

Cash and cash equivalents, end of year	$306,426	$105,691	$64,935

Cash paid during the year for interest, net of amount capitalized	$157,014	$168,651	$110,290

See accompanying notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the year ended December 31, 2010:

●
102,984 shares of common stock valued at $7,777 were issued in connection with stock grants; 5,687 shares valued at $525 were issued through the Company’s dividend reinvestment plan; 48,882 shares valued at $4,203 were withheld to satisfy employees’ tax withholding and other liabilities; 1,300 shares valued at $39 were forfeited, 25 shares valued at $3 were issued in exchange for DownREIT OP units and 61,055 shares valued at $3,322 were issued to two former members of the Company’s Board of Directors in fulfillment of deferred stock awards, for a net value of $7,385. In addition, the Company granted 126,484 options for common stock at a value of $2,460.

●
The Company recorded a decrease to prepaid expenses and other assets and a corresponding decrease to other comprehensive income of $108 and recorded an increase of $1,737 to prepaid expenses and other assets with a corresponding offset to unsecured notes, net, to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

●	Common dividends declared but not paid totaled $76,676.

●
The Company recorded an increase of $5,573 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

●	The Company recognized $4,045 in noncontrolling interests in conjunction with the consolidation of a Fund I subsidiary. See Note 6, “Investments in Real Estate Entities” for further discussion.

During the year ended December 31, 2009:

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

●	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,865 to record the impact of the Company’s hedge accounting activity.

●	Common dividends declared but not paid totaled $72,773.

●
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

During the year ended December 31, 2008:

●
130,325 shares of common stock valued at $11,646 were issued in connection with stock grants, 5,703 shares valued at $458 were issued through the Company’s dividend reinvestment plan, 24,407 shares valued at $1,357 were issued to a retiring member of the Board of Directors in fulfillment of deferred stock awards, 39,633 shares valued at $3,483 were withheld to satisfy employees’ tax withholding and other liabilities and 1,101 shares valued at $109 were forfeited, for a net value of $9,869.  In addition, the Company granted 401,212 options for common stock at a value of $3,976.

●	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $434 to record the impact of the Company’s hedge accounting activity.

●
The Company issued $135,000 of variable rate debt relating to Avalon Walnut Creek.  The proceeds were placed in an escrow account until requisitioned for construction funding and no amounts were drawn in 2008 for use in the development of the community.

●	Common and preferred dividends declared but not paid totaled $208,209.

●
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

At December 31, 2010, the Company owned or held a direct or indirect ownership interest in 172 operating apartment communities containing 51,245 apartment homes in ten states and the District of Columbia, of which nine communities containing 3,348 apartment homes were under reconstruction.  In addition, the Company owned or held a direct or indirect ownership interest in 14 communities under construction that are expected to contain an aggregate of 3,334 apartment homes when completed.  The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 26 communities that, if developed as expected, will contain an estimated 7,313 apartment homes.

All capitalized terms have the meaning as provided in this Form 10-K.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities that qualified for consolidation.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for joint venture entities and subsidiary partnerships, including those structured as DownREITs, that are not variable interest entities in accordance with the guidance applicable to limited partnerships or similar entities. The Company evaluates the partnership of each joint venture entity and determines whether control over the partnership lies with the general partner or, when the limited partners have certain rights, with the limited partners. The Company consolidates an investment when both (i) the Company is the general partner, and (ii) the limited partner interests do not overcome the Company's presumption of control by having either substantive participating rights, the ability to remove the Company as the general partner or the ability to dissolve the partnership.

The Company generally uses the equity method under all other potential scenarios, including (i) where the Company holds a general partner interest but the presumption of control by the Company is overcome by the limited partner interests as described in the preceding paragraph, and (ii) where the Company holds a noncontrolling limited partner interest in a joint venture. Investments in which the Company has little or no influence are accounted for using the cost method.

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

Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate.  Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred.  For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is still probable and (iii) ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, or the Company’s intended use changes such that capitalization is no longer appropriate. For redevelopment efforts, the Company capitalizes costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident.  Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as incurred.

The Company acquired as Development Rights ten land parcels improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2010, the Company is pursuing development of two of these parcels. For the eight parcels of land for which the Company does not intend to pursue development, rental revenue from the incidental operations are recognized as a component of rental and other income.  For those land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin.  Revenue from incidental operations received from the current improvements on the land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction its estimated fair value at the date of acquisition.  The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives.  Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases.  The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents. For acquisitions subsequent to December 31, 2008, all costs incurred related to acquisitions are expensed. Prior to January 1, 2009, third party costs directly associated with acquisitions were capitalized as part of the purchase price.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years.  Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes

As of December 31, 2010, the Company did not have any unrecognized tax benefits.  The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.  The Company is subject to examination by the respective taxing authorities for the tax years 2007 through 2009.

The Company elected to be taxed as a REIT under the Code, as amended, for the year ended December 31, 1994 and has not revoked such election.  A corporate REIT is a legal entity which holds real estate interests and can deduct from its Federally taxable income any dividends if pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders.  Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of the taxable income over the time period allowed under the Code to its stockholders.  Management believes that all such conditions for the avoidance of income taxes on ordinary income have been or will be met for the periods presented.  Accordingly, no provision for federal and state income taxes has been made.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  The Company incurred net charges (refunds) of ($235), $515 and $3,200 for federal excise taxes in 2010, 2009 and 2008, respectively, as a component of general and administrative expense in the Consolidated Statement of Operations and Other Comprehensive Income. The Company does not expect to incur any excise taxes related to 2010.  In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries is subject to federal, state and local income taxes, although no taxes were incurred during 2010.

The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2010, 2009 and 2008 (unaudited):

	2010	2009	2008
	Estimate	Actual	Actual

Net income available to common stockholders	$175,331	$155,647	$401,033
Dividends attributable to preferred stock,
not deductible for tax	--	--	7,226
GAAP gain on sale of communities less than tax gain	3,812	21,915	62,540
Depreciation/Amortization timing differences on real estate	3,644	2,866	(18,997)
Tax compensation expense less than (in excess of) GAAP	(12,757)	12,626	10,131
Impairment Loss	--	19,088	50,100
Other adjustments	10,634	12,761	1,943
Taxable net income	$180,664	$224,903	$513,976

The following summarizes the tax components of the Company’s common and preferred dividends declared for the years ended December 31, 2010, 2009 and 2008 (unaudited):

	2010	2009	2008

Ordinary income	74%	69%	16%
15% capital gain	11%	21%	60%
Unrecaptured §1250 gain	15%	10%	24%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable.  Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $23,215 at December 31, 2010 and $19,880 at December 31, 2009.

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

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk. As of December 31, 2010, the Company had approximately $210,421 in variable rate debt subject to cash flow hedges and $225,000 of fixed rate debt subject to fair value hedges.  As of December 31, 2009, there was $59,306 in variable rate debt subject to cash flow hedges and $300,000 of fixed rate debt subject to fair value hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $109,020 and $110,275 in variable rate debt which is subject to interest rate caps as of December 31, 2010 and December 31, 2009 respectively. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.

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

	For the year ended
	12-31-10	12-31-09	12-31-08
Basic and diluted shares outstanding

Weighted average common shares - basic	83,859,936	79,951,348	76,783,515

Weighted average DownREIT units outstanding	15,321	16,490	59,886

Effect of dilutive securities	757,612	631,819	735,451

Weighted average common shares - diluted	84,632,869	80,599,657	77,578,852

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$175,331	$155,647	$401,033
Net income allocated to unvested restricted shares	$(498)	$(486)	$(1,313)
Net income attributable to common stockholders, adjusted	$174,833	$155,161	$399,720

Weighted average common shares - basic	83,859,936	79,951,348	76,783,515

Earnings per common share - basic	$2.08	$1.94	$5.21

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$175,331	$155,647	$401,033
Add: noncontrolling interests of DownREIT unitholders in
consolidated partnerships, including discontinued operations	55	66	216

Adjusted net income available to common stockholders	$175,386	$155,713	$401,249

Weighted average common shares - diluted	84,632,869	80,599,657	77,578,852

Earnings per common share - diluted	$2.07	$1.93	$5.17

Dividends per common share	$3.5700	$3.5700	$5.3775

Certain options to purchase shares of common stock in the amounts of 326,366 and 1,990,064 were outstanding at December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because such options are anti-dilutive.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2010, 2009 and 2008, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $2,741 in 2010, $5,842 in 2009 and $12,511 in 2008. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.  Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

The Company also assesses land held for development for impairment if the intent of the Company changes with respect to the development of the land. The Company did not recognize any impairment charges for land holds in 2010. During 2009 and 2008, the Company concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of impairment charges of $21,152 and $57,899 in 2009 and 2008, respectively, related to the impairment of land parcels which the Company concluded would not be developed at the dates of the impairment. The Company looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels.  Considering the Company’s knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value.  For the internally generated fair values, the Company used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. In 2009, an unconsolidated joint venture in which the Company holds an interest determined that the economic downturn impacted the recoverability of the carrying value of a long lived asset held as an investment.  Accordingly, the joint venture recognized an impairment loss.  The Company recognized its proportionate share of the impairment loss of approximately $2,600 as a component of equity in income of unconsolidated entities on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.  There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the years ended December 31, 2010 or 2008.

Assets Held for Sale & Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Operations and Other Comprehensive Income.  Held for sale and discontinued operations classifications are provided in both the current and prior periods presented.  Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell.  Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets.  Subsequent to classification of an asset as held for sale, no further depreciation is recorded.  For those assets qualifying for classification as discontinued operations, specific components of net income presented as discontinued operations include net operating income, minority interest expense, depreciation expense and interest expense, net.  For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations.  In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized.  A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations.  The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows.  The Company had no assets that qualified for held for sale presentation at December 31, 2010.

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

Noncontrolling Interests

Noncontrolling interests represent our joint venture partners’ claims on consolidated investments where the Company owns less than a 100% interest.  The Company records these interests at their initial fair value, adjusting the basis prospectively for the joint venture partners’ share of the respective consolidated investments’ results of operations and applicable changes in ownership.

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

Recently Adopted Accounting Standards

The following is a summary of the new accounting guidance issued and applicable to the Company for 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to significantly amend the consolidation guidance applicable to variable interest entities (“VIEs”). The consolidation model was modified to one based on control and economics, and replaced the quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE.  Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  The amendments also require expanded disclosures related to VIEs which are consistent with the disclosure framework applied by the Company.

In January 2010, the FASB issued guidance on fair value measurements and disclosures. This guidance specifies that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should separately present information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

In February 2010, the FASB issued guidance on embedded derivatives and hedging. This guidance clarified the rules applicable to embedded derivatives in which the only underlying is an interest or interest rate index. In addition, it also modified the rules related to subsequent measurement of cash flow hedges by adding provisions to clarify that the adjustment of accumulated other comprehensive income shall incorporate recognition of part or all of the gain or loss on the hedging derivative, as necessary. Finally, it modified the rules applicable to the cumulative gain or loss and the cumulative change in expected future cash flows related to non-designated cash flow hedges.

In February 2010, the FASB issued guidance on subsequent events, eliminating the requirement to disclose the date through which subsequent events have been evaluated.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $33,393 for 2010, $48,226 for 2009 and $74,621 for 2008.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of December 31, 2010 and December 31, 2009 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2010 and 2009, as shown in the Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	12-31-10	12-31-09

Fixed rate unsecured notes (1)	$1,595,901	$1,360,477
Variable rate unsecured notes (1)	225,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt	1,651,135	1,632,605
Variable rate mortgage notes payable - conventional and tax-exempt	596,381	684,238

Total notes payable and unsecured notes	4,068,417	3,977,320

Variable rate unsecured credit facility	--	--

Total mortgage notes payable, unsecured notes and Credit Facility	$4,068,417	$3,977,320

(1)
Balances at December 31, 2010 and December 31, 2009 exclude $2,269 and $2,220 respectively of debt discount, and $1,509 and  ($228) respectively for basis adjustments, as reflected in unsecured notes on the Company's Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2010:

●	In February 2010, the Company repaid a 6.47% fixed rate secured mortgage note in the amount of $13,961 in advance of its March 2012 scheduled maturity date.
●	In March 2010, the Company repaid a 6.95% fixed rate secured mortgage note in the amount of $11,226 in advance of its February 2025 scheduled maturity date.
●	In October 2010, the Company repaid a variable rate secured mortgage note in the amount of $28,989 in accordance with its scheduled maturity date.
●	In October 2010, the Company repaid a 5.17% fixed rate secured mortgage note in the amount of $9,780 in advance of its July 2024 scheduled maturity date.
●
In November 2010, the Company issued $250,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement.  The notes mature in January 2021 and have an all-in interest rate of 4.04%.

●
In December 2010, the Company repaid $89,576 principal amount of its unsecured notes in accordance with their scheduled maturity.  The notes had an all-in interest rate, inclusive of applicable hedging instruments, of 7.31%.

In the aggregate, secured notes payable mature at various dates from March 2011 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,738,000 as of December 31, 2010).  As of December 31, 2010, the Company has guaranteed approximately $274,829 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% and 5.9% at December 31, 2010 and December 31, 2009, respectively. The weighted average interest rate of the Company’s variable rate mortgage notes payable, including the effect of certain financing related fees, was 2.2% and 1.9% at December 31, 2010 and December 31, 2009, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2010 are as follows:

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2011	$10,913	$36,524	$39,900	6.625%
			150,000	5.878%	(2)

2012	14,068	108,101	104,400	5.500%
			201,601	6.125%
			75,000	4.598%	(2)

2013	14,910	264,697	100,000	4.950%

2014	15,803	33,100	150,000	5.375%

2015	14,759	365,130	--	--

2016	15,634	--	250,000	5.750%

2017	16,567	18,300	250,000	5.700%

2018	17,556	--	--	--

2019	2,588	699,529	--	--

2020	2,761	--	250,000	6.100%

Thereafter	357,944	238,635	250,000	3.950%

	$483,503	$1,764,016	$1,820,901

(1) Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.
(2) The weighted average all-in interest rate for the swapped unsecured notes as of December 31, 2010.

The Company’s unsecured notes are redeemable at our option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific unsecured note, plus accrued and unpaid interest to the redemption date. The indenture under which the Company’s unsecured notes were issued contains limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2010.

The Company has a variable rate Credit Facility in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays an annual facility fee of approximately $1,250.  The Company did not have any amounts outstanding under the Credit Facility and $51,235 outstanding in letters of credit as of December 31, 2010. At December 31, 2009, there were no outstanding amounts under the Credit Facility and $44,105 outstanding in letters of credit.  The Credit Facility bears interest at varying levels based on LIBOR, rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company.  The current stated pricing is LIBOR plus 0.40% per annum (0.66% at December 31, 2010).  The stated spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00% based on the Company’s credit ratings.  In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $650,000.  The competitive bid option may result in lower pricing than the stated rate if market conditions allow.

The Company expects to refinance the Credit Facility prior to maturity in November 2011.  The Company expects the cost of the new facility will increase as compared to its current Credit Facility.  While market conditions likely support an ability to retain the Company’s current capacity, a reduction in capacity may be appropriate to avoid increased costs to maintain that capacity.

The Company was in compliance at December 31, 2010 with certain customary financial and other covenants under the Credit Facility.

4.  Stockholders’ Equity

As of December 31, 2010 and 2009, the Company had authorized for issuance 140,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2010, the Company:
(i)	issued 3,513,036 shares of common stock through public offerings;
(ii)	issued 729,381 shares of common stock in connection with stock options exercised;
(iii)	issued 5,687 common shares through the Company’s dividend reinvestment plan;
(iv)	issued 8,137 common shares through the Company’s employee stock purchase plan;
(v)	issued 102,984 common shares in connection with stock grants;
(vi)	issued 61,055 common shares to two members of the Company’s Board of Directors in fulfillment of deferred stock awards;
(vii)	issued 25 common shares to acquire an equal number of DownREIT limited partnership units;
(viii)	withheld 48,882 common shares to satisfy employees’ tax withholding and other liabilities; and
(ix)	redeemed 1,300 shares of restricted common stock upon forfeiture.

In addition, the Company granted 126,484 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during 2010 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2010, and will not be reflected until earned as compensation cost.

In August 2009, the Company commenced CEP I, under which the Company was authorized to sell up to $400,000 of its common stock until August 2012. From the inception of CEP I in August 2009 through completion of the offering in July 2010, the Company sold 4,585,105 shares at an average sales price of $87.24 for net proceeds of $393,993.

In November 2010, the Company commenced CEP II, under which the Company may sell up to $500,000 of its common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP II, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2010, the Company sold 432,832 shares under this program at an average sales price of $112.44 per share, for net proceeds of $47,935.  Refer to Note 14, “Subsequent Events,” for sales under CEP II in 2011.

5.  Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into derivative transactions for trading or other speculative purposes.  The following table summarizes the consolidated Hedging Derivatives at December 31, 2010, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges	Fair Value Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps

Notional balance	$109,847	$196,390	$225,000
Weighted average interest rate (1)	1.5%	2.5%	5.1%
Weighted average capped interest rate	6.9%	5.3%	n/a
Earliest maturity date	Apr-11	Jun-12	Sep-11
Latest maturity date	Mar-14	Jun-15	Jan-12
Estimated fair value, asset	$39	$630	$1,509

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

The Company had five derivatives designated as cash flow hedges, three derivatives designated as fair value hedges and five derivatives not designated as hedges at December 31, 2010. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Consolidated Statements of Operations and Other Comprehensive Income.  Fair value changes for derivatives not in qualifying hedge relationships for the year ended December 31, 2010 were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow.  To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease of $108 and an increase in other comprehensive income of $1,865 and $434 during the years ended December 31, 2010, 2009 and 2008, respectively. The amount reclassified into earnings in 2010, as well as the estimated amount included in accumulated other comprehensive income as of December 31, 2010 expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period, are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges, the Company has recorded the derivatives at fair value as a component of prepaid expenses and other current assets, with the associated gain or loss as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Consolidated Balance Sheets.

The Company assesses, both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges.  Hedge ineffectiveness, reported as a component of general and administrative expenses, did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.  The fair values of the Hedging Derivatives and non-designated derivatives are included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets.

Derivative financial instruments expose the Company to credit risk in the event of nonperformance by the counterparties under the terms of the Hedging Derivatives.  The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group.  As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. Because of our counterparties’ credit rating, the Company believes the likelihood of realizing losses from counterparty non-performance is remote. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivative financial instruments.  Refer to Note 11, “Fair Value Measurements,” for further discussion.

6.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, except as otherwise noted below, as discussed in Note 1, “Organization and Basis of Presentation,” under Principles of Consolidation.

As of December 31, 2010, the Company had investments in the following real estate entities:

●
CVP I, LLC – In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in 2005. The Company has contributed $6,270 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2010).  The Company is the managing member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party.

As of December 31, 2010, CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000, which have permanent credit enhancement.  The Company has agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. The Company has also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project, which is expected in 2011. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of December 31, 2010, were not significant.  As a result the Company has not recorded any obligation associated with these guarantees at December 31, 2010.

●
MVP I, LLC – In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II.  Construction of Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $6,433 to this venture and holds a 25% equity interest.  The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a fixed-rate conventional loan, which is secured by the underlying real estate assets of the community, for $105,000.  The loan is an interest-only note bearing interest at 6.02%, maturing in December 2015.  The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so.

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

Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $45,068 maturing in April 2016.  The variable rate loan had an interest rate of 3.6% at December 31, 2010. The Company has not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor does the Company have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

●
Aria at Hathorne Hill, LLC – In the second quarter of 2007, a wholly-owned taxable REIT subsidiary of the Company entered into an LLC agreement with a joint venture partner to develop 64 for-sale town homes with a projected total capitalized cost of $23,621 in Danvers, Massachusetts on an out parcel adjacent to our Avalon Danvers rental apartment community.  Approximately 30% of the homes have been built and sold, with the remaining homes to be developed during 2011 and 2012.  The out parcel was zoned for for-sale activity, and was contributed to the LLC by a subsidiary of the Company in exchange for a 50% ownership interest. The LLC has a variable rate loan for $1,860 at an interest rate of 4.19% that matured in June 2010. As of December 31, 2010, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. As of December 31, 2010, the lender has not declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although the Company has not guaranteed the debt of Aria at Hathorne nor does it have any obligation to fund the debt should the venture be unable to do so, the Company has the right to cure any event of default by the venture.

●
 Arna Valley View LP – In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia.  This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community.  A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest.  The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement.  As of December 31, 2010, Arna Valley View has $5,269 of variable rate, tax-exempt bonds outstanding, which mature in June 2032.  In addition, Arna Valley View has $5,351 of 4% fixed rate county bonds outstanding that mature in December 2030.  Arna Valley View’s debt is neither guaranteed by, nor recourse, to the Company.  Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

●
Fund I – In March 2005, the Company admitted outside investors into Fund I, a private, discretionary investment vehicle, which acquired and operates communities in the Company’s markets. Fund I served as the principal vehicle through which the Company acquired investments in apartment communities, subject to certain exceptions, until March 2008. Fund I has nine institutional investors, including the Company, and a combined equity capital investment of $330,000.  A significant portion of the investments made in Fund I by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Internal Revenue Code (the “Fund I REIT”). A wholly-owned subsidiary of the Company is the general partner of Fund I and has contributed $50,000 to Fund I and the Fund I REIT, representing a 15.2% combined general partner and limited partner equity interest.  At December 31, 2010, Fund I was fully invested.  The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met.

Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $434,163, including $24,060 for the mortgage note we purchased during 2010 as discussed elsewhere in this Form 10-K.  Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of Fund I, nor does the Company have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, the Company has provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500 as of December 31, 2010). As of December 31, 2010, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2010, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2010.

●
Fund II – On September 2, 2008, the Company announced the formation of Fund II, a private, discretionary investment vehicle with commitments from five institutional investors including the Company. In the second quarter of 2009, the Company announced the second and final closing of Fund II, admitting an additional joint venture partner, and additional equity commitments, both from existing as well as the new joint venture partner. The additional joint venture partner capital commitments raised as part of the second closing reduced the Company's equity ownership interest to 31% from 45%. The Company’s total capital commitment to Fund II is $125,000.  The Company’s uncalled capital commitment is $51,970 at December 31, 2010, which may be called through the end of the investment period of Fund II in August 2011.

During the year ended December 31, 2010 subsidiaries of Fund II acquired the following six operating communities:
●	Avalon Rothbury, a garden-style community consisting of 203 apartment homes located in Gaithersburg, MD, was acquired for a purchase price of $31,250;
●	Creekside Meadows, a garden-style community consisting of 628 apartment homes located in Tustin (Orange County), CA, was acquired for a purchase price of $98,500;

●	Grove Park Apartments, a garden-style community consisting of 684 apartment homes located in Gaithersburg, MD, was acquired for a purchase price of $101,000;
●	The Apartments at Briarwood, a garden-style community consisting of 348 apartment homes located in Owings Mills, MD, was acquired for a purchase price of $44,750;
●	Canyonwoods, a garden-style community consisting of 140 apartment homes located in Lake Forest, CA, was acquired for a purchase price of $24,700; and
●
Fox Run Apartments, a garden-style community consisting of 776 apartment homes, located in Plainsboro, NJ, was acquired for a purchase price of $86,500.  In conjunction with the acquisition of the community, the subsidiary of Fund II assumed the existing 4.4% fixed rate mortgage loan for $45,000, which matures in November 2014.

Subsidiaries of Fund II have eight loans secured by individual assets with amounts outstanding in the aggregate of $286,899, with maturity dates that vary from November 2014 to June 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate.  The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, the Company has provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $5,842 as of December 31, 2010).  As of December 31, 2010, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2010, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2010.

Detail of the real estate and associated funding underlying the Company’s unconsolidated investments is presented in the following table:

		Company	# of	Total	Debt
		Ownership	Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments		Percentage	Homes	Cost (1)	Amount (2)	Type	Rate (3)	Date

Fund I

1.	Avalon at Redondo Beach - Los Angeles, CA		105	$24,622	$21,033	Fixed	4.87%	Oct 2011

2.	Avalon Lakeside - Chicago, IL		204	18,401	12,056	Fixed	5.74%	Mar 2012

3.	Avalon Columbia - Baltimore, MD		170	29,406	22,275	Fixed	5.48%	Apr 2012

4.	Avalon Sunset - Los Angeles, CA		82	20,903	12,750	Fixed	5.41%	Mar 2014

5.	Avalon at Poplar Creek - Chicago, IL		196	28,093	16,500	Fixed	4.83%	Oct 2012

6.	Avalon at Civic Center - Norwalk, CA		192	42,756	27,001	Fixed	5.38%	Aug 2013

7.	Avalon Paseo Place - Fremont, CA		134	24,872	11,800	Fixed	5.74%	Nov 2013

8.	Avalon at Yerba Buena - San Francisco, CA		160	66,809	41,500	Fixed	5.88%	Mar 2014

9.	Avalon at Aberdeen Station - Aberdeen, NJ		290	58,539	39,842	Fixed	5.64%	Sep 2013

10.	The Springs - Corona, CA (4)		320	30,021	24,060	Fixed	6.06%	Oct 2014

11.	Avalon Lombard - Lombard, IL		256	35,319	17,243	Fixed	5.43%	Jan 2014

12.	Avalon Cedar Place - Columbia, MD		156	24,466	12,000	Fixed	5.68%	Feb 2014

13.	Avalon Centerpoint - Baltimore, MD (5)		392	80,102	45,000	Fixed	5.74%	Dec 2013
					-
14.	Middlesex Crossing - Billerica, MA		252	38,305	24,100	Fixed	5.49%	Dec 2013

15.	Avalon Crystal Hill - Ponoma, NY		168	38,645	24,500	Fixed	5.43%	Dec 2013

16.	Avalon Skyway - San Jose, CA		348	78,219	37,500	Fixed	6.11%	Mar 2014

17.	Avalon Rutherford Station - East Rutherford, NJ		108	36,821	19,787	Fixed	6.13%	Sep 2016

18.	South Hills Apartments - West Covina, CA		85	24,756	11,761	Fixed	5.92%	Oct 2013

19.	Weymouth Place - Weymouth, MA		211	25,298	13,455	Fixed	5.12%	Mar 2015

	Total Fund I	15.2%	3,829	$726,353	$434,163		5.6%

Fund II

1.	Avalon Bellevue Park - Bellevue, WA		220	33,992	21,515	Fixed	5.52%	Jun 2019

2.	Avalon Fair Oaks - Fairfax, VA		491	71,759	42,600	Fixed	5.26%	May 2017

3.	Avalon Rothbury - Gaithersburg, MD		203	31,413	18,750	Variable	2.85%	Jun 2017

4.	The Apartments at Briarwood - Owings Mills, MD		348	44,780	26,850	Variable	3.64%	Jun 2017

5.	Grove Park Apartments - Gaithersburg, MD		684	101,077	63,200	Fixed	5.42%	Jan 2017

6.	Creekside Meadows - Tustin, CA		628	98,911	59,100	Fixed	3.81%	Sep 2017

7.	Canyonwoods - Lake Forest, CA		140	24,703	-	N/A	N/A	N/A

8.	Fox Run Apartments - Plainsboro, NJ (6)		776	86,500	54,884	Fixed	4.56%	Nov 2014

	Total Fund II	31.3%	3,490	$493,135	$286,899		4.6%

Other Operating Joint Ventures

1.	Avalon Chrystie Place I - New York, NY (7)	20.0%	361	135,393	117,000	Variable	1.01%	Nov 2036

2.	Avalon at Mission Bay North II - San Francisco, CA (8)	25.0%	313	124,014	105,000	Fixed	6.02%	Dec 2015

3.	Avalon Del Rey - Los Angeles, CA	30.0%	309	70,037	45,068	Variable	3.60%	Apr 2016

Other Development Joint Ventures

1.	Aria at Hathorne - Danvers, MA (8) (9)	50.0%	64	N/A	1,860	Variable	4.19%	Jun 2010 (10)

	Total Other Joint Ventures		1,047	$329,444	$268,928		3.4%

	Total Unconsolidated Investments		8,366	$1,548,932	$989,990		4.7%

(1)	Represents total capitalized cost as of December 31, 2010.

(2)
The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt.

(4)	As discussed elsewhere in this Form 10-K, beginning in the three months ended September 30, 2010, the Company consolidated the net assets and results of operations of The Springs.

(5)	Borrowing on this community is comprised of three mortgage loans.

(6)	Borrowing on this community is comprised of two mortgage loans.

(7)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

(8)	The Company has contributed land receiving capital credit for the fair value upon contribution as its only capital contribution to this development.

(9)	After the venture makes certain threshold distributions to the Company, the Company receives 50% of all further distributions.

(10)
The loan for this venture matured in June 2010. As of December 31, 2010, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. As of December 31, 2010, the lender has not declared an event of default with respect to the note or required the venture to pay a default rate of interest. Although the Company has not guaranteed the debt of Aria at Hathorne nor does it have any obligation to fund the debt should the venture be unable to do so, the Company has the right to cure any event of default by the venture.

 The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (unaudited):

	12-31-10	12-31-09
Assets:
Real estate, net	$1,393,274	$1,065,328
Other assets	88,504	39,502

Total assets	$1,481,778	$1,104,830
Liabilities and partners' capital:
Mortgage notes payable and credit facility	$965,931	$758,487
Other liabilities	24,835	19,669
Partners' capital	491,012	326,674

Total liabilities and partners' capital	$1,481,778	$1,104,830

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented (unaudited):

	For the year ended
	12-31-10	12-31-09	12-31-08

Rental and other income	$114,755	$101,748	$105,421
Operating and other expenses	(56,322)	(49,730)	(43,992)
Impairment loss	--	(17,162)	--
Gain on sale of communities	--	--	25,417
Interest expense, net	(40,050)	(37,156)	(38,478)
Depreciation expense	(36,631)	(32,909)	(31,152)

Net loss	$(18,248)	$(35,209)	$17,216

In conjunction with the acquisition and development of investments in unconsolidated entities, the Company may incur costs in excess of its equity in the underlying assets.  These costs are capitalized and depreciated over the life of the underlying assets to the extent that the Company expects to recover the costs.  These costs represent $10,644 at December 31, 2010 and $11,047 at December 31, 2009 of the respective investment balances.

The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented:

	For the year ended
	12-31-10	12-31-09	12-31-08

Avalon Del Rey, LLC	1	79	241
CVP I, LLC(1)	4,368	7,330	1,109
MVP I, LLC	(881)	(684)	(474)
AvalonBay Value Added Fund, L.P. (2)(3)	(1,653)	(4,109)	2,532
AvalonBay Value Added Fund II, L.P.	(1,073)	(48)	--
Aria at Hathorne, LLC	--	(1,127)	1,127
Other	$--	$--	$31

Total	$762	$1,441	$4,566

(1)	Equity in income from this entity for 2010 and 2009 includes $2,839 and $6,192, respectively, relating to the Company's recognition of its promoted interest.

(2)	Equity in income for 2008 includes $3,483 for the Company's 15.2% share of the gain from the disposition of Avalon Redmond by the Fund.

(3)	Equity in income for 2009 includes an impairment loss of $2,600 for the Company's proportionate share of the impairment charge on an operating community.

Investments in Consolidated Real Estate Entities

In the third quarter of 2010, a lender ran a competitive bid process to sell a $26,000 non-recourse mortgage note secured by a Fund I operating community for which the underlying real estate asset had an estimated fair value of approximately $30,000. The Company participated in the bidding and purchased the note on an arms length basis for $24,000. The note pays interest-only through the maturity date of October 2014 at a stated interest rate of 6.06%. Subsequent to acquisition, the Company modified certain terms of the mortgage note, including (i) conforming the original principal balance to the Company’s purchase price, (ii) modifying the interest payment terms to require remittance of interest based on available cash flow with any deficiency in the monthly payment amount accruing to the principal due on the note, and (iii) modifying certain terms to help eliminate any potential conflicts between the Company and Fund I, such as removing any prepayment penalty.

Upon acquisition of the note, the Company determined that it had control of the Fund I subsidiary, as a result of its collective equity and debt investments, the relationship between the Company and Fund I, and the nature of the Company’s operations being more similar to those of the Fund I subsidiary than those of Fund I.  Therefore, the Company consolidated the results of operations and net assets of the Fund I subsidiary.  The Fund I subsidiary was consolidated at fair value, determined using a discounted cash flow analysis on the expected cash flows of the underlying community. This analysis used of estimated rates of return, capitalization rates, estimated holding periods and estimated sales proceeds, all of which are considered significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

7.  Real Estate Disposition Activities

During the year ended December 31, 2010, the Company sold three wholly-owned communities and an office building that previously served as the Company’s corporate office for an aggregate gross sales price of $198,600. These dispositions resulted in a gain in accordance with GAAP of approximately $71,399.

Details regarding the real estate sales are summarized in the following table:

		Period	Apartment		Gross sales	Net
Community Name	Location	of sale	homes	Debt	price	proceeds
Avalon at Danada Farms	Wheaton, IL	Q110	295	$--	$45,450	$43,712
Avalon Knoll	Germantown, MD	Q110	300	--	37,500	36,403
Avalon on the Sound	New Rochelle, NY	Q210	412	--	107,500	105,943
2900 Eisenhower Avenue	Alexandria, VA	Q410	N/A	--	8,150	7,951

Total of all 2010 asset sales			1,007	$--	$198,600	$194,009

Total of all 2009 asset sales			1,037	$--	$179,675	$176,481

Total of all 2008 asset sales			3,059	$43,715	$564,950	$503,377

The operations for any real estate assets sold from January 1, 2008 through December 31, 2010 and the real estate assets that qualified as discontinued operations and held for sale as of December 31, 2010 have been presented as such in the accompanying Consolidated Financial Statements. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented:

	For the year ended
	12-31-10	12-31-09	12-31-08

Rental income	$4,259	$35,561	$68,941
Operating and other expenses	(1,951)	(12,417)	(22,691)
Interest expense, net	--	(681)	(3,297)
Depreciation expense	(371)	(9,026)	(16,186)

Income from discontinued operations	$1,937	$13,437	$26,767

The Company does not have any assets or liabilities related to real estate assets classified as Held for Sale at December 31, 2010.  The Company’s Consolidated Balance Sheets include other assets (excluding net real estate) of $2,431 as of December 31, 2009.  The Company had other liabilities of $2,734 as of December 31, 2009, relating to real estate assets sold or classified as held for sale.

Also in 2010, the Company reported gains of $2,675 relating to two prior year dispositions.  As part of the disposition of these assets, the Company provided the purchaser with indemnifications related to certain litigation matters.  Gain recognition occurred in conjunction with the settlement of the associated legal matters in 2010, relieving the Company of its obligation under the respective indemnifications.

8.  Commitments and Contingencies

Employment Agreements and Arrangements

As of December 31, 2010, the Company had employment agreements with four executive officers.  The employment agreements provide for severance payments and generally provide for accelerated vesting of stock options and restricted stock in the event of a termination of employment (except for a termination by the Company with cause or a voluntary termination by the employee).  The current terms of these agreements end on dates that vary between December 2011 and November 2012.  The employment agreements provide for one-year automatic renewals (two years in the case of the Chief Executive Officer (“CEO”)) after the initial term unless an advance notice of non-renewal is provided by either party.  Upon a notice of non-renewal by the Company, each of the officers may terminate his employment and receive a severance payment.  Upon a change in control, the agreements provide for an automatic extension of up to three years from the date of the change in control.  The employment agreements provide for base salary and incentive compensation in the form of cash awards, stock options and stock grants subject to the discretion of, and attainment of performance goals established by, the Compensation Committee of the Board of Directors.

The Company’s stock incentive plan, as described in Note 10, “Stock-Based Compensation Plans,” provides that upon an employee’s Retirement (as defined in the plan documents) from the Company, all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months to exercise any options held upon retirement.  Under the plan, Retirement means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee’s age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of his intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.

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

Construction and Development Contingencies

In 2007 the Company entered into a commitment to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000 subject to escalations based on the timing of the acquisitions.  Under the terms of the commitment, the Company is closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of tax gains for the land sold under this commitment.  However, under no circumstances will the commitment extend beyond 2011, at which time either the Company or the seller can compel execution of the remaining transactions. At December 31, 2010, the Company has an outstanding commitment to purchase the remaining land for approximately $49,979.

Legal Contingencies

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

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related.  During the year ended December 31, 2010, the Company recognized receipt of settlement proceeds of $3,300 related to environmental contamination matters pursued by the Company.  The Company reported $1,200 of these recoveries as a reduction in the legal and professional fees related to costs incurred in pursuit of the matters during 2010 and years prior as a component of general and administrative expense, with the remainder of the recovery reported as a reduction in the associated capitalized basis of the related communities.

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

Lease Obligations

The Company owns 13 apartment communities and Development Rights and two commercial properties which are located on land subject to land leases expiring between October 2026 and April 2095.  In addition, the Company leases certain office space.  These leases are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term.  These leases have varying escalation terms, and five of these leases have purchase options exercisable through 2095.  The Company incurred costs of $35,356, $19,442 and $16,937 in the years ended December 31, 2010, 2009 and 2008, respectively, related to these leases.  The Company’s future obligations include cash payments under a land lease in effect at December 31, 2010, related to a development pursuit of $5,400 in 2011 and between $8,000 and $12,000 per year through the expiration date of the lease in 2105. At December 31, 2010 these obligations of the Company were being offset in their entirety by cash receipts from subleases.

The following table details the future minimum lease payments under the Company’s current leases:

Payments due by period
2011	2012	2013	2014	2015	Thereafter

$23,747	$26,621	$26,740	$27,196	$26,923	$3,211,099

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

●
Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the year 2010, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2009, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

●
Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

●
Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where the Company owns a majority interest and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2010.

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

A reconciliation of NOI to net income for years ended December 31, 2010, 2009 and 2008 is as follows:

	For the year ended
	12-31-10	12-31-09	12-31-08

Net income	$174,079	$154,274	$410,746
Indirect operating expenses, net of corporate income	30,246	30,315	33,010
Investments and investment management expense	3,824	3,844	4,787
Expensed development and other pursuit costs	2,741	5,842	12,511
Interest expense, net	175,209	150,323	114,910
(Gain) loss on extinguishment of debt, net	--	25,910	(1,839)
General and administrative expense	26,846	28,748	42,781
Equity in income of unconsolidated entities	(762)	(1,441)	(4,566)
Depreciation expense	232,571	209,260	183,266
Impairment loss - land holdings	--	21,152	57,899
Gain on sale of real estate assets	(74,074)	(68,717)	(284,901)
Income from discontinued operations	(1,937)	(13,437)	(26,767)

Net operating income	$568,743	$546,073	$541,837

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2010, 2009 and 2008 have been adjusted for the communities that were sold from January 1, 2008 through December 31, 2010, or otherwise qualify as discontinued operations as of December 31, 2010, as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)

For the year ended December 31, 2010

Established
New England	$143,564	$89,712	(0.3%)	$1,109,016
Metro NY/NJ	181,639	121,033	(1.5%)	1,386,850
Mid-Atlantic/Midwest	120,160	73,813	0.7%	752,020
Pacific Northwest	26,352	16,775	(11.8%)	240,093
Northern California	118,791	80,466	(6.2%)	1,118,324
Southern California	58,888	37,703	(6.7%)	470,162

Total Established (2)	649,394	419,502	(2.8%)	5,076,465

Other Stabilized	122,404	74,609	n/a	1,580,910

Development / Redevelopment	116,114	74,632	n/a	1,736,880

Land Held for Future Development	n/a	n/a	n/a	184,150

Non-allocated (3)	7,354	n/a	n/a	82,806

Total	$895,266	$568,743	4.2%	$8,661,211

For the year ended December 31, 2009

Established
New England	$121,455	$75,766	(7.5%)	$858,858
Metro NY/NJ	155,468	103,558	(7.4%)	1,048,636
Mid-Atlantic/Midwest	122,001	74,983	(3.5%)	775,979
Pacific Northwest	28,184	19,101	(9.3%)	239,215
Northern California	98,529	70,819	(7.9%)	857,321
Southern California	62,751	42,900	(9.7%)	428,241

Total Established (2)	588,388	387,127	(7.1%)	4,208,250

Other Stabilized	125,691	81,568	n/a	1,411,395

Development / Redevelopment	129,700	77,378	n/a	2,264,590

Land Held for Future Development	n/a	n/a	n/a	237,095

Non-allocated (3)	7,328	n/a	n/a	62,118

Total	$851,107	$546,073	0.8%	$8,183,448

For the year ended December 31, 2008

Established
New England	$115,834	$75,180	2.3%	$748,824
Metro NY/NJ	133,501	91,376	2.1%	814,523
Mid-Atlantic/Midwest	119,194	75,256	1.9%	725,471
Pacific Northwest	21,525	15,493	7.5%	175,504
Northern California	123,204	91,547	7.9%	1,000,952
Southern California	61,449	44,048	1.1%	377,841

Total Established (2)	574,707	392,900	3.5%	3,843,115

Other Stabilized	102,752	68,813	n/a	948,968

Development / Redevelopment	129,737	80,124	n/a	2,502,820

Land Held for Future Development	n/a	n/a	n/a	239,456

Non-allocated (3)	6,568	n/a	n/a	132,702

Total	$813,764	$541,837	12.6%	$7,667,061

(1)	Does not include gross real estate assets held for sale of $176,643 and $335,405 as of December 31, 2009 and 2008, respectively.

(2)	Gross real estate for the Company’s established communities includes capitalized additions of approximately $38,670, $10,783 and $15,534 in 2010, 2009 and 2008, respectively.

(3)	Revenue represents third-party management, accounting and developer fees and miscellaneous income which are not allocated to a reportable segment.

10.  Stock-Based Compensation Plans

On May 21, 2009, the stockholders of the Company, upon the recommendation of the Board of Directors, approved the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”). The 2009 Plan includes an authorization to issue up to 4,199,822 shares of the Company’s common stock, par value $0.01 per share, (2,930,000 newly authorized shares plus 1,269,822 shares that were available for grant as of May 21, 2009 under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”)), pursuant to awards under the 2009 Plan. In addition, any awards that were outstanding under the 1994 Plan on May 21, 2009 that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to employees, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted and deferred stock, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, and stock appreciation rights. The 2009 Plan will expire on May 21, 2019.

Information with respect to stock options granted under the 2009 and 1994 Plan is as follows:

		Weighted		Weighted	Avalon 1995	Weighted
		average		average	and Avalon	average
	2009 Plan	exercise price	1994 Plan	exercise price	1993 Plan	exercise price
	shares	per share	shares	per share	shares	per share
Options Outstanding, December 31, 2007	--	N/A	2,321,715	$83.15	768	$36.61
Exercised	--	--	(154,523)	46.15	(768)	36.61
Granted	--	--	401,212	89.06	--	--
Forfeited	--	--	(23,413)	112.51	--	--
Special Dividend Option Adjustment (1)	--	--	78,144	N/A	--	--
Options Outstanding, December 31, 2008	--	N/A	2,623,135	$83.49	--	N/A
Exercised	--	--	(115,675)	44.20	--	--
Granted	--	--	344,801	48.60	--	--
Forfeited	--	--	(16,007)	98.83	--	--
Options Outstanding, December 31, 2009	--	N/A	2,836,254	$80.76	--	N/A
Exercised	--	--	(729,381)	57.87	--	--
Granted	126,484	74.20	--	--	--	--
Forfeited	--	--	(34,656)	100.02	--	--
Options Outstanding, December 31, 2010	126,484	$74.20	2,072,217	$88.50	--	N/A

Options Exercisable:

December 31, 2008 (1)	--	N/A	1,711,508	$72.97	--	N/A
December 31, 2009	--	N/A	2,127,829	$81.90	--	N/A
December 31, 2010	3,417	$74.20	1,730,978	$93.60	--	N/A

(1) In accordance with the applicable equity award plan documents, the number and exercise price of outstanding awards have been adjusted as a result of the special dividend declared in the fourth quarter of 2008, to maintain their value.

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2010:

		Weighted Average
2009 Plan		Remaining Contractual Term
Number of Options	Range - Exercise Price	(in years)
126,484	$70.00 - 79.99	9.1

		Weighted Average
1994 Plan		Remaining Contractual Term
Number of Options	Range - Exercise Price	(in years)
2,708	$30.00 - 39.99	2.1
415,764	40.00 - 49.99	3.0
270,642	60.00 - 69.99	4.1
730	70.00 - 79.99	4.5
346,802	80.00 - 89.99	6.4
709,205	90.00 - 99.99	5.1
1,546	100.00 - 109.99	5.6
4,122	110.00 - 119.99	6.5
320,698	140.00 - 149.99	6.1
2,072,217

Options outstanding under the 2009 and 1994 Plans at December 31, 2010 had an intrinsic value of $4,851 and $49,834. Options exercisable under the 2009 and 1994 Plans at December 31, 2010 had an intrinsic value of $131 and $32,804, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 9.1 years and 4.3 years, respectively. The intrinsic value of options exercised during 2010, 2009 and 2008 was $30,811, $2,199 and $8,565, respectively.

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

	2010	2009	2008

Weighted average fair value
per share	$19.45	$6.53	$9.91

Life of options (in years)	7.0	7.0	7.0

Dividend yield	5.5%	8.5%	5.5%

Volatility	43.00%	36.57%	22.17%

Risk-free interest rate	3.15%	2.17%	3.09%

At December 31, 2010 and 2009, the Company had 228,915 and 244,640 outstanding unvested shares granted under restricted stock awards. The Company issued 102,984 shares of restricted stock valued at $7,777 as part of its stock-based compensation plan during the year ended December 31, 2010. Restricted stock vesting during the year ended December 31, 2010 totaled 118,204 shares and had fair values at the grant date ranging from $49 to $148 per share.  The total fair value of shares vested was $9,805, $10,731 and $10,668 for the years ended December 31, 2010, 2009 and 2008, respectively.

Total employee stock-based compensation cost recognized in income was $9,906, $11,446, and $17,268 for the years ended December 31, 2010, 2009 and 2008, respectively, and total capitalized stock-based compensation cost was $5,117, $6,000, and $6,499 for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, there was a total of $1,327 and $5,174 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.69 years and 2.24 years, respectively.

The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2010 was 1.4%.  The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2010, 2009 or 2008.

Deferred Stock Performance Plan

The Company’s Board of Directors and its Compensation Committee approved a multiyear performance plan ("the 2008 Performance Plan").  On June 1, 2008, awards in connection with this plan with an estimated compensation cost of $8,958 were granted to senior management and other selected officers ("2008 Performance Plan Awards").  The 2008 Performance Plan awards are initially in the form of deferred stock awards, with no dividend rights, granted under the Company’s 1994 Plan.  These deferred stock awards will be forfeited in their entirety unless the Company’s total return to shareholders, consisting of stock price appreciation plus cumulative dividends without reinvestment or compounding (the "Actual TRS"), over the measurement period exceeds both (i) an Absolute TRS Target and (ii) a Relative TRS Target.  The measurement period of the 2008 Performance Plan began on June 1, 2008 with a starting common stock price equal to the average closing price of the Company’s common stock on the twenty trading days prior to June 1, 2008. The measurement period will end on May 31, 2011, again using a twenty-day average closing price. The measurement period will end earlier upon a change in control of the Company.

The "Absolute TRS Target" that must be exceeded during the measurement period is a 32% total return performance (or a pro rated amount in the event the measurement period is less than three years due to a change in control).  The "Relative TRS Target" that must be exceeded is the total return performance (stock price appreciation plus cumulative dividends without reinvestment or compounding) during the measurement period of the Financial Times and the London Stock Exchange (FTSE) NAREIT Apartment Index.   If the Actual TRS exceeds both the Absolute TRS Target and the Relative TRS Target, the total funding pool will equal 10% of the simple average of (i) the excess shareholder value created by the Actual TRS exceeding the Absolute TRS Target and (ii) the excess shareholder value created by the Actual TRS exceeding the Relative TRS Target, provided that in no event will the total funding pool exceed $60 million.

Each participating officer’s 2008 Performance Plan award is designated as a specified "Participation Percentage" in the 2008 Performance Plan.  If both TRS targets are exceeded at the end of the measurement period, then each participating officer will earn deferred stock awards having a total value (based on the closing price of the Company’s common stock on the last day of the measurement period) equal to that officer’s participation percentage multiplied by the total funding pool.  The total funding pool will under no circumstance exceed $60 million.  Any unearned deferred stock awards (i.e., deferred stock awards in excess of the number of awards having a value equal to that officer’s participation percentage in the total funding pool) will be forfeited.  Earned deferred stock awards will convert into vested unrestricted common stock (50%), and unvested restricted common stock with a one-year vesting period (50%), subject to earlier forfeiture or acceleration under certain circumstances.  Dividends will be paid on both the unrestricted common stock and the restricted common stock.

The Company will recognize compensation expense for the 2008 Performance Plan over the three year measurement period for the 50% of each award which vests at the end of the measurement period.  For the remaining 50% of each award, the Company will recognize compensation expense over the four year period which includes the measurement period as well as the one-year vesting period subsequent to the end of the measurement period.  The recognition of compensation cost will take into account actual forfeitures as well as retirement eligibility.  The Company used a Monte Carlo model to assess the compensation cost associated with the 2008 Performance Plan. The estimated compensation cost was derived using the following assumptions: baseline share value of $102.16, dividend yield of 3.53%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 2.13% to 2.97%, resulting in an estimated fair value per share of $14.15.  During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $1,454, $1,673 and $1,013, respectively, in earnings and capitalized stock-based compensation costs of $933, $895 and $582, respectively, for the 2008 Performance Plan.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP").  Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 747,167 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month.  All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months.  Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations.  The purchase period is a period of seven months beginning each April 1 and ending each October 30.  The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period.  The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period.  The Company issued 8,137, 16,971 and 8,460 shares and recognized compensation expense of $272, $118 and $90 under the ESPP for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans, as further discussed in Note 1, “Organization and Basis of Presentation.”

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

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.   These instruments are carried at fair value in the Company’s financial statements.  See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at December 31, 2010 and a description of where these amounts are recorded in the financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2010, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

 Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported at fair value, with reductions in fair value recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis.

●
Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value.  One Put is payable in cash or, at the Company’s option, common stock of the Company, and the second is payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, including applying discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Puts is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position.  Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2009, the Puts’ aggregate fair value was $4,101. At December 31, 2010, the aggregate fair value of the Puts was $12,106.

●
DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement.  Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption.  In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock.  The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2010 and 2009, the fair value of the DownREIT units was $1,721 and $1,260, respectively.

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

The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk.  The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.  Bond indebtedness, notes payable and outstanding amounts under the Company’s Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $4,068,417 and $3,977,320 had an estimated aggregate fair value of $4,236,216 and $4,052,817 at December 31, 2010 and December 31, 2009, respectively.

12.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company received fees of $7,354, $7,328 and $6,568 in the years ended December 31, 2010, 2009 and 2008, respectively.  These fees are included in management, development and other fees on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $4,135 and $2,344 as of December 31, 2010 and 2009, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director.  Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $125 and (ii) a cash payment of $50, payable in quarterly installments of $12.5.  The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award.  Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award.  In addition, the Lead Independent Director receives an annual fee of $30 payable in equal monthly installments of $2.5.

The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $802, $856 and $2,170 for the years ended December 31, 2010, 2009 and 2008, respectively, as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards was $312 and $365 on December 31, 2010 and December 31, 2009, respectively.

13.  Quarterly Financial Information

The following summary represents the quarterly results of operations for the years ended December 31, 2010 and 2009: (unaudited)

	For the three months ended (4)
	3-31-10	6-30-10	9-30-10	12-31-10

Total revenue (1)	$215,450	$220,342	$227,583	$231,891
Income from continuing operations (1)	$20,198	$29,000	$24,079	$24,791
Total discontinued operations (1)	$52,167	$22,066	$(99)	$1,877
Net income attributable to common stockholders	$72,522	$51,125	$24,654	$27,030
Net income per common share - basic	$0.89	$0.61	$0.29	$0.32
Net income per common share - diluted	$0.88	$0.61	$0.29	$0.31

	For the three months ended (4)
	3-31-09	6-30-09	9-30-09	12-31-09

Total revenue (1)	$209,623	$212,149	$215,043	$214,292
Income (loss) from continuing operations (1) (2) (3)	$43,296	$13,222	$27,746	$(7,314)
Total discontinued operations (1)	$3,804	$3,501	$30,355	$39,664
Net income attributable to common stockholders	$47,425	$17,674	$58,154	$32,394
Net income per common share - basic	$0.60	$0.22	$0.72	$0.40
Net income per common share - diluted	$0.59	$0.22	$0.72	$0.40

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)	Income from continuing operations for the second quarter of 2009 includes an impairment charge of approximately $20,302 associated with the Company's planned reduction in development activity.

(3)
Income from continuing operations for the fourth quarter of 2009 includes an impairment charge of approximately $850 associated with the Company's planned reduction in development activity and a charge of approximately $26,000 related to the October 2009 tender offer.

(4)	Amounts may not equal full year results due to rounding.

14.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2011, the Company acquired a parcel of land, located in Greenburgh, NY, for the development of Avalon Green, Phase II. The land was acquired for a purchase price of $26,012.

In January 2011, Fund II purchased its ninth community, located in Carlsbad, California. The community, called  Waterstone Carlsbad, contains 448 apartment homes and was acquired for a purchase price of $78,100.

In January 2011, the Company issued 177,837 shares of common stock under CEP II.  The shares were issued at an average price of $111.15 per share for net proceeds of $19,470.

In February 2011, the Company issued 7,500 common shares in exchange for 7,500 units of limited partnership DownREIT units.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in thousands)

		Initial Cost			Total Cost
	City and State	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Current Communities

Avalon at Lexington	Lexington, MA	$2,124	$12,599	$2,349	$2,124	$14,948	$17,072	$8,279	$8,793	$--	1994
Avalon Oaks	Wilmington, MA	2,129	18,656	575	2,129	19,231	21,360	8,044	13,316	16,637	1999
Avalon Summit	Quincy, MA	1,743	14,662	7,482	1,743	22,144	23,887	8,320	15,567	--	1986/1996
Avalon Essex	Peabody, MA	5,184	16,303	581	5,184	16,884	22,068	6,484	15,584	--	2000
Avalon at Prudential Center	Boston, MA	25,811	104,399	46,195	25,811	150,594	176,405	52,805	123,600	--	1968/1998
Avalon Oaks West	Wilmington, MA	3,318	13,467	337	3,318	13,804	17,122	4,353	12,769	16,519	2002
Avalon Orchards	Marlborough, MA	2,983	18,037	762	2,983	18,799	21,782	5,832	15,950	18,678	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,527	1,169	11,039	46,696	57,735	12,167	45,568	--	2003
Avalon at The Pinehills I	Plymouth, MA	3,623	16,292	94	3,623	16,386	20,009	3,761	16,248	--	2004
Avalon at Crane Brook	Peabody, MA	12,381	42,298	399	12,381	42,697	55,078	9,820	45,258	29,185	2004
Essex Place	Peabody, MA	4,645	19,007	11,577	4,645	30,584	35,229	5,338	29,891	--	2004
Avalon at Bedford Center	Bedford, MA	4,258	20,547	46	4,258	20,593	24,851	3,718	21,133	15,221	2005
Avalon Chestnut Hill	Chestnut Hill, MA	14,572	45,911	131	14,572	46,042	60,614	6,853	53,761	41,150	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,608	--	5,152	30,608	35,760	4,614	31,146	21,130	2007
Avalon Danvers	Danvers, MA	7,010	76,904	--	7,010	76,904	83,914	8,808	75,106	--	2006
Avalon Woburn	Woburn, MA	20,649	62,639	--	20,649	62,639	83,288	8,271	75,017	55,805	2007
Avalon at Lexington Hills	Lexington, MA	8,691	79,153	--	8,691	79,153	87,844	8,122	79,722	--	2007
Avalon Acton	Acton, MA	13,124	49,908	41	13,124	49,949	63,073	4,849	58,224	45,000	2007
Avalon Sharon	Sharon, MA	4,719	25,522	--	4,719	25,522	30,241	2,288	27,953	--	2007
Avalon at Center Place	Providence, RI	--	26,816	3,510	--	30,326	30,326	14,305	16,021	--	1991/1997
Avalon at Hingham Shipyard	Hingham, MA	12,218	41,591	--	12,218	41,591	53,809	3,037	50,772	--	2009
Avalon Northborough I	Northborough, MA	3,347	22,507	--	3,347	22,507	25,854	1,139	24,715	--	2009
Avalon Blue Hills	Randolph, MA	11,069	34,779	--	11,069	34,779	45,848	1,812	44,036	--	2009
Avalon Northborough II	Northborough, MA	4,782	29,856	--	4,782	29,856	34,638	483	34,155	--	2010
Avalon Gates	Trumbull, CT	4,414	31,268	2,273	4,414	33,541	37,955	15,739	22,216	41,321	1997
Avalon Glen	Stamford, CT	5,956	23,993	2,656	5,956	26,649	32,605	15,519	17,086	--	1991
Avalon Springs	Wilton, CT	2,116	14,664	522	2,116	15,186	17,302	7,226	10,076	--	1996
Avalon Valley	Danbury, CT	2,277	23,561	533	2,277	24,094	26,371	9,719	16,652	--	1999
Avalon on Stamford Harbor	Stamford, CT	10,836	51,989	278	10,836	52,267	63,103	15,678	47,425	65,695	2003
Avalon New Canaan	New Canaan, CT	4,834	19,485	196	4,834	19,681	24,515	5,951	18,564	--	2002
Avalon at Greyrock Place	Stamford, CT	13,819	56,499	579	13,819	57,078	70,897	16,706	54,191	60,935	2002
Avalon Danbury	Danbury, CT	4,933	30,581	234	4,933	30,815	35,748	5,947	29,801	--	2005
Avalon Darien	Darien, CT	6,926	34,594	109	6,926	34,703	41,629	8,799	32,830	50,559	2004
Avalon Milford I	Milford, CT	8,746	22,699	60	8,746	22,759	31,505	5,286	26,219	--	2004
Avalon Huntington	Shelton, CT	5,277	20,021	3	5,277	20,024	25,301	1,496	23,805	--	2008
Avalon Commons	Smithtown, NY	4,679	28,509	1,214	4,679	29,723	34,402	13,521	20,881	55,100	1997
Avalon Towers	Long Beach, NY	3,118	12,709	5,821	3,118	18,530	21,648	8,875	12,773	--	1990/1995
Avalon Court	Melville, NY	9,228	49,986	1,297	9,228	51,283	60,511	21,138	39,373	--	1997/2000
Avalon at Glen Cove South	Glen Cove, NY	7,871	59,969	423	7,871	60,392	68,263	13,676	54,587	--	2004
Avalon Pines I & II	Coram, NY	8,700	62,931	82	8,700	63,013	71,713	12,212	59,501	--	2005
Avalon at Glen Cove North	Glen Cove, NY	2,577	37,336	57	2,577	37,393	39,970	4,765	35,205	--	2007
Avalon Cove	Jersey City, NJ	8,760	82,574	2,428	8,760	85,002	93,762	40,238	53,524	--	1997
Avalon at Edgewater	Edgewater, NJ	14,528	60,240	1,045	14,528	61,285	75,813	19,694	56,119	78,565	2002
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	729	6,647	35,635	42,282	12,740	29,542	--	2001
Avalon Lyndhurst	Lyndhurst, NJ	18,620	62,363	8	18,620	62,371	80,991	8,188	72,803	--	2006
Avalon Run & Run East	Lawrenceville, NJ	14,650	60,486	1,703	14,650	62,189	76,839	14,521	62,318	--	1996
Avalon Watch	West Windsor, NJ	5,585	22,394	16,814	5,585	39,208	44,793	15,364	29,429	--	1988

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in thousands)

		Initial Cost			Total Cost
	City and State	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Current Communities

Avalon at Freehold	Freehold, NJ	4,119	30,514	244	4,119	30,758	34,877	9,808	25,069	36,630	2002
Avalon Run East II	Lawrenceville, NJ	6,766	45,360	210	6,766	45,570	52,336	9,937	42,399	39,250	2003
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,163	4	7,939	33,167	41,106	2,940	38,166	--	2007
Avalon Gardens	Nanuet, NY	8,428	45,660	1,734	8,428	47,394	55,822	21,256	34,566	66,237	1998
Avalon Green	Elmsford, NY	1,820	10,525	1,693	1,820	12,218	14,038	6,396	7,642	--	1995
Avalon Willow	Mamaroneck, NY	6,207	40,791	672	6,207	41,463	47,670	16,040	31,630	--	2000
The Avalon	Bronxville, NY	2,889	28,324	426	2,889	28,750	31,639	11,326	20,313	--	1999
Avalon Riverview I	Long Island City, NY	--	94,166	1,348	--	95,514	95,514	28,097	67,417	--	2002
Avalon Bowery Place I	New York, NY	18,575	74,506	1,417	18,575	75,923	94,498	11,211	83,287	93,800	2006
Avalon Riverview North	Long Island City, NY	--	164,979	150	--	165,129	165,129	18,927	146,202	--	2007
Avalon on the Sound East	New Rochelle, NY	2,249	179,170	371	2,249	179,541	181,790	20,003	161,787	--	2007
Avalon Bowery Place II	New York, NY	9,106	47,505	10	9,106	47,515	56,621	5,093	51,528	48,500	2007
Avalon White Plains	White Plains, NY	15,382	136,552	8	15,382	136,560	151,942	8,150	143,792	--	2009
Avalon Morningside Park	New York, NY	--	110,996	3	--	110,999	110,999	8,464	102,535	100,000	2009
Avalon Charles Pond	Coram, NY	14,715	33,555	--	14,715	33,555	48,270	1,969	46,301	--	2009
Avalon Fort Greene	Brooklyn, NY	82,153	213,575	--	82,153	213,575	295,728	4,357	291,371	--	2010
Avalon at Fairway Hills I, II, & III	Columbia, MD	8,603	34,432	10,272	8,603	44,704	53,307	21,747	31,560	--	1987/1996
Avalon Symphony Woods (SGlen)	Columbia, MD	1,594	6,384	5,861	1,594	12,245	13,839	5,312	8,527	--	1986
Avalon Symphony Woods (SGate)	Columbia, MD	7,207	29,151	5,445	7,207	34,596	41,803	4,429	37,374	--	1986/2006
Avalon at Foxhall	Washington, DC	6,848	27,614	10,688	6,848	38,302	45,150	19,491	25,659	59,010	1982
Avalon at Gallery Place I	Washington, DC	8,800	39,731	536	8,800	40,267	49,067	11,069	37,998	45,850	2003
Avalon at Decoverly	Rockville, MD	11,865	49,686	4,931	11,865	54,617	66,482	17,863	48,619	--	1991/1995
Avalon Fields I	Gaithersburg, MD	2,608	11,707	264	2,608	11,971	14,579	6,179	8,400	9,419	1996
Avalon Fields II	Gaithersburg, MD	1,439	6,846	48	1,439	6,894	8,333	3,036	5,297	--	1998
Avalon at Rock Spring	North Bethesda, MD	--	81,796	988	--	82,784	82,784	22,721	60,063	--	2003
Avalon at Grosvenor Station	North Bethesda, MD	29,159	53,001	437	29,159	53,438	82,597	13,556	69,041	--	2004
Avalon at Traville	North Potomac, MD	14,365	55,398	420	14,365	55,818	70,183	13,836	56,347	77,700	2004
Avalon Fair Lakes	Fairfax, VA	6,096	24,400	7,434	6,096	31,834	37,930	13,197	24,733	--	1989/1996
Avalon at Ballston - Washington Towers	Arlington, VA	7,291	29,177	2,747	7,291	31,924	39,215	18,225	20,990	--	1990
Avalon at Cameron Court	Alexandria, VA	10,292	32,888	1,376	10,292	34,264	44,556	15,066	29,490	94,572	1998
Avalon at Providence Park	Fairfax, VA	2,152	8,907	1,002	2,152	9,909	12,061	4,708	7,353	--	1988/1997
Avalon Crescent	McLean, VA	13,851	43,397	782	13,851	44,179	58,030	20,569	37,461	110,600	1996
Avalon at Arlington Square	Arlington, VA	22,041	90,296	1,616	22,041	91,912	113,953	29,963	83,990	170,125	2001
Avalon at Stratford Green	Bloomingdale, IL	4,326	17,569	445	4,326	18,014	22,340	8,010	14,330	--	1997
Avalon Arlington Heights	Arlington Heights, IL	9,750	39,651	7,751	9,750	47,402	57,152	15,760	41,392	--	1987/2000
Avalon Redmond Place	Redmond, WA	4,558	18,368	9,038	4,558	27,406	31,964	10,587	21,377	--	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	2,571	6,786	30,212	36,998	12,383	24,615	--	1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	339	6,664	24,458	31,122	8,609	22,513	26,698	2001
Avalon RockMeadow	Bothell, WA	4,777	19,749	512	4,777	20,261	25,038	7,495	17,543	--	2000
Avalon WildReed	Everett, WA	4,253	18,676	250	4,253	18,926	23,179	6,904	16,275	--	2000
Avalon HighGrove	Everett, WA	7,569	32,041	364	7,569	32,405	39,974	11,421	28,553	--	2000
Avalon ParcSquare	Redmond, WA	3,789	15,139	660	3,789	15,799	19,588	5,825	13,763	--	2000
Avalon Brandemoor	Lynwood, WA	8,608	36,679	404	8,608	37,083	45,691	12,696	32,995	--	2001
Avalon Belltown	Seattle, WA	5,644	12,733	125	5,644	12,858	18,502	4,371	14,131	--	2001
Avalon Meydenbauer	Bellevue, WA	12,654	76,750	38	12,654	76,788	89,442	7,048	82,394	--	2008
Avalon Fremont	Fremont, CA	10,746	43,399	4,090	10,746	47,489	58,235	20,695	37,540	--	1994
Avalon Dublin	Dublin, CA	5,276	19,642	3,946	5,276	23,588	28,864	10,296	18,568	--	1989/1997
Avalon Pleasanton	Pleasanton, CA	11,610	46,552	15,902	11,610	62,454	74,064	23,673	50,391	--	1988/1994
Avalon at Union Square	Union City, CA	4,249	16,820	2,000	4,249	18,820	23,069	8,485	14,584	--	1973/1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in thousands)

		Initial Cost			Total Cost
	City and State	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Current Communities

Waterford	Hayward, CA	11,324	45,717	5,172	11,324	50,889	62,213	23,620	38,593	33,100	1985/1986
Avalon at Willow Creek	Fremont, CA	6,581	26,583	9,809	6,581	36,392	42,973	13,968	29,005	--	1985/1994
Avalon at Dublin Station	Dublin, CA	10,058	74,297	76	10,058	74,373	84,431	7,392	77,039	--	2006
Avalon Union City	Union City, CA	14,732	103,896	--	14,732	103,896	118,628	5,091	113,537	--	2009
Avalon at Cedar Ridge	Daly City, CA	4,230	9,659	18,342	4,230	28,001	32,231	10,525	21,706	--	1972/1997
Avalon at Nob Hill	San Francisco, CA	5,403	21,567	1,381	5,403	22,948	28,351	10,061	18,290	20,800	1990/1995
Crowne Ridge	San Rafael, CA	5,982	16,885	15,331	5,982	32,216	38,198	12,851	25,347	--	1973/1996
Avalon Foster City	Foster City, CA	7,852	31,445	4,897	7,852	36,342	44,194	15,525	28,669	--	1973/1994
Avalon Towers by the Bay	San Francisco, CA	9,155	57,583	423	9,155	58,006	67,161	22,332	44,829	--	1999
Avalon Pacifica	Pacifica, CA	6,125	24,796	1,808	6,125	26,604	32,729	11,720	21,009	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	4,821	3,561	26,142	29,703	11,653	18,050	--	1961/1996
Avalon at Diamond Heights	San Francisco, CA	4,726	19,130	5,754	4,726	24,884	29,610	9,594	20,016	--	1972/1994
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	1,662	14,029	80,114	94,143	21,692	72,451	73,269	2003
Avalon at Mission Bay III	San Francisco, CA	28,687	118,496	--	28,687	118,496	147,183	5,772	141,411	--	2009
Avalon Campbell	Campbell, CA	11,830	47,828	1,312	11,830	49,140	60,970	20,968	40,002	38,800	1995
CountryBrook	San Jose, CA	9,384	38,791	4,747	9,384	43,538	52,922	17,896	35,026	--	1985/1996
Avalon on the Alameda	San Jose, CA	6,119	50,225	1,148	6,119	51,373	57,492	20,708	36,784	53,980	1999
Avalon Rosewalk	San Jose, CA	15,814	62,007	2,659	15,814	64,666	80,480	27,306	53,174	--	1997/1999
Avalon Silicon Valley	Sunnyvale, CA	20,713	99,573	3,829	20,713	103,402	124,115	44,499	79,616	150,000	1997
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,739	9,755	49,132	58,887	18,985	39,902	18,300	1986
Avalon at Creekside	Mountain View, CA	6,546	26,263	10,915	6,546	37,178	43,724	15,533	28,191	--	1962/1997
Avalon at Cahill Park	San Jose, CA	4,765	47,600	409	4,765	48,009	52,774	14,229	38,545	--	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	534	9,560	56,670	66,230	17,301	48,929	--	2002
Countrybrook II	San Jose, CA	3,536	14,256	237	3,536	14,493	18,029	1,752	16,277	--	2007
Avalon Newport	Costa Mesa, CA	1,975	3,814	4,651	1,975	8,465	10,440	3,760	6,680	--	1956/1996
Avalon Mission Viejo	Mission Viejo, CA	2,517	9,257	2,380	2,517	11,637	14,154	5,480	8,674	7,635	1984/1996
Avalon at South Coast	Costa Mesa, CA	4,709	16,063	5,255	4,709	21,318	26,027	9,876	16,151	--	1973/1996
Avalon Santa Margarita	Rancho Santa Margarita, CA	4,607	16,911	3,438	4,607	20,349	24,956	9,013	15,943	--	1990/1997
Avalon at Pacific Bay	Huntington Beach, CA	4,871	19,745	8,618	4,871	28,363	33,234	12,230	21,004	--	1971/1997
Avalon Warner Place	Canoga Park, CA	7,920	44,855	23	7,920	44,878	52,798	4,051	48,747	--	2007
Avalon Anaheim Stadium	Anaheim, CA	27,873	69,513	492	27,873	70,005	97,878	4,292	93,586	--	2009
Avalon at Mission Bay	San Diego, CA	9,922	40,580	17,001	9,922	57,581	67,503	23,906	43,597	--	1969/1997
Avalon at Mission Ridge	San Diego, CA	2,710	10,924	9,028	2,710	19,952	22,662	9,033	13,629	--	1960/1997
Avalon at Cortez Hill	San Diego, CA	2,768	20,134	11,844	2,768	31,978	34,746	13,563	21,183	--	1973/1998
Avalon Fashion Valley	San Diego, CA	19,627	44,981	--	19,627	44,981	64,608	3,409	61,199	--	2008
Avalon at Media Center	Burbank, CA	22,483	28,104	28,564	22,483	56,668	79,151	22,852	56,299	--	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	23,828	40,372	46,331	23,828	86,703	110,531	24,266	86,265	--	1989/1997
Avalon at Warner Center	Woodland Hills, CA	7,045	12,986	8,009	7,045	20,995	28,040	9,738	18,302	--	1979/1998
Avalon Glendale	Burbank, CA	--	41,434	160	--	41,594	41,594	10,815	30,779	--	2003
Avalon Burbank	Burbank, CA	14,053	56,827	23,699	14,053	80,526	94,579	17,932	76,647	--	1988/2002
Avalon Camarillo	Camarillo, CA	8,446	40,291	18	8,446	40,309	48,755	6,644	42,111	--	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	235	5,459	41,417	46,876	5,205	41,671	--	2007
Avalon Encino	Los Angeles, CA	12,789	49,073	286	12,789	49,359	62,148	3,715	58,433	--	2008
Avalon Irvine	Irvine, CA	9,911	67,416	--	9,911	67,416	77,327	2,878	74,449	--	2010
Avalon Walnut Creek	Walnut Creek, CA	--	144,279	--	--	144,279	144,279	1,530	142,749	137,500	2010
The Springs (1)	Corona, CA	5,742	23,450	829	5,742	24,279	30,021	335	29,686	--	2006
		1,235,208	6,125,515	501,750	1,235,208	6,627,265	7,862,473	1,671,195	6,191,278	2,140,875

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in thousands)

		Initial Cost			Total Cost
	City and State	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion / Acquisition
Current Communities

Development Communities

Avalon Norwalk	Norwalk, CT	6,585	37,617	28,416	6,585	66,033	72,618	587	72,031	--	N/A
Avalon Towers Bellevue	Bellevue, WA	--	103,267	18,498	--	121,765	121,765	1,388	120,377	--	N/A
Avalon at West Long Branch	West Long Branch, NJ	1,519	13,494	9,476	1,519	22,970	24,489	88	24,401	--	N/A
Avalon Rockville Centre	Rockville Centre, NY	--	131	58,096	--	58,227	58,227	--	58,227	--	N/A
Avalon Queen Anne	Seattle, WA	--	8	25,514	--	25,522	25,522	--	25,522	--	N/A
Avalon at the Pinehills II	Plymouth, MA	--	7	9,364	--	9,371	9,371	--	9,371	--	N/A
Avalon Springs II	Wilton, CT	--	71	18,374	--	18,445	18,445	--	18,445	--	N/A
Avalon Green II	Greenburgh, NY	--	40	16,457	--	16,497	16,497	--	16,497	--	N/A
Avalon Brandemoor II	Lynwood, WA	--	9	5,363	--	5,372	5,372	--	5,372	--	N/A
Avalon North Bergen	North Bergen, NJ	--	39	12,211	--	12,250	12,250	--	12,250	--	N/A
Avalon Ocean Avenue	San Francisco, CA	--	81	13,158	--	13,239	13,239	--	13,239	--	N/A
Avalon Cohasset	Cohasset, MA	--	40	17,598	--	17,638	17,638	--	17,638	--	N/A
Avalon Park Crest	Tysons Corner, VA	--	52	17,050	--	17,102	17,102	--	17,102	--	N/A
Avalon Westmont Station I	Wood-Ridge, NJ	--	--	14,903	--	14,903	14,903	--	14,903	--	N/A
		8,104	154,856	264,478	8,104	419,334	427,438	2,063	425,375	--

Land held for development		184,150	--	--	184,150	--	184,150	--	184,150	106,641
Corporate Overhead		101,634	38,472	47,044	101,634	85,516	187,150	32,308	154,842	1,820,901
		$1,529,096	$6,318,843	$813,272	$1,529,096	$7,132,115	$8,661,211	$1,705,566	$6,955,645	$4,068,417

(1) This community is a Fund I asset which the Company consolidated beginning in 2010 as discussed elsewhere in this form 10-K.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years
Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $8,448,213 at December 31, 2010.

The changes in total real estate assets for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Years ended December 31,

	2010	2009	2008
Balance, beginning of period	$8,360,091	$8,002,487	$7,556,740
Acquisitions, construction costs and improvements (1)	475,211	493,196	757,835
Dispositions, including impairment loss on planned dispositions	(174,091)	(135,592)	(312,088)
Balance, end of period	$8,661,211	$8,360,091	$8,002,487

The changes in accumulated depreciation for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Years ended December 31,

	2010	2009	2008
Balance, beginning of period	$1,526,604	$1,352,744	$1,259,558
Depreciation, including discontinued operations	232,942	218,286	199,452
Dispositions (1)	(53,979)	(44,426)	(106,266)
Balance, end of period	$1,705,567	$1,526,604	$1,352,744

(1) Includes the impact of the Company's consolidation of a Fund I community starting in 2010, as discussed elsewhere in this Form 10-K.