Form 10-Q
period 2011-03-31
AVALONBAY COMMUNITIES INC
filed 2011-05-06
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

87,316,504 shares of common stock, par value $0.01 per share, were outstanding as of April 29, 2011

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	3-31-11	12-31-10
	(unaudited)
ASSETS
Real estate:
Land	$1,344,871	$1,344,946
Buildings and improvements	6,688,251	6,618,559
Furniture, fixtures and equipment	213,599	203,852

	8,246,721	8,167,357
Less accumulated depreciation	(1,767,133)	(1,705,566)

Net operating real estate	6,479,588	6,461,791
Construction in progress, including land	330,243	309,704
Land held for development	193,593	184,150

Total real estate, net	7,003,424	6,955,645

Cash and cash equivalents	291,800	306,426
Cash in escrow	185,132	173,343
Resident security deposits	23,109	22,289
Investments in unconsolidated real estate entities	120,255	121,537
Deferred financing costs, net	31,566	33,284
Deferred development costs	85,382	77,253
Prepaid expenses and other assets	141,094	131,711

Total assets	$7,881,762	$7,821,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,819,786	$1,820,141
Variable rate unsecured credit facility	--	--
Mortgage notes payable	2,217,397	2,247,516
Dividends payable	77,941	76,676
Payables for construction	32,697	34,433
Accrued expenses and other liabilities	245,311	246,591
Accrued interest payable	25,732	32,248
Resident security deposits	35,384	34,030

Total liabilities	4,454,248	4,491,635

Redeemable noncontrolling interests	6,691	14,262

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2011 and December 31, 2010; zero shares issued and outstanding at March 31, 2011 and December 31, 2010	--	--
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2011 and December 31, 2010; 87,315,258 and 85,899,080 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	873	859
Additional paid-in capital	3,749,371	3,593,677
Accumulated earnings less dividends	(332,401)	(282,743)
Accumulated other comprehensive loss	(1,259)	(1,175)

Total stockholders’ equity	3,416,584	3,310,618

Noncontrolling interests	4,239	4,973

Total equity	3,420,823	3,315,591

Total liabilities and equity	$7,881,762	$7,821,488

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended
	3-31-11	3-31-10
Revenue:
Rental and other income	$233,488	$213,600
Management, development and other fees	2,320	1,849

Total revenue	235,808	215,449

Expenses:
Operating expenses, excluding property taxes	68,062	64,922
Property taxes	24,850	23,146
Interest expense, net	44,271	42,541
Depreciation expense	61,299	55,972
General and administrative expense	7,292	8,895

Total expenses	205,774	195,476

Equity in income (loss) of unconsolidated entities	503	227

Income from continuing operations	30,537	20,200

Discontinued operations:
Income (loss) from discontinued operations	--	1,875
Gain on sale of communities	--	50,291

Total discontinued operations	--	52,166

Net income	30,537	72,366
Net (income) loss attributable to noncontrolling interests	(196)	157

Net income attributable to common stockholders	$30,341	$72,523

Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(84)	542

Comprehensive income	$30,257	$73,065

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$0.35	$0.25
Discontinued operations attributable to common stockholders	--	0.64

Net income attributable to common stockholders	$0.35	$0.89

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$0.35	$0.25
Discontinued operations attributable to common stockholders	--	0.63

Net income attributable to common stockholders	$0.35	$0.88

Dividends per common share:	$0.8925	$0.8925

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the three months ended
	3-31-11	3-31-10
Cash flows from operating activities:
Net income	$30,537	$72,366
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	61,299	55,972
Depreciation expense from discontinued operations	--	123
Amortization of deferred financing costs and debt premium/discount	1,818	2,246
Amortization of stock-based compensation	1,733	2,226
Equity in (income) loss of unconsolidated entities and noncontrolling interests, net of eliminations	(228)	226
Gain on sale of real estate assets	--	(50,291)
(Increase) decrease in cash in operating escrows	(4,217)	269
Increase in resident security deposits, prepaid expenses and other assets	(9,407)	(4,813)
Decrease in accrued expenses, other liabilities and accrued interest payable	(8,320)	(9,441)

Net cash provided by operating activities	73,215	68,883

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(110,644)	(118,604)
Capital expenditures - existing real estate assets	(2,974)	(1,475)
Capital expenditures - non-real estate assets	(2,982)	(359)
Proceeds from sale of real estate, net of selling costs	--	81,335
Decrease in payables for construction	(1,736)	(1,255)
(Increase) decrease in cash in construction escrows	(7,572)	3,071
Decrease (increase) in investments in unconsolidated real estate entities	1,225	1,244

Net cash used in investing activities	(124,683)	(36,043)

Cash flows from financing activities:
Issuance of common stock	150,157	83,896
Dividends paid	(76,557)	(72,603)
Repayments of mortgage notes payable	(30,119)	(26,465)
Acquisition of joint venture partner equity interest	(6,570)	--
Distributions to DownREIT partnership unitholders	(7)	(14)
Distributions to joint venture and profit-sharing partners	(62)	(48)

Net cash provided by financing activities	36,842	(15,234)

Net (decrease) increase in cash and cash equivalents	(14,626)	17,606

Cash and cash equivalents, beginning of period	306,426	105,691

Cash and cash equivalents, end of period	$291,800	$123,297

Cash paid during the period for interest, net of amount capitalized	$47,462	$49,552

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (dollars in thousands):

During the three months ended March 31, 2011:

•

As described in Note 4, “Stockholders’ Equity,” 88,124 shares of common stock valued at $10,207 were issued in connection with stock grants; 941 shares valued at $107 were issued through the Company’s dividend reinvestment plan; 38,349 shares valued at $4,490 were withheld to satisfy employees’ tax withholding and other liabilities; 505 shares valued at $35 were forfeited. In addition, the Company granted 144,827 options for common stock at a value of $4,258.

•

7,500 units of limited partnership, valued at $365, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•

The Company recorded a decrease to prepaid expenses and other assets and a corresponding decrease to other comprehensive income of $84 and recorded a decrease to prepaid expenses and other assets of $456, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common dividends declared but not paid totaled $77,941.

•

The Company recorded an increase of $981 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value”.

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

•

The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $542 and recorded an increase to prepaid expenses and other assets of $1,410, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting.

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

At March 31, 2011, the Company owned or held a direct or indirect ownership interest in 176 operating apartment communities containing 52,581 apartment homes in ten states and the District of Columbia, of which nine communities containing 3,348 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 11 communities under construction that are expected to contain an aggregate of 2,446 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,424 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3-31-11	3-31-10
Basic and diluted shares outstanding

Weighted average common shares - basic	86,168,732	81,637,686
Weighted average DownREIT units outstanding	10,291	15,351
Effect of dilutive securities	818,507	657,633

Weighted average common shares - diluted	86,997,530	82,310,670

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$30,341	$72,523
Net income allocated to unvested restricted shares	(83)	(230)

Net income attributable to common stockholders, adjusted	$30,258	$72,293

Weighted average common shares - basic	86,168,732	81,637,686

Earnings per common share - basic	$0.35	$0.89

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$30,341	$72,523
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	7	14

Adjusted net income attributable to common stockholders	$30,348	$72,537

Weighted average common shares - diluted	86,997,530	82,310,670

Earnings per common share - diluted	$0.35	$0.88

Certain options to purchase shares of common stock in the amounts of 469,647 and 1,641,986 were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at March 31, 2011 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 0.9%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2011 or 2010.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets for which the disposition did not occur, in the amounts of $651 and $505 for the three months ended March 31, 2011 and 2010, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three months ended March 31, 2011 and 2010.

Commitments and Contingencies

During the three months ended March 31, 2011, the Company exercised a termination provision under a ground lease associated with an abandoned development pursuit. The lease required cash payments of $5,400 in 2011 and between $8,000 and $12,000 per year through the expiration date of the lease in 2105. The required cash payments under the ground lease were being offset in their entirety by cash receipts from subleases through termination of the agreement. By exercising its termination option, the Company eliminated all future obligations under the land lease, reducing both future cash payments due under the land lease and offsetting cash receipts under the associated subleases.

Legal and Other Contingencies

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

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $6,343 and $9,836 for the three months ended March 31, 2011 and 2010, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of March 31, 2011 and December 31, 2010, are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2011 and December 31, 2010, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	3-31-11	12-31-10
Fixed rate unsecured notes (1)	$1,595,901	$1,595,901
Variable rate unsecured notes (1)	225,000	225,000
Fixed rate mortgage notes payable - conventional and tax-exempt	1,650,201	1,651,135
Variable rate mortgage notes payable -conventional and tax-exempt	567,196	596,381

Total notes payable and unsecured notes	4,038,298	4,068,417
Credit Facility	--	--

Total mortgage notes payable, unsecured notes and Credit Facility	$4,038,298	$4,068,417

(1)

Balances at March 31, 2011 and December 31, 2010 exclude $2,168 and $2,269, respectively, of debt discount, and $1,053 and $1,509, respectively, for basis adjustments, as reflected in unsecured notes on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2011:

•	In March 2011, the Company repaid a variable rate secured mortgage note in the amount of $28,785 in accordance with its scheduled maturity date.

In the aggregate, secured notes payable mature at various dates from October 2011 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of approximately $1,686,000 as of March 31, 2011).

As of March 31, 2011, the Company has guaranteed approximately $274,698 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% at both March 31, 2011 and December 31, 2010. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.2% at both March 31, 2011 and December 31, 2010.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2011 are as follows:

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2011	$8,163	$7,277	$39,900	6.625%
			150,000	5.714	% (2)
2012	14,068	108,101	104,400	5.500%
			201,601	6.125%
			75,000	4.377	% (2)
2013	14,910	264,697	100,000	4.950%
2014	15,803	33,100	150,000	5.375%
2015	14,759	365,244	—	—
2016	15,634	—	250,000	5.750%
2017	16,567	18,300	250,000	5.700%
2018	17,556	—	—	—
2019	2,588	701,133	—	—
2020	2,761	—	250,000	6.100%
Thereafter	358,101	238,635	250,000	3.950%

	$480,910	$1,736,487	$1,820,901

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.
(2)	The weighted average interest rate for the swapped unsecured notes as of March 31, 2011.

The Company has a variable rate unsecured credit facility (the “Credit Facility”) in the amount of $1,000,000 with a syndicate of commercial banks, to whom the Company pays an annual facility fee of approximately $1,250. At March 31, 2011, there were no amounts outstanding under the Credit Facility and $53,123 outstanding in letters of credit. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.40% per annum (0.64% at March 31, 2011).

The Company expects to refinance the Credit Facility prior to maturity in November 2011. The Company expects the cost of the new facility will increase as compared to its current Credit Facility. While market conditions likely support an ability to retain the Company’s current capacity, a reduction in capacity may be appropriate to avoid increased costs to maintain that capacity.

The Company was in compliance at March 31, 2011 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4. Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the three months ended March 31, 2011:

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders’ equity	Noncontrolling interests	Total equity
Balance at December 31, 2010	$859	$3,593,677	$(282,743)	$(1,175)	$3,310,618	$4,973	$3,315,591
Net income attributable to common stockholders	—	—	30,341	—	30,341	—	30,341
Unrealized loss on cash flow hedges	—	—	—	(84)	(84)	—	(84)
Change in redemption value of redeemable noncontrolling interest	—	—	(981)	—	(981)	—	(981)
Noncontrolling interests	—	—	—	—	—	(734)	(734)
Dividends declared to common stockholders	—	—	(77,929)	—	(77,929)	—	(77,929)
Issuance of common stock, net of withholdings	14	147,703	(1,089)	—	146,628	—	146,628
Amortization of deferred compensation	—	7,991	—	—	7,991	—	7,991

Balance at March 31, 2011	$873	$3,749,371	$(332,401)	$(1,259)	$3,416,584	$4,239	$3,420,823

During the three months ended March 31, 2011, the Company:

(i)	issued 1,247,910 shares of common stock through public offerings;
(ii)	issued 110,557 shares of common stock in connection with stock options exercised;
(iii)	issued 941 common shares through the Company’s dividend reinvestment plan;
(iv)	issued 88,124 common shares in connection with stock grants;
(v)	issued 7,500 common shares in exchange for an equal number of DownREIT limited partnership units;
(vi)	withheld 38,349 common shares to satisfy employees’ tax withholding and other liabilities; and
(vii)	redeemed 505 shares of restricted common stock upon forfeiture.

In addition, the Company granted 144,827 options for common stock to employees. Any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2011 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2011, and will not be reflected until earned as compensation cost.

In November 2010, the Company commenced CEP II, under which the Company may sell up to $500,000 of its common stock from time to time during a 36-month period. During the three months ended March 31, 2011, the Company sold 1,247,910 shares at an average sales price of $115.99 per share, for net proceeds of $142,569. From program inception in November 2010 through the end of the first quarter of 2011, the Company sold 1,680,742 shares at an average price of $115.07 for net proceeds of $190,504.

5. Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. The following table summarizes the consolidated Hedging Derivatives at March 31, 2011, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges	Fair Value Hedges
	Interest Rate Caps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$75,847	$196,097	$225,000
Weighted average interest rate (1)	1.2%	2.5%	5.3%
Weighted average capped interest rate	7.1%	5.3%	N/A
Earliest maturity date	Aug-12	Jun-12	Sep-11
Latest maturity date	Mar-14	Jun-15	Jan-12
Estimated fair value, asset/(liability)	$24	$541	$1,053

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had five derivatives designated as cash flow hedges, three derivatives designated as fair value hedges and four derivatives not designated as hedges at March 31, 2011. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2011, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease in other comprehensive income of $84 during the three months ended March 31, 2011 and an increase of $542 during the three months ended March 31, 2010. The amount reclassified into earnings for the three months ended March 31, 2011, as well as the estimated amount included in accumulated other comprehensive income as of March 31, 2011, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges during the three months ended March 31, 2011, the Company has recorded a decrease in the fair value of $456 with the derivatives fair value reported as a component of prepaid expenses and other assets, with the associated loss as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2011.

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

6. Investments in Real Estate Entities

As of March 31, 2011, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 50%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, except as otherwise noted below. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended March 31, 2011, AvalonBay Value Added Fund II, LP (“Fund II”) acquired the following apartment community:

•	Waterstone Carlsbad, a garden-style community consisting of 448 apartment homes located in Carlsbad (San Diego County), CA, was acquired for a purchase price of $78,100;

There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the three months ended March 31, 2011.

Detail of the real estate and associated funding underlying the Company’s unconsolidated investments is presented in the following table (unaudited):

Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Debt
				Amount (2)	Type	Interest Rate (3)	Maturity Date
Fund I
1. Avalon at Redondo Beach - Los Angeles, CA		105	$24,622	$21,033	Fixed	4.87%	Oct 2011
2. Avalon Lakeside - Chicago, IL		204	18,405	12,056	Fixed	5.74%	Mar 2012
3. Avalon Columbia - Baltimore, MD		170	29,410	22,275	Fixed	5.48%	Apr 2012
4. Avalon Sunset - Los Angeles, CA		82	20,903	12,750	Fixed	5.41%	Mar 2014
5. Avalon at Poplar Creek - Chicago, IL		196	28,097	16,500	Fixed	4.83%	Oct 2012
6. Avalon at Civic Center - Norwalk, CA		192	42,756	27,001	Fixed	5.39%	Aug 2013
7. Avalon Paseo Place - Fremont, CA		134	24,984	11,800	Fixed	5.74%	Nov 2013
8. Avalon at Yerba Buena - San Francisco, CA		160	66,811	41,500	Fixed	5.88%	Mar 2014
9. Avalon at Aberdeen Station - Aberdeen, NJ		290	58,587	39,842	Fixed	5.64%	Sep 2013
10. The Springs - Corona, CA (4)		320	29,897	23,839	Fixed	6.06%	Oct 2014
11. Avalon Lombard - Lombard, IL		256	35,323	17,243	Fixed	5.43%	Jan 2014
12. Avalon Cedar Place - Columbia, MD		156	24,505	12,000	Fixed	5.68%	Feb 2014
13. Avalon Centerpoint - Baltimore, MD (5)		392	80,148	45,000	Fixed	5.74%	Dec 2013
14. Middlesex Crossing - Billerica, MA		252	38,305	24,100	Fixed	5.49%	Dec 2013
15. Avalon Crystal Hill - Ponoma, NY		168	38,645	24,500	Fixed	5.43%	Dec 2013
16. Avalon Skyway - San Jose, CA		348	78,219	37,500	Fixed	6.11%	Mar 2014
17. Avalon Rutherford Station - East Rutherford, NJ		108	36,821	19,707	Fixed	6.13%	Sep 2016
18. South Hills Apartments - West Covina, CA		85	24,756	11,762	Fixed	5.92%	Oct 2014
19. Weymouth Place - Weymouth, MA		211	25,298	13,455	Fixed	5.12%	Mar 2013

Total Fund I	15.2%	3,829	$726,492	$433,863		5.6%

Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	33,992	21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA		491	71,893	42,600	Fixed	5.26%	May 2017
3. Avalon Rothbury - Gaithersburg, MD		203	31,481	18,750	Variable	2.83%	Jun 2017
4. Briarwood, an Avalon Community - Owings Mills, MD		348	45,056	26,850	Fixed	3.64%	Nov 2017
5. Grove Park Apts, an AvalonBay Community - Gaithersburg, MD		684	101,371	63,200	Fixed	5.42%	Jan 2017
6. Creekside Meadows - Tustin, CA		628	99,195	59,100	Fixed	3.81%	Oct 2017
7. Canyonwoods - Lake Forest, CA		140	24,741	-	N/A	N/A	N/A
8. Fox Run Apts - Plainsboro, NJ (6)		776	86,486	54,726	Fixed	4.56%	Nov 2014
9. Waterstone Carlsbad - Carlsbad, CA		448	78,200	46,141	Fixed	4.68%	Feb 2018
Fund II corporate debt		N/A	N/A	11,000	Variable	2.74%	Dec 2011

Total Fund II	31.3%	3,938	$572,415	$343,882		4.5%

Other Operating Joint Ventures
1. Avalon Chrystie Place I - New York, NY (7)	20.0%	361	135,735	117,000	Variable	0.94%	Nov 2036
2. Avalon at Mission Bay North II - San Francisco, CA (8)	25.0%	313	124,014	105,000	Fixed	6.02%	Dec 2015
3. Avalon Del Rey - Los Angeles, CA	30.0%	309	70,037	44,838	Variable	3.60%	Apr 2016

Other Development Joint Ventures
1. Aria at Hathorne - Danvers, MA (8) (9)	50.0%	64	N/A	1,860	Variable	7.98%	Jun 2010 (10)

Total Other Joint Ventures		1,047	$329,786	$268,698		3.4%

Total Unconsolidated Investments		8,814	$1,628,693	$1,046,443		4.7%

(1)	Represents total capitalized cost as of March 31, 2011.

(2)

The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2011.

(4)	Beginning in the third quarter of 2010, the Company consolidated the net assets and results of operations of The Springs.

(5)	Borrowing on this community is comprised of three mortgage loans.

(6)	Borrowing on this community is comprised of two mortgage loans.

(7)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

(8)	The Company has contributed land, receiving capital credit for the fair value upon contribution, as its only capital contribution to this development.

(9)	After the venture makes certain threshold distributions to the Company, the Company receives 50% of all further distributions.

(10)

The loan for this venture matured in June 2010. As of March 31, 2011, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. As of March 31, 2011, the lender has declared an event of default with respect to the note and required the venture to pay a default rate of interest, the impact of which is not material to the Company. Although the Company has not guaranteed the debt of Aria at Hathorne nor does it have any obligation to fund the debt should the venture be unable to do so, the Company has the right to cure any event of default by the venture.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented:

	3-31-11	12-31-10
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,461,589	$1,393,274
Other assets	52,910	67,278

Total assets	$1,514,499	$1,460,552

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,022,603	$965,931
Other liabilities	29,008	24,835
Partners’ capital	462,888	469,786

Total liabilities and partners’ capital	$1,514,499	$1,460,552

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented:

	For the three months ended (unaudited)
	3-31-11	3-31-10
Rental and other income	$37,823	$27,033
Operating and other expenses	(17,554)	(13,428)
Interest expense, net	(12,301)	(9,489)
Depreciation expense	(11,603)	(8,981)

Net loss	$(3,635)	$(4,865)

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $10,543 at March 31, 2011 and $10,644 at December 31, 2010 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures. These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500 for Fund I and approximately $5,843 for Fund II as of March 31, 2011). As of March 31, 2011, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of March 31, 2011, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of March 31, 2011.

7. Real Estate Disposition Activities

The Company did not sell any communities during the three months ended March 31, 2011, and had no real estate assets that qualified as held for sale as of March 31, 2011.

The following is a summary of income from discontinued operations for the periods presented:

	For the three months ended
	3-31-11	3-31-10
Rental income	$—	$3,340
Operating and other expenses	—	(1,342)
Interest expense, net	—	—
Depreciation expense	—	(123)

Income from discontinued operations	$—	$1,875

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

A reconciliation of NOI to net income for the three months ended March 31, 2011 and 2010 is as follows:

	For the three months ended
	3-31-11	3-31-10
Net income	$30,537	$72,366
Indirect operating expenses, net of corporate income	7,027	7,232
Investments and investment management expense	1,191	1,039
Expensed development and other pursuit costs	651	505
Interest expense, net	44,271	42,541
General and administrative expense	7,292	8,895
Equity in income of unconsolidated entities	(503)	(227)
Depreciation expense	61,299	55,972
Gain on sale of real estate assets	—	(50,291)
(Income) loss from discontinued operations	—	(1,875)

Net operating income	$151,765	$136,157

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified. The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2011 and 2010 have been adjusted for the communities that were sold from January 1, 2010 through March 31, 2011, or otherwise qualify as discontinued operations as of March 31, 2011, as described in Note 7, “Real Estate Disposition Activities”.

	For the three months ended
	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended March 31, 2011
Established
New England	$41,027	$25,482	6.7%	$1,293,907
Metro NY/NJ	47,691	31,559	5.5%	1,527,764
Mid-Atlantic/Midwest	30,207	21,643	8.3%	725,124
Pacific Northwest	9,129	6,140	0.8%	361,623
Northern California	24,707	17,386	6.5%	928,925
Southern California	18,394	11,955	1.9%	695,067

Total Established	171,155	114,165	5.8%	5,532,410

Other Stabilized	33,612	18,711	N/A	1,640,776
Development / Redevelopment	28,721	18,889	N/A	1,324,743
Land Held for Future Development	N/A	N/A	N/A	193,593
Non-allocated (2)	2,320	N/A	N/A	79,035

Total	$235,808	$151,765	11.5%	$8,770,557

For the period ended March 31, 2010
Established
New England	$35,193	$21,643	(4.6%)	$1,086,197
Metro NY/NJ	44,390	29,507	(3.5%)	1,385,405
Mid-Atlantic/Midwest	29,391	17,546	(5.6%)	750,566
Pacific Northwest	6,617	4,426	(15.0%)	239,683
Northern California	29,416	20,158	(14.5%)	1,108,224
Southern California	14,773	9,707	(9.9%)	467,275

Total Established	159,780	102,987	(7.6%)	5,037,350

Other Stabilized	28,779	16,866	N/A	1,546,664
Development / Redevelopment	25,041	16,304	N/A	1,429,601
Land Held for Future Development	N/A	N/A	N/A	206,713
Non-allocated (2)	1,849	N/A	N/A	96,659

Total	$215,449	$136,157	(0.4%)	$8,316,987

(1)	Does not include gross real estate assets held for sale of $127,699 as of March 31, 2010.
(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2010	126,484	$74.20	2,072,217	$88.50
Exercised	(7,604)	74.20	(102,953)	73.77
Granted	144,827	115.83	—	—
Forfeited	—	—	(8)	44.58

Options Outstanding, March 31, 2011	263,707	$97.06	1,969,256	$89.27

Options Exercisable March 31, 2011	37,021	$74.20	1,862,293	$91.61

The weighted average fair value of the options granted under the 2009 Plan during the three months ended March 31, 2011 is estimated at $29.40 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 4.0% over the expected life of the option, volatility of 35.00%, risk-free interest rate of 3.0% and an expected life of approximately seven years.

At March 31, 2011, the Company had 216,326 outstanding unvested shares granted under restricted stock awards. The Company issued 88,124 shares of restricted stock valued at $10,207 as part of its stock-based compensation plan during the three months ended March 31, 2011. Restricted stock vesting during the three months ended March 31, 2011 totaled 100,414 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share. The total grant date fair value of shares vested was $8,647 and $8,913 for the three months ended March 31, 2011 and 2010, respectively.

Total employee stock-based compensation cost recognized in income was $2,834 and $3,485 for the three months ended March 31, 2011 and 2010, respectively, and total capitalized stock-based compensation cost was $1,341 and $1,329 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was a total of $4,473 and $8,559 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.56 years and 2.90 years, respectively.

Deferred Stock Performance Plan

The total cost recognized in earnings in connection with the multi-year performance plan implemented by the Company in 2008 was $403 and $427 for the three months ended March 31, 2011 and 2010, respectively, and total capitalized stock-based compensation cost was $233 for both the three months ended March 31, 2011 and 2010.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $2,320 and $1,849 in the three months ended March 31, 2011 and 2010, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $4,857 and $3,803 as of March 31, 2011 and 2010, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to the restricted stock grants and deferred stock awards in the amount of $187 and $219 for the three months ended March 31, 2011 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $125 and $146 on March 31, 2011 and December 31, 2010, respectively.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at March 31, 2011 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Redeemable Noncontrolling Interests

•

Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. In March 2011, the Company acquired the noncontrolling interest associated with a consolidated community for $6,570 satisfying its obligation under one of the Puts. The remaining Put is payable in cash or, at the Company’s option, common stock of the Company. The Company determines the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The Company applies discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Put is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuation is classified in Level 3 of the fair value hierarchy. At December 31, 2010, the Puts’ aggregate fair value was $12,106. At March 31, 2011, the aggregate fair value of the remaining outstanding Put was $5,331.

•

DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2010, the fair value of the DownREIT units was $1,721. At March 31, 2011, the fair value of the DownREIT units was $925.

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

The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $4,038,298 and $4,068,417 had an estimated aggregate fair value of $4,198,020 and $4,236,216 at March 31, 2011 and December 31, 2010, respectively.

12. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the following for disclosure:

In April 2011, the Company purchased Fairfax Towers, located in Falls Church, Virginia. The community contains 415 apartment homes and was acquired for a purchase price of $89,200. In conjunction with this acquisition, the Company assumed the existing 4.75% fixed-rate mortgage loan of $44,044 which matures in August 2015.

In April 2011, the Company completed an exchange of assets with UDR, Inc. (“UDR”). The transaction includes exchanging a portfolio of three existing apartment communities for a portfolio of six UDR apartment communities and $26,000 in cash. The Company’s portfolio includes two properties containing 833 apartment homes and a small land parcel located in metropolitan Boston and one property containing 227 apartment homes located in San Francisco, with net real estate assets at March 31, 2011 of approximately $164,000. The UDR portfolio consists of 1,418 apartment homes and is located in Southern California (Los Angeles, Orange County and San Diego). As part of the transaction, the Company assumed a $55,400 fixed-rate mortgage with a 5.24% interest rate and a maturity date of June 2013. In exchange, the Company relinquished a $55,800 mortgage loan with a fixed rate of 5.86% and a maturity date of May 2019.

Also in April 2011, the Company entered into $430,000 of forward starting interest rate swaps where the Company has agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date. These swaps were transacted to reduce the Company’s exposure to rising interest rates on future debt issuances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” below and the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2010 (our “Form 10-K”).

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

First Quarter 2011 Highlights

•

Net income attributable to common stockholders for the quarter ended March 31, 2011 was $30,341,000, a decrease of $42,182,000 or 58.2% from the prior year period. The decrease is attributable primarily to sales of communities and the associated gains in the quarter ended March 31, 2010, which were not present in 2011, offset partially by an increase in NOI from operating communities.

•

For the quarter ended March 31, 2011, Established Communities NOI increased by 5.8% or $6,230,000 over the prior year period. This year-over-year increase was driven primarily by an increase in rental revenue of 3.7%, along with a decrease in operating expenses of 0.1%.

Financial Outlook

The economic recovery has continued in 2011 with the positive trend improving at a faster pace than we anticipated when we provided our 2011 outlook in February 2011. We now expect that the midpoint of our full year 2011 FFO per share will meet or exceed the high end of the range provided in our February outlook, and expect to provide revised ranges for our full year expected performance in early June 2011. Our results for the quarter ended March 31, 2011 reflect this ongoing improvement in apartment fundamentals. We experienced an increase in our Established Community revenues in each of our regions, driving the growth in our NOI. Our overall NOI growth was also favorably impacted by our portfolio growth through new development. The improvement in multifamily fundamentals is due largely to job growth that accelerated during the quarter. This growth was concentrated in the younger age groups, which have a higher propensity to rent. These factors are driving the increase in the rate of new household formation. In addition, apartment fundamentals also continue to benefit from a combination of the continued decline in the homeownership rate and limited supply of new multifamily rental product. We expect further improvement in revenue growth and operating fundamentals will be driven by home ownership trends, demographic trends, as well as the timing and magnitude of employment growth. We believe that the continued improvement in apartment fundamentals, as well as favorable capital markets activity, supports our investment activity as further discussed below.

Throughout the recent recession we maintained a focus on ensuring that our development capabilities were positioned to take advantage of the expected economic recovery. We believe that our investment in development now allows us to deliver new assets in a supply constrained environment. We completed the development of three communities during the quarter ended March 31, 2011 containing an aggregate of 888 apartment homes for a total capitalized cost of $234,400,000. At March 31, 2011, we had 11 communities under construction with a total projected capitalized cost of approximately $643,400,000. As of March 31, 2011, approximately $256,800,000 of the capital for this development activity was invested, with $386,600,000 remaining to invest. At March 31, 2011 our combined development under way and in planning is $3,335,400,000.

At March 31, 2011, there were nine communities under redevelopment, with an expected investment of approximately $112,400,000, excluding costs incurred prior to the start of redevelopment, and $59,144,000 remaining to be invested. There were no redevelopment completions or starts during the first quarter of 2011. However, we expect to maintain our current level of redevelopment activity through 2011, reinvesting and repositioning our assets to meet the needs of our residents and position our assets to outperform in an improving economic environment.

At present, we believe that cash on hand and available capital from our current credit facility and expected capacity under our refinanced credit facility will be sufficient to provide the capital necessary to fund our development and redevelopment activities for the balance of 2011. We believe that the strength of our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing), provides us with adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

While we continue to grow principally through our demonstrated core competency of developing wholly-owned assets, we are also actively managing the investments in our wholly-owned portfolio. In April 2011, we completed an asset exchange. Through this transaction we exchanged three existing communities and a small land parcel for six operating communities and $26,000,000 in cash. The communities we exchanged consisted of two properties and a small land parcel located in metropolitan Boston and one property located in San Francisco. In exchange we received six operating communities in Southern California (Los Angeles, Orange County and San Diego). This transaction is consistent with our strategy of increasing our presence in a region that we were under-allocated, providing us with a larger portfolio of assets at multiple price points that we believe will perform better than other US markets over the current operating cycle. As part of the transaction, we assumed a $55,400,000 fixed-rate mortgage loan with a 5.24% interest rate and a maturity date of June 2013. In exchange, we relinquished a $55,800,000 mortgage loan with a fixed rate of 5.86% and a maturity date of May 2019.

Also in April 2011, we acquired Fairfax Towers for our wholly-owned portfolio. Fairfax Towers is a high-rise community consisting of 415 apartment homes, located in Falls Church, VA, and was acquired for a purchase price of $89,200,000. In conjunction with this acquisition, we assumed the existing 4.75% fixed rate mortgage loan for $44,044,000, which matures in August 2015.

In addition to this activity for our wholly-owned portfolio, we also expect to acquire interests in additional assets, primarily through our investment in two private discretionary investment funds.

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

Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I and we have made an equity investment of approximately $44,000,000 in Fund I (net of distributions and excluding the purchase of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Fund I has a term that expires in March 2013, plus two one-year extension options. Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $433,863,000, with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2011 to September 2016. The outstanding loans include $23,839,000 for the mortgage note we purchased during 2010. These mortgage loans are secured by the underlying real estate.

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000, representing a 31.3% combined general partner and limited partner equity interest. Fund II has invested $572,415,000 as of March 31, 2011. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II serves as the exclusive vehicle through which we will acquire investment interests in apartment communities until August 2011 or, if earlier, until 90% of the committed capital of Fund II is invested, subject to certain exceptions. Fund II will not include or involve our development activities. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. During the three months ended March 31, 2011 a subsidiary of Fund II acquired one community. Waterstone Carlsbad, a garden-style community consisting of 448 apartment homes located in Carlsbad, CA was acquired for a purchase price of $78,100,000.

Subsidiaries of Fund II have nine loans secured by individual assets with amounts outstanding in the aggregate of $332,882,000, with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from to November 2014 to June 2019. The mortgage loans are secured by the underlying real estate. In addition, Fund II has $11,000,000 outstanding under a credit facility that matures in December 2011.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•

Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended March 31, 2011, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2010, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

We currently lease both our corporate headquarters located in Arlington, Virginia as well as all other regional and administrative offices under operating leases.

As of March 31, 2011, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities
Established Communities:
New England	30	7,315
Metro NY/NJ	22	6,981
Mid-Atlantic/Midwest	16	5,950
Pacific Northwest	10	2,533
Northern California	15	4,829
Southern California	15	4,003

Total Established	108	31,611

Other Stabilized Communities:
New England	6	1,791
Metro NY/NJ	8	2,941
Mid-Atlantic/Midwest	12	3,830
Pacific Northwest	2	431
Northern California	14	3,378
Southern California	13	3,945

Total Other Stabilized	55	16,316

Lease-Up Communities	4	1,306
Redevelopment Communities	9	3,348

Total Current Communities	176	52,581

Development Communities	11	2,446

Development Rights	34	9,424

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2011 and 2010 follows (dollars in thousands):

	For the three months ended
	3-31-11	3-31-10	$ Change	% Change
Revenue:
Rental and other income	$233,488	$213,600	$19,888	9.3%
Management, development and other fees	2,320	1,849	471	25.5%

Total revenue	235,808	215,449	20,359	9.4%

Expenses:
Direct property operating expenses, excluding property taxes	56,870	54,324	2,546	4.7%
Property taxes	24,850	23,146	1,704	7.4%

Total community operating expenses	81,720	77,470	4,250	5.5%

Corporate-level property management and other indirect operating expenses	9,350	9,054	296	3.3%
Investments and investment management expense	1,191	1,039	152	14.6%
Expensed development and other pursuit costs	651	505	146	28.9%
Interest expense, net	44,271	42,541	1,730	4.1%
Depreciation expense	61,299	55,972	5,327	9.5%
General and administrative expense	7,292	8,895	(1,603)	(18.0%)

Total other expenses	124,054	118,006	6,048	5.1%

Equity in income of unconsolidated entities	503	227	276	121.6%

Income from continuing operations	30,537	20,200	10,337	51.2%
Discontinued operations:
Income from discontinued operations	—	1,875	(1,875)	(100.0%)
Gain on sale of communities	—	50,291	(50,291)	(100.0%)

Total discontinued operations	—	52,166	(52,166)	(100.0%)

Net income	30,537	72,366	(41,829)	(57.8%)
Net income (loss) attributable to noncontrolling interests	(196)	157	(353)	(224.8%)

Net income attributable to common stockholders	$30,341	$72,523	$(42,182)	(58.2%)

Net income attributable to common stockholders decreased $42,182,000 or 58.2%, to $30,341,000 for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2011 from the prior year period is due primarily to gains on asset sales during the three months ended March 31, 2010 that were not present in the three months ended March 31, 2011, offset partially by an increase in NOI from existing and newly developed communities.

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

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the three months ended March 31, 2011 and 2010 to net income for each period are as follows (dollars in thousands):

	For the three months ended
	3-31-11	3-31-10
Net income	$30,537	$72,366
Indirect operating expenses, net of corporate income	7,027	7,232
Investments and investment management expense	1,191	1,039
Expensed development and other pursuit costs	651	505
Interest expense, net	44,271	42,541
General and administrative expense	7,292	8,895
Equity in income of unconsolidated entities	(503)	(227)
Depreciation expense	61,299	55,972
Gain on sale of real estate assets	—	(50,291)
Income from discontinued operations	—	(1,875)

Net operating income	$151,765	$136,157

The NOI changes for the three months ended March 31, 2011, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

For the three months ended 3-31-11
Established Communities	$6,230
Other Stabilized Communities	5,808
Development and Redevelopment Communities	3,570

Total	$15,608

The increase in our Established Communities’ NOI for the three months ended March 31, 2011 is due to a combination of increased rental revenues and a small decrease in operating expenses. For the balance of 2011, we expect rental revenue growth will continue to accelerate and further improve over the prior year period due to continued improvement in rental rates while maintaining occupancy near current occupancy levels at our Established Communities.

Rental and other income increased in the three months ended March 31, 2011 as compared to the prior year period due to additional rental income generated from newly developed communities and increases in rental rates at our Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 41,742 apartment homes for the three months ended March 31, 2011 as compared to 39,777 homes for the prior year period. This increase is primarily due to new homes from increased development activity. The weighted average monthly revenue per occupied apartment home increased to $1,863 for the three months ended March 31, 2011 as compared to $1,790 in the prior year period.

Established Communities – Rental revenue increased $6,180,000, or 3.7%, for the three months ended March 31, 2011 from the prior year period. The increase for the three months ended March 31, 2011 is due to an increase in rental rates, with no change in economic occupancy at 96.0%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced improved operating results in all markets for our Established Communities during the three months ended March 31, 2011. While East Coast markets continue to show strong improvement, operating performance is accelerating on the West Coast. The shift in momentum is due to improving job growth in several of our West Coast markets. Our first quarter 2011 Established Community results reflect both sequential and year-over-year increases in rental revenue in each of our six regions. Information regarding rental revenue for each of our six regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 27.8% of Established Community rental revenue for the three months ended March 31, 2011, experienced an increase in rental revenue of 4.0% as compared to the prior year period. Average rental rates increased 4.2% to $2,368, offset partially by a decrease in economic occupancy of 0.2% to 96.0% for the three months ended March 31, 2011. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 0.3% during the first quarter of 2011. We believe rental revenue growth will continue this positive trend during 2011 at a moderate pace, supported by the ongoing recovery in New York’s financial services driven economy.

The New England region accounted for 24.0% of the Established Community rental revenue for the three months ended March 31, 2011 and experienced a rental revenue increase of 4.1% over the prior year period. Average rental rates increased 4.1% to $1,948, with economic occupancy remaining consistent at 96.0% for the three months ended March 31, 2011, as compared to the prior year period. Sequential revenue growth over the prior quarter was 0.2% during the three months ended March 31, 2011. Growth in this region is supported by an improving high-tech sector and a relatively large share of stable industry sectors in the region’s employment base, with Fairfield-New Haven benefiting from improvements in the Metro New York economy.

The Mid-Atlantic/Midwest region, which represented 17.7% of Established Community rental revenue for the three months ended March 31, 2011, experienced an increase in rental revenue of 4.4% over the prior year period, the strongest year-over-year growth for the first quarter of 2011 in our markets. Average rental rates increased by 5.1% to $1,771, while economic occupancy decreased 0.7% to 95.5% for the three months ended March 31, 2011 as compared to the prior year period. The Mid-Atlantic/Midwest region also experienced sequential quarterly rental revenue growth of 0.5%. Given stronger fundamentals and operating performance in recent years compared to other regions, the level of permits and construction starts is increasing in the DC Metro area. While we expect continued strong operating performance near-term, the impact of reduced federal spending combined with an increase in new rental deliveries may slow growth in rental revenue relative to performance in other regions.

Northern California accounted for 14.4% of the Established Community rental revenue for the three months ended March 31, 2011 and experienced a rental revenue increase of 4.1% over the prior year period. Average rental rates increased 3.9% to $1,768 and economic occupancy increased 0.2% to 96.4% for the three months ended March 31, 2011 as compared to the prior year period. The Northern California region is seeing some of the strongest sequential revenue growth in our markets, with rental revenue increasing 1.5% over the fourth quarter of 2010, driven by increased hiring in the technology sector. We expect continued improvement in the technology sector to support renter demand in the near-term at a faster pace than our other markets, but the impact is expected to be uneven among the Company’s markets in this region.

Southern California accounted for 10.8% of the Established Community rental revenue for the three months ended March 31, 2011 and experienced a rental revenue increase of 1.6% over the prior year period. Average rental rates increased 0.5% to $1,584, and economic occupancy increased 1.1% to 96.7% for the three months ended March 31, 2011. We expect this region’s economy will recover in-line with growth in the national economy but at a somewhat slower pace than our other regions, improving at an increasing rate for the balance of 2011. Consistent with our other West Coast markets, the Southern California region showed strong sequential rental revenue growth, increasing 1.4% over the fourth quarter of 2010.

The Pacific Northwest region accounted for 5.3% of the Established Community rental revenue for the three months ended March 31, 2011 and experienced a rental revenue increase of 2.1% over the prior year period. Average rental rates increased 2.6% to $1,259, offset somewhat by a decrease in economic occupancy of 0.5% to 95.3% for the three months ended March 31, 2011. The Pacific Northwest showed the strongest sequential quarterly growth of 2.5%, led by an improving employment situation, however the region’s improvement in apartment fundamentals remains challenged by the slow absorption of new supply in certain submarkets.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the three months ended
	3-31-11	3-31-10
Rental revenue (GAAP basis)	$171,018	$164,838
Concessions amortized	573	2,130
Concessions granted	(129)	(906)

Rental revenue adjusted to state concessions on a cash basis	$171,462	$166,062

Year-over-year % change – GAAP revenue		3.7%

Year-over-year % change – cash concession based revenue		3.3%

Direct property operating expenses, excluding property taxes increased $2,546,000, or 4.7% for the three months ended March 31, 2011 as compared to the prior year periods, primarily due to the addition of recently developed apartment homes.

For Established Communities, direct property operating expenses, excluding property taxes, were consistent with the prior year period at $39,133,000 for the three months ended March 31, 2011. The portfolio experienced a continued reduction in bad debt expense due to the economic improvement and savings in snow removal charges over the prior year period due to the winter storms that occurred in the three months ended March 31, 2010. These decreases were offset somewhat by increased payroll and performance bonuses.

Property taxes increased $1,704,000, or 7.4% for the three months ended March 31, 2011, due to the addition of newly developed and redeveloped apartment homes. Property tax increases are often impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes decreased by $60,000, or 0.3% for the three months ended March 31, 2011 from the prior year period. The decrease is due primarily to the impact of a refund from a successful appeal for a community in the New York/New Jersey metro area, partially offset by normal assessment and rate increases. We expect property taxes to increase for the balance of 2011 over 2010. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $296,000, or 3.3% for the three months ended March 31, 2011 over the prior year period. The increase is due primarily to increases in compensation costs.

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

Interest expense, net increased $1,730,000, or 4.1% for the three months ended March 31, 2011 over the prior year period. This category includes interest costs offset by interest capitalized and interest income. The increase for the three months ended March 31, 2011 is due primarily to a decrease in the amount of interest cost allocated to capitalized interest in 2011, as well as interest expense from additional debt outstanding, as compared to the prior year period. The year-over-year increase was offset somewhat by an increase in interest income associated with escrow accounts for certain tax exempt secured borrowings.

Depreciation expense increased $5,327,000 or 9.5% in the three months ended March 31, 2011 primarily due to the net increase in assets from the completion of development and redevelopment activities.

General and administrative expense (“G&A”) decreased $1,603,000, or 18.0%, for the three months ended March 31, 2011 as compared to the prior year period. The decrease is due primarily to a decrease in legal and professional fees and lower equity compensation expense for retirement eligible executive officers.

Equity in income of unconsolidated entities for the three months ended March 31, 2011 increased $276,000, or 121.6% from the prior year period due primarily to additional income from Fund II.

Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2010 through March 31, 2011. This income decreased for the three months ended March 31, 2011 as we did not have any communities classified as held for sale as of March 31, 2011.

Gain on sale of communities decreased for the three months ended March 31, 2011 due to the community sales during the prior year period, with no comparable activity in the three months ended March 31, 2011. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2011 resulted in an allocation of income of $196,000 compared to an allocation of a loss of $157,000 for the three months ended March 31, 2010. The change for the quarter ended March 31, 2011 is due to allocating the proportionate share of the results of operations from a consolidated subsidiary of Fund I to our joint venture partners.

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

The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-11	3-31-10
Net income attributable to common stockholders	$30,341	$72,523
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	63,194	57,011
Distributions to noncontrolling interests, including discontinued operations	7	14
Gain on sale of operating communities	—	(50,291)

FFO attributable to common stockholders	$93,542	$79,257

Weighted average common shares outstanding—diluted	86,997,530	82,310,670
EPS per common share — diluted	$0.35	$0.88

FFO per common share — diluted	$1.08	$0.96

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs.

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended
	3-31-11	3-31-10
Net cash provided by operating activities	$73,215	$68,883

Net cash used in investing activities	$(124,683)	$(36,043)

Net cash provided (used in) by financing activities	$36,842	$(15,234)

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistic pre-payments;

•	normal recurring operating expenses; and

•	capital calls for Fund II, as required.

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

For the balance of 2011, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility (as defined elsewhere in this Form 10-Q), secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, amounts issued under the CEP II discussed below, as well as from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At March 31, 2011, we have unrestricted cash, cash equivalents and cash in escrow of $476,932,000 available for both current liquidity needs as well as development activities, of which $93,440,000 relates to a Development Right for which we have not begun construction.

Unrestricted cash and cash equivalents totaled $291,800,000 at March 31, 2011, a decrease of $14,626,000 from $306,426,000 at December 31, 2010. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities increased to $73,215,000 for the three months ended March 31, 2011 from $68,883,000 for the three months ended March 31, 2010. The change was driven primarily by increased NOI from our communities.

Investing Activities – Net cash used in investing activities of $124,683,000 for the three months ended March 31, 2011 related to investments in assets primarily through development and redevelopment. During the three months ended March 31, 2011, we invested $116,600,000 in the development of the following real estate and capital expenditures:

•	We invested approximately $110,644,000 in the development of communities.
•	We had capital expenditures of $5,956,000 for real estate and non-real estate assets.

Financing Activities – Net cash provided by financing activities totaled $36,842,000 for the three months ended March 31, 2011. The net cash provided is due to $150,157,000 received from the issuance of common stock, primarily through the CEP II we initiated in November 2010, partially offset by the payment of cash dividends in the amount of $76,557,000 and $30,119,000 for the repayment of secured notes.

Variable Rate Unsecured Credit Facility

We currently have a $1,000,000,000 revolving variable rate Credit Facility with a syndicate of commercial banks that matures in November 2011. We pay an annual facility fee of approximately $1,250,000. The Credit Facility bears interest at varying levels based on LIBOR, our credit rating and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.40% per annum (0.61% on April 30, 2011). At April 30, 2011, there were no amounts outstanding on the Credit Facility, $53,823,000 was used to provide letters of credit, and $946,177,000 was available for borrowing under the Credit Facility.

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

Financial Covenants

We are subject to financial and other covenants contained in the Credit Facility and the indenture under which our unsecured notes were issued. The financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;
•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•	minimum levels of debt service coverage.

We were in compliance with these covenants at March 31, 2011.

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

Continuous Equity Program (CEP)

In November 2010, we commenced our second continuous equity program (“CEP II”), under which we may sell up to $500,000,000 of our common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP II, we engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the three months ended March 31, 2011 we sold 1,247,910 shares under CEP II at an average sales price of $115.99 per share, for net proceeds of $142,569,000. From program inception in November 2010 through the end of the first quarter 2011, we sold 1,680,742 shares at an average price of $115.07 for net proceeds of $190,504,000. No shares have been sold under CEP II subsequent to March 31, 2011.

Future Financing and Capital Needs – Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities or draws on our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

During the three months ended March 31, 2011, we repaid a variable rate secured mortgage note in the amount of $28,785,000 in accordance with its scheduled maturity date.

In April 2011, we entered into $430,000,000 of forward starting interest rate swaps agreeing to pay a fixed rate of interest in exchange for a floating rate of interest at a future date. These swaps were transacted to reduce our exposure to fluctuations in interest rates on future debt issuances.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2011 (dollars in thousands). The Company is not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which the Company has an equity or other interest.

Community	All-In interest rate (1)	Principal maturity date	Balance outstanding			Scheduled maturities
			12-31-10	3-31-11		2011	2012	2013	2014	2015	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Fields	7.80%	May-2027	9,419	9,342		213	339	364	390	419	7,617
Avalon Oaks	7.49%	Feb-2041	16,637	16,596		114	180	193	207	222	15,680
Avalon Oaks West	7.54%	Apr-2043	16,519	16,482		102	162	173	185	198	15,662
Avalon at Chestnut Hill	6.15%	Oct-2047	41,150	41,060		248	388	409	432	455	39,128
Morningside Park	4.11%	May-2046	100,000	100,000	(5)(8)	—	—	—	—	—	100,000

			183,725	183,480		677	1,069	1,139	1,214	1,294	178,087
Variable rate (3)
Waterford	1.12%	Jul-2014	33,100	33,100	(4)	—	—	—	33,100	—	—
Avalon at Mountain View	1.17%	Feb-2017	18,300	18,300	(4)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.40%	Jun-2025	7,635	7,635	(4)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.34%	Jun-2025	20,800	20,800	(4)	—	—	—	—	—	20,800
Avalon Campbell	1.67%	Jun-2025	38,800	38,800		—	—	—	—	—	38,800
Avalon Pacifica	1.69%	Jun-2025	17,600	17,600		—	—	—	—	—	17,600
Bowery Place I	3.31%	Nov-2037	93,800	93,800	(4)	—	—	—	—	—	93,800
Bowery Place II	4.46%	Nov-2039	48,500	48,500	(5)	—	—	—	—	—	48,500
Avalon Acton	1.79%	Jul-2040	45,000	45,000	(4)	—	—	—	—	—	45,000
West Chelsea	0.22%	May-2012	93,440	93,440	(5)	—	93,440	—	—	—	—
Avalon Walnut Creek	2.99%	Mar-2046	116,000	116,000	(5)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.97%	Mar-2046	10,000	10,000	(5)	—	—	—	—	—	10,000

			542,975	542,975		—	93,440	—	33,100	—	416,435
Conventional loans (6)
Fixed rate
$300 Million unsecured notes	6.79%	Sep-2011	39,900	39,900		39,900	—	—	—	—	—
$250 Million unsecured notes	5.74%	Jan-2012	104,400	104,400		—	104,400	—	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		—	201,601	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	100,000	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	150,000	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	7.25%	Oct-2011	7,339	7,277		7,277	—	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	5,862	5,813		130	238	250	263	276	4,656
Avalon Orchards	7.78%	Jul-2033	18,678	18,591		240	382	409	438	470	16,652
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	—	170,125	—	—	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		—	—	94,572	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	—	110,600	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	—	150,000	—
Avalon Darien	6.22%	Nov-2015	50,559	50,389		527	746	793	843	47,480	—
Avalon Greyrock Place	6.12%	Nov-2015	60,935	60,726		646	914	971	1,031	57,164	—
Avalon Commons	6.10%	Jan-2019	55,100	54,988		580	734	779	826	875	51,194
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130	21,130		137	285	301	319	338	19,750
Avalon Gates	5.92%	May-2019	41,321	41,321		268	557	589	624	660	38,623
Avalon at Stamford Harbor	5.92%	May-2019	65,695	65,695		426	885	937	992	1,050	61,405
Avalon Freehold	5.94%	May-2019	36,630	36,630		237	493	522	553	585	34,240
Avalon Run East II	5.94%	May-2019	39,250	39,250		254	529	560	592	627	36,688
Avalon Gardens	6.05%	May-2019	66,237	66,237		429	892	945	1,000	1,058	61,913
Avalon Edgewater	5.94%	May-2019	78,565	78,565		509	1,058	1,120	1,186	1,255	73,437
Avalon Foxhall	6.05%	May-2019	59,010	59,010		382	795	841	891	943	55,158
Avalon Gallery Place I	6.05%	May-2019	45,850	45,850		297	618	654	692	733	42,856
Avalon Traville	5.91%	May-2019	77,700	77,700		504	1,047	1,108	1,173	1,242	72,626
Avalon Bellevue	5.91%	May-2019	26,698	26,698		173	360	381	403	427	24,954
Avalon on the Alameda	5.90%	May-2019	53,980	53,980		350	727	770	815	863	50,455
Avalon Mission Bay North	5.90%	May-2019	73,269	73,269		475	987	1,045	1,106	1,171	68,485
Avalon Woburn	5.90%	May-2019	55,805	55,805		362	752	796	842	892	52,161

			3,063,311	3,062,622		54,103	319,000	378,468	164,589	378,709	1,767,753
Variable rate (3)(6)
Avalon at Crane Brook	0.00%	Mar-2011	29,185	—	(2)	—	—	—	—	—	—
Avalon at Bedford Center	1.74%	May-2012	15,221	15,221	(4)	560	14,661	—	—	—	—
Avalon Walnut Creek	3.01%	Mar-2046	9,000	9,000	(5)	—	—	—	—	—	9,000
$300 Million unsecured notes	5.71%	Sep-2011	100,000	100,000	(7)	100,000	—	—	—	—	—
$50 Million unsecured notes	5.71%	Sep-2011	50,000	50,000	(7)	50,000	—	—	—	—	—
$250 Million unsecured notes	4.38%	Jan-2012	75,000	75,000	(7)	—	75,000	—	—	—	—

			278,406	249,221		150,560	89,661	—	—	—	9,000

Total indebtedness—excluding unsecured credit facility			$4,068,417	$4,038,298		$205,340	$503,170	$379,607	$198,903	$380,003	$2,371,275

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.
(2)	Borrowing was repaid in accordance with its scheduled maturity in March 2011.
(3)	Variable rates are given as of March 31, 2011.
(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(5)

Represents full amount of the debt as of March 31, 2011. Actual amounts drawn on the debt as of March 31, 2011 are $48,015 for Bowery Place II, $90,000 for Morningside Park, $109,834 for Walnut Creek, and $0 for West Chelsea.

(6)

Balances outstanding represent total amounts due at maturity, and are net of $1,115 and $760 of debt discount and basis adjustments associated with the hedged unsecured notes as of March 31, 2011 and December 31, 2010, respectively, as reflected in unsecured notes on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(7)	In October 2009, we executed interest rate swaps allowing us to effectively convert principal of our fixed rate unsecured notes to floating rate debt.
(8)	In October 2010, we elected to fix the borrowing rate until June 2011, at which point we will select the updated term and mode for the bonds.

Future Financing and Capital Needs – Portfolio and Other Activity

As of March 31, 2011, we had 11 wholly-owned communities under construction, for which a total estimated cost of $386,600,000 remained to be invested. We also had nine wholly-owned communities under reconstruction, for which a total estimated cost of $59,144,000 remained to be invested. In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2011. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, fund development costs related to pursuing Development Rights, and make equity contributions to Fund II, will be funded from:

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

circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2011. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of March 31, 2011, were not significant. As a result we have not recorded any obligation associated with these guarantees at March 31, 2011.

•

Subsidiaries of Fund I have 21 loans secured by individual assets with amounts outstanding in the aggregate of $433,863,000, including $23,839,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from October 2011 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of March 31, 2011). As of March 31, 2011, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2011 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2011.

•

As of March 31, 2011, subsidiaries of Fund II have nine loans secured by individual assets with amounts outstanding in the aggregate of $332,882,000 with varying maturity dates (or dates after which the loans can be prepaid), ranging from November 2014 to June 2019. During the three months ended March 31, 2011, one subsidiary of Fund II obtained a fixed rate secured note for $46,141,000 with a 4.68% interest rate with a maturity of February 2018. As of March 31, 2011, Fund II also has $11,000,000 outstanding under a credit facility that matures in December 2011. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate, and the credit facility is payable by Fund II and is secured by capital commitments. We have not guaranteed, beyond our proportionate share of capital commitments supporting the credit facility of Fund II, the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $5,843,000 as of March 31, 2011). As of March 31, 2011, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2011 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2011.

•

Each individual mortgage loan of Fund I or Fund II was made to a special purpose, single asset subsidiary of the Funds. Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the respective Fund could also have obligations with respect to the mortgage loan. In no event do the mortgage loans provide for recourse against investors in the Funds, including against us or our wholly-owned subsidiaries that invest in the Funds. Similarly, in no event are investors in Fund II obligated with respect to the credit facility for Fund II except with respect to their capital commitment to Fund II. A default by a Fund or a

Fund subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates. If either the Funds or a subsidiary of one of the Funds were unable to meet its obligations under a loan, the value of our investment in that Fund would likely decline and we might also be more likely to be obligated under the guarantee we provided to one of the Fund partners in each Fund as described above. If either of the Funds or a subsidiary of one of the Funds were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support the Fund through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund asset).

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

•

Avalon Del Rey Apartments, LLC has a loan secured by the underlying real estate assets of the community for $44,838,000 maturing in April 2016. The variable rate loan had an interest rate of 3.60% at March 31, 2011. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•

Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC is developing for-sale town homes in Danvers, Massachusetts. The LLC has a variable rate loan for $1,860,000 that matured in June 2010. As of March 31, 2011, the amounts under this borrowing have not been repaid, and the venture is negotiating an extension or refinancing of the amounts outstanding. The lender has declared an event of default with respect to the note and required the venture to pay a default rate of interest, the impact of which is immaterial to us. Although we bear no responsibility to repay the amounts outstanding, we have the right to cure any event of default by the venture.

•

In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. During the three months ended March 31, 2011, we negotiated an extension for the purchase period with the seller extending the period during which the land closings can occur, until December 2012. At December 2012, either we or the seller can compel execution of the remaining transactions. At March 31, 2011, we have an outstanding commitment to purchase the remaining land for approximately $50,527,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. During the three months ended March 31, 2011, we exercised a termination provision under a ground lease associated with an abandoned development pursuit. The lease required cash payments of $5,400 in 2011 and between $8,000 and $12,000 per year through the expiration date of the lease in 2105. The required cash payments under the ground lease were being offset in their entirety by cash receipts from subleases through termination of the agreement. By exercising its termination option, we eliminated all future obligations under the land lease, reducing both future cash payments due under the land lease and offsetting cash receipts under the associated subleases. There have been no other changes in our scheduled contractual obligations required for the next five years and thereafter for the quarter ended March 31, 2011.

Development Communities

As of March 31, 2011, we had 11 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 2,446 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $643,400,000. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

	Number of apartment homes	Total capitalized cost (1) ($ millions)	Construction start	Initial occupancy (2)	Estimated completion	Estimated stabilization (3)
1 Avalon Rockville Centre	349	$109.7	Q1 2010	Q2 2011	Q3 2012	Q1 2013
Rockville Centre, NY
2 Avalon Queen Anne	203	56.7	Q3 2010	Q4 2011	Q2 2012	Q4 2012
Seattle, WA
3 Avalon at the Pinehills II	91	18.4	Q3 2010	Q2 2011	Q3 2011	Q1 2012
Plymouth, MA
4 Avalon Springs II	100	31.3	Q3 2010	Q2 2011	Q3 2011	Q1 2012
Wilton, CT
5 Avalon Green II	444	110.6	Q3 2010	Q4 2011	Q1 2013	Q3 2013
Greenburgh, NY
6 Avalon Brandemoor II	82	15.5	Q3 2010	Q3 2011	Q4 2011	Q2 2012
Lynnwood, WA
7 Avalon Cohasset	220	53.1	Q4 2010	Q4 2011	Q2 2012	Q4 2012
Cohasset, MA
8 Avalon Ocean Avenue	173	61.1	Q4 2010	Q2 2012	Q4 2012	Q2 2013
San Francisco, CA
9 Avalon North Bergen	164	45.2	Q4 2010	Q3 2012	Q3 2012	Q1 2013
North Bergen, NJ
10 Avalon at Wesmont Station I	266	64.2	Q4 2010	Q2 2012	Q1 2013	Q3 2013
Wood-Ridge, NJ
11 Avalon Park Crest	354	77.6	Q4 2010	Q2 2012	Q2 2013	Q4 2013
Tysons Corner, VA

Total	2,446	$643.4

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

Redevelopment Communities

As of March 31, 2011, there were nine communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $112,400,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2011. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

	Number of apartment homes	Total cost ($ millions)		Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
		Pre-redevelopment cost	Total capitalized cost (1)

1. Avalon Pleasanton	456	$63.0	$80.6	Q2 2009	Q4 2011	Q2 2012
Pleasanton, CA
2. Avalon Princeton Junction	512	30.2	49.7	Q2 2009	Q1 2012	Q3 2012
West Windsor, NJ
3. Avalon Summit	245	17.7	26.2	Q2 2010	Q2 2011	Q4 2011
Quincy, MA
4. Avalon at Decoverly (3)	564	63.5	71.1	Q3 2010	Q2 2011	Q4 2011
Rockville, MD
5. Avalon Commons	312	34.1	38.4	Q4 2010	Q3 2011	Q1 2012
Smithtown, NY
6. Avalon at South Coast	258	26.0	33.8	Q4 2010	Q1 2012	Q3 2012
Costa Mesa, CA
7. Crowne Ridge	254	33.1	46.8	Q4 2010	Q2 2012	Q4 2012
San Rafael, CA
8. Avalon Cove	504	93.7	114.0	Q4 2010	Q3 2012	Q1 2013
Jersey City, NJ
9. Avalon Sunset Towers	243	28.9	42.0	Q4 2010	Q3 2013	Q1 2014
San Francisco, CA

Total (4)	3,348	$390.2	$502.6

(1)

Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
(3)	Redevelopment efforts will be focused on the 368 units associated with the initial phase of this community which was acquired by one of our predecessors in Q3 1995.
(4)

We commenced the redevelopment of Avalon at Prudential Center in Boston, MA during the second quarter of 2010 for an estimated total capitalized cost of $28.4 million, excluding costs incurred prior to the redevelopment. The redevelopment is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations, including occupancy, or the expected future level of rental revenue. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

Development Rights

At March 31, 2011, we had $193,593,000 in acquisition and related capitalized costs for land parcels we own, and $85,382,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 34 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2011, includes $154,375,000 in original land acquisition costs. We also have $50,527,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q. The original land acquisition cost per home, including our obligation under the Commitment, ranged from $9,000 per home in Connecticut to $150,000 per home in New York City. In addition, the land for a Development Right that we control under a 99-year land lease agreement is subject to future minimum rental amounts of $6,600,000 per year. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,424 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 24 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the remaining 10 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

Market	Number of rights	Estimated number of homes	Total capitalized cost ($ millions) (1)
Boston, MA	5	1,289	$423
Fairfield-New Haven, CT	4	781	154
New York, NY	3	1,720	754
New Jersey	10	2,444	489
Long Island, NY	2	507	143
Washington, DC Metro	4	1,247	312
Seattle, WA	2	578	150
Oakland-East Bay, CA	2	505	143
San Francisco, CA	1	174	75
Orange County, CA	1	179	49

Total	34	9,424	$2,692

(1)

Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $99,005,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.

i) The land that we originally acquired for future development has an original cost of $129,376,000, and a current carrying value of $76,985,000, and is comprised of seven parcels originally intended for the development of approximately 2,600 apartment homes. The current carrying value of these land parcels reflects impairment charges of $52,391,000 incurred in prior periods.

ii) The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $22,020,000, which reflects impairment charges of $12,166,000 incurred in prior periods.

We believe that the current carrying value of $99,005,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

There have been no material changes to our exposures to market risk since December 31, 2010.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls over financial reporting.

None.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its operations.

Item 1a.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the Company issued 7,500 shares of common stock in exchange for 7,500 units of limited partnership held by a limited partner of Avalon Upper Falls, LLC. The shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company is relying on the exemption based on factual representations received from the limited partner who received these shares.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 – January 31, 2011	125	$112.55	—	$200,000
February 1– February 28, 2011	3,253	$117.14	—	$200,000
March 1- March 31, 2011	34,971	$117.10	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.
(2)

As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.		Description

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on March 1, 2010.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to consolidated financial statements.*

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

AVALONBAY COMMUNITIES, INC.

Date: May 6, 2011	/s/ Bryce Blair
Bryce Blair Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2011	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)