Form 10-Q
period 2011-09-30
AVALONBAY COMMUNITIES INC
filed 2011-11-07
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

95,081,836 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2011

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the three and nine months ended September 30, 2011 and 2010	2

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	3-5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1a.	Risk Factors	46-47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	(Removed and Reserved)	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

Signatures

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	9-30-11	12-31-10
	(unaudited)
ASSETS
Real estate:
Land	$1,353,869	$1,344,946
Buildings and improvements	6,759,026	6,537,187
Furniture, fixtures and equipment	223,494	202,441

	8,336,389	8,084,574
Less accumulated depreciation	(1,825,094)	(1,682,845)

Net operating real estate	6,511,295	6,401,729
Construction in progress, including land	483,007	309,704
Land held for development	263,155	184,150
Operating real estate assets held for sale, net	58,326	60,062

Total real estate, net	7,315,783	6,955,645

Cash and cash equivalents	690,049	305,644
Cash in escrow	68,978	173,343
Resident security deposits	23,779	22,047
Investments in unconsolidated real estate entities	131,314	121,537
Deferred financing costs, net	35,633	33,284
Deferred development costs	72,479	77,253
Prepaid expenses and other assets	150,642	132,735

Total assets	$8,488,657	$7,821,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured notes, net	$1,629,234	$1,820,141
Variable rate unsecured credit facility	—	—
Mortgage notes payable	2,155,859	2,247,516
Dividends payable	84,815	76,676
Payables for construction	36,204	34,433
Accrued expenses and other liabilities	235,293	131,758
Accrued interest payable	23,600	32,248
Resident security deposits	37,550	33,785
Liabilities related to real estate assets held for sale	122,996	115,078

Total liabilities	4,325,551	4,491,635

Redeemable noncontrolling interests	6,844	14,262

Stockholders’ equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2011 and December 31, 2010; zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2011 and December 31, 2010; 95,015,548 and 85,899,080 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	950	859
Additional paid-in capital	4,638,386	3,593,677
Accumulated earnings less dividends	(409,477)	(282,743)
Accumulated other comprehensive loss	(80,866)	(1,175)

Total stockholders’ equity	4,148,993	3,310,618

Noncontrolling interest	7,269	4,973

Total equity	4,156,262	3,315,591

Total liabilities and stockholders’ equity	$8,488,657	$7,821,488

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10
Revenue:
Rental and other income	$248,644	$223,758	$720,535	$652,000
Management, development and other fees	2,433	1,800	7,085	5,334

Total revenue	251,077	225,558	727,620	657,334

Expenses:
Operating expenses, excluding property taxes	70,017	66,569	200,401	190,872
Property taxes	24,535	23,225	73,238	69,191
Interest expense, net	43,970	44,262	134,096	128,260
Depreciation expense	62,262	57,926	185,071	169,819
General and administrative expense	6,087	7,039	21,524	19,975
Impairment loss	14,052	—	14,052	—

Total expenses	220,923	199,021	628,382	578,117

Equity in income (loss) of unconsolidated entities	2,615	(325)	3,513	364
Gain on sale of land	13,716	—	13,716	—

Income from continuing operations	46,485	26,212	116,467	79,581

Discontinued operations:
Loss from discontinued operations	(1,808)	(2,232)	(5,737)	(4,387)
Gain on sale of real estate assets	—	—	7,675	72,220

Total discontinued operations	(1,808)	(2,232)	1,938	67,833

Net income	44,677	23,980	118,405	147,414

Net loss attributable to noncontrolling interests	147	674	132	890

Net income attributable to common stockholders	$44,824	$24,654	$118,537	$148,304

Other comprehensive income:
Unrealized loss on cash flow hedges	(60,270)	(314)	(79,691)	(448)

Comprehensive income (loss)	$(15,446)	$24,340	$38,846	$147,856

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$0.51	$0.32	$1.32	$0.96
Discontinued operations attributable to common stockholders	(0.02)	(0.03)	0.02	0.81

Net income attributable to common stockholders	$0.49	$0.29	$1.34	$1.77

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$0.51	$0.32	$1.31	$0.95
Discontinued operations attributable to common stockholders	(0.02)	(0.03)	0.02	0.81

Net income attributable to common stockholders	$0.49	$0.29	$1.33	$1.76

Dividends per common share:	$0.8925	$0.8925	$2.6775	$2.6775

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the nine months ended
	9-30-11	9-30-10

Net income	$118,405	$147,414
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	185,071	169,819
Depreciation expense from discontinued operations	1,884	2,508
Amortization of deferred financing costs and debt premium/discount	4,888	5,944
Amortization of stock-based compensation	5,390	4,536
Equity in (income) loss of unconsolidated entities and noncontrolling interests, net of eliminations	(1,177)	852
Impairment loss	14,052	—
Gain on sale of real estate assets	(21,391)	(72,220)
Expensed acquisition costs	1,010	—
Increase in cash in operating escrows	(2,553)	(294)
Increase in resident security deposits, prepaid expenses and other assets	(17,683)	(25,221)
Increase in accrued expenses, other liabilities and accrued interest payable	7,116	1,041

Net cash provided by operating activities	295,012	234,379

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(456,965)	(330,251)
Acquisition of real estate assets	(46,275)	—
Capital expenditures - existing real estate assets	(14,838)	(9,683)
Capital expenditures - non-real estate assets	(7,911)	(517)
Proceeds from exchange/sale of real estate, net of selling costs	55,479	186,058
Increase (decrease) in payables for construction	1,770	(11,917)
Decrease in cash in construction escrows	13,421	32,940
Acquisition of mortgage note	—	(24,000)
Increase in investments in unconsolidated real estate entities	(14,163)	(20,977)

Net cash used in investing activities	(469,482)	(178,347)

Cash flows from financing activities:
Issuance of common stock	1,037,630	322,257
Dividends paid	(233,427)	(222,081)
Repayments of mortgage notes payable	(42,648)	(29,433)
Repayment of unsecured notes	(189,900)	—
Payment of deferred financing costs	(5,996)	(3,149)
Acquisition of joint venture partner equity interest	(6,570)	—
Distributions to DownREIT partnership unitholders	(20)	(42)
Distributions to joint venture and profit-sharing partners	(194)	(164)

Net cash provided by financing activities	558,875	67,388

Net (decrease) increase in cash and cash equivalents	384,405	123,420

Cash and cash equivalents, beginning of period	305,644	105,691

Cash and cash equivalents, end of period	$690,049	$229,111

Cash paid during the period for interest, net of amount capitalized	$129,005	$125,190

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the nine months ended September 30, 2011:

•

As described in Note 4, “Stockholders’ Equity,” 499,461 shares of common stock valued at $63,147,000 were issued in connection with stock grants primarily associated with the Company’s 2008 deferred stock performance plan, as discussed in Note 9, “Stock Based Compensation Plans”; 2,548 shares valued at $310,000 were issued through the Company’s dividend reinvestment plan; 129,176 shares valued at $14,825,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 505 shares valued at $16,000 were forfeited. In addition, the Company granted 144,827 options for common stock at a value of $4,258,000.

•

7,500 units of limited partnership, valued at $365,000, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•

The Company recorded an increase to accrued expenses and other liabilities and a corresponding decrease to other comprehensive income of $79,691,000; and recorded a decrease to prepaid expenses and other assets of $1,324,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities”).

•	Common dividends declared but not paid totaled $84,815,000.

•

The Company recorded an increase of $2,306,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value”.

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

•

The Company entered into a ground lease that is considered a capital lease associated with a development community, recording a capital lease obligation of $14,500,000 in accrued expenses and other liabilities with a corresponding offset to construction in progress including land.

•	The Company recorded an increase in noncontrolling interest of $3,350,000 associated with the consolidation of a development joint venture.

During the nine months ended September 30, 2010:

•

102,984 shares of common stock valued at $7,777,000 were issued in connection with stock grants; 4,716 shares valued at $419,000 were issued through the Company’s dividend reinvestment plan; 46,852 shares valued at $3,990,000 were withheld to satisfy employees’ tax withholding and other liabilities; 1,300 shares valued at $39,000 were forfeited; and 61,055 shares valued at $3,322,000 were issued to members of the board of directors in fulfillment of deferred stock awards for a net value of $7,489,000. In addition, the Company granted 126,484 options for common stock at a value of $2,460,000.

•

25 units of limited partnership, valued at $3,000, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s stock.

•

The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $448,000 and recorded an increase to prepaid expenses and other assets of $2,181,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

•	Common dividends declared but not paid totaled $76,127,000.

•

The Company recorded an increase of $5,305,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•	The Company recognized $4,812,000 in noncontrolling interest in conjunction with the consolidation of a Fund I subsidiary.

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

At September 30, 2011, the Company owned or held a direct or indirect ownership interest in 184 operating apartment communities containing 53,826 apartment homes in ten states and the District of Columbia, of which eight communities containing 2,377 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 15 communities under construction that are expected to contain an aggregate of 3,600 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 29 communities that, if developed as expected, will contain an estimated 8,679 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10
Basic and diluted shares outstanding

Weighted average common shares - basic	91,388,357	84,968,804	88,312,930	83,385,833

Weighted average DownREIT units outstanding	7,707	15,346	8,559	15,349

Effect of dilutive securities	944,304	784,546	878,009	728,712

Weighted average common shares - diluted	92,340,368	85,768,696	89,199,498	84,129,894

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$44,824	$24,654	$118,537	$148,304

Net income allocated to unvested restricted shares	(206)	(68)	(406)	(429)

Net income attributable to common stockholders, adjusted	$44,618	$24,586	$118,131	$147,875

Weighted average common shares - basic	91,388,357	84,968,804	88,312,930	83,385,833

Earnings per common share - basic	$0.49	$0.29	$1.34	$1.77

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$44,824	$24,654	$118,537	$148,304
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	7	14	20	41

Adjusted net income attributable to common stockholders	$44,831	$24,668	$118,557	$148,345

Weighted average common shares - diluted	92,340,368	85,768,696	89,199,498	84,129,894

Earnings per common share - diluted	$0.49	$0.29	$1.33	$1.76

Certain options to purchase shares of common stock in the amounts of 320,698 and 1,039,724 were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at September 30, 2011 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 0.9%. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2011 or 2010.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company performs a quarterly qualitative analysis to determine if there are changes in circumstances that suggest the carrying value of a long-lived asset or investment in an unconsolidated joint venture may not be recoverable. If an indication of impairment exists for long-lived assets, the Company then determines if its net book value is not considered recoverable based upon an analysis of its estimated undiscounted future cash flows, and if so, the Company will recognize an impairment loss to write the carrying basis in those assets down to their estimated fair value. In the case of its investments in unconsolidated joint ventures, the Company will recognize an impairment loss if the fair value is less than book value and when the decline in value is considered other than temporary.

In the third quarter of 2011, the Company concluded that the carrying basis of two land parcels being held for investment were not fully recoverable. In addition, the Company determined that its investment in an unconsolidated development joint venture was not recoverable and that the impairment was other than temporary. As a result, the Company recognized an aggregate charge of $14,052,000 for the impairment of these land parcels and the investment in the unconsolidated joint venture. The Company had previously recognized an impairment loss of $9,952,000 associated with the land parcels in 2008 when the Company determined that it no longer intended to pursue development of the assets. At that time, the Company had the intent and ability to hold the assets for the foreseeable future. In the third quarter of 2011, the Company decided it would pursue the sale of these land parcels.

The Company’s change in intent to pursue disposition of these assets rather than holding for investment triggered the determination that a further impairment of the basis for the land parcels existed. The Company also concluded that because the market for for-sale housing development has not improved as expected, its investment in the development joint venture was impaired, and that impairment was other than temporary. The joint venture currently holds undeveloped land and has an outstanding construction loan for $1,860,000. The Company valued its investment in the joint venture as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated. Given the current zoning for residential development and the Company’s knowledge of multifamily residential development, the fair value of the land parcel was determined using an internal discounted cash flow model. The Company valued the two impaired undeveloped land parcels using third party pricing. The third party pricing incorporated significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets for which the disposition did not occur, in the amounts of $581,000 and $737,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,627,000 and $1,685,000 for the nine months ended September 30, 2011 and 2010, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Legal and Other Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related. During the nine months ended September 30, 2010, the Company recognized receipt of settlement proceeds of $3,300,000 related to environmental contamination matters pursued by the Company. The Company reported $1,200,000 of these recoveries as a reduction in the legal and professional fees related to costs incurred in pursuit of the matters during 2010 and years prior as a component of general and administrative expense, with the remainder of the recovery reported as a reduction in the associated capitalized basis of the related communities. The Company did not have any material recoveries from legal matters in 2011.

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

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $8,946,000 and $7,774,000 for the three months ended September 30, 2011 and 2010, respectively, and $22,962,000 and $27,265,000 for the nine months ended September 30, 2011 and 2010, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, New Credit Facility and Cancelled Credit Facility, as of September 30, 2011 and December 31, 2010, are summarized below (dollars in thousands). The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2011 and December 31, 2010, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	9-30-11	12-31-10

Fixed rate unsecured notes (1)	$1,556,001	$1,595,901
Variable rate unsecured notes (1)	75,000	225,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,681,348	1,651,135
Variable rate mortgage notes payable - conventional and tax-exempt	473,481	596,381

Total notes payable and unsecured notes	3,785,830	4,068,417

New/Cancelled Credit Facility	—	—

Total mortgage notes payable, unsecured notes and New/Cancelled Credit Facility	$3,785,830	$4,068,417

(1)	Balances at September 30, 2011 and December 31, 2010 exclude $1,952 and $2,269, respectively, of debt discount, and $185 and $1,509, respectively, for basis adjustments, as reflected in unsecured notes on the Company’s Condensed Consolidated Balance Sheets.
(2)	Balance at September 30, 2011 excludes $ 1,030 of debt premium as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheet.

The following debt activity occurred during the nine months ended September 30, 2011:

•	In March 2011, the Company repaid a variable rate secured mortgage note in the amount of $28,785,000 in accordance with its scheduled maturity date.

•	As part of an asset exchange in April 2011, the Company assumed a $55,400,000 fixed-rate mortgage loan with a 5.24% interest rate, and relinquished a $55,800,000 mortgage loan with a 5.86% fixed-rate.

•	In conjunction with the acquisition of Fairfax Towers in April 2011, the Company assumed a $44,044,000 principal balance, 4.75% fixed-rate mortgage loan that matures in August 2015.

•	In April 2011, the Company repaid $93,440,000 in variable rate tax-exempt borrowings related to a Development Right. The bonds were repaid using the original issue proceeds, which were held in escrow.

•	In August 2011, the Company repaid a 7.25% fixed rate secured mortgage note in the amount of $7,191,000 in advance of its October 2011 scheduled maturity date at par.

•	In September 2011, the Company repaid $189,900,000 principal amount of its unsecured notes in accordance with their scheduled maturity. The notes had an all-in interest rate of 6.67%.

In September 2011, the Company entered into a new variable rate unsecured credit facility (the “New Credit Facility”) with an available borrowing capacity of $750,000,000 and a 4-year term, plus a one year extension option. We may elect to expand the facility to $1,300,000,000, provided that one or more banks (whether or not part of the current syndicate of banks) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit the increase, which will only be effective to the extent banks from the syndicate or otherwise choose to commit to lend additional funds. The New Credit Facility was entered into with a syndicate of commercial banks to whom the Company pays an annual facility fee of approximately $1,313,000 and bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.075% per annum (1.31% at September 30, 2011). The stated spread over LIBOR can vary from LIBOR plus 1.00% to LIBOR plus 1.85% based on the Company’s credit ratings. In addition, the New Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the New Credit Facility for up to $487,500,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any borrowings outstanding under the New Credit Facility and had $52,945,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2011. The New Credit Facility replaced the Company’s prior $1,000,000,000 variable rate unsecured credit facility (the “Cancelled Credit Facility”) which was scheduled to expire in November 2011. At December 31, 2010, there were no amounts outstanding under the Cancelled Credit Facility and $44,105,000 outstanding in letters of credit.

In the aggregate, secured notes payable mature at various dates from May 2012 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,713,916,000 as of September 30, 2011).

As of September 30, 2011, the Company has guaranteed approximately $273,128,000 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% both at September 30, 2011 and at December 31, 2010. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its New Credit Facility, including the effect of certain financing related fees, was 2.4% at September 30, 2011 and the weighted average interest rate mortgage of the Company’s variable rate mortgage notes payable and its Cancelled Credit Facility was 2.2% at December 31, 2010.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2011 are as follows (dollars in thousands):

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2011	$3,885	$—	$—	—

2012	15,508	14,661	104,400	5.500%
			201,601	6.125%
			75,000	4.323	%(2)

2013	15,134	318,045	100,000	4.950%

2014	16,031	33,100	150,000	5.375%

2015	13,867	405,613	—	—

2016	14,690	—	250,000	5.750%

2017	15,568	18,300	250,000	5.700%

2018	16,498	—	—	—

2019	2,588	651,973	—	—

2020	2,761	—	250,000	6.100%

Thereafter	357,975	238,635	250,000	3.950%

	$474,502	$1,680,327	$1,631,001

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.
(2)	The weighted average interest rate for the swapped unsecured notes as of September 30, 2011.

The Company was in compliance at September 30, 2011 with certain customary financial and other covenants under the New Credit Facility and the Company’s unsecured notes.

4. Stockholders’ Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2011 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity	Noncontrolling interests	Total equity

Balance at December 31, 2010	$859	$3,593,677	$(282,743)	$(1,175)	$3,310,618	$4,973	$3,315,591

Net income attributable to common stockholders	—	—	118,537	—	118,537	—	118,537
Unrealized loss on cash flow hedges	—	—	—	(79,691)	(79,691)	—	(79,691)
Change in redemption value of redeemable noncontrolling interest	—	—	(2,306)	—	(2,306)	—	(2,306)
Noncontrolling interests	—	—	—	—	—	2,296	2,296
Dividends declared to common stockholders	—	—	(241,876)	—	(241,876)	—	(241,876)
Issuance of common stock, net of withholdings	91	1,024,097	(1,089)	—	1,023,099	—	1,023,099
Amortization of deferred compensation	—	20,612	—	—	20,612	—	20,612

Balance at September 30, 2011	$950	$4,638,386	$(409,477)	$(80,866)	$4,148,993	$7,269	$4,156,262

During the nine months ended September 30, 2011, the Company:

(i)	issued 7,922,933 shares of common stock through public offerings;

(ii)	issued 813,707 shares of common stock in connection with stock options exercised;

(iii)	issued 2,548 common shares through the Company’s dividend reinvestment plan;

(iv)	issued 499,461 common shares in connection with stock grants;

(v)	issued 7,500 common shares for Down REIT OP units conversion;

(vi)	withheld 129,176 common shares to satisfy employees’ tax withholding and other liabilities; and

(vii)	redeemed 505 shares of restricted common stock upon forfeiture.

In addition, the Company granted 144,827 options for common stock to employees. Any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2011 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2011, and will not be reflected until earned as compensation cost.

In August 2011, the Company issued 5,865,000 shares of its common stock at a net price of $128.25 per share. Net proceeds after underwriting discounts of approximately $725,850,000 are expected to be used for working capital, capital expenditures and other general corporate purposes, which may include development, redevelopment and acquisitions of operating communities and refinancing of debt.

In November 2010, the Company commenced a second continuous equity program (“CEP II”), under which the Company may sell up to $500,000,000 of its common stock from time to time during a 36-month period. During the three months ended September 30, 2011, the Company sold 256,167 shares at an average sales price of $127.90 per share, for net proceeds of $32,271,000. During the nine months ended September 30, 2011, the Company sold 2,057,933 shares at an average sales price of $121.39 per share, for aggregate net proceeds of $246,065,000. From program inception in November 2010 through September 30, 2011, the Company sold 2,490,765 shares at an average sales price of $119.84 per share for aggregate net proceeds of $294,000,000.

5. Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. In April 2011, the Company entered into $430,000,000 of forward starting interest rate swaps where the Company has agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date. These swaps were transacted to reduce the Company’s exposure to fluctuations in interest rates on future debt issuances, and are not expected to impact the Company’s 2011 Net Income.

The following table summarizes the consolidated Hedging Derivatives at September 30, 2011, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non- designated Hedges	Cash Flow Hedges	Cash Flow Hedges	Fair Value Hedges
	Interest Rate Caps	Interest Rate Caps	Interest Rate Swaps (2)	Interest Rate Swaps

Notional balance	$75,847	$195,498	$430,000	$75,000
Weighted average interest rate (1)	1.1%	2.3%	4.5%	4.3%
Weighted average capped interest rate	7.1%	5.3%	N/A	N/A
Earliest maturity date	Aug-12	Jun-12	Sep-12	Jan-12
Latest maturity date	Mar-14	Jun-15	May-13	Jan-12
Estimated fair value, asset/(liability)	$3	$147	$(79,293)	$185

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.
(2)	The fair value of these hedging derivatives at maturity is expected to be recognized over the term of the forecasted hedged transaction.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had seven derivatives designated as cash flow hedges, two derivatives designated as fair value hedges and four derivatives not designated as hedges at September 30, 2011. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the nine months ended September 30, 2011, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded decreases in other comprehensive income of $79,691,000 and $448,000 during the nine months ended September 30, 2011 and 2010, respectively. The amount reclassified into earnings for the nine months ended September 30, 2011, as well as the estimated amount included in accumulated other comprehensive income as of September 30, 2011, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges, the Company has recorded a decrease in the fair value of $1,324,000 and an increase of $2,181,000 for the nine months ended September 30, 2011 and 2010, respectively. The derivatives fair value is reported as a component of prepaid expenses and other assets, with the associated gain or loss as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2011.

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

Also in April 2011, the Company acquired Fairfax Towers, located in Falls Church, Virginia. Fairfax Towers contains 415 apartment homes and was acquired for a purchase price of $89,200,000. In conjunction with this acquisition, the Company assumed the existing 4.75% fixed-rate mortgage loan with an outstanding principal amount of $44,044,000 which matures in August 2015.

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

Transaction costs for the asset exchange and acquisition of Fairfax Towers were $1,010,000. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income.

Investment in unconsolidated entities

As of September 30, 2011, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 50%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, except as otherwise noted below. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended September 30, 2011, AvalonBay Value Added Fund I, LP (“Fund I”) sold Avalon Redondo Beach, located in Redondo Beach, CA. The community contains 105 apartment homes and was sold for $33,100,000. This disposition resulted in a gain in accordance with GAAP of approximately $12,445,000, of which $1,743,000 represents the portion attributable to the Company.

In July 2011, AvalonBay Value Added Fund II, LP (“Fund II”) acquired Captain Parker Arms, a garden-style community consisting of 94 apartment homes located in Lexington, MA. The community was acquired for a purchase price of $20,850,000.

In addition, as discussed in Note 1 “Organization, Basis of Presentation and Significant Accounting Policies”, the Company recorded an impairment loss related to its investment in an unconsolidated development joint venture, see footnote 8 in the following table.

There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the three months ended September 30, 2011.

Detail of the real estate and associated funding underlying the Company’s unconsolidated investments is presented in the following table (unaudited, dollars in thousands):

		Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Debt
Unconsolidated Real Estate Investments					Amount (2)	Type	Interest Rate (3)	Maturity Date

Fund I
1.	Avalon Lakeside - Chicago, IL		204	$18,581	$12,056	Fixed	5.74%	Mar 2012
2.	Avalon Columbia - Baltimore, MD		170	29,410	22,275	Fixed	5.48%	Apr 2013
3.	Avalon Sunset - Los Angeles, CA		82	20,903	12,750	Fixed	5.41%	Mar 2014
4.	Avalon at Poplar Creek - Chicago, IL		196	28,132	16,500	Fixed	4.83%	Oct 2013
5.	Avalon at Civic Center - Norwalk, CA		192	42,756	27,001	Fixed	5.38%	Aug 2013
6.	Avalon Paseo Place - Fremont, CA		134	25,081	11,800	Fixed	5.74%	Nov 2014
7.	Avalon at Yerba Buena - San Francisco, CA		160	66,811	41,500	Fixed	5.88%	Mar 2014
8.	Avalon at Aberdeen Station - Aberdeen, NJ		290	58,614	39,842	Fixed	5.64%	Sep 2013
9.	The Springs - Corona, CA (4)		320	29,926	23,653	Fixed	6.06%	Oct 2014
10.	Avalon Lombard - Lombard, IL		256	35,323	17,243	Fixed	5.43%	Jan 2014
11.	Avalon Cedar Place - Columbia, MD		156	24,505	12,000	Fixed	5.68%	Feb 2015
12.	Avalon Centerpoint - Baltimore, MD (5)		392	80,257	45,000	Fixed	5.74%	Dec 2014
13.	Middlesex Crossing - Billerica, MA		252	38,406	24,100	Fixed	5.49%	Dec 2014
14.	Avalon Crystal Hill - Ponoma, NY		168	38,645	24,500	Fixed	5.43%	Dec 2014
15.	Avalon Skyway - San Jose, CA		348	78,250	37,500	Fixed	6.11%	Mar 2014
16.	Avalon Rutherford Station - East Rutherford, NJ		108	36,821	19,544	Fixed	6.13%	Sep 2016
17.	South Hills Apartments - West Covina, CA		85	24,756	11,761	Fixed	5.92%	Oct 2014
18.	Weymouth Place - Weymouth, MA		211	25,298	13,455	Fixed	5.12%	Mar 2015

	Total Fund I	15.2%	3,724	$702,475	$412,480		5.7%

Fund II
1.	Avalon Bellevue Park - Bellevue, WA		220	$33,993	$21,515	Fixed	5.52%	Jun 2019
2.	Avalon Fair Oaks - Fairfax, VA		491	72,164	42,600	Fixed	5.26%	May 2017
3.	Avalon Rothbury - Gaithersburg, MD		203	31,481	18,750	Variable	2.78%	Jun 2017
4.	The Apartments at Briarwood - Owings Mills, MD		348	45,413	26,850	Fixed	3.64%	Nov 2017
5.	Grove Park Apartments - Gaithersburg, MD		684	102,028	63,200	Fixed	5.42%	Jan 2018
6.	Creekside Meadows - Tustin, CA		628	100,462	59,100	Fixed	3.81%	Oct 2017
7.	Canyonwoods - Lake Forest, CA		140	25,459	—	N/A	N/A	N/A
8.	Fox Run Apartments - Plainsboro, NJ (6)		776	87,288	54,296	Fixed	4.56%	Nov 2014
9.	Waterstone Carlsbad - Carlsbad, CA		448	78,661	46,141	Fixed	4.68%	Feb 2018
10	Yale Village - Rockville, MD		210	49,529	32,131	Fixed	4.26%	Aug 2019
11	Captain Parker Arms - Lexington, MA		94	20,852	13,500	Fixed	3.90%	Sept 2019

	Total Fund II	31.3%	4,242	$647,330	$378,083		4.5%

Other Operating Joint Ventures
1.	Avalon Chrystie Place I - New York, NY (7)	20.0%	361	$136,572	$117,000	Variable	0.88%	Nov 2036
2.	Avalon at Mission Bay North II - San Francisco, CA (7)	25.0%	313	124,060	105,000	Fixed	6.02%	Dec 2015
3.	Avalon Del Rey - Los Angeles, CA	30.0%	309	70,080	44,464	Variable	3.53%	Apr 2016

Other Development Joint Ventures
1.	Aria at Hathorne - Danvers, MA (8)	50.0%	64	N/A	1,860	Variable	7.98%	Jun 2010

	Total Other Joint Ventures		1,047	$330,712	$268,324		3.4%

	Total Unconsolidated Investments		9,013	$1,680,517	$1,058,887		4.7%

(1)	Represents total capitalized cost as of September 30, 2011.
(2)	The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.
(3)	Represents weighted average rate on outstanding debt as of September 30, 2011.
(4)	Beginning in the third quarter of 2010, the Company consolidated the net assets and results of operations of The Springs.
(5)	Borrowing on this community is comprised of three mortgage loans.
(6)	Borrowing on this community is comprised of two mortgage loans.
(7)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.
(8)	As of September 30, 2011, the amounts under this borrowing have not been repaid and the lender has declared an event of default with respect to the note and required the venture to pay a default rate of interest, which is not material to the Company. Although the Company has not guaranteed the debt of Aria at Hathorne nor does it have any obligation to fund the debt should the venture be unable to do so, the Company has the right to cure any event of default by the venture. The Company determined that the value of its investment was impaired and this impairment was other than temporary, recognizing a charge in the third quarter of 2011.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (dollars in thousands):

	9-30-11	12-31-10
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,493,832	$1,393,274
Other assets	82,916	67,278

Total assets	$1,576,748	$1,460,552

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$(1,035,234)	$(965,931)
Other liabilities	(30,390)	(24,835)
Partners’ capital	(511,124)	(469,786)

Total liabilities and partners’ capital	$(1,576,748)	$(1,460,552)

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Rental and other income	$40,953	$28,236	$117,407	$81,066
Operating and other expenses	(18,829)	(15,488)	(53,474)	(40,290)
Gain on sale of communities	12,445	—	12,445	—
Interest expense, net	(12,818)	(9,958)	(37,596)	(28,548)
Depreciation expense	(12,363)	(9,242)	(35,702)	(26,494)

Net income (loss)	$9,388	$(6,452)	$3,080	$(14,266)

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $9,427,000 at September 30, 2011 and $9,566,000 at December 31, 2010 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures. These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $7,095,000 for Fund II as of September 30, 2011). As of September 30, 2011, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario. The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of September 30, 2011, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of September 30, 2011.

7. Real Estate Disposition Activities

During the third quarter of 2011, the Company sold three unimproved land parcels in Canoga Park, CA, Kirkland, WA and Danvers, MA. The Company sold these land parcels for $34,475,000, resulting in an aggregate gain in accordance with GAAP of $13,716,000. The Company recorded aggregate impairment charges of approximately $20,200,000 related to two of these assets in prior years when it determined that it would no longer develop the assets.

As of September 30, 2011, the Company had one community that qualified as discontinued operations and held for sale.

The operations for any real estate assets sold from January 1, 2010 through September 30, 2011 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income (loss) from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Rental income	$2,111	$2,152	$6,235	$10,182
Operating and other expenses	(3,445)	(3,557)	(10,088)	(12,061)
Depreciation expense	(474)	(827)	(1,884)	(2,508)

Income (loss) from discontinued operations	$(1,808)	$(2,232)	$(5,737)	$(4,387)

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10

Net income	$44,677	$23,980	$118,405	$147,414
Indirect operating expenses, net of corporate income	7,734	7,189	22,463	22,269
Investments and investment management expense	1,328	1,026	3,860	3,111
Expensed acquisition, development and other pursuit costs	633	737	2,636	1,685
Interest expense, net	43,970	44,262	134,096	128,260
General and administrative expense	6,087	7,039	21,524	19,975
Equity in (income) loss of unconsolidated entities	(2,615)	325	(3,513)	(364)
Depreciation expense	62,262	57,926	185,071	169,819
Impairment loss	14,052	—	14,052	—
Gain on sale of real estate assets	(13,716)	—	(21,391)	(72,220)
(Income) loss from discontinued operations	1,808	2,232	5,737	4,387

Net operating income	$166,220	$144,716	$482,940	$424,336

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2011 and 2010 have been adjusted for the real estate assets that were sold from January 1, 2010 through September 30, 2011, or otherwise qualify as discontinued operations as of September 30, 2011, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended			For the nine months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended September 30, 2011

Established
New England	$43,277	$27,560	8.6%	$126,387	$80,048	8.6%	$1,300,019
Metro NY/NJ	49,721	33,707	10.0%	145,912	98,420	7.3%	1,532,296
Mid-Atlantic/Midwest	31,420	22,055	6.1%	92,519	66,102	6.8%	726,938
Pacific Northwest	9,560	6,120	7.1%	28,035	18,609	4.7%	362,806
Northern California	26,132	18,399	11.1%	76,178	53,967	9.3%	930,859
Southern California	19,035	12,699	13.1%	55,997	37,047	7.8%	695,828

Total Established	179,145	120,540	9.3%	525,028	354,193	7.7%	5,548,746

Other Stabilized	35,751	23,309	N/A	101,799	65,604	N/A	1,566,557
Development / Redevelopment	33,748	22,371	N/A	93,708	63,143	N/A	1,627,772
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	263,155
Non-allocated (2)	2,433	N/A	N/A	7,085	N/A	N/A	76,321

Total	$251,077	$166,220	14.9%	$727,620	$482,940	13.8%	$9,082,551

For the period ended September 30, 2010

Established
New England	$36,291	$22,562	(0.1)%	$107,138	$66,505	(2.3)%	$1,099,428
Metro NY/NJ	45,945	29,944	(2.2)%	135,622	90,041	(3.4)%	1,391,159
Mid-Atlantic/Midwest	28,358	19,721	1.9%	83,664	58,666	(1.0)%	668,997
Pacific Northwest	6,593	4,035	(14.7)%	19,824	12,710	(14.6)%	239,936
Northern California	29,754	20,248	(1.4)%	88,707	60,651	(8.0)%	1,113,445
Southern California	14,683	9,328	(2.8)%	44,142	28,466	(6.9)%	468,666

Total Established	161,624	105,838	(1.5)%	479,097	317,039	(4.4)%	4,981,631

Other Stabilized	31,782	19,411	N/A	90,442	54,405	N/A	1,578,660
Development / Redevelopment	30,352	19,467	N/A	82,461	52,892	N/A	1,604,250
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	228,496
Non-allocated (2)	1,800	N/A	N/A	5,334	N/A	N/A	74,538

Total	$225,558	$144,716	4.6%	$657,334	$424,336	2.4%	$8,467,575

(1)	Does not include gross real estate assets held for sale of $82,931 and $82,743 as of September 30, 2011 and 2010, respectively.
(2)	Revenue represents third party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

9. Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share

Options Outstanding, December 31, 2010	126,484	$74.20	2,072,217	$88.50
Exercised	(18,487)	74.20	(795,220)	82.86
Granted	144,827	115.83	—	—
Forfeited	—	—	(21,653)	43.29

Options Outstanding, September 30, 2011	252,824	$98.05	1,255,344	$92.86

Options Exercisable September 30, 2011	26,138	$74.20	1,148,381	$96.98

The weighted average fair value of the options granted under the 2009 Plan during the nine months ended September 30, 2011 is estimated at $29.40 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 4.0% over the expected life of the option, volatility of 35.00%, risk-free interest rate of 3.0% and an expected life of approximately seven years.

At September 30, 2011, the Company had 421,045 outstanding unvested shares granted under restricted stock awards including activity under the 2008 Plan discussed below. Restricted stock vesting during the nine months ended September 30, 2011 totaled 305,526 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share. The total grant date fair value of shares vested was $34,899,000 and $9,467,000 for the nine months ended September 30, 2011 and 2010, respectively.

Total employee stock-based compensation cost recognized in income was $7,614,000 and $7,709,000 for the nine months ended September 30, 2011 and 2010, respectively, and total capitalized stock-based compensation cost was $4,118,000 and $3,857,000 for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was a total of $2,364,000 and $7,736,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.03 years and 2.62 years, respectively.

Deferred Stock Performance Plan

On June 1, 2011, the measurement period for the Company’s 2008 deferred stock performance plan (the “2008 Plan”) ended with the maximum award achieved thereunder. This resulted in the Company issuing 397,370 shares of restricted and unrestricted stock valued at $51,153,000. The total cost recognized in earnings in connection with the 2008 Plan was $801,000 and $1,280,000 for the nine months ended September 30, 2011 and 2010, respectively, and total capitalized stock-based compensation cost was $498,000 and $699,000 for the nine months ended September 30, 2011 and 2010, respectively.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $2,433,000 and $1,800,000 in the three months ended September 30, 2011 and 2010, respectively, and $7,085,000 and $5,334,000 for the nine months ended September 30, 2011 and 2010, respectively. These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $5,260,000 and $4,135,000 as of September 30, 2011 and December 31, 2010, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $195,000 and $569,000 for the three and nine months ended September 30, 2011 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards were $579,000 and $312,000 on September 30, 2011 and December 31, 2010, respectively.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at September 30, 2011 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Redeemable Noncontrolling Interests

•

Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. In March 2011, the Company acquired the noncontrolling interest associated with a consolidated community for $6,570,000 satisfying its obligation under one of the Puts. The remaining Put is payable in cash or, at the Company’s option, common stock of the Company. The Company determines the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The Company applies discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Put is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2010, the Puts’ aggregate fair value was $12,106,000. At September 30, 2011, the aggregate fair value of the remaining outstanding Put was $5,529,000.

•

DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2010, the fair value of the DownREIT units was $1,721,000. At September 30, 2011, the fair value of the DownREIT units was $879,000.

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

The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the New Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $3,785,830,000 had an estimated aggregate fair value of $3,946,337,000 at September 30, 2011. Bond indebtedness, notes payable and outstanding amounts under the Cancelled Credit Facility (as applicable) with an aggregate outstanding par amount of $4,068,417,000 had an estimated aggregate fair value of $4,236,216,000 at December 31, 2010.

12. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the following for disclosure.

In October 2011, the Company repaid $54,584,000 in secured debt with an all-in fixed rate of 6.10%, in advance of its scheduled maturity. As part of this transaction, the Company incurred a prepayment penalty of $1,092,000, which will be recognized in the fourth quarter of 2011 as a loss on early retirement of debt.

Also in October 2011, Fund II acquired Highlands at Rancho San Diego, a garden-style community consisting of 676 apartment homes located in San Diego, CA. The community was acquired for a purchase price of $124,000,000. In conjunction with the acquisition, Fund II is extinguishing an outstanding mortgage note secured by the community, incurring a prepayment penalty. The Company’s proportionate share of the prepayment penalty is approximately $950,000, which will be recognized in the fourth quarter of 2011 as a component of equity in income (loss) of unconsolidated entities.

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

Third Quarter 2011 Highlights

•

Net income attributable to common stockholders for the quarter ended September 30, 2011 was $44,824,000, an increase of $20,170,000 or 81.8% from the prior year period. The increase is attributable primarily to an increase in NOI from both Established and newly stabilized communities.

•

For the quarter ended September 30, 2011, Established Communities NOI increased by $10,230,000 or 9.3% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 5.8% and a decrease in operating expenses of 0.9% as compared to the prior year period.

•	We sold 5,865,000 shares of our common stock at a net price of $128.25 per share before offering costs, in a public offering for net proceeds of approximately $725,850,000.

•	At September 30, 2011, we had approximately $759,027,000 in unrestricted cash and cash in escrow.

Financial Outlook

Our portfolio results for the quarter ended September 30, 2011 reflect both year-over-year revenue growth, as well as continued sequential rental revenue growth. The increase in revenues was driven by our portfolio growth and leasing activity for new development as well as an increase in rental rates for our Established Communities. We expect year-over-year revenue growth to continue for the balance of 2011. We believe that the improvement in fundamentals in the multifamily sector is supported by a combination of a decline in the homeownership rate, disproportionately greater employment growth in the population segments with the highest propensity to rent and limited supply of new multifamily rental product. We expect revenue growth and favorable operating fundamentals will continue to be driven by home ownership trends, demographic trends, as well as the timing and magnitude of employment growth. We believe continued favorable apartment fundamentals, combined with a capital markets environment that provides for cost effective access to capital, supports our expanded investment activity as further discussed below.

During the quarter ended September 30, 2011, we acquired six land parcels for an aggregate purchase price of approximately $65,270,000 for the development of 1,740 apartment homes with an expected total capitalized cost of $374,650,000. We started or anticipate starting construction within the next three to six months on all six of these land parcels. In addition, we started construction of four communities containing 921 apartment homes that we expect to complete for an aggregate total capitalized cost of $210,100,000. At September 30, 2011, 15 communities were under construction with a total projected capitalized cost of approximately $990,300,000. As of September 30, 2011, approximately $465,900,000 of the capital for this development was invested, with $524,361,000 remaining to invest. At September 30, 2011 our combined development under way and in planning currently is $3,552,300,000, providing us the ability to deliver assets into expected favorable market conditions in 2012 and 2013.

During the three months ended September 30, 2011, we started the redevelopment of three communities: Avalon Foster City, located in Foster City, CA, Avalon at Ballston – Washington Towers, located in Arlington, VA, and Avalon Santa Margarita, located in Rancho Santa Margarita, CA. These communities contain 933 apartment homes and will be redeveloped for an estimated total capitalized cost of $28,400,000, excluding costs incurred prior to redevelopment. At September 30, 2011, there were eight communities under redevelopment, with an expected investment of approximately $89,000,000, excluding costs incurred prior to the start of redevelopment, with $47,907,000 remaining to be invested.

We expect to increase our redevelopment activity through the end of 2011 and into 2012, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and to try to position our assets to outperform as the economy fully recovers.

At present, cash on hand and available capital from our New Credit Facility are sufficient to provide the capital necessary to fund our development and redevelopment activities for the balance of 2011. We believe that the strength of our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing), provides adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

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

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and we have made an equity investment of approximately $44,000,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.15% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Fund I has a term that expires in March 2015, plus two one-year extension options. Subsidiaries of Fund I have 20 loans, including one held by us, as discussed elsewhere in this Form 10-Q, secured by individual assets with amounts outstanding in the aggregate of $412,480,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from March 2012 to September 2016. These mortgage loans are secured by the underlying real estate.

During the three months ended September 30, 2011, Fund I sold Avalon Redondo Beach, located in Redondo Beach, CA. This community contains 105 apartment homes and was sold for $33,100,000. This disposition resulted in a gain in accordance with GAAP of $12,445,000. Our share of the gain in accordance with GAAP was approximately $1,743,000.

Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000, representing a 31.25% combined general partner and limited partner equity interest. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II served as the exclusive vehicle, with some exceptions, through which we acquired investment interests in apartment communities until August 2011. We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met.

During the three months ended September 30, 2011, a subsidiary of Fund II acquired Captain Parker Arms, a garden-style community consisting of 94 apartment homes located in Lexington, MA. Captain Parker Arms was acquired for a purchase price of $20,850,000. In October 2011, a subsidiary of Fund II acquired Highlands at Rancho San Diego, consisting of 676 apartment homes located in San Diego, CA for a purchase price of $124,000,000. In conjunction with the acquisition, Fund II is extinguishing an outstanding mortgage note secured by the community, incurring a prepayment penalty, of which our proportionate share is approximately $950,000. While the investment period for Fund II closed in August 2011, we may acquire interests in additional apartment communities through Fund II related to active acquisition candidates identified prior to the close of the investment period.

At September 30, 2011, subsidiaries of Fund II have 11 loans secured by individual assets with amounts outstanding in the aggregate of $378,083,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. These mortgage loans are secured by the underlying real estate.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•

Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the period ended September 30, 2011, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2010, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2011, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	30	7,315
Metro NY/NJ	22	6,981
Mid-Atlantic/Midwest	16	5,950
Pacific Northwest	10	2,533
Northern California	15	4,829
Southern California	15	4,003

Total Established	108	31,611

Other Stabilized Communities:
New England	7	1,608
Metro NY/NJ	11	3,945
Mid-Atlantic/Midwest	14	4,675
Pacific Northwest	3	828
Northern California	13	3,552
Southern California	18	5,258

Total Other Stabilized	66	19,866

Lease-Up Communities	3	273

Redevelopment Communities (1)	7	2,076

Total Current Communities	184	53,826

Development Communities	15	3,600

Development Rights	29	8,679

(1)	The Company commenced the redevelopment of Avalon at Santa Margarita during the third quarter of 2011, however at September 30, 2011, the redevelopment activity is focused on the common area and is not impacting community operations, including occupancy or rental revenue. The community is therefore included in the Established Community portfolio.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2011 and 2010 follows (dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-11	9-30-10	$ Change	% Change	9-30-11	9-30-10	$ Change	% Change
Revenue:
Rental and other income	$248,644	$223,758	$24,886	11.1%	$720,535	$652,000	$68,535	10.5%
Management, development and other fees	2,433	1,800	633	35.2%	7,085	5,334	1,751	32.8%

Total revenue	251,077	225,558	25,519	11.3%	727,620	657,334	70,286	10.7%

Expenses:
Direct property operating expenses, excluding property taxes	57,894	55,835	2,059	3.7%	164,352	158,789	5,563	3.5%
Property taxes	24,535	23,225	1,310	5.6%	73,238	69,191	4,047	5.8%

Total community operating expenses	82,429	79,060	3,369	4.3%	237,590	227,980	9,610	4.2%

Corporate-level property management and other indirect operating expenses	10,162	8,971	1,191	13.3%	29,553	27,287	2,266	8.3%
Investments and investment management expense	1,328	1,026	302	29.4%	3,860	3,111	749	24.1%
Expensed acquisition, development and other pursuit costs	633	737	(104)	(14.1)%	2,636	1,685	951	56.4%
Interest expense, net	43,970	44,262	(292)	(0.7)%	134,096	128,260	5,836	4.6%
Depreciation expense	62,262	57,926	4,336	7.5%	185,071	169,819	15,252	9.0%
General and administrative expense	6,087	7,039	(952)	(13.5)%	21,524	19,975	1,549	7.8%
Impairment loss	14,052	—	14,052	N/A	14,052	—	14,052	N/A
Gain on sale of land	(13,716)	—	(13,716)	N/A	(13,716)	—	(13,716)	N/A

Total other expenses	124,778	119,961	4,817	4.0%	377,076	350,137	26,939	7.7%

Equity in income (loss) of unconsolidated entities	2,615	(325)	2,940	(904.6)%	3,513	364	3,149	865.1%

Income from continuing operations	46,485	26,212	20,273	77.3%	116,467	79,581	36,886	46.4%

Discontinued operations:
Loss from discontinued operations	(1,808)	(2,232)	424	(19.0)%	(5,737)	(4,387)	(1,350)	30.8%
Gain on sale of communities	—	—	—	(100.0)%	7,675	72,220	(64,545)	(89.4)%

Total discontinued operations	(1,808)	(2,232)	424	(19.0)%	1,938	67,833	(65,895)	(97.1)%

Net income	44,677	23,980	20,697	86.3%	118,405	147,414	(29,009)	(19.7)%

Net (income) loss attributable to noncontrolling interests	147	674	(527)	(78.2)%	132	890	(758)	(85.2)%

Net income attributable to common stockholders	$44,824	$24,654	$20,170	81.8%	$118,537	$148,304	$(29,767)	(20.1)%

Net income attributable to common stockholders increased $20,170,000 or 81.8%, to $44,824,000 for the three months ended September 30, 2011 and decreased $29,767,000 or 20.1% to $118,537,000 for the nine months ended September 30, 2011. The increase for the three months ended September 30, 2011 over the prior year period is due to increased NOI from our operating communities. The decrease for the nine months ended September 30, 2011 is due primarily to a decrease in asset sales and associated gains in 2011 as compared to the prior year period, offset partially by an increase in NOI.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or group of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, impairment loss on land holdings, gain on sale of real estate assets and income from discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the three and nine months ended September 30, 2011 and 2010 to net income for each period are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	09-30-11	09-30-10	09-30-11	09-30-10

Net income	$44,677	$23,980	$118,405	$147,414
Indirect operating expenses, net of corporate income	7,734	7,189	22,463	22,269
Investments and investment management expense	1,328	1,026	3,860	3,111
Expensed acquisition, development and other pursuit costs	633	737	2,636	1,685
Interest expense, net	43,970	44,262	134,096	128,260
General and administrative expense	6,087	7,039	21,524	19,975
Equity in (income) loss of unconsolidated entities	(2,615)	325	(3,513)	(364)
Depreciation expense	62,262	57,926	185,071	169,819
Impairment loss	14,052	—	14,052	—
Gain on sale of real estate assets	(13,716)	—	(21,391)	(72,220)
Loss from discontinued operations	1,808	2,232	5,737	4,387

Net operating income	$166,220	$144,716	$482,940	$424,336

The NOI changes for the three and nine months ended September 30, 2011, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	For the three months ended 9-30-11	For the nine months ended 9-30-11

Established Communities	$10,230	$25,349

Other Stabilized Communities	5,128	17,060

Development and Redevelopment Communities	6,146	16,195

Total	$21,504	$58,604

The increases in our Established Communities’ NOI for the three and nine months ended September 30, 2011 are due to a combination of increased rental revenues and decreased operating expenses. For the balance of 2011, we expect rental revenue growth will continue, due to further improvement in rental rates and stable occupancy levels.

Rental and other income increased in the three and nine months ended September 30, 2011 as compared to the prior year period due to additional rental income generated from newly developed and acquired communities and increases in rental rates at our Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 42,502 apartment homes for the nine months ended September 30, 2011 as compared to 40,255 homes for the prior year period. This increase is primarily due to new homes from increased development activity. The weighted average monthly revenue per occupied apartment home increased to $1,895 for the nine months ended September 30, 2011 as compared to $1,811 in the prior year period.

Established Communities – Rental revenue increased $9,797,000, or 5.8%, for the three months ended September 30, 2011 from the prior year period. Rental revenue increased $23,470,000, or 4.7%, for the nine months ended September 30, 2011 from the prior year period. The increases are due to an increase in rental rates of 5.9% and 4.9%, respectively, partially offset by decreases in economic occupancy of 0.1% and 0.2% for the three and nine months ended September 30, 2011, respectively. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We experienced increases in rental revenue from Established Communities in all six of our regions for the nine months ended September 30, 2011. In the discussion below, sequential revenue growth represents growth between the second and third quarter of 2011. Information for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 27.8% of Established Community rental revenue for the nine months ended September 30, 2011, experienced an increase in rental revenue of 4.1% as compared to the prior year period. Average rental rates increased 4.2% to $2,412, offset partially by a decrease in economic occupancy of 0.1% to 96.2% for the nine months ended September 30, 2011. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 2.5% during the third quarter of 2011. Our Metro New York/New Jersey portfolio includes assets located in Central and Northern New Jersey, New York City and its northern suburbs, and Long Island. For the nine months ended September 30, 2011, rental revenue growth was strongest in our Long Island portfolio. For the three months ended September 30, 2011 the New York City portfolio provided the strongest growth in rental revenue for this region.

The New England region accounted for 24.1% of the Established Community rental revenue for the nine months ended September 30, 2011 and experienced a rental revenue increase of 5.2% over the prior year period. Average rental rates increased 5.5% to $1,998, offset partially by a decrease in economic occupancy of 0.3% to 96.1% for the nine months ended September 30, 2011, as compared to the prior year period. Sequential revenue growth over the prior quarter was 2.8% during the three months ended September 30, 2011. Growth in this region is supported by an improving high-tech sector and a relatively large share of stable industry sectors in the region’s employment base. Conditions in Fairfield-New Haven are more dependent on the metro New York economy.

The Mid-Atlantic/Midwest region, which represented 17.6% of Established Community rental revenue for the nine months ended September 30, 2011, experienced an increase in rental revenue of 4.7% over the prior year period. Average rental rates increased by 5.5% to $1,811, while economic occupancy decreased 0.8% to 95.4% for the nine months ended September 30, 2011 as compared to the prior year period. The Mid-Atlantic/Midwest region also experienced sequential quarterly rental revenue growth of 1.7%. The level of permits and construction starts is increasing in the Washington, DC Metro area. While we expect continued strong operating performance near-term, the impact of reduced federal spending combined with an increase in new rental deliveries may slow growth in rental revenue relative to other regions.

Northern California accounted for 14.5% of the Established Community rental revenue for the nine months ended September 30, 2011 and experienced a rental revenue increase of 6.2% over the prior year period. Average rental rates increased 6.1% to $1,823, and economic occupancy increased 0.1% to 96.1 % for the nine months ended September 30, 2011 as compared to the prior year period. The Northern California region generated strong sequential revenue, with rental revenue increasing 3.1% over the second quarter of 2011, driven by increased hiring in the technology sector. We expect continued improvement in the technology sector to support renter demand in the near-term at a faster pace than our other markets, but the impact is expected to be uneven among the Company’s markets in this region.

Southern California accounted for 10.7% of the Established Community rental revenue for the nine months ended September 30, 2011 and experienced a rental revenue increase of 3.4% over the prior year period. Average rental rates increased 2.5% to $1,617, and economic occupancy increased 0.9% to 96.1% for the nine months ended September 30, 2011. We expect this region’s economy will recover in-line with growth in the national economy but at a somewhat faster pace than most of our other regions. The Southern California region showed sequential rental revenue growth of 2.5% over the second quarter of 2011.

The Pacific Northwest region accounted for 5.3% of the Established Community rental revenue for the nine months ended September 30, 2011 and experienced a rental revenue increase of 4.1% over the prior year period. Average rental rates increased 4.8% to $1,295, partially offset by a decrease in economic occupancy of 0.7% to 94.9% for the nine months ended September 30, 2011. The Pacific Northwest showed sequential quarterly growth of 2.3%, led by an improving employment situation, but may moderate as new supply is absorbed in certain submarkets.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10

Rental revenue (GAAP basis)	$179,062	$169,265	$524,731	$501,261

Concessions amortized	257	1,021	1,244	4,703
Concessions granted	(99)	(751)	(416)	(2,461)

Rental revenue adjusted to state concessions on a cash basis	$179,220	$169,535	$525,559	$503,503

Year-over-year % change – GAAP revenue		5.8%		4.7%

Year-over-year % change – cash concession based revenue		5.7%		4.4%

Management development and other fees increased by $663,000 or 35.2% and $1,751,000 or 32.8% for the three and nine months ended September 30, 2011, respectively, due primarily to asset and property management fees from Fund II.

Direct property operating expenses, excluding property taxes increased $2,059,000, or 3.7% for the three months ended September 30, 2011 and $5,563,000, or 3.5% for the nine months ended September 30, 2011, respectively, as compared to the prior year periods, primarily due to the addition of recently developed and acquired apartment homes.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $406,000 or 1.0% and $1,923,000 or 1.6% for the three and nine months ended September 30, 2011, respectively, from the prior year periods. These decreases were driven by a continued reduction in bad debt expense due to the economic improvement and lower utility expenses. These decreases were partially offset by increased payroll and property level performance bonuses.

Property taxes increased $1,310,000, or 5.6% and $4,047,000, or 5.8% for the three and nine months ended September 30, 2011, respectively, over the prior year periods, due to the addition of newly developed, redeveloped and acquired apartment homes. Changes in reported property tax expenses are often impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes decreased by $134,000, or 0.8%, and $87,000, or 0.2%, for the three and nine months ended September 30, 2011, respectively, from the prior year periods due to successful tax appeals from prior tax periods. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $1,191,000, or 13.3% and $2,266,000 or 8.3% for the three and nine months ended September 30, 2011, respectively, from the prior year periods. These increases are due primarily to compensation related costs coupled with corporate leadership events.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, which includes costs associated with closed acquisitions and costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.

Interest expense, net decreased $292,000 or 0.7% and increased $5,836,000 or 4.6% for the three and nine months ended September 30, 2011, respectively, as compared to the prior year periods. This category includes interest costs offset by interest capitalized and interest income. The changes in each period from the prior year period are driven primarily by changes in capitalized interest due to the timing and volume of development and redevelopment activity. The decrease for the three months ended September 30, 2011 from the prior year period is due to an increase in the amount of interest cost allocated to capitalized interest resulting from an increase in our development and redevelopment activity. The increase for the nine months ended September 30, 2011 is due primarily to a decrease in the amount of capitalized interest in 2011 compared to the prior year. The decrease in capitalized interest for the nine months ended September 30, 2011 from the prior year was driven primarily by the lower capitalized basis of communities under construction or being actively pursued for development in year to date 2011 compared to 2010. The year-over-year increase was offset somewhat by an increase in interest income associated with escrow accounts for certain tax exempt secured borrowings.

Depreciation expense increased $4,336,000, or 7.5% and $15,252,000, or 9.0% in the three and nine months ended September 30, 2011, respectively, primarily due to the net increase in real estate assets from the completion of development, redevelopment activities and acquisitions.

General and administrative expense (“G&A”) decreased $952,000, or 13.5% and increased $1,549,000, or 7.8% for the three and nine months ended September 30, 2011, respectively, as compared to the prior year period. The decrease in the three months ended September 30, 2011 is primarily due to decreases in compensation related costs. The increase for the nine months ended September 30, 2011 is due primarily to legal recoveries in 2010 not present in 2011, reduction in severance costs in 2011 as compared to 2010, and increased compensation costs in 2011.

Impairment loss for the three and nine months ended September 30, 2011 is due to the further write down of two land parcels which we do not intend to develop and the other than temporary impairment of an investment in unconsolidated joint venture. We did not recognize an impairment loss in 2010.

Gain on sale of land for the three and nine months ended September 30, 2011 increased over the prior year period due to the absence of land sales in 2010.

Equity in income (loss) of unconsolidated entities increased for the three and nine months ended September 30, 2011 over the prior year period due primarily to the gain on sale from a community sold by Fund I and a decrease in transaction costs incurred by Fund II.

Loss from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2010 through September 30, 2011.

Gain on sale of communities decreased for the nine months ended September 30, 2011 due to a decrease in the volume of real estate disposition activity and associated gains in 2011 as compared to the prior year period. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

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

The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10

Net income attributable to common stockholders	$44,824	$24,654	$118,537	$148,304
Depreciation – real estate assets, including discontinued operations and joint venture adjustments	64,499	59,794	191,933	175,399
Distributions to noncontrolling interests, including discontinued operations	7	14	20	41
Gain on sale of unconsolidated entities holding depreciated real estate assets	(1,743)	—	(1,743)	—
Gain on sale of previously depreciated real estate assets	—	—	(7,675)	(72,220)

FFO attributable to common stockholders	$107,587	$84,462	$301,072	$251,524

Weighted average common shares outstanding – diluted	92,340,368	85,768,696	89,199,498	84,129,894
EPS per common share – diluted	$0.49	$0.29	$1.33	$1.76

FFO per common share – diluted	$1.17	$0.98	$3.38	$2.99

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

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the nine months ended
	9-30-11	9-30-10	9-30-11	9-30-10
Net cash provided by operating activities	$89,133	$62,655	$295,012	$234,379

Net cash provided by (used in) investing activities	$(176,454)	$(144,369)	$(469,482)	$(178,347)

Net cash provided by financing activities	$488,048	$(62,896)	$558,875	$67,388

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity;

•	normal recurring operating expenses; and

•	capital calls for Fund II, as required.

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

For the balance of 2011, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under the New Credit Facility we obtained in September 2011, secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, amounts issued under the CEP II discussed below, as well as from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At September 30, 2011, we have unrestricted cash, cash equivalents and cash in escrow of $759,027,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $690,049,000 at September 30, 2011, an increase of $384,405,000 from $305,644,000 at December 31, 2010. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities increased to $295,012,000 for the nine months ended September 30, 2011 from $234,379,000 for the nine months ended September 30, 2010. The change was driven primarily by increased NOI from our communities and the timing of payments of corporate obligations.

Investing Activities – Net cash used in investing activities of $469,482,000 for the nine months ended September 30, 2011 related to investments in assets primarily through development and redevelopment. During the nine months ended September 30, 2011, we invested $541,645,000 in the development of the following real estate and capital expenditures:

•	we invested approximately $456,965,000 in the development of communities;

•	we invested $46,275,000 in the acquisition of an apartment community;

•	we had capital expenditures of $22,749,000 for real estate and non-real estate assets; and

•	we made capital contributions to Fund II of $15,656,000.

These expenditures were offset by:

•	net proceeds of $22,371,000 from an asset exchange; and

•	proceeds of $33,108,000 from the disposition of three unimproved land parcels.

Financing Activities – Net cash provided by financing activities totaled $558,875,000 for the nine months ended September 30, 2011. The net cash provided is due to $1,037,630,000 received from the issuance of common stock, primarily through the common equity offering we executed in August 2011, and under CEP II partially offset by the payment of cash dividends in the amount of $233,427,000 repayment of $189,900,000 principal amount of unsecured notes.

Variable Rate Unsecured Credit Facility

In September 2011, we entered into the New Credit Facility with an available borrowing capacity of $750,000,000 and a four-year term, plus a one year extension option. We may elect to expand the facility to $1,300,000,000, provided that one or more banks (whether nor not part of the current syndicate of banks) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit the increase, which will only be effective to the extent banks from the syndicate or otherwise choose to commit to lend additional funds. The New Credit Facility was entered into with a syndicate of commercial banks to whom we pay an annual facility fee of approximately $1,313,000 and bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.075% per annum (1.32% on October 31, 2011). The stated spread over LIBOR can vary from LIBOR plus 1.00% to LIBOR plus 1.85% based on our credit ratings. In addition, the New Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to us at a rate that is lower than the stated rate provided by the New Credit Facility for up to $487,500,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. We did not have any borrowings outstanding under the New Credit Facility and had $48,333,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2011.

The New Credit Facility replaced the Cancelled Credit Facility, which was scheduled to expire in November 2011.

Financial Covenants

We are subject to financial and other covenants contained in the New Credit Facility and the indenture under which our unsecured notes were issued. The financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.

We were in compliance with these covenants at September 30, 2011.

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

Continuous Equity Program (CEP)

In November 2010, we commenced CEP II, under which we may sell up to $500,000,000 of our common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP II, we engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the three and nine months ended September 30, 2011 we sold 256,167 and 2,057,933 shares respectively under CEP II at an average sales price of $127.90 and $121.39 per share, for aggregate net proceeds of $32,271,000 and $246,065,000. From program inception in November 2010 through September 30, 2011, we sold 2,490,765 shares at an average price of $119.84 per share, for aggregate net proceeds of $294,000,000.

Issuance of Common Stock

In August 2011, we issued 5,865,000 shares of our common stock for a net price of $128.25 per share before offering costs. Net proceeds of approximately $725,850,000 will be used for working capital, capital expenditures and other general corporate purposes, which may include development, redevelopment and acquisitions of apartment communities and repayment and refinancing of debt.

Future Financing and Capital Needs – Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities or draws on our New Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

In addition to the proceeds received under CEP II and the common stock public offering discussed above, the following financing activity occurred through October 2011:

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

•

In conjunction with the acquisition of Fairfax Towers in April 2011, the Company assumed a 4.75% fixed-rate mortgage loan with an outstanding principal balance of $44,044,000 that matures in August 2015.

•	In April 2011, we repaid all amounts due under a $93,440,000 variable-rate, tax-exempt bond financing using the original issue proceeds which were held in escrow.

•	In August 2011, we repaid a 7.25% fixed rate secured mortgage note in the amount of $7,191,000 at par in advance of its October 2011 scheduled maturity date.

•	In September 2011, we repaid $189,900,000 principal amount of our unsecured notes in accordance with their scheduled maturity. The notes had an all-in interest rate of 6.67%

•

In October 2011, we repaid a fixed rate secured mortgage note with an all in interest rate of 6.10% in the amount of $54,584,000 in advance of its January 2019 scheduled maturity. As part of this transaction, we incurred a prepayment penalty of $1,092,000 which will be recognized as loss on early retirement of debt in the fourth quarter of 2011.

The following table details our consolidated debt maturities for the next five years, excluding our New Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2011 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

Community	All-In interest rate (1)	Principal maturity date	Balance Outstanding			2011	2012	2013	2014	2015	Thereafter

			12-31-10	9-30-11
Tax-exempt bonds
Fixed rate
Avalon Fields	7.80%	May-2027	$9,419	$9,184		$81	$339	$364	$390	$419	$7,591
Avalon Oaks	7.49%	Feb-2041	16,637	16,511		43	180	193	207	222	15,666
Avalon Oaks West	7.54%	Apr-2043	16,519	16,406		39	162	173	185	198	15,649
Avalon at Chestnut Hill	6.15%	Oct-2047	41,150	40,875		94	388	409	432	455	39,097
Morningside Park	4.10%	May-2046	100,000	100,000	(7)	—	—	—	—	—	100,000

			183,725	182,976		257	1,069	1,139	1,214	1,294	178,003

Variable rate (2)
Waterford	1.00%	Jul-2014	33,100	33,100	(3)	—	—	—	33,100	—	—
Avalon at Mountain View	1.05%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.30%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.22%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.53%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.55%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Bowery Place I	3.05%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Bowery Place II	4.20%	Nov-2039	48,500	48,500		—	—	—	—	—	48,500
Avalon Acton	1.69%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
West Chelsea	—	May-2012	93,440	—	(8)	—	—	—	—	—	—
Avalon Walnut Creek	2.65%	Mar-2046	116,000	116,000	(4)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.62%	Mar-2046	10,000	10,000	(4)	—	—	—	—	—	10,000

			$542,975	$449,535		$—	$—	$—	$33,100	—	$416,435

Conventional loans (5)
Fixed rate
$300 Million unsecured notes	—	Sep-2011	39,900	—	(10)	—	—	—	—	—	—
$250 Million unsecured notes	5.74%	Jan-2012	104,400	104,400		—	104,400	—	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		—	201,601	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	—	100,000	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	—	150,000	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	—	Oct-2011	7,339	—	(11)	—	—	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	5,862	5,718		50	238	250	263	276	4,643
Avalon Orchards	7.78%	Jul-2033	18,678	18,413		91	382	409	438	470	16,623
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	—	170,125	—	—	—
Avalon at Cameron Court	5.07%	Apr-2013	94,572	94,572		—	—	94,572	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	—	110,600	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	—	150,000	—
Avalon Darien	6.22%	Nov-2015	50,559	50,076		214	746	793	843	47,480	—
Avalon Greyrock Place	6.12%	Nov-2015	60,935	60,340		260	914	971	1,031	57,164	—
Avalon Commons	6.10%	Jan-2019	55,100	54,643	(9)	235	734	779	826	875	51,194
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130	21,053		60	285	301	319	338	19,750
Avalon Gates	5.92%	May-2019	41,321	41,171		118	557	589	624	660	38,623
Avalon at Stamford Harbor	5.92%	May-2019	65,695	65,457		188	885	937	992	1,050	61,405
Avalon Freehold	5.94%	May-2019	36,630	36,497		104	493	522	553	585	34,240
Avalon Run East II	5.94%	May-2019	39,250	39,107		112	529	560	592	627	36,687
Avalon Gardens	6.05%	May-2019	66,237	65,997		189	892	945	1,000	1,058	61,913
Avalon Edgewater	5.94%	May-2019	78,565	78,280		224	1,058	1,120	1,186	1,255	73,437
Avalon Foxhall	6.05%	May-2019	59,010	58,796		168	795	841	891	943	55,158
Avalon Gallery Place I	6.05%	May-2019	45,850	45,684		131	618	654	692	733	42,856
Avalon Traville	5.91%	May-2019	77,700	77,418		222	1,047	1,108	1,173	1,242	72,626
Avalon Bellevue	5.91%	May-2019	26,698	26,601		76	360	381	403	427	24,954
Avalon on the Alameda	5.90%	May-2019	53,980	53,784		154	727	770	815	863	50,455
Avalon Mission Bay North	5.90%	May-2019	73,269	73,003		209	987	1,045	1,106	1,171	68,485
Avalon Woburn	—	May-2019	55,805	—		—	—	—	—	—	—
Avalon Fairfax Towers	5.02%	Aug-2015	—	43,663		238	966	1,020	1,070	40,369	—
The Crest at Phillips Ranch	5.86%	Jun-2013	—	54,874		300	1,226	53,348	—	—	—

			3,063,311	3,054,373		3,343	320,440	432,040	164,817	418,186	1,715,549

Variable rate (2) (5)
Avalon at Crane Brook	—	Mar-2011	29,185	—	(10)	—	—	—	—	—	—
Avalon at Bedford Center	1.67%	May-2012	15,221	14,946	(3)	285	14,661	—	—	—	—
Avalon Walnut Creek	2.67%	Mar-2046	9,000	9,000	(4)	—	—	—	—	—	9,000
$300 Million unsecured notes	—	Sep-2011	100,000	—	(10)	—	—	—	—	—	—
$50 Million unsecured notes	—	Sep-2011	50,000	—	(10)	—	—	—	—	—	—
$250 Million unsecured notes	4.32%	Jan-2012	75,000	75,000	(6)	—	75,000	—	—	—	—

			278,406	98,946		285	89,661	—	—	—	9,000

Total indebtedness - excluding unsecured credit facility			$4,068,417	$3,785,830		$3,885	$411,170	$433,179	$199,131	$419,480	$2,318,987

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.
(2)	Variable rates are given as of September 30, 2011.
(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)	Represents full amount of the debt as of September 30, 2011. Actual amount drawn on the debt as of September 30, 2011 is $117,436.
(5)	Balances outstanding represent total amounts due at maturity, and are net of $1,767 and $760 of debt discount and basis adjustments associated with the hedged unsecured notes as of September 30, 2011 and December 31, 2010, respectively, and $1,030 premium associated with secured notes as of September 30, 2011, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(6)	In October 2009, we executed interest rate swaps allowing us to effectively convert principal of our fixed rate unsecured notes to floating rate debt.
(7)	In October 2010, we elected to fix the borrowing rate until June 2012, at which point we will select the updated term and mode for the bonds.
(8)	In April 2011, we elected to repay all amounts outstanding under this borrowing without penalty using the proceeds held in escrow.
(9)	Borrowing was repaid in October 2011 in advance of its scheduled maturity.
(10)	Borrowings were repaid in accordance with their scheduled maturity.
(11)	Borrowing was repaid at par in advance of its scheduled maturity.

Future Financing and Capital Needs – Portfolio and Other Activity

As of September 30, 2011, we had 15 wholly-owned communities under construction, for which a total estimated cost of approximately $524,361,000 remained to be invested. We also had eight wholly-owned communities under reconstruction, for which a total estimated cost of approximately $47,907,000 remained to be invested. In addition, we may be required to contribute our proportionate share of capital to Fund II, if or to the extent that Fund II makes capital calls in conjunction with additional community acquisitions during 2011. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, fund development costs related to pursuing Development Rights, and make equity contributions to Fund II, will be funded from:

•	our $750,000,000 New Credit Facility until it expires in 2016, assuming execution of a one-year extension option;

•	cash currently on hand, including cash in construction escrows, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities; and/or

•	private equity funding, including joint venture activity.

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

•

CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2011. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of September 30, 2011, were not significant. As a result we have not recorded any obligation associated with these guarantees at September 30, 2011.

•

Subsidiaries of Fund I have 20 loans secured by individual assets with amounts outstanding in the aggregate of $412,480,000, including $23,653,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from March 2012 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

•

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of September 30, 2011). As of September 30, 2011, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2011 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2011.

•

As of September 30, 2011, subsidiaries of Fund II have 11 loans secured by individual assets with amounts outstanding in the aggregate of $378,083,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed, beyond our proportionate share of capital commitments supporting the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,095,000 as of September 30, 2011). As of September 30, 2011, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2011 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2011.

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

•

Avalon Del Rey Apartments, LLC has a variable rate loan secured by the underlying real estate assets of the community for $44,464,000 maturing in April 2016. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•

Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC was formed to develop for-sale town homes in Danvers, Massachusetts. The LLC has a variable rate loan for $1,860,000 that matured in June 2010. As of September 30, 2011, the amounts under this borrowing have not been repaid. The lender has declared an event of default with respect to the note and required the venture to pay a default rate of interest, the impact of which is immaterial to us. Although we bear no responsibility to repay the amounts outstanding, we have the right to cure any event of default by the venture. During the quarter ended September 30, 2011, we recorded an impairment in the value of our investment in this venture. See discussion elsewhere in this Form 10-Q.

•

In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. Under the terms of the Commitment, we anticipate that we will purchase all parcels of land by December 2012. At December 2012, either we or the seller can compel execution of the remaining transactions. At September 30, 2011, we have an outstanding commitment to purchase the remaining land for approximately $50,695,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2011 there have been no material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2011, we had 15 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,600 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $990,300,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Construction start	Initial occupancy (2)	Estimated completion	Estimated stabilization (3)

1.	Avalon Rockville Centre	349	$109.7	Q1 2010	Q2 2011	Q3 2012	Q1 2013
	Rockville Centre, NY
2.	Avalon Queen Anne	203	55.6	Q3 2010	Q4 2011	Q2 2012	Q4 2012
	Seattle, WA
3.	Avalon Green II	444	107.8	Q3 2010	Q3 2011	Q1 2013	Q3 2013
	Greenburgh, NY
4.	Avalon Cohasset	220	53.1	Q4 2010	Q3 2011	Q2 2012	Q4 2012
	Cohasset, MA
5.	Avalon Ocean Avenue	173	61.1	Q4 2010	Q2 2012	Q4 2012	Q2 2013
	San Francisco, CA
6.	Avalon North Bergen	164	44.0	Q4 2010	Q3 2012	Q3 2012	Q1 2013
	North Bergen, NJ
7.	Avalon at Wesmont Station I	266	62.5	Q4 2010	Q2 2012	Q1 2013	Q3 2013
	Wood-Ridge, NJ
8.	Avalon Park Crest	354	77.6	Q4 2010	Q2 2012	Q2 2013	Q4 2013
	Tysons Corner, VA
9.	Avalon Garden City	204	68.0	Q2 2011	Q1 2012	Q4 2012	Q2 2013
	Garden City, NY
10.	Avalon Andover	115	26.8	Q2 2011	Q2 2012	Q3 2012	Q1 2013
	Andover, MA
11.	Avalon Exeter	187	114.0	Q2 2011	Q3 2013	Q4 2013	Q2 2014
	Boston, MA
12.	Avalon Irvine II	179	46.2	Q3 2011	Q1 2013	Q2 2013	Q4 2013
	Irvine, CA
13.	Avalon Ballard	265	68.8	Q3 2011	Q2 2013	Q3 2013	Q1 2014
	Seattle, WA
14.	Avalon Shelton III	251	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
15.	Avalon Hackensack	226	47.2	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ

	Total	3,600	$990.3

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.
(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.
(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary completion of development.

Redevelopment Communities

As of September 30, 2011, there were eight communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $89,000,000 excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate increasing our redevelopment activity related to communities in our current operating portfolio for the remainder of 2011. You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Total cost ($ millions)		Reconstruction Start	Estimated reconstruction completion	Estimated restabilized operations (2)

			Pre-redevelopment cost	Total capitalized cost (1)

1.	Avalon at South Coast	258	$26.0	$33.8	Q4 2010	Q4 2011	Q2 2012
	Costa Mesa, CA
2.	Crowne Ridge	254	33.1	46.8	Q4 2010	Q2 2012	Q4 2012
	San Rafael, CA
3.	Avalon Cove	504	93.7	113.9	Q4 2010	Q3 2012	Q1 2013
	Jersey City, NJ
4.	Avalon Sunset Towers	243	28.9	42.0	Q4 2010	Q3 2013	Q1 2014
	San Francisco, CA
5.	Avalon at Nob Hill	185	28.3	34.1	Q2 2011	Q4 2011	Q2 2012
	San Francisco, CA
6.	Avalon Foster City	288	44.2	51.4	Q3 2011	Q4 2012	Q2 2013
	Foster City, CA
7.	Avalon at Ballston - Washington Towers	344	39.2	53.1	Q3 2011	Q1 2013	Q3 2013
	Arlington, VA
8.	Avalon Santa Margarita (3)	301	25.0	32.3	Q3 2011	Q1 2013	Q3 2013
	Rancho Santa Margarita, CA

	Total	2,377	$318.4	$407.4

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.
(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
(3)	The scope of work completed during the third quarter did not impact economic occupancy or rental income therefore this community is included in Established Community portfolio.

Development Rights

At September 30, 2011, we had $263,155,000 in acquisition and related capitalized costs for land parcels we own, and $72,479,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 29 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2011, includes $204,616,000 in original land acquisition costs. We also have $50,695,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,679 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 16 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the remaining 13 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

Market	Number of rights	Estimated number of homes	Total capitalized cost ($ millions) (1)

Boston, MA	4	1,410	$394

Fairfield-New Haven, CT	3	530	108

New York, NY	3	1,744	771

New Jersey	8	1,998	418

Long Island, NY	1	303	75

Washington, DC Metro	4	1,246	309

Seattle, WA	1	284	81

Oakland-East Bay, CA	2	505	143

San Francisco, CA	2	455	212

San Diego, CA	1	204	51

Total	29	8,679	$2,562

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions

During the third quarter of 2011, we acquired six land parcels for development, for an aggregate purchase price of approximately $65,270,000, representing 1,740 future apartment homes for an estimated total capitalized cost of $374,650,000.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $71,487,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below. As discussed elsewhere in this form 10-Q, the Company determined the value of two land parcels, originally acquired for development, which we had previously impaired in prior periods, was further impaired and we recorded an additional charge in the quarter ended September 30, 2011 of approximately $12,097,000 related to these parcels.

•

The land that we originally acquired for the future development of approximately 2,100 apartment homes has an original basis of $95,994,000, and a current carrying value of $51,717,000, and is comprised of five parcels. The current carrying value of these land parcels reflects impairment charges of $44,277,000 incurred in the current and prior periods.

•

The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $19,770,000, which reflects impairment charges of $8,391,000 incurred in prior periods.

We believe that the current carrying value of $71,487,000 for all of these land parcels is such that there is no further indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired beyond the amounts recognized in the current period. However, we may be subject to the recognition of additional charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Internal Revenue Service Guidance Regarding FATCA

The Foreign Account Tax Compliance Act (“FATCA”) provisions of the Code, enacted in 2010, impose withholding taxes on certain types of payments to foreign financial institutions and certain other non-U.S. entities. The withholding tax of 30% would apply to dividends and the gross proceeds of a disposition of our common stock paid to certain foreign entities (including “foreign financial institutions”) unless various information reporting requirements are satisfied. For these purposes, a foreign financial institution generally is defined as any non-U.S. entity that (i) accepts deposits in the ordinary course of a banking or similar business, (ii) is engaged in the business of holding financial assets for the account of others, or (iii) is engaged or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities, partnership interests, commodities, or any interest in such assets. The legislation generally applies by its terms to payments made after December 31, 2012. However, the Treasury and Internal Revenue Service have recently announced plans to phase in the implementation of FATCA in a manner that will defer the collection of withholding taxes. Currently withholding is expected to apply to payments of certain U.S. source income (including dividends paid in respect of our common stock) made on or after January 1, 2014, and to all other “withholdable payments” (including gross proceeds from a disposition of our common stock) made on or after January 1, 2015. Prospective investors are encouraged to consult their tax advisors regarding the implications of this legislation on their investment in our common stock, as well as the status of any related federal regulations and any other legislative proposals that may pertain to ownership and disposition of our common stock.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 – July 31, 2011	—	—	—	$200,000
August 1– August 31, 2011	—	—	—	$200,000
September 1– September 30, 2011	2,248	$133.32	—	$200,000

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.
(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3(i).1	–	Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	–	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	–	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on March 1, 2010.)

3(ii).2	–	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	–	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.2	–	First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	–	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	–	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	–	Fourth Supplemental Indenture, dated as of September 18, 2006 between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	–	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	–	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	–	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	–	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by references to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	–	Third Amended and Restated Revolving Loan Agreement, dated as of September 29, 2011, with Bank of America, N.A., as administrative agent, swing lender, issuing bank and a bank, JPMorgan Chase Bank, N.A., as a bank and as syndication agent, Deutsche Bank Trust Company Americas,

Morgan Stanley Bank and Wells Fargo Bank, N.A., each as a bank and as documentation agent, Barclays Bank PLC as a bank and as co-documentation agent, UBS Securities LLC as a co-documentation agent, The Bank of New York Mellon, BBVA Compass Bank, PNC Bank, National Association, and SunTrust Bank, each as a bank and as a managing agent, Branch Banking and Trust Company, Bank of Tokyo Mitsubishi UFJ, Ltd., and Citizens Bank, each as a bank and as a co-agent, and the other bank parties signatory thereto. (Filed herewith.)

10.2	–	Form of Indemnity Agreement between the Company and each of its Directors. (Filed herewith.)

12.1	–	Statements re: Computation of Ratios. (Filed herewith.)

31.1	–	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	–	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	–	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	–	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) notes to consolidated financial statements.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 7, 2011	/s/ Bryce Blair
Bryce Blair
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)