Form 10-K
period 2011-12-31
AVALONBAY COMMUNITIES INC
filed 2012-02-27
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2011 was $11,277,881,945.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2012 was 95,208,685.

Documents Incorporated by Reference

Portions of AvalonBay Communities, Inc.’s Proxy Statement for the 2012 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier to entry markets of the United States. These barriers to entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are located in the following regions of the United States: New England, the New York/New Jersey Metro area, the Washington DC Metro area, the Pacific Northwest, Northern and Southern California and currently the Midwest. We focus on these markets because we believe that, over the long-term, a limited new supply of apartment homes and lower housing affordability in these markets will result in higher growth in cash flows relative to other markets.

At January 31, 2012, we owned or held a direct or indirect ownership interest in:

•

180 operating apartment communities containing 53,090 apartment homes in ten states and the District of Columbia, of which 149 communities containing 43,948 apartment homes were consolidated for financial reporting purposes, four communities containing 1,194 apartment homes were held by joint ventures in which we hold an ownership and/or residual profits interest, and 27 communities containing 7,948 apartment homes were owned by the Funds (as defined below). 13 of the consolidated communities containing 3,338 apartment homes were under redevelopment, as discussed below;

•	19 wholly-owned communities under construction that are expected to contain an aggregate of 5,244 apartment homes when completed; and

•	rights to develop an additional 32 communities that, if developed in the manner expected, will contain an estimated 9,012 apartment homes.

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

Our principal financial goal is to increase long-term stockholder value through the development, redevelopment, acquisition, operation, and when appropriate, disposition of apartments in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire an interest in apartment communities in high barrier to entry markets with growing or high potential for demand and high for-sale housing costs, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales, and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. Our strategy is to be leaders in multifamily market research, consumer insight, and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing U.S. submarkets. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

In late 2011, we announced two new apartment community brands that will complement our traditional “Avalon” brand. We believe that this branding segmentation will allow us to better target our product offerings to multiple customer segments and submarkets within our existing geographic footprint. The “Avalon” brand will remain our core offering, focusing on upscale apartment living and high end amenities and services in urban and suburban markets. Our new “AVA” brand is designed for people who want to live in or near urban neighborhoods and in close proximity to public transportation, services, shopping and night-life. AVA apartments will generally be smaller, many engineered for roommate living, and will feature modern design and a technology focus. Our “Eaves by Avalon” brand is designed for renters who seek good quality apartment living, often in a suburban setting, with practical amenities and services at a more modest price point.

During the three years ended December 31, 2011, excluding activity for the Funds (as defined below), we acquired one apartment community. During the same three-year period, excluding dispositions in which we retained an ownership interest, we disposed of 11 apartment communities and completed the development of 19 apartment communities and the redevelopment of 16 apartment communities. In addition, we exchanged a portfolio of three communities and a parcel of land we owned for a portfolio of six communities and $26,000,000 in cash.

During this period, we also realized our pro rata share of the gain from the sale of two communities owned by AvalonBay Value Added Fund, L.P. (“Fund I”), an institutional discretionary real estate investment fund, which we manage and in which we own a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in March 2008, Fund I acquired 20 communities. Fund I sold one community in 2008, two communities in 2011, and two communities in 2012, through the date this Form 10-K was filed.

In addition, during this period we obtained an investment interest in communities through AvalonBay Value Added Fund II, L.P. (“Fund II”), a second institutional discretionary real estate investment fund which we manage and in which we own a 31.3% interest. While the investment period for Fund II closed in August 2011, additional acquisitions may occur for active acquisition candidates identified prior to the end of the investment period. From the commencement of Fund II through December 31, 2011, Fund II acquired 12 operating communities. In 2012, the Company expects Fund II to acquire its final operating community, which was an active acquisition candidate at the end of the investment period for Fund II. A more detailed description of Fund I and Fund II (collectively, the “Funds”) and the related investment activity can be found in the discussion in Note 6, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 of this report.

Excluding the portfolio exchange discussed above, and including sales by unconsolidated entities, during 2011, we sold eight real estate assets, consisting of five operating communities and three land parcels, resulting in a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $290,194,000.

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

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire the target site shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. For further discussion of our Development Rights, refer to Item 2. “Communities” in this report.

We generally act as our own general contractor and construction manager, except for certain mid-rise and high-rise apartment communities where we may elect to use third-party general contractors as construction managers. We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

During periods where competition for development land is more intense, we may acquire improved land with existing commercial uses and rezone the site for multifamily residential use. During the period that we hold these buildings for future development, any net revenue from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor retail space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.

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

Acquisition Strategy. Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. We are not presently pursuing the formation of a new, third fund, preferring at this time to maintain flexibility in shaping our portfolio of wholly-owned assets through acquisitions and dispositions.

Property Management Strategy. We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize revenue include:

•	strong focus on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	balancing high occupancy with premium pricing, and increasing rents as market conditions permit; and

•	employing revenue management software to optimize the pricing and term of leases.

Constraining growth in operating expenses is another way in which we seek to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We constrain growth in operating expenses in a variety of ways, which include, but are not limited to, the following:

•	we use purchase order controls, acquiring goods and services from pre-approved vendors;

•	we use national negotiated contracts and also purchase supplies in bulk where possible;

•	we bid third-party contracts on a volume basis;

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

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. As a REIT, we generally cannot provide direct services to our tenants that are not customarily provided by a landlord, nor can we directly share in the income of a third party that provides such services. However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” subject to federal income taxes.

Financing Strategy. We maintain a capital structure that provides financial flexibility to ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $750,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures. Our decision to either hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller of land or of a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Investments in joint ventures are not limited to a specified percentage of our assets. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

In addition, from time to time, we may offer shares of our equity securities, debt securities or options to purchase stock in exchange for property. We may also acquire properties in exchange for properties we currently own.

Other Strategies and Activities. While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2011, we had a total of 530,604 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2011 was $8,131,000 (0.8% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail component of a mixed-use building that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

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

Tax Matters

We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (“the Code”) and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

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

Environmental and Related Matters

As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our communities. For some development communities, we undertake extensive environmental remediation to prepare the site for construction, which could be a significant portion of our total construction cost. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of contaminated materials during construction. These and other risks related to environmental matters are described in more detail in Item 1a., “Risk Factors.”

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

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investors” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board’s Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Policy Regarding Shareholder Rights Agreement and Code of Conduct, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2012, we had 2,095 employees.

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

We estimate construction costs based on market conditions at the time we prepare our budgets, and our projections include changes that we anticipate but cannot predict with certainty. Construction costs may increase, particularly for labor and certain materials and, for some of our Development Communities and Development Rights (as defined below), the total construction costs may be higher than the original budget. Total capitalized cost includes all capitalized costs incurred and projected to be incurred to develop or redevelop a community, determined in accordance with GAAP, including:

•	land and/or property acquisition costs;

•	fees paid to secure air rights and/or tax abatements;

•	construction or reconstruction costs;

•	costs of environmental remediation;

•	real estate taxes;

•	capitalized interest and insurance;

•	loan fees;

•	permits;

•	professional fees;

•	allocated development or redevelopment overhead; and

•	other regulatory fees.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. We believe that the lenders under our Credit Facility will fulfill their lending obligations thereunder, but if economic conditions deteriorate, there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely impacted.

Insufficient cash flow could affect our debt financing and create refinancing risk.

We are subject to the risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In this regard, we note that in order for us to continue to qualify as a REIT, we are required to annually distribute dividends generally equal to at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain. This requirement limits the amount of our cash flow available to meet required principal and interest payments. The principal outstanding balance on a portion of our debt will not be fully amortized prior to its maturity. Although we may be able to repay our debt by using our cash flows, we cannot assure you that we will have sufficient cash flows available to make all required principal payments. Therefore, we may need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that a refinancing will not be done on as favorable terms; either of these outcomes could have a material adverse effect on our financial condition and results of operations.

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

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2011, approximately 6.11% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.

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

Risks related to indebtedness.

We have a Credit Facility with Bank of America, N.A., as administrative agent, swing lender, issuing bank and a bank, JPMorgan Chase Bank, N.A., as a bank and as syndication agent, Deutsche Bank Trust Company Americas, Morgan Stanley Bank and Wells Fargo Bank, N.A., each as a bank and as documentation agent, Barclays Bank PLC as a bank and as co-documentation agent, UBS Securities LLC as a co-documentation agent, The Bank of New York Mellon, BBVA Compass Bank, PNC Bank, National Association, and Suntrust Bank, each as a bank and as a managing agent, Branch Banking and Trust Company, Bank of Tokyo Mitsubishi UFJ, Ltd., and Citizens Bank, each as a bank and as a co-agent, and the other bank parties signatory thereto. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

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

The mortgages on those of our properties subject to secured debt generally include provisions which stipulate a prepayment penalty or payment that we will be obligated to pay in the event that we elect to repay the mortgage note prior to the earlier of (i) the stated maturity of the note, or (ii) the date at which the mortgage note is prepayable without such penalty or payment. If we elect to repay some or all of the outstanding principal balance for our mortgage notes, we may incur prepayment penalties or payments under these provisions which could adversely affect our results of operations.

Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity and access to capital markets.

There are two major debt rating agencies that routinely evaluate and rate our debt. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality amount of real estate under development, and sustainability of cash flow and earnings, among other factors. If market conditions change, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of secured financing to the multifamily industry and we have used Fannie Mae and Freddie Mac for a portion of our financing needs. In February 2011, the Obama administration released a report calling for the winding down of the role that Fannie Mae and Freddie Mac play in the mortgage market. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their acquisitions or guarantees of multifamily community loans may adversely affect interest rates, capital availability, and the value of multifamily communities.

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

Our business strategy includes acquiring as well as developing communities. Our acquisition activities and their success may be exposed to the following risks:

•	an acquired property may fail to perform as we expected in analyzing our investment; and

•	our estimate of the costs of repositioning or redeveloping an acquired property may prove inaccurate.

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences.

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and lack of familiarity with local governmental and permitting procedures.

Although we are primarily in the multifamily business, we also own and lease ancillary retail space when a retail component represents the best use of the space, as is often the case with large urban in-fill developments. We also may engage or have an interest in for-sale activity. We may be unsuccessful in owning and leasing retail space at our communities or in developing real estate with the intent to sell, which could have an adverse effect on our results of operations.

We are currently implementing two new brands of communities that target various customer preferences. We cannot assure that these brands will be successful or that our costs in developing and implementing these brands will result in incremental revenue and earnings.

Land we hold with no current intent to develop may be subject to future impairment charges.

We own parcels of land that we do not currently intend to develop. As discussed in Item 2., “Communities – Other Land and Real Estate Assets,” in the event that the fair market value of a parcel changes such that we determine that the carrying basis of the parcel reflected in our financial statements is greater than the parcel’s then current fair value, less costs to dispose, we would be subject to an impairment charge, which would reduce our net income.

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

We formed Fund I and Fund II, in which we have an equity interest of 15.2% and 31.3%, respectively, which, through wholly-owned subsidiaries, we manage as the general partner and in which we have invested an aggregate of approximately $146,465,000, net of distributions to us at December 31, 2011. The investment period for both Funds is over. These Funds present risks, including the following:

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

•

while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Funds to implement certain decisions that we consider beneficial; and

•

we may be liable and/or our status as a REIT may be jeopardized if either the Funds, or the REITs through which a number of investors have invested in the Funds and which we manage, fail to comply with various tax or other regulatory matters.

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

We are also aware that environmental agencies and third parties have, in the case of certain properties with on-site or nearby contamination, asserted claims for remediation or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors from soils or groundwater underlying or in the vicinity of those buildings or on nearby properties. We currently do not anticipate that we will incur any material liabilities as a result of vapor intrusion at our communities.

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

Our success depends on key personnel whose continued service is not guaranteed.

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. Our executive officers make important capital allocation decisions or recommendations to our Board of Directors from among the opportunities identified by our regional offices. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could adversely affect the Company.

Breaches of our data security could materially harm our business and reputation.

We collect and retain certain personal information provided by our tenants and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•

Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2011, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2010, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

•

Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s capitalized cost and is expected to have a material impact on the community’s operations and future rental rates. The occupancy levels of Redevelopment Communities may also be impacted to the extent we take multiple apartment homes out of service for an extended period of time. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement, or by one of the Funds.

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

As of December 31, 2011, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	30	7,315
Metro NY/NJ	22	6,981
Mid-Atlantic/Midwest	14	5,298
Pacific Northwest	10	2,533
Northern California	15	4,829
Southern California	15	4,003

Total Established	106	30,959

Other Stabilized Communities:
New England	7	1,608
Metro NY/NJ	11	3,945
Mid-Atlantic/Midwest	12	4,119
Pacific Northwest	3	828
Northern California	12	3,297
Southern California	19	5,898

Total Other Stabilized	64	19,695

Lease-Up Communities	3	273

Redevelopment Communities (1)	8	2,367

Total Current Communities	181	53,294

Development Communities	19	5,244

Development Rights	32	9,012

(1)	In addition to the eight communities indicated, the Company commenced the redevelopment of five communities with an aggregate of 971 apartment homes during 2011, for which at December 31, 2011 the redevelopment activity is focused on the common area and is not impacting community operations, including occupancy or rental revenue. These communities are therefore included in the Established Community portfolio.

Our holdings under each of the above categories are discussed on the following pages.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings in landscaped settings, as well as mid and high rise apartment communities in urban settings. As of January 31, 2012, our current communities consisted of 126 garden-style (of which 16 are mixed communities and/or include town homes), 22 high-rise and 32 mid-rise apartment communities.

Our communities generally offer a variety of quality amenities and features, which may include:

•	fully-equipped kitchens;

•	lofts and vaulted ceilings;

•	walk-in closets;

•	fireplaces;

•	patios/decks; and

•	modern appliances.

Other features at various communities may include:

•	swimming pools;

•	fitness centers;

•	tennis courts; and

•	wi-fi lounges.

As described in Item 1, in late 2011 we announced the introduction of two new brands to supplement our core Avalon offering, which remains focused on upscale apartment living and high end amenities and services. “AVA” will target customers in high energy, transit-served urban neighborhoods and will feature smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. “Eaves by Avalon” is targeted to the cost conscious, “value” segment and will likely be concentrated in older assets in suburban areas. We believe that the addition of these new brands will allow us to further penetrate our existing markets, by segmenting our market by consumer preference and attitude as well as by location and price.

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1-31-11	1-31-12	1-31-11	1-31-12	1-31-11	1-31-12

New England	37	39	9,351	9,114	18.1%	17.2%
Boston, MA	26	26	6,902	6,254	13.4%	11.8%
Fairfield County, CT	11	13	2,449	2,860	4.7%	5.4%

Metro NY/NJ	33	34	11,250	11,430	21.8%	21.5%
Long Island, NY	7	7	1,932	1,932	3.8%	3.6%
Northern New Jersey	5	5	1,618	1,618	3.1%	3.0%
Central New Jersey	7	8	3,034	3,214	5.9%	6.1%
New York, NY	14	14	4,666	4,666	9.0%	8.8%

Mid-Atlantic/Midwest	29	26	10,344	9,557	20.0%	18.0%
Washington, DC	24	23	9,087	8,696	17.6%	16.4%
Chicago, IL	5	3	1,257	861	2.4%	1.6%

Pacific Northwest	12	14	2,964	3,443	5.7%	6.5%
Seattle, WA	12	14	2,964	3,443	5.7%	6.5%

Northern California	33	32	9,578	9,351	18.5%	17.6%
Oakland-East Bay, CA	10	10	3,251	3,251	6.3%	6.1%
San Francisco, CA	12	11	2,749	2,522	5.3%	4.8%
San Jose, CA	11	11	3,578	3,578	6.9%	6.7%

Southern California	29	35	8,206	10,195	15.9%	19.2%
Los Angeles, CA	13	15	3,555	4,209	6.9%	7.9%
Orange County, CA	11	12	2,984	3,209	5.8%	6.1%
San Diego, CA	5	8	1,667	2,777	3.2%	5.2%

	173	180	51,693	53,090	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2011, we completed construction of 1,161 apartment homes in six communities, sold 1,313 apartment homes in five communities, and exchanged three communities with 1,060 apartment homes for six communities with 1,418 apartment homes with another apartment owner. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 17 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the average age of our Current Communities is 11 years.

Of the Current Communities, as of January 31, 2012, we owned:

•

a full fee simple, or absolute, ownership interest in 146 operating communities, ten of which are on land subject to land leases expiring in October 2026, November 2028, December 2034, December 2061, April 2095, September 2105, April 2105, May 2105 and March 2142;

•

a general partnership interest and an indirect limited partnership interest in both Fund I and Fund II. Subsidiaries of Fund I own a fee simple interest in 15 operating communities, and subsidiaries of Fund II own a fee simple interest in 12 operating communities;

•	a general partnership interest in one partnership structured as a “DownREIT,” as described more fully below, that owns one community;

•	a membership interest in five limited liability companies, that each hold a fee simple interest in an operating community; and

•	a residual profits interest (with no ownership interest) in a limited liability company to which an operating community was transferred upon completion of construction in the second quarter of 2006.

For some communities, a land lease is used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. We have options to purchase the underlying land for the leases that expire in October 2026, November 2028, December 2034 and April 2095. We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 16 of the 19 Development Communities and a leasehold interest in three of the Development Communities with the land leases expiring in July 2046, November 2106, and May 2041. Two of the three land leases (those expiring in 2041 and 2046) provide options for the Company to purchase the land at some point during the lease term.

In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are one or more limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2012, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)

(Dollars in thousands, except per apartment home data)

	City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/11	Average economic occupancy				Average rental rate		Financial reporting cost (5)
								2011		2010		$ per Apt (4)	$ per Sq. Ft.

CURRENT COMMUNITIES

NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	230,039	16.1	1994	1,162	92.4%	96.3%		96.4%		1,854	1.54	17,270
Avalon Oaks	Wilmington, MA	204	229,752	22.5	1999	1,126	94.6%	96.4%		97.0%		1,567	1.34	21,732
Avalon Summit	Quincy, MA	245	224,538	8.0	1986/1996	916	95.5%	94.5	% (2)	92.6	% (2)	1,451	1.50	25,517
Avalon Essex	Peabody, MA	154	198,478	11.1	2000	1,289	96.1%	97.1%		97.8%		1,665	1.25	22,704
Avalon at Prudential Center	Boston, MA	780	732,610	1.0	1968/1998	939	93.7%	95.8%		95.2%		3,112	3.17	182,385
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,111	95.0%	96.4%		95.3%		1,493	1.29	17,266
Avalon Orchards	Marlborough, MA	156	175,505	23.0	2002	1,125	97.4%	96.7%		97.4%		1,585	1.36	21,914
Avalon at Newton Highlands (8)	Newton, MA	294	339,537	8.1	2003	1,155	90.8%	95.0%		96.6%		2,249	1.85	57,956
Avalon at The Pinehills I	Plymouth, MA	101	151,712	6.0	2004	1,502	95.0%	95.8%		97.9%		2,019	1.29	20,013
Essex Place	Peabody, MA	286	250,624	18.0	2004	876	95.5%	97.2%		96.6%		1,359	1.51	35,063
Avalon at Bedford Center	Bedford, MA	139	159,912	38.0	2005	1,150	95.7%	96.4%		96.1%		1,888	1.58	24,895
Avalon Chestnut Hill	Chestnut Hill, MA	204	270,956	5.0	2007	1,328	90.2%	95.6%		96.7%		2,566	1.85	60,737
Avalon Shrewsbury	Shrewsbury, MA	251	273,223	25.5	2007	1,089	95.6%	96.1%		95.9%		1,433	1.27	35,851
Avalon Danvers	Danvers, MA	433	492,222	75.0	2006	1,137	95.8%	96.1%		95.7%		1,570	1.33	84,052
Avalon at Lexington Hills	Lexington, MA	387	483,878	23.0	2007	1,250	96.1%	95.9%		96.2%		2,114	1.62	87,847
Avalon Acton	Acton, MA	380	374,888	50.3	2007	987	96.3%	96.6%		95.7%		1,421	1.39	63,072
Avalon Sharon	Sharon, MA	156	175,389	27.0	2007	1,124	95.5%	96.1%		96.1%		1,724	1.47	30,241
Avalon at Center Place (10)	Providence, RI	225	222,835	1.2	1991/1997	990	92.4%	96.0%		96.3%		2,157	2.09	31,450
Avalon at Hingham Shipyard	Hingham, MA	235	290,951	13.0	2009	1,238	93.6%	94.8%		96.6%		2,134	1.63	53,815
Avalon Northborough I	Northborough, MA	163	182,688	14.0	2009	1,121	93.9%	96.7%		95.9%		1,530	1.32	25,684
Avalon Blue Hills	Randolph, MA	276	269,333	23.1	2009	976	92.4%	96.1%		95.3%		1,467	1.44	45,810
Avalon Northborough II	Northborough, MA	219	271,031	17.7	2010	1,238	95.9%	95.5%		46.7	% (3)	1,700	1.31	34,742
Avalon at Pinehills II	Plymouth, MA	91	103,519	4.5	2011	1,138	87.9%	47.6	% (3)	N/A		1,345	0.56	17,331

Fairfield-New Haven, CT
Avalon Gates	Trumbull, CT	340	379,002	37.0	1997	1,115	96.5%	96.7%		97.8%		1,708	1.48	38,098
Avalon Glen	Stamford, CT	238	222,165	4.1	1991	933	92.0%	97.0%		96.0%		1,924	2.00	33,000
Avalon Wilton	Wilton, CT	102	158,642	12.0	1996	1,555	90.2%	95.3%		95.6%		2,818	1.73	17,375
Avalon Valley	Danbury, CT	268	299,923	17.1	1999	1,119	95.1%	96.9%		97.1%		1,608	1.39	26,502
Avalon on Stamford Harbor	Stamford, CT	323	322,461	12.1	2003	998	96.3%	95.7%		95.8%		2,468	2.36	63,216
Avalon New Canaan (9)	New Canaan, CT	104	132,080	9.1	2002	1,270	92.3%	94.7%		96.2%		2,899	2.16	24,572
Avalon at Greyrock Place	Stamford, CT	306	315,380	3.0	2002	1,031	96.7%	96.6%		95.9%		2,198	2.06	71,036
Avalon Danbury	Danbury, CT	234	235,320	35.0	2005	1,006	94.4%	97.2%		97.0%		1,624	1.57	35,877
Avalon Darien	Darien, CT	189	242,675	30.0	2004	1,284	96.8%	96.4%		95.8%		2,616	1.96	41,772
Avalon Milford I	Milford, CT	246	217,085	22.0	2004	882	93.5%	97.5%		97.3%		1,535	1.70	31,595
Avalon Huntington	Shelton, CT	99	139,869	7.1	2008	1,413	96.0%	96.1%		96.5%		2,146	1.46	25,380
Avalon Norwalk	Norwalk, CT	311	310,629	4.4	2011	999	96.1%	86.5	% (3)	32.8	% (3)	2,054	1.78	74,054
Avalon Wilton II	Wilton, CT	100	129,276	6.0	2011	1,293	83.0%	43.8	% (3)	N/A		1,767	0.60	30,031

METRO NY/NJ
Long Island, NY
Avalon Commons	Smithtown, NY	312	377,337	20.6	1997	1,209	94.6%	96.1	% (2)	96.9	% (2)	2,173	1.73	38,592

Profile of Current, Development and Unconsolidated Communities (1)

(Dollars in thousands, except per apartment home data)

	City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/11	Average economic occupancy				Average rental rate		Financial reporting cost (5)
								2011		2010		$ per Apt (4)	$ per Sq. Ft.

Avalon Towers	Long Beach, NY	109	124,611	1.3	1990/1995	1,143	95.4%	96.3%		96.8%		3,579	3.02	21,774
Avalon Court	Melville, NY	494	596,809	35.4	1997/2000	1,208	92.7%	95.4%		95.7%		2,496	1.97	61,641
Avalon at Glen Cove South (10)	Glen Cove, NY	256	261,425	4.0	2004	1,021	95.7%	96.8%		95.4%		2,392	2.27	68,275
Avalon Pines I & II	Coram, NY	450	545,989	52.0	2005/2006	1,213	94.9%	96.3%		95.5%		2,075	1.65	71,712
Avalon at Glen Cove North (10)	Glen Cove, NY	111	100,754	1.3	2007	908	95.5%	96.1%		94.9%		2,225	2.35	39,971
Avalon Charles Pond	Coram, NY	200	208,532	41.0	2009	1,043	94.5%	96.4%		96.8%		1,876	1.73	48,355

Northern New Jersey
Avalon Cove	Jersey City, NJ	504	574,339	11.0	1997	1,140	94.8%	95.5	% (2)	96.3	% (2)	2,781	2.33	109,015
Avalon at Edgewater	Edgewater, NJ	408	424,823	7.1	2002	1,041	95.8%	96.7%		96.5%		2,380	2.21	76,841
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	97.4%	96.5%		96.1%		2,595	2.05	42,585
Avalon Lyndhurst	Lyndhurst, NJ	328	330,588	5.8	2006	1,008	95.1%	96.3%		96.2%		2,113	2.02	78,653

Central New Jersey
Avalon Run & Run East (7)	Lawrenceville, NJ	632	707,592	36.0	1994/1996	1,120	94.1%	95.7%		96.3%		1,527	1.31	77,181
Avalon Princeton Junction	West Windsor, NJ	512	486,069	64.0	1988	949	95.1%	93.8	% (2)	94.5	% (2)	1,516	1.50	48,462
Avalon at Freehold	Freehold, NJ	296	317,356	42.3	2002	1,072	95.6%	96.2%		96.5%		1,760	1.58	34,970
Avalon Run East II	Lawrenceville, NJ	312	341,320	70.0	2003	1,094	96.8%	96.1%		96.8%		1,844	1.62	52,634
Avalon at Tinton Falls	Tinton Falls, NJ	216	237,747	35.0	2007	1,101	93.5%	95.8%		95.6%		1,779	1.55	41,105
Avalon West Long Branch	West Long Branch, NJ	180	193,511	10.4	2011	1,075	97.2%	88.0	% (3)	25.7	% (3)	1,749	1.43	25,628

New York, NY
Avalon Gardens	Nanuet, NY	504	608,842	54.0	1998	1,208	95.6%	96.4%		96.7%		2,109	1.68	56,356
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	98.1%	95.7%		96.4%		2,346	2.08	14,044
Avalon Willow	Mamaroneck, NY	227	216,161	4.0	2000	952	92.5%	95.8%		96.5%		2,267	2.28	47,862
The Avalon	Bronxville, NY	110	118,952	1.5	1999	1,081	92.7%	94.5%		96.6%		3,712	3.24	31,786
Avalon Riverview I (10)	Long Island City, NY	372	332,991	1.0	2002	895	94.9%	96.2%		95.7%		3,238	3.48	95,790
Avalon Bowery Place I	New York, NY	206	152,744	1.1	2006	741	98.1%	97.1%		97.4%		4,356	5.71	95,574
Avalon Riverview North (10)	Long Island City, NY	602	477,240	1.8	2007	793	96.0%	96.0%		95.8%		2,962	3.59	167,612
Avalon on the Sound East (10)	New Rochelle, NY	588	562,499	2.0	2007	957	94.9%	95.8%		96.0%		2,315	2.32	187,126
Avalon Bowery Place II	New York, NY	90	73,705	1.1	2007	819	96.7%	97.2%		96.2%		3,940	4.68	56,896
Avalon White Plains	White Plains, NY	407	372,406	3.2	2009	915	95.8%	96.0%		93.7%		2,678	2.81	152,758
Avalon Morningside Park (10)	New York, NY	295	245,320	0.8	2009	832	95.3%	95.9%		96.0%		3,061	3.53	114,533
Avalon Fort Greene	Brooklyn, NY	631	498,651	1.0	2010	790	94.5%	95.4%		47.1	% (3)	2,602	3.14	298,158

MID-ATLANTIC/MIDWEST
Baltimore, MD
Avalon at Fairway Hills I, II, & III (7)	Columbia, MD	720	724,027	44.0	1987/1996	1,006	94.2%	95.3%		96.2%		1,445	1.37	53,515
Avalon Symphony Woods (SGlen)	Columbia, MD	176	180,410	10.0	1986	1,025	96.6%	96.0%		96.4%		1,505	1.41	13,864
Avalon Symphony Woods (SGate)	Columbia, MD	216	215,450	12.7	1986/2006	997	94.9%	94.1%		96.1%		1,470	1.39	41,851

Washington, DC
Avalon at Foxhall	Washington, DC	308	297,875	2.7	1982	967	95.1%	94.7%		93.8%		2,513	2.46	45,651
Avalon at Gallery Place I	Washington, DC	203	184,157	0.5	2003	907	93.1%	96.3%		95.7%		2,747	2.91	49,080

Avalon at Decoverly	Rockville, MD	564	551,136	46.0	1991/1995/2007	977	92.9%	95.0	% (2)	95.7	% (2)	1,539	1.50	70,443

Profile of Current, Development and Unconsolidated Communities (1)

(Dollars in thousands, except per apartment home data)

	City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/11	Average economic occupancy				Average rental rate		Financial reporting cost (5)
								2011		2010		$ per Apt (4)	$ per Sq. Ft.

Avalon Fields I	Gaithersburg, MD	192	191,280	5.7	1996	996	97.4%	97.5%		97.6%		1,466	1.43	14,762
Avalon Fields II	Gaithersburg, MD	96	99,386	3.5	1998	1,035	92.7%	93.9%		96.2%		1,717	1.56	8,376
Avalon at Grosvenor Station	North Bethesda, MD	497	476,738	9.9	2004	959	95.8%	95.2%		96.1%		1,888	1.87	82,903
Avalon at Traville	North Potomac, MD	520	573,717	47.9	2004	1,103	95.4%	96.3%		96.8%		1,857	1.62	70,216
Avalon Fair Lakes	Fairfax, VA	420	355,228	24.2	1989/1996	846	95.5%	96.8%		96.5%		1,460	1.67	38,026
AVA Ballston	Arlington, VA	344	294,931	4.1	1990	857	89.0%	95.3	% (2)	96.7%		1,967	2.19	41,523
Avalon at Providence Park	Fairfax, VA	141	148,282	4.0	1988/1997	1,052	94.3%	97.2%		97.0%		1,643	1.52	12,302
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	96.2%	95.8%		96.6%		1,992	1.74	58,358
Avalon at Arlington Square	Arlington, VA	842	895,553	18.9	2001	1,064	96.8%	94.8%		95.9%		2,032	1.81	114,446
Fairfax Towers	Falls Church, VA	415	336,051	17.0	1978/2011	810	93.7%	94.3	% (3)	N/A		1,691	1.97	90,048

Chicago, IL
Avalon Arlington Heights	Arlington Heights, IL	409	346,416	2.8	1987/2000	847	94.4%	95.3%		96.1%		1,578	1.78	57,539

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	211,450	8.4	1991/1997	952	95.0%	95.8%		95.7%		1,334	1.34	32,344
Avalon at Bear Creek	Redmond, WA	264	288,250	22.2	1998	1,092	94.7%	95.1%		94.6%		1,337	1.16	37,409
Avalon Bellevue	Bellevue, WA	200	163,801	1.7	2001	819	96.0%	95.0%		94.7%		1,461	1.69	31,696
Avalon RockMeadow	Bothell, WA	206	243,958	11.2	2000	1,184	96.1%	94.5%		94.4%		1,288	1.03	25,676
Avalon WildReed	Everett, WA	234	259,080	23.0	2000	1,107	97.4%	94.1%		95.8%		1,073	0.91	23,189
Avalon HighGrove	Everett, WA	391	422,482	19.0	2000	1,081	92.8%	94.5%		95.7%		1,073	0.94	40,136
Avalon ParcSquare	Redmond, WA	124	127,251	2.0	2000	1,026	96.0%	96.1%		95.5%		1,549	1.45	19,600
Avalon Brandemoor	Lynwood, WA	424	453,602	22.6	2001	1,070	95.8%	94.5%		94.6%		1,138	1.01	46,833
AVA Belltown	Seattle, WA	100	82,418	0.7	2001	824	98.0%	95.5%		94.3%		1,691	1.96	19,185
Avalon Meydenbauer	Bellevue, WA	368	331,945	3.6	2008	902	96.7%	94.8%		95.9%		1,591	1.67	88,919
Avalon Towers Bellevue (10)	Bellevue, WA	397	331,366	1.5	2011	835	92.9%	83.2	% (3)	27.1	% (3)	1,920	1.91	123,053
Avalon Brandemoor II	Lynwood, WA	82	93,320	3.8	2011	1,138	93.9%	61.6	% (3)	N/A		1,013	0.55	13,872

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	316,052	22.3	1994	1,026	95.1%	96.6%		96.8%		1,709	1.61	58,432
Avalon Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	96.1%	96.1%		96.5%		1,539	1.68	29,203
Avalon Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	90.6%	92.8	%(2)	89.8	% (2)	1,521	1.76	79,338
Avalon at Union Square	Union City, CA	208	150,225	8.5	1973/1996	722	96.2%	96.6%		96.1%		1,227	1.64	23,638
Waterford	Hayward, CA	544	452,005	11.1	1985/1986	831	95.8%	96.5%		94.9%		1,231	1.43	63,972
Avalon Warm Springs	Fremont, CA	235	191,935	13.5	1985/1994	817	95.7%	97.1%		93.5	% (2)	1,519	1.81	43,050
Avalon at Dublin Station	Dublin, CA	305	299,335	4.4	2006	981	94.8%	95.3%		95.0%		1,808	1.76	84,431
Avalon Union City	Union City, CA	439	429,892	6.0	2009	979	96.4%	96.2%		94.7%		1,616	1.59	118,751
Avalon Walnut Creek (10)	Walnut Creek, CA	418	410,141	5.3	2010	981	95.2%	91.5	% (3)	32.4	% (3)	1,890	1.76	146,188

San Francisco, CA
Avalon at Cedar Ridge	Daly City, CA	195	141,411	7.0	1972/1997	725	96.4%	97.2%		91.9	% (2)	1,615	2.16	32,518
AVA Nob Hill	San Francisco, CA	185	108,962	1.4	1990/1995	589	97.3%	96.5	% (2)	96.5%		1,964	3.22	33,735

Profile of Current, Development and Unconsolidated Communities (1)

(Dollars in thousands, except per apartment home data)

	City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/11	Average economic occupancy				Average rental rate		Financial reporting cost (5)
								2011		2010		$ per Apt (4)	$ per Sq. Ft.

Crowne Ridge	San Rafael, CA	254	221,780	21.9	1973/1996	873	94.1%	88.6	% (2)	95.9	% (2)	1,588	1.61	45,035
Eaves Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	90.6%	96.4	% (2)	96.5%		1,625	2.03	45,225
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	93.2%	96.6%		95.6%		1,650	1.88	32,783
Avalon Sunset Towers	San Francisco, CA	243	171,836	16.0	1961/1996	707	99.2%	95.6	% (2)	95.2	% (2)	1,991	2.69	36,985
Avalon at Diamond Heights	San Francisco, CA	154	123,047	3.0	1972/1994	799	96.8%	97.0%		94.0	% (2)	1,999	2.43	29,610
Avalon at Mission Bay North	San Francisco, CA	250	240,911	1.4	2003	964	94.4%	96.1%		96.0%		3,224	3.22	94,346
Avalon at Mission Bay III	San Francisco, CA	260	261,169	1.5	2009	1,004	95.0%	95.0%		92.4%		3,296	3.12	147,903

San Jose, CA
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	95.1%	96.5%		95.7%		1,737	1.78	61,241
Eaves San Jose	San Jose, CA	360	322,992	14.0	1985/1996	897	96.4%	95.5	% (2)	97.0%		1,519	1.62	53,042
Avalon on the Alameda	San Jose, CA	305	299,762	8.9	1999	983	93.8%	96.2%		96.7%		2,026	1.98	57,770
Avalon Rosewalk	San Jose, CA	456	448,512	16.6	1997/1999	984	92.1%	95.5%		95.1%		1,729	1.68	80,756
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	13.6	1997	921	94.1%	95.5%		96.1%		1,993	2.07	124,571
Avalon Mountain View (9)	Mountain View, CA	248	211,552	10.5	1986	853	96.0%	96.2%		96.3%		2,107	2.38	58,951
Avalon at Creekside	Mountain View, CA	294	215,680	15.0	1962/1997	734	95.9%	97.1%		96.3%		1,577	2.09	43,806
Avalon at Cahill Park	San Jose, CA	218	218,177	3.8	2002	1,001	95.4%	95.9%		95.7%		2,049	1.96	52,854
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	95.7%	96.1%		96.8%		2,778	2.58	66,472
Eaves San Jose II	San Jose, CA	80	64,428	3.6	2007	805	98.8%	96.2	% (2)	97.3%		1,500	1.79	18,029

SOUTHERN CALIFORNIA
Orange County, CA
AVA Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	91.7%	96.6%		96.2%		1,620	1.85	10,538
Avalon Mission Viejo	Mission Viejo, CA	166	124,500	7.8	1984/1996	750	95.8%	97.1%		95.2%		1,242	1.61	14,202
Eaves South Coast	Costa Mesa, CA	258	207,672	8.9	1973/1996	805	91.1%	93.6	% (2)	95.9	% (2)	1,339	1.56	33,470
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	94.4%	96.3%		95.2%		1,296	1.64	25,904
Avalon at Pacific Bay	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	94.4%	95.5%		94.6%		1,491	1.62	33,424
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	3.5	2009	1,205	94.0%	96.2%		94.8%		2,098	1.67	97,601
Avalon Irvine	Irvine, CA	279	243,157	4.5	2010	872	95.3%	95.5%		88.7	% (3)	1,618	1.77	77,438
The Springs (6)	Corona, CA	320	241,440	13.3	1987/2006	755	92.2%	97.1%		96.4%		1,017	1.31	N/A
Arboretum at Lake Forest	Lake Forest, CA	225	215,319	8.2	1975/2011	957	93.8%	95.5	% (3)	N/A		1,443	1.44	26,334

San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,285	12.9	1969/1997	713	94.3%	96.3%		95.2%		1,412	1.91	68,065
Avalon at Mission Ridge	San Diego, CA	200	208,075	4.0	1960/1997	1,040	96.0%	95.9%		93.5%		1,650	1.52	22,741
AVA Cortez Hill	San Diego, CA	294	226,140	1.2	1973/1998	769	93.2%	95.3	% (2)	94.9%		1,521	1.88	35,564
Avalon Fashion Valley	San Diego, CA	161	183,802	1.8	2008	1,142	94.4%	94.5%		94.8%		2,380	1.73	64,608
Rancho Vallecitos	San Marcos, CA	184	161,352	10.8	1988/2011	877	93.5%	95.2	% (3)	N/A		2,381	1.56	16,662
Milazzo	San Diego, CA	250	191,256	10.2	1986/2011	765	90.8%	94.1	% (3)	N/A		2,382	1.73	33,835

Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,084	14.7	1961/1997	709	94.4%	95.7%		95.5%		1,415	1.91	79,397
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	18.2	1989/1997	897	93.4%	95.8%		95.1%		1,581	1.69	110,658
Avalon at Warner Center	Woodland Hills, CA	227	191,443	6.8	1979/1998	843	96.5%	96.7%		96.1%		1,498	1.72	28,653

Profile of Current, Development and Unconsolidated Communities (1)

(Dollars in thousands, except per apartment home data)

	City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/11	Average economic occupancy				Average rental rate		Financial reporting cost (5)
								2011		2010		$ per Apt (4)	$ per Sq. Ft.

Avalon Glendale (10)	Burbank, CA	223	241,714	5.1	2003	1,084	94.6%	96.2%		95.0%		2,163	1.92	41,714
Avalon Burbank	Burbank, CA	400	360,587	6.9	1988/2002	901	94.3%	95.2%		93.0	% (2)	2,090	2.21	94,591
Avalon Camarillo	Camarillo, CA	249	233,302	9.6	2006	937	94.4%	96.9%		96.5%		1,568	1.62	48,754
Avalon Wilshire	Los Angeles, CA	123	125,093	1.7	2007	1,017	93.5%	94.7%		95.2%		2,502	2.33	47,030
Avalon Encino	Los Angeles, CA	131	131,220	2.0	2008	1,002	96.2%	97.8%		95.5%		2,483	2.42	62,205
Avalon Warner Place	Canoga Park, CA	210	186,402	3.3	2007	888	95.7%	96.4%		96.4%		1,593	1.73	52,869
The Crest at Phillips Ranch	Pomona, CA	501	498,036	32.2	1989/2011	994	91.6%	94.4	% (3)	N/A		1,442	1.37	49,730
Villas at Bonita	San Dimas, CA	102	94,200	5.1	1978/2011	924	99.0%	97.1	% (3)	N/A		1,284	1.35	9,735
Villas at San Dimas Canyon	San Dimas, CA	156	144,669	7.9	1981/2011	927	98.1%	96.3	% (3)	N/A		1,377	1.43	15,002

DEVELOPMENT COMMUNITIES

Avalon Rockville Centre	Rockville Centre, NY	349	349,374	7.1	N/A	1,001	59.0%	27.7%		N/A		3,438	0.95	98,497
AVA Queen Anne	Seattle, WA	203	164,633	1.0	N/A	811	14.8%	8.5%		N/A		1,140	0.12	51,731
Avalon Green Phase II	Greenburgh, NY	444	533,628	68.5	N/A	1,202	20.3%	9.2%		N/A		2,650	0.20	81,385
Avalon Cohasset	Cohasset, MA	220	278,756	62.0	N/A	1,267	31.4%	13.0%		N/A		1,979	0.20	46,868
Avalon Ocean Avenue	San Francisco, CA	173	161,063	1.9	N/A	931	N/A	N/A		N/A		N/A	N/A	43,009
Avalon North Bergen	North Bergen, NJ	164	145,066	2.2	N/A	885	N/A	N/A		N/A		N/A	N/A	27,658
Avalon at Wesmont Station	Wood-Ridge, NJ	266	243,107	4.9	N/A	914	N/A	N/A		N/A		N/A	N/A	39,036
Avalon Park Crest	Tysons Corner, VA	354	288,160	2.8	N/A	814	N/A	N/A		N/A		N/A	N/A	44,795
Avalon Garden City	Garden City, NY	204	287,669	11.3	N/A	1,410	N/A	N/A		N/A		N/A	N/A	29,564
Avalon Andover	Andover, MA	115	133,187	9.1	N/A	1,158	N/A	N/A		N/A		N/A	N/A	19,020
Avalon Exeter (10)	Boston, MA	187	199,910	0.3	N/A	1,069	N/A	N/A		N/A		N/A	N/A	27,918
Avalon Irvine II	Irvine, CA	179	163,218	2.8	N/A	912	N/A	N/A		N/A		N/A	N/A	13,169
AVA Ballard	Seattle, WA	265	189,849	1.4	N/A	716	N/A	N/A		N/A		N/A	N/A	26,979
Avalon Shelton III	Shelton, CT	251	250,282	4.3	N/A	997	N/A	N/A		N/A		N/A	N/A	11,093
Avalon Hackensack (10)	Hackensack, NJ	226	228,260	4.2	N/A	1,010	N/A	N/A		N/A		N/A	N/A	7,217
AVA H Street	Washington, DC	138	94,798	0.7	N/A	687	N/A	N/A		N/A		N/A	N/A	—
Avalon West Chelsea/AVA High Line (10)	New York, NY	715	496,749	1.5	N/A	695	N/A	N/A		N/A		N/A	N/A	52,507
Avalon Natick	Natick, MA	407	369,827	6.5	N/A	909	N/A	N/A		N/A		N/A	N/A	17,492
Avalon Somerset	Somerset, NJ	384	389,392	11.6	N/A	1,014	N/A	N/A		N/A		N/A	N/A	20,871

UNCONSOLIDATED COMMUNITIES

Avalon at Mission Bay North II (9)	San Francisco, CA	313	291,556	1.5	2006	931	94.6%	95.5%		94.5%		3,122	3.20	N/A
Avalon Del Rey (9)	Los Angeles, CA	309	283,183	4.5	2006	916	95.5%	95.9%		95.1%		1,939	2.03	N/A
Avalon Chrystie Place I (9)	New York, NY	361	266,940	1.3	2005	739	96.4%	95.9%		96.3%		4,248	5.51	N/A
Avalon Juanita Village (13)	Kirkland, WA	211	208,063	3.0	2005	986	94.3%	95.1%		93.6%		1,376	1.33	N/A
Avalon Sunset (6)	Los Angeles, CA	82	72,604	0.8	1987/2005	885	95.1%	96.0%		97.8%		1,866	2.02	N/A
Civic Center (6)	Norwalk, CA	192	173,568	8.5	1987/2005	904	98.4%	94.9%		96.6%		1,562	1.64	N/A
Avalon Paseo Place (6)	Fremont, CA	134	105,900	7.0	1987/2005	790	94.0%	96.3%		96.8%		1,458	1.78	N/A
Avalon Yerba Buena (6)	San Francisco, CA	160	125,866	0.9	2000/2006	787	96.9%	96.4%		95.2%		2,985	3.66	N/A
Avalon Skyway (6)	San Jose, CA	348	283,618	18.4	1994/2007	815	94.5%	96.4%		96.3%		1,516	1.79	N/A
South Hills Apartments (6)	West Covina, CA	85	104,600	5.3	1966/2007	1,231	91.8%	96.5%		97.2%		1,711	1.34	N/A
Avalon Lakeside (6)(12)	Chicago, IL	204	162,821	12.4	2004	798	95.1%	95.8%		96.3%		1,041	1.25	N/A
Avalon at Poplar Creek (6)(12)	Chicago, IL	196	178,490	12.8	1986/2005	911	93.9%	96.2%		96.7%		1,209	1.28	N/A

Profile of Current, Development and Unconsolidated Communities (1)

(Dollars in thousands, except per apartment home data)

	City and state	Number of homes	Approx. rentable area (Sq. Ft.)	Acres	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/11	Average economic occupancy				Average rental rate		Financial reporting cost (5)
								2011		2010		$ per Apt (4)	$ per Sq. Ft.
Avalon Lombard (6)	Chicago, IL	256	201,924	13.2	1988/2006	789	97.3%	96.4%		96.9%		1,169	1.43	N/A
Middlesex Crossing (6)	Billerica, MA	252	188,915	13.0	2007	750	94.8%	97.2%		97.5%		1,301	1.69	N/A
Weymouth Place (6)	Weymouth, MA	211	154,957	7.7	1971/2007	734	94.8%	97.4%		96.1%		1,227	1.63	N/A
Avalon Cedar Place (6)	Columbia, MD	156	150,319	17.0	1972/2006	964	96.2%	96.1%		97.0%		1,299	1.30	N/A
Avalon Centerpoint (6)	Baltimore, MD	392	312,356	6.9	2005/2007	797	98.6%	96.8%		94.4%		890	1.87	N/A
Avalon at Aberdeen Station (6)	Aberdeen, NJ	290	296,017	16.8	2002/2006	1,021	95.9%	96.4%		96.3%		1,791	1.69	N/A
Avalon at Rutherford Station (6)	East Rutherford, NJ	108	112,709	1.5	2005/2007	1,044	93.5%	95.8%		97.3%		2,296	2.11	N/A
Avalon Crystal Hill (6)	Pomona, NY	168	215,203	12.1	2001/2007	1,281	92.3%	96.2%		95.5%		2,047	1.54	N/A
Avalon Fair Oaks (11)	Fairfax, VA	491	373,843	13.5	1987/2009	761	94.9%	96.4%		95.7%		1,400	4.00	N/A
Avalon Bellevue Park (11)	Bellevue, WA	220	165,865	1.8	1994/2009	754	95.9%	94.6%		95.5%		1,278	1.60	N/A
Creekside Meadows (11)	Tustin, CA	628	512,022	23.5	1968/2010	815	93.0%	96.0%		94.9	% (3)	1,282	1.51	N/A
Canyonwoods (11)	Lake Forest, CA	140	126,480	9.1	1978/2010	903	94.3%	96.1%		90.5	% (3)	1,305	1.39	N/A
Waterstone Carlsbad (11)	San Diego, CA	448	339,152	29.0	1985/2011	757	91.1%	93.4	% (3)	N/A		1,317	1.62	N/A
Highlands at Rancho San Diego (11)	San Diego, CA	676	587,500	29.3	1985/2011	869	93.3%	95.4	% (3)	N/A		1,409	1.55	N/A
Avalon Rothbury (11)	Gaithersburg, MD	203	226,626	11.8	2006/2010	1,116	95.6%	95.8%		94.6	% (3)	1,496	1.28	N/A
The Apartments at Briarwood (11)	Owings Mills, MD	348	340,868	16.0	1999/2010	980	96.0%	95.6%		95.7	% (3)	1,201	1.17	N/A
Grove Park Apartments (11)	Gaithersburg, MD	684	658,856	39.9	1974/2010	963	93.0%	94.2%		92.6	% (3)	1,264	1.24	N/A
Yale Village (11)	Rockville, MD	210	403,912	14.5	1970/2011	1,923	91.9%	95.4	% (3)	N/A		2,030	1.01	N/A
Fox Run Apartments (11)	Plainsboro, NJ	776	553,320	46.4	1973/2010	713	94.8%	95.3%		100.0	% (3)	1,075	1.44	N/A
Captain Parker Arms (11)	Lexington, MA	94	88,680	9.0	1965/2011	943	93.6%	98.4	% (3)	N/A		1,862	1.94	N/A

(1)	We own a fee simple interest in the communities listed, excepted as noted below.
(2)	Represents a community that was under redevelopment during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.
(3)	Represents a community that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.
(4)	Represents the average rental revenue per occupied apartment home.
(5)	Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2011. Financial reporting costs are excluded for unconsolidated communities, see Note 6, “Investments in Real Estate Entities.”
(6)	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.
(7)	We own a general partnership interest in a partnership that owns a fee simple interest in this community.
(8)	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.
(9)	We own a membership interest in a limited liability company that holds a fee simple interest in this community.
(10)	Community is located on land subject to a land lease.
(11)	We own a 31.3% combined general partnership and indirect limited partner equity interest in this community.
(12)	Fund I sold these communities in 2012.
(13)	We own a residual profits interest in a LLC which owns this community.

Development Communities

As of December 31, 2011, we had 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,244 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,464,700,000. In addition, the land for three Development Communities that we control under long-term land lease agreements are subject to future minimum rental amounts of approximately $8,300,000 per year in aggregate. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with development activity and our discussion under Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of our 2012 outlook for development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Construction start	Initial occupancy (2)	Estimated completion	Estimated stabilization (3)

1.	Avalon Rockville Centre	349	$109.7	Q1 2010	Q2 2011	Q3 2012	Q1 2013
	Rockville Centre, NY
2.	AVA Queen Anne	203	54.7	Q3 2010	Q4 2011	Q2 2012	Q4 2012
	Seattle, WA
3.	Avalon Green II	444	107.8	Q3 2010	Q3 2011	Q4 2012	Q2 2013
	Greenburgh, NY
4.	Avalon Cohasset	220	54.8	Q4 2010	Q3 2011	Q2 2012	Q4 2012
	Cohasset, MA
5.	Avalon at Wesmont Station I	266	62.5	Q4 2010	Q1 2012	Q4 2012	Q2 2013
	Wood-Ridge, NJ
6.	Avalon Ocean Avenue	173	61.1	Q4 2010	Q2 2012	Q4 2012	Q2 2013
	San Francisco, CA
7.	Avalon North Bergen	164	44.0	Q4 2010	Q2 2012	Q3 2012	Q1 2013
	North Bergen, NJ
8.	Avalon Park Crest	354	77.6	Q4 2010	Q3 2012	Q2 2013	Q4 2013
	Tysons Corner, VA
9.	Avalon Garden City	204	68.0	Q2 2011	Q1 2012	Q4 2012	Q2 2013
	Garden City, NY
10.	Avalon Andover	115	26.8	Q2 2011	Q2 2012	Q3 2012	Q1 2013
	Andover, MA
11.	Avalon Exeter (4)	187	114.0	Q2 2011	Q3 2013	Q1 2014	Q3 2014
	Boston, MA
12.	Avalon Irvine II	179	46.2	Q3 2011	Q1 2013	Q2 2013	Q4 2013
	Irvine, CA
13.	AVA Ballard	265	68.8	Q3 2011	Q2 2013	Q3 2013	Q1 2014
	Seattle, WA
14.	Avalon Shelton III	251	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
15.	Avalon Hackensack (4)	226	47.2	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ
16.	AVA H Street	138	35.1	Q4 2011	Q4 2012	Q2 2013	Q4 2013
	Washington, D.C.
17.	Avalon West Chelsea/AVA High Line (4)	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
18.	Avalon Natick	407	82.9	Q4 2011	Q2 2013	Q2 2014	Q4 2014
	Natick, MA
19.	Avalon Somerset	384	79.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ

	Total	5,244	$1,464.7

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs or land lease costs through construction completion, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.
(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.
(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.
(4)	Development Community subject to a long-term ground lease.

Redevelopment Communities

As of December 31, 2011, we had 13 consolidated communities, including two phases of a community being redeveloped under a single project, under redevelopment. We expect the total capitalized cost to redevelop these communities to be $126,700,000, excluding costs prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, for redevelopment communities we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate continuing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1a., “Risk Factors,” for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities (1):

		Number of	Total cost ($ millions)			Estimated	Estimated
		apartment homes	Pre-redevelopment cost	Total capitalized cost (1)	Reconstruction Start	reconstruction completion	restabilized operations (2)

1.	Eaves San Rafael	254	$33.1	$46.8	Q4 2010	Q2 2012	Q4 2012
	San Rafael, CA
2.	Avalon Cove	504	93.7	113.6	Q4 2010	Q2 2012	Q4 2012
	Jersey City, NJ
3.	Avalon Sunset Towers	243	28.9	42.0	Q4 2010	Q3 2013	Q1 2014
	San Francisco, CA
4.	Eaves Foster City	288	44.2	51.4	Q3 2011	Q4 2012	Q2 2013
	Foster City, CA
5.	AVA Ballston	344	39.2	53.1	Q3 2011	Q1 2013	Q3 2013
	Arlington, VA
6.	Eaves Santa Margarita (3)	301	25.0	32.3	Q3 2011	Q1 2013	Q3 2013
	Rancho Santa Margarita, CA
7.	Avalon Wilton (3)	102	17.3	22.9	Q4 2011	Q3 2012	Q1 2013
	Wilton, CT
8.	Avalon at Lexington (3)	198	17.1	25.0	Q4 2011	Q3 2012	Q1 2013
	Lexington, MA
9.	AVA Newport (3)	145	10.4	16.0	Q4 2011	Q4 2012	Q2 2013
	Costa Mesa, CA
10.	Avalon at Center Place (3)	225	30.6	37.3	Q4 2011	Q4 2012	Q2 2013
	Providence, RI
11.	AVA Cortez Hill	294	34.7	45.2	Q4 2011	Q4 2012	Q2 2013
	San Diego, CA
12.	Eaves San Jose (4)	440	71.0	86.3	Q4 2011	Q2 2013	Q4 2013
	San Jose, CA

	Total	3,338	$445.2	$571.9

(1)	Total capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all as determined in accordance with GAAP.
(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
(3)	The scope of the work completed during 2011 did not impact the occupancy or rental income therefore these communities are included in the Established Community portfolio.
(4)	The scope of work includes 360 apartment homes at the first phase of this community and 80 apartment homes at the second phase.

Development Rights

At December 31, 2011, we had $325,918,000 in acquisition and related capitalized costs for land parcels we own, and $24,770,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 32 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2011 includes $260,684,000 in original land acquisition costs. We also have $27,707,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-K. The original land acquisition cost per home, including our obligation under the Commitment, ranged from $9,000 per home in Connecticut to $149,000 per home in New York City. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,012 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 17 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the 15 remaining Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions regarding the initial selection of a Development Right, and whether or not to continue to invest in a Development Right, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Initial development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2011, we incurred a charge of approximately $1,957,000 of pre-development cost for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Section 1a., “Risk Factors,” for a discussion of the risks associated with Development Rights.

Location	Number of rights	Estimated number of homes	Total capitalized cost ($ millions) (1)

Boston, MA	3	1,032	$303

Fairfield-New Haven, CT	3	530	107

New York, NY (2)	3	1,443	595

New Jersey	8	1,938	416

Long Island, NY	1	303	76

Washington, DC Metro	3	1,108	272

Seattle, WA	3	765	163

San Jose, CA	1	250	76

Oakland-East Bay, CA	2	505	149

San Francisco, CA	2	455	202

Los Angeles, CA	2	479	167

San Diego, CA	1	204	55

Total	32	9,012	$2,581

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.
(2)	Includes development rights in Westchester County and Rockland County, NY

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2011, we acquired 14 land parcels for development, as shown in the table below, for an aggregate purchase price of approximately $212,256,000. For 13 of the 14 parcels construction has either started or will start within the next 12 months.

		Estimated number of apartment homes	Total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Green II	444	$107.8	January 2011
	Greenburgh, NY
2.	Avalon Dublin Station II & III	505	149.5	April 2011
	Dublin, CA
3.	Avalon Wesmont Station I	266	62.5	April 2011
	Wood-Ridge, NJ
4.	Avalon Huntington Station	303	76.1	June 2011
	Huntington Station, NY
5.	Avalon Shelton III	251	47.9	July 2011
	Shelton, CT
6.	Avalon Natick	407	82.9	July 2011
	Natick, MA
7.	Avalon East Norwalk	240	45.6	July 2011
	Norwalk, CT
8.	Avalon Somerset	384	79.5	September 2011
	Somerset, NJ
9.	Avalon Bloomingdale	174	30.4	September 2011
	Bloomingdale, NJ
10.	Avalon University District	284	75.6	September 2011
	Seattle, WA
11.	AVA H Street	138	35.1	October 2011
	Washington, DC
12.	Avalon Willoughby Square	861	463.0	November 2011
	Brooklyn, NY
13.	Avalon Mosaic	531	121.0	December 2011
	Merrifield, VA
14.	Avalon Morrison Park	250	75.6	December 2011
	San Jose, CA

	Total	5,038	$1,452.5

(1)	Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $52,088,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.

i) The land that we originally acquired for future development has an original cost of $60,821,000, and a current carrying value of $31,989,000, and is comprised of four parcels originally intended for the development of approximately 1,800 apartment homes. The current carrying value of these land parcels reflects impairment charges of $28,832,000 incurred in 2011 and prior periods.

ii) The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $20,099,000, which reflects impairment charges of $8,341,000 incurred in prior periods.

We believe that the current carrying value of $52,088,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Recent Disposition Activity

We (i) sell assets when they do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into development activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2011 to January 31, 2012, we sold our interest in three wholly-owned communities, containing 1,313 apartment homes. The aggregate gross sales price for these assets was $258,490,000.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $75,000,000 of coverage. Earthquake coverage outside of California and Washington is subject to a $100,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,400,000.

On January 15, 2011, we elected to extend our property insurance policy for a new 16 month term in order to take advantage of market conditions. As a result, our property insurance premium decreased by approximately 10% with no material changes in coverage. Market conditions in 2012 are less favorable than when we last renewed our property insurance coverage and we expect an increase in insurance costs when we renew this policy in May 2012.

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

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2011 and 2010, as reported by the NYSE. On January 31, 2012 there were 781 holders of record of an aggregate of 95,208,685 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2011			2010
	Sales Price		Dividends	Sales Price		Dividends
	High	Low	declared	High	Low	declared
Quarter ended March 31	$121.65	$108.21	$0.8925	$89.79	$71.75	$0.8925
Quarter ended June 30	$133.81	$117.59	$0.8925	$110.16	$85.08	$0.8925
Quarter ended September 30	$139.89	$113.27	$0.8925	$112.92	$88.85	$0.8925
Quarter ended December 31	$136.37	$107.58	$0.8925	$116.09	$103.17	$0.8925

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

In February 2012, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2012 of $0.97 per share, an 8.7% increase over the previous quarterly dividend per share of $0.8925. The dividend will be payable on April 16, 2012 to all common stockholders of record as of March 30, 2012.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
Month Ended October 31, 2011	—	—	—	$200,000
Month Ended November 30, 2011	—	—	—	$200,000
Month Ended December 31, 2011	—	—	—	$200,000

(1)	Includes shares surrendered to the Company in connection with employee stock option exercises or vesting of restricted stock as payment of exercise price or as payment of taxes.
(2)	As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

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

	For the year ended
	12-31-11	12-31-10	12-31-09	12-31-08	12-31-07
Revenue:
Rental and other income	$959,055	$866,651	$822,596	$786,038	$700,456
Management, development and other fees	9,656	7,354	7,328	6,568	6,142

Total revenue	968,711	874,005	829,924	792,606	706,598

Expenses:
Operating expenses, excluding property taxes	265,886	254,776	246,251	233,447	207,182
Property taxes	95,515	91,145	81,493	71,705	65,174
Interest expense, net	168,179	170,349	145,462	111,238	92,168
(Gain) loss on extinguishment of debt, net	1,940	—	25,910	(1,839)	—
Depreciation expense	246,666	227,878	204,481	178,593	152,720
General and administrative expense	29,371	26,846	28,748	42,781	28,494
Impairment loss - land holdings	14,052	—	21,152	57,899	—

Total expenses	821,609	770,994	753,497	693,824	545,738

Equity in income of unconsolidated entities	5,120	762	1,441	4,566	59,169
Gain on sale of land	13,716	—	4,830	—	545

Income from continuing operations	165,938	103,773	82,698	103,348	220,574
Discontinued operations:
Income from discontinued operations	(5,658)	(3,768)	7,689	22,497	32,684
Gain on sale of communities	281,090	74,074	63,887	284,901	106,487

Total discontinued operations	275,432	70,306	71,576	307,398	139,171

Net income	441,370	174,079	154,274	410,746	359,745
Net (income) loss attributable to noncontrolling interests	252	1,252	1,373	741	(1,585)

Net income attributable to the Company	441,622	175,331	155,647	411,487	358,160
Dividends attributable to preferred stock	—	—	—	(10,454)	(8,700)

Net income attributable to common stockholders	$441,622	$175,331	$155,647	$401,033	$349,460

Per Common Share and Share Information:

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$1.84	$1.24	$1.05	$1.22	$2.67
Discontinued operations attributable to common stockholders	3.05	0.84	0.89	3.99	1.76

Net income attributable to common stockholders	$4.89	$2.08	$1.94	$5.21	$4.43

Weighted average shares outstanding - basic (1)	89,922,465	83,859,936	79,951,348	76,783,515	78,680,043

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$1.84	$1.24	$1.04	$1.21	$2.64
Discontinued operations attributable to common stockholders	3.03	0.83	0.89	3.96	1.74

Net income attributable to common stockholders	$4.87	$2.07	$1.93	$5.17	$4.38

Weighted average shares outstanding - diluted (2)	90,777,462	84,632,869	80,599,657	77,578,852	79,856,927

Cash dividends declared (3)	$3.57	$3.57	$3.57	$3.57	$3.40

(1)	Amounts do not include unvested restricted shares included in the calculation of Earnings per Share. Please refer to Note 1, “Organization and Basis of Presentation – Earnings per Common Share” of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.
(2)	Weighted average common shares outstanding – diluted for 2008 includes the impact of approximately 2.6 million common shares issued under the special dividend declared on December 17, 2008.
(3)	Does not include the special dividend of $1.8075 per share, which was declared on December 17, 2008, and paid in the form of shares of the Company’s common stock.

	For the year ended
	12-31-11	12-31-10	12-31-09	12-31-08	12-31-07

Other Information:
Net income attributable to the Company	$441,622	$175,331	$155,647	$411,487	$358,160
Depreciation - continuing operations	246,666	227,878	204,481	178,593	152,720
Depreciation - discontinued operations	3,603	5,064	13,805	20,859	29,005
Interest expense, net - continuing operations (1)	170,119	170,349	171,372	109,399	92,168
Interest expense, net - discontinued operations	4,443	4,860	5,542	6,969	6,064

EBITDA (2)	$866,453	$583,482	$550,847	$727,307	$638,117

Funds from Operations (3)	$414,482	$338,353	$315,841	$315,947	$368,057
Number of Current Communities (4)	181	172	165	164	163
Number of apartment homes	53,294	51,245	47,926	45,728	45,932

Balance Sheet Information:
Real estate, before accumulated depreciation	$9,288,496	$8,661,211	$8,360,091	$8,002,487	$7,556,740
Total assets	$8,482,390	$7,821,488	$7,457,605	$7,174,353	$6,736,484
Notes payable and unsecured credit facilities	$3,632,296	$4,067,657	$3,974,872	$3,674,457	$3,208,202

Cash Flow Information:
Net cash flows provided by operating activities	$429,391	$332,106	$376,581	$386,084	$454,874
Net cash flows used in investing activities	$(443,141)	$(298,936)	$(333,559)	$(266,309)	$(809,247)
Net cash flows (used in) provided by financing activities	$326,233	$167,565	$(4,285)	$(75,111)	$366,360

Notes to Selected Financial Data

(1)	Interest expense, net includes any loss or gain incurred from the extinguishment of debt.

(2)	EBITDA is defined as net income before interest income and expense, income taxes, depreciation and amortization from both continuing and discontinued operations. Under this definition, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with GAAP), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

(3)	We generally consider Funds from Operations, or “FFO,” as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	extraordinary gains or losses (as defined by GAAP);

•	cumulative effect of change in accounting principle;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures.

In January 2012, NAREIT modified the definition of FFO to exclude impairment write-downs of investments in affiliates due to a decrease in value of depreciable real estate assets held by those affiliates. Our 2009 FFO has been restated to reflect this new guidance, to include an adjustment of $2,600 related to our proportionate share of an impairment write down of an affiliate due to the decrease in value of depreciable real estate assets.

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

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data):

	For the year ended
	12-31-11	12-31-10	12-31-09	12-31-08	12-31-07

Net income attributable to the Company	$441,622	$175,331	$155,647	$411,487	$358,160
Dividends attributable to preferred stock	—	—	—	(10,454)	(8,700)
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	256,986	237,041	221,415	203,082	184,731
Distributions to noncontrolling interests, including discontinued operations	27	55	66	216	280
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(3,063)	—	—	(3,483)	(59,927)
Write-down of investment in unconsolidated real estate entities	—	—	2,600	—	—
Gain on sale of previously depreciated real estate assets	(281,090)	(74,074)	(63,887)	(284,901)	(106,487)

Funds from Operations attributable to common stockholders	$414,482	$338,353	$315,841	$315,947	$368,057

Weighted average shares outstanding - diluted	90,777,462	84,632,869	80,599,657	77,578,852	79,856,927

FFO per common share - diluted	$4.57	$4.00	$3.92	$4.07	$4.61

(4)	Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capitalized terms used without definitions have the meaning as provided elsewhere in this Form 10-K.

Executive Overview

Business Description

We are primarily engaged in developing, acquiring, owning and operating apartment communities in high barrier to entry markets of the United States. We believe that apartment communities are an attractive long-term investment opportunity compared to other real estate investments, because a broad potential resident base should help reduce demand volatility over a real estate cycle. However, throughout the real estate cycle, apartment market fundamentals, and therefore operating cash flows, are affected by overall economic conditions. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in high barrier to entry markets; operating apartment communities; and selling communities when pricing is attractive or when they no longer meet our long-term investment strategy. Barriers to entry in our markets generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply.

Our strategy is to be a leader in multifamily market research, consumer insight, and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing submarkets of the United States. Our communities are predominately upscale, which generally command among the highest rents in their markets. We also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are currently located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Midwest, the Pacific Northwest, and the Northern and Southern California regions of the United States. At the present time, we are no longer pursuing development or acquisition opportunities in the Midwest region, and we are currently marketing for sale, or have executed a sales contract, for two apartment communities, which includes one for Fund I, and a land parcel located in that region. Should these assets sell during 2012, we would no longer have an investment interest in the Midwest region.

Financial Highlights and Outlook

For the year ended December 31, 2011, net income attributable to common stockholders was $441,622,000 compared to $175,331,000 for 2010, an increase of 151.9%. The increase was due primarily to increased gains on sale of communities in 2011 as compared to 2010 as well as from an increase in net operating income (“NOI”) from both Established and newly stabilized communities.

Apartment fundamentals improved throughout 2011 as compared to 2010, driven by a combination of a decline in the home ownership rate, modest employment growth and limited supply of new multifamily rental product. Full year 2011 Established Communities NOI increased 8.4% over the prior year across all of our markets as a result of an increase in rental revenue and a decrease in operating expenses.

We expect that Earnings per share – diluted (“EPS”) will increase to between $4.90 and $5.20 for 2012 from $4.87 in 2011, driven primarily by expected gains from the disposition of real estate and the continued improvement in revenue and NOI from our Established Communities in 2012. This positive outlook is as of the date that this Form 10-K is filed and reflects our expectations for (i) moderate, but accelerated job growth and population growth, particularly in the age groups that have historically demonstrated a higher propensity to rent, (ii) the expected weak but moderating conditions in the for-sale housing market during 2012, and (iii) constrained levels of new supply. Our current financial outlook for 2012 provides for growth in rental revenue of between 5.0% and 6.5% in our Established Community portfolio resulting in a projected NOI growth for our Established Communities of 6.0% to 8.0%. Expense growth also impacts growth in NOI, and we continue to monitor and manage operating expenses to constrain expense growth. We expect operating expenses to increase between 2.5% and 3.5% in 2012 over 2011. These projections are based on our outlook for employment conditions and apartment market fundamentals in 2012, both nationally and in the markets where we operate, the individual demand/supply characteristics of each submarket in which we operate and assessment of each community’s potential performance for the upcoming year. We do not undertake a duty to update our outlook, and there can be no assurance that our outlook for economic conditions and/or their impact on our operating results will be accurate, and actual results could differ materially. Please see “Risk Factors,” “Forward-Looking Statements” and other discussions in this report on Form 10-K for a discussion of factors which could affect our results of operations.

During 2011, we successfully raised approximately $1,265,000,000 of capital through sales of common equity in the public markets and asset sales. Proceeds were used to fund current investment activities, prefund planned investment activity, and combined with cash already on hand, to repay higher cost secured and unsecured debt, while retaining substantial cash balances for general corporate purposes. We believe that our current capital structure will provide financial flexibility to access capital on attractive terms. The funds raised from dispositions consist of the proceeds from the sale of three communities and three land parcels for a gross sales price of $292,965,000. We expect to see continued strong investor demand for quality multifamily assets in 2012, due in part to the liquidity in the capital markets and constrained supply of quality multifamily assets resulting from the decline in development activity in 2008 and 2009 in all markets.

We increased development activity during 2011 from the prior year in anticipation of the further improvement in the economy and apartment fundamentals, and believe that our development activity will continue to create long-term value. During 2011, we completed the development of six communities for an aggregate total capitalized cost of $297,100,000 which represents a savings from the original budgeted capitalized cost of $12,100,000. We started the development of 11 communities, which are expected to be completed for an estimated total capitalized cost of $892,500,000. In addition, during 2011 we completed the redevelopment of seven communities for a total investment of $67,500,000, excluding costs incurred prior to the redevelopment.

During 2012, we expect to use our core competency in development to deliver new assets into the favorable market conditions expected in 2012 and 2013. We anticipate new development starts in 2012 with a total projected capitalized cost of $1,000,000,000 to $1,200,000,000. During 2012, we expect to invest between $750,000,000 and $850,000,000 related to the 19 communities under development at December 31, 2011, new development starts, and anticipated acquisitions of land for future development. Consistent with this view, we also expect to maintain our current level of redevelopment activity for our wholly-owned communities in 2012, during which we expect to start redevelopment of five wholly-owned communities, and invest between $100,000,000 and $150,000,000 in the redevelopment of communities.

We believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) provides us with flexibility in our capital raising activities. We expect to meet our liquidity needs from the issuance of unsecured debt and/or common and preferred equity and/or secured debt, as well as from disposition proceeds, joint venture investments or from retained cash and that these sources will provide adequate access to the capital necessary to fund our development and redevelopment activities during 2012.

We also increase our direct and indirect interests in communities through acquisitions. In 2011, we completed an asset exchange with another apartment owner. Through this transaction, we exchanged three existing communities and a small land parcel for six operating communities and $26,000,000 in cash. The communities we provided to our exchange counterparty consisted of two properties and a small land parcel located in metropolitan Boston and one property located in San Francisco. In exchange we received six operating communities in Southern California (Los Angeles, Orange County and San Diego). This transaction is consistent with our desire to increase our presence in Southern California, providing us with a larger portfolio of assets in the region at multiple price points that we believe will perform better than other US markets over the current operating cycle.

Also in 2011, we acquired Fairfax Towers for our wholly-owned portfolio. Fairfax Towers is a high-rise community consisting of 415 apartment homes, located in Falls Church, VA, and was acquired for a purchase price of $89,200,000.

In February 2012, we acquired for our wholly-owned portfolio, The Mark Pasadena, located in Pasadena, CA. The Mark Pasadena contains 84 apartment homes and was acquired for $19,400,000.

During 2012, we expect to be active in both acquisition and disposition activity for our wholly-owned portfolio. While this activity pertains primarily to portfolio shaping and repositioning, and is currently expected to have a nominal impact on our net capital position, we expect the dispositions to occur largely in the first half of the year and the acquisitions are expected to be weighted more towards the second half of the year.

We established Fund I and Fund II to engage in acquisition programs through discretionary investment funds. We believe this investment format provides the following attributes: (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) visibility into the transactions occurring in multifamily assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I and we have made an equity investment of approximately $42,100,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.15% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Fund I has a term that expires in March 2015, plus two one-year extension options.

During 2011, Fund I sold two communities:

•	Avalon Columbia, located in Columbia, Maryland, for $34,650,000 and

•	Avalon Redondo Beach, located in Redondo Beach, California, for $33,100,000.

Fund I recognized an aggregate gain under GAAP of $22,246,000 from the sale of these communities, of which our share was $3,063,000.

In addition, Fund I sold two communities in 2012. Avalon Lakeside, located in Chicago, Illinois, was sold for $20,500,000; and Avalon at Poplar Creek, also located in Chicago, Illinois, was sold for $27,200,000.

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000, representing a 31.25% combined general partner and limited partner equity interest. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II served as the exclusive vehicle, with some exceptions, through which we acquired investment interests in apartment communities until August 2011. While the investment period for Fund II closed in August 2011, additional acquisitions may occur for active acquisition candidates identified prior to the end of the investment period. In 2012, we expect Fund II to acquire its final operating community, which was an active acquisition candidate at the end of the investment period for Fund II.

We will receive, in addition to any returns on our invested equity, asset management fees, property management fees and redevelopment fees. We will also receive a promoted interest if certain return thresholds are met. During the year ended December 31, 2011, subsidiaries of Fund II acquired the following four operating communities:

•	Waterstone Carlsbad, a garden-style community consisting of 448 apartment homes located in Carlsbad (San Diego County), CA was acquired for a purchase price of $78,100,000;

•	Yale Village Townhomes, a garden-style community consisting of 210 townhomes located in Rockville, MD was acquired for a purchase price of $49,500,000;

•	Captain Parker Arms, a garden-style community consisting of 94 apartment homes located in Lexington, MA was acquired for a purchase price of $20,850,000; and

•

Highlands at Rancho San Diego, consisting of 676 apartment homes located in San Diego, CA was acquired for a purchase price of $124,000,000. In conjunction with the acquisition, Fund II extinguished an outstanding mortgage note secured by the community, incurring a prepayment penalty, of which the Company’s proportionate share was approximately $950,000.

We are not presently pursuing the formation of a new, third fund, preferring at this time to maintain flexibility in shaping our portfolio of wholly-owned assets through acquisitions and dispositions.

Communities Overview

As of December 31, 2011, we owned or held a direct or indirect ownership interest in 200 apartment communities containing 58,538 apartment homes in ten states and the District of Columbia, of which 19 communities were under construction and 13 communities were under reconstruction. Of these communities, 32 were owned by entities that were not consolidated for financial reporting purposes, including 16 owned by subsidiaries of Fund I and 12 owned by subsidiaries of Fund II. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 32 wholly-owned communities that, if developed in the manner expected, will contain an estimated 9,012 apartment homes.

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2011, 2010 and 2009 follows (dollars in thousands):

	2011	2010	$ Change	% Change	2010	2009	$ Change	% Change

Revenue:
Rental and other income	$959,055	$866,651	$92,404	10.7%	$866,651	$822,596	$44,055	5.4%
Management, development and other fees	9,656	7,354	2,302	31.3%	7,354	7,328	26	0.4%

Total revenue	968,711	874,005	94,706	10.8%	874,005	829,924	44,081	5.3%

Expenses:
Direct property operating expenses, excluding property taxes	217,580	210,924	6,656	3.2%	210,924	199,006	11,918	6.0%
Property taxes	95,515	91,145	4,370	4.8%	91,145	81,493	9,652	11.8%

Total community operating expenses	313,095	302,069	11,026	3.7%	302,069	280,499	21,570	7.7%

Corporate-level property management and other indirect operating expenses	40,213	37,287	2,926	7.8%	37,287	37,559	(272)	(0.7%)
Investments and investment management expense	5,126	3,824	1,302	34.0%	3,824	3,844	(20)	(0.5%)
Expensed development and other pursuit costs	2,967	2,741	226	8.2%	2,741	5,842	(3,101)	(53.1%)
Interest expense, net	168,179	170,349	(2,170)	(1.3%)	170,349	145,462	24,887	17.1%
Loss on extinguishment of debt, net	1,940	—	1,940	N/A	—	25,910	(25,910)	(100.0%)
Depreciation expense	246,666	227,878	18,788	8.2%	227,878	204,481	23,397	11.4%
General and administrative expense	29,371	26,846	2,525	9.4%	26,846	28,748	(1,902)	(6.6%)
Impairment loss	14,052	—	14,052	N/A	—	21,152	(21,152)	(100.0%)
Gain on sale of land	(13,716)	—	(13,716)	N/A	—	(4,830)	4,830	N/A

Total other expenses	494,798	468,925	25,873	5.5%	468,925	468,168	757	0.2%

Equity in income of unconsolidated entities	5,120	762	4,358	571.9%	762	1,441	(679)	(47.1%)

Income from continuing operations	165,938	103,773	62,165	59.9%	103,773	82,698	21,075	25.5%

Discontinued operations:
Income from discontinued operations	(5,658)	(3,768)	(1,890)	50.2%	(3,768)	7,689	(11,457)	(149.0%)
Gain on sale of communities	281,090	74,074	207,016	279.5%	74,074	63,887	10,187	15.9%

Total discontinued operations	275,432	70,306	205,126	291.8%	70,306	71,576	(1,270)	(1.8%)

Net income	441,370	174,079	267,291	153.5%	174,079	154,274	19,805	12.8%
Net loss attributable to noncontrolling interests	252	1,252	(1,000)	(79.9%)	1,252	1,373	(121)	(8.8%)

Net income attributable to common stockholders	$441,622	$175,331	$266,291	151.9%	$175,331	$155,647	$19,684	12.6%

Net income attributable to common stockholders increased $266,291,000, or 151.9%, to $441,622,000 in 2011 primarily due to an increase in gain on sale of communities and increased NOI in 2011 over 2010. Net income attributable to common stockholders increased $19,684,000, or 12.6% in 2010 over 2009 due primarily to an increase in gains on sale of real estate in 2010 and impairment losses recognized in 2009, with no comparable activity in 2010, as well as an increase in NOI in 2010 over 2009.

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

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2011, 2010 and 2009 to net income for each year, are as follows (dollars in thousands):

	For the year ended
	12-31-11	12-31-10	12-31-09

Net income	$441,370	$174,079	$154,274
Indirect operating expenses, net of corporate income	30,550	30,246	30,315
Investments and investment management expense	5,126	3,824	3,844
Expensed development and other pursuit costs	2,967	2,741	5,842
Interest expense, net	168,179	170,349	145,462
Loss on extinguishment of debt, net	1,940	—	25,910
General and administrative expense	29,371	26,846	28,748
Equity in income of unconsolidated entities	(5,120)	(762)	(1,441)
Depreciation expense	246,666	227,878	204,481
Impairment loss - land holdings	14,052	—	21,152
Gain on sale of real estate assets	(294,806)	(74,074)	(68,717)
(Income) loss from discontinued operations	5,658	3,768	(7,689)

Net operating income	$645,953	$564,895	$542,181

The NOI increases for both 2011 and 2010, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	Full Year 2011	Full Year 2010

Established Communities	$36,187	$(11,896)

Other Stabilized Communities	21,580	24,154

Development and Redevelopment Communities	23,291	10,412

Total	$81,058	$22,670

The NOI increase for Established Communities in 2011 is due to a combination of increased rental revenues and decreased operating expenses. During 2011, we experienced sequential quarterly increases in rental rates, while maintaining occupancy of at least 95% in all regions. In addition, we experienced favorable trends in operating expenses, primarily property taxes and utilities.

Rental and other income increased in both 2011 and 2010 as compared to the prior years due to additional rental income generated from newly developed and acquired communities and increases in rental rates at our Established Communities.

Overall Portfolio – The weighted average number of occupied apartment homes increased to 42,613 apartment homes for 2011 as compared to 40,489 homes for 2010 and 38,233 homes for 2009. The increase in 2011 over 2010 is due to homes available from newly developed and acquired communities, offset partially by communities sold during 2011. The weighted average monthly revenue per occupied apartment home increased to $1,911 for 2011 as compared to $1,823 in 2010 and $1,910 in 2009.

Established Communities – Rental revenue increased $33,335,000, or 5.1%, for 2011 and decreased $6,137,000 or 0.9%, for 2010 as compared to the prior year. For 2011, the weighted average monthly revenue per occupied apartment home increased 5.1% to $1,939 compared to $1,845 in 2010 driven by an increase in rental rates. Average economic occupancy for 2011 remained at 96.0% consistent with 2010. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in rental revenue for all of our Established Communities regions in 2011 as compared to the prior year as discussed in more detail below.

The Metro New York/New Jersey region, which accounted for approximately 28.3% of Established Community rental revenue for 2011, experienced an increase in rental revenue of 4.3% for 2011 as compared to 2010. Average rental rates increased 4.3% to $2,427 over 2010 and economic occupancy was unchanged at 96.1% during 2011. An improving economy, favorable demographic trends and a minimal amount of competitive new supply supported positive results in 2011 over the prior year. Despite concerns about the near-term recovery in the region’s large financial services industry, the Metro New York/New Jersey region has experienced growth in other sectors (including technology) which has supported demand for rental housing. We anticipate the New York City market will continue to outperform suburban submarkets in 2012. New rental deliveries are expected to remain minimal in 2012 but we are anticipating completion and delivery of competitive new supply in certain New York City markets in 2013.

The New England region accounted for approximately 24.6% of the Established Community rental revenue for 2011 and experienced a rental revenue increase of 5.5% over the prior year. Average rental rates increased 5.6% to $2,014, offset partially by a decrease in economic occupancy of 0.1% to 96.1% for 2011, as compared to 2010. Job growth from the region’s large technology sector and a low volume of new multifamily supply contributed to the improvement in apartment market conditions. Job growth in the Boston area was broad-based, but southwest Connecticut lagged given greater dependence on the financial services and manufacturing sectors. Similar conditions are expected in 2012. With large defense contractors headquartered in the region, the potential for job cutbacks in the defense sector may negatively impact market fundamentals in 2012.

The Mid-Atlantic/Midwest region, which represented approximately 15.9% of Established Community rental revenue during 2011, experienced an increase in rental revenue of 4.7% as compared to 2010. Average rental rates increased by 5.3% to $1,814, while economic occupancy decreased 0.6% to 95.5% for 2011 as compared to 2010. The Mid-Atlantic region’s economy, which is highly dependent on government and government-contractors, is expected to underperform other regions as impacts from the current focus on controlling government spending take effect. At the same time, a significant amount of new rental supply is expected to be delivered in 2012 and 2013 in certain submarkets which will compete with existing product.

Northern California accounted for approximately 14.9% of the Established Community rental revenue for 2011 and experienced a rental revenue increase of 7.2% from the prior year. Average rental rates increased 7.0% to $1,849, and economic occupancy increased 0.2% to 96.1% for 2011 as compared to 2010. Strong renter demand is being fueled by job growth in the region’s large high-tech sector, unaffordable home prices and a lack of competitive new rental supply. We expect the region’s solid apartment market fundamentals will continue during 2012. We anticipate competitive new supply will be delivered in 2013 but will be limited to certain submarkets.

Southern California accounted for approximately 10.9% of the Established Community rental revenue for 2011 and experienced a rental revenue increase of 3.9% from the prior year. Average rental rates increased 3.1% to $1,626, and economic occupancy increased 0.8% to 96.1% for 2011 as compared to 2010. Apartment market conditions are improving in the region as job growth resumes in line with a strengthening U.S. economy. We anticipate that stronger job growth in the region during 2012, combined with minimal new supply, favorable demographics and a continued weak housing market will support stronger rental revenue growth.

The Pacific Northwest region accounted for approximately 5.4% of the Established Community rental revenue for 2011 and experienced a rental revenue increase of 5.1% from the prior year. Average rental rates increased 5.4% to $1,304, offset partially by a decrease in economic occupancy of 0.3% to 94.9% for 2011 as compared to 2010. Job growth in the region is broad-based, driven by improvement in both aerospace and technology. Population growth and limited competition from both new rental supply and home purchases are expected to support continued strong rental revenue growth. New rental deliveries will be modest in 2012 but we expect an increase in 2013 in certain submarkets.

Management, development and other fees increased $2,302,000, or 31.3%, in 2011 over 2010. The increase in 2011 was due primarily to increased asset management fees and property management fees from Fund II.

Direct property operating expenses, excluding property taxes increased $6,656,000, or 3.2% in 2011 and increased $11,918,000, or 6.0% for 2010 as compared to the prior years, primarily due to the addition of recently developed apartment homes.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $2,514,000, or 1.6% to $154,237,000 for 2011 and increased $2,282,000 or 1.4% for 2010 as compared to the prior year periods. The decrease in 2011 from 2010 is due primarily to decreased administrative expenses from a decrease in bad debt expense. Savings in utilities driven by milder temperatures and more favorable negotiated rates also contributed to the decrease. The decrease in 2010 from 2009 was due primarily to decreased administrative and marketing costs, offset partially by higher community maintenance expenses, including costs for repairs from storm damage. The decreases in administrative expenses were primarily due to decreased bad debt.

Property taxes increased $4,370,000, or 4.8% and $9,652,000, or 11.8% in 2011 and 2010, respectively, due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes decreased by $631,000, or 0.9% and increased $3,455,000 or 5.2% for 2011 and 2010, respectively as compared to the prior year. The decrease in 2011 from 2010 is due to successful appeals and settlements offset partially by a combination of rate increases and higher assessments throughout all regions. The increase in 2010 over 2009 is due to higher assessments as well as the size and timing of successful appeals. We expect property taxes in 2012 to increase over 2011 due primarily to higher tax rates and higher assessments. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally, and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $2,926,000, or 7.8% in 2011 over the prior year. The increase in 2011 from 2010 is due primarily to increases in compensation costs, coupled with costs associated with the Company’s development and introduction of the AVA and Eaves by Avalon brands.

Investments and investment management costs increased in 2011 by $1,302,000, or 34.0% from the prior year due primarily to increases in compensation costs.

Expensed development and other pursuit costs primarily reflect the costs incurred for abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. Expensed development and other pursuit costs decreased in 2011 and 2010 from the prior years due to decreases in abandoned development pursuits attributable to continued economic improvement. These costs can be volatile, particularly in periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.

Interest expense, net decreased $2,170,000, or 1.3% and increased $24,887,000, or 17.1% in 2011 and 2010, respectively as compared to the prior years. This category includes interest expense offset by interest capitalized and interest income. The decrease in 2011 from 2010 is due to a decrease in outstanding debt coupled with lower interest rates and an increase in interest costs capitalized over 2010. The increase in 2010 is due primarily to a decrease in the amount of interest capitalized as compared to the prior year, coupled with increased interest expense in 2010 compared to the prior year from additional secured and unsecured debt issued. The decrease in interest capitalized in 2010 as compared to 2009 was due to the reduction in development activity in 2010 as compared to the prior year.

Loss on the extinguishment of debt, net reflects the impact from prepayment penalties and expensing of deferred financing costs from our debt repurchase and retirement activity, or payments above or below the carrying basis. In 2011 we recognized a loss on the extinguishment of debt of $1,940,000 due to early retirement of a secured note. The net loss in 2009 is due to the $310,100,000 in unsecured notes that we purchased prior to their scheduled maturity at a premium, offset by the gain recognized from our January 2009 tender offer.

Depreciation expense increased in 2011 and 2010 primarily due to the net increase in assets from the completion of development and redevelopment activities and acquisition activity, offset by a reduction in depreciation expense from assets sold during 2011 and 2010.

General and administrative expense (“G&A”) increased $2,525,000, or 9.4% in 2011 and decreased $1,902,000, or 6.6% in 2010 as compared to the prior years. The changes in both periods are attributable to changes in compensation expense.

Impairment loss for 2011 was due to an additional write down of two land parcels for which we changed our intent and determined we now intend to pursue the disposal of these assets. In addition, the impairment charge in 2011 includes the impairment of an investment in an unconsolidated joint venture. Impairment loss for 2009 was due to the write down of land parcels which we concluded that we did not plan to develop at the time of impairment. We did not recognize an impairment loss in 2010.

Gain on sale of land increased in 2011 and decreased in 2010 as compared to the prior years due to the sale of land parcels in 2011 and 2009, without comparable activity in 2010.

Equity in income of unconsolidated entities increased $4,358,000, or 571.9% in 2011 and decreased $679,000, or 47.1% in 2010 as compared to prior years. The increase in 2011 is due to the recognition of our proportionate share of the gain on sale of two communities by Fund I, offset partially by increased acquisition costs from Fund II over 2010. The decrease in 2010 is due to acquisition costs from Fund II which were not significant in 2009.

Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2009 through December 31, 2011. This income increased for 2011 and decreased for 2010 due to changes in the number of communities sold in each year as compared to the prior year period. See Note 7, “Real Estate Disposition Activities,” of our Consolidated Financial Statements.

Gain on sale of communities increased in 2011 and 2010 as compared to the prior years as a result of changes in the sales volume and associated gains in each respective year. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area. The gain on sale of communities in 2011 includes $122,416,000 for the recapture of cumulative straight line rent expense charged in excess of cash payments for a community subject to a long-term ground lease.

Net loss attributable to noncontrolling interests resulted in income to us for the allocation of losses to the noncontrolling interests of $252,000 in 2011 and $1,252,000 in 2010. The decrease in income in 2011 relative to 2010 is due primarily to improved operating results of the Fund I community we consolidate. The conversion and redemption of limited partnership units in 2011 and 2010 also contributed to the decrease in 2011 from 2010, thereby reducing outside ownership interest and the allocation of net income to outside ownership interests.

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically prior to maturity; and

•	normal recurring operating expenses.

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

We continued to have cost effective access to the capital markets during the year ended December 31, 2011, raising net proceeds of approximately $971,925,000 in the form of public equity including amounts issued in an underwritten public offering of common stock in August 2011 and amounts issued under the CEP II discussed below. In 2012, we expect to meet all of our liquidity needs from a variety of internal and external sources, including cash balances on hand, asset sales and other public or private sources of liquidity as discussed below, as well as our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At December 31, 2011, we have unrestricted cash and cash equivalents of $616,890,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $616,890,000 at December 31, 2011, an increase of $312,483,000 from $304,407,000 at December 31, 2010. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities – Net cash provided by operating activities increased to $429,391,000 in 2011 from $332,106,000 in 2010. The increase was driven primarily by the timing of general corporate expenditures and increased cash flows from community operations in 2011 as compared to 2010.

Investing Activities – Net cash used in investing activities of $443,141,000 in 2011 related to investments in assets through development, redevelopment, and acquisitions. In total, we invested $737,185,000 during 2011 in the following areas:

•	We invested approximately $640,778,000 in the development and redevelopment of communities;

•	We invested $46,275,000 in the acquisition of an apartment community;

•	We had capital expenditures of $50,132,000 for real estate and non-real estate assets; and

•	We made capital contributions to Fund II of $15,656,000.

These expenditures were offset by net proceeds of $310,228,000 from an asset exchange and the disposition of three operating communities and three unimproved land parcels.

Financing Activities – Net cash provided by financing activities totaled $326,233,000 in 2011. The net cash provided is due primarily to the issuance of common stock, primarily through the underwritten common equity offering we executed in August 2011 and under CEP II, for aggregate net proceeds of $1,049,835,000 partially offset by the payment of cash dividends in the amount of $318,231,000, repayment of $189,900,000 principal amount of unsecured notes, and repayment of $200,166,000 of secured notes including prepayment penalties.

Variable Rate Unsecured Credit Facility

In September 2011, we entered into the Credit Facility which has an available borrowing capacity of $750,000,000 and a four-year term, plus a one year extension option. We may elect to expand the facility to $1,300,000,000, provided that one or more banks (whether or not part of the current syndicate of banks) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit the increase, which will only be effective to the extent banks from the syndicate or otherwise choose to commit to lend additional funds. The Credit Facility was entered into with a syndicate of commercial banks to whom we pay an annual facility fee of approximately $1,313,000 and bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.075% per annum (1.34% on January 31, 2012). The stated spread over LIBOR can vary from LIBOR plus 1.00% to LIBOR plus 1.85% based on our credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to us at a rate that is lower than the stated rate provided by the Credit Facility for up to $487,500,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. We did not have any borrowings outstanding under the Credit Facility and had $49,883,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2012.

The Credit Facility replaced our previous variable rate unsecured credit facility which had a borrowing capacity of $1,000,000,000 (the “Cancelled Credit Facility”), which was scheduled to expire in November 2011.

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

We were in compliance with these covenants at December 31, 2011.

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

Continuous Equity Offering Program (CEP II)

In November 2010, we commenced CEP II, under which we may sell up to $500,000,000 of our common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP II, we engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. For the year ended December 31, 2011 we sold 2,057,933 shares under CEP II at an average sales price of $121.39 per share, for aggregate net proceeds of $246,065,000. From program inception in November 2010 through December 31, 2011, we sold 2,490,765 shares at an average price of $119.84 per share, for aggregate net proceeds of $294,000,000.

Underwritten Public Offering of Common Stock

In August 2011, we issued 5,865,000 shares of our common stock for a net price of $128.25 per share before offering costs. Net proceeds of approximately $725,860,000 are being used for working capital, capital expenditures and other general corporate purposes, which may include development, redevelopment and acquisitions of apartment communities and repayment and refinancing of debt.

Future Financing and Capital Needs – Debt and Derivative Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment similar to those recognized in 2009. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities, draws on our Credit Facility or by equity offerings. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

We are also party to $430,000,000 of forward interest rate swap agreements, which were executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2012 and 2013. At maturity of the agreements, we will cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, we will recognize in earnings the impact from settling these positions over the life of the issued debt as a yield adjustment. Our outlook for 2012 considered the expected impact for the settlement of the forward interest rate swap agreement that matures in 2012. At December 31, 2011 we had recorded a liability related to the value of these contracts of $85,467,000, approximately half of which relates to the contract expiring in 2012. The value of the contracts is subject to increase or decrease prior to their respective maturities, and the amount which we will pay or receive upon maturity will depend on market conditions at that time.

In addition to the proceeds received from the common equity offering we executed in August 2011 and under CEP II and the forward interest rate swap agreements discussed above, the following financing activity occurred during 2011:

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

•

In October 2011, we repaid a 5.88% fixed rate secured mortgage note in the amount of $54,584,000 in advance of its January 2019 scheduled maturity. As part of this transaction, we incurred charges of $1,940,000 for a prepayment penalty and the write off of deferred financing fees which was recognized as loss on early retirement of debt.

•

In November 2011, we repaid a 4.95% fixed rate secured mortgage note in the amount of $94,572,000 in advance of its April 2013 scheduled maturity date. As part of this transaction, we incurred a charge of $3,880,000 for a prepayment penalty and the write off of deferred financing fees which was recognized as loss on early retirement of debt.

The following debt activity occurred subsequent to December 31, 2011 through the date this Form 10-K was filed:

•	In January 2012, we repaid $179,400,000 principal amount of 5.5% coupon unsecured notes pursuant to their scheduled maturity.

•	In February 2012, we repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date.

•	Also in February 2012, in conjunction with the acquisition of a wholly-owned operating community, we assumed a 4.61% $11,958,000 note maturing in June 2018.

The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2011 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest of the indebtedness of any unconsolidated entities in which we have any equity or other interest.

Community	All-In interest rate (1)	Principal maturity date	Balance Outstanding			Scheduled maturities
			12-31-10	12-31-11		2012	2013	2014	2015	2016	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Fields I	7.80%	May-2027	$9,419	$9,103		$339	$364	$390	$419	$449	$7,142
Avalon Oaks	7.49%	Feb-2041	16,637	16,468		182	195	209	223	240	15,419
Avalon Oaks West	7.54%	Apr-2043	16,519	16,367		162	173	185	198	211	15,438
Avalon at Chestnut Hill	6.15%	Oct-2047	41,150	40,781		390	411	434	457	482	38,607
Morningside Park	4.10%	May-2046	100,000	100,000	(7)	—	—	—	—	—	100,000

			183,725	182,719		1,073	1,143	1,218	1,297	1,382	176,606

Variable rate (2)
Waterford	1.00%	Jul-2014	33,100	33,100	(3)	—	—	33,100	—	—	—
Avalon at Mountain View	1.05%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.30%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.22%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.52%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.54%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Bowery Place I	3.07%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Bowery Place II	4.20%	Nov-2039	48,500	48,500	(6)	—	—	—	—	—	48,500
Avalon Acton	1.69%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
West Chelsea	—	May-2012	93,440	--	(8)	—	—	—	—	—	—
Avalon Walnut Creek	2.52%	Mar-2046	116,000	116,000	(4)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.49%	Mar-2046	10,000	10,000	(4)	—	—	—	—	—	10,000

			$542,975	$449,535		$—	$—	$33,100	$—	—	$416,435

Conventional loans (5)
Fixed rate
$300 Million unsecured notes	—	Sep-2011	39,900	--	(10)	—	—	—	—	—	—
$250 Million unsecured notes	5.74%	Jan-2012	104,400	104,400	(12)	104,400	—	—	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		201,601	—	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	100,000	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	150,000	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
Avalon at Twinbrook	—	Oct-2011	7,339	--	(11)	—	—	—	—	—	—
Avalon at Tysons West	5.55%	Jul-2028	5,862	5,668		204	216	229	242	255	4,522
Avalon Orchards	7.78%	Jul-2033	18,678	18,321		384	412	441	472	506	16,106
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	170,125	—	—	—	—
Avalon at Cameron Court	—	Apr-2013	94,572	--	(9)	—	—	—	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	110,600	—	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	150,000	—	—
Avalon Darien	6.22%	Nov-2015	50,559	49,907		750	742	789	47,626	—	—
Avalon Greyrock Place	6.12%	Nov-2015	60,935	60,133		843	905	962	57,423	—	—
Avalon Commons	—	Jan-2019	55,100	--	(9)	—	—	—	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	21,130	20,991		254	273	289	307	323	19,545
Avalon Gates	5.92%	May-2019	41,321	41,048		495	534	566	601	631	38,221
Avalon at Stamford Harbor	5.92%	May-2019	65,695	65,261		788	848	900	955	1,003	60,767
Avalon Freehold	5.94%	May-2019	36,630	36,388		440	473	502	532	559	33,882
Avalon Run East II	5.94%	May-2019	39,250	38,991		471	507	538	571	599	36,305
Avalon Gardens	6.06%	May-2019	66,237	65,800		796	855	907	963	1,011	61,268
Avalon Edgewater	5.94%	May-2019	78,565	78,046		945	1,014	1,076	1,142	1,199	72,670
Avalon Foxhall	6.05%	May-2019	59,010	58,620		709	762	808	858	901	54,582
Avalon Gallery Place I	6.05%	May-2019	45,850	45,547		550	592	628	667	700	42,410
Avalon Traville	5.91%	May-2019	77,700	77,187		933	1,003	1,065	1,130	1,186	71,870
Avalon Bellevue	5.91%	May-2019	26,698	26,522		320	345	366	388	408	24,695
Avalon on the Alameda	5.90%	May-2019	53,980	53,624		648	697	740	785	824	49,930
Avalon Mission Bay North	5.90%	May-2019	73,269	72,785		880	946	1,004	1,065	1,118	67,772
Avalon Woburn	—	May-2019	55,805	—		—	—	—	—	—	—
Avalon Fairfax Towers	5.02%	Aug-2015	—	43,426		966	1,020	1,070	40,370	—	—
The Crest at Phillips Ranch	5.71%	Jun-2013	—	54,574		1,226	53,348	—	—	—	—

			3,063,311	2,902,065		318,603	335,617	162,880	416,697	261,223	1,407,045

Variable rate (2) (5)
Avalon at Crane Brook	—	Mar-2011	29,185	--	(10)	—	—	—	—	—	—
Avalon at Bedford Center	1.67%	May-2012	15,221	14,806	(3)	14,806	—	—	—	—	—
Avalon Walnut Creek	2.54%	Mar-2046	9,000	9,000	(4)	—	—	—	—	—	9,000
$300 Million unsecured notes	—	Sep-2011	100,000	--	(10)	—	—	—	—	—	—
$50 Million unsecured notes	—	Sep-2011	50,000	--	(10)	—	—	—	—	—	—
$250 Million unsecured notes	4.48%	Jan-2012	75,000	75,000	(12)	75,000	—	—	—	—	—

			278,406	98,806		89,806	—	—	—	—	9,000

Total indebtedness - excluding unsecured credit facility			$4,068,417	$3,633,125		$409,482	$336,760	$197,198	$417,994	$262,605	$2,009,086

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.
(2)	Variable rates are given as of December 31, 2011.
(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(4)	Represents full amount of the debt as of December 31, 2011. Actual amounts drawn on the debt as of December 31, 2011 are $117,939 for Walnut Creek.
(5)	Balances outstanding represent total amounts due at maturity, and are net of $1,791 and $760 of debt discount and basis adjustments associated with the hedged unsecured notes as of December 31, 2011 and December 31, 2010, respectively, and $962 premium associated with secured notes as of December 31, 2011, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(6)	In February 2012, we repaid a 4.20% variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date.
(7)	In October 2010, we elected to fix the borrowing rate until June 2012, at which point we will select the updated term and mode for the bonds.
(8)	In 2011, we elected to repay all amounts outstanding under this borrowing without penalty using the proceeds held in escrow.
(9)	Borrowing was repaid in advance of its scheduled maturity.
(10)	Borrowings were repaid in accordance with their scheduled maturity.
(11)	Borrowing was repaid at par in advance of its scheduled maturity.
(12)	Borrowings were repaid in January 2012, in accordance with their scheduled maturity.

Future Financing and Capital Needs – Portfolio and Other Activity

As of December 31, 2011, we had 19 wholly-owned communities under construction, for which a total estimated cost of $804,231,000 remained to be invested. We also had 13 wholly-owned communities under reconstruction, for which a total estimated cost of $87,646,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction and fund development costs related to pursuing Development Rights will be funded from:

•	our $750,000,000 Credit Facility until it expires in 2016, assuming execution of a one-year extension option;

•	cash currently on hand, including cash in construction escrows, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities; and/or

•	private equity funding, including joint venture activity.

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

From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities where our partners bring specific development and operational expertise to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure you that we will achieve our objectives through joint ventures.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of December 31, 2011, we had investments in the following unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 6 “Investments in Real Estate Entities”, of the Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results.

Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table:

		Company	# of	Total	Debt
Unconsolidated Real Estate Investments		Ownership Percentage	Apartment Homes	Capitalized Cost (1)	Amount (2)	Type	Interest Rate (3)	Maturity Date

Fund I
1.	Avalon Lakeside - Chicago, IL (8)(9)		204	$18,584	$—	N/A	N/A	N/A
2.	Avalon Sunset - Los Angeles, CA		82	20,920	12,750	Fixed	5.41%	Mar 2014
3.	Avalon at Poplar Creek - Chicago, IL (8)		196	28,133	16,500	Fixed	4.83%	Oct 2013
4.	Avalon at Civic Center - Norwalk, CA		192	42,780	27,001	Fixed	5.38%	Aug 2013
5.	Avalon Paseo Place - Fremont, CA		134	25,094	11,800	Fixed	5.74%	Nov 2014
6.	Avalon at Yerba Buena - San Francisco, CA		160	66,812	41,500	Fixed	5.88%	Mar 2014
7.	Avalon at Aberdeen Station - Aberdeen, NJ		290	58,614	39,842	Fixed	5.64%	Sep 2013
8.	The Springs - Corona, CA (4)		320	29,954	23,763	Fixed	6.06%	Oct 2014
9.	Avalon Lombard - Lombard, IL		256	35,350	17,243	Fixed	5.43%	Jan 2014
10.	Avalon Cedar Place - Columbia, MD		156	24,505	12,000	Fixed	5.68%	Feb 2015
11.	Avalon Centerpoint - Baltimore, MD (5)		392	80,318	45,000	Fixed	5.74%	Dec 2014
12.	Middlesex Crossing - Billerica, MA		252	38,462	24,100	Fixed	5.49%	Dec 2014
13.	Avalon Crystal Hill - Ponoma, NY		168	38,852	24,500	Fixed	5.43%	Dec 2014
14.	Avalon Skyway - San Jose, CA		348	78,347	37,500	Fixed	6.11%	Mar 2014
15.	Avalon Rutherford Station - East Rutherford, NJ		108	36,849	19,461	Fixed	6.13%	Sep 2016
16.	South Hills Apartments - West Covina, CA		85	24,810	11,762	Fixed	5.92%	Oct 2014
17.	Weymouth Place - Weymouth, MA		211	25,299	13,455	Fixed	5.12%	Mar 2015

	Total Fund I	15.2%	3,554	$673,683	$378,177		5.7%

Fund II
1.	Avalon Bellevue Park - Bellevue, WA		220	$33,993	$21,515	Fixed	5.52%	Jun 2019
2.	Avalon Fair Oaks - Fairfax, VA		491	72,164	42,600	Fixed	5.26%	May 2017
3.	Avalon Rothbury - Gaithersburg, MD		203	31,481	18,750	Variable	2.86%	Jun 2017
4.	The Apartments at Briarwood - Owings Mills, MD		348	45,422	26,850	Fixed	3.64%	Nov 2017
5.	Grove Park Apartments - Gaithersburg, MD (6)		684	102,040	63,200	Fixed	5.42%	Jan 2018
6.	Creekside Meadows - Tustin, CA		628	100,462	59,100	Fixed	3.81%	Oct 2017
7.	Canyonwoods - Lake Forest, CA		140	25,638	—	N/A	N/A	N/A
8.	Fox Run Apartments - Plainsboro, NJ (6)		776	87,296	54,068	Fixed	4.56%	Nov 2014
9.	Waterstone Carlsbad - Carlsbad, CA		448	78,946	46,141	Fixed	4.68%	Feb 2018
10	Yale Village - Rockville, MD		210	49,545	31,997	Fixed	4.26%	Aug 2019
11	Captain Parker Arms - Lexington, MA		94	21,066	13,500	Fixed	3.90%	Sep 2019
12	Highlands at Rancho San Diego - San Diego, CA		676	124,016	74,282	Fixed	3.45%	Nov 2018

	Total Fund II	31.3%	4,918	$772,069	$452,003		4.4%

Other Operating Joint Ventures
1.	Avalon Chrystie Place I - New York, NY (7)	20.0%	361	$136,635	$117,000	Variable	0.82%	Nov 2036
2.	Avalon at Mission Bay North II - San Francisco, CA (7)	25.0%	313	124,082	105,000	Fixed	6.02%	Dec 2015
3.	Avalon Del Rey - Los Angeles, CA	30.0%	309	70,170	44,153	Variable	3.61%	Apr 2016

	Total Other Joint Ventures		983	$330,887	$266,153		3.4%

	Total Unconsolidated Investments		9,455	$1,776,639	$1,096,333		4.6%

(1)	Represents total capitalized cost as of December 31, 2011.
(2)	The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.
(3)	Represents weighted average rate on outstanding debt as of December 31, 2011.
(4)	Beginning in the third quarter of 2010, the Company consolidated the net assets and results of operations of The Springs.
(5)	Borrowing on this community is comprised of three mortgage loans.
(6)	Borrowing on this community is comprised of two mortgage loans.
(7)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.
(8)	Fund I sold these communities in 2012.
(9)	The mortgage note secured by this community was repaid prior to its disposition in advance of its scheduled maturity.

Off-Balance Sheet Arrangements

In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, “Investments in Real Estate Entities,” of our Consolidated Financial Statements located elsewhere in this report.

•

CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2012. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of, and our obligation under these guarantees, both at inception and as of December 31, 2011, were not significant. As a result we have not recorded any obligation associated with these guarantees at December 31, 2011.

•

Subsidiaries of Fund I have 18 loans, including one owned by us, secured by individual assets with amounts outstanding in the aggregate of $378,177,000. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2011). As of December 31, 2011, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2011was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2011.

•

Subsidiaries of Fund II have 12 loans secured by individual assets with amounts outstanding in the aggregate of $452,003,000 with maturity dates that vary from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed, nor do we have any obligation to fund this debt should Fund II be unable to do so.

•

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,348,000 as of December 31, 2011). As of December 31, 2011, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2011 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2011.

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

•

Avalon Del Rey Apartments, LLC has a variable rate loan secured by the underlying real estate assets of the community for $44,153,000 maturing in April 2016. We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•

Aria at Hathorne Hill, LLC is a joint venture in which we have a non-managing member interest. The LLC was formed to develop for-sale town homes in Danvers, Massachusetts on an out parcel adjacent to a current community. Through a taxable REIT subsidiary, we purchased the LLC’s outstanding $1,860,000 variable rate note for $1,700,000 in 2011. We acquired the note with a view of eventually controlling the site and thereafter holding, developing, or selling the site, as market conditions allow.

•

In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000 subject to escalations through April 2011 based on the timing of the acquisitions. Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. Under the terms of the Commitment, we anticipate that we will purchase all parcels of land by December 2012. At December 31, 2011, we have an outstanding commitment to purchase the remaining land for approximately $27,707,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

There have not been any material changes outside of the ordinary course of business to our contractual obligations during 2011. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2011 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt Obligations	$3,633,125	$409,482	$533,958	$680,599	$2,009,086
Interest on Debt Obligations	1,437,872	181,370	360,374	324,612	571,516
Capital Lease Obligations (1)	72,066	2,425	5,094	21,108	43,439
Operating Lease Obligations (1)	1,271,870	17,691	35,712	35,454	1,183,013
Land Purchase Commitments	27,707	27,707	—	—	—

Total	$6,442,640	$638,675	$935,138	$1,061,773	$3,807,054

(1)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

Inflation and Deflation

Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Similarly, in a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter-term leases.

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

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including potential impacts from the current economic conditions; and

•	trends affecting our financial condition or results of operations.

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

If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2011, our assets would have increased by $1,509,069,000 and our liabilities would have increased by $1,101,765,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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

We evaluate our accounting for investments on a regular basis including when a significant change in the design of an entity occurs.

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities total $23,984,000, $21,475,000 and $24,932,000 for 2011, 2010, and 2009, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2011 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,398,000.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2011 would have decreased by $2,477,000.

Abandoned Pursuit Costs & Asset Impairment

We evaluate our real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we assess its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2011, 2010 and 2009, we did not record any impairment losses for wholly-owned operating real estate assets.

We expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $1,957,000 in 2011, $2,741,000 in 2010 and $5,842,000 in 2009. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

We also assess land held for development for impairment if our intent changes with respect to the development of the land. During 2011, we concluded that we would pursue the sale of two land parcels and, as a result, that the carrying bases of the two land parcels were not fully recoverable. As a result, we recognized an aggregate charge of $12,097,000 for the impairment of these land parcels. We had previously recognized an impairment loss of $9,952,000 in 2008 when we determined that we no longer intended to pursue development of the assets. Our change in intent to pursue disposition of these assets rather than holding for investment triggered the determination that a further impairment of the basis for the land parcels existed. We did not recognize any impairment charges for land holds in 2010. During 2009, we concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of impairment charges of $21,152,000 in 2009 related to the impairment of land parcels which we concluded would not be developed at the dates of the impairment. We looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels. Considering our knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, we used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

We also evaluate our unconsolidated investments for impairment, considering both the carrying value of the investment, estimated to be the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as our proportionate share of any impairment of assets held by unconsolidated investments. During 2011, we concluded that because the market for for-sale housing development has not improved as expected, the investment in an unconsolidated joint venture was impaired and that impairment was other than temporary. As a result, we recognized a charge of $1,955,000 for the impairment of the investment in the unconsolidated joint venture. There were no impairment losses recognized by any of our investments in unconsolidated entities during the year ended December 31, 2010. In 2009, an unconsolidated joint venture in which we hold an interest determined that the economic downturn impacted the recoverability of the carrying value of a long lived asset held as an investment. Accordingly, the joint venture recognized an impairment loss. We recognized our proportionate share of the impairment loss of approximately $2,600,000 as a component of equity in income of unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2011, our net income would have decreased by approximately $177,500,000.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. In the second quarter of 2011, we entered into forward starting interest rate swap agreements to mitigate the impact of future interest rate changes on our expected issuance of debt in future periods. In addition, we have interest rate caps and interest rate swaps that serve to either convert floating rate borrowings to fixed rate borrowings, convert fixed rate borrowings to floating rate borrowings, or effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

We had $548,341,000 and $821,381,000 in variable rate debt outstanding including fixed rate debt effectively swapped to variable rates through swap agreements, as of 2011 and 2010, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2011 and 2010, our annual interest costs would have increased by approximately $6,534,000 and $8,682,000, respectively, based on balances outstanding during the applicable years.

As of December 31, 2011 we had a $430,000,000 of forward starting pay fixed interest rate swap agreements to hedge cash flow variability for future debt issuances. In addition, we had executed receive fixed interest rate swap agreements to hedge fair value exposure for approximately $75,000,000 and $225,000,000 of our fixed rate unsecured notes, as of December 31, 2011 and December 31, 2010, respectively. Had the receive fixed interest rate swap agreements used to hedge fair value exposure not been in place during 2011 and 2010, our annual interest costs would have been approximately $1,765,000 and $2,121,000 higher, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A+ or better credit rating by the Standard & Poor’s Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our Credit Facility) with an aggregate carrying value of $3,633,125,000 at December 31, 2011 had an estimated aggregate fair value of $3,838,360,000 at December 31, 2011. Contractual fixed rate debt (excluding fixed rate debt effectively swapped to variable rates through swap agreements) represented $3,084,784,000 of the carrying value and $3,342,104,000 of the fair value at December 31, 2011. If interest rates had been 100 basis points higher as of December 31, 2011, the fair value of this fixed rate debt would have decreased by approximately $ 143,278,000.

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

(b)

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company’s Code of Conduct is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 23, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 23, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company’s common stock is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 23, 2012, to the extent not set forth below.

The Company maintains the 2009 Stock Option and Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan, the Company’s prior 1994 Stock Incentive Plan (the “1994 Plan”) under which awards were previously made, and the ESPP as of December 31, 2011:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,437,082	(2)	94.89	(3)	3,681,974

Equity compensation plans not approved by security holders (4)	—		n/a		740,195

Total	1,437,082		94.89	(3)	4,422,169

(1)	Consists of the 2009 Plan.
(2)	Includes 76,720 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 431,320 shares of restricted stock that are outstanding and that are already reflected in the Company’s outstanding shares.
(3)	Excludes deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.
(4)	Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, “Stock-Based Compensation Plans,” of our Consolidated Financial Statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 23, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 23, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1)	Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

15(a)(2)	Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation	F-35

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

15(a)(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to form 10-K of the Company filed March 1, 2010.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated February 10, 2010. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 12, 2010.)

4.1	—	Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333- 139839), filed January 8, 2007.)

4.2	—	First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—	Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—	Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—	Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—	Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.7	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.8	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company’s Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—	Amended and Restated Distribution Agreement, dated August 6, 2003, among the Company and the Agents, including Administrative Procedures, relating to the MTNs. (Incorporated by reference to Exhibit 10.1 to Form 10-K of the Company filed March 2, 2009.)

10.2	—	Amended and Restated Limited Partnership Agreement of AvalonBay Value Added Fund, L.P., dated as of March 16, 2005. (Incorporated by reference to Exhibit 10.2 to Form 10-K of the Company filed February 23, 2011.)

10.3	—	Term Loan Agreement, dated May 15, 2008, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Syndication Agent, Sumitomo Mitsui Banking Corporation, Wells Fargo Bank, N.A., and Deutsche Bank Trust Company Americas, each as a Documentation Agent, the other banks signatory thereto, each as a Bank, J.P. Morgan Securities, Inc., as Sole Bookrunner and Lead Arranger, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 19, 2008.)

10.4	—	Master Cross-Collateralization Agreement, dated as of April 24, 2009, between Deutsche Bank Berkshire Mortgage, Inc., parties identified on Exhibit A-Schedule 1 attached thereto, and Shady Grove Financing, LLC. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed August 10, 2009.)

10.5	—	Master Substitution Agreement, dated April 23, 2009, between Deutsche Bank Berkshire Mortgage, Inc., AvalonBay Traville, LLC and the entities identified on Schedule B attached thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed August 10, 2009.)

10.6	—	Form of Multifamily Note, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 24, 2009.) (Incorporated by reference to Exhibit 10.4 to Form 10-Q of the Company filed August 10, 2009.)

10.7	—	Form of Guaranty, dated April 24, 2009. (Used in connection with the properties identified on Exhibit B to the Master Cross-Collateralization Agreement dated April 24, 2009.) (Incorporated by reference to Exhibit 10.5 to Form 10-Q of the Company filed August 10, 2009.)

10.8+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)

10.9+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)

10.10+	—	Employment Agreement between the Company and Timothy J. Naughton, dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 21, 2011.)

10.11+	—	Employment Agreement between the Company and Thomas J. Sargeant dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed December 21, 2011.)

10.12+	—	Employment Agreement between the Company and Leo S. Horey dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed December 21, 2011.)

10.13+	—	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 28, 2009.)

10.14+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.15+	—	Form of Non-Qualified Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.16+	—	Form of Stock Grant and Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.17+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.18+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.19+	—	1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)

10.20+	—	1996 Non-Qualified Employee Stock Purchase Plan - Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)

10.21+	—	Form of Addendum to AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement for Certain Officers. (Incorporated by reference to Exhibit 10.30 to Form 10- K of the Company filed March 2, 2009.)

10.22+	—	Form of Addendum to AvalonBay Communities, Inc. Incentive Stock Option Agreement for Certain Officers. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 2, 2009.)

10.23+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed November 7, 2011.)

10.24+	—	The Company’s Officer Severance Plan, as amended and restated on November 9, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 15, 2011.)

10.25+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004 (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)

10.26+	—	Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.32 to Form 10-K of the Company filed March 14, 2006.)

10.27+	—	Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.22 to Form 10-K of the Company filed March 1, 2007.)

10.28+	—	Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 9, 2007.)

10.29+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2008.)

10.30+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 12, 2008.)

10.31+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.33 of Form 10-K of the Company filed March 2, 2009.)

10.32+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed November 9, 2007.)

10.33+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed November 9, 2007.)

10.34	—	Third Amended and Restated Revolving Loan Agreement, dated as of September 29, 2011, with Bank of America, N.A., as administrative agent, swing lender, issuing bank and a bank, JPMorgan Chase Bank, N.A., as a bank and as syndication agent, Deutsche Bank Trust Company Americas, Morgan Stanley Bank and Wells Fargo Bank, N.A., each as a bank and as documentation agent, Barclays Bank PLC as a bank and as co-documentation agent, UBS Securities LLC as a co-documentation agent, The Bank of New York Mellon, BBVA Compass Bank, PNC Bank, National Association, and Suntrust Bank, each as a bank and as a managing agent, Branch Banking and Trust Company, Bank of Tokyo Mitsubishi UFJ, Ltd., and Citizens Bank, each as a bank and as a co-agent, and the other bank parties signatory thereto (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 7, 2011.)

10.35+	—	Rules and Procedures for Non-Employee Directors’ Deferred Compensation Program, as adopted on November 20, 2006, as amended on December 11, 2008, February 10, 2010 and November 10, 2010. (Incorporated by reference to Exhibit 10.49 to Form 10-K of the Company filed February 23, 2011.)

10.36+	—	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 22, 2008).

10.37+	—	Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)

23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—	XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders’ equity, and (v) notes to consolidated financial statements.*

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.

Date: February 24, 2012	By:	/s/ Timothy J. Naughton

Timothy J. Naughton, Director, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2012	By:	/s/ Bryce Blair
Bryce Blair, Chairman of the Board and Director

Date: February 24, 2012	By:	/s/ Timothy J. Naughton
Timothy J. Naughton, Chief Executive Officer and President (Principal Executive Officer)

Date: February 24, 2012	By:	/s/ Thomas J. Sargeant
Thomas J. Sargeant, Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2012	By:	/s/ Keri A. Shea
Keri A. Shea, Vice President –Finance & Treasurer (Principal Accounting Officer)

Date: February 24, 2012	By:	/s/ Alan B. Buckelew
Alan B. Buckelew, Director

Date: February 24, 2012	By:	/s/ Bruce A. Choate
Bruce A. Choate, Director

Date: February 24, 2012	By:	/s/ John J. Healy, Jr.
John J. Healy, Jr., Director

Date: February 24, 2012	By:	/s/ Lance R. Primis
Lance R. Primis, Director

Date: February 24, 2012	By:	/s/ Peter S. Rummell
Peter S. Rummell, Director

Date: February 24, 2012	By:	/s/ H. Jay Sarles
H. Jay Sarles, Director

Date: February 24, 2012	By:	/s/ W. Edward Walter
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

AvalonBay Communities, Inc.:

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of AvalonBay Communities, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 27, 2012

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	12-31-11	12-31-10
ASSETS
Real estate:
Land	$1,357,300	$1,330,329
Buildings and improvements	6,778,107	6,486,457
Furniture, fixtures and equipment	229,572	200,946

	8,364,979	8,017,732
Less accumulated depreciation	(1,863,466)	(1,659,770)

Net operating real estate	6,501,513	6,357,962
Construction in progress, including land	597,599	309,704
Land held for development	325,918	184,150
Operating real estate assets held for sale, net	—	103,829

Total real estate, net	7,425,030	6,955,645

Cash and cash equivalents	616,890	304,407
Cash in escrow	73,439	173,338
Resident security deposits	23,597	22,047
Investments in unconsolidated real estate entities	144,561	121,537
Deferred financing costs, net	33,761	33,024
Deferred development costs	24,770	77,253
Prepaid expenses and other assets	140,342	134,237

Total assets	$8,482,390	$7,821,488

LIABILITIES AND EQUITY
Unsecured notes, net	$1,629,210	$1,820,141
Variable rate unsecured credit facility	—	—
Mortgage notes payable	2,003,086	2,152,944
Dividends payable	84,953	76,676
Payables for construction	36,775	34,433
Accrued expenses and other liabilities	247,891	130,931
Accrued interest payable	34,262	31,845
Resident security deposits	37,258	33,569
Liabilities related to real estate assets held for sale	—	211,096

Total liabilities	4,073,435	4,491,635

Redeemable noncontrolling interests	7,063	14,262

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2011 and December 31, 2010; zero shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2011 and December 31, 2010; 95,175,677 and 85,899,080 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	952	859
Additional paid-in capital	4,652,457	3,593,677
Accumulated earnings less dividends	(171,648)	(282,743)
Accumulated other comprehensive loss	(87,020)	(1,175)

Total stockholders’ equity	4,394,741	3,310,618

Noncontrolling interest	7,151	4,973

Total equity	4,401,892	3,315,591

Total liabilities and equity	$8,482,390	$7,821,488

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the year ended
	12-31-11	12-31-10	12-31-09
Revenue:
Rental and other income	$959,055	$866,651	$822,596
Management, development and other fees	9,656	7,354	7,328

Total revenue	968,711	874,005	829,924

Expenses:
Operating expenses, excluding property taxes	265,886	254,776	246,251
Property taxes	95,515	91,145	81,493
Interest expense, net	168,179	170,349	145,462
Loss on extinguishment of debt, net	1,940	—	25,910
Depreciation expense	246,666	227,878	204,481
General and administrative expense	29,371	26,846	28,748
Impairment loss	14,052	—	21,152

Total expenses	821,609	770,994	753,497

Equity in income of unconsolidated entities	5,120	762	1,441
Gain on sale of land	13,716	—	4,830

Income from continuing operations	165,938	103,773	82,698

Discontinued operations:
Income (loss) from discontinued operations	(5,658)	(3,768)	7,689
Gain on sale of communities	281,090	74,074	63,887

Total discontinued operations	275,432	70,306	71,576

Net income	441,370	174,079	154,274
Net loss attributable to noncontrolling interests	252	1,252	1,373

Net income attributable to common stockholders	$441,622	$175,331	$155,647

Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(85,845)	(108)	1,865

Comprehensive income	$355,777	$175,223	$157,512

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$1.84	$1.24	$1.05
Discontinued operations attributable to common stockholders	3.05	0.84	0.89

Net income attributable to common stockholders	$4.89	$2.08	$1.94

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$1.84	$1.24	$1.04
Discontinued operations attributable to common stockholders	3.03	0.83	0.89

Net income attributable to common stockholders	$4.87	$2.07	$1.93

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

						Accumulated	Accumulated	Total
	Shares issued				Additional	earnings	other	AvalonBay
	Preferred	Common	Preferred	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	stock	stock	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2008	—	77,119,963	$—	$771	$2,940,499	$(22,223)	$(2,932)	$2,916,115	$—	$2,916,115

Net income attributable to common stockholders	—	—	—	—	—	155,647	—	155,647	—	155,647
Unrealized gain on cash flow hedges	—	—	—	—	—	—	1,865	1,865	—	1,865
Change in redemption value of noncontrolling interest	—	—	—	—	—	3,373	—	3,373	—	3,373
Dividends declared to common stockholders	—	—	—	—	—	(287,983)	—	(287,983)	—	(287,983)
Issuance of common stock, net of withholdings	—	4,408,994	—	44	245,676	1,198	—	246,918	—	246,918
Amortization of deferred compensation	—	—	—	—	14,192	—	—	14,192	—	14,192

Balance at December 31, 2009	—	81,528,957	—	815	3,200,367	(149,988)	(1,067)	3,050,127	—	3,050,127
Net income attributable to common stockholders	—	—	—	—	—	175,331	—	175,331	928	176,259
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(108)	(108)	—	(108)
Change in redemption value of noncontrolling interest	—	—	—	—	—	(5,573)	—	(5,573)	—	(5,573)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	4,045	4,045
Dividends declared to common stockholders	—	—	—	—	—	(302,518)	—	(302,518)	—	(302,518)
Issuance of common stock, net of withholdings	—	4,370,123	—	44	380,924	5	—	380,973	—	380,973
Amortization of deferred compensation	—	—	—	—	12,386	—	—	12,386	—	12,386

Balance at December 31, 2010	—	85,899,080	—	859	3,593,677	(282,743)	(1,175)	3,310,618	4,973	3,315,591
Net income attributable to common stockholders	—	—	—	—	—	441,622	—	441,622	(1,172)	440,450
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(85,845)	(85,845)	—	(85,845)
Change in redemption value of noncontrolling interest	—	—	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	3,350	3,350
Dividends declared to common stockholders	—	—	—	—	—	(326,813)	—	(326,813)	—	(326,813)
Issuance of common stock, net of withholdings	—	9,276,597	—	93	1,036,316	(1,107)	—	1,035,302	—	1,035,302
Amortization of deferred compensation	—	—	—	—	22,464	—	—	22,464	—	22,464

Balance at December 31, 2011	—	95,175,677	$—	$952	$4,652,457	$(171,648)	$(87,020)	$4,394,741	$7,151	$4,401,892

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended
	12-31-11	12-31-10	12-31-09

Cash flows from operating activities:
Net income	$441,370	$174,079	$154,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	246,666	227,878	204,481
Depreciation expense from discontinued operations	3,603	5,064	13,805
Amortization of deferred financing costs and debt premium/discount	5,834	7,723	8,139
Amortization of stock-based compensation	7,244	5,938	6,098
Equity in (income) loss of unconsolidated entities and noncontrolling interests, net of eliminations	2,246	1,852	(810)
Impairment loss	14,052	—	21,152
Abandonment of development pursuit	—	—	2,461
Loss on extinguishment of debt, net	5,820	—	25,910
Gain on sale of real estate assets	(294,806)	(74,074)	(68,717)
Expensed acquisition costs	1,010	—	—
Increase in cash in operating escrows	(7,702)	(4,996)	(2,434)
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(4,991)	(15,234)	372
Increase in accrued expenses, other liabilities and accrued interest payable	9,045	3,876	11,850

Net cash provided by operating activities	429,391	332,106	376,581

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(640,778)	(429,853)	(560,155)
Acquisition of communities	(46,275)	—	—
Capital expenditures - existing real estate assets	(41,851)	(16,772)	(11,114)
Capital expenditures - non-real estate assets	(8,281)	(420)	(834)
Proceeds from exchange/sale of real estate, net of selling costs	310,228	194,009	189,417
Increase (decrease) in payables for construction	2,342	(15,190)	(14,740)
Decrease in cash in construction escrows	14,109	42,329	77,754
Acquisition of mortgage note	(1,701)	(24,000)	—
Increase in investments in unconsolidated real estate entities	(30,934)	(49,039)	(13,887)

Net cash used in investing activities	(443,141)	(298,936)	(333,559)

Cash flows from financing activities:
Issuance of common stock	1,049,835	381,365	108,860
Dividends paid	(318,231)	(298,090)	(283,710)
Net repayments under unsecured credit facility	—	—	(124,000)
Issuance of mortgage notes payable and draws on construction loans	—	—	741,140
Repayments of mortgage notes payable	(200,166)	(69,327)	(65,229)
Issuance of unsecured notes	—	250,000	500,000
Repayment of unsecured notes	(189,900)	(89,576)	(868,564)
Payment of deferred financing costs	(5,996)	(6,524)	(12,523)
Redemption of units for cash by minority partners	(25)	—	(202)
Acquisition of joint venture partner equity interest	(9,070)	—	—
Distributions to DownREIT partnership unitholders	(20)	(61)	(57)
Distributions to joint venture and profit-sharing partners	(194)	(222)	—

Net cash provided by (used in) financing activities	326,233	167,565	(4,285)

Net increase in cash and cash equivalents	312,483	200,735	38,737

Cash and cash equivalents, beginning of year	304,407	103,672	64,935

Cash and cash equivalents, end of year	$616,890	$304,407	$103,672

Cash paid during the year for interest, net of amount capitalized	$156,898	$157,014	$168,651

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2011:

•

511,817 shares of common stock valued at $64,747,000 were issued in connection with stock grants, 3,343 shares valued at $403,000 were issued through the Company’s dividend reinvestment plan, 129,762 shares valued at $ 14,891,000 were withheld to satisfy employees’ tax withholding and other liabilities and 505 shares valued at $ 35,000 were forfeited, for a net value of $50,224,000. In addition, the Company granted 144,827 options for common stock at a value of $4,258,000.

•

7,500 units of limited partnership, valued at $365,000, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s stock.

•

The Company recorded an increase to other liabilities and a corresponding loss to other comprehensive income of $85,845,000; and recorded a decrease to prepaid expenses and other assets of $1,498,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity (as described in Note 5, “Derivative Instruments and Hedging Activities.”)

•	Common dividends declared but not paid totaled $84,953,000.

•

The Company recorded an increase of $2,607,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

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

•

The Company entered into a ground lease that is considered a capital lease associated with a Development Community, recording a capital lease obligation of $14,500,000 in accrued expenses and other liabilities with a corresponding offset to construction in progress.

•

The Company entered into a ground lease that is considered a capital lease associated with a Development Right, recording a capital lease obligation of $17,285,000 in accrued expenses and other liabilities with a corresponding offset to land.

•	The Company recorded an increase in noncontrolling interest of $3,350,000 associated with the consolidation of a development joint venture.

During the year ended December 31, 2010:

•

102,984 shares of common stock valued at $7,777,000 were issued in connection with stock grants; 5,687 shares valued at $525,000 were issued through the Company’s dividend reinvestment plan; 48,882 shares valued at $4,203,000 were withheld to satisfy employees’ tax withholding and other liabilities; 1,300 shares valued at $39,000 were forfeited; 25 shares valued at $3,000 were issued in exchange for DownREIT partnership units and 61,055 shares valued at $3,322,000 were issued to two former members of the Company’s Board of Directors in fulfillment of deferred stock awards, for a net value of $7,385,000. In addition, the Company granted 126,484 options for common stock at a value of $2,460,000.

•

The Company recorded a decrease to prepaid expenses and other assets and a corresponding decrease to other comprehensive income of $108,000 and recorded an increase of $1,737,000 to prepaid expenses and other assets with a corresponding offset to unsecured notes, net, to record the impact of the Company’s hedge accounting activity.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

•	Common dividends declared but not paid totaled $76,676,000.

•

The Company recorded an increase of $5,573,000 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•	The Company recognized $4,045,000 in noncontrolling interests in conjunction with the consolidation of a Fund I subsidiary.

During the year ended December 31, 2009:

•

2,624,641 shares of common stock valued at $139,058,000 were issued as part of the special dividend declared in the fourth quarter of 2008, 169,851 shares of common stock valued at $8,360,000 were issued in connection with stock grants, 11,172 shares valued at $651,000 were issued through the Company’s dividend reinvestment plan, 33,186 shares valued at $1,517,000 were withheld to satisfy employees’ tax withholding and other liabilities and 1,031 shares valued at $147,000 were forfeited, for a net value of $146,405,000. In addition, the Company granted 344,801 options for common stock at a value of $2,252,000.

•	The Company recorded a decrease to other liabilities and a corresponding gain to other comprehensive income of $1,865,000 to record the impact of the Company’s hedge accounting activity.

•	Common dividends declared but not paid totaled $72,773,000.

•

The Company recorded a decrease of $3,373,000 in redeemable noncontrolling interests with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•	The Company obtained $93,440,000 in variable rate tax-exempt bond financing related to a Development Right, the proceeds of which were held in escrow until repaid in 2011.

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2011, the Company owned or held a direct or indirect ownership interest in 181 operating apartment communities containing 53,294 apartment homes in ten states and the District of Columbia, of which 13 communities containing 3,338 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under construction that are expected to contain an aggregate of 5,244 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 32 communities that, if developed as expected, will contain an estimated 9,012 apartment homes.

Capitalized terms used without definition have the meaning as provided elsewhere in this Form 10-K.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities that qualified for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for joint venture entities and subsidiary partnerships that are not variable interest entities in accordance with the guidance applicable to limited partnerships or similar entities. The Company evaluates the partnership of each joint venture entity and determines whether control over the partnership lies with the general partner or, when the limited partners have certain rights, with the limited partners. The Company consolidates an investment when both (i) the Company is the general partner, and (ii) the limited partner interests do not overcome the Company’s presumption of control by having either substantive participating rights, the ability to remove the Company as the general partner or the ability to dissolve the partnership.

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

Improvements and upgrades are generally capitalized only if the item exceeds $15,000, extends the useful life of the asset and is not related to making an apartment home ready for the next resident. Purchases of personal property, such as computers and furniture, are generally capitalized only if the item is a new addition and exceeds $2,500. The Company generally expenses purchases of personal property made for replacement purposes.

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

The Company acquired as Development Rights 14 land parcels improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2011, the Company is actively pursuing development of four of these parcels. For the four parcels of land for which the Company either does not have active development activity or does not intend to pursue development, rental revenue and incremental costs from the incidental operations are recognized as a part of net income. For those land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on these land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

In connection with the acquisition of an operating community, the Company performs a valuation, allocating to each asset and liability acquired in such transaction its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents. The Company expenses all costs incurred related to acquisitions.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes

As of December 31, 2011, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2008 through 2010.

The Company elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and can deduct from its Federally taxable income any dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of the taxable income over the time period allowed under the Code to its stockholders. The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the avoidance of income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company incurred net charges (refunds) of ($235,000), and $515,000 for federal excise taxes in 2010 and 2009, respectively, as a component of general and administrative expense in the Consolidated Statements of Comprehensive Income. The Company did not incur any charges or receive refunds of excise taxes related to 2011. In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries is subject to federal, state and local income taxes, although no taxes were incurred during 2011.

The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands) (unaudited):

	2011 Estimate	2010 Actual	2009 Actual

Net income attributable to common stockholders	$441,622	$175,331	$155,647
GAAP gain on sale of communities (in excess of) less than tax gain	(84,152)	3,812	21,915
Depreciation/amortization timing differences on real estate	8,536	8,266	2,866
Tax compensation expense less than (in excess of) GAAP	(55,972)	(12,202)	12,626
Impairment loss	14,052	—	19,088
Other adjustments	2,486	12,628	12,761

Taxable net income	$326,572	$187,835	$224,903

The following summarizes the tax components of the Company’s common dividends declared for the years ended December 31, 2011, 2010 and 2009 (unaudited):

	2011	2010	2009
Ordinary income	34%	74%	69%
15% capital gain	47%	11%	21%
Unrecaptured §1250 gain	19%	15%	10%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $17,574,000 at December 31, 2011 and $23,215,000 at December 31, 2010.

Cash, Cash Equivalents and Cash in Escrow

Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow includes construction financing proceeds that are restricted for use in the construction of a specific community. The majority of the Company’s cash, cash equivalents and cash in escrows are held at major commercial banks.

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk. As of December 31, 2011, the Company had approximately $640,006,000 in variable rate debt and forecasted debt issuance subject to cash flow hedges and $75,000,000 of fixed rate debt subject to fair value hedges. As of December 31, 2010, there was $210,421,000 in variable rate debt subject to cash flow hedges and $225,000,000 of fixed rate debt subject to fair value hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $79,835,000 and $109,020,000 in variable rate debt which is subject to interest rate caps as of December 31, 2011 and December 31, 2010, respectively. See Note 5, “Derivative Instruments and Hedging Activities,” for further discussion of derivative financial instruments.

Comprehensive Income

Comprehensive income, as reflected on the Consolidated Statements of Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss, as reflected on the Consolidated Statements of Stockholders’ Equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

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

	For the year ended (Dollars in thousands)
	12-31-11	12-31-10	12-31-09
Basic and diluted shares outstanding

Weighted average common shares - basic	89,922,465	83,859,936	79,951,348

Weighted average DownREIT units outstanding	8,322	15,321	16,490

Effect of dilutive securities	846,675	757,612	631,819

Weighted average common shares - diluted	90,777,462	84,632,869	80,599,657

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$441,622	$175,331	$155,647
Net income allocated to unvested restricted shares	(1,631)	(498)	(486)

Net income attributable to common stockholders, adjusted	$439,991	$174,833	$155,161

Weighted average common shares - basic	89,922,465	83,859,936	79,951,348

Earnings per common share - basic	$4.89	$2.08	$1.94

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$441,622	$175,331	$155,647
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	27	55	66

Adjusted net income attributable to common stockholders	$441,649	$175,386	$155,713

Weighted average common shares - diluted	90,777,462	84,632,869	80,599,657

Earnings per common share - diluted	$4.87	$2.07	$1.93

Dividends per common share	$3.57	$3.57	$3.57

Certain options to purchase shares of common stock in the amounts of 457,419 and 326,366 were outstanding at December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because such options are anti-dilutive.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2011, 2010 and 2009, the Company did not record any impairment losses for wholly-owned operating real estate assets.

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $1,957,000 in 2011, $2,741,000 in 2010 and $5,842,000 in 2009. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company assesses land for impairment if the intent of the Company changes with respect to either the development of, or the expected hold period for the land. During 2011, the Company concluded that the carrying basis of two land parcels were not fully recoverable when the Company decided to pursue the sale of these assets. As a result, the Company recognized an aggregate charge of $12,097,000 for the impairment of these land parcels. The Company had previously recognized an impairment loss of $9,952,000 in 2008 when the Company determined that it no longer intended to pursue development of these two land parcels. At that time, the Company had the intent and ability to hold the assets for the foreseeable future. The Company did not recognize any impairment charges for land holds in 2010. During 2009, the Company concluded that the economic downturn and the related decline in employment levels did not support the development and construction of certain new apartment communities that were previously in planning. This resulted in the recognition of impairment charges of $21,152,000 in 2009, related to the impairment of land parcels which the Company concluded would not be developed at the dates of the impairment. The Company looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels. Considering the Company’s knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, the Company used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. During 2011, the Company recognized a charge of $1,955,000 for the impairment of its investment in an unconsolidated joint venture. See discussion in Note 6, “Investments in Real Estate Entities.” There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the year ended December 31, 2010. In 2009, an unconsolidated joint venture in which the Company holds an interest determined that the economic downturn impacted the recoverability of the carrying value of a long lived asset held as an investment. Accordingly, the joint venture recognized an impairment loss. The Company recognized a charge of $2,600,000 for its proportionate share of the impairment loss, as a component of equity in income of unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

Assets Held for Sale & Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s Consolidated Statements of Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had no assets that qualified for held for sale presentation at December 31, 2011.

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

Recently Adopted Accounting Standards

The following is a summary of the new accounting guidance issued and applicable to the Company for 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements. This guidance clarified the rules regarding the application of the highest and best use concept, fair value measurement of an instrument classified in equity and quantitative disclosures about unobservable inputs used in Level 3 prices. In addition, this guidance changed the principles applicable to the fair value measurement of instruments managed within a portfolio, application of premiums and discounts in a fair value measurement and additional disclosures about fair value.

In June 2011 the FASB issued guidance on comprehensive income. This guidance gives the Company the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

In December 2011 the FASB issued guidance on derecognition of in substance real estate. This guidance specifies that when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity would generally not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $33,863,000 for 2011, $33,393,000 for 2010 and $48,226,000 for 2009.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, Credit Facility, and Cancelled Credit Facility as of December 31, 2011 and December 31, 2010 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2011 and 2010, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 7, “Real Estate Disposition Activities”).

	12-31-11	12-31-10

Fixed rate unsecured notes (1)	$1,556,001	$1,595,901
Variable rate unsecured notes (1)	75,000	225,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,528,783	1,651,135
Variable rate mortgage notes payable - conventional and tax-exempt	473,341	596,381

Total notes payable and unsecured notes	3,633,125	4,068,417

Credit Facility and Cancelled Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,633,125	$4,068,417

(1)	Balances at December 31, 2011 and December 31, 2010 exclude $1,802 and $2,269 respectively of debt discount, and $11 and $1,509, respectively for basis adjustments, as reflected in unsecured notes on the Company’s Consolidated Balance Sheets.
(2)	Balance at December 31, 2011 includes $962 of debt premium as reflected in mortgage notes payable on the Company’s Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2011:

•	In March 2011, the Company repaid a variable rate secured mortgage note in the amount of $28,785,000 in accordance with its scheduled maturity date.

•	As part of an asset exchange in April 2011, the Company assumed a $55,400,000 fixed-rate mortgage loan with a 5.24% interest rate, and relinquished a $55,800,000 mortgage loan with a 5.86% fixed-rate.

•

In conjunction with the acquisition of Fairfax Towers in April 2011, the Company assumed a 4.75% fixed-rate mortgage loan with an outstanding principal balance of $44,044,000 that matures in August 2015.

•	In April 2011, the Company repaid all amounts due under a $93,440,000 variable-rate, tax-exempt bond financing using the original issue proceeds which were held in escrow.

•	In August 2011, the Company repaid a 7.25% fixed rate secured mortgage note in the amount of $7,191,000 at par in advance of its October 2011 scheduled maturity date.

•	In September 2011, the Company repaid $189,900,000 principal amount of our unsecured notes in accordance with their scheduled maturity. The notes had an all-in interest rate of 6.67%.

•

In October 2011, the Company repaid a 5.88% fixed rate secured mortgage note in the amount of $54,584,000 in advance of its January 2019 scheduled maturity. As part of this transaction, the Company incurred charges of $1,940,000 for a prepayment penalty and the write off of deferred financing fees which was recognized as loss on early retirement of debt.

•

In November 2011, the Company repaid a 4.95% fixed rate secured mortgage note in the amount of $94,572,000 in advance of its April 2013 scheduled maturity date. As part of this transaction, the Company incurred a charge of $3,880,000 for a prepayment penalty and the write off of deferred financing fees which was recognized as loss on early retirement of debt.

In 2012, the Company repaid an unsecured note and a secured note. See Note 14, “Subsequent Events” for further discussion.

In September 2011, the Company entered into the Credit Facility, which has an available borrowing capacity of $750,000,000 and a 4-year term, plus a one year extension option. The Company may elect to expand the facility to $1,300,000,000, provided that one or more banks (whether or not part of the current syndicate of banks) voluntarily agree to provide the additional commitment. No member of the syndicate of banks can prohibit the increase, which will only be effective to the extent banks from the syndicate or otherwise choose to commit to lend additional funds. The Credit Facility was entered into with a syndicate of commercial banks to whom the Company pays an annual facility fee of approximately $1,313,000 and bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.075% per annum (1.37% at December 31, 2011). The stated spread over LIBOR can vary from LIBOR plus 1.00% to LIBOR plus 1.85% based on the Company’s credit ratings. In addition, the Credit Facility includes a competitive bid option, which allows banks that are part of the lender consortium to bid to make loans to the Company at a rate that is lower than the stated rate provided by the Credit Facility for up to $487,500,000. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The Company did not have any borrowings outstanding under the Credit Facility and had $52,659,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2011. The Credit Facility replaced the Company’s prior $1,000,000,000 variable rate unsecured credit facility (the “Cancelled Credit Facility”) which was scheduled to expire in November 2011. At December 31, 2010, there were no amounts outstanding under the Cancelled Credit Facility and $51,235,000 outstanding in letters of credit. The Company was in compliance at December 31, 2011 with certain customary financial and other covenants under the Credit Facility.

In the aggregate, secured notes payable mature at various dates from May 2012 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,650,878,000 as of December 31, 2011).

As of December 31, 2011, the Company has guaranteed approximately $207,500,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% at December 31, 2011 and December 31, 2010. The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.3% and 2.2% at December 31, 2011 and December 31, 2010, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2011 are as follows (dollars in thousands):

Year	Secured notes payments (1)	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2012	$13,675	$14,806	$104,400	5.500%
			201,601	6.125%
			75,000	4.323	%(2)

2013	13,287	223,473	100,000	4.950%

2014	14,098	33,100	150,000	5.375%

2015	11,975	406,019	—	—

2016	12,605	—	250,000	5.750%

2017	13,496	18,300	250,000	5.700%

2018	14,330	—	—	—

2019	2,597	610,813	—	—

2020	2,768	—	250,000	6.100%

2021	2,952	—	250,000	3.950%

Thereafter	86,695	507,135	—	—

	$188,478	$1,813,646	$1,631,001

(1)	Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.
(2)	The weighted average interest rate for the swapped unsecured notes as of December 31, 2011.

The Company’s unsecured notes are redeemable at our option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific unsecured note, plus accrued and unpaid interest to the redemption date. The indenture under which the Company’s unsecured notes were issued contains limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2011.

4. Stockholders’ Equity

As of December 31, 2011 and 2010, the Company’s charter had authorized for issuance a total of 140,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2011, the Company:

(i)	issued 7,922,933 shares of common stock through public offerings;

(ii)	issued 954,299 shares of common stock in connection with stock options exercised;

(iii)	issued 3,343 common shares through the Company’s dividend reinvestment plan;

(iv)	issued 511,817 common shares in connection with stock grants, which includes shares issued under the Company’s 2008 Plan as discussed in Note 10, “Stock-Based Compensation Plans”;

(v)	issued 7,500 common shares in exchange for an equal number of Down REIT partnership units;

(vi)	issued 6,972 shares through the Employee Stock Purchase Plan;

(vii)	withheld 129,762 common shares to satisfy employees’ tax withholding and other liabilities; and

(viii)	redeemed 505 shares of restricted common stock upon forfeiture.

In addition, the Company granted 144,827 options for common stock to employees. Any deferred compensation related to the Company’s stock option and restricted stock grants during 2011 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2011, and will not be reflected until earned as compensation cost.

In August 2011, the Company issued 5,865,000 shares of its common stock in an underwritten public equity offering at a net price of $128.25 per share. Net proceeds after underwriting discounts of approximately $725,860,000 are being used for working capital, capital expenditures and other general corporate purposes, which may include development, redevelopment and acquisitions of operating communities and refinancing of debt.

In August 2009, the Company commenced CEP I, under which the Company was authorized to sell up to $400,000,000 of its common stock until August 2012. From the inception of CEP I in August 2009 through completion of the offering in July 2010, the Company sold 4,585,105 shares at an average sales price of $87.24 for net proceeds of $393,993,000.

In November 2010, the Company commenced a second continuous equity program (“CEP II”), under which the Company may sell up to $500,000,000 of its common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP II, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2011, the Company sold 2,057,933 shares at an average sales price of $121.39 per share, for aggregate net proceeds of $246,065,000. From program inception in November 2010 through December 31, 2011, the Company sold 2,490,765 shares at an average price of $119.84 per share for aggregate net proceeds of $294,000,000.

5.  Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. In April 2011, the Company entered into $430,000,000 of forward starting interest rate swaps where the Company has agreed to pay a fixed rate of interest in exchange for a floating rate of interest at a future date. These swaps were transacted to reduce the Company’s exposure to fluctuations in interest rates on future debt issuances.

The following table summarizes the consolidated Hedging Derivatives at December 31, 2011, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non- designated Hedges	Cash Flow Hedges	Cash Flow Hedges	Fair Value Hedges
	Interest Rate Caps	Interest Rate Caps	Interest Rate Swaps	Interest Rate Swaps

Notional balance	$75,847	$195,191	$430,000	$75,000
Weighted average interest rate (1)	1.1%	2.3%	4.5%	4.5%
Weighted average capped interest rate	7.1%	5.3%	N/A	N/A
Earliest maturity date	Aug-12	Jun-12	Sep-12	Jan-12
Latest maturity date	Mar-14	Jun-15	May-13	Jan-12
Estimated fair value, asset/(liability)	$2	$112	$(85,467)	$11

(1)	For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had seven derivatives designated as cash flow hedges, two derivatives designated as fair value hedges and four derivatives not designated as hedges at December 31, 2011. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses on the accompanying Consolidated Statements of Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the year ended December 31, 2011, were not material. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease in other comprehensive income of $85,845,000 and $108,000 for the years ended December 31, 2011 and December 31, 2010, respectively, and an increase in other comprehensive income of $1,865,000 during the year ended December 31, 2009. The amount reclassified into earnings in 2011, as well as the estimated amount included in accumulated other comprehensive income as of December 31, 2011, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. For the derivative positions that the Company has determined qualify as effective fair value hedges, the Company has recorded a decrease in the fair value of $1,498,000 and an increase of $1,737,000 for the years ended December 31, 2011 and 2010, respectively. The derivatives’ fair value is reported as a component of prepaid expenses and other assets, with the associated gain as an adjustment to the carrying amount of the corresponding debt being hedged on the accompanying Consolidated Balance Sheets as of December 31, 2011.

The Company assesses, both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness, reported as a component of general and administrative expenses, did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future. The fair values of the Hedging Derivatives and non-designated derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of derivatives that are in a liability position are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

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

As of December 31, 2011, the Company had investments in the following real estate entities:

•

CVP I, LLC – In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in 2005. The Company has contributed $6,270,000 to this joint venture and holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2010 and 2011). The Company is the managing member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party.

As of December 31, 2011, CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000 which have permanent credit enhancement. The Company has agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. The Company has also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project, which is expected in 2012. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations. The estimated fair value of and our obligation under these guarantees, both at inception and as of December 31, 2011, was not significant. As a result the Company has not recorded any obligation associated with these guarantees at December 31, 2011.

•

MVP I, LLC – In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction of Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company has contributed $6,433,000 to this venture and holds a 25% equity interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a fixed-rate conventional loan, which is secured by the underlying real estate assets of the community, for $105,000,000. The loan is an interest-only note bearing interest at 6.02%, maturing in December 2015. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so.

•

Avalon Del Rey Apartments, LLC – In March 2004, the Company entered into an agreement with an unrelated third party which provided that, upon construction completion, Avalon Del Rey would be owned and operated by a joint venture between the Company and the third party. Avalon Del Rey is a 309 apartment-home community located in Los Angeles, California that was developed by the Company, with construction completed during the third quarter of 2006. During the fourth quarter of 2006, the third-party venture partner invested $49,000,000 and was granted a 70% ownership interest in the venture, with the Company retaining a 30% equity interest. The Company continues to be responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement.

Avalon Del Rey Apartments, LLC has a variable rate loan secured by the underlying real estate assets of the community for $44,153,000 maturing in April 2016. The Company has not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor does the Company have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•

Aria at Hathorne Hill, LLC – In the second quarter of 2007, a wholly-owned taxable REIT subsidiary of the Company entered into an LLC agreement with a joint venture partner to develop 64 for-sale town homes with a projected total capitalized cost of $23,621,000 in Danvers, Massachusetts on an out parcel adjacent to our Avalon Danvers rental apartment community. Approximately 30% of the homes have been built and sold. The out parcel was zoned for for-sale activity, and was contributed to the LLC by a subsidiary of the Company in exchange for a 50% ownership interest. During 2011, the Company concluded that because the market for for-sale housing development has not improved as expected, its investment in the venture was impaired and that impairment was other than temporary. As a result, the Company recognized a charge of $1,955,000 for the impairment of the investment in the unconsolidated joint venture, which holds nondepreciable real estate assets. In December 2011, the Company acquired the note that the venture had with a third party lender for $1,700,000.

•

Arna Valley View LP – In connection with the municipal approval process for the development of a consolidated community, the Company agreed to participate in the formation of a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community located in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. As of December 31, 2011, Arna Valley View has $5,132,000 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $5,497,000 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View’s debt is neither guaranteed by, nor recourse, to the Company. Due to the Company’s limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

•

Fund I – In March 2005, the Company formed Fund I, a private, discretionary investment vehicle, which acquired and operates communities in the Company’s markets. Fund I served as the principal vehicle through which the Company acquired investments in apartment communities, subject to certain exceptions, until March 2008. Fund I has a term that expires in March 2015, plus two one-year extension options. Fund I has nine institutional investors, including the Company, and a combined equity capital contributions of $330,000,000. A significant portion of the investments made in Fund I by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Code (the “Fund I REIT”). A wholly-owned subsidiary of the Company is the general partner of Fund I and has made an equity investment of $42,121,000 in Fund I and the Fund I REIT, net of distributions and excluding the purchase by the Company of a mortgage note secured by a Fund I community, representing a 15.2% combined general partner and limited partner equity interest. At December 31, 2011, Fund I was fully invested. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met.

During 2011, Fund I sold two communities:

•	Avalon Columbia, located in Columbia, Maryland, for $34,650,000; and

•	Avalon Redondo Beach, located in Redondo Beach, California, for $33,100,000.

Fund I recognized a gain of $22,246,000 on the sale of these two communities of which the Company’s proportionate share is $3,063,000.

In addition, Fund I sold two communities in 2012. See Note 14 – “Subsequent Events” for further details.

Subsidiaries of Fund I have 18 loans secured by individual assets (including a mortgage owned by the Company) with amounts outstanding in the aggregate of $378,177,000. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of Fund I, nor does the Company have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, the Company has provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2011). As of December 31, 2011, the expected realizable value of the real estate assets owned by Fund I is considered adequate to avoid payment under such guarantee to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2011, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2011.

•

Fund II – In September, 2008, the Company formed Fund II, a private, discretionary investment vehicle with commitments from five institutional investors including the Company. In 2009, the Company completed the second and final closing of Fund II, admitting an additional joint venture partner, and additional equity commitments, both from existing as well as the new joint venture partner. The additional joint venture partner capital commitments raised as part of the second closing reduced the Company’s equity ownership interest to 31% from 45%. The Company’s total capital commitment to Fund II is $125,000,000. The Company’s uncalled capital commitment is $20,660,000 at December 31, 2011.

During the year ended December 31, 2011 subsidiaries of Fund II acquired the following four operating communities:

•	Waterstone Carlsbad, a garden-style community consisting of 448 apartment homes located in Carlsbad (San Diego County), CA was acquired for a purchase price of $78,100,000;

•	Yale Village Townhomes, a garden-style community consisting of 210 townhomes located in Rockville, MD was acquired for a purchase price of $49,500,000;

•	Captain Parker Arms, a garden-style community consisting of 94 apartment homes located in Lexington, MA was acquired for a purchase price of $20,850,000; and

•

Highlands at Rancho San Diego, consisting of 676 apartment homes located in San Diego, CA was acquired for a purchase price of $124,000,000. In conjunction with the acquisition, Fund II extinguished an outstanding mortgage note secured by the community, incurring a prepayment penalty, of which the Company’s proportionate share was approximately $950,000.

The investment period for Fund II ended in August, 2011. As of December 31, 2011 Fund II had invested $772,069,000. While the investment period for Fund II closed in August 2011, additional acquisitions may occur for active acquisition candidates identified prior to the end of the investment period.

Subsidiaries of Fund II have 12 loans secured by individual assets with amounts outstanding in the aggregate of $452,003,000, with maturity dates that vary from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, the Company has provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,348,000 as of December 31, 2011). As of December 31, 2011, the expected realizable value of the real estate assets owned by Fund II is considered adequate to avoid payment under such guarantee to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and the Company’s obligation under this guarantee, both at inception and as of December 31, 2011, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2011.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (dollars in thousands) (unaudited):

	12-31-11	12-31-10
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,583,397	$1,393,274
Other assets	70,233	67,278

Total assets	$1,653,630	$1,460,552

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,074,429	$965,931
Other liabilities	27,335	24,835
Partners’ capital	551,866	469,786

Total liabilities and partners’ capital	$1,653,630	$1,460,552

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented (dollars in thousands) (unaudited):

	For the year ended (unaudited)
	12-31-11	12-31-10	12-31-09
	(unaudited)	(unaudited)	(unaudited)

Rental and other income	$160,066	$114,755	$101,748
Operating and other expenses	(71,926)	(56,322)	(49,730)
Impairment loss	—	—	(17,162)
Gain on sale of communities	22,246	—	—
Interest expense, net	(50,530)	(40,050)	(37,156)
Depreciation expense	(47,920)	(36,631)	(32,909)

Net income (loss)	$11,936	$(18,248)	$(35,209)

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $9,167,000 at December 31, 2011 and $10,644,000 at December 31, 2010 of the respective investment balances.

The following is a summary of the Company’s equity in income of unconsolidated entities for the years presented (dollars in thousands):

	For the year ended
	12-31-11	12-31-10	12-31-09

Avalon Del Rey, LLC	102	1	79
CVP I, LLC (1)	4,493	4,368	7,330
MVP I, LLC	(626)	(881)	(684)
AvalonBay Value Added Fund, L.P. (2)(3)	2,204	(1,653)	(4,109)
AvalonBay Value Added Fund II, L.P.	(1,053)	(1,073)	(48)
Aria at Hathorne, LLC	—	—	(1,127)

Total	$5,120	$762	$1,441

(1)	Equity in income from this entity for 2011, 2010, and 2009 includes $2,815, $2,839, and $6,192, respectively, relating to the Company’s recognition of its promoted interest.
(2)	Equity in income for 2009 includes an impairment loss of $2,600 for the Company’s proportionate share of the impairment charge on an operating community.
(3)	Equity in income for 2011 includes the Company’s proportionate share of the gain on the sale of two Fund I assets of $3,063.

Investments in Consolidated Real Estate Entities

In April 2011, the Company completed an exchange of assets with an apartment operator. The transaction included exchanging a portfolio of three communities and a parcel of land owned by the Company in exchange for a portfolio of six communities and $26,000,000 in cash. The Company’s portfolio consisted of two properties and a small land parcel located in metropolitan Boston and one property located in San Francisco. The portfolio received is located in Southern California (Los Angeles, Orange County and San Diego). The Company accounted for the exchange as a nonmonetary transaction based on the carrying value of the assets relinquished by the Company. The Company recognized a partial gain of $7,675,000, related to the monetary consideration received, representing the proportionate share of the assets sold. In addition, the Company assumed a $55,400,000 5.24% fixed-rate mortgage loan that matures in June 2013. In exchange, the Company relinquished a $55,800,000 5.86% fixed-rate mortgage loan that matures in May 2019.

In addition, in April 2011, the Company acquired Fairfax Towers, located in Falls Church, Virginia. Fairfax Towers contains 415 apartment homes and was acquired for a purchase price of $89,200,000. In conjunction with this acquisition, the Company assumed the existing 4.75% fixed-rate mortgage loan with an outstanding principal amount of $44,044,000 which matures in August 2015.

The Company accounted for the acquisition of Fairfax Towers as a business combination and allocated the purchase price to the acquired assets and assumed liabilities, including identifiable intangibles, based on their fair values. The Company looked to third party pricing for the value of the land, and an internal model to determine the fair value of the real estate assets, in place leases and mortgage loan. Given the heterogeneous nature of multifamily real estate, the fair values for the land, real estate assets and in place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy. The Company used a discounted cash flow analysis on the expected cash flows of the mortgage note to determine its fair value, considering the contractual terms of the instrument and observable market-based inputs. The fair value of the mortgage loan is considered a Level 2 price as the majority of the inputs used fall within Level 2 of the fair value hierarchy.

Transaction costs for the asset exchange and acquisition of Fairfax Towers were $958,000. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income.

In 2010, the Company purchased a non-recourse mortgage note secured by a Fund I operating community, on an arms length basis. Upon acquisition of the note, the Company determined that it had control of the Fund I subsidiary, as a result of its collective equity and debt investments, the relationship between the Company and Fund I, and the nature of the Company’s operations being more similar to those of the Fund I subsidiary than those of Fund I. Therefore, the Company consolidates the results of operations and net assets of the Fund I subsidiary.

7.  Real Estate Disposition Activities

During 2011, the Company sold three communities: Avalon at Rock Spring, located in Bethesda, MD, Avalon at Cameron Court, located in Alexandria, VA, and Avalon at Stratford Green, located in Bloomingdale, IL. These communities, containing a total of 1,038 apartment homes, were sold for an aggregate price of $258,490,000. The dispositions resulted in an aggregate gain in accordance with GAAP of $273,415,000, of which $122,416,000 represents the impact of the reversal of straight-line rents related to an associated ground lease.

The Company sold three unimproved land parcels in Canoga Park, CA, Kirkland, WA and Danvers, MA during the year ended December 31, 2011. The Company sold these land parcels for an aggregate sales price of $34,475,000, resulting in an aggregate gain in accordance with GAAP of $13,716,000. The Company had recorded aggregate impairment charges of approximately $20,200,000 related to two of these assets in prior years when it determined that it would no longer develop the assets.

Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes		Debt	Gross sales price	Net proceeds
Avalon Warner Park	Canoga Park, CA	Q311	N/A	(1)	$—	$23,000	$22,147
Juanita Village Phase 2	Kirkland, WA	Q311	N/A	(1)	—	9,850	9,411
Avalon Danvers Lowlands	Danvers, MA	Q311	N/A	(1)	—	1,625	1,551
Avalon at Rock Spring	Bethesda, MD	Q411	386		—	73,750	72,370
Avalon at Cameron Court	Alexandria, VA	Q411	460		—	146,240	144,570
Avalon at Stratford Green	Bloomingdale, IL	Q411	192		—	38,500	37,309

Total of all 2011 asset sales			1,038		$—	$292,965	$287,358

Total of all 2010 asset sales			1,007		$—	$198,600	$194,009

Total of all 2009 asset sales			1,037		$—	$179,675	$176,481

(1)	Disposition of an unimproved land parcel.

As of December 31, 2011, the Company did not have any real estate assets that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2009 through December 31, 2011 and the real estate assets that qualified as discontinued operations and held for sale as of December 31, 2011 have been presented as income from discontinued operations in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the year ended
	12-31-11	12-31-10	12-31-09

Rental income	$20,666	$25,520	$56,744
Operating and other expenses	(14,398)	(19,364)	(29,708)
Interest expense, net	(4,443)	(4,860)	(5,542)
Loss on extinguishment of debt	(3,880)	—	—
Depreciation expense	(3,603)	(5,064)	(13,805)

Income (loss) from discontinued operations	$(5,658)	$(3,768)	$7,689

8.  Commitments and Contingencies

Employment Agreements and Arrangements

As of December 31, 2011, the Company had employment agreements with three executive officers which expire on December 31, 2015. Under the employment agreements, if the Company terminates the executive without cause the executive will be entitled to a multiple of his covered compensation, which is defined as base salary plus annual cash bonus. For two of the executives, the multiple is two times (three if the termination is in connection with a sale of the Company) and for one of the executives the multiple is one time (two if the termination is in connection with a sale of the Company). The employment agreements generally provide that it would be considered a termination without cause if the executive’s title or role is reduced except as permitted by the agreement. The agreements provide, as do the standard restricted stock and option agreements used by the Company for its compensation programs, that upon a termination without cause the executive’s restricted stock and options will vest.

The standard restricted stock and option agreements used by the Company in its compensation program provide that upon an employee’s termination without cause or the employee’s Retirement (as defined in the agreement), all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months to exercise any options held upon retirement. Under the agreements, Retirement means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee’s age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of his intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.

The Company also has an Officer Severance Program (the “Program”, which applies only in connection with a sale of the Company) for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or the officer chooses to terminate his or her employment for good reason (as defined), in either case within 18 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer’s covered compensation (base salary plus annual cash bonus). The multiple is one times for vice presidents and senior vice presidents, two times for executive vice presidents and the CFO, and three times for the CEO. The officer’s restricted stock and options would also vest. Costs related to the Company’s employment agreements and the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Construction and Development Contingencies

In 2007 the Company entered into a commitment to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000 subject to escalations based on the timing of the acquisitions. Under the terms of the commitment, the Company is closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of tax gains for the land sold under this commitment. However, under no circumstances will the commitment extend beyond 2012, at which time either the Company or the seller can compel execution of the remaining transactions. At December 31, 2011, the Company has an outstanding commitment to purchase the remaining land for approximately $27,707,000.

Legal Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related. During the years ended December 31, 2011 and

December 31, 2010, the Company recognized receipt of settlement proceeds of $1,303,000 and $3,300,000, respectively, related to environmental contamination matters pursued by the Company. All amounts in 2011 were reported as a reduction in the consolidated capitalized basis of the related Communities. The Company reported $1,200,000 of these recoveries as a reduction in the legal and professional fees related to costs incurred in pursuit of the matters during 2010 and years prior as a component of general and administrative expense, with the remainder of the recovery reported as a reduction in the associated capitalized basis of the related communities.

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

Lease Obligations

The Company owns 13 apartment communities and Development Rights and two commercial properties which are located on land subject to land leases expiring between October 2026 and March 2142. In addition, the Company leases certain office space. These leases are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and four of these leases have purchase options exercisable through 2095. The Company incurred costs of $16,887,000, $35,356,000 and $19,442,000 in the years ended December 31, 2011, 2010 and 2009, respectively, related to operating leases. In addition, the Company has one apartment community, one Development Right, and one Development Community located on land subject to a land lease, which are accounted for as capital leases, with a lease obligation of $37,373,000 reported as a component of accrued expenses and other liabilities.

The following table details the future minimum lease payments under the Company’s current leases (dollars in thousands):

	Payments due by period
	2012	2013	2014	2015	2016	Thereafter

Operating Lease Obligations	$17,691	$17,788	$17,924	$17,830	$17,624	$1,183,013

Capital Lease Obligations (1)	$2,425	$2,427	$2,667	$1,954	$19,154	$43,439

	$20,116	$20,215	$20,591	$19,784	$36,778	$1,226,452

(1)	Aggregate capital lease payments include $35,930.

9.  Segment Reporting

The Company’s reportable operating segments are Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification, unless disposition plans regarding a community change, throughout the year for the purpose of reporting segment operations.

•

Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2011, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2010, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•

Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•

Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where the Company owns a majority interest and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2011.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2011, 2010 and 2009 is as follows (dollars in thousands):

	For the year ended
	12-31-11	12-31-10	12-31-09

Net income	$441,370	$174,079	$154,274
Indirect operating expenses, net of corporate income	30,550	30,246	30,315
Investments and investment management expense	5,126	3,824	3,844
Expensed development and other pursuit costs	2,967	2,741	5,842
Interest expense, net	168,179	170,349	145,462
(Gain) loss on extinguishment of debt, net	1,940	—	25,910
General and administrative expense	29,371	26,846	28,748
Equity in income of unconsolidated entities	(5,120)	(762)	(1,441)
Depreciation expense	246,666	227,878	204,481
Impairment loss - land holdings	14,052	—	21,152
Gain on sale of real estate assets	(294,806)	(74,074)	(68,717)
(Income) loss from discontinued operations	5,658	3,768	(7,689)

Net operating income	$645,953	$564,895	$542,181

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2011, 2010 and 2009 have been adjusted for the real estate assets that were sold from January 1, 2009 through December 31, 2011, or otherwise qualify as discontinued operations as of December 31, 2011, as described in Note 7, “Real Estate Disposition Activities.”

	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended December 31, 2011

Established
New England	$169,939	$109,048	9.6%	$1,302,368
Metro NY/NJ	195,652	131,605	6.6%	1,534,923
Mid-Atlantic/Midwest	110,215	79,498	6.9%	660,885
Pacific Northwest	37,652	25,059	6.3%	364,987
Northern California	102,960	72,962	11.3%	933,226
Southern California	75,120	50,391	9.8%	697,705

Total Established (2)	691,538	468,563	8.4%	5,494,094

Other Stabilized	137,779	89,949	n/a	1,567,875
Development / Redevelopment	129,738	87,441	n/a	1,822,448
Land Held for Future Development	n/a	n/a	n/a	325,918
Non-allocated (3)	9,656	n/a	n/a	78,161

Total	$968,711	$645,953	14.3%	$9,288,496

For the period ended December 31, 2010

Established
New England	$143,564	$89,712	(0.3)%	$1,109,016
Metro NY/NJ	181,639	121,033	(1.5)%	1,386,850
Mid-Atlantic/Midwest	98,899	69,965	0.8%	602,395
Pacific Northwest	26,352	16,775	(11.8)%	240,093
Northern California	118,791	80,466	(6.2)%	1,118,324
Southern California	58,888	37,703	(6.7)%	470,162

Total Established (2)	628,133	415,654	(2.8)%	4,926,840

Other Stabilized	122,404	74,609	n/a	1,580,910
Development / Redevelopment	116,114	74,632	n/a	1,736,880
Land Held for Future Development	n/a	n/a	n/a	184,150
Non-allocated (3)	7,354	n/a	n/a	82,806

Total	$874,005	$564,895	4.2%	$8,511,586

For the period ended December 31, 2009

Established
New England	$121,455	$75,766	(7.5)%	$858,858
Metro NY/NJ	155,468	103,558	(7.4)%	1,048,636
Mid-Atlantic/Midwest	100,817	71,091	(3.3)%	626,559
Pacific Northwest	28,184	19,101	(9.3)%	239,215
Northern California	98,529	70,819	(7.9)%	857,321
Southern California	62,751	42,900	(9.7)%	428,241

Total Established (2)	567,204	383,235	(7.1)%	4,058,830

Other Stabilized	125,691	81,568	n/a	1,411,395
Development / Redevelopment	129,700	77,378	n/a	2,264,590
Land Held for Future Development	n/a	n/a	n/a	237,095
Non-allocated (3)	7,328	n/a	n/a	62,118

Total	$829,924	$542,181	0.8%	$8,034,028

(1)	Does not include gross real estate assets held for sale of $0, $149,626 and $315,807 as of December 31, 2011, December 31, 2010 and December 31, 2009 respectively.
(2)	Gross real estate for the Company’s established communities includes capitalized additions of approximately $34,359, $38,670 and $10,783 in 2011, 2010 and 2009, respectively.
(3)	Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

Information with respect to stock options granted under the 2009 and 1994 Plan is as follows:

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share
Options Outstanding, December 31, 2008	—	N/A	2,623,135	$83.49

Exercised	—	—	(115,675)	44.20
Granted	—	—	344,801	48.60
Forfeited	—	—	(16,007)	98.83

Options Outstanding, December 31, 2009	—	—	2,836,254	$80.76

Exercised	—	—	(729,381)	57.87
Granted	126,484	74.20	—	—
Forfeited	—	—	(34,656)	100.02

Options Outstanding, December 31, 2010	126,484	$74.20	2,072,217	$88.50

Exercised	(23,908)	75.75	(930,391)	82.43
Granted	144,827	115.83	—	—
Forfeited	—	—	(28,867)	68.29

Options Outstanding, December 31, 2011	247,403	$98.42	1,112,959	$94.10

Options Exercisable:

December 31, 2009	—	N/A	2,127,829	$81.90

December 31, 2010	3,417	$74.20	1,730,978	$93.60

December 31, 2011	30,771	$81.54	1,012,304	$98.62

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2011:

2009 Plan Number of Options	Range - Exercise Price	Weighted Average Remaining Contractual Term (in years)
103,468	$70.00 - 79.99	8.1
143,935	110.00 - 119.99	9.1

247,403

1994 Plan Number of Options	Range - Exercise Price	Weighted Average Remaining Contractual Term (in years)
2,059	$30.00 - 39.99	1.1
251,611	40.00 - 49.99	3.4
124,569	60.00 - 69.99	3.1
730	70.00 - 79.99	3.5
160,777	80.00 - 89.99	5.4
254,061	90.00 - 99.99	4.1
1,546	100.00 - 109.99	4.6
4,122	110.00 - 119.99	5.5
313,484	140.00 - 149.99	5.1

1,112,959

Options outstanding under the 2009 and 1994 Plans at December 31, 2011 had an intrinsic value of $7,962,000 and $40,623,000, respectively. Options exercisable under the 2009 and 1994 Plans at December 31, 2011 had an intrinsic value of $1,510,000 and $32,370,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 8.6 years and 4.1 years, respectively. The intrinsic value of options exercised during 2011, 2010 and 2009 was $ 46,126,000, $30,811,000 and $2,199,000 respectively.

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

	2011	2010	2009

Weighted average fair value per share	$29.40	$19.45	$6.53

Life of options (in years)	7.0	7.0	7.0

Dividend yield	4.0%	5.5%	8.5%

Volatility	35.00%	43.00%	36.57%

Risk-free interest rate	3.04%	3.15%	2.17%

At December 31, 2011 and 2010, the Company had 431,320 and 228,915, respectively, outstanding unvested shares granted under restricted stock awards. The Company issued 511,817 shares of restricted stock valued at $64,747,000 as part of its stock-based compensation plan during the year ended December 31, 2011, including activity under the 2008 Plan discussed below. Restricted stock vesting during the year ended December 31, 2011 totaled 307,139 shares and had fair values at the grant date ranging from $48.60 to $147.75 per share. The total fair value of shares vested was $35,029,000, $9,805,000 and $10,731,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Total employee stock-based compensation cost recognized in income was $9,721,000, $9,906,000 and $11,446,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and total capitalized stock-based compensation cost was $5,284,000, $5,117,000 and $6,000,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there was a total of $1,950,000 and $8,037,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.85 and 2.38 years, respectively.

The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2011 was 0.9%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2011, 2010 or 2009.

Deferred Stock Performance Plan

On June 1, 2011, the measurement period for the Company’s 2008 deferred stock performance plan (the “2008 Plan”) ended with the maximum award achieved thereunder. This resulted in the Company issuing 397,370 shares of restricted and unrestricted stock valued at $51,153,000. The total cost recognized in earnings in connection with the 2008 Plan was $859,000, $1,454,000 and $1,673,000 for the years ended December 31, 2011, 2010, and 2009 respectively, and total capitalized stock-based compensation cost was $580,000, $933,000 and $895,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 740,195 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company’s common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 6,972, 8,137 and 16,971 shares and recognized compensation expense of $216,000, $272,000 and $118,000 under the ESPP for the years ended December 31, 2011, 2010 and 2009, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

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

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company’s financial statements. See Note 5, “Derivative Instruments and Hedging Activities,” for derivative values at December 31, 2011 and a description of where these amounts are recorded in the financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are reported at fair value, with reductions in fair value recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis.

•

Puts – The Company provided redemption options (the “Puts”) that allow two of the Company’s joint venture partners to require the Company to purchase their interests in the investments at the future fair market value. In 2011, the Company acquired the noncontrolling interest associated with a consolidated community for $9,070,000 satisfying its obligation under one of the Puts. The remaining Put is payable in cash or, at the Company’s option, common stock of the Company. The Company determines the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations. The Company applies discount factors to the estimated future cash flows of the asset underlying the associated joint venture, which in the case of the Put is the NOI from an apartment community, as well as potential disposition proceeds utilizing market capitalization rates, to derive the fair value of the position. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy. At December 31, 2010, the Puts’ aggregate fair value was $12,106,000. At December 31, 2011, the aggregate fair value of the remaining outstanding Put was $5,648,000.

•

DownREIT units – The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for a cash amount as determined by the applicable partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy. At December 31, 2010, the fair value of the DownREIT units was $1,721,000. At December 31, 2011, the fair value of the DownREIT units was $980,000.

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

The Company values its bond indebtedness, notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its bond indebtedness and notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy. Bond indebtedness, notes payable and outstanding amounts under the Credit Facility (as applicable) with an aggregate outstanding par amount of approximately $3,633,125,000 and $4,068,417,000 had an estimated aggregate fair value of $3,838,360,000 and $4,236,216,000 at December 31, 2011 and December 31, 2010, respectively.

12.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $9,656,000, $7,354,000 and $7,328,000 in the years ended December 31, 2011, 2010 and 2009, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $4,294,000 and $4,135,000 as of December 31, 2011 and 2010, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $125,000 and (ii) a cash payment of $50,000, payable in quarterly installments of $12,500. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30,000 payable in equal monthly installments of $2,500.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $778,000, $802,000, and $856,000 for the years ended December 31, 2011, 2010 and 2009 as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards were $370,000 and $312,000 on December 31, 2011 and December 31, 2010, respectively.

13.  Quarterly Financial Information

The following summary represents the quarterly results of operations for the years ended December 31, 2011 and 2010: (dollars in thousands) (unaudited)

	For the three months ended (2)
	3-31-11	6-30-11	9-30-11	12-31-11

Total revenue (1)	$230,411	$239,304	$247,557	$251,439
Income from continuing operations (1) (3)	$31,814	$36,609	$45,709	$51,810
Total discontinued operations (1)	$(1,278)	$6,583	$(1,031)	$271,155
Net income attributable to common stockholders	$30,341	$43,373	$44,824	$323,085
Net income per common share - basic	$0.35	$0.50	$0.49	$3.40
Net income per common share - diluted	$0.35	$0.49	$0.49	$3.38

	For the three months ended (2)
	3-31-10	6-30-10	9-30-10	12-31-10

Total revenue (1)	$210,196	$215,029	$222,224	$226,552
Income (loss) from continuing operations (1)	$21,678	$30,313	$25,581	$26,202
Total discontinued operations (1)	$50,688	$20,753	$(1,601)	$466
Net income attributable to common stockholders	$72,523	$51,125	$24,654	$27,030
Net income per common share - basic	$0.89	$0.61	$0.29	$0.32
Net income per common share - diluted	$0.88	$0.61	$0.29	$0.31

(1)	Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.
(2)	Amounts may not equal full year results due to rounding.
(3)	Income from continuing operations for the third quarter of 2011 includes an impairment charge of $14,052 associated with the change in the Company’s intent on two land parcels and the write down of an investment in an unconsolidated joint venture.

14. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2012, Fund I sold one community, Avalon Lakeside, located in Chicago, IL. Avalon Lakeside contains 204 apartment homes and was sold for $20,500,000.

In January 2012, the Company repaid $179,400,000 principal amount of its 5.5% coupon unsecured notes pursuant to their scheduled maturity.

In February 2012, Fund I sold one community, Avalon Poplar Creek, located in Chicago, IL. Avalon Poplar Creek contains 196 apartment homes and was sold for $27,200,000.

In February 2012, the Company acquired The Mark Pasadena, located in Pasadena, CA. The Mark Pasadena contains 84 apartment homes and was acquired for $19,400,000. In conjunction with this acquisition, the Company assumed the existing 4.61%, fixed-rate mortgage note in the amount of $11,958,000 that matures in June 2018, and is secured by the community.

Also in February 2012, the Company repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date.

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition

Avalon Fremont	Fremont, CA	10,746	43,399	4,287	10,746	47,686	58,432	22,600	35,832	—	1994
Avalon Dublin	Dublin, CA	5,276	19,642	4,285	5,276	23,927	29,203	11,291	17,912	—	1989/1997
Avalon Campbell	Campbell, CA	11,830	47,828	1,583	11,830	49,411	61,241	22,701	38,540	38,800	1995
Avalon at Cedar Ridge	Daly City, CA	4,230	9,659	18,629	4,230	28,288	32,518	11,669	20,849	—	1972/1997
AVA Nob Hill	San Francisco, CA	5,403	21,567	6,765	5,403	28,332	33,735	10,991	22,744	20,800	1990/1995
Eaves San Jose	San Jose, CA	9,384	38,791	4,867	9,384	43,658	53,042	19,386	33,656	—	1985/1996
Eaves San Rafael	San Rafael, CA	5,982	16,885	22,168	5,982	39,053	45,035	14,033	31,002	—	1973/1996
Avalon Pleasanton	Pleasanton, CA	11,610	46,552	21,176	11,610	67,728	79,338	26,055	53,283	—	1988/1994
AVA Newport	Costa Mesa, CA	1,975	3,814	4,749	1,975	8,563	10,538	4,072	6,466	—	1956/1996
Avalon at Media Center	Burbank, CA	22,483	28,104	28,810	22,483	56,914	79,397	24,989	54,408	—	1961/1997
Avalon Mission Viejo	Mission Viejo, CA	2,517	9,257	2,428	2,517	11,685	14,202	5,934	8,268	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	4,709	16,063	12,698	4,709	28,761	33,470	10,823	22,647	—	1973/1996
Avalon at Mission Bay	San Diego, CA	9,922	40,580	17,563	9,922	58,143	68,065	25,932	42,133	—	1969/1997
Avalon at Mission Ridge	San Diego, CA	2,710	10,924	9,107	2,710	20,031	22,741	9,785	12,956	—	1960/1997
Avalon at Union Square	Union City, CA	4,249	16,820	2,569	4,249	19,389	23,638	9,164	14,474	—	1973/1996
Avalon on the Alameda	San Jose, CA	6,119	50,225	1,426	6,119	51,651	57,770	22,440	35,330	53,624	1999
Eaves Foster City	Foster City, CA	7,852	31,445	5,928	7,852	37,373	45,225	16,818	28,407	—	1973/1994
Avalon Rosewalk	San Jose, CA	15,814	62,007	2,935	15,814	64,942	80,756	29,606	51,150	—	1997/1999
Avalon Pacifica	Pacifica, CA	6,125	24,796	1,862	6,125	26,658	32,783	12,708	20,075	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	12,103	3,561	33,424	36,985	12,635	24,350	—	1961/1996
Avalon Silicon Valley	Sunnyvale, CA	20,713	99,573	4,285	20,713	103,858	124,571	48,254	76,317	150,000	1997
Avalon Woodland Hills	Woodland Hills, CA	23,828	40,372	46,458	23,828	86,830	110,658	27,292	83,366	—	1989/1997
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,803	9,755	49,196	58,951	20,748	38,203	18,300	1986
Eaves Santa Margarita	Rancho Santa Margarita, CA	4,607	16,911	4,386	4,607	21,297	25,904	9,766	16,138	—	1990/1997
Avalon at Diamond Heights	San Francisco, CA	4,726	19,130	5,754	4,726	24,884	29,610	10,485	19,125	—	1972/1994
Waterford	Hayward, CA	11,324	45,717	6,931	11,324	52,648	63,972	25,619	38,353	33,100	1985/1986
Avalon Warm Springs	Fremont, CA	6,581	26,583	9,886	6,581	36,469	43,050	15,405	27,645	—	1985/1994
Avalon at Creekside	Mountain View, CA	6,546	26,263	10,997	6,546	37,260	43,806	16,828	26,978	—	1962/1997
Avalon at Warner Center	Woodland Hills, CA	7,045	12,986	8,622	7,045	21,608	28,653	10,572	18,081	—	1979/1998
Avalon at Pacific Bay	Huntington Beach, CA	4,871	19,745	8,808	4,871	28,553	33,424	13,280	20,144	—	1971/1997
AVA Cortez Hill	San Diego, CA	2,768	20,134	12,662	2,768	32,796	35,564	14,600	20,964	—	1973/1998
Avalon at Cahill Park	San Jose, CA	4,765	47,600	489	4,765	48,089	52,854	15,835	37,019	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	776	9,560	56,912	66,472	19,167	47,305	—	2002
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	1,865	14,029	80,317	94,346	24,585	69,761	72,785	2003
Avalon Glendale	Burbank, CA	—	41,434	280	—	41,714	41,714	12,189	29,525	—	2003
Avalon Burbank	Burbank, CA	14,053	56,827	23,711	14,053	80,538	94,591	20,760	73,831	—	1988/2002
Avalon Camarillo	Camarillo, CA	8,446	40,291	17	8,446	40,308	48,754	8,087	40,667	—	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	389	5,459	41,571	47,030	6,713	40,317	—	2007
Avalon at Dublin Station	Dublin, CA	10,058	74,297	76	10,058	74,373	84,431	10,027	74,404	—	2006
Avalon Encino	Los Angeles, CA	12,789	49,073	343	12,789	49,416	62,205	5,486	56,719	—	2008

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Warner Place	Canoga Park, CA	7,920	44,855	94	7,920	44,949	52,869	5,660	47,209	—	2007
Eaves San Jose II	San Jose, CA	3,536	14,256	237	3,536	14,493	18,029	2,274	15,755	—	2007
Avalon Fashion Valley	San Diego, CA	19,627	44,981	—	19,627	44,981	64,608	5,011	59,597	—	2008
Avalon Anaheim Stadium	Anaheim, CA	27,874	69,222	505	27,874	69,727	97,601	6,816	90,785	—	2009
Avalon Union City	Union City, CA	14,732	104,019	—	14,732	104,019	118,751	8,725	110,026	—	2009
Avalon Irvine	Irvine, CA	9,911	67,527	—	9,911	67,527	77,438	5,281	72,157	—	2010
Avalon at Mission Bay North	San Francisco, CA	28,687	119,216	—	28,687	119,216	147,903	10,016	137,887	—	2009
Avalon Walnut Creek	Walnut Creek, CA	—	145,919	269	—	146,188	146,188	6,687	139,501	137,500	2010
The Crest at Phillips Ranch	Pomona, CA	9,796	39,934	—	9,796	39,934	49,730	1,044	48,686	54,574	1989/2011
Villas at Bonita	San Dimas, CA	1,916	7,819	—	1,916	7,819	9,735	205	9,530	—	1978/2011
Villas at San Dimas Canyon	San Dimas, CA	2,953	12,049	—	2,953	12,049	15,002	316	14,686	—	1981/2011
Rancho Vallecitos	San Marcos, CA	3,277	13,385	—	3,277	13,385	16,662	352	16,310	—	1988/2011
Milazzo	San Diego, CA	6,692	27,143	—	6,692	27,143	33,835	699	33,136	—	1986/2011
Arboretum at Lake Forest	Lake Forest, CA	5,199	21,135	—	5,199	21,135	26,334	548	25,786	—	1975/2011
The Springs (1)	Corona, CA	5,724	23,433	798	5,724	24,231	29,955	1,236	28,719	—	2006
Avalon Gates	Trumbull, CT	4,414	31,268	2,416	4,414	33,684	38,098	16,974	21,124	41,048	1997
Avalon Glen	Stamford, CT	5,956	23,993	3,051	5,956	27,044	33,000	16,503	16,497	—	1991
Avalon Springs	Wilton, CT	2,116	14,664	595	2,116	15,259	17,375	7,738	9,637	—	1996
Avalon Valley	Danbury, CT	2,277	23,561	664	2,277	24,225	26,502	10,562	15,940	—	1999
Avalon on Stamford Harbor	Stamford, CT	10,836	51,989	391	10,836	52,380	63,216	17,405	45,811	65,261	2003
Avalon New Canaan	New Canaan, CT	4,834	19,485	253	4,834	19,738	24,572	6,613	17,959	—	2002
Avalon at Greyrock Place	Stamford, CT	13,819	56,499	718	13,819	57,217	71,036	18,670	52,366	60,133	2002
Avalon Danbury	Danbury, CT	4,933	30,638	306	4,933	30,944	35,877	7,072	28,805	—	2005
Avalon Darien	Darien, CT	6,926	34,658	188	6,926	34,846	41,772	9,955	31,817	49,907	2004
Avalon Milford I	Milford, CT	8,746	22,699	150	8,746	22,849	31,595	6,098	25,497	—	2004
Avalon Norwalk	Norwalk, CT	11,281	71,348	24	11,281	71,372	82,653	4,174	78,479	—	2011
Avalon Huntington	Shelton, CT	5,277	20,029	74	5,277	20,103	25,380	2,215	23,165	—	2008
Avalon Wilton II	Wilton, CT	6,557	23,474	—	6,557	23,474	30,031	440	29,591	—	2011
Avalon at Foxhall	Washington, DC	6,848	27,614	11,189	6,848	38,803	45,651	20,869	24,782	58,620	1982
Avalon at Gallery Place I	Washington, DC	8,800	39,731	549	8,800	40,280	49,080	12,421	36,659	45,547	2003
Avalon Arlington Heights	Arlington Heights, IL	9,750	39,651	8,138	9,750	47,789	57,539	17,466	40,073	—	1987/2000
Avalon at Lexington	Lexington, MA	2,124	12,599	2,547	2,124	15,146	17,270	8,935	8,335	—	1994
Avalon Oaks	Wilmington, MA	2,129	18,676	927	2,129	19,603	21,732	8,714	13,018	16,468	1999
Avalon Summit	Quincy, MA	1,743	14,662	9,112	1,743	23,774	25,517	9,207	16,310	—	1986/1996
Avalon Essex	Peabody, MA	5,184	16,320	1,200	5,184	17,520	22,704	7,103	15,601	—	2000
Avalon at Prudential Center	Boston, MA	25,811	104,399	52,175	25,811	156,574	182,385	57,761	124,624	—	1968/1998
Avalon Oaks West	Wilmington, MA	3,318	13,467	481	3,318	13,948	17,266	4,851	12,415	16,367	2002
Avalon Orchards	Marlborough, MA	2,983	18,037	894	2,983	18,931	21,914	6,530	15,384	18,321	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,527	1,390	11,039	46,917	57,956	13,825	44,131	—	2003
Avalon at The Pinehills I	Plymouth, MA	3,623	16,292	98	3,623	16,390	20,013	4,346	15,667	—	2004
Essex Place	Peabody, MA	4,645	19,007	11,411	4,645	30,418	35,063	6,450	28,613	—	2004
Avalon at Bedford Center	Bedford, MA	4,258	20,569	68	4,258	20,637	24,895	4,469	20,426	14,806	2005

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Chestnut Hill	Chestnut Hill, MA	14,572	45,911	254	14,572	46,165	60,737	8,529	52,208	40,781	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,608	91	5,152	30,699	35,851	5,732	30,119	20,991	2007
Avalon Danvers	Danvers, MA	7,010	76,904	138	7,010	77,042	84,052	11,560	72,492	—	2006
Avalon at Lexington Hills	Lexington, MA	8,691	79,156	—	8,691	79,156	87,847	10,925	76,922	—	2007
Avalon Acton	Acton, MA	13,124	49,908	40	13,124	49,948	63,072	6,654	56,418	45,000	2007
Avalon at Hingham Shipyard	Hingham, MA	12,218	41,597	—	12,218	41,597	53,815	4,538	49,277	—	2009
Avalon Sharon	Sharon, MA	4,719	25,522	—	4,719	25,522	30,241	3,213	27,028	—	2007
Avalon Northborough I	Northborough, MA	3,362	22,322	—	3,362	22,322	25,684	1,946	23,738	—	2009
Avalon Blue Hills	Randolph, MA	11,074	34,736	—	11,074	34,736	45,810	3,081	42,729	—	2009
Avalon Northborough II	Northborough, MA	4,782	29,960	—	4,782	29,960	34,742	1,552	33,190	—	2010
Avalon at the Pinehills II	Plymouth, MA	3,253	14,078	—	3,253	14,078	17,331	289	17,042	—	2011
Avalon at Fairway Hills	Columbia, MD	8,603	34,432	10,480	8,603	44,912	53,515	23,474	30,041	—	1987/1996
Avalon at Decoverly	Rockville, MD	11,865	49,686	8,892	11,865	58,578	70,443	20,001	50,442	—	1991/1995
Avalon Fields I	Gaithersburg, MD	2,608	11,707	447	2,608	12,154	14,762	6,598	8,164	9,103	1996
Avalon Fields II	Gaithersburg, MD	1,439	6,846	91	1,439	6,937	8,376	3,264	5,112	—	1998
Avalon Symphony Woods (SGlen)	Columbia, MD	1,594	6,384	5,886	1,594	12,270	13,864	5,742	8,122	—	1986
Avalon at Grosvenor Station	North Bethesda, MD	29,159	53,001	743	29,159	53,744	82,903	15,410	67,493	—	2004
Avalon at Traville	North Potomac, MD	14,365	55,398	453	14,365	55,851	70,216	15,768	54,448	77,187	2004
Avalon Symphony Woods (Sgate)	Columbia, MD	7,207	29,151	5,493	7,207	34,644	41,851	5,656	36,195	—	1986/2006
Avalon Cove	Jersey City, NJ	8,760	82,574	17,681	8,760	100,255	109,015	43,355	65,660	—	1997
Avalon Run & Run East	Lawrenceville, NJ	14,650	60,486	2,045	14,650	62,531	77,181	16,860	60,321	—	1996
Avalon Princeton Junction	West Windsor, NJ	5,585	22,394	20,483	5,585	42,877	48,462	16,816	31,646	—	1988
Avalon at Edgewater	Edgewater, NJ	14,528	60,240	2,073	14,528	62,313	76,841	21,837	55,004	78,046	2002
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	1,032	6,647	35,938	42,585	13,988	28,597	—	2001
Avalon at Freehold	Freehold, NJ	4,119	30,514	337	4,119	30,851	34,970	10,835	24,135	36,388	2002
Avalon Run East II	Lawrenceville, NJ	6,766	45,361	507	6,766	45,868	52,634	11,582	41,052	38,991	2003
Avalon Lyndhurst	Lyndhurst, NJ	18,620	59,879	154	18,620	60,033	78,653	10,356	68,297	—	2006
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,166	—	7,939	33,166	41,105	4,141	36,964	—	2007
Avalon at West Long Branch	West Long Branch, NJ	2,717	22,911	—	2,717	22,911	25,628	921	24,707	—	2011
Avalon Commons	Smithtown, NY	4,679	28,286	5,627	4,679	33,913	38,592	14,720	23,872	—	1997
Avalon Gardens	Nanuet, NY	8,428	45,660	2,268	8,428	47,928	56,356	22,941	33,415	65,800	1998
Avalon Green	Elmsford, NY	1,820	10,525	1,699	1,820	12,224	14,044	6,936	7,108	—	1995
Avalon Towers	Long Beach, NY	3,118	12,709	5,947	3,118	18,656	21,774	9,509	12,265	—	1990/1995
Avalon Willow	Mamaroneck, NY	6,207	40,791	864	6,207	41,655	47,862	17,466	30,396	—	2000
Avalon Court	Melville, NY	9,228	50,098	2,315	9,228	52,413	61,641	22,928	38,713	—	1997/2000
The Avalon	Bronxville, NY	2,889	28,324	573	2,889	28,897	31,786	12,325	19,461	—	1999
Avalon Riverview I	Long Island City, NY	—	94,166	1,624	—	95,790	95,790	31,352	64,438	—	2002
Avalon at Glen Cove South	Glen Cove, NY	7,871	59,969	435	7,871	60,404	68,275	15,781	52,494	—	2004
Avalon Pines I & II	Coram, NY	8,700	62,931	81	8,700	63,012	71,712	14,463	57,249	—	2005
Avalon Bowery Place I	New York, NY	18,575	74,351	2,648	18,575	76,999	95,574	13,924	81,650	93,800	2006
Avalon Glen	Glen Cove, NY	2,577	37,336	58	2,577	37,394	39,971	6,085	33,886	—	2007
Avalon Riverview North	Long Island City, NY	—	167,325	287	—	167,612	167,612	24,595	143,017	—	2007

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon on the Sound East	New Rochelle, NY	5,735	180,911	480	5,735	181,391	187,126	26,555	160,571	—	2007
Avalon Bowery Place II	New York, NY	9,106	47,478	312	9,106	47,790	56,896	6,748	50,148	48,500	2007
Avalon White Plains	White Plains, NY	15,391	137,367	—	15,391	137,367	152,758	12,911	139,847	—	2009
Avalon Morningside Park	New York, NY	—	114,372	161	—	114,533	114,533	12,387	102,146	100,000	2009
Avalon Charles Pond	Coram, NY	14,715	33,640	—	14,715	33,640	48,355	3,178	45,177	—	2009
Avalon Fort Greene	Brooklyn, NY	82,375	215,783	—	82,375	215,783	298,158	12,123	286,035	—	2010
Avalon at Center Place	Providence, RI	—	26,816	4,634	—	31,450	31,450	15,524	15,926	—	1991/1997
Avalon Fair Lakes	Fairfax, VA	6,096	24,400	7,530	6,096	31,930	38,026	14,341	23,685	—	1989/1996
AVA Ballston	Arlington, VA	7,291	29,177	5,055	7,291	34,232	41,523	19,459	22,064	—	1990
Avalon at Providence Park	Fairfax, VA	2,152	8,907	1,243	2,152	10,150	12,302	5,126	7,176	—	1988/1997
Avalon Crescent	McLean, VA	13,851	43,397	1,110	13,851	44,507	58,358	22,082	36,276	110,600	1996
Avalon at Arlington Square	Arlington, VA	22,041	90,296	2,109	22,041	92,405	114,446	33,159	81,287	170,125	2001
Avalon Fairfax Towers	Falls Church, VA	17,889	72,159	—	17,889	72,159	90,048	1,785	88,263	43,426	1978/2012
Avalon Redmond Place	Redmond, WA	4,558	18,368	9,418	4,558	27,786	32,344	11,552	20,792	—	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	2,982	6,786	30,623	37,409	13,695	23,714	—	1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	913	6,664	25,032	31,696	9,432	22,264	26,522	2001
Avalon RockMeadow	Bothell, WA	4,777	19,765	1,134	4,777	20,899	25,676	8,203	17,473	—	2000
Avalon WildReed	Everett, WA	4,253	18,676	260	4,253	18,936	23,189	7,548	15,641	—	2000
Avalon HighGrove	Everett, WA	7,569	32,041	526	7,569	32,567	40,136	12,523	27,613	—	2000
Avalon ParcSquare	Redmond, WA	3,789	15,139	672	3,789	15,811	19,600	6,394	13,206	—	2000
Avalon Brandemoor	Lynwood, WA	8,608	36,679	1,546	8,608	38,225	46,833	13,952	32,881	—	2001
AVA Belltown	Seattle, WA	5,644	12,733	808	5,644	13,541	19,185	4,795	14,390	—	2001
Avalon Meydenbauer	Bellevue, WA	12,654	76,190	75	12,654	76,265	88,919	9,750	79,169	—	2008
Avalon Towers Bellevue	Bellevue, WA	—	122,953	100	—	123,053	123,053	5,764	117,289	—	2011
Avalon Brandemoor II	Lynwood, WA	2,655	11,217	—	2,655	11,217	13,872	196	13,676	—	2011

		1,256,310	6,299,960	596,202	1,256,310	6,896,162	8,152,472	1,828,396	6,324,076	1,996,456

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition

Development Communities

Avalon Ocean Avenue	San Francisco, CA	—	279	42,730	—	43,009	43,009	—	43,009	—	N/A
Avalon Shelton III	Shelton, CT	—	78	11,015	—	11,093	11,093	—	11,093	—	N/A
AVA H Street	Washington, DC	—	—	10,014	—	10,014	10,014	—	10,014	—	N/A
Avalon Cohasset	Cohasset, MA	3,415	17,637	25,816	3,415	43,453	46,868	148	46,720	—	N/A
Avalon Andover	Andover, MA	—	81	18,939	—	19,020	19,020	—	19,020	—	N/A
Avalon Exeter	Boston, MA	—	—	27,918	—	27,918	27,918	—	27,918	—	N/A
Avalon Natick	Natick, MA	—	—	17,492	—	17,492	17,492	—	17,492	—	N/A
Avalon North Bergen	North Bergen, NJ	—	72	27,586	—	27,658	27,658	—	27,658	—	N/A
Avalon at Wesmont Station I	Wood-Ridge, NJ	—	346	38,690	—	39,036	39,036	—	39,036	—	N/A
Avalon Hackensack	Hackensack, NJ	—	28	7,189	—	7,217	7,217	—	7,217	—	N/A
Avalon Somerset	Somerset, NJ	—	348	20,523	—	20,871	20,871	—	20,871	—	N/A
Avalon West Chelsea / AVA High Line	New York, NY	—	—	52,507	—	52,507	52,507	—	52,507	—	N/A
Avalon Rockville Centre	Rockville Centre, NY	17,985	43,888	37,084	17,985	80,972	98,957	460	98,497	—	N/A
Avalon Green II	Greenburgh, NY	4,979	14,873	61,533	4,979	76,406	81,385	91	81,294	—	N/A
Avalon Garden City	Garden City, NY	—	361	29,203	—	29,564	29,564	—	29,564	—	N/A
Avalon Park Crest	Tysons Corner, VA	—	54	44,741	—	44,795	44,795	—	44,795	—	N/A
AVA Queen Anne	Seattle, WA	1,485	6,272	43,974	1,485	50,246	51,731	16	51,715	—	N/A
AVA Ballard	Seattle, WA	—	—	26,979	—	26,979	26,979	—	26,979	—	N/A

		27,864	84,317	543,933	27,864	628,250	656,114	715	655,399	—

Land held for development		325,918	—	—	325,918	—	325,918	—	325,918	5,668
Corporate Overhead		73,126	18,854	62,012	73,126	80,866	153,992	34,355	119,637	1,631,001

		$1,683,218	$6,403,131	$1,202,147	$1,683,218	$7,605,278	$9,288,496	$1,863,466	$7,425,030	$3,633,125

(1)	This community is a Fund I asset which the Company consolidated beginning in 2010 as discussed elsewhere in this form 10-K.

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building - 30 years

Improvements, upgrades and FF&E - not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $9,114,836 at December 31, 2011.

The changes in total real estate assets for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Years ended December 31,
	2011	2010	2009
Balance, beginning of period	$8,661,211	$8,360,091	$8,002,487
Acquisitions, construction costs and improvements	861,626	475,211	493,196
Dispositions, including impairment loss on planned dispositions	(234,341)	(174,091)	(135,592)

Balance, end of period	$9,288,496	$8,661,211	$8,360,091

The changes in accumulated depreciation for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Years ended December 31,
	2011	2010	2009
Balance, beginning of period	$1,705,567	$1,526,604	$1,352,744
Depreciation, including discontinued operations	250,269	232,942	218,286
Dispositions	(92,370)	(53,979)	(44,426)

Balance, end of period	$1,863,466	$1,705,567	$1,526,604