Form 10-Q
period 2012-03-31
AVALONBAY COMMUNITIES INC
filed 2012-05-04
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

95,352,207 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2012

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	3-31-12	12-31-11
	(unaudited)
ASSETS
Real estate:
Land	$1,375,068	$1,345,976
Buildings and improvements	6,803,724	6,726,634
Furniture, fixtures and equipment	235,556	228,451
	8,414,348	8,301,061
Less accumulated depreciation	(1,900,698)	(1,837,847)
Net operating real estate	6,513,650	6,463,214
Construction in progress, including land	688,617	597,546
Land held for development	297,127	325,918
Operating real estate assets held for sale, net	38,060	38,352
Total real estate, net	7,537,454	7,425,030

Cash and cash equivalents	248,242	616,853
Cash in escrow	72,894	73,400
Resident security deposits	24,269	23,597
Investments in unconsolidated real estate entities	151,565	144,561
Deferred financing costs, net	31,198	33,653
Deferred development costs	31,108	24,770
Prepaid expenses and other assets	144,329	140,526
Total assets	$8,241,059	$8,482,390

LIABILITIES AND EQUITY
Unsecured notes, net	$1,449,929	$1,629,210
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,930,386	1,969,986
Dividends payable	92,508	84,953
Payables for construction	43,789	36,775
Accrued expenses and other liabilities	233,743	247,599
Accrued interest payable	21,220	34,210
Resident security deposits	37,975	36,827
Liabilities related to real estate assets held for sale	34,042	33,875
Total liabilities	3,843,592	4,073,435

Redeemable noncontrolling interests	7,197	7,063

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2012 and December 31, 2011; zero shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2012 and December 31, 2011; 95,341,319 and 95,175,677 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	953	952
Additional paid-in capital	4,666,536	4,652,457
Accumulated earnings less dividends	(208,304)	(171,648)
Accumulated other comprehensive loss	(76,012)	(87,020)
Total stockholders’ equity	4,383,173	4,394,741
Noncontrolling interests	7,097	7,151
Total equity	4,390,270	4,401,892
Total liabilities and equity	$8,241,059	$8,482,390

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended
	3-31-12	3-31-11
Revenue:
Rental and other income	$249,905	$226,210
Management, development and other fees	2,549	2,320
Total revenue	252,454	228,530

Expenses:
Operating expenses, excluding property taxes	65,905	63,767
Property taxes	24,530	24,140
Interest expense, net	33,626	42,971
Loss on extinguishment of debt	1,179	—
Depreciation expense	62,991	59,650
General and administrative expense	9,710	7,292
Total expenses	197,941	197,820

Equity in income of unconsolidated entities	2,175	503

Income from continuing operations	56,688	31,213

Discontinued operations:
Income (loss) from discontinued operations	921	(676)
Total discontinued operations	921	(676)

Net income	57,609	30,537
Net (income) loss attributable to noncontrolling interests	149	(196)

Net income attributable to common stockholders	$57,758	$30,341

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	11,008	(84)
Comprehensive income	$68,766	$30,257

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$0.60	$0.36
Discontinued operations attributable to common stockholders	0.01	(0.01)
Net income attributable to common stockholders	$0.61	$0.35

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$0.59	$0.36
Discontinued operations attributable to common stockholders	0.01	(0.01)
Net income attributable to common stockholders	$0.60	$0.35

Dividends per common share:	$0.9700	$0.8925

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the three months ended
	3-31-12	3-31-11

Net income	$57,609	$30,537
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	62,991	59,650
Depreciation expense from discontinued operations	321	1,649
Amortization of deferred financing costs and debt premium/discount	1,475	1,818
Amortization of stock-based compensation	1,984	1,733
Equity in income of unconsolidated entities, net of eliminations	(1,346)	(228)
Loss on extinguishment of debt	1,179	—
Increase in cash in operating escrows	(1,225)	(4,217)
Increase in resident security deposits, prepaid expenses and other assets	(8,167)	(9,407)
Decrease in accrued expenses, other liabilities and accrued interest payable	(9,481)	(8,320)
Net cash provided by operating activities	105,340	73,215

Cash flows from investing activities:

Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(159,091)	(110,644)
Acquisition of communities	(7,442)	—
Capital expenditures - existing real estate assets	(2,746)	(2,974)
Capital expenditures - non-real estate assets	(147)	(2,982)
Increase (decrease) in payables for construction	7,014	(1,736)
(Increase) decrease in cash in construction escrows	1,731	(7,572)
(Increase) decrease in investments in unconsolidated real estate entities	(5,659)	1,225
Net cash used in investing activities	(166,340)	(124,683)

Cash flows from financing activities:
Issuance of common stock	8,956	150,157
Dividends paid	(84,926)	(76,557)
Repayments of mortgage notes payable	(52,038)	(30,119)
Repayment of unsecured notes	(179,400)	—
Payment of deferred financing costs	(123)	—
Acquisition of joint venture partner equity interest	—	(6,570)
Distributions to DownREIT partnership unitholders	(7)	(7)
Distributions to joint venture and profit-sharing partners	(73)	(62)
Net cash provided by (used in) financing activities	(307,611)	36,842

Net decrease in cash and cash equivalents	(368,611)	(14,626)

Cash and cash equivalents, beginning of the period	616,853	306,426

Cash and cash equivalents, end of the period	$248,242	$291,800

Cash paid during the year for interest, net of amount capitalized	$42,684	$47,462

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the three months ended March 31, 2012:

•                  As described in Note 4, “Equity,” 91,471 shares of common stock valued at $12,161,000 were issued in connection with stock grants; 735 shares valued at $95,000 were issued through the Company’s dividend reinvestment plan; 39,054 shares valued at $5,119,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,027 shares valued at $324,000 previously issued in connection with employee compensation were forfeited. In addition, the Company granted 113,804 options for common stock at a value of $3,306,000.

•                  The Company recorded a decrease to other liabilities and a corresponding increase to other comprehensive income of $11,008,000; and recorded a decrease to prepaid expenses and other assets of $11,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

•                  Common dividends declared but not paid totaled $92,508,000.

•                  The Company recorded an increase of $309,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 10, “Fair Value”.

•                  The Company assumed a 4.61% coupon fixed rate mortgage loan with an outstanding balance of $11,958,000 in conjunction with the acquisition of The Mark Pasadena.

During the three months ended March 31, 2011:

•                  88,124 shares of common stock valued at $10,207,000 were issued in connection with stock grants; 941 shares valued at $107,000 were issued through the Company’s dividend reinvestment plan; 38,349 shares valued at $4,490,000 were withheld to satisfy employees’ tax withholding and other liabilities; 505 shares valued at $35,000 previously issued in connection with employee compensation were forfeited.  In addition, the Company granted 144,827 options for common stock at a value of $4,258,000.

•                  7,500 units of limited partnership, valued at $365,000, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•                  The Company recorded a decrease to prepaid expenses and other assets and a corresponding decrease to other comprehensive income of $84,000 and recorded a decrease to prepaid expenses and other assets of $456,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

•                  Common dividends declared but not paid totaled $77,941,000.

•                  The Company recorded an increase of $981,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

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

At March 31, 2012, the Company owned or held a direct or indirect ownership interest in 179 operating apartment communities containing 53,315 apartment homes in ten states and the District of Columbia, of which 10 communities containing 2,580 apartment homes were under reconstruction. In addition, the Company owned or held a direct ownership interest in 20 communities under construction that are expected to contain an aggregate of 5,775 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,415 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

Capitalized terms used without definition have the meaning as provided elsewhere in this Form 10-Q.

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

	For the three months ended
	3-31-12	3-31-11
Basic and diluted shares outstanding

Weighted average common shares - basic	94,855,266	86,168,732

Weighted average DownREIT units outstanding	7,500	10,291

Effect of dilutive securities	791,013	818,507

Weighted average common shares - diluted	95,653,779	86,997,530

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$57,758	$30,341
Net income allocated to unvested restricted shares	(254)	(83)
Net income attributable to common stockholders, adjusted	$57,504	$30,258

Weighted average common shares - basic	94,855,266	86,168,732

Earnings per common share - basic	$0.61	$0.35

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$57,758	$30,341
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	7	7

Adjusted net income attributable to common stockholders	$57,765	$30,348

Weighted average common shares - diluted	95,653,779	86,997,530

Earnings per common share - diluted	$0.60	$0.35

Certain options to purchase shares of common stock in the amounts of 427,288 and 469,647 were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at March 31, 2012 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 0.3%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2012 or 2011.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into derivative transactions for trading or other speculative purposes. The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of the Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of the Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

Legal and Other Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related.

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of the Company’s business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

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

Recently Adopted Accounting Standards

In May 2011, The Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurement and disclosure requirements, which became effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance resulted in the tabular disclosure of fair value of the Company’s financial assets and liabilities, classified by level in the fair value hierarchy, and did not impact the Company’s financial position or results of operations.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $12,320,000 and $6,343,000 for the three months ended March 31, 2012 and 2011, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of March 31, 2012 and December 31, 2011, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2012 and December 31, 2011, as shown in the Condensed Consolidated Balance Sheets (see Note 6, “Real Estate Disposition Activities”).

	3-31-12	12-31-11

Fixed rate unsecured notes (1)	$1,451,601	$1,556,001
Variable rate unsecured notes (1)	—	75,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,537,343	1,528,783
Variable rate mortgage notes payable - conventional and tax-exempt	391,601	440,241

Total notes payable and unsecured notes	3,380,545	3,600,025

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,380,545	$3,600,025

(1)          Balances at March 31, 2012 and December 31, 2011 exclude $1,672 and $1,802, respectively, of debt discount, and $0 and $11, respectively, for basis adjustments, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)          Balances at March 31, 2012 and December 31, 2011 exclude $1,442 and $962, respectively of debt premium as reflected in mortgage notes payable, net on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2012:

•                  In January 2012, the Company repaid $179,400,000 principal amount of its 5.5% coupon unsecured notes pursuant to their scheduled maturity.

•                  In February 2012, in conjunction with the acquisition of a community, the Company assumed the existing 4.61% fixed-rate mortgage note in the amount of $11,958,000 that matures in June 2018, and is secured by the community.

•                  Also in February 2012, the Company repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date. In conjunction with the early retirement the Company incurred a non-cash charge of $1,179,000 for the write off of deferred financing fees which was recognized as a loss on extinguishment of debt.

The Company has a variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks, which has an available borrowing capacity of $750,000,000 and a 4-year term, plus a one year extension option.  The Credit Facility was entered into in September 2011 and it bears interest at varying levels based on the London InterBank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity selected by the Company.  The current stated pricing is LIBOR plus 1.075% per annum (1.32% at March 31, 2012). The Company did not have any borrowings outstanding under the Credit Facility and had $46,135,000 and $52,659,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2012 and December 31, 2011, respectively.

In the aggregate, secured notes payable mature at various dates from May 2012 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,567,946,000, excluding communities classified as held for sale, as of March 31, 2012).

As of March 31, 2012, the Company has guaranteed approximately $179,918,000 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% at March 31, 2012 and December 31, 2011.  The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.3% at March 31, 2012 and December 31, 2011.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2012, excluding mortgage notes secured by communities classified as held for sale, are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes

2012	$10,274	$14,666	$201,601	6.125%

2013	13,376	223,473	100,000	4.950%

2014	14,284	—	150,000	5.375%

2015	12,170	406,019	—	—

2016	12,807	—	250,000	5.750%

2017	13,709	18,300	250,000	5.700%

2018	14,330	11,073	—	—

2019	2,597	610,813	—	—

2020	2,768	—	250,000	6.100%

2021	2,952	—	250,000	3.950%

Thereafter	86,698	458,635	—	—

	$185,965	$1,742,979	$1,451,601

(1)  Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

The Company was in compliance at March 31, 2012 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2012 (dollars in thousands):

			Accumulated	Accumulated
		Additional	earnings	other	Total
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	gain (loss)	equity	interests	equity

Balance at December 31, 2011	$952	$4,652,457	$(171,648)	$(87,020)	$4,394,741	$7,151	$4,401,892

Net income attributable to common stockholders	—	—	57,758	—	57,758	(54)	57,704
Unrealized gain on cash flow hedges	—	—	—	11,008	11,008	—	11,008
Change in redemption value of redeemable noncontrolling interest	—	—	(309)	—	(309)	—	(309)
Dividends declared to common stockholders	—	—	(92,481)	—	(92,481)	—	(92,481)
Issuance of common stock, net of withholdings	1	5,231	(1,624)	—	3,608	—	3,608
Amortization of deferred compensation	—	8,848	—	—	8,848	—	8,848

Balance at March 31, 2012	$953	$4,666,536	$(208,304)	$(76,012)	$4,383,173	$7,097	$4,390,270

During the three months ended March 31, 2012, the Company:

(i)                                     issued 116,517 shares of common stock in connection with stock options exercised;

(ii)                                  issued 735 common shares through the Company’s dividend reinvestment plan;

(iii)                               issued 91,471 common shares in connection with stock grants;

(iv)                              withheld 39,054 common shares to satisfy employees’ tax withholding and other liabilities; and

(v)                                 cancelled 4,027 shares of restricted common stock upon forfeiture.

In addition, the Company granted 113,804 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2012 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2012, and will not be reflected until earned as compensation cost.

In November 2010, the Company commenced a second continuous equity program (“CEP II”), under which the Company may sell up to $500,000,000 of its common stock from time to time during a 36-month period. The Company did not sell any shares under CEP II during the three months ended March 31, 2012. From program inception in November 2010 through March 31, 2012, the Company sold 2,490,765 shares at an average price of $119.84 per share for aggregate net proceeds of $294,000,000.

5.  Investments in Real Estate Entities

Investments in consolidated entities

In February 2012, the Company acquired The Mark Pasadena, located in Pasadena, CA.  The Mark Pasadena contains 84 apartment homes and was acquired for a purchase price of $19,400,000. In conjunction with this acquisition, the Company assumed the existing 4.61% fixed-rate mortgage loan with an outstanding principal amount of $11,958,000 which matures in June 2018, and is secured by the community.

The Company accounted for the acquisition of The Mark Pasadena as a business combination and recorded the acquired assets and assumed liabilities, including identifiable intangibles, based on their fair values.  The Company looked to third party pricing for the value of the land, and an internal model to determine the fair value of the real estate assets, in place leases and mortgage loan.  Given the heterogeneous nature of multi-family real estate, the fair values for the land, real estate assets and in place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.  The Company used a discounted cash flow analysis on the expected cash flows of the mortgage note to determine its fair value, considering the contractual terms of the instrument and observable market-based inputs.  The fair value of the mortgage loan is considered a Level 2 price as the majority of the inputs used fall within Level 2 of the fair value hierarchy.

Investment in unconsolidated entities

As of March 31, 2012, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended March 31, 2012, AvalonBay Value Added Fund, LP (“Fund I”) sold two communities located in Chicago, IL:  Avalon Lakeside, containing 204 apartment homes, was sold for $20,500,000 and Avalon Poplar Creek, containing 196 apartment homes, was sold for $27,200,000.  The Company’s proportionate share of the aggregate gain in accordance with GAAP for these dispositions was $1,086,000.

During the three months ended March 31, 2012, AvalonBay Value Added Fund II, LP (“Fund II”) acquired Avalon Watchung, a 334 apartment home community located in Watchung, NJ, for $63,000,000.  This is the final asset acquisition for Fund II.

There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the three months ended March 31, 2012.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (dollars in thousands):

	3-31-12	12-31-11
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,597,083	$1,583,397
Other assets	108,057	70,233

Total assets	$1,705,140	$1,653,630

Liabilities and partners’ capital:
Mortgage notes payable	$1,097,846	$1,074,429
Other liabilities	29,994	27,335
Partners’ capital	577,300	551,866

Total liabilities and partners’ capital	$1,705,140	$1,653,630

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented (dollars in thousands):

	For the three months ended
	3-31-12	3-31-11
	(unaudited)	(unaudited)

Rental and other income	$42,627	$37,823
Operating and other expenses	(18,669)	(17,554)
Gain on sale of communities	8,909	—
Interest expense, net	(13,066)	(12,301)
Depreciation expense	(12,700)	(11,603)
Net income (loss)	$7,101	$(3,635)

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $8,671,000 at March 31, 2012 and $9,167,000 at December 31, 2011 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of March 31, 2012).  As of March 31, 2012, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of March 31, 2012, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of March 31, 2012.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets for which the disposition did not occur, in the amounts of $147,000 and $651,000 for the three months ended March 31, 2012 and 2011, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three months ended March 31, 2012 and 2011.

The Company assesses its portfolio of land held for development and for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for the land.  The Company did not recognize any impairment charges on its investment in land for the three months ended March 31, 2012 and 2011.

The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three months ended March 31, 2012 and 2011.

6.  Real Estate Disposition Activities

The Company did not sell any communities during the three months ended March 31, 2012. As of March 31, 2012, the Company had one real estate asset that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2011 through March 31, 2012, as well as for assets classified as held for sale at March 31, 2012, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income (loss) from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended
	3-31-12	3-31-11
	(unaudited)	(unaudited)

Rental income	$2,033	$7,278
Operating and other expenses	(711)	(5,005)
Interest expense, net	(80)	(1,300)
Depreciation expense	(321)	(1,649)
Income (loss) from discontinued operations	$921	$(676)

7.  Segment Reporting

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

A reconciliation of NOI to net income for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

	For the three months ended
	3-31-12	3-31-11
	(unaudited)	(unaudited)

Net income	$57,609	$30,537
Indirect operating expenses, net of corporate income	8,036	7,037
Investments and investment management expense	1,446	1,191
Expensed acquisition, development and other pursuit costs	239	651
Interest expense, net	33,626	42,971
Loss on extinguishment of debt	1,179	—
General and administrative expense	9,710	7,292
Equity in income of unconsolidated entities	(2,175)	(503)
Depreciation expense	62,991	59,650
(Income) loss from discontinued operations	(921)	676
Net operating income	$171,740	$149,502

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2012 and 2011 have been adjusted for the real estate assets that were sold from January 1, 2011 through March 31, 2012, or otherwise qualify as discontinued operations as of March 31, 2012, as described in Note 6, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)

For the three months ended March 31, 2012

Established
New England	$33,881	$22,065	7.5%	$1,100,828
Metro NY/NJ	57,218	39,591	9.8%	1,962,197
Mid-Atlantic	25,696	18,816	6.4%	591,140
Pacific Northwest	7,905	5,572	11.9%	301,793
Northern California	31,112	22,793	15.5%	1,180,070
Southern California	23,747	16,559	11.9%	931,512
Total Established	179,559	125,396	10.2%	6,067,540

Other Stabilized	36,674	23,932	N/A	1,289,507
Development / Redevelopment	33,672	22,412	N/A	1,641,636
Land Held for Future Development	N/A	N/A	N/A	297,127
Non-allocated (2)	2,549	N/A	N/A	104,282

Total	$252,454	$171,740	14.9%	$9,400,092

For the three months ended March 31, 2011

Established
New England	$41,027	$25,482	6.7%	$1,293,907
Metro NY/NJ	47,691	31,559	5.5%	1,527,764
Mid-Atlantic	26,852	19,242	8.8%	658,249
Pacific Northwest	9,129	6,140	0.8%	361,623
Northern California	22,826	16,208	5.4%	866,694
Southern California	18,394	11,955	1.9%	695,067
Total Established	165,919	110,586	5.6%	5,403,304

Other Stabilized	31,570	20,027	N/A	1,557,988
Development / Redevelopment	28,721	18,889	N/A	1,324,743
Land Held for Future Development	N/A	N/A	N/A	193,593
Non-allocated (2)	2,320	N/A	N/A	79,037

Total	$228,530	$149,502	11.3%	$8,558,665

(1)          Does not include gross real estate assets held for sale of $64,000 and $62,230 as of March 31, 2012 and 2011, respectively.

(2)          Revenue represents third party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2011	247,403	$98.42	1,112,959	$94.10
Exercised	(15,640)	95.80	(100,877)	73.57
Granted	113,804	132.95	—	—
Forfeited	(2,396)	99.69	(1,135)	48.60
Options Outstanding, March 31, 2012	343,171	$109.98	1,010,947	$96.20
Options Exercisable March 31, 2012	102,243	$92.48	1,010,947	$96.20

The weighted average fair value of the options granted under the 2009 Plan during the three months ended March 31, 2012 is estimated at $29.05 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 3.5% over the expected life of the option, volatility of 35.00%, risk-free interest rate of 0.9% and an expected life of approximately five years.

At March 31, 2012, the Company had 394,868 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the three months ended March 31, 2012 totaled 126,169 shares and had fair values at the grant date ranging from $48.60 to $132.95 per share.  The total grant date fair value of shares vested was $11,727,000 and $8,647,000 for the three months ended March 31, 2012 and 2011, respectively.

Total employee stock-based compensation cost recognized in income was $2,974,000 and $2,834,000 for the three months ended March 31, 2012 and 2011, respectively, and total capitalized stock-based compensation cost was $1,276,000 and $1,341,000 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, there was a total of $4,356,000 and $12,222,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.42 years and 2.96 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company received fees of $2,549,000 and $2,320,000 in the three months ended March 31, 2012 and 2011, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,623,000 and $4,294,000 as of March 31, 2012 and December 31, 2011, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $209,000 and $187,000 for the three months ended March 31, 2012 and 2011, respectively, as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards was $161,000 and $370,000 on March 31, 2012 and December 31, 2011, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at March 31, 2012, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow	Cash Flow
	Hedges	Hedges	Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps

Notional balance	$42,747	$194,881	$430,000
Weighted average interest rate (1)	1.2%	2.3%	4.5%
Weighted average capped interest rate	7.3%	5.3%	N/A
Earliest maturity date	Aug-12	Jun-12	Sep-12
Latest maturity date	Mar-14	Jun-15	May-13

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had seven derivatives designated as cash flow hedges and three derivatives not designated as hedges at March 31, 2012. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2012, were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $11,008,000 and a decrease in other comprehensive income of $84,000 during the three months ended March 31, 2012 and 2011, respectively. The amount reclassified from accumulated other comprehensive loss into earnings for the three months ended March 31, 2012, as well as the estimated amount included in accumulated other comprehensive loss as of March 31, 2012, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. The Company had two derivatives designated as fair value hedges as of December 31, 2011 which matured prior to March 31, 2012. The Company recorded a decrease in the fair value of these fair value hedges of $456,000 for the three months ended March 31, 2011.

Redeemable Noncontrolling Interests

The Company provided a redemption option (the “Put”) that allows a joint venture partner of the Company to require the Company to purchase its interest in the investment at a guaranteed minimum amount. The Put is payable in cash. The Company determines the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation, applying a guaranteed rate of return to the joint venture partner’s net capital contribution balance as of period end. Given the significance of the unobservable inputs, the valuation is classified in Level 3 of the fair value hierarchy.

The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement.  Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption.  In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares in the Company’s common stock. The limited partnership units in the DownREIT are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy.

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

The Company values its unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its notes payable and amounts outstanding under its credit facility are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2012	(Level 1)	(Level 2)	(Level 3)
Derivatives:
Cash Flow Hedges
Interest Rate Caps	$40	$—	$40	$—
Interest Rate Swaps	(74,437)	—	(74,437)	—
Put	(5,702)	—	—	(5,702)
DownREIT units	(1,060)	(1,060)	—	—
Indebtedness	(3,597,917)	(1,596,631)	(2,001,286)	—
Total	$(3,679,076)	$(1,597,691)	$(2,075,683)	$(5,702)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” below and the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2011 (our “Form 10-K”).

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

First Quarter 2012 Highlights

The Company experienced strong operating performance in the first quarter of 2012.

•                  Net income attributable to common stockholders for the quarter ended March 31, 2012 was $57,758,000, an increase of $27,417,000 or 90.4% from the prior year period.  The increase is attributable primarily to an increase in NOI from our existing and newly developed and acquired communities, as well as a decrease in interest expense, as discussed below.

•                  For the quarter ended March 31, 2012, Established Communities NOI increased by $11,626,000 or 10.2% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 6.6% due to increases in both rental rates and economic occupancy and a decrease in operating expenses of 1.1% as compared to the prior year period.

•                  At March 31, 2012, we had approximately $321,136,000 in unrestricted cash and cash in escrow.

Financial Outlook

Our portfolio results for the quarter ended March 31, 2012 reflect year-over-year revenue growth, as well as continued sequential rental revenue growth.  The increase in revenues was driven by our portfolio growth and leasing activity for new development as well as an increase in rental rates and occupancy for our Established Communities, partially offset by dispositions. We expect year-over-year revenue growth to continue for the balance of 2012, supported by a combination of a decline in the homeownership rate, disproportionately greater employment growth in the population segments with the highest propensity to rent, and limited supply of new multifamily rental product. We believe continued favorable apartment fundamentals, combined with a capital markets environment that provides for cost effective access to capital, supports our expanded investment activity as further discussed below.

During the quarter ended March 31, 2012, we started construction of one community containing 531 apartment homes for an estimated total capitalized cost of $120,900,000. At March 31, 2012, 20 communities were under construction with a total projected capitalized cost of approximately $1,584,200,000. As of March 31, 2012, approximately $808,805,000 of the capital for this development was invested, with $775,395,000 remaining to invest. At March 31, 2012 the expected total capitalized cost of communities under construction and in planning is $4,388,200,000, providing us the ability to deliver assets into expected favorable market conditions in 2012 and 2013.

At March 31, 2012, there were 10 communities under redevelopment, with an expected investment of approximately $93,100,000, excluding costs incurred prior to the start of redevelopment, with $67,657,000 remaining to be invested.  During the first quarter of 2012, we completed the redevelopment of two communities, one of which was redeveloped under our Eaves by Avalon brand and the second under our Avalon brand.  These communities contain 758 apartment homes and were redeveloped for $32,500,000, excluding costs incurred prior to redevelopment.

We expect to maintain or increase our current level of redevelopment activity through the end of 2012 and into 2013, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and to try to position our assets to outperform as the economy fully recovers.

At present, cash on hand and available capital from our Credit Facility are sufficient to provide the capital necessary to fund our committed development and redevelopment activities as of March 31, 2012. We believe that our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing), provides adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

While we continue to grow principally through our demonstrated core competency of developing wholly owned assets, we also acquire interests in additional operating assets, either directly by us or through joint ventures.

During the three months ended March 31, 2012, we acquired The Mark Pasadena, located in Pasadena, CA, for our wholly-owned portfolio. The Mark Pasadena contains 84 apartment homes and was acquired for $19,400,000.

We established Fund I and Fund II (collectively “the Funds”) to engage in acquisition programs through discretionary investment funds.  We believe this investment format provided the following attributes:  (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and we have made an equity investment of approximately $42,000,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008. Fund I has a term that expires in March 2015, subject to two, one-year extension options. Subsidiaries of Fund I have 17 loans, including one held by us, secured by individual assets with amounts outstanding in the aggregate of $361,311,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate.

During the quarter ended March 31, 2012, Fund I sold two communities located in Chicago, IL:  Avalon Lakeside, containing 204 apartment homes, was sold for $20,500,000 and Avalon Poplar Creek, containing 196 apartment homes was sold $27,200,000.  The Company’s proportionate share of the aggregate gain in accordance with GAAP for these dispositions was $1,086,000.

Fund II has six institutional investors, including us.  One of our wholly owned subsidiaries is the general partner of Fund II and we have total equity commitments of $125,000,000, representing a 31.3% combined general partner and limited partner equity interest.  At March 31, 2012, we had invested $111,375,000 in Fund II.  Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II served as the exclusive vehicle, with some exceptions, through which we acquired investment interests in apartment communities through August 2011.

During the three months ended March 31, 2012, a subsidiary of Fund II acquired Avalon Watchung, consisting of 334 apartment homes, located in Watchung, NJ for a purchase price of $63,000,000. This is the final acquisition for Fund II.  At March 31, 2012, Fund II had invested an aggregate of $836,236,000.

Subsidiaries of Fund II have 14 loans secured by individual assets with amounts outstanding in the aggregate of $492,238,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. These mortgage loans are secured by the underlying real estate.

We are not presently pursuing the formation of a new, third fund.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended March 31, 2012, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2011, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•                        Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that attained stabilized occupancy, as defined above, subsequent to January 1, 2011, such that they have stabilized occupancy as of January 1, 2012.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

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

As of March 31, 2012, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	27	6,286
Metro NY/NJ	23	7,893
Mid-Atlantic	11	4,748
Pacific Northwest	8	1,908
Northern California	18	5,220
Southern California	15	4,733
Total Established	102	30,788

Other Stabilized Communities:
New England	7	2,112
Metro NY/NJ	12	3,872
Mid-Atlantic/Midwest	12	4,270
Pacific Northwest	6	1,535
Northern California	10	3,160
Southern California	18	4,807
Total Other Stabilized	65	19,756

Lease-Up Communities	2	191

Redevelopment Communities	10	2,580

Total Current Communities	179	53,315

Development Communities	20	5,775

Development Rights	34	9,415

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2012 and 2011 follows (dollars in thousands):

	For the three months ended
	3-31-12	3-31-11	$ Change	% Change

Revenue:
Rental and other income	$249,905	$226,210	$23,695	10.5%
Management, development and other fees	2,549	2,320	229	9.9%
Total revenue	252,454	228,530	23,924	10.5%

Expenses:
Direct property operating expenses, excluding property taxes	53,638	52,575	1,063	2.0%
Property taxes	24,530	24,140	390	1.6%
Total community operating expenses	78,168	76,715	1,453	1.9%

Corporate-level property management and other indirect operating expenses	10,582	9,350	1,232	13.2%
Investments and investment management expense	1,446	1,191	255	21.4%
Expensed acquisition, development and other pursuit costs	239	651	(412)	(63.3)%
Interest expense, net	33,626	42,971	(9,345)	(21.7)%
Loss on extinguishment of debt	1,179	—	1,179	N/A
General and administrative expense	9,710	7,292	2,418	33.2%
Depreciation expense	62,991	59,650	3,341	5.6%
Total other expenses	119,773	121,105	(1,332)	(1.1)%

Equity in income of unconsolidated entities	2,175	503	1,672	332.4%

Income from continuing operations	56,688	31,213	25,475	81.6%

Discontinued operations:
Income (loss) from discontinued operations	921	(676)	1,597	(236.2)%
Total discontinued operations	921	(676)	1,597	(236.2)%

Net income	57,609	30,537	27,072	88.7%

Net (income) loss attributable to noncontrolling interests	149	(196)	345	(176.0)%

Net income attributable to common stockholders	$57,758	$30,341	$27,417	90.4%

Net income attributable to common stockholders increased $27,417,000 or 90.4%, to $57,758,000 for the three months ended March 31, 2012 over the prior year period. The increase for the three months ended March 31, 2012 is due primarily to an increase in NOI driven by higher rental revenue from both existing and newly developed communities, and lower interest expense.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2012 and 2011 to net income for each period are as follows (dollars in thousands):

	For the three months ended
	3-31-12	3-31-11
	(unaudited)	(unaudited)

Net income	$57,609	$30,537
Indirect operating expenses, net of corporate income	8,036	7,037
Investments and investment management expense	1,446	1,191
Expensed acquisition, development and other pursuit costs	239	651
Interest expense, net	33,626	42,971
Loss on extinguishment of debt	1,179	—
General and administrative expense	9,710	7,292
Equity in income of unconsolidated entities	(2,175)	(503)
Depreciation expense	62,991	59,650
(Income) loss from discontinued operations	(921)	676
Net operating income	$171,740	$149,502

The NOI changes for the three months ended March 31, 2012, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

For the three months ended
3-31-12

Established Communities	$11,626

Other Stabilized Communities	6,729

Development and Redevelopment Communities	3,883

Total	$22,238

The increases in our Established Communities’ NOI for the three months ended March 31, 2012 are due to a combination of increased rental revenues and decreased operating expenses.  For the balance of 2012, we expect continued rental revenue growth over the prior year period, offset partially by an expected increase in operating expenses.

Rental and other income increased in the three months ended March 31, 2012 as compared to the prior year period due to additional rental income generated from newly developed and acquired communities and increases in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes increased to 42,675 apartment homes for the three months ended March 31, 2012 as compared to 41,742 homes for the prior year period.  This increase is primarily due to new homes from increased development activity and acquisitions, offset by communities sold in 2011. The weighted average monthly revenue per occupied apartment home increased to $1,965 for the three months ended March 31, 2012 as compared to $1,863 in the prior year period.

Established Communities — Rental revenue increased $11,098,000, or 6.6%, for the three months ended March 31, 2012 over the prior year period, due to an increase in rental rates of 6.4% and an increase in economic occupancy of 0.2%.  Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.  We experienced increases in rental revenue from Established Communities in all six of our regions for the three months ended March 31, 2012 over the prior year period. Information for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 31.9% of Established Community rental revenue for the three months ended March 31, 2012, experienced an increase in rental revenue of 6.4% as compared to the prior year period. Average rental rates increased 5.9% to $2,513, and economic occupancy increased 0.5% to 96.1% for the three months ended March 31, 2012. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 0.8% during the first quarter of 2012.  Our Metro New York/New Jersey portfolio includes assets located in Central and Northern New Jersey, New York City and its northern suburbs, and Long Island. Apartment market conditions in New York City are stronger than in the suburbs, with job growth in professional services, technology and tourism offsetting a weak financial services sector.

The New England region accounted for 18.9% of the Established Community rental revenue for the three months ended March 31, 2012 and experienced a rental revenue increase of 5.1% over the prior year period. Average rental rates increased 5.4% to $1,878, offset partially by a decrease in economic occupancy of 0.3% to 95.7% for the three months ended March 31, 2012, as compared to the prior year period.  Sequential revenue declined from the prior quarter by 0.8% during the three months ended March 31, 2012.  The performance of the New England region, which includes metropolitan Boston and southwest Connecticut, was adversely impacted sequentially by an increase in move-outs for home purchases as this metric has increased in the three months ended March 31, 2012 from prior quarters. In addition, job weakness had a negative impact on renter demand in the Fairfield-New Haven area, which is tied to the financial services and defense contracting industries.

Northern California accounted for 17.3% of the Established Community rental revenue for the three months ended March 31, 2012 and experienced a rental revenue increase of 10.3% over the prior year period. Average rental rates increased 10.7% to $2,069, and economic occupancy decreased 0.4% to 96.0% for the three months ended March 31, 2012 as compared to the prior year period. Strong job growth in San Francisco and San Jose, driven by hiring in the technology sector, supported the improved operating results in all of our markets in this region at a faster pace than our other markets.  We expect this region will continue its strong performance for the balance of 2012, supported by the combination of job growth and limited new apartment construction.

The Mid-Atlantic region, which represented 14.3% of Established Community rental revenue for the three months ended March 31, 2012, experienced an increase in rental revenue of 5.4% over the prior year period.  Average rental rates increased by 4.4% to $1,866, while economic occupancy increased 1.0% to 96.6% for the three months ended March 31, 2012 as compared to the prior year period. The Mid-Atlantic region also experienced sequential quarterly rental revenue growth of 0.8%. Recent construction starts for new apartment development are at levels that exceed long-term averages in the Washington, DC metro area. While we expect continued positive operating performance near-term, an increase in new rental deliveries combined with the impact of reduced federal spending is likely to slow growth in rental revenue relative to other regions.

Southern California accounted for 13.2% of the Established Community rental revenue for the three months ended March 31, 2012 and experienced a rental revenue increase of 5.4% over the prior year period. Average rental rates increased 5.6% to $1,738, and economic occupancy decreased 0.2% to 96.2% for the three months ended March 31, 2012 as compared to the prior year period. Consistent with our other West Coast markets, the Southern California region showed continued sequential rental revenue growth, increasing 0.9% over the fourth quarter of 2011. We expect to see continued favorable operating results in 2012, supported by limited supply and the region’s diverse economic base.

The Pacific Northwest region accounted for 4.4% of the Established Community rental revenue for the three months ended March 31, 2012 and experienced a rental revenue increase of 8.5% over the prior year period. Average rental rates increased 6.9% to $1,423, and economic occupancy increased 1.6% to 97.0% for the three months ended March 31, 2012 as compared to the prior year period. The Pacific Northwest showed sequential rental revenue growth of 3.1%, led by job gains in the region’s software and aerospace sectors. Construction starts are rising, which may result in moderating revenue growth as new supply is absorbed in certain submarkets next year.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the three months ended
	3-31-12	3-31-11

Rental revenue (GAAP basis)	$179,497	$168,399
Concessions amortized	196	1,594
Concessions granted	(69)	(758)

Rental revenue adjusted to state concessions on a cash basis	$179,624	$169,235

Year-over-year % change — GAAP revenue		6.6%

Year-over-year % change — cash concession based revenue		6.1%

Management, development and other fees increased $229,000, or 9.9% for the three months ended March 31, 2012 as compared to the prior year period. The increase was primarily due to increased asset management fees and property management fees from Fund II.

Direct property operating expenses, excluding property taxes increased $1,063,000, or 2.0% for the three months ended March 31, 2012 as compared to the prior year period, primarily due to the addition of newly developed and acquired communities in 2011 and 2012 offset somewhat by a decrease in utilities and snow removal costs, a result of the unusually mild winter experienced in 2012 as compared to 2011.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $907,000, or 2.4% for the three months ended March 31, 2012 from the prior year period.  This decrease was driven by lower utility costs due to the milder weather.

Property taxes increased $390,000, or 1.6% for the three months ended March 31, 2012 over the prior year period, due to the addition of newly developed and redeveloped apartment homes and increased assessments at our

Established Communities, offset by successful appeals. Funds received for changes in reported property tax expenses are often impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes increased by $326,000, or 1.9%, for the three months ended March 31, 2012 over the prior year period.  We expect property taxes to increase for the balance of 2012 over 2011. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $1,232,000, or 13.2% for the three months ended March 31, 2012 over the prior year period. The increase is primarily due to increased compensation costs and costs associated with the introduction of our AVA and Eaves by Avalon brands.

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

Interest expense, net decreased $9,345,000, or 21.7% for the three months ended March 31, 2012 from the prior year period.  This category includes interest costs offset by interest capitalized and interest income.  The decrease for the three months ended March 31, 2012 is due primarily to an increase in the amount of interest capitalized due to the increase in communities under development and redevelopment, coupled with lower interest expense resulting from debt repayments in 2011 and 2012.  These favorable variances are offset partially by a decrease in interest income due to the interest income from escrow accounts for certain tax exempt secured borrowings recognized in the three months ended March 31, 2011, with no comparable activity in the current period.

Loss on the extinguishment of debt reflects the impact from expensing deferred financing costs from our debt repurchase and retirement activity, or payments above or below the carrying basis.  During the three months ended March 31, 2012 we recognized a non-cash charge on the extinguishment of debt from the early retirement of a secured note, with no comparable activity in the prior year period.

General and administrative expense (“G&A”) increased $2,418,000, or 33.2% for the three months ended March 31, 2012 as compared to the prior year period. The increase is due primarily to increased compensation expense as well as legal costs.

Depreciation expense increased $3,341,000, or 5.6% in the three months ended March 31, 2012 primarily due to the net increase in assets from the completion of development and redevelopment activities.

Equity in income of unconsolidated entities increased $1,672,000, or 332.4% for the three months ended March 31, 2012 as compared to the prior year period.  The increase is due primarily to the recognition of our proportionate share of gains from Fund I disposition activity, with no comparable activity during the prior year period.

Income (loss) from discontinued operations represents the net income (loss) generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2011 through March 31, 2012.  This income increased for the three months ended March 31, 2012 due to changes in the number of communities held for sale as compared to the prior period.

Net (income) loss attributable to noncontrolling interests for the three months ended March 31, 2012 resulted in an allocation of loss of $149,000 compared to an allocation of income of $196,000 for the three months ended March 31, 2011. The change for the quarter ended March 31, 2012 is due to allocating the proportionate share of the results of operations from an unconsolidated real estate entity to our joint venture partners.

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

The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-12	3-31-11

Net income attributable to common stockholders	$57,758	$30,341
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	65,292	63,194
Distributions to noncontrolling interests, including discontinued operations	7	7
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(1,086)	—
FFO attributable to common stockholders	$121,971	$93,542

Weighted average common shares outstanding - diluted	95,653,779	86,997,530
EPS per common share - diluted	$0.60	$0.35
FFO per common share - diluted	$1.28	$1.08

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

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended
	3-31-12	3-31-11
Net cash provided by operating activities	$105,340	$73,215
Net cash used in investing activities	$(166,340)	$(124,683)
Net cash (used in) provided by financing activities	$(307,611)	$36,842

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

For the balance of 2012, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, amounts issued under the CEP II discussed below, real estate dispositions, as well as from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At March 31, 2012, we have unrestricted cash, cash equivalents and cash in escrow of $321,136,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $248,242,000 at March 31, 2012, a decrease of $368,611,000 from $616,853,000 at December 31, 2011.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $105,340,000 for the three months ended March 31, 2012 from $73,215,000 for the three months ended March 31, 2011. The change was driven primarily by increased NOI from our communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $166,340,000 for the three months ended March 31, 2012 related to investments in assets primarily through development and redevelopment. During the three months ended March 31, 2012, we invested $176,310,000 in the following:

•                  we invested approximately $159,091,000 in the development and redevelopment of communities;

•                  we invested $7,442,000 in the acquisition of an apartment community;

•                  we had capital expenditures of $2,746,000 for real estate and non-real estate assets; and

•                  we made capital contributions to Fund II of $7,031,000.

Financing Activities — Net cash used by financing activities totaled $307,611,000 for the three months ended March 31, 2012.  The net cash used is due to the repayment of $179,400,000 in unsecured notes, payment of cash dividends in the amount of $84,926,000, and repayment of $52,038,000 for mortgage notes payable, partially offset by $8,956,000 received from the issuance of common stock from stock option exercises.

Variable Rate Unsecured Credit Facility

We currently have a $750,000,000 Credit Facility with a syndicate of commercial banks that matures in September 2015, plus a one-year extension option. The Credit Facility bears interest at varying levels based on LIBOR, our credit rating and on a maturity schedule selected by us.  The current stated pricing is LIBOR plus 1.075% per annum (1.31% on April 30, 2012). At April 30, 2012, there were no amounts outstanding on the Credit Facility, $46,035,000 was used to provide letters of credit, and $703,965,000 was available for borrowing under the Credit Facility.

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

We were in compliance with these covenants at March 31, 2012.

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

Continuous Equity Program

In November 2010, we commenced CEP II, under which we may sell up to $500,000,000 of our common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by us, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding.  In conjunction with CEP II, we engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the three months ended March 31, 2012 we did not sell any common stock under CEP II. From program inception in November 2010 through March 31, 2012, we sold 2,490,765 shares at an average price of $119.84 per share, for aggregate net proceeds of $294,000,000.

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

The following financing activity occurred during the three months ended March 31, 2012:

•                  In January 2012, we repaid $179,400,000 principal amount of 5.5% coupon unsecured notes pursuant to their scheduled maturity.

•                  In February 2012, we repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date. As part of this transaction, we incurred a non-cash charge of $1,179,000 for the write off of deferred financing fees which was recognized as a loss on extinguishment of debt.

•                  Also in February 2012, in conjunction with the acquisition of a wholly-owned operating community, we assumed a 4.61% $11,958,000 note maturing in June 2018.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2012 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In	Principal
	interest	maturity	Balance Outstanding
Community	rate (1)	date	12-31-11	3-31-12		2012	2013	2014	2015	2016	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Fields I	7.81%	May-2027	$9,103	$9,021		$256	$364	$390	$419	$449	$7,143
Avalon Oaks	7.49%	Feb-2041	16,468	16,424		137	195	209	223	240	15,420
Avalon Oaks West	7.54%	Apr-2043	16,367	16,328		123	173	185	198	211	15,438
Avalon at Chestnut Hill	6.15%	Oct-2047	40,781	40,685		294	411	434	457	482	38,607
Avalon Morningside Park	4.09%	May-2046	100,000	100,000	(7)	—	—	—	—	—	100,000
			182,719	182,458		810	1,143	1,218	1,297	1,382	176,608

Variable rate (2)
Avalon Mountain View	1.08%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon Mission Viejo	1.30%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.25%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.55%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.57%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.09%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Bowery Place II	—	Nov-2039	48,500	—	(6)	—	—	—	—	—	—
Avalon Acton	1.70%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	2.59%	Mar-2046	116,000	116,000	(4)	—	—	—	—	—	116,000
Avalon Walnut Creek	2.48%	Mar-2046	10,000	10,000	(4)	—	—	—	—	—	10,000
			416,435	367,935		—	—	—	—	—	367,935

Conventional loans (5)
Fixed rate
$250 Million unsecured notes	—	Jan-2012	104,400	—	(8)	—	—	—	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		201,601	—	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	100,000	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	150,000	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
Avalon at Tysons West	5.55%	Jul-2028	5,668	5,618		153	216	229	242	255	4,523
Avalon Orchards	7.78%	Jul-2033	18,321	18,228		291	412	441	472	506	16,106
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	170,125	—	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	110,600	—	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	150,000	—	—
Avalon Darien	6.22%	Nov-2015	49,907	49,735		578	742	789	47,626	—	—
Avalon at Greyrock Place	6.12%	Nov-2015	60,133	59,922		632	905	962	57,423	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,991	20,927		190	273	289	307	323	19,545
Avalon Gates	5.92%	May-2019	41,048	40,924		371	534	566	601	631	38,221
Avalon at Stamford Harbor	5.92%	May-2019	65,261	65,063		590	848	900	955	1,003	60,767
Avalon at Freehold	5.94%	May-2019	36,388	36,278		330	473	502	532	559	33,882
Avalon Run East II	5.94%	May-2019	38,991	38,873		353	507	538	571	599	36,305
Avalon Gardens	6.06%	May-2019	65,800	65,600		596	855	907	963	1,011	61,268
Avalon at Edgewater	5.94%	May-2019	78,046	77,809		708	1,014	1,076	1,142	1,199	72,670
Avalon at Foxhall	6.05%	May-2019	58,620	58,442		531	762	808	858	901	54,582
Avalon Gallery Place I	6.05%	May-2019	45,547	45,409		412	592	628	667	700	42,410
Avalon at Traville	5.91%	May-2019	77,187	76,953		699	1,003	1,065	1,130	1,186	71,870
Avalon Bellevue	5.91%	May-2019	26,522	26,441		239	345	366	388	408	24,695
Avalon on the Alameda	5.90%	May-2019	53,624	53,461		485	697	740	785	824	49,930
Avalon Mission Bay North	5.90%	May-2019	72,785	72,564		659	946	1,004	1,065	1,118	67,772
Fairfax Towers	4.98%	Aug-2015	43,426	43,186		726	1,020	1,070	40,370	—	—
Eaves Phillips Ranch	6.15%	Jun-2013	54,574	54,269		921	53,348	—	—	—	—
The Mark Pasadena	4.62%	Jun-2018	—	11,958		—	89	186	195	202	11,286
			2,902,065	2,806,486		211,065	335,706	163,066	416,892	261,425	1,418,332

Variable rate (2) (5)
Avalon at Bedford Center	1.68%	May-2012	14,806	14,666	(3)	14,666	—	—	—	—	—
Avalon Walnut Creek	2.53%	Mar-2046	9,000	9,000	(4)	—	—	—	—	—	9,000
$250 Million unsecured notes	—	Jan-2012	75,000	—	(8)	—	—	—	—	—	—
			98,806	23,666		14,666	—	—	—	—	9,000

Total indebtedness-excluding unsecured credit facility			$3,600,025	$3,380,545		$226,541	$336,849	$164,284	$418,189	$262,807	$1,971,875

(1)	Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)	Variable rates are given as of March 31, 2012.

(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)	Represents full amount of the debt as of March 31, 2012. Actual amounts drawn on the debt as of March 31, 2012 are $118,588.

(5)

Balances outstanding represent total amounts due at maturity, and are net of $1,672 and $1,791 of debt discount and basis adjustments associated with the unsecured notes as of March 31, 2012 and December 31, 2011, respectively, and $1,442 and $962 of debt premium associated with secured notes as of March 31, 2012 and December 31, 2011, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)	In February 2012, we elected to repay this mortgage note at par in advance of its maturity date.

(7)	In October 2010, we elected to fix the borrowing rate until June 2012, at which point we will select the updated term and mode for the bonds.

(8)	Borrowing was repaid upon its scheduled maturity.

Future Financing and Capital Needs — Portfolio and Other Activity

As of March 31, 2012, we had 20 wholly-owned communities under construction, for which a total estimated cost of approximately $775,395,000 remained to be invested.  We also had 10 wholly-owned communities under reconstruction, for which a total estimated cost of approximately $67,657,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, fund development costs related to pursuing Development Rights, and make equity contributions to Fund II, will be funded from:

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

As of March 31, 2012, we had investments in the following unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%.  We account for these investments in unconsolidated real estate entities under the equity method of accounting.  Refer to Note 5 “Investments in Real Estate Entities”, of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results.

	Company	# of	Total	Debt
	Ownership	Apartment	Capitalized	Amount		Interest	Maturity
Unconsolidated Real Estate Investments	Percentage	Homes	Cost (1)	(2)	Type	Rate (3)	Date

Fund I
1. Avalon Sunset - Los Angeles, CA		82	$20,920	$12,750	Fixed	5.41%	Mar 2014
2. Avalon at Civic Center - Norwalk, CA		192	42,780	27,001	Fixed	5.38%	Aug 2013
3. Avalon Paseo Place - Fremont, CA		134	25,094	11,800	Fixed	5.74%	Nov 2014
4. Avalon at Yerba Buena - San Francisco, CA		160	66,813	41,500	Fixed	5.88%	Mar 2014
5. Avalon at Aberdeen Station - Aberdeen, NJ		290	58,625	39,842	Fixed	5.64%	Sep 2013
6. The Springs - Corona, CA (4)		320	29,956	23,482	Fixed	6.06%	Oct 2014
7. Avalon Lombard - Lombard, IL		256	35,350	17,243	Fixed	5.43%	Jan 2014
8. Avalon Cedar Place - Columbia, MD		156	24,505	12,000	Fixed	5.68%	Feb 2015
9. Avalon Centerpoint - Baltimore, MD (5)		392	80,324	45,000	Fixed	5.74%	Dec 2014
10. Middlesex Crossing - Billerica, MA		252	38,462	24,100	Fixed	5.49%	Dec 2014
11. Avalon Crystal Hill - Ponoma, NY		168	38,852	24,500	Fixed	5.43%	Dec 2014
12. Avalon Skyway - San Jose, CA		348	78,347	37,500	Fixed	6.11%	Mar 2014
13. Avalon Rutherford Station - East Rutherford, NJ		108	36,849	19,376	Fixed	6.13%	Sep 2016
14. South Hills Apartments - West Covina, CA		85	24,810	11,762	Fixed	5.92%	Oct 2014
15. Weymouth Place - Weymouth, MA		211	25,299	13,455	Fixed	5.12%	Mar 2015
Total Fund I	15.2%	3,154	$626,986	$361,311		5.7%

Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	$33,993	$21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA		491	72,164	42,600	Fixed	5.26%	May 2017
3. Avalon Rothbury - Gaithersburg, MD		203	31,481	18,750	Variable	3.13%	Jun 2017
4. The Apartments at Briarwood - Owings Mills, MD		348	45,422	26,850	Fixed	3.64%	Nov 2017
5. Grove Park Apartments - Gaithersburg, MD (6)		684	102,040	63,200	Fixed	5.42%	Jan 2018
6. Creekside Meadows - Tustin, CA		628	100,450	59,100	Fixed	3.81%	Oct 2017
7. Canyonwoods - Lake Forest, CA		140	26,255	—	N/A	N/A	N/A
8. Fox Run Apartments - Plainsboro, NJ (6)		776	87,357	53,837	Fixed	4.56%	Nov 2014
9. Eaves Carlsbad - Carlsbad, CA		448	79,038	46,141	Fixed	4.68%	Feb 2018
10. Yale Village - Rockville, MD		210	49,645	31,862	Fixed	4.26%	Aug 2019
11. Captain Parker Arms - Lexington, MA		94	21,234	13,500	Fixed	3.90%	Sep 2019
12. Eaves Rancho San Diego - San Diego, CA		676	124,157	73,933	Fixed	3.45%	Nov 2018
13. Avalon Watchung - Watchung, NJ		334	63,000	40,950	Fixed	3.37%	April 2019
Total Fund II	31.3%	5,252	$836,236	$492,238		4.0%

Other Operating Joint Ventures
1. Avalon Chrystie Place I — New York, NY (7)	20.0%	361	$136,635	$117,000	Variable	1.06%	Nov 2036
2. Avalon at Mission Bay North II — San Francisco, CA (7)	25.0%	313	124,106	105,000	Fixed	6.02%	Dec 2015
3. Avalon Del Rey - Los Angeles, CA	30.0%	309	70,190	43,920	Variable	3.73%	Apr 2016
Total Other Joint Ventures		983	$330,931	$265,920		3.5%

Total Unconsolidated Investments		9,389	$1,794,153	$1,119,469		4.4%

(1)	Represents total capitalized cost as of March 31, 2012.

(2)

The Company has not guaranteed the debt of its unconsolidated investees and bears no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2012.

(4)	Beginning in the third quarter of 2010, the Company consolidated the net assets and results of operations of The Springs.

(5)	Borrowing on this community is comprised of three mortgage loans.

(6)	Borrowing on this community is comprised of two mortgage loans.

(7)	After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

Off-Balance Sheet Arrangements

In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest.  Additional discussion of these entities can be found in Note 5, “Investments in Real Estate Entities,” of our Condensed Consolidated Financial Statements located elsewhere in this report.

•                  CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2012. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations.  The estimated fair value of and our obligation under these guarantees, both at inception and as of March 31, 2012, were not significant.  As a result we have not recorded any obligation associated with these guarantees at March 31, 2012.

•                  Subsidiaries of Fund I have 17 loans secured by individual assets with amounts outstanding in the aggregate of $361,311,000, including $23,482,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of March 31, 2012). As of March 31, 2012, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2012.

•                  As of March 31, 2012, subsidiaries of Fund II have 14 loans secured by individual assets with amounts outstanding in the aggregate of $492,238,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of March 31, 2012).  As of March 31, 2012, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2012.

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

•                  Avalon Del Rey Apartments, LLC has a variable rate loan secured by the underlying real estate assets of the community for $43,920,000 maturing in April 2016.  We have not guaranteed the debt of Avalon Del Rey Apartments, LLC, nor do we have any obligation to fund this debt should Avalon Del Rey Apartments, LLC be unable to do so.

•                  In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000.  Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment.  Under the terms of the Commitment, we will purchase all parcels of land by December 2012.  At December 2012, either we or the seller can compel execution of the remaining transactions.  At March 31, 2012, we have an outstanding commitment to purchase the remaining land for approximately $27,707,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of March 31, 2012 there have been no material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2012, we had 20 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 5,775 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,584,200,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Total capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Rockville Centre	349	$109.7	Q1 2010	Q2 2011	Q3 2012	Q1 2013
	Rockville Centre, NY
2.	AVA Queen Anne	203	54.7	Q3 2010	Q4 2011	Q2 2012	Q4 2012
	Seattle, WA
3.	Avalon Green II	444	107.8	Q3 2010	Q3 2011	Q4 2012	Q2 2013
	Greenburgh, NY
4.	Avalon Cohasset	220	54.8	Q4 2010	Q3 2011	Q2 2012	Q4 2012
	Cohasset, MA
5.	Avalon at Wesmont Station I	266	62.5	Q4 2010	Q1 2012	Q4 2012	Q2 2013
	Wood-Ridge, NJ
6.	Avalon Ocean Avenue	173	61.1	Q4 2010	Q1 2012	Q4 2012	Q2 2013
	San Francisco, CA
7.	Avalon North Bergen	164	42.8	Q4 2010	Q2 2012	Q3 2012	Q1 2013
	North Bergen, NJ
8.	Avalon Garden City	204	68.0	Q2 2011	Q2 2012	Q4 2012	Q2 2013
	Garden City, NY
9.	Avalon Andover	115	26.6	Q2 2011	Q2 2012	Q3 2012	Q1 2013
	Andover, MA
10.	Avalon Park Crest	354	77.6	Q4 2010	Q3 2012	Q2 2013	Q4 2013
	Tysons Corner, VA
11.	Avalon Exeter	187	114.0	Q2 2011	Q3 2013	Q1 2014	Q3 2014
	Boston, MA
12.	Avalon Irvine II	179	46.2	Q3 2011	Q1 2013	Q2 2013	Q4 2013
	Irvine, CA
13.	AVA Ballard	265	68.8	Q3 2011	Q2 2013	Q3 2013	Q1 2014
	Seattle, WA
14.	Avalon Shelton III	251	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
15.	Avalon Hackensack	226	47.2	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ
16.	AVA H Street	138	35.1	Q4 2011	Q4 2012	Q2 2013	Q4 2013
	Washington, D.C.
17.	Avalon West Chelsea/AVA High Line	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
18.	Avalon Natick	407	82.9	Q4 2011	Q2 2013	Q2 2014	Q4 2014
	Natick, MA
19.	Avalon Somerset	384	79.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ
20.	Avalon Mosaic	531	120.9	Q1 2012	Q4 2013	Q3 2014	Q1 2015
	Tysons Corner, VA

	Total	5,775	$1,584.2

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

Redevelopment Communities

As of March 31, 2012, there were 10 communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $93,100,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2012.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of			Estimated	Estimated
		apartment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost (1)	Start	completion	operations (2)

1.	Avalon Sunset Towers	243	$13.1	Q4 2010	Q3 2013	Q1 2014
	San Francisco, CA
2.	Eaves Foster City	288	7.2	Q3 2011	Q4 2012	Q2 2013
	Foster City, CA
3.	AVA Ballston	344	13.9	Q3 2011	Q1 2013	Q3 2013
	Arlington, VA
4.	Eaves Santa Margarita	301	7.3	Q3 2011	Q1 2013	Q3 2013
	Rancho Santa Margarita, CA
5.	Avalon Wilton	102	5.6	Q4 2011	Q3 2012	Q1 2013
	Wilton, CT
6.	Avalon at Lexington	198	7.9	Q4 2011	Q3 2012	Q1 2013
	Lexington, MA
7.	AVA Newport	145	5.6	Q4 2011	Q4 2012	Q2 2013
	Costa Mesa, CA
8.	Avalon at Center Place	225	6.7	Q4 2011	Q4 2012	Q2 2013
	Providence, RI
9.	AVA Cortez Hill	294	10.5	Q4 2011	Q4 2012	Q2 2013
	San Diego, CA
10.	Eaves San Jose	440	15.3	Q4 2011	Q2 2013	Q4 2013
	San Jose, CA

	Total	2,580	$93.1

(1)	Total capitalized cost does not include capitalized incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At March 31, 2012, we had $297,127,000 in acquisition and related capitalized costs for land parcels we own, and $31,108,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 34 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2012, includes $219,896,000 in original land acquisition costs.  We also have $27,707,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q.  The original land acquisition cost per home, including our obligation under the Commitment, ranged from $9,000 per home in Connecticut to $204,000 per home in New York City. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,415 apartment homes to our portfolio.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 20 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 14 Development

Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
	Number	number	cost
Market	of rights	of homes	($ millions) (1)

Boston, MA	6	1,966	$637

Fairfield-New Haven, CT	3	530	107

New York, NY	3	1,443	599

New Jersey	8	1,938	418

Long Island, NY	1	303	76

Washington, DC Metro	2	577	151

Seattle, WA	3	765	163

San Jose, CA	1	250	76

Oakland-East Bay, CA	2	505	153

San Francisco, CA	2	455	202

Los Angeles, CA	2	479	167

San Diego, CA	1	204	55

Total	34	9,415	$2,804

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

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $53,273,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.

•                  The land that we originally acquired for future development has an original cost of $57,797,000, and a current carrying value of $31,997,000 and is comprised of four parcels originally intended for the development of 1,797 apartment homes.  The current carrying value of these land parcels reflects impairment charges of $28,832,000 incurred in prior periods.

•                  The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $21,277,000, which reflects impairment charges of $8,341,000 incurred in prior periods.

We believe that the current carrying value of $53,273,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired.  However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

•                  the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) abandoned pursuit costs and asset impairment and (iv) REIT status.  Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

Item 3.                                                             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2011.

Item 4.                                                            Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls over financial reporting.

None.

Part II.          OTHER INFORMATION

Item 1.                                                             Legal Proceedings

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position or its results of operations.

Item 1a.                                                      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.”  The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2011.

Item 2.                                                                                     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 — January 31, 2012	797	$128.20	—	200,000
February 1 — February 29, 2012	—	—	—	200,000
March 1 — March 31, 2012	38,257	$131.13	—	200,000

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

(2)

As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company’s $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Item 3.                                                             Defaults Upon Senior Securities

None.

Item 4.                                                             Mine Safety Disclosures

Not Applicable

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 4, 2012	/s/ Timothy J. Naughton
Timothy J. Naughton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2012	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)