Form 10-Q
period 2012-06-30
AVALONBAY COMMUNITIES INC
filed 2012-08-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

96,909,747 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2012

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	6-30-12	12-31-11
	(unaudited)
ASSETS
Real estate:
Land	$1,378,785	$1,336,225
Buildings and improvements	6,956,119	6,681,136
Furniture, fixtures and equipment	243,090	226,359
	8,577,994	8,243,720
Less accumulated depreciation	(1,947,431)	(1,820,381)
Net operating real estate	6,630,563	6,423,339
Construction in progress, including land	681,493	597,346
Land held for development	294,116	325,918
Operating real estate assets held for sale, net	—	78,427
Total real estate, net	7,606,172	7,425,030

Cash and cash equivalents	358,263	616,853
Cash in escrow	73,691	73,400
Resident security deposits	25,468	23,597
Investments in unconsolidated real estate entities	144,924	144,561
Deferred financing costs, net	29,470	33,653
Deferred development costs	27,677	24,770
Prepaid expenses and other assets	146,380	140,526
Total assets	$8,412,045	$8,482,390

LIABILITIES AND EQUITY
Unsecured notes, net	$1,450,048	$1,629,210
Variable rate unsecured credit facility	—	—
Mortgage notes payable	1,912,316	1,969,986
Dividends payable	93,698	84,953
Payables for construction	43,357	36,775
Accrued expenses and other liabilities	252,696	246,214
Accrued interest payable	30,672	34,210
Resident security deposits	39,702	36,620
Liabilities related to real estate assets held for sale	—	35,467
Total liabilities	3,822,489	4,073,435

Redeemable noncontrolling interests	7,316	7,063

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2012 and December 31, 2011; zero shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both June 30, 2012 and December 31, 2011; 96,586,916 and 95,175,677 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	966	952
Additional paid-in capital	4,827,330	4,652,457
Accumulated earnings less dividends	(145,921)	(171,648)
Accumulated other comprehensive loss	(103,809)	(87,020)
Total stockholders’ equity	4,578,566	4,394,741
Noncontrolling interest	3,674	7,151
Total equity	4,582,240	4,401,892
Total liabilities and equity	$8,412,045	$8,482,390

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-12	6-30-11	6-30-12	6-30-11
Revenue:
Rental and other income	$256,035	$233,249	$504,052	$457,652
Management, development and other fees	2,770	2,332	5,319	4,652
Total revenue	258,805	235,581	509,371	462,304

Expenses:
Operating expenses, excluding property taxes	68,972	63,951	134,471	127,274
Property taxes	25,182	23,266	49,457	47,167
Interest expense, net	33,193	44,544	66,819	87,515
Loss on extinguishment of debt, net	—	—	1,179	—
Depreciation expense	64,875	60,836	127,436	120,059
General and administrative expense	8,316	8,145	18,026	15,437
Total expenses	200,538	200,742	397,388	397,452

Equity in income of unconsolidated entities	2,073	395	4,248	898
Gain on sale of land	280	—	280	—

Income from continuing operations	60,620	35,234	116,511	65,750

Discontinued operations:
Income from discontinued operations	1,152	283	2,870	303
Gain on sale of real estate assets	95,049	7,675	95,049	7,675
Total discontinued operations	96,201	7,958	97,919	7,978

Net income	156,821	43,192	214,430	73,728
Net (income) loss attributable to noncontrolling interests	88	181	237	(15)

Net income attributable to common stockholders	$156,909	$43,373	$214,667	$73,713

Other comprehensive income:
Unrealized loss on cash flow hedges	(27,798)	(19,336)	(16,789)	(19,420)
Comprehensive income	$129,111	$24,037	$197,878	$54,293

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$0.63	$0.41	$1.22	$0.76
Discontinued operations attributable to common stockholders	1.01	0.09	1.03	0.09

Net income attributable to common stockholders	$1.64	$0.50	$2.25	$0.85

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$0.63	$0.40	$1.22	$0.75
Discontinued operations attributable to common stockholders	1.00	0.09	1.02	0.09

Net income attributable to common stockholders	$1.63	$0.49	$2.24	$0.84

Dividends per common share:	$0.9700	$0.8925	$1.9400	$1.7850

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the six months ended
	6-30-12	6-30-11

Net income	$214,430	$73,728
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	127,436	120,059
Depreciation expense from discontinued operations	895	4,160
Amortization of deferred financing costs and debt premium/discount	3,040	3,485
Amortization of stock-based compensation	4,268	3,262
Loss on extinguishment of debt	1,781	—
Equity in (income) loss of unconsolidated entities and noncontrolling interests, net of eliminations	(3,182)	421
Gain on sale of real estate assets	(95,329)	(7,675)
Expensed acquisition costs	163	958
Increase in cash in operating escrows	(1,988)	(1,144)
Increase in resident security deposits, prepaid expenses and other assets	(20,895)	(9,943)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	(8,151)	18,568
Net cash provided by operating activities	222,468	205,879

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(341,144)	(266,374)
Acquisition of real estate assets	(37,105)	(46,275)
Capital expenditures - existing real estate assets	(6,606)	(7,765)
Capital expenditures - non-real estate assets	(588)	(7,748)
Proceeds from exchange/sale of real estate, net of selling costs	182,225	22,371
Increase (decrease) in payables for construction	6,582	(612)
Decrease in cash in construction escrows	1,697	10,917
Decrease in investments in unconsolidated real estate entities	2,188	2,458
Net cash used in investing activities	(192,751)	(293,028)

Cash flows from financing activities:
Issuance of common stock	175,682	264,134
Dividends paid	(177,322)	(154,382)
Repayments of mortgage notes payable	(103,621)	(31,963)
Repayment of unsecured notes	(179,400)	—
Payment of deferred financing costs	(123)	(252)
Acquisition of joint venture partner equity interest	(3,350)	(6,570)
Distributions to DownREIT partnership unitholders	(15)	(13)
Distributions to joint venture and profit-sharing partners	(158)	(127)
Net cash (used in) provided by financing activities	(288,307)	70,827

Net decrease in cash and cash equivalents	(258,590)	(16,322)

Cash and cash equivalents, beginning of period	616,853	306,426

Cash and cash equivalents, end of period	$358,263	$290,104

Cash paid during the period for interest, net of amount capitalized	$62,012	$76,315

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the six months ended June 30, 2012:

•                  As described in Note 4, “Equity,” 95,941 shares of common stock valued at $12,786,000 were issued in connection with stock grants; 1,336 shares valued at $180,000 were issued through the Company’s dividend reinvestment plan; 120,078 shares valued at $15,458,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,558 shares and options valued at $393,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 113,804 options for common stock at a value of $3,306,000.

•                  The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $16,789,000; and recorded a decrease to prepaid expenses and other assets of $11,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

•                  Common dividends declared but not paid totaled $93,698,000.

•                  The Company recorded an increase of $521,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 10, “Fair Value”.

•                  The Company assumed a 4.61% coupon fixed rate mortgage loan with an outstanding balance of $11,958,000 in conjunction with the acquisition of The Mark Pasadena.

During the six months ended June 30, 2011:

•                  498,810 shares of common stock valued at $63,061,000 were issued in connection with stock grants primarily associated with the Company’s 2008 deferred stock performance plan; 1,809 shares valued at $212,000 were issued through the Company’s dividend reinvestment plan; 126,928 shares valued at $14,825,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 505 shares valued at $16,000 were forfeited.  In addition, the Company granted 144,827 options for common stock at a value of $4,258,000.

•                  7,500 units of limited partnership, valued at $365,000 were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•                  The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $19,420,000 and recorded an increase to prepaid expenses and other assets of $863,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”). The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier to entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California regions of the country.

At June 30, 2012, the Company owned or held a direct or indirect ownership interest in 181 operating apartment communities containing 53,144 apartment homes in nine states and the District of Columbia, of which 11 communities containing 2,721 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 20 communities under construction that are expected to contain an aggregate of 6,114 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 33 communities that, if developed as expected, will contain an estimated 9,036 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6-30-12	6-30-11	6-30-12	6-30-11
Basic and diluted shares outstanding

Weighted average common shares - basic	95,308,163	87,317,602	95,082,172	86,746,992

Weighted average DownREIT units outstanding	7,500	7,707	7,500	8,992

Effect of dilutive securities	677,162	871,129	730,531	841,997

Weighted average common shares - diluted	95,992,825	88,196,438	95,820,203	87,597,981

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$156,909	$43,373	$214,667	$73,713
Net income allocated to unvested restricted shares	(547)	(123)	(845)	(206)
Net income attributable to common stockholders, adjusted	$156,362	$43,250	$213,822	$73,507

Weighted average common shares - basic	95,308,163	87,317,602	95,082,172	86,746,992

Earnings per common share - basic	$1.64	$0.50	$2.25	$0.85

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$156,909	$43,373	$214,667	$73,713
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	7	7	13	13

Adjusted net income attributable to common stockholders	$156,916	$43,380	$214,680	$73,726

Weighted average common shares - diluted	95,992,825	88,196,438	95,820,203	87,597,981

Earnings per common share - diluted	$1.63	$0.49	$2.24	$0.84

Certain options to purchase shares of common stock in the amounts of 424,357 and 320,698 were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at June 30, 2012 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 0.3%. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2012 or 2011.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into derivative transactions for trading or other speculative purposes. The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of the Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of the Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses.  For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $12,625,000 and $7,673,000 for the three months ended June 30, 2012 and 2011, respectively, and $24,945,000 and $14,016,000 for the six months ended June 30, 2012 and 2011, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of June 30, 2012 and December 31, 2011, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2012 and December 31, 2011, as shown in the Condensed Consolidated Balance Sheets (see Note 6, “Real Estate Disposition Activities”).

	6-30-12	12-31-11

Fixed rate unsecured notes (1)	$1,451,601	$1,556,001
Variable rate unsecured notes (1)	—	75,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,534,037	1,528,783
Variable rate mortgage notes payable - conventional and tax-exempt	376,935	440,241

Total notes payable and unsecured notes	3,362,573	3,600,025

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,362,573	$3,600,025

(1)         Balances at June 30, 2012 and December 31, 2011 exclude $1,553 and $1,802, respectively, of debt discount, and $0 and $11, respectively, for basis adjustments, as reflected in unsecured notes on the Company’s Condensed Consolidated Balance Sheets.

(2)         Balances at June 30, 2012 and December 31, 2011 exclude $1,344 and $962, respectively of debt premium as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2012:

•                  In January 2012, the Company repaid $179,400,000 principal amount of its 5.5% coupon unsecured notes pursuant to their scheduled maturity.

•                  In February 2012, in conjunction with the acquisition of a community, the Company assumed the existing 4.61% mortgage note in the amount of $11,958,000 that matures in June 2018, and is secured by the community.

•                  Also in February 2012, the Company repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date.  In conjunction with the early retirement the Company incurred a non-cash charge of $1,179,000 for the write off of deferred financing fees which was recognized as a loss on extinguishment of debt.

•                  In May 2012, the Company repaid a variable rate secured mortgage note in the amount of $14,566,000 in accordance with its scheduled maturity date.

•                  Also in May 2012 in conjunction with the disposition of an operating community, the Company repaid a variable rate secured mortgage note in the amount of $33,100,000 in advance of its scheduled maturity date. The Company incurred a charge of $602,000 for a prepayment penalty and the write off of deferred financing fees associated with the early repayment of this note.

The Company has a variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks, which has an available borrowing capacity of $750,000,000 and a 4-year term, plus a one year extension option.  The Credit Facility was entered into in September 2011 and it bears interest at varying levels based on the London InterBank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company.  The current stated pricing is LIBOR plus 1.075% per annum (1.32% at June 30, 2012). The Company did not have any borrowings outstanding under the Credit Facility and had $45,975,000 and $52,659,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2012 and December 31, 2011, respectively.

In the aggregate, secured notes payable mature at various dates from April 2013 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,535,159,000 as of June 30, 2012).

As of June 30, 2012, the Company has guaranteed approximately $179,777,000 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.7% both at June 30, 2012 and at December 31, 2011.  The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.6% at June 30, 2012 and 2.3% at December 31, 2011.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2012 are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes

2012	$6,966	$—	$201,601	6.125%

2013	13,376	223,473	100,000	4.950%

2014	14,284	—	150,000	5.375%

2015	12,170	406,019	—	—

2016	12,807	—	250,000	5.750%

2017	13,709	18,300	250,000	5.700%

2018	14,330	11,073	—	—

2019	2,597	610,813	—	—

2020	2,768	—	250,000	6.100%

2021	2,952	—	250,000	3.950%

Thereafter	86,700	458,635	—	—

	$182,659	$1,728,313	$1,451,601

(1)  Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

The Company was in compliance at June 30, 2012 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Equity

The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2012 (dollars in thousands):

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2011	$952	$4,652,457	$(171,648)	$(87,020)	$4,394,741	$7,151	$4,401,892

Net income attributable to common stockholders	—	—	214,667	—	214,667	—	214,667
Unrealized loss on cash flow hedges	—	—	—	(16,789)	(16,789)	—	(16,789)
Change in redemption value of redeemable noncontrolling interest	—	—	(521)	—	(521)	—	(521)
Noncontrolling interests	—	—	—	—	—	(3,477)	(3,477)
Dividends declared to common stockholders	—	—	(186,170)	—	(186,170)	—	(186,170)
Issuance of common stock, net of withholdings	14	162,448	(2,249)	—	160,213	—	160,213
Amortization of deferred compensation	—	12,425	—	—	12,425	—	12,425

Balance at June 30, 2012	$966	$4,827,330	$(145,921)	$(103,809)	$4,578,566	$3,674	$4,582,240

During the six months ended June 30, 2012, the Company:

(i)                                     issued 1,119,892 shares of common stock through public offerings under CEP II, discussed below;

(ii)                                  issued 318,175 shares of common stock in connection with stock options exercised;

(iii)                               issued 1,336 common shares through the Company’s dividend reinvestment plan;

(iv)                              issued 95,941 common shares in connection with stock grants;

(v)                                 withheld 120,078 common shares to satisfy employees’ tax withholding and other liabilities; and

(vi)                              cancelled 4,027 shares of restricted common stock upon forfeiture.

In addition, the Company granted 113,804 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2012 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2012, and will not be reflected until earned as compensation cost.

In November 2010, the Company commenced a second continuous equity program (“CEP II”), under which the Company was authorized to sell up to $500,000,000 of its common stock from time to time during a 36-month period. During the three and six months ended June 30, 2012, the Company sold 1,119,892 shares at an average sales price of $140.14 per share, for net proceeds of $154,588,000. The Company completed CEP II in July 2012, see Note 11, “Subsequent Events”.

5.  Investments in Real Estate Entities

Investments in consolidated entities

In June 2012, the Company acquired Eaves Cerritos, located in Artesia, CA.  Eaves Cerritos contains 151 apartment homes and was acquired for a purchase price of $29,500,000.

The Company accounted for the acquisition of Eaves Cerritos as a business combination and allocated the purchase price to the acquired assets and assumed liabilities, including identifiable intangibles, based on their fair values.  The Company looked to third party pricing for the value of the land, and an internal model to determine the fair value of the real estate assets and in place leases.  Given the heterogeneous nature of multi-family real estate, the fair values for the land, real estate assets and in place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Investment in unconsolidated entities

As of June 30, 2012, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, except as otherwise noted below. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended June 30, 2012, AvalonBay Value Added Fund I, LP (“Fund I”) sold Avalon Lombard, located in Chicago, IL, containing 256 apartment homes for $35,450,000.  The Company’s proportionate share of the aggregate gain in accordance with GAAP was $385,000.

There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the three months ended June 30, 2012.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (dollars in thousands):

	6-30-12	12-31-11
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,544,617	$1,583,397
Other assets	84,127	70,233

Total assets	$1,628,744	$1,653,630

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,077,716	$1,074,429
Other liabilities	22,320	27,335
Partners’ capital	528,708	551,866

Total liabilities and partners’ capital	$1,628,744	$1,653,630

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-12	6-30-11	6-30-12	6-30-11

Rental and other income	$44,505	$38,632	$87,132	$76,454
Operating and other expenses	(19,131)	(17,090)	(37,800)	(34,644)
Gain on sale of communities	3,825	—	12,735	—
Interest expense, net	(12,659)	(12,478)	(25,726)	(24,779)
Depreciation expense	(12,597)	(11,737)	(25,297)	(23,339)
Net income (loss)	$3,943	$(2,673)	$11,044	$(6,308)

In conjunction with the formation of Fund I and AvalonBay Value Added Fund II, L.P. (“Fund II”), as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $8,389,000 at June 30, 2012 and $9,167,000 at December 31, 2011 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of June 30, 2012).  As of June 30, 2012, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of June 30, 2012, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of June 30, 2012.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the acquisition or disposition of assets for which such transactional activity did not occur, in the amounts of $820,000 and $395,000 for the three months ended June 30, 2012 and 2011, respectively, and $968,000 and $1,045,000 for the six months ended June 30, 2012 and 2011, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and six months ended June 30, 2012 and 2011.

The Company assesses its portfolio of land held for development and for investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for the land.  The Company did not recognize any impairment charges on its investment in land for the three and six months ended June 30, 2012 and 2011.

The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three and six months ended June 30, 2012 and 2011.

6.  Real Estate Disposition Activities

During the three months ended June 30, 2012, the Company sold two communities:  Waterford, located in Oakland, CA and Arlington Heights, located in Chicago, IL.  These communities, containing a total of 953 apartment homes, were sold for an aggregate price of $173,750,000.  The dispositions resulted in an aggregate gain in accordance with GAAP of $95,049,000.

The Company sold one unimproved land parcel in Chicago, IL, for $12,300,000, resulting in an aggregate gain in accordance with GAAP of $280,000. The Company recorded impairment charges of approximately $16,363,000 related to this asset in prior years when it was determined that the site would not be developed.

As of June 30, 2012, the Company did not have any real estate assets that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2011 through June 30, 2012 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-12	6-30-11	6-30-12	6-30-11

Rental income	$3,065	$9,278	$6,986	$18,363
Operating and other expenses	(1,114)	(5,600)	(2,486)	(11,289)
Interest expense, net	(53)	(1,311)	(133)	(2,611)
Loss on extinguishment of debt	(602)	—	(602)	—
Depreciation expense	(144)	(2,084)	(895)	(4,160)
Income from discontinued operations	$1,152	$283	$2,870	$303

7.  Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities.  Annually as of January 1st, the Company determines which of its communities fall into each of these categories and unless disposition or redevelopment plans regarding a community change, maintains that classification throughout the year for the purpose of reporting segment operations.

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-12	6-30-11	6-30-12	6-30-11

Net income	$156,821	$43,192	$214,430	$73,728
Indirect operating expenses, net of corporate income	8,617	7,701	16,653	14,729
Investments and investment management expense	1,499	1,341	2,945	2,532
Expensed development and other pursuit costs	901	1,353	1,141	2,003
Interest expense, net	33,193	44,544	66,819	87,515
Loss on extinguishment of debt, net	—	—	1,179	—
General and administrative expense	8,316	8,145	18,026	15,437
Equity in income of unconsolidated entities	(2,073)	(395)	(4,248)	(898)
Depreciation expense	64,875	60,836	127,436	120,059
Gain on sale of real estate assets	(95,329)	(7,675)	(95,329)	(7,675)
Income from discontinued operations	(1,152)	(283)	(2,870)	(303)
Net operating income	$175,668	$158,759	$346,182	$307,127

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and six months ended June 30, 2012 and 2011 have been adjusted for the real estate assets that were sold from January 1, 2011 through June 30, 2012, or otherwise qualify as discontinued operations as of June 30, 2012, as described in Note 6, “Real Estate Disposition Activities.”

	For the three months ended			For the six months ended
	Total		% NOI change	Total		% NOI change	Gross
	revenue	NOI	from prior year	revenue	NOI	from prior year	real estate (1)

For the period ended June 30, 2012

Established
New England	$41,736	$27,263	5.7%	$82,812	$53,894	7.2%	$1,285,318
Metro NY/NJ	58,169	40,637	6.3%	115,388	80,228	8.0%	1,962,950
Mid-Atlantic	25,829	18,722	2.4%	51,525	37,538	4.4%	591,284
Pacific Northwest	8,119	5,651	9.5%	16,024	11,223	10.7%	303,343
Northern California	31,918	23,235	12.8%	63,030	46,028	14.1%	1,180,167
Southern California	24,508	17,023	8.5%	48,869	34,002	10.2%	946,376
Total Established	190,279	132,531	7.1%	377,648	262,913	8.7%	6,269,438

Other Stabilized	36,194	23,244	N/A	70,979	45,949	N/A	1,274,461
Development / Redevelopment	29,562	19,893	N/A	55,425	37,320	N/A	1,656,545
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	294,116
Non-allocated (2)	2,770	N/A	N/A	5,319	N/A	N/A	59,043

Total	$258,805	$175,668	10.7%	$509,371	$346,182	12.7%	$9,553,603

For the period ended June 30, 2011

Established
New England	$42,083	$27,006	10.5%	$83,110	$52,488	8.6%	$1,297,280
Metro NY/NJ	48,501	33,153	6.4%	96,191	64,712	5.9%	1,530,426
Mid-Atlantic	25,600	18,711	6.3%	50,645	36,821	7.3%	601,967
Pacific Northwest	9,346	6,349	6.4%	18,475	12,489	3.6%	360,995
Northern California	23,451	16,993	10.0%	46,277	33,201	7.7%	867,520
Southern California	18,568	12,393	8.7%	36,962	24,348	5.2%	695,220
Total Established	167,549	114,605	8.1%	331,660	224,059	6.8%	5,353,408

Other Stabilized	34,461	22,272	N/A	66,032	42,296	N/A	1,578,605
Development / Redevelopment	31,239	21,882	N/A	59,960	40,772	N/A	1,459,969
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	225,896
Non-allocated (2)	2,332	N/A	N/A	4,652	N/A	N/A	68,827

Total	$235,581	$158,759	15.4%	$462,304	$307,127	13.4%	$8,686,705

(1)          Does not include gross real estate assets held for sale of $0 and $269,542 as of June 30, 2012 and 2011, respectively.

(2)          Revenue represents third party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31,2011	247,403	$98.42	1,112,959	$94.10
Exercised	(36,953)	84.74	(281,222)	67.88
Granted	113,804	132.95	—	—
Forfeited	(2,396)	99.69	(4,066)	116.89
Options Outstanding, June 30, 2012	321,858	$112.19	827,671	$102.90
Options Exerciseable June 30, 2012	80,930	$96.66	827,671	$102.90

The weighted average fair value of the options granted under the 2009 Plan during the six months ended June 30, 2012 is estimated at $ 29.05 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 3.5% over the expected life of the option, volatility of 35.00%, risk-free interest rate of 0.9% and an expected life of approximately 5 years.

At June 30, 2012, the Company had 208,436 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the six months ended June 30, 2012 totaled 317,050 shares and had fair values at the grant date ranging from $48.60 to $139.75 per share.  The total grant date fair value of shares vested was $36,162,000 and $34,882,000 for the six months ended June 30, 2012 and 2011, respectively.

Total employee stock-based compensation cost recognized in income was $6,106,000 and $5,575,000 for the six months ended June 30, 2012 and 2011, respectively, and total capitalized stock-based compensation cost was $2,603,000 and $2,907,000 for the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, there was a total of $3,355,000 and $9,807,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.14 years and 2.71 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company received fees of $2,770,000 and $2,332,000 in the three months ended June 30, 2012 and 2011, respectively, and $5,319,000 and $4,652,000 for the six months ended June 30, 2012 and 2011, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,892,000 and $4,294,000 as of June 30, 2012 and December 31, 2011, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $219,000 and $429,000 for the three and six months ended June 30, 2012, respectively,  as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards was $816,000 and $370,000 on June 30, 2012 and December 31, 2011, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at June 30, 2012, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow	Cash Flow
	Hedges	Hedges	Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps

Notional balance	$42,747	$180,195	$430,000
Weighted average interest rate (1)	1.2%	2.4%	4.5%
Weighted average capped interest rate	7.3%	5.3%	N/A
Earliest maturity date	Aug-12	Jul-13	Sep-12
Latest maturity date	Mar-14	Jun-15	May-13

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had six derivatives designated as cash flow hedges and three derivatives not designated as hedges at June 30, 2012. Fair value changes for derivatives not in qualifying hedge relationships for the six months ended June 30, 2012, were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease in other comprehensive income of $16,789,000 and $19,420,000 during the six months ended June 30, 2012 and 2011, respectively. The amount reclassified from accumulated other comprehensive loss into earnings for the six months ended June 30, 2012, as well as the estimated amount included in accumulated other comprehensive income as of June 30, 2012, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period are not material. The Company had two derivatives designated as fair value hedges as of December 31, 2011 which matured prior to June 30, 2012. The Company recorded a decrease in the fair value of these fair value hedges of $863,000 for the six months ended June 30, 2011.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2012	(Level 1)	(Level 2)	(Level 3)

Interest Rate Caps	$16	$—	$16	$—
Interest Rate Swaps	(102,244)	—	(102,244)	—
Put	(5,820)	—	—	(5,820)
DownREIT units	(1,061)	(1,061)	—	—
Indebtedness	(3,631,638)	(1,610,447)	(2,021,191)	—
Total	$(3,740,747)	$(1,611,508)	$(2,123,419)	$(5,820)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the following for disclosure.

In July 2012, the Company acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which the Company held a 30% ownership interest. As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community.  The Company paid approximately $67,200,000 for its joint venture partner’s 70% interest as well as contributing its proportionate share of the note repayment to the venture.

Also in July 2012, the Company issued an additional 315,323 common shares at an average price of $141.35 per share for net proceeds of $43,901,000 under CEP II, completing the program. From program inception in November 2010 through completion, the Company issued 3,925,980 common shares at an average price of $127.36 per share for net proceeds of $492,490,000.

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

We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and the Northern and Southern California regions of the United States. At the present time we are no longer pursuing development or acquisition opportunities in the Midwest region. During the second quarter of 2012, we disposed of our interests in two apartment communities and an unimproved land parcel, completing our exit from the Midwest region.

Second Quarter 2012 Highlights

The Company experienced strong operating performance in the second quarter of 2012.

•                  Net income attributable to common stockholders for the quarter ended June 30, 2012 was $156,909,000, an increase of $113,536,000 or 261.8% over the prior year period.  The increase is attributable primarily to an increase in disposition activity and related gains in 2012 as compared to the prior year period, as well as an increase in NOI from our communities and a decrease in net interest expense.

•                  For the quarter ended June 30, 2012, Established Communities NOI increased by $8,775,000 or 7.1% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 5.8% offset by an increase in operating expenses of 3.0% as compared to the prior year period.

•                  At June 30, 2012, we had $431,954,000 in unrestricted cash and cash in escrow.

Financial Outlook

Our portfolio results for the quarter ended June 30, 2012 reflect both year-over-year revenue growth, as well as continued sequential rental revenue growth.  The increase in revenues was driven by an increase in rental rates, partially offset by a decrease in occupancy for our Established Communities as well as our portfolio growth and leasing activity for new development. We expect year-over-year revenue growth to continue for the balance of 2012, although at a slower rate of growth in certain markets. We believe that the strong fundamentals in the multifamily sector are supported by a combination of a decline in the homeownership rate, disproportionately greater employment growth in the population segments with the highest propensity to rent, and limited supply of new multifamily rental product. We expect continued year-over-year revenue growth and operating fundamentals will continue to be driven by home ownership and demographic trends, as well as the timing and magnitude of employment growth.  We believe continued favorable apartment fundamentals, combined with a capital markets environment that provides for cost effective access to capital, supports our expanded investment activity as further discussed below.

During the quarter ended June 30, 2012, we completed the construction of four communities with an aggregate of 887 apartment homes for a total capitalized cost of $245,900,000.  In addition, during the quarter ended June 30, 2012, we started construction of four communities containing 1,226 apartment homes with an expected aggregate total capitalized cost of $308,700,000. At June 30, 2012, 20 communities were under construction with a total projected capitalized cost of approximately $1,647,100,000. As of June 30, 2012, approximately $751,051,000 of the capital for this development was invested, with $896,049,000 remaining to invest. At June 30, 2012 the expected total capitalized cost of our combined development under way and in planning currently is $4,442,100,000, allowing us to deliver assets into expected favorable market conditions over the next several years.

During the three months ended June 30, 2012, we started the redevelopment of Eaves Fairfax located in Fairfax, VA.  Eaves Fairfax contains 141 apartment homes and is expected to be redeveloped for a total capitalized cost of $4,900,000, excluding costs incurred prior to redevelopment. At June 30, 2012, there were 11 communities under redevelopment, with an expected investment of approximately $97,100,000, excluding costs incurred prior to the start of redevelopment, with $46,322,000 remaining to be invested.

We expect to maintain or increase our current level of redevelopment activity through the end of 2012 and into 2013, taking the opportunity to reinvest and reposition our assets to meet the needs of our residents and to try to position our assets to outperform as the economy fully recovers.

Cash on hand and available capital from our Credit Facility are sufficient to provide the capital necessary to fund our committed development and redevelopment activities as of June 30, 2012. We believe that our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing), provides adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

While we continue to grow principally through our demonstrated core competency of developing wholly owned assets, we also acquire interests in additional operating assets. During the three months ended June 30, 2012, we acquired Eaves Cerritos, located in Artesia, CA.  Eaves Cerritos contains 151 apartment homes and was acquired for a purchase price of $29,500,000. In addition, in July 2012, the Company purchased its joint venture partner’s interest in Avalon Del Rey, as discussed further under Unconsolidated Real Estate Investments and Off-balance Sheet Arrangements below.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended June 30, 2012, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2011, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. While we establish the classification of communities on an annual basis, we may update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year.

•                        Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year. While we establish the classification of communities on an annual basis, we may update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year.

•                        Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•                        Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year.  Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed either $5,000,000 or 10% of the community’s pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates. While we establish the classification of communities on an annual basis, we may update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year.

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

As of June 30, 2012, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	28	7,066
Metro NY/NJ	23	7,893
Mid-Atlantic	11	4,748
Pacific Northwest	8	1,908
Northern California	18	5,220
Southern California	16	4,899
Total Established	104	31,734

Other Stabilized Communities:
New England	8	1,523
Metro NY/NJ	12	3,872
Mid-Atlantic	9	3,464
Pacific Northwest	6	1,535
Northern California	9	2,616
Southern California	18	4,792
Total Other Stabilized	62	17,802

Lease-Up Communities	4	887

Redevelopment Communities	11	2,721

Total Current Communities	181	53,144

Development Communities	20	6,114

Development Rights	33	9,036

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2012 and 2011 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6-30-12	6-30-11	$ Change	% Change	6-30-12	6-30-11	$ Change	% Change

Revenue:
Rental and other income	$256,035	$233,249	$22,786	9.8%	$504,052	$457,652	$46,400	10.1%
Management, development and other fees	2,770	2,332	438	18.8%	5,319	4,652	667	14.3%
Total revenue	258,805	235,581	23,224	9.9%	509,371	462,304	47,067	10.2%

Expenses:
Direct property operating expenses, excluding property taxes	55,172	51,216	3,956	7.7%	108,403	103,348	5,055	4.9%
Property taxes	25,182	23,266	1,916	8.2%	49,457	47,167	2,290	4.9%
Total community operating expenses	80,354	74,482	5,872	7.9%	157,860	150,515	7,345	4.9%

Corporate-level property management and other indirect operating expenses	11,400	10,041	1,359	13.5%	21,982	19,391	2,591	13.4%
Investments and investment management expense	1,499	1,341	158	11.8%	2,945	2,532	413	16.3%
Expensed acquisition, development and other pursuit costs	901	1,353	(452)	(33.4)%	1,141	2,003	(862)	(43.0)%
Interest expense, net	33,193	44,544	(11,351)	(25.5)%	66,819	87,515	(20,696)	(23.6)%
Loss on extinguishment of debt, net	—	—	—	N/A	1,179	—	1,179	100.0%
Depreciation expense	64,875	60,836	4,039	6.6%	127,436	120,059	7,377	6.1%
General and administrative expense	8,316	8,145	171	2.1%	18,026	15,437	2,589	16.8%
Gain on sale of land	(280)	—	(280)	(100.0)%	(280)	—	(280)	(100.0)%
Total other expenses	119,904	126,260	(6,356)	(5.0)%	239,248	246,937	(7,689)	(3.1)%

Equity in income of unconsolidated entities	2,073	395	1,678	424.8%	4,248	898	3,350	373.1%

Income from continuing operations	60,620	35,234	25,386	72.0%	116,511	65,750	50,761	77.2%

Discontinued operations:
Income from discontinued operations	1,152	283	869	307.1%	2,870	303	2,567	847.2%
Gain on sale of communities	95,049	7,675	87,374	1,138.4%	95,049	7,675	87,374	1,138.4%
Total discontinued operations	96,201	7,958	88,243	1,108.9%	97,919	7,978	89,941	1,127.4%

Net income	156,821	43,192	113,629	263.1%	214,430	73,728	140,702	190.8%

Net (income) loss attributable to noncontrolling interests	88	181	(93)	(51.4)%	237	(15)	252	(1,680.0)%

Net income attributable to common stockholders	$156,909	$43,373	$113,536	261.8%	$214,667	$73,713	$140,954	191.2%

Net income attributable to common stockholders increased $113,536,000 or 261.8%, to $156,909,000 for the three months ended June 30, 2012 and increased $140,954,000 or 191.2% to $214,667,000 for the six months ended June 30, 2012.  The increases for the three and six months ended June 30, 2012 are due primarily to an increase in asset sales and associated gains in 2012 as compared to the prior year periods, as well as an increase in NOI and decrease in net interest expense.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2012 and 2011 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	06-30-12	06-30-11	06-30-12	06-30-11

Net income	$156,821	$43,192	$214,430	$73,728
Indirect operating expenses, net of corporate income	8,617	7,701	16,653	14,729
Investments and investment management expense	1,499	1,341	2,945	2,532
Expensed acquisition, development and other pursuit costs	901	1,353	1,141	2,003
Interest expense, net	33,193	44,544	66,819	87,515
Loss on extinguishment of debt, net	—	—	1,179	—
General and administrative expense	8,316	8,145	18,026	15,437
Equity in income of unconsolidated entities	(2,073)	(395)	(4,248)	(898)
Depreciation expense	64,875	60,836	127,436	120,059
Gain on sale of real estate assets	(95,329)	(7,675)	(95,329)	(7,675)
Income from discontinued operations	(1,152)	(283)	(2,870)	(303)
Net operating income	$175,668	$158,759	$346,182	$307,127

The NOI changes for the three and six months ended June 30, 2012, as compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6-30-12	6-30-12

Established Communities	$8,775	$21,060

Other Stabilized Communities	2,971	9,605

Development and Redevelopment Communities	5,163	8,390

Total	$16,909	$39,055

The increases in our Established Communities’ NOI for the three and six months ended June 30, 2012 are due to a combination of increased rental revenues offset somewhat by increased operating expenses.  For the balance of 2012, we expect continued rental revenue growth over the prior year period, offset partially by an expected increase in operating expenses.

Rental and other income increased in the three and six months ended June 30, 2012 as compared to the prior year periods due to additional rental income generated from newly developed and acquired communities and increases in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 42,870 apartment homes for the six months ended June 30, 2012 as compared to 42,293 homes for the prior year period.  This increase is primarily due to new homes from increased development activity and acquisitions, offset by communities sold in 2011 and 2012. The weighted average monthly revenue per occupied apartment home increased to $1,982 for the six months ended June 30, 2012 as compared to $1,873 in the prior year period.

Established Communities — Rental revenue increased $10,421,000, or 5.8% and $22,013,000, or 6.2%, for the three and six months ended June 30, 2012, respectively, over the prior year periods. The increase for the three months ended June 30, 2012 is due to an increase in rental rates of 6.2% offset partially by a decrease in economic occupancy of 0.4%. The increase for the six months ended June 30, 2012 is due to an increase in rental rates of 6.2%, while maintaining economic occupancy at 96.0%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.  We experienced increases in rental revenue from Established Communities in all six of our regions for the six months ended June 30, 2012 over the prior year period. Information for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 30.6% of Established Community rental revenue for the six months ended June 30, 2012, experienced an increase in rental revenue of 5.9% as compared to the prior year period. Average rental rates increased 5.8% to $2,531, and economic occupancy increased 0.1% to 96.2% for the six months ended June 30, 2012. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 1.7% during the second quarter of 2012.  Our Metro New York/New Jersey portfolio includes assets located in Central and Northern New Jersey, New York City and its northern suburbs, and Long Island. Apartment market conditions were strongest in New York City, led by job growth in professional services and technology, offsetting a weaker financial services sector.

The New England region accounted for 21.9% of the Established Community rental revenue for the six months ended June 30, 2012 and experienced a rental revenue increase of 4.9% over the prior year period. Average rental rates increased 5.5% to $2,046, offset partially by a decrease in economic occupancy of 0.6% to 95.5% for the six months ended June 30, 2012, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 1.6% during the three months ended June 30, 2012.  The performance of the New England region, which includes metropolitan Boston and southwest Connecticut, has seen improvement in the job market in downtown Boston, which is supported by an improving high-tech sector and other industries in the region.  This was offset partially by an increase in move-outs due to home purchases of 3.6% for the six months ended June 30, 2012 over the prior year period. In addition, job weakness in the financial services sector had a negative impact on renter demand in the Fairfield-New Haven area.

Northern California accounted for 16.7% of the Established Community rental revenue for the six months ended June 30, 2012 and experienced a rental revenue increase of 10.2% over the prior year period. Average rental rates increased 10.6% to $2,094, and economic occupancy decreased 0.4% to 96.1% for the six months ended June 30, 2012 as compared to the prior year period. The Northern California region also matched the strongest sequential rental revenue growth in our markets, increasing 2.6% over the first quarter of 2012. Strong job growth in San Francisco and San Jose, propelled by hiring in the professional services and technology sectors, continues to drive improved operating results in this region.  We expect the region will continue its strong performance for the balance of 2012, supported by continued job growth and limited new apartment construction. However, an expected increase in development activity in certain submarkets in San Jose in 2013, may slow revenue growth in 2013 and future periods.

The Mid-Atlantic region, which represented 13.6% of Established Community rental revenue for the six months ended June 30, 2012, experienced an increase in rental revenue of 4.5% over the prior year period.  Average rental rates increased by 4.0% to $1,884, while economic occupancy increased 0.5% to 96.0% for the six months ended June 30, 2012 as compared to the prior year period. The Mid-Atlantic region also experienced sequential quarterly rental revenue growth of 0.5%. Recent construction starts for new apartment development are at levels that exceed long-term averages in the Washington, DC metro area. While we expect continued positive operating performance near-term, the expected increase in new rental deliveries combined with the uncertainty surrounding federal spending is likely to slow growth in rental revenue relative to our other regions.

Southern California accounted for 12.9% of the Established Community rental revenue for the six months ended June 30, 2012. The region experienced a rental revenue increase of 5.1% over the prior year period driven by an increase in average rental rates of 5.1% to $1,734 over the prior year period, while maintaining economic occupancy at 95.9% for the six months ended June 30, 2012. We expect to see continued favorable operating results in 2012, supported by limited supply coupled with job growth in the media, professional services and technology sectors.

The Pacific Northwest region accounted for 4.2% of the Established Community rental revenue for the six months ended June 30, 2012 and experienced a rental revenue increase of 8.7% over the prior year period. Average rental rates increased 7.4% to $1,446, and economic occupancy increased 1.3% to 96.7% for the six months ended June 30, 2012 as compared to the prior year period. The Pacific Northwest showed sequential rental revenue growth of 2.6%, led by job gains in the region’s professional services sector. Increasing development activity in the region may result in moderating revenue growth in 2013 as new supply is absorbed in certain submarkets.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2012 and 2011 (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6-30-12	6-30-11	6-30-12	6-30-11

Rental revenue (GAAP basis)	$190,196	$179,775	$377,504	$355,491
Concessions amortized	97	1,186	295	2,783
Concessions granted	(15)	(378)	(86)	(1,133)

Rental revenue adjusted to state concessions on a cash basis	$190,278	$180,583	$377,713	$357,141

Year-over-year % change — GAAP revenue		5.8%		6.2%

Year-over-year % change — cash concession based revenue		5.4%		5.8%

Management, development and other fees increased $438,000, or 18.8% and $667,000, or 14.3% for the three and six months ended June 30, 2012, respectively, as compared to the prior year periods. The increase was primarily due to increased asset management fees and property management fees from Fund II.

Direct property operating expenses, excluding property taxes increased $3,956,000, or 7.7% for the three months ended June 30, 2012 and $5,055,000, or 4.9% for the six months ended June 30, 2012 as compared to the prior year periods, primarily due to the addition of recently developed and newly acquired apartment homes.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,081,000 or 2.8% for the three months ended June 30, 2012, over the prior year period. The increase was driven by an increase in compensation related costs partially offset by a decrease in bad debt expense. Direct property expenses, excluding property taxes during the six months ended June 30, 2012 were consistent with the prior year period.

Property taxes increased $1,916,000, or 8.2% and $2,290,000, or 4.9% for the three and six months ended June 30, 2012, respectively, over the prior year periods, due to the addition of newly developed and redeveloped apartment homes, coupled with increased property taxes at our Established Communities. Changes in reported property tax expenses are often impacted by the size and timing of successful tax appeals.

For Established Communities, property taxes increased by $587,000, or 3.2%, and $960,000, or 2.7%, for the three and six months ended June 30, 2012, respectively, over the prior year periods due to higher assessments. The increase for the six months ended June 30, 2012 is partially offset by refunds received in the current year period. We expect property taxes to continue to increase for the balance of 2012 over 2011. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $1,359,000, or 13.5% and $2,591,000 or 13.4% for the three and six months ended June 30, 2012, respectively, over the prior year periods. These increases are due primarily to compensation related costs, costs pertaining to the introduction of our AVA and Eaves by Avalon brands and corporate technology initiatives.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.

Interest expense, net decreased $11,351,000, or 25.5% and $20,696,000, or 23.6% for the three and six months ended June 30, 2012, respectively, from the prior year periods.  This category includes interest costs offset by interest capitalized and interest income.  The decrease for the three and six months ended June 30, 2012 is due primarily to a decrease in debt outstanding and an increase in the amount of capitalized interest in the three and six months ended June 30, 2012 compared to the prior year periods. The increase in capitalized interest over the prior year periods was driven primarily by the increase in our development activity and development pursuits in 2012 compared to 2011. The year-over-year decrease in interest expense, net, for the six months ended June 30, 2012 was offset somewhat by interest income associated with escrow accounts for certain tax exempt secured borrowings recognized in 2011 not present in 2012.

Loss on the extinguishment of debt, net reflects the impact from prepayment penalties, expensing deferred financing costs from our debt repurchase and retirement activity, or payments above or below the carrying basis, excluding assets sold or held for sale, which is included in discontinued operations, below.  During the six months ended June 30, 2012 we recognized a non-cash charge on the extinguishment of debt from the early retirement of a secured note, with no comparable activity in the prior year period.

Depreciation expense increased $4,039,000, or 6.6% and $7,377,000, or 6.1% in the three and six months ended June 30, 2012, respectively, over the prior year periods. The increase is primarily due to the net increase in assets from the completion of development and redevelopment activities and new acquisitions.

General and administrative expense (“G&A”) increased $2,589,000, or 16.8% for the six months ended June 30, 2012 over the prior year period. The increase is due primarily to an increase in compensation costs and professional fees.

Equity in income of unconsolidated entities increased $1,678,000, or 424.8% and $3,350,000, or 373.1% for the three and six months ended June 30, 2012, respectively, as compared to the prior year periods.  The increases are due primarily to the recognition of our proportionate share of gains from Fund I disposition activity, with no comparable activity during the prior year periods.

Income from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2011 through June 30, 2012.  This income increased for the three and six months ended June 30, 2012 due to changes in the number of communities held for sale as compared to the prior period.

Gain on sale of communities increased for the three and six months ended June 30, 2012 due to an increase in the volume of community disposition activity and associated gains in 2012 as compared to the prior year periods.  The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

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

FFO does not represent net income attributable to common stockholders in accordance with GAAP, and therefore it should not be considered an alternative to net income, which remains the primary measure of performance.  In addition, FFO as calculated by other REITs may not be comparable to our calculation of FFO.

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-12	6-30-11	6-30-12	6-30-11

Net income attributable to common stockholders	$156,909	$43,373	$214,667	$73,713
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	66,711	64,240	132,003	127,434
Distributions to noncontrolling interests, including discontinued operations	7	7	14	13
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(385)	—	(1,471)	—
Gain on sale of operating communities depreciated real estate assets	(95,049)	(7,675)	(95,049)	(7,675)

FFO attributable to common stockholders	$128,193	$99,945	$250,164	$193,485

Weighted average common shares outstanding - diluted	95,992,825	88,196,438	95,820,203	87,597,981
EPS per common share - diluted	$1.63	$0.49	$2.24	$0.84
FFO per common share - diluted	$1.34	$1.13	$2.61	$2.21

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity.  Additionally, it is not necessarily indicative of cash available to fund cash needs.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the six months ended
	6-30-12	6-30-11	6-30-12	6-30-11
Net cash provided by operating activities	$117,128	$132,664	$222,468	$205,879
Net cash used in investing activities	$(26,411)	$(168,345)	$(192,751)	$(293,028)
Net cash provided by (used in) financing activities	$19,304	$33,985	$(288,307)	$70,827

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

For the balance of 2012, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, asset dispositions as well as from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At June 30, 2012, we had unrestricted cash, cash equivalents and cash in escrow of $431,954,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $358,263,000 at June 30, 2012, a decrease of $258,590,000 from $616,853,000 at December 31, 2011.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $222,468,000 for the six months ended June 30, 2012 from $205,879,000 for the six months ended June 30, 2011. The change was driven primarily by increased NOI from our communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $192,751,000 for the six months ended June 30, 2012 related to investments in assets primarily through development and redevelopment, partially offset by proceeds of $182,225,000 from the sale of real estate. During the six months ended June 30, 2012, we invested $385,443,000 in the following:

•                  we invested approximately $341,144,000 in the development and redevelopment of communities;

•                  we invested $37,105,000 in the acquisition of two apartment communities; and

•                  we had capital expenditures of $7,194,000 for real estate and non-real estate assets.

Financing Activities — Net cash used in financing activities totaled $288,307,000 for the six months ended June 30, 2012.  The net cash used is due to $177,322,000 of dividends paid, repayment of unsecured notes of $179,400,000 and repayment of mortgage notes payable of $103,621,000, partially offset by $175,682,000 received from the issuance of common stock, primarily through CEP II and stock option exercises.

Variable Rate Unsecured Credit Facility

We currently have a $750,000,000 Credit Facility with a syndicate of commercial banks that matures in September 2015, plus a one-year extension option. The Credit Facility bears interest at varying levels based on LIBOR, our credit rating and on a maturity schedule selected by us.  The current stated pricing is LIBOR plus 1.075% per annum (1.32% on July 31, 2012). At July 31, 2012, there were no amounts outstanding on the Credit Facility, $45,596,000 was used to provide letters of credit, and $704,404,000 was available for borrowing under the Credit Facility.

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

We were in compliance with these covenants at June 30, 2012.

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

Continuous Equity Program (CEP)

In November 2010, we commenced our second continuous equity program (“CEP II”), under which we were authorized to sell up to $500,000,000 of our common stock during a 36-month period.  In conjunction with CEP II, we engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the six months ended June 30, 2012 we sold 1,119,892 shares under CEP II at an average sales price of $140.14 per share, for aggregate net proceeds of $154,588,000. In July 2012 we completed the program, issuing an additional 315,323 shares at the weighted average price of $141.35 per share for aggregate net proceeds of $43,901,000. From program inception in November 2010 through July 31, 2012, we sold 3,925,980 shares at an average price of $127.36 per share, for aggregate net proceeds of $492,490,000.

Future Financing and Capital Needs — Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our secured or unsecured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities or draws on our Credit Facility.  Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

In addition to the proceeds received under CEP II discussed above, the following financing activity occurred in 2012 through July 2012:

•                  In January 2012, we repaid $179,400,000 principal amount of 5.5% coupon unsecured notes pursuant to their scheduled maturity.

•                  In February 2012, we repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date. As part of this transaction, we incurred a non-cash charge of $1,179,000 for the write-off of deferred financing fees which was recognized as a loss on extinguishment of debt.

•                  Also in February 2012, in conjunction with the acquisition of a wholly-owned operating community, we assumed a 4.61% $11,958,000 note maturing in June 2018.

•                  In May 2012, we repaid a variable rate secured mortgage note in the amount of $14,566,000 in accordance with its scheduled maturity date.

•                  Also in May 2012, we repaid a variable rate secured mortgage in the amount of $33,100,000 in advance of its July 2014 scheduled maturity date. In conjunction with the early retirement, we incurred a prepayment penalty and non-cash charges for the write-off of deferred financing fees of $602,000.  We repaid this secured note in advance of its scheduled maturity in conjunction with the disposition of the apartment community collateralizing the mortgage note.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2012 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In	Principal
	interest	maturity	Balance Outstanding
Community	rate (1)	date	12-31-11	6-30-12		2012	2013	2014	2015	2016	Thereafter
Tax-exempt bonds
Fixed rate
Eaves Washingtonian Center I	7.81%	May-2027	$9,103	$8,937		$172	$364	$390	$419	$449	$7,143
Avalon Oaks	7.49%	Feb-2041	16,468	16,380		92	195	209	223	240	15,421
Avalon Oaks West	7.54%	Apr-2043	16,367	16,288		82	173	185	198	211	15,439
Avalon at Chestnut Hill	6.15%	Oct-2047	40,781	40,588		198	411	434	457	482	38,606
Avalon Morningside Park	3.65%	May-2046	100,000	100,000	(7)	—	—	—	—	—	100,000
			182,719	182,193		544	1,143	1,218	1,297	1,382	176,609

Variable rate (2)
Avalon at Mountain View	1.09%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.32%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
Avalon at Nob Hill	1.26%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.59%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.60%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.02%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Bowery Place II	—	Nov-2039	48,500	—	(6)	—	—	—	—	—	—
Avalon Acton	1.70%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	3.58%	Mar-2046	116,000	116,000	(4)	—	—	—	—	—	116,000
Avalon Walnut Creek	3.48%	Mar-2046	10,000	10,000	(4)	—	—	—	—	—	10,000
			$416,435	$367,935		$—	$—	$—	$—	$—	$367,935

Conventional loans (5)
Fixed rate
$250 Million unsecured notes	—	Jan-2012	104,400	—	(8)	—	—	—	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601		201,601	—	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	100,000	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	150,000	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
Avalon at Tysons West	5.55%	Jul-2028	5,668	5,568		103	216	229	242	255	4,523
Avalon Orchards	7.78%	Jul-2033	18,321	18,133		195	412	441	472	506	16,107
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	170,125	—	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	110,600	—	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	150,000	—	—
Avalon Darien	6.22%	Nov-2015	49,907	49,569		412	742	789	47,626	—	—
Avalon Greyrock Place	6.12%	Nov-2015	60,133	59,718		428	905	962	57,423	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,991	20,865		128	273	289	307	323	19,545
Eaves Trumbull	5.92%	May-2019	41,048	40,804		251	534	566	601	631	38,221
Avalon at Stamford Harbor	5.92%	May-2019	65,261	64,873		400	848	900	955	1,003	60,767
Avalon Freehold	5.94%	May-2019	36,388	36,171		223	473	502	532	559	33,882
Avalon Run East II	5.94%	May-2019	38,991	38,759		239	507	538	571	599	36,305
Avalon Gardens	6.06%	May-2019	65,800	65,408		404	855	907	963	1,011	61,268
Avalon Edgewater	5.94%	May-2019	78,046	77,582		481	1,014	1,076	1,142	1,199	72,670
Avalon Foxhall	6.05%	May-2019	58,620	58,271		360	762	808	858	901	54,582
Avalon Gallery Place I	6.05%	May-2019	45,547	45,276		279	592	628	667	700	42,410
Avalon Traville	5.91%	May-2019	77,187	76,727		473	1,003	1,065	1,130	1,186	71,870
Avalon Bellevue	5.91%	May-2019	26,522	26,364		162	345	366	388	408	24,695
Avalon on the Alameda	5.90%	May-2019	53,624	53,304		328	697	740	785	824	49,930
Avalon Mission Bay North	5.90%	May-2019	72,785	72,352		447	946	1,004	1,065	1,118	67,772
Fairfax Towers	5.00%	Aug-2015	43,426	42,948		488	1,020	1,070	40,370	—	—
Eaves Phillips Ranch	5.75%	Jun-2013	54,574	53,969		621	53,348	—	—	—	—
The Mark Pasadena	4.85%	Jun-2018	—	11,958		—	89	186	195	202	11,286
			2,902,065	2,803,445		208,023	335,706	163,066	416,892	261,425	1,418,333

Variable rate (2) (5)
Avalon at Bedford Center	—	May-2012	14,806	—	(8)	—	—	—	—	—	—
Avalon Walnut Creek	3.56%	Mar-2046	9,000	9,000	(4)	—	—	—	—	—	9,000
$250 Million unsecured notes	—	Jan-2012	75,000	—	(8)	—	—	—	—	—	—
			$98,806	$9,000	(6)	$—	$—	$—	$—	$—	$9,000

Total indebtedness - excluding unsecured credit facility			$3,600,025	$3,362,573		$208,567	$336,849	$164,284	$418,189	$262,807	$1,971,877

(1)                                  Includes credit enhancement fees, facility fees, trustees’ fees and other fees.

(2)                                  Variable rates are given as of June 30, 2012.

(3)                                  Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)                                  Represents full amount of the debt as of June 30, 2012.  Actual amounts drawn on the debt as of June 30, 2012 are $118,588.

(5)                                  Balances outstanding represent total amounts due at maturity, and are net of $1,553 and $1,791 of debt discount and basis adjustments associated with the unsecured notes as of June 30, 2012 and December 31, 2011, respectively, and $1,344 and $962 premium associated with secured notes as of June 30, 2012 and December 31, 2011, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(6)                                  In February 2012, we elected to repay this mortgage note at par in advance of its maturity date.

(7)                                  In October 2010, we elected to fix the borrowing rate through June 2012. In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(8)                                  Borrowing was repaid upon its scheduled maturity.

Future Financing and Capital Needs — Portfolio and Other Activity

As of June 30, 2012, we had 20 wholly-owned communities under construction, for which a total estimated cost of approximately $896,049,000 remained to be invested.  We also had 11 wholly-owned communities under reconstruction, for which a total estimated cost of approximately $46,322,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and fund development costs related to pursuing Development Rights will be funded from:

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

Unconsolidated Real Estate Investments and Off-balance Sheet Arrangements

As of June 30, 2012, we had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 5 “Investments in Real Estate Entities”, of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, and operating results of the entities, as well as our proportionate share of their operating results.

Two of the unconsolidated entities are discretionary real estate investment funds, Fund I and Fund II (collectively “the Funds”), which were established to engage in multi-family real estate acquisition programs. We believe this investment format provides the following attributes: (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and we have made an equity investment of approximately $43,864,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008.

During the three months ended June 30, 2012, Fund I sold Avalon Lombard, located in Chicago, IL, containing 256 apartment homes for $35,450,000.  The Company’s proportionate share of the aggregate gain in accordance with GAAP was $385,000.

Fund II has six institutional investors, including us.  One of our wholly owned subsidiaries is the general partner of Fund II and we have made equity contributions of $111,375,000, representing a 31.3% combined general partner and limited partner equity interest. Fund II had invested $838,045,000 as of June 30, 2012. Fund II has a term that expires in August 2018, plus two one-year extension options. Fund II served as the exclusive vehicle, through which we acquired investment interests in apartment communities through the close of its investment period in August 2011.

We are not presently pursuing the formation of a third fund.

	Company	# of	Total	Debt
	Ownership	Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	Percentage	Homes	Cost (1)	Amount (2)	Type	Rate (3)	Date

Fund I
1. Avalon Sunset - Los Angeles, CA		82	$20,920	$12,750	Fixed	5.41%	Mar 2014
2. Avalon at Civic Center - Norwalk, CA		192	42,780	27,001	Fixed	5.38%	Aug 2013
3. Avalon Paseo Place - Fremont, CA		134	25,094	11,800	Fixed	5.74%	Nov 2014
4. Avalon at Yerba Buena - San Francisco, CA		160	66,813	41,500	Fixed	5.88%	Mar 2014
5. Avalon at Aberdeen Station - Aberdeen, NJ		290	58,638	39,842	Fixed	5.64%	Sep 2013
6. The Springs - Corona, CA (4)		320	29,958	23,373	Fixed	6.06%	Oct 2014
7. Avalon Cedar Place - Columbia, MD		156	24,505	12,000	Fixed	5.68%	Feb 2015
8. Avalon Centerpoint - Baltimore, MD (5)		392	80,474	45,000	Fixed	5.74%	Dec 2014
9. Middlesex Crossing - Billerica, MA		252	38,535	24,100	Fixed	5.49%	Dec 2014
10. Avalon Crystal Hill - Ponoma, NY		168	38,852	24,500	Fixed	5.43%	Dec 2014
11. Avalon Skyway - San Jose, CA		348	78,347	37,500	Fixed	6.11%	Mar 2014
12. Avalon Rutherford Station - East Rutherford, NJ		108	36,849	19,291	Fixed	6.13%	Sep 2016
13. South Hills Apartments - West Covina, CA		85	24,810	11,761	Fixed	5.92%	Oct 2014
14. Weymouth Place - Weymouth, MA		211	25,327	13,455	Fixed	5.12%	Mar 2015
Total Fund I	15.2%	2,898	$591,902	$343,873		5.73%
Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	$33,993	$21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA		491	72,164	42,600	Fixed	5.26%	May 2017
3. Avalon Rothbury - Gaithersburg, MD		203	31,481	18,750	Variable	3.02%	Jun 2017
4. The Apartments at Briarwood - Owings Mills, MD		348	45,422	26,850	Fixed	3.64%	Nov 2017
5. Eaves Gaithersburg - Gaithersburg, MD (6)		684	102,064	63,200	Fixed	5.42%	Jan 2018
6. Eaves Tustin - Tustin, CA		628	100,450	59,100	Fixed	3.81%	Oct 2017
7. Eaves Los Alisos - Lake Forest, CA		140	26,873	—	N/A	N/A	N/A
8. Fox Run Apartments - Plainsboro, NJ (6)		776	87,419	53,611	Fixed	4.56%	Nov 2014
9. Eaves Carlsbad - Carlsbad, CA		448	79,037	46,141	Fixed	4.68%	Feb 2018
10 Yale Village - Rockville, MD		210	50,237	31,725	Fixed	4.26%	Aug 2019
11 Captain Parker Arms - Lexington, MA		94	21,291	13,500	Fixed	3.90%	Sep 2019
12 Eaves Rancho San Diego - San Diego , CA		676	124,596	73,587	Fixed	3.45%	Nov 2018
13 Avalon Watchung - Watchung, NJ		334	63,018	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	5,252	$838,045	$491,529		4.28%

Other Operating Joint Ventures
1. Avalon Chrystie Place I — New York, NY (7)	20.0%	361	$137,068	$117,000	Variable	1.13%	Nov 2036
2. Avalon at Mission Bay North II — San Francisco, CA (7)	25.0%	313	124,260	105,000	Fixed	6.02%	Dec 2015
3. Avalon Del Rey - Los Angeles, CA (8)	30.0%	309	70,211	43,687	Variable	3.59%	Apr 2016
Total Other Joint Ventures		983	$331,539	$265,687		3.46%

Total Unconsolidated Investments		9,133	$1,761,486	$1,101,089		4.54%

(1)	Represents total capitalized cost as of June 30, 2012.

(2)

We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2012.

(4)	Beginning in the third quarter of 2010, we consolidated the net assets and results of operations of The Springs.

(5)	Borrowing on this community is comprised of three mortgage loans.

(6)	Borrowing on this community is comprised of two mortgage loans.

(7)	After the venture makes certain threshold distributions to the third-party partner, we generally receive 50% of all further distributions.

(8)	In July 2012, we purchased 100% of our joint venture partner’s interest.

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

•                  CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2012. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations.  The estimated fair value of and our obligation under these guarantees, both at inception and as of June 30, 2012, were not significant.  As a result we have not recorded any obligation associated with these guarantees at June 30, 2012.

•                  Subsidiaries of Fund I have 16 loans secured by individual assets with amounts outstanding in the aggregate of $343,873,000, including $23,373,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of June 30, 2012). As of June 30, 2012, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2012.

•                  As of June 30, 2012, subsidiaries of Fund II have 14 loans secured by individual assets with amounts outstanding in the aggregate of $491,529,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of June 30, 2012).  As of June 30, 2012, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2012.

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

•                  In July 2012, one of our wholly owned subsidiaries acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which we held a 30% ownership interest. As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community. We paid approximately $67,200,000 to purchase our joint venture partners 70% interest as well as paying the venture our proportionate share of the note repayment.

•                  In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000.  Under the terms of the Commitment, we are closing on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment.  Under the terms of the Commitment, we will purchase all parcels of land by December 2012.  At December 2012, either we or the seller can compel execution of the remaining transactions.  At June 30, 2012, we have an outstanding commitment to purchase the remaining land for approximately $17,619,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of June 30, 2012 there have been no material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2012, we had 20 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 6,114 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,647,100,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Total capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Green II	444	$107.8	Q3 2010	Q3 2011	Q4 2012	Q2 2013
	Greenburgh, NY
2.	Avalon at Wesmont Station I	266	62.5	Q4 2010	Q1 2012	Q4 2012	Q2 2013
	Wood-Ridge, NJ
3.	Avalon Ocean Avenue	173	61.1	Q4 2010	Q1 2012	Q4 2012	Q2 2013
	San Francisco, CA
4.	Avalon North Bergen	164	42.8	Q4 2010	Q2 2012	Q3 2012	Q1 2013
	North Bergen, NJ
5.	Avalon Garden City	204	68.0	Q2 2011	Q2 2012	Q4 2012	Q2 2013
	Garden City, NY
6.	Avalon Park Crest	354	77.6	Q4 2010	Q3 2012	Q2 2013	Q4 2013
	Tysons Corner, VA
7.	Avalon Exeter	187	114.0	Q2 2011	Q3 2013	Q1 2014	Q3 2014
	Boston, MA
8.	Avalon Irvine II	179	46.2	Q3 2011	Q1 2013	Q2 2013	Q4 2013
	Irvine, CA
9.	AVA Ballard	265	68.8	Q3 2011	Q2 2013	Q3 2013	Q1 2014
	Seattle, WA
10.	Avalon Shelton III	251	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
11.	Avalon Hackensack	226	47.2	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ
12.	AVA H Street	138	35.1	Q4 2011	Q4 2012	Q2 2013	Q4 2013
	Washington, D.C.
13.	Avalon West Chelsea/AVA High Line	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
14.	Avalon Natick	407	82.9	Q4 2011	Q2 2013	Q2 2014	Q4 2014
	Natick, MA
15.	Avalon Somerset	384	79.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ
16.	Avalon Mosaic	531	120.9	Q1 2012	Q4 2013	Q3 2014	Q1 2015
	Tysons Corner, VA
17.	Avalon East Norwalk	240	45.5	Q2 2012	Q2 2013	Q1 2014	Q3 2014
	Norwalk, CT
18.	Avalon Dublin Station II	255	73.0	Q2 2012	Q4 2013	Q2 2014	Q4 2014
	Dublin, CA
19.	Avalon/AVA Assembly Row	448	113.5	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Somerville, MA
20.	AVA University District	283	76.7	Q2 2012	Q1 2014	Q3 2014	Q1 2015
	Seattle, WA

	Total	6,114	$1,647.1

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

Redevelopment Communities

As of June 30, 2012, there were 11 communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $97,100,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider percentage than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2012.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of	Total capitalized		Estimated	Estimated
		apartment	cost (1)	Reconstruction	reconstruction	restabilized
		homes	($ millions)	Start	completion	operations (2)

1.	Avalon Sunset Towers	243	$13.1	Q4 2010	Q3 2013	Q1 2014
	San Francisco, CA
2.	Eaves Foster City	288	7.0	Q3 2011	Q4 2012	Q2 2013
	Foster City, CA
3.	AVA Ballston	344	13.9	Q3 2011	Q4 2012	Q2 2013
	Arlington, VA
4.	Eaves Santa Margarita	301	7.0	Q3 2011	Q3 2012	Q1 2013
	Rancho Santa Margarita, CA
5.	Avalon Wilton I	102	5.6	Q4 2011	Q3 2012	Q1 2013
	Wilton, CT
6.	Avalon at Lexington	198	7.9	Q4 2011	Q3 2012	Q1 2013
	Lexington, MA
7.	AVA Newport	145	5.6	Q4 2011	Q3 2012	Q1 2013
	Costa Mesa, CA
8.	Avalon at Center Place	225	6.7	Q4 2011	Q4 2012	Q2 2013
	Providence, RI
9.	AVA Cortez Hill	294	10.5	Q4 2011	Q4 2012	Q2 2013
	San Diego, CA
10.	Eaves San Jose	440	14.9	Q4 2011	Q2 2013	Q4 2013
	San Jose, CA
11.	Eaves Fairfax	141	4.9	Q2 2012	Q2 2013	Q4 2013
	Fairfax, VA

	Total	2,721	$97.1

(1)                                 Total capitalized cost does not include capitalized incurred prior to redevelopment.

(2)                                 Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At June 30, 2012, we had $294,116,000 in acquisition and related capitalized costs for land parcels we own, and $27,677,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 33  Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2012, includes $221,875,000 in original land acquisition costs.  We also have $17,619,000 in future land acquisition costs under our Commitment, related to a Development Right in Brooklyn, NY, as discussed under “Off-Balance Sheet Arrangements” elsewhere within this Form 10-Q.  The original land acquisition cost per home, including our obligation under the Commitment, ranged from $9,000 per home in Connecticut to $152,000 per home in New York City. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,036 apartment homes to our portfolio.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 22 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 11 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
	Number	number	cost
Market	of rights	of homes	($ millions) (1)

Boston, MA	5	1,509	$547

Fairfield-New Haven, CT	2	290	66

New York, NY	3	1,405	586

New Jersey	10	2,445	526

Long Island, NY	1	303	76

Washington, DC Metro	2	577	157

Seattle, WA	2	481	87

San Jose, CA	1	250	76

Oakland-East Bay, CA	1	250	80

San Francisco, CA	2	455	206

Los Angeles, CA	3	850	333

San Diego, CA	1	221	55

Total	33	9,036	$2,795

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

Land Acquisitions

During the second quarter of 2012, we acquired two land parcels for development, for an aggregate purchase price of $24,589,000, one of which relates to the Commitment for the Development Right in Brooklyn, NY.  In July 2012, we acquired two additional land parcels for an aggregate purchase price of approximately $21,224,000. We expect to commence construction on all four land parcels in 2012 and 2013.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $29,806,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop, as more fully described below.

•                  The land that we originally acquired for future development has an original cost of $33,058,000, and a current carrying value of $20,597,000, and is comprised of three parcels originally intended for the development of approximately 800 apartment homes.  The current carrying value of these land parcels reflects impairment charges of $12,469,000 incurred in prior periods.

•                  The out parcels and certain other land parcels that we acquired in connection with various development pursuits without a view to developing have a current carrying value of $9,208,000.

We believe that the current carrying value of $29,806,000 for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired.  However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment, and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance and property insurance with respect to all of our communities.  These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable.  There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical.  You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for a discussion of risks associated with an uninsured property or liability loss. In May 2012 we renewed our property insurance policy, with no material change in coverage. In August 2012 we expect to renew our general liability and workers compensation insurance policies with no expected material change in coverage.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the

Company’s disclosure controls and procedures as of June 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls over financial reporting.

None.

Part II.       OTHER INFORMATION

Item 1.                                                         Legal Proceedings

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or its results of operations.

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

Item 2.                                                                                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)

April 1 – April 30, 2012	—	—	—	200,000
May 1 – May 31, 2012	—	—	—	200,000
June 1 – June 30, 2012	76,165	$137.05	—	200,000

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: August 3, 2012	/s/ Timothy J. Naughton
Timothy J. Naughton
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2012	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)