Form 10-Q
period 2012-09-30
AVALONBAY COMMUNITIES INC
filed 2012-11-02
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

97,706,463 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2012

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	9-30-12	12-31-11
	(unaudited)
ASSETS
Real estate:
Land	$1,438,741	$1,336,225
Buildings and improvements	7,171,769	6,681,136
Furniture, fixtures and equipment	251,497	226,359
	8,862,007	8,243,720
Less accumulated depreciation	(2,013,104)	(1,820,381)
Net operating real estate	6,848,903	6,423,339
Construction in progress, including land	725,450	597,346
Land held for development	304,295	325,918
Operating real estate assets held for sale, net	—	78,427
Total real estate, net	7,878,648	7,425,030

Cash and cash equivalents	664,133	616,853
Cash in escrow	49,851	73,400
Resident security deposits	25,242	23,597
Investments in unconsolidated real estate entities	139,405	144,561
Deferred financing costs, net	33,557	33,653
Deferred development costs	28,260	24,770
Prepaid expenses and other assets	149,470	140,526
Total assets	$8,968,566	$8,482,390

LIABILITIES AND EQUITY
Unsecured notes, net	$1,899,208	$1,629,210
Variable rate unsecured credit facility	—	—
Mortgage notes payable	1,908,872	1,969,986
Dividends payable	94,778	84,953
Payables for construction	51,194	36,775
Accrued expenses and other liabilities	225,111	246,214
Accrued interest payable	21,571	34,210
Resident security deposits	39,754	36,620
Liabilities related to real estate assets held for sale	—	35,467
Total liabilities	4,240,488	4,073,435

Redeemable noncontrolling interests	7,203	7,063

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2012 and December 31, 2011; zero shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both September 30, 2012 and December 31, 2011; 97,705,713 and 95,175,677 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	977	952
Additional paid-in capital	4,980,937	4,652,457
Accumulated earnings less dividends	(153,811)	(171,648)
Accumulated other comprehensive loss	(110,787)	(87,020)
Total stockholders’ equity	4,717,316	4,394,741
Noncontrolling interest	3,559	7,151
Total equity	4,720,875	4,401,892
Total liabilities and equity	$8,968,566	$8,482,390

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-12	9-30-11	9-30-12	9-30-11
Revenue:
Rental and other income	$269,371	$241,286	$773,424	$698,938
Management, development and other fees	2,533	2,433	7,852	7,085
Total revenue	271,904	243,719	781,276	706,023

Expenses:
Operating expenses, excluding property taxes	70,365	68,268	204,836	195,542
Property taxes	26,184	23,741	75,641	70,908
Interest expense, net	33,985	42,659	100,804	130,174
Loss on extinguishment of debt, net	—	—	1,179	—
Depreciation expense	65,998	60,893	193,434	180,953
General and administrative expense	8,372	6,087	26,398	21,524
Impairment loss	—	14,052	—	14,052
Total expenses	204,904	215,700	602,292	613,153

Equity in income of unconsolidated entities	5,553	2,615	9,801	3,513
Gain on sale of land	—	13,716	280	13,716
Gain on acquisition of unconsolidated entity	14,194	—	14,194	—

Income from continuing operations	86,747	44,350	203,259	110,099

Discontinued operations:
Income from discontinued operations	—	327	2,870	631
Gain on sale of real estate assets	—	—	95,049	7,675
Total discontinued operations	—	327	97,919	8,306

Net income	86,747	44,677	301,178	118,405
Net loss attributable to noncontrolling interests	97	147	334	132

Net income attributable to common stockholders	$86,844	$44,824	$301,512	$118,537

Other comprehensive income (loss):
Unrealized loss on cash flow hedges	(6,977)	(60,270)	(23,767)	(79,691)
Comprehensive income (loss)	$79,867	$(15,446)	$277,745	$38,846

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$0.89	$0.49	$2.12	$1.25
Discontinued operations attributable to common stockholders	—	—	1.02	0.09

Net income attributable to common stockholders	$0.89	$0.49	$3.14	$1.34

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$0.89	$0.49	$2.11	$1.24
Discontinued operations attributable to common stockholders	—	—	1.02	0.09

Net income attributable to common stockholders	$0.89	$0.49	$3.13	$1.33

Dividends per common share:	$0.9700	$0.8925	$2.9100	$2.6775

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the nine months ended
	9-30-12	9-30-11

Net income	$301,178	$118,405
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	193,434	180,953
Depreciation expense from discontinued operations	895	6,002
Amortization of deferred financing costs and debt premium/discount	4,122	4,888
Loss on extinguishment of debt	1,781	—
Amortization of stock-based compensation	8,548	5,390
Equity in income of unconsolidated entities and noncontrolling interests, net of eliminations	(7,484)	(1,177)
Impairment loss	—	14,052
Gain on sale of real estate assets	(95,329)	(21,391)
Gain on acquisition of unconsolidated entity	(14,194)	—
Expensed acquisition costs	—	1,010
(Increase)/decrease in cash in operating escrows	6,644	(2,553)
Increase in resident security deposits, prepaid expenses and other assets	(8,069)	(17,683)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(16,353)	7,116
Net cash provided by operating activities	375,173	295,012

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(567,867)	(456,965)
Acquisition of real estate assets	(105,904)	(46,275)
Capital expenditures - existing real estate assets	(13,449)	(14,838)
Capital expenditures - non-real estate assets	(1,094)	(7,911)
Proceeds from exchange/sale of real estate, net of selling costs	182,225	55,479
Increase in payables for construction	14,419	1,770
Decrease in cash in construction escrows	16,944	13,421
Increase in investments in unconsolidated real estate entities	(8,006)	(14,163)
Net cash used in investing activities	(482,732)	(469,482)

Cash flows from financing activities:
Issuance of common stock	326,653	1,037,630
Dividends paid	(270,866)	(233,427)
Repayments of mortgage notes payable	(106,255)	(42,648)
Issuance of unsecured notes	450,000	—
Settlement of interest rate contract	(54,930)	—
Repayment of unsecured notes	(179,400)	(189,900)
Payment of deferred financing costs	(6,744)	(5,996)
Acquisition of joint venture partner equity interest	(3,350)	(6,570)
Distributions to DownREIT partnership unitholders	(22)	(20)
Distributions to joint venture and profit-sharing partners	(247)	(194)
Net cash provided by financing activities	154,839	558,875

Net increase in cash and cash equivalents	47,280	384,405

Cash and cash equivalents, beginning of period	616,853	305,644

Cash and cash equivalents, end of period	$664,133	$690,049

Cash paid during the period for interest, net of amount capitalized	$101,121	$129,005

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the nine months ended September 30, 2012:

•                  As described in Note 4, “Equity,” 96,592 shares of common stock valued at $12,883,000 were issued in connection with stock grants; 1,830 shares valued at $254,000 were issued through the Company’s dividend reinvestment plan; 120,952 shares valued at $15,491,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,558 shares and options valued at $393,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 115,303 options for common stock at a value of $3,357,000.

•                  The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $23,767,000; and recorded a decrease to prepaid expenses and other assets of $11,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

•                  Common dividends declared but not paid totaled $94,778,000.

•                  The Company recorded an increase of $480,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 10, “Fair Value”.

•                  The Company assumed a 4.61% coupon fixed-rate mortgage loan with an outstanding balance of $11,958,000 in conjunction with the acquisition of The Mark Pasadena.

During the nine months ended September 30, 2011:

•                  499,461 shares of common stock valued at $63,147,000 were issued in connection with stock grants primarily associated with the Company’s 2008 deferred stock performance plan; 2,548 shares valued at $310,000 were issued through the Company’s dividend reinvestment plan; 129,176 shares valued at $14,825,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 505 shares valued at $16,000 were cancelled upon forfeiture.  In addition, the Company granted 144,827 options for common stock at a value of $4,258,000.

•                  7,500 units of limited partnership, valued at $365,000 were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company’s common stock.

•                  The Company recorded an increase to accrued expenses and other liabilities and a corresponding decrease to other comprehensive income of $79,691,000 and recorded a decrease to prepaid expenses and other assets of $1,324,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

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

•                  As part of an asset exchange, the Company assumed a $55,400,000 fixed-rate mortgage loan with a 5.24% interest rate and relinquished a $55,800,000 mortgage loan with a 5.86% fixed rate.

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

At September 30, 2012, the Company owned or held a direct or indirect ownership interest in 183 operating apartment communities containing 53,487 apartment homes in nine states and the District of Columbia, of which seven communities containing 1,802 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 22 communities under construction that are expected to contain an aggregate of 6,614 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 31 communities that, if developed as expected, will contain an estimated 8,837 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2011 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9-30-12	9-30-11	9-30-12	9-30-11
Basic and diluted shares outstanding

Weighted average common shares - basic	97,044,603	91,388,357	95,742,676	88,312,930

Weighted average DownREIT units outstanding	7,500	7,707	7,500	8,559

Effect of dilutive securities	494,466	944,304	651,382	878,009

Weighted average common shares - diluted	97,546,569	92,340,368	96,401,558	89,199,498

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$86,844	$44,824	$301,512	$118,537
Net income allocated to unvested restricted shares	(186)	(206)	(1,003)	(406)
Net income attributable to common stockholders, adjusted	$86,658	$44,618	$300,509	$118,131

Weighted average common shares - basic	97,044,603	91,388,357	95,742,676	88,312,930

Earnings per common share - basic	$0.89	$0.49	$3.14	$1.34

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$86,844	$44,824	$301,512	$118,537
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	7	7	21	20

Adjusted net income attributable to common stockholders	$86,851	$44,831	$301,533	$118,557

Weighted average common shares - diluted	97,546,569	92,340,368	96,401,558	89,199,498

Earnings per common share - diluted	$0.89	$0.49	$3.13	$1.33

Certain options to purchase shares of common stock in the amounts of 418,177 and 320,698 were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at September 30, 2012 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.5%. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2012 and 2011.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into derivative transactions for trading or other speculative purposes. The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of the Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of the Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses.  For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in accumulated other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $12,504,000 and $8,946,000 for the three months ended September 30, 2012 and 2011, respectively, and $37,449,000 and $22,962,000 for the nine months ended September 30, 2012 and 2011, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of September 30, 2012 and December 31, 2011, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2012 and December 31, 2011, as shown in the Condensed Consolidated Balance Sheets (see Note 6, “Real Estate Disposition Activities”).

	9-30-12	12-31-11

Fixed rate unsecured notes (1)	$1,901,601	$1,556,001
Variable rate unsecured notes (1)	—	75,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,530,681	1,528,783
Variable rate mortgage notes payable - conventional and tax-exempt	376,935	440,241

Total notes payable and unsecured notes	3,809,217	3,600,025

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,809,217	$3,600,025

(1)         Balances at September 30, 2012 and December 31, 2011 exclude $2,393 and $1,802, respectively, of debt discount, and $0 and $11, respectively, for basis adjustments, as reflected in unsecured notes on the Company’s Condensed Consolidated Balance Sheets.

(2)         Balances at September 30, 2012 and December 31, 2011 exclude $1,255 and $962, respectively of debt premium as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2012:

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

•                  Also in May 2012, in conjunction with the disposition of an operating community, the Company repaid a variable rate secured mortgage note in the amount of $33,100,000 in advance of its scheduled maturity date. The Company incurred a charge of $602,000 for a prepayment penalty and the write off of deferred financing fees associated with the early repayment of this note included in income from discontinued operations on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

•                  In September 2012, the Company issued $450,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement.  The notes mature in September 2022 and were issued at a 2.95% coupon rate. The notes have an effective interest rate of approximately 4.30%, including the effect of an interest rate hedge and offering costs.

The Company has a variable rate unsecured credit facility (the “Credit Facility”) with a syndicate of commercial banks, which has an available borrowing capacity of $750,000,000 and a 4-year term, plus a one year extension option.  The Credit Facility was entered into in September 2011 and it bears interest at varying levels based on the London InterBank Offered Rate (“LIBOR”), rating levels achieved on the Company’s unsecured notes and on a maturity schedule selected by the Company.  The current stated pricing is LIBOR plus 1.075% per annum (1.29% at September 30, 2012). The Company had no borrowings outstanding under the Credit Facility and had $45,596,000 and $52,659,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2012 and December 31, 2011, respectively.

In the aggregate, secured notes payable mature at various dates from April 2013 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,525,208,000 as of September 30, 2012).

As of September 30, 2012, the Company has guaranteed approximately $245,933,000 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.9% at September 30, 2012 and 5.7% at December 31, 2011.  The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.4% at September 30, 2012 and 2.3% at December 31, 2011.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2012 are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes

2012	$3,612	$—	$201,601	6.125%

2013	13,376	223,473	100,000	4.950%

2014	14,284	—	150,000	5.375%

2015	12,170	406,019	—	—

2016	12,807	—	250,000	5.750%

2017	13,709	18,300	250,000	5.700%

2018	14,330	11,073	—	—

2019	2,597	610,813	—	—

2020	2,768	—	250,000	6.100%

2021	2,952	—	250,000	3.950%

Thereafter	86,698	458,635	450,000	2.950%

	$179,303	$1,728,313	$1,901,601

(1)  Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

The Company was in compliance at September 30, 2012 with all financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2012 (dollars in thousands):

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2011	$952	$4,652,457	$(171,648)	$(87,020)	$4,394,741	$7,151	$4,401,892

Net income attributable to common stockholders	—	—	301,512	—	301,512	—	301,512
Unrealized loss on cash flow hedges, net of reclassifications	—	—	—	(23,767)	(23,767)	—	(23,767)
Change in redemption value of redeemable noncontrolling interest	—	—	(480)	—	(480)	—	(480)
Noncontrolling interests	—	—	—	—	—	(3,592)	(3,592)
Dividends declared to common stockholders	—	—	(280,945)	—	(280,945)	—	(280,945)
Issuance of common stock, net of withholdings	25	313,455	(2,250)	—	311,230	—	311,230
Amortization of deferred compensation	—	15,025	—	—	15,025	—	15,025

Balance at September 30, 2012	$977	$4,980,937	$(153,811)	$(110,787)	$4,717,316	$3,559	$4,720,875

During the nine months ended September 30, 2012, the Company:

(i)                                     issued 2,165,206 shares of common stock through public offerings under CEP II and CEP III, discussed below;

(ii)                                  issued 391,387 shares of common stock in connection with stock options exercised;

(iii)                               issued 1,830 common shares through the Company’s dividend reinvestment plan;

(iv)                              issued 96,592 common shares in connection with stock grants;

(v)                                 withheld 120,952 common shares to satisfy employees’ tax withholding and other liabilities; and

(vi)                              cancelled 4,027 shares of restricted common stock upon forfeiture.

In addition, the Company granted 115,303 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2012 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012, and will not be reflected until earned as compensation cost.

In November 2010, the Company commenced a second continuous equity program (“CEP II”), under which the Company was authorized to sell up to $500,000,000 of its common stock from time to time during a 36-month period. During the three and nine months ended September 30, 2012, the Company completed the sale of common stock authorized under CEP II, selling 315,323 and 1,435,215 shares at an average sales price of $141.35 and $140.41 per share, for net proceeds of $43,901,000 and $198,489,000, respectively. From program inception in November 2010 through completion, the Company issued 3,925,980 common shares at an average price of $127.36 per share for net proceeds of $492,490,000.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period.  During the three months ended September 30, 2012, the Company sold 729,991 shares at an average sales price of $142.09 per share, for net proceeds of $102,168,000.

5.  Investments in Real Estate Entities

Investments in consolidated entities

In July 2012, the Company acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which the Company held a 30% ownership interest.  As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community.  The Company paid approximately $67,200,000 for its joint venture partner’s 70% interest as well as contributing its proportionate share of the note repayment to the venture. Upon the acquisition of Avalon Del Rey, the Company consolidated the community, recognized income from its promoted interest of $4,055,000 included in equity in income of unconsolidated equities, and a gain of $14,194,000, as gain on acquisition of unconsolidated entity in the Condensed Consolidated Statements of Comprehensive Income (Loss). The gain recognized reflects the amount by which the fair value of the Company’s previously owned investment interest exceeded its carrying value.

The Company accounted for the acquisition of Avalon Del Rey as a business combination and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their fair values.  The Company looked to internal pricing for the value of the land, and an internal model to determine the fair value of the real estate assets and in place leases.  Given the heterogeneous nature of multi-family real estate, the fair values for the land, real estate assets and in place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Investment in unconsolidated entities

As of September 30, 2012, the Company had investments in four unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

There were no other changes in the Company’s ownership interest in, or presentation of, its investments in unconsolidated real estate entities during the three months ended September 30, 2012.

The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (dollars in thousands):

	9-30-12	12-31-11
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,477,756	$1,583,397
Other assets	88,627	70,233
Total assets	$1,566,383	$1,653,630

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,033,226	$1,074,429
Other liabilities	26,379	27,335
Partners’ capital	506,778	551,866
Total liabilities and partners’ capital	$1,566,383	$1,653,630

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-12	9-30-11	9-30-12	9-30-11

Rental and other income	$43,168	$40,953	$130,300	$117,407
Operating and other expenses	(18,733)	(18,829)	(56,533)	(53,474)
Gain on sale of communities	44,723	12,445	57,457	12,445
Interest expense, net	(12,742)	(12,818)	(38,468)	(37,596)
Depreciation expense	(11,947)	(12,363)	(37,244)	(35,702)

Net income	$44,469	$9,388	$55,512	$3,080

In conjunction with the formation of AvalonBay Value Added Fund I, L.P. (“Fund I”) and AvalonBay Value Added Fund II, L.P. (“Fund II”), as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $8,305,000 at September 30, 2012 and $9,167,000 at December 31, 2011 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of September 30, 2012).  As of September 30, 2012, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of September 30, 2012, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of September 30, 2012.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or the disposition of assets for which such disposition activity did not occur, in the amounts of $608,000 and $633,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,749,000 and $2,636,000 for the nine months ended September 30, 2012 and 2011, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its operating real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for its operating communities for the three and nine months ended September 30, 2012 and 2011.

The Company assesses its portfolio of land, both held for development and for investment, for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for the land.  The Company did not recognize any impairment charges on its investment in land for the three and nine months ended September 30, 2012. The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three and nine months ended September 30, 2012.

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

6.  Real Estate Disposition Activities

During the three months ended September 30, 2012, the Company did not sell any communities.

As of September 30, 2012, the Company did not have any real estate assets that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2011 through September 30, 2012 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-12	9-30-11	9-30-12	9-30-11

Rental income	$—	$9,469	$6,986	$27,832
Operating and other expenses	—	(5,988)	(2,486)	(17,277)
Interest expense, net	—	(1,311)	(133)	(3,922)
Loss on extinguishment of debt	—	—	(602)	—
Depreciation expense	—	(1,843)	(895)	(6,002)
Income from discontinued operations	$—	$327	$2,870	$631

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-12	9-30-11	9-30-12	9-30-11

Net income	$86,747	$44,677	$301,178	$118,405
Indirect operating expenses, net of corporate income	7,396	7,743	24,049	22,490
Investments and investment management expense	1,582	1,328	4,526	3,860
Expensed acquisition, development and other pursuit costs	608	633	1,749	2,636
Interest expense, net	33,985	42,659	100,804	130,174
Loss on extinguishment of debt, net	—	—	1,179	—
General and administrative expense	8,372	6,087	26,398	21,524
Equity in income of unconsolidated entities	(5,553)	(2,615)	(9,801)	(3,513)
Depreciation expense	65,998	60,893	193,434	180,953
Impairment loss	—	14,052	—	14,052
Gain on sale of real estate assets	—	(13,716)	(95,329)	(21,391)
Income from discontinued operations	—	(327)	(2,870)	(631)
Gain on acquisition of unconsolidated entity	(14,194)	—	(14,194)	—
Net operating income	$184,941	$161,414	$531,123	$468,559

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2012 and 2011 have been adjusted for the real estate assets that were sold from January 1, 2011 through September 30, 2012, or otherwise qualify as discontinued operations as of September 30, 2012, as described in Note 6, “Real Estate Disposition Activities.”

	For the three months ended			For the nine months ended
	Total		% NOI change	Total		% NOI change	Gross
	revenue	NOI	from prior year	revenue	NOI	from prior year	real estate (1)

For the period ended September 30, 2012

Established
New England	$42,755	$27,374	2.7%	$125,568	$81,268	5.6%	$1,287,578
Metro NY/NJ	59,346	41,051	5.6%	174,734	121,280	7.2%	1,966,938
Mid-Atlantic	26,300	18,618	3.7%	77,825	56,156	4.2%	591,802
Pacific Northwest	8,401	5,984	19.6%	24,426	17,207	13.6%	304,381
Northern California	32,949	24,316	15.9%	95,979	70,344	14.7%	1,180,656
Southern California	25,131	17,224	6.2%	74,000	51,225	8.8%	946,802
Total Established	194,882	134,567	7.1%	572,532	397,480	8.1%	6,278,157

Other Stabilized	39,222	25,691	N/A	110,200	71,641	N/A	1,383,135
Development / Redevelopment	35,267	24,683	N/A	90,692	62,002	N/A	1,871,336
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	304,295
Non-allocated (2)	2,533	N/A	N/A	7,852	N/A	N/A	54,829

Total	$271,904	$184,941	14.6%	$781,276	$531,123	14.4%	$9,891,752

For the period ended September 30, 2011

Established
New England	$43,277	$27,560	8.6%	$126,387	$80,048	8.6%	$1,300,019
Metro NY/NJ	49,721	33,707	10.0%	145,912	98,420	7.3%	1,532,296
Mid-Atlantic	26,031	18,403	5.6%	76,677	55,242	6.7%	602,609
Pacific Northwest	9,560	6,120	7.1%	28,035	18,609	4.7%	362,806
Northern California	24,172	17,244	11.3%	70,449	50,445	8.9%	868,400
Southern California	19,035	12,699	13.1%	55,997	37,047	7.8%	695,828
Total Established	171,796	115,733	9.3%	503,457	339,811	7.7%	5,361,958

Other Stabilized	35,742	23,310	N/A	101,773	65,605	N/A	1,566,557
Development / Redevelopment	33,748	22,371	N/A	93,708	63,143	N/A	1,627,772
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	263,155
Non-allocated (2)	2,433	N/A	N/A	7,085	N/A	N/A	76,321

Total	$243,719	$161,414	15.1%	$706,023	$468,559	14.0%	$8,895,763

(1)          Does not include gross real estate assets held for sale of $0 and $269,719 as of September 30, 2012 and 2011, respectively.

(2)          Revenue represents third party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) is as follows:

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2011	247,403	$98.42	1,112,959	$94.10
Exercised	(42,204)	84.67	(349,183)	68.28
Granted	115,303	133.16	—	—
Forfeited	(11,887)	115.15	(6,779)	127.48
Options Outstanding, September 30, 2012	308,615	$112.64	756,997	$105.71

Options Exercisable September 30, 2012	75,679	$97.53	756,997	$105.71

The weighted average fair value of the options granted under the 2009 Plan during the nine months ended September 30, 2012 is estimated at $29.11 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 3.5% over the expected life of the option, volatility of 35.00%, risk-free interest rate of 0.9% and an expected life of approximately 5 years.

At September 30, 2012, the Company had 203,308 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the nine months ended September 30, 2012 totaled 317,685 shares and had fair values at the grant date ranging from $48.60 to $149.05 per share.  The total grant date fair value of shares vested was $36,232,000 and $34,899,000 for the nine months ended September 30, 2012 and 2011, respectively.

Total employee stock-based compensation cost recognized in income was $8,394,000 and $7,614,000 for the nine months ended September 30, 2012 and 2011, respectively, and total capitalized stock-based compensation cost was $3,877,000 and $4,118,000 for the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, there was a total of $2,730,000 and $8,144,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.92 years and 2.50 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company received fees of $2,533,000 and $2,433,000 in the three months ended September 30, 2012 and 2011, respectively, and $7,852,000 and $7,085,000 for the nine months ended September 30, 2012 and 2011, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). In addition, the Company has outstanding receivables associated with its management role of $3,643,000 and $4,294,000 as of September 30, 2012 and December 31, 2011, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $240,000 and $669,000 for the three and nine months ended September 30, 2012, respectively, as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards was $576,000 and $370,000 on September 30, 2012 and December 31, 2011, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company reports its interest rate swap and interest rate cap agreements at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at September 30, 2012, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow	Cash Flow
	Hedges	Hedges	Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps

Notional balance	$39,347	$180,024	$215,000
Weighted average interest rate (1)	1.2%	2.4%	4.6%
Weighted average capped interest rate	7.4%	5.3%	N/A
Earliest maturity date	Mar-14	Jul-13	May-13
Latest maturity date	Sep-17	Jun-15	May-13

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had five derivatives designated as cash flow hedges and three derivatives not designated as hedges at September 30, 2012. In connection with the Company’s September 2012 unsecured note issuance, the Company settled a forward starting interest rate swap agreement designated as a cash flow hedge of the interest rate variability on the unsecured notes, making a payment of $54,930,000, which amount is included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and will be recognized as a component of interest expense, net, over the life of the unsecured notes. Fair value changes for derivatives not in qualifying hedge relationships for the nine months ended September 30, 2012, were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive loss of $23,767,000 and $79,691,000 during the nine months ended September 30, 2012 and 2011, respectively. The amount reclassified from accumulated other comprehensive loss into earnings for the nine months ended September 30, 2012 was not material. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period. The Company had derivatives designated as fair value hedges as of December 31, 2011 which matured prior to September 30, 2012. The Company recorded a decrease in the fair value of these fair value hedges of $1,324,000 for the nine months ended September 30, 2011.

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

The Company issued units of limited partnership interests in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement.  Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption.  In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock. The limited partnership units in the DownREIT are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

Cash and Cash Equivalents

Cash and cash equivalent balances are held with various financial institutions, with cash balances held in principal protected accounts and any cash equivalents held in the form of short term investments that do not expose the Company to principal loss. The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses related to cash and cash equivalent balances is remote.  Cash and cash equivalents are carried at their face amounts, which reasonably approximate their fair values.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured and /or disclosed at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2012	(Level 1)	(Level 2)	(Level 3)

Interest Rate Caps	$28	$—	$28	$—
Interest Rate Swaps	(54,812)	—	(54,812)	—
Put	(5,748)	—	—	(5,748)
DownREIT units	(1,020)	(1,020)	—	—
Indebtedness	(4,064,394)	(2,070,262)	(1,994,132)	—
Total	$(4,125,946)	$(2,071,282)	$(2,048,916)	$(5,748)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the following for disclosure.

In November 2012, the Company repaid $201,601,000 principal amount of its 6.125% coupon unsecured notes pursuant to their scheduled maturity.

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

Third Quarter 2012 Highlights

Solid apartment fundamentals continued to support earnings growth in the third quarter of 2012.

•                  Net income attributable to common stockholders for the quarter ended September 30, 2012 was $86,844,000, an increase of $42,020,000 or 93.7% over the prior year period.  The increase is attributable primarily to an increase in NOI from our communities and a gain on the acquisition of an unconsolidated entity in 2012, as well as a decrease in net interest expense.

•                  For the quarter ended September 30, 2012, Established Communities NOI increased by $8,876,000 or 7.1% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 5.6% offset by an increase in operating expenses of 2.6% as compared to the prior year period.

We also had liquidity at September 30, 2012, with $664,133,000 in unrestricted cash.

Financial Outlook

Our portfolio results for the quarter ended September 30, 2012 reflect both year-over-year revenue growth, as well as strengthening sequential rental revenue growth.  The increase in revenues was driven by an increase in both rental rates and occupancy for our Established Communities as well as portfolio growth and leasing activity from new development. We expect year-over-year revenue growth to continue for the balance of 2012, although at a slower rate of growth in certain markets. Our expectation of revenue growth for the balance of 2012 is based on continued strong fundamentals in the multifamily sector, supported by a combination of a decline in the homeownership rate, continued growth in the population segments with the highest propensity to rent, and limited supply of new multifamily rental product. However, increases in development activity by others and related supply may moderate future revenue growth in certain markets as further discussed in this Form 10-Q.  We believe the current continued favorable apartment fundamentals, combined with a capital markets environment that provides for cost effective access to capital, supports our expanded investment activity as further discussed below.

During the quarter ended September 30, 2012, we completed the construction of two communities with an aggregate of 337 apartment homes for a total capitalized cost of $101,100,000.  Also, we started construction of four communities containing 837 apartment homes with an expected aggregate total capitalized cost of $258,900,000. At September 30, 2012, 22 communities were under construction with a total projected capitalized cost of approximately $1,802,100,000. As of September 30, 2012, approximately $840,866,000 of the capital for this development was invested, with $961,234,000 remaining to invest.

During the three months ended September 30, 2012, we started the redevelopment of The Avalon located in Bronxville, NY.  The Avalon contains 110 apartment homes and is expected to be redeveloped for a total capitalized cost of $8,300,000, excluding costs incurred prior to redevelopment. At September 30, 2012, there were seven communities under redevelopment, with an expected investment of approximately $72,300,000, excluding costs incurred prior to the start of redevelopment, with $26,878,000 remaining to be invested.

Cash on hand and available capital from our Credit Facility are sufficient to provide the capital necessary to fund our committed development and redevelopment activities as of September 30, 2012. We believe that our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing), provides adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

While we continue to grow principally through our demonstrated core competency of developing wholly owned assets, we also acquire operating assets.  During the three months ended September 30, 2012, we purchased our joint venture partner’s 70% interest in Avalon Del Rey, a 309 apartment home community, for $67,200,000. See further discussion under Unconsolidated Real Estate Investments and Off-balance Sheet Arrangements below.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended September 30, 2012, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2011, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2012, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	28	7,066
Metro NY/NJ	23	7,893
Mid-Atlantic	11	4,748
Pacific Northwest	8	1,908
Northern California	18	5,220
Southern California	16	4,899
Total Established	104	31,734

Other Stabilized Communities:
New England	10	1,823
Metro NY/NJ	11	3,762
Mid-Atlantic	9	3,465
Pacific Northwest	6	1,535
Northern California	10	2,904
Southern California	20	5,238
Total Other Stabilized	66	18,727

Lease-Up Communities	6	1,224

Redevelopment Communities	7	1,802

Total Current Communities	183	53,487

Development Communities	22	6,614

Development Rights	31	8,837

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2012 and 2011 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-12	9-30-11	$ Change	% Change	9-30-12	9-30-11	$ Change	% Change

Revenue:
Rental and other income	$269,371	$241,286	$28,085	11.6%	$773,424	$698,938	$74,486	10.7%
Management, development and other fees	2,533	2,433	100	4.1%	7,852	7,085	767	10.8%
Total revenue	271,904	243,719	28,185	11.6%	781,276	706,023	75,253	10.7%

Expenses:
Direct property operating expenses, excluding property taxes	58,240	56,145	2,095	3.7%	166,644	159,493	7,151	4.5%
Property taxes	26,184	23,741	2,443	10.3%	75,641	70,908	4,733	6.7%
Total community operating expenses	84,424	79,886	4,538	5.7%	242,285	230,401	11,884	5.2%

Corporate-level property management and other indirect operating expenses	9,935	10,162	(227)	(2.2)%	31,917	29,553	2,364	8.0%
Investments and investment management expense	1,582	1,328	254	19.1%	4,526	3,860	666	17.3%
Expensed acquisition, development and other pursuit costs	608	633	(25)	(3.9)%	1,749	2,636	(887)	(33.6)%
Interest expense, net	33,985	42,659	(8,674)	(20.3)%	100,804	130,174	(29,370)	(22.6)%
Loss on extinguishment of debt, net	—	—	—	—	1,179	—	1,179	100.0%
Depreciation expense	65,998	60,893	5,105	8.4%	193,434	180,953	12,481	6.9%
General and administrative expense	8,372	6,087	2,285	37.5%	26,398	21,524	4,874	22.6%
Impairment loss	—	14,052	(14,052)	(100.0)%	—	14,052	(14,052)	(100.0)%
Gain on sale of land	—	(13,716)	13,716	(100.0)%	(280)	(13,716)	13,436	(98.0)%
Gain on acquisition of unconsolidated entity	(14,194)	—	(14,194)	100.0%	(14,194)	—	(14,194)	(100.0)%
Total other expenses	106,286	122,098	(15,812)	(13.0)%	345,533	369,036	(23,503)	(6.4)%

Equity in income of unconsolidated entities	5,553	2,615	2,938	112.4%	9,801	3,513	6,288	179.0%

Income from continuing operations	86,747	44,350	42,397	95.6%	203,259	110,099	93,160	84.6%

Discontinued operations:
Income from discontinued operations	—	327	(327)	(100.0)%	2,870	631	2,239	354.8%
Gain on sale of communities	—	—	—	—	95,049	7,675	87,374	1,138.4%
Total discontinued operations	—	327	(327)	(100.0)%	97,919	8,306	89,613	1,078.9%

Net income	86,747	44,677	42,070	94.2%	301,178	118,405	182,773	154.4%

Net loss attributable to noncontrolling interests	97	147	(50)	(34.0)%	334	132	202	153.0%

Net income attributable to common stockholders	$86,844	$44,824	$42,020	93.7%	$301,512	$118,537	$182,975	154.4%

Net income attributable to common stockholders increased $42,020,000 or 93.7%, to $86,844,000 for the three months ended September 30, 2012 and increased $182,975,000 or 154.4% to $301,512,000 for the nine months ended September 30, 2012.  The increase for the three months ended September 30, 2012 over the prior year period is due primarily to an increase in Net Operating Income (“NOI”) from existing and newly developed and acquired communities, a gain on the acquisition of an unconsolidated entity, and a decline in net interest expense. The increase for the nine months ended September 30, 2012 is due primarily to an increase in asset sales and associated gains in 2012 as compared to the prior year period, as well as an increase in NOI and decrease in net interest expense.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2012 and 2011 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	09-30-12	09-30-11	09-30-12	09-30-11

Net income	$86,747	$44,677	$301,178	$118,405
Indirect operating expenses, net of corporate income	7,396	7,743	24,049	22,490
Investments and investment management expense	1,582	1,328	4,526	3,860
Expensed acquisition, development and other pursuit costs	608	633	1,749	2,636
Interest expense, net	33,985	42,659	100,804	130,174
Loss on extinguishment of debt, net	—	—	1,179	—
General and administrative expense	8,372	6,087	26,398	21,524
Equity in income of unconsolidated entities	(5,553)	(2,615)	(9,801)	(3,513)
Depreciation expense	65,998	60,893	193,434	180,953
Impairment loss	—	14,052	—	14,052
Gain on sale of real estate assets	—	(13,716)	(95,329)	(21,391)
Income from discontinued operations	—	(327)	(2,870)	(631)
Gain on acquisition of unconsolidated entity	(14,194)	—	(14,194)	—
Net operating income	$184,941	$161,414	$531,123	$468,559

The NOI changes for the three and nine months ended September 30, 2012, as compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9-30-12	9-30-12

Established Communities	$8,876	$29,934

Other Stabilized Communities	4,704	14,294

Development and Redevelopment Communities	9,947	18,336

Total	$23,527	$62,564

The increases in our Established Communities’ NOI for the three and nine months ended September 30, 2012 are due to a combination of increased rental revenues offset somewhat by increased operating expenses.  For the balance of 2012, we expect continued rental revenue growth over the prior year period, offset partially by an expected increase in operating expenses.

Rental and other income increased in the three and nine months ended September 30, 2012 as compared to the prior year periods due to additional rental income generated from newly developed and acquired communities and increases in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 43,597 apartment homes for the nine months ended September 30, 2012 as compared to 42,502 homes for the prior year period.  This increase is primarily due to new homes from increased development activity and acquisitions, offset by communities sold in 2011 and 2012. The weighted average monthly revenue per occupied apartment home increased to $1,983 for the nine months ended September 30, 2012 as compared to $1,895 in the prior year period.

Established Communities — Rental revenue increased $10,418,000, or 5.6% and $32,431,000, or 6.0%, for the three and nine months ended September 30, 2012, respectively, over the prior year periods. The increase for the three months ended September 30, 2012 is due to increases in both rental rates of 5.1% and economic occupancy of 0.5%. The increase for the nine months ended September 30, 2012, is due to an increase in rental rates of 5.8% and economic occupancy of 0.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.  We experienced increases in rental revenue from Established Communities in all six of our regions for the nine months ended September 30, 2012 over the prior year period. Information for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 30.5% of Established Community rental revenue for the nine months ended September 30, 2012, experienced an increase in rental revenue of 5.6% as compared to the prior year period. Average rental rates increased 5.3% to $2,550, and economic occupancy increased 0.3% to 96.4% for the nine months ended September 30, 2012. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 2.0% during the third quarter of 2012.  Our Metro New York/New Jersey portfolio includes assets located in Central and Northern New Jersey, New York City and its northern suburbs, and Long Island. Solid job growth in the technology sector continues to support the improvement in apartment fundamentals in New York City and Northern New Jersey.  Revenue growth for the region may be impacted somewhat by the ongoing contraction in the financial services sector, primarily in the suburbs of Westchester, Central New Jersey and Long Island.

The New England region accounted for 21.9% of the Established Community rental revenue for the nine months ended September 30, 2012 and experienced a rental revenue increase of 4.6% over the prior year period. Average rental rates increased 5.2% to $2,067, offset partially by a decrease in economic occupancy of 0.6% to 95.5% for the nine months ended September 30, 2012, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 2.4% during the three months ended September 30, 2012.  The New England region’s growth is driven by a renewed expansion in employment for the technology sector, primarily in the greater Boston area, offset somewhat by weakness in the financial services sector impacting the Fairfield-New Haven area.  We expect continued but moderating revenue growth, with the increasing affordability of home ownership and future supply from new development impacting the longer term outlook.

Northern California accounted for 16.8% of the Established Community rental revenue for the nine months ended September 30, 2012 and experienced a rental revenue increase of 10.3% over the prior year period. Average rental rates increased 10.3% to $2,125, while maintaining economic occupancy at 96.1% for the nine months ended September 30, 2012 as compared to the prior year period. The Northern California region also continued to show strong sequential rental revenue growth in our markets, increasing 3.2% over the second quarter of 2012. The growth in rental revenue is driven by the strength of Northern California’s technology sector, which we expect will continue for the balance of 2012 into 2013. An increase in development activity and future supply may slow revenue growth in future periods.

The Mid-Atlantic region, which represented 13.6% of Established Community rental revenue for the nine months ended September 30, 2012, experienced an increase in rental revenue of 4.2% over the prior year period.  Average rental rates increased by 3.6% to $1,898, while economic occupancy increased 0.6% to 96.0% for the nine months ended September 30, 2012 as compared to the prior year period. The Mid-Atlantic region experienced sequential quarterly rental revenue growth of 1.8%. The Mid-Atlantic region, while maintaining a moderate pace of growth, is facing challenges resulting from additional supply due to new development and the uncertainty surrounding federal spending.  We expect these factors will result in revenue growth at a slower pace relative to our other markets in future periods.

Southern California accounted for 12.9% of the Established Community rental revenue for the nine months ended September 30, 2012. The region experienced a rental revenue increase of 4.9% over the prior year period driven by an increase in average rental rates of 4.6% to $1,745 over the prior year period, and an increase in economic occupancy of 0.3% to 96.2% for the nine months ended September 30, 2012. On a sequential basis, the Southern California region saw rental revenue growth of 2.6%.  The improvement in the Southern California market is driven by above average job growth and limited new supply, and we expect this trend will continue into 2013.

The Pacific Northwest region accounted for 4.3% of the Established Community rental revenue for the nine months ended September 30, 2012 and experienced a rental revenue increase of 9.1% over the prior year period. Average rental rates increased 7.6% to $1,472, and economic occupancy increased 1.5% to 96.6% for the nine months ended September 30, 2012 as compared to the prior year period. The Pacific Northwest showed the strongest sequential rental revenue growth in our markets of 3.5%, led by job gains in the region’s professional services sector. The Pacific Northwest’s retail, technology and manufacturing sectors continue to support job creation and apartment fundamentals.  Consistent with most of our other markets, new development and resulting additional supply may moderate revenue growth in future periods.

In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the approximate lease term, which is generally one year.  As a supplemental measure, we also present rental revenue with concessions associated with our apartment homes stated on a cash basis to help investors evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies.  Rental revenue with concessions stated on a cash basis also allows investors to understand historical trends in cash concessions, as well as current rental market conditions.

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2012 and 2011 (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-12	9-30-11	9-30-12	9-30-11

Rental revenue (GAAP basis)	$194,812	$184,394	$572,316	$539,885
Concessions amortized	59	794	354	3,577
Concessions granted	(53)	(97)	(139)	(1,231)

Rental revenue adjusted to state concessions on a cash basis	$194,818	$185,091	$572,531	$542,231

Year-over-year % change — GAAP revenue		5.6%		6.0%

Year-over-year % change — cash concession based revenue		5.3%		5.6%

Management, development and other fees increased $767,000, or 10.8% for the nine months ended September 30, 2012 as compared to the prior year period due primarily to increased asset management fees and property management fees from Fund II.

Direct property operating expenses, excluding property taxes increased $2,095,000, or 3.7% for the three months ended September 30, 2012 and $7,151,000, or 4.5% for the nine months ended September 30, 2012 as compared to the prior year periods, primarily due to the addition of recently developed and newly acquired apartment homes.

For Established Communities, direct property operating expenses, excluding property taxes for the three and nine months ended September 30, 2012 were consistent with the respective prior year periods.

Property taxes increased $2,443,000, or 10.3% and $4,733,000, or 6.7% for the three and nine months ended September 30, 2012, respectively, over the prior year periods, due to the addition of newly developed and redeveloped apartment homes, coupled with increased property taxes at our Established Communities.

For Established Communities, property taxes increased by $1,515,000, or 8.6%, and $2,476,000, or 4.6%, for the three and nine months ended September 30, 2012, respectively, over the prior year periods due to higher rates and assessments. Changes in reported property tax expenses are often impacted by the size and timing of successful tax appeals. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $2,364,000 or 8.0% for the nine months ended September 30, 2012 over the prior year period. The increase is due primarily to costs related to the introduction of our AVA and Eaves by Avalon brands and corporate technology initiatives.

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

Interest expense, net decreased $8,674,000, or 20.3% and $29,370,000, or 22.6% for the three and nine months ended September 30, 2012, respectively, from the prior year periods.  This category includes interest costs offset by interest capitalized and interest income.  The decrease for the three and nine months ended September 30, 2012 is due primarily to a decrease in average debt outstanding and an increase in the amount of capitalized interest in the three and nine months ended September 30, 2012 compared to the prior year periods. The increase in capitalized interest over the prior year periods was driven primarily by the increase in our development activity and development pursuits in 2012 compared to 2011. The year-over-year decrease in interest expense, net, for the nine months ended September 30, 2012 was offset somewhat by interest income associated with escrow accounts for certain tax exempt secured borrowings recognized in 2011 that were not present in 2012.

Loss on the extinguishment of debt, net reflects the impact from prepayment penalties, expensing deferred financing costs from our debt repurchase and retirement activity, or payments above or below the carrying basis, excluding assets sold or held for sale, which is included in discontinued operations, below.  During the nine months ended September 30, 2012 we recognized a non-cash charge on the extinguishment of debt from the early retirement of a secured note, with no comparable activity in the prior year period.

Depreciation expense increased $5,105,000, or 8.4% and $12,481,000, or 6.9% in the three and nine months ended September 30, 2012, respectively, over the prior year periods. The increase is primarily due to the net increase in assets from the completion of development and redevelopment activities and new acquisitions.

General and administrative expense (“G&A”) increased $2,285,000, or 37.5% and $4,874,000, or 22.6% for the three and nine months ended September 30, 2012, respectively, over the prior year periods. The increases are due primarily to an increase in compensation costs and professional fees.

Impairment loss decreased for the three and nine months ended September 30, 2012 due to the absence of impairments in 2012 as compared to the write down of two land parcels and an other than temporary impairment of an investment in unconsolidated joint venture recognized in 2011.

Gain on sale of land decreased for the three and nine months ended September 30, 2012 from the prior year periods due to a decrease in the volume of land sales and associated gains.

Gain on acquisition of unconsolidated entity represents the amount by which the fair value of our prior ownership interest in the joint venture that owned Avalon Del Rey exceeded our carrying value.

Equity in income of unconsolidated entities increased $2,938,000, or 112.4% and $6,288,000, or 179.0% for the three and nine months ended September 30, 2012, respectively, as compared to the prior year periods.  The increases are due primarily to the recognition of income for our promoted interest for Avalon Del Rey and an increase in our proportionate share of gains from Fund I disposition activity over the prior year periods.

Income from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2011 through September 30, 2012.  This income increased for the nine months ended September 30, 2012 due to changes in the number of communities sold in 2011 and 2012.

Gain on sale of communities increased for the nine months ended September 30, 2012 due to an increase in the volume of community disposition activity and associated gains in 2012 as compared to the prior year period.  The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

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

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts®(“NAREIT”), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

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

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-12	9-30-11	9-30-12	9-30-11

Net income attributable to common stockholders	$86,844	$44,824	$301,512	$118,537
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	67,590	64,499	199,593	191,933
Distributions to noncontrolling interests, including discontinued operations	7	7	21	20
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	—	(1,743)	(1,471)	(1,743)
Gain on sale of operating communities depreciated real estate assets	—	—	(95,049)	(7,675)
Gain on acquisition of unconsolidated entity	(14,194)	—	(14,194)	—

FFO attributable to common stockholders	$140,247	$107,587	$390,412	$301,072

Weighted average common shares outstanding - diluted	97,546,569	92,340,368	96,401,558	89,199,498
EPS per common share - diluted	$0.89	$0.49	$3.13	$1.33
FFO per common share - diluted	$1.44	$1.17	$4.05	$3.38

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the nine months ended
	9-30-12	9-30-11	9-30-12	9-30-11
Net cash provided by operating activities	$152,705	$89,133	$375,173	$295,012
Net cash used in investing activities	$(289,981)	$(176,454)	$(482,732)	$(469,482)
Net cash provided by financing activities	$443,146	$488,048	$154,839	$558,875

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

At September 30, 2012, we had unrestricted cash, cash equivalents and cash in escrow of $713,984,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $664,133,000 at September 30, 2012, an increase of $47,280,000 over $616,853,000 at December 31, 2011.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $375,173,000 for the nine months ended September 30, 2012 from $295,012,000 for the nine months ended September 30, 2011. The change was driven primarily by increased NOI from our communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $482,732,000 for the nine months ended September 30, 2012 related to investments in assets primarily through development and redevelopment and the acquisition of operating communities, partially offset by proceeds of $182,225,000 from the sale of real estate. During the nine months ended September 30, 2012, we invested $688,314,000 in the following:

•                  we invested approximately $567,867,000 in the development and redevelopment of communities;

•                  we invested $105,904,000 in the acquisition of three apartment communities; and

•                  we had capital expenditures of $14,543,000 for real estate and non-real estate assets.

Financing Activities — Net cash provided by financing activities totaled $154,839,000 for the nine months ended September 30, 2012.  The net cash provided is due to $326,653,000 received from the issuance of common stock, primarily through CEP II and CEP III and stock option exercises, and the proceeds from our $450,000,000 unsecured notes offering, offset partially by $270,866,000 of dividends paid, repayment of unsecured notes of $179,400,000, the repayment of mortgage notes payable of $106,255,000, and the settlement of an interest rate derivative contract for $54,930,000.

Variable Rate Unsecured Credit Facility

We currently have a $750,000,000 Credit Facility with a syndicate of commercial banks that matures in September 2015, plus a one-year extension option. The Credit Facility bears interest at varying levels based on LIBOR, our credit rating and on a maturity schedule selected by us.  The current stated pricing is LIBOR plus 1.075% per annum (1.29% on October 31, 2012). At October 31, 2012, there were no amounts outstanding on the Credit Facility, $46,696,000 was used to provide letters of credit, and $703,304,000 was available for borrowing under the Credit Facility.

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

We were in compliance with these covenants at September 30, 2012.

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

Continuous Equity Program

In November 2010, we commenced our second continuous equity program (“CEP II”), under which we were authorized to sell up to $500,000,000 of our common stock during a 36-month period.  In conjunction with CEP II, we engaged sales agents who received compensation of approximately 1.5% of the gross sales price for shares sold. For the three and nine months ended September 30, 2012 we sold 315,323 and 1,435,215 shares under CEP II at an average sales price of $141.35 and $140.41 per share, for aggregate net proceeds of $43,901,000 and $198,489,000, respectively. From program inception in November 2010 through completion in July 2012, we sold 3,925,980 shares at an average price of $127.36 per share, for aggregate net proceeds of $492,490,000.

In August 2012, we commenced our third continuous equity program (“CEP III”), under which we are authorized to sell up to $750,000,000 of shares of our common stock during a 36-month period.  In conjunction with CEP III we have engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold.  From program inception through September 30, 2012, we sold 729,991 shares at an average sales price of $142.09 per share, for net proceeds of $102,168,000.

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

In addition to the proceeds received under CEP II and CEP III discussed above, the following financing activity occurred in 2012:

•                  In January 2012, we repaid $179,400,000 principal amount of 5.5% coupon unsecured notes pursuant to their scheduled maturity.

•                  In February 2012, we repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date. As part of this transaction, we incurred a non-cash charge of $1,179,000 for the write-off of deferred financing fees which was recognized as a loss on extinguishment of debt, net.

•                  Also in February 2012, in conjunction with the acquisition of a wholly-owned operating community, we assumed a 4.61% $11,958,000 note maturing in June 2018.

•                  In May 2012, we repaid a variable rate secured mortgage note in the amount of $14,566,000 in accordance with its scheduled maturity date.

•                  Also in May 2012, we repaid a variable rate secured mortgage in the amount of $33,100,000 in advance of its July 2014 scheduled maturity date. In conjunction with the early retirement, we incurred a prepayment penalty and non-cash charges for the write-off of deferred financing fees of $602,000 recognized as a component of income from discontinued operations.  We repaid this secured note in advance of its scheduled maturity in conjunction with the disposition of the apartment community collateralizing the mortgage note.

•                  In September 2012, we issued $450,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement.  The notes mature in September 2022 and were issued at a 2.95% interest rate.  The notes have an effective interest rate of approximately 4.3%, including the effect of an interest rate hedge and offering costs.

•                  Also in September 2012, in connection with our unsecured notes issuance, we settled an outstanding interest rate hedge for $54,930,000.  The payment to settle this position will be recognized in interest expense, net over the term of the hedged unsecured notes.

•                  In November 2012, we repaid $201,601,000 principal amount of 6.125% coupon unsecured notes pursuant to their scheduled maturity.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2012 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In	Principal
	interest	maturity	Balance Outstanding
Community	rate (1)	date	12-31-11	9-30-12		2012	2013	2014	2015	2016	Thereafter
Tax-exempt bonds
Fixed rate
Eaves Washingtonian Center I	7.81%	May-2027	$9,103	$8,851		$87	$364	$390	$419	$449	$7,142
Avalon Oaks	7.49%	Feb-2041	16,468	16,334		47	195	209	223	240	15,420
Avalon Oaks West	7.54%	Apr-2043	16,367	16,247		42	173	185	198	211	15,438
Avalon at Chestnut Hill	6.15%	Oct-2047	40,781	40,490		99	411	434	457	482	38,607
Avalon Morningside Park	6.87%	May-2046	100,000	100,000	(6)	—	—	—	—	—	100,000
			182,719	181,922		275	1,143	1,218	1,297	1,382	176,607

Variable rate (2)
Avalon at Mountain View	1.09%	Feb-2017	18,300	18,300	(3)	—	—	—	—	—	18,300
Avalon at Mission Viejo	1.32%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.26%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.58%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.59%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.13%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Bowery Place II	—	Nov-2039	48,500	—	(5)	—	—	—	—	—	—
Avalon Acton	1.71%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	2.80%	Mar-2046	116,000	116,000		—	—	—	—	—	116,000
Avalon Walnut Creek	2.75%	Mar-2046	10,000	10,000		—	—	—	—	—	10,000
			$416,435	$367,935		$—	$—	$—	$—	$—	$367,935

Conventional loans (4)
Fixed rate
$250 Million unsecured notes	—	Jan-2012	104,400	—	(7)	—	—	—	—	—	—
$250 Million unsecured notes	6.26%	Nov-2012	201,601	201,601	(7)	201,601	—	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		—	100,000	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	—	150,000	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.29%	Sep-2022	—	450,000		—	—	—	—	—	450,000
Avalon at Tysons West	5.55%	Jul-2028	5,668	5,517		52	216	229	242	255	4,523
Avalon Orchards	7.78%	Jul-2033	18,321	18,037		99	412	441	472	506	16,107
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		—	170,125	—	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	—	110,600	—	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	—	150,000	—	—
Avalon Darien	6.22%	Nov-2015	49,907	49,401		244	742	789	47,626	—	—
Avalon Greyrock Place	6.12%	Nov-2015	60,133	59,511		221	905	962	57,423	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,991	20,803		66	273	289	307	323	19,545
Eaves Trumbull	5.93%	May-2019	41,048	40,682		129	534	566	601	631	38,221
Avalon at Stamford Harbor	5.92%	May-2019	65,261	64,679		206	848	900	955	1,003	60,767
Avalon Freehold	5.94%	May-2019	36,388	36,064		116	473	502	532	559	33,882
Avalon Run East	5.94%	May-2019	38,991	38,643		123	507	538	571	599	36,305
Eaves Nanuet	6.06%	May-2019	65,800	65,213		209	855	907	963	1,011	61,268
Avalon at Edgewater	5.94%	May-2019	78,046	77,350		249	1,014	1,076	1,142	1,199	72,670
Avalon Foxhall	6.05%	May-2019	58,620	58,098		187	762	808	858	901	54,582
Avalon at Gallery Place	6.05%	May-2019	45,547	45,141		144	592	628	667	700	42,410
Avalon at Traville	5.91%	May-2019	77,187	76,499		245	1,003	1,065	1,130	1,186	71,870
Avalon Bellevue	5.91%	May-2019	26,522	26,285		83	345	366	388	408	24,695
Avalon on The Alameda	5.90%	May-2019	53,624	53,145		169	697	740	785	824	49,930
Avalon at Mission Bay North	5.90%	May-2019	72,785	72,136		231	946	1,004	1,065	1,118	67,772
Fairfax Towers	5.01%	Aug-2015	43,426	42,708		248	1,020	1,070	40,370	—	—
Eaves Phillips Ranch	5.75%	Jun-2013	54,574	53,664		316	53,348	—	—	—	—
The Mark Pasadena	4.77%	Jun-2018	—	11,958		—	89	186	195	202	11,286
			2,902,065	3,250,360		204,938	335,706	163,066	416,892	261,425	1,868,333

Variable rate (2)
Avalon at Bedford Center	—	May-2012	14,806	—	(7)	—	—	—	—	—	—
Avalon Walnut Creek	2.79%	Mar-2046	9,000	9,000		—	—	—	—	—	9,000
$250 Million unsecured notes	—	Jan-2012	75,000	—	(7)	—	—	—	—	—	—
			$98,806	$9,000		$—	$—	$—	$—	$—	$9,000

Total indebtedness - excluding unsecured credit facility			$3,600,025	$3,809,217		$205,213	$336,849	$164,284	$418,189	$262,807	$2,421,875

(1)           Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs and other fees.

(2)                                  Variable rates are given as of September 30, 2012.

(3)                                  Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)                                  Balances outstanding represent total amounts due at maturity, and are net of $2,393 and $1,791 of debt discount and basis adjustments associated with the unsecured notes as of September 30, 2012 and December 31, 2011, respectively, and $1,255 and $962 premium associated with secured notes as of September 30, 2012 and December 31, 2011, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)                                  In February 2012, we elected to repay this mortgage note at par in advance of its maturity date.

(6)                                  In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(7)           Borrowing was repaid at par upon its scheduled maturity.

Future Financing and Capital Needs — Portfolio and Other Activity

As of September 30, 2012, we had 22 wholly-owned communities under construction, for which a total estimated cost of approximately $961,234,000 remained to be invested.  We also had seven wholly-owned communities under reconstruction, for which a total estimated cost of approximately $26,878,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and fund development costs related to pursuing Development Rights will be funded from:

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

Unconsolidated Real Estate Investments and Off-balance Sheet Arrangements

As of September 30, 2012, we had investments in four unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 5 “Investments in Real Estate Entities”, of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, and operating results of the entities, as well as our proportionate share of their operating results.

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

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have made an equity investment of approximately $35,758,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities through the close of its investment period in March 2008.

Fund II has six institutional investors, including us.  One of our wholly owned subsidiaries is the general partner of Fund II and excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have made an equity investment of $109,813,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle, through which we acquired investment interests in apartment communities through the close of its investment period in August 2011.

We are not presently pursuing the formation of a third fund.

		Company	# of	Total	Debt
		Ownership	Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments		Percentage	Homes	Cost (1)	Amount (2)	Type	Rate (3)	Date

Fund I
1.	Avalon Sunset - Los Angeles, CA		82	$20,939	$12,750	Fixed	5.41%	Mar 2014
2.	Avalon at Civic Center - Norwalk, CA		192	42,780	27,001	Fixed	5.38%	Aug 2013
3.	Avalon Paseo Place - Fremont, CA		134	25,094	11,800	Fixed	5.74%	Nov 2014
4.	Avalon at Yerba Buena - San Francisco, CA		160	66,812	41,500	Fixed	5.88%	Mar 2014
5.	Avalon at Aberdeen Station - Aberdeen, NJ		290	58,646	39,842	Fixed	5.64%	Sep 2013
6.	The Springs - Corona, CA (4)		320	30,004	23,292	Fixed	6.06%	Oct 2014
7.	Avalon Cedar Place - Columbia, MD		156	24,505	12,000	Fixed	5.68%	Feb 2015
8.	Avalon Centerpoint - Baltimore, MD (5)		392	80,536	45,000	Fixed	5.74%	Dec 2014
9.	Middlesex Crossing - Billerica, MA		252	38,553	24,100	Fixed	5.49%	Dec 2014
10.	Avalon Crystal Hill - Ponoma, NY		168	38,888	24,500	Fixed	5.43%	Dec 2014
11.	Avalon Skyway - San Jose, CA		348	78,395	37,500	Fixed	6.11%	Mar 2014
12.	Avalon Rutherford Station - East Rutherford, NJ		108	36,849	19,203	Fixed	6.13%	Sep 2016
13.	South Hills Apartments - West Covina, CA		85	24,871	11,761	Fixed	5.92%	Oct 2014
14.	Weymouth Place - Weymouth, MA		211	25,327	13,455	Fixed	5.12%	Mar 2015
	Total Fund I	15.2%	2,898	$592,199	$343,704		5.73%

Fund II
1.	Avalon Bellevue Park - Bellevue, WA		220	$33,993	$21,515	Fixed	5.52%	Jun 2019
2.	Avalon Fair Oaks - Fairfax, VA		491	72,164	42,600	Fixed	5.26%	May 2017
3.	Avalon Rothbury - Gaithersburg, MD		203	31,592	18,750	Variable	2.82%	Jun 2017
4.	The Apartments at Briarwood - Owings Mills, MD		348	45,422	26,850	Fixed	3.64%	Nov 2017
5.	Eaves Gaithersburg - Gaithersburg, MD (6)		684	102,085	63,200	Fixed	5.42%	Jan 2018
6.	Eaves Tustin - Tustin, CA		628	100,450	59,100	Fixed	3.81%	Oct 2017
7.	Eaves Los Alisos - Lake Forest, CA		140	27,226	—	N/A	N/A	N/A
8.	Fox Run Apartments - Plainsboro, NJ (6)		776	87,432	53,381	Fixed	4.56%	Nov 2014
9.	Eaves Carlsbad - Carlsbad, CA		448	79,038	46,141	Fixed	4.68%	Feb 2018
10.	Yale Village - Rockville, MD		210	51,147	31,588	Fixed	4.26%	Aug 2019
11.	Captain Parker Arms - Lexington, MA		94	21,309	13,500	Fixed	3.90%	Sep 2019
12.	Eaves Rancho San Diego - San Diego , CA		676	125,426	73,239	Fixed	3.45%	Nov 2018
13.	Avalon Watchung - Watchung, NJ		334	63,226	40,950	Fixed	3.37%	Apr 2019
	Total Fund II	31.3%	5,252	$840,510	$490,814		4.28%

Other Operating Joint Ventures
1.	Avalon Chrystie Place I - New York, NY (7)	20.0%	361	$137,066	$117,000	Variable	1.09%	Nov 2036
2.	Avalon at Mission Bay North II - San Francisco, CA (7)	25.0%	313	124,220	105,000	Fixed	6.02%	Dec 2015

	Total Other Joint Ventures		674	$261,286	$222,000		3.42%

Total Unconsolidated Investments			8,824	$1,693,995	$1,056,518		4.57%

(1)	Represents total capitalized cost as of September 30, 2012.

(2)

We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)	Represents weighted average rate on outstanding debt as of September 30, 2012.

(4)	Beginning in the third quarter of 2010, we consolidated the net assets and results of operations of The Springs.

(5)	Borrowing on this community is comprised of three mortgage loans.

(6)	Borrowing on this community is comprised of two mortgage loans.

(7)	After the venture makes certain threshold distributions to the third-party partner, we generally receive 50% of all further distributions.

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

•                  CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds. We have also guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which is expected in 2013. Our 80% partner in this venture has agreed that it will reimburse us its pro rata share of any amounts paid relative to these guaranteed obligations.  The estimated fair value of and our obligation under these guarantees, both at inception and as of September 30, 2012, were not significant.  As a result we have not recorded any obligation associated with these guarantees at September 30, 2012.

•                  Subsidiaries of Fund I have 16 loans secured by individual assets with amounts outstanding in the aggregate of $343,704,000, including $23,292,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of September 30, 2012). As of September 30, 2012, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2012.

•                  As of September 30, 2012, subsidiaries of Fund II have 14 loans secured by individual assets with amounts outstanding in the aggregate of $490,814,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of September 30, 2012).  As of September 30, 2012, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2012.

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

•                  In July 2012, one of our wholly owned subsidiaries acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which we held a 30% ownership interest. As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community. We paid approximately $67,200,000 to purchase our joint venture partner’s 70% interest as well as paying the venture our proportionate share of the note repayment.

•                  In 2007 we entered into a non-cancelable commitment (the “Commitment”) to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000.  Under the terms of the Commitment, we closed on the various parcels over a period determined by the seller’s ability to execute unrelated purchase transactions and achieve deferral of gains for the land sold under this Commitment. During the three months ended September 30, 2012, we completed our commitment, purchasing the remaining outstanding parcels for $17,620,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2012 there have been no material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2012, we had 22 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 6,614 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,802,100,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Total capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Green II Greenburgh, NY	444	$107.8	Q3 2010	Q3 2011	Q4 2012	Q2 2013
2.	Avalon at Wesmont Station I Wood-Ridge, NJ	266	62.5	Q4 2010	Q1 2012	Q4 2012	Q2 2013
3.	Avalon Garden City Garden City, NY	204	68.0	Q2 2011	Q2 2012	Q4 2012	Q2 2013
4.	Avalon Park Crest Tysons Corner, VA	354	77.6	Q4 2010	Q3 2012	Q2 2013	Q4 2013
5.	Avalon Somerset Somerset, NJ	384	79.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
6.	Avalon Irvine II Irvine, CA	179	46.2	Q3 2011	Q4 2012	Q2 2013	Q4 2013
7.	Avalon Exeter Boston, MA	187	114.0	Q2 2011	Q3 2013	Q1 2014	Q3 2014
8.	AVA Ballard Seattle, WA	265	68.8	Q3 2011	Q2 2013	Q3 2013	Q1 2014
9.	Avalon Shelton III Shelton, CT	251	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
10.	Avalon Hackensack Hackensack, NJ	226	47.2	Q3 2011	Q2 2013	Q4 2013	Q2 2014
11.	AVA H Street Washington, D.C.	138	35.1	Q4 2011	Q4 2012	Q2 2013	Q4 2013
12.	Avalon West Chelsea/AVA High Line New York, NY	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
13.	Avalon Natick Natick, MA	407	82.9	Q4 2011	Q2 2013	Q2 2014	Q4 2014
14.	Avalon Mosaic Tysons Corner, VA	531	120.9	Q1 2012	Q4 2013	Q3 2014	Q1 2015
15.	Avalon East Norwalk Norwalk, CT	240	45.5	Q2 2012	Q2 2013	Q1 2014	Q3 2014
16.	Avalon Dublin Station II Dublin, CA	255	73.0	Q2 2012	Q4 2013	Q2 2014	Q4 2014
17.	Avalon/AVA Assembly Row Somerville, MA	448	113.5	Q2 2012	Q4 2013	Q3 2014	Q1 2015
18.	AVA University District Seattle, WA	283	76.7	Q2 2012	Q1 2014	Q3 2014	Q1 2015
19.	Avalon at Wesmont Station II Wood-Ridge, NJ	140	24.8	Q3 2012	Q2 2013	Q4 2013	Q2 2014
20.	Avalon Bloomingdale Bloomingdale, NJ	174	31.1	Q3 2012	Q3 2013	Q1 2014	Q3 2014
21.	Avalon Morrison Park San Jose, CA	250	79.7	Q3 2012	Q1 2014	Q3 2014	Q1 2015
22.	AVA 55 Ninth San Francisco, CA	273	123.3	Q3 2012	Q2 2014	Q4 2014	Q2 2015
	Total	6,614	$1,802.1

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

Redevelopment Communities

As of September 30, 2012, there were seven communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $72,300,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider percentage than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2012.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of	Total capitalized		Estimated	Estimated
		apartment	cost (1)	Reconstruction	reconstruction	restabilized
		homes	($ millions)	Start	completion	operations (2)

1.	Avalon Sunset Towers	243	$13.1	Q4 2010	Q3 2013	Q1 2014
	San Francisco, CA
2.	AVA Ballston	344	13.9	Q3 2011	Q4 2012	Q2 2013
	Arlington, VA
3.	Avalon at Center Place	225	6.7	Q4 2011	Q4 2012	Q2 2013
	Providence, RI
4.	AVA Cortez Hill (3)	299	10.5	Q4 2011	Q4 2012	Q2 2013
	San Diego, CA
5.	Eaves San Jose	440	14.9	Q4 2011	Q2 2013	Q4 2013
	San Jose, CA
6.	Eaves Fairfax	141	4.9	Q2 2012	Q4 2012	Q2 2013
	Fairfax, VA
7.	The Avalon Bronxville, NY	110	8.3	Q3 2012	Q3 2013	Q1 2014
	Total	1,802	$72.3

(1)                                  Total capitalized cost does not include capitalized incurred prior to redevelopment.

(2)                                  Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)                                  As part of the budgeted redevelopment for this community, we converted vacant retail space into five additional apartment homes.

Development Rights

At September 30, 2012, we had $304,295,000 in acquisition and related capitalized costs for land parcels we own, and $28,260,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 31 Development Rights for which we expect to develop new apartment communities in the future.

For 21 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 10 Development Rights we currently own the land on which a community would be built if we proceeded with development.  The cumulative capitalized costs for land held for development as of September 30, 2012, includes approximately $232,562,000 in original land acquisition costs. The original land acquisition cost per home ranged from $9,000 per home in Connecticut to $149,000 per home in New York City. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,837 apartment homes to our portfolio.  Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
	Number	number	cost
Market	of rights	of homes	($ millions) (1)

Boston, MA	5	1,515	$547

Fairfield-New Haven, CT	2	290	63

New York, NY	3	1,405	545

New Jersey	8	2,131	468

Long Island, NY	1	303	76

Washington, DC Metro	3	885	216

Seattle, WA	3	739	174

Oakland-East Bay, CA	1	255	73

San Francisco, CA	1	182	85

Los Angeles, CA	3	911	342

San Diego, CA	1	221	55

Total	31	8,837	$2,644

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

Land Acquisitions

During the third quarter of 2012, we acquired four land parcels for an aggregate purchase price of approximately $51,294,000. We expect to commence construction on all four land parcels in 2012 and 2013.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $23,729,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired.  However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance and property insurance with respect to all of our communities.  These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable.  There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical.  You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for a discussion of risks associated with an uninsured property or liability loss. In May 2012 we renewed our property insurance policy, with no material change in coverage. In August 2012 we renewed our general liability and workers compensation insurance policies with no material change in coverage.  Our Northeast communities may have been impacted by Hurricane Sandy.  As of the date of this Form 10-Q, we were early in the stages of damage assessment and review of the extent to which losses may be covered by insurance.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 — July 31, 2012	233	$143.20	—	200,000
August 1 — August 31, 2012	641	$144.81	—	200,000
September 1 — September 30, 2012	—	$0.00	—	200,000

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

Not applicable.

Item 5.                       Other Information

None.

Item 6.                       Exhibits

Exhibit No.		Description

3(i).1	—

Articles of Amendment and Restatement of Articles of Incorporation of AvalonBay Communities (the “Company”), dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed on March 1, 2007.)

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Filed herewith.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Filed herewith.)

3(ii).3	—	Amendment to Amended and Restated Bylaws of the Company, dated September 19, 2012. (Filed herewith.)

4.1	—

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income (loss), (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 2, 2012	/s/ Timothy J. Naughton
Timothy J. Naughton
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 2, 2012	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)