Form 10-K
period 2012-12-31
AVALONBAY COMMUNITIES INC
filed 2013-02-22
CIK 915912

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	77-0404318 (IRS Employer Identification No.)
Ballston Tower 671 N. Glebe Rd, Suite 800 Arlington, Virginia 22203 (Address of principal executive offices)
(703) 329-6300 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

         The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 29, 2012 was $13,575,349,301.

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2013 was 114,405,582.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2013 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" included in this Form 10-K. You should also review Item 1a., "Risk Factors," for a discussion of various risks that could adversely affect us.

ITEM 1.    BUSINESS

General

        AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities in high barrier to entry markets of the United States. These barriers to entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our markets are currently located in the following regions of the United States: New England, the New York/New Jersey Metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on these markets because we believe that, over the long-term, a limited new supply of apartment homes and lower housing affordability in these markets will result in higher growth in cash flows relative to other markets.

        At January 31, 2013, we owned or held a direct or indirect ownership interest in:

  •
  178 operating apartment communities containing 52,427 apartment homes in nine states and the District of Columbia, of which 155 communities containing 45,056 apartment homes were consolidated for financial reporting purposes, two communities containing 674 apartment homes were held by joint ventures in which we hold an ownership interest, and 21 communities containing 6,697 apartment homes were owned by the Funds (as defined below). Five of the consolidated communities containing 1,787 apartment homes were under redevelopment, as discussed below;

  •
  23 wholly-owned communities under construction that are expected to contain an aggregate of 6,599 apartment homes when completed; and

  •
  rights to develop an additional 34 communities that, if developed in the manner expected, will contain an estimated 9,602 apartment homes.

        The Company has entered into a material agreement to purchase direct and indirect interests in real estate assets that will significantly change our property holdings and capital structure. See "Business—Archstone Acquisition." The closing of the acquisition is expected to occur during the first quarter of 2013 after the filing of this Form 10-K.

        We generally obtain ownership in an apartment community by developing a new community on vacant land or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

        Our consolidated real estate investments consist of the following reportable segments: Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that were not owned or had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful, as well as communities that are planned for disposition during the current year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 8, "Segment Reporting," of the Consolidated Financial Statements set forth in Item 8 of this report.

        Our principal financial goal is to increase long-term stockholder value through the development, redevelopment, acquisition, operation, and when appropriate, disposition of apartments in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire an interest in apartment communities in high barrier to entry markets with growing or high potential for demand and high for-sale housing costs, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. Our strategy is to be leaders in multifamily market research, consumer insight and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing U.S. submarkets. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

        We operate our apartment communities under three core brands Avalon, AVA, and Eaves by Avalon. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint. The "Avalon" brand is our core offering, focusing on upscale apartment living and high end amenities and services in urban and suburban markets. Our "AVA" brand is designed for people who want to live in or near urban neighborhoods and in close proximity to public transportation, services, shopping and night-life. AVA apartments are generally smaller, many engineered for roommate living, and feature modern design and a technology focus. Our Eaves by Avalon brand is designed for renters who seek good quality apartment living, often in a suburban setting, with practical amenities and services at a more modest price point.

        During the three years ended December 31, 2012, excluding activity for the Funds (as defined below), we acquired four apartment communities. In addition, during this period we purchased our joint venture partner's interest in one operating community, obtaining a 100% ownership interest in that apartment community. During the same three-year period, excluding dispositions in which we retained an ownership interest, we disposed of 10 apartment communities and completed the development of 18 apartment communities and the redevelopment of 23 apartment communities. In addition, in 2011 we exchanged a portfolio of three communities and a parcel of land we owned for a portfolio of six communities and $26,000,000 in cash.

        During this period, we also realized our pro rata share of the gain from the sale of eight communities owned by AvalonBay Value Added Fund, L.P. ("Fund I"), an institutional discretionary real estate investment fund which we manage and in which we own a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in March 2008, Fund I acquired 20 communities. In addition, Fund I sold one community in 2013 through the date this Form 10-K was filed.

        In September 2008 we formed AvalonBay Value Added Fund II, L.P. ("Fund II"), a second institutional discretionary real estate investment fund which we manage and in which we own a 31.3% interest. In 2012, Fund II acquired its final operating community, which was an active acquisition candidate as of August 2011, the end of the investment period for Fund II. From the commencement of Fund II through the close of the investment period, Fund II acquired 13 operating communities. Fund II sold one community in 2013 through the date this Form 10-K was filed. A more detailed description of Fund I and Fund II (collectively, the "Funds") and the related investment activity can be found in the discussion in Note 6, "Investments in Real Estate Entities," of the Consolidated Financial Statements in Item 8 of this report and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Including sales by unconsolidated entities and entities in which we held a residual profits interest, during 2012 we sold 12 real estate assets, consisting of 11 operating communities and one land parcel, and recognized a gain in accordance with U.S. generally accepted accounting principles ("GAAP") of $156,420,000.

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

        Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in high barrier to entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices in or near the following cities:

  •
  Boston, Massachusetts;

  •
  Long Island, New York;

  •
  Los Angeles, California;

  •
  New York, New York;

  •
  Newport Beach, California;

  •
  San Francisco, California;

  •
  San Jose, California;

  •
  Seattle, Washington;

  •
  Shelton, Connecticut;

  •
  Virginia Beach, Virginia; and

  •
  Woodbridge, New Jersey.

        After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire the target site shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. For further discussion of our Development Rights, refer to Item 2. "Communities" in this report.

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

        During periods where competition for development land is more intense, we may acquire improved land with existing commercial uses and rezone the site for multifamily residential use. During the period that we hold these buildings for future development, any rent received from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor retail space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.

        Throughout this report, the term "development" is used to refer to the entire property development cycle, including pursuit of zoning approvals, procurement of architectural and engineering designs and the construction process. References to "construction" refer to the actual construction of the property, which is only one element of the development cycle.

        Redevelopment Strategy.    When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have a dedicated group of associates and procedures that are intended to control both the cost and risks of redevelopment. Our redevelopment teams, which include redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phases.

        Throughout this report, the term "redevelopment" is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as "reconstruction," which is only one element of the redevelopment cycle.

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

        Acquisition Strategy.    Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. Portfolio growth also allows for fixed general and administrative costs to be a smaller percentage of overall community Net Operating Income ("NOI"). We are not presently pursuing the formation of a new, third fund, preferring at this time to maintain flexibility in shaping our portfolio of wholly-owned assets through acquisitions and disposition, although we may acquire investments in existing fund structures in connection with the Archstone Acquisition. Any fund acquired is not expected to limit our ability to acquire investments for our own account.

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

        On-site property management teams receive bonuses based largely upon the net operating income ("NOI") produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

        We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner.

        From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. As a REIT, we generally cannot provide direct services to our residents that are not customarily provided by a landlord, nor can we directly share in the income of a third party that provides such services. However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a

"taxable REIT subsidiary," which is a subsidiary that is treated as a "C corporation" subject to federal income taxes.

        Financing Strategy.    We maintain a capital structure that provides financial flexibility to ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,300,000,000 revolving variable rate unsecured credit facility (the "Credit Facility"), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

        Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2012, we had a total of 458,693 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2012 was $8,806,000 (0.8% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail component of a mixed-use building that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

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

Archstone Acquisition

        In November 2012, we entered into agreements with (i) Equity Residential and its operating partnership, ERP Operating Partnership LP ("Equity Residential"), (ii) Lehman Brothers Holdings, Inc., ("Lehman"), and (iii) Archstone Enterprise LP ("Archstone"), pursuant to which AvalonBay and Equity Residential will acquire, directly or indirectly, all of the assets, liabilities and ownership interests in joint ventures or other entities owned by Archstone. Under the terms of the agreements, we will acquire approximately 40% of Archstone's assets and liabilities and Equity Residential will acquire approximately 60% of Archstone's assets and liabilities ("Archstone Acquisition"). The transaction is expected to close during the first quarter of 2013.

        As disclosed in November 2012, we expect to purchase the following as part of the Archstone Acquisition, which is subject to adjustment up until the transaction closes:

  •
  66 apartment communities that are expected to be consolidated for financial reporting purposes, containing 22,222 apartment homes, of which six communities are under construction and are expected to contain 1,666 apartment homes upon completion

  •
  Three parcels of land, which are expected to be wholly owned, and if developed as anticipated, are expected to contain a total of 968 apartment homes;

  •
  Interests in joint ventures the assets of which consist primarily of real estate, for which our ownership percentage is expected to be up to 40%, and that are not expected to be consolidated for financial reporting purposes.

        The Company expects to provide the following consideration for the Archstone Acquisition:

  •
  the issuance of 14,889,706 shares of its common stock to Lehman or its designees;

  •
  cash payment of $669,000,000 to Lehman or its designees;

  •
  the assumption of approximately $3,700,000,000 principal amount of consolidated indebtedness;

  •
  the acquisition with Equity Residential of interests in entities that have preferred units outstanding that may be presented for redemption from time to time. The Company's 40% share of the liquidation value of and accrued dividends on these outstanding Archstone preferred units as of January 31, 2013 was $132,200,000; and

  •
  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company will share in 40% of the cost of these liabilities.

        Equity Residential and we are jointly and severally liable for most obligations to Lehman related to the Archstone Acquisition. If we and Equity Residential fail to close Archstone Acquisition by March 26, 2013, then Equity Residential and we could be liable for payment of a termination fee of $800,000,000. The closing of the transaction is also subject to customary closing conditions, which do not include our and Equity Residential's ability to obtain the necessary financing or lender consents for the transaction. Unless otherwise stated, all amounts and disclosures included in this Form 10-K do not include any impact from the anticipated closing of the Archstone Acquisition.

Tax Matters

        We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, ("the Code") and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

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

Environmental and Related Matters

        As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our communities. For some development communities we undertake extensive environmental remediation to prepare the site for construction, which could be a significant portion of our total construction cost. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of contaminated materials during construction. These and other risks related to environmental matters are described in more detail in Item 1a., "Risk Factors."

        We believe that more government regulation of energy use, along with a greater focus on environmental protection, may, over time, have a significant impact on urban growth patterns. If changes in zoning to encourage greater density and proximity to mass transit do occur, such changes could benefit multifamily housing and those companies with a competency in high-density development. However, there can be no assurance as to whether or when such changes in regulations or zoning will occur or, if they do occur, whether the multifamily industry or the Company will benefit from such changes.

Other Information

        We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-202-551-8090 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public from the SEC's website at www.sec.gov.

        We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the "Investors" section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreement, Policy Regarding Shareholder Approval of Future Severance Agreements, Executive Stock Ownership Guidelines, and Policy for Recoupment of Incentive Compensation, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.

        We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2013, we had 2,178 employees.

ITEM 1a.    RISK FACTORS

        Our operations involve various risks that could have adverse consequences, including those described below. This Item 1a. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in this Form 10-K.

We may fail to consummate the Archstone Acquisition or may not consummate it on the terms described in this report.

        We expect to consummate the Archstone Acquisition during the first quarter of 2013, assuming that all of the conditions in the related asset purchase agreement (the "Purchase Agreement") are satisfied or waived. The consummation of the Archstone Acquisition, however, is subject to certain closing conditions, including conditions that must be met by Equity Residential and which are beyond our control, and there can be no assurance that such conditions will be satisfied on the anticipated schedule or at all. In addition, under certain circumstances, we or Lehman may terminate the Purchase Agreement. As a result, there can be no assurance that the Archstone Acquisition will be consummated in its entirety in accordance with the anticipated timing or at all.

        In addition, if the Archstone Acquisition does not occur we will not recover our costs and expenses incurred in connection with the transaction and we may be liable for all or a portion of the $800,000,000 termination fee, if payable.

We and/or Equity Residential may fail to perform under the Purchase Agreement or may not perform on the terms prescribed.

        We don't believe that we could meet, or that Equity Residential could meet, the obligations, as buyer, set forth in the Purchase Agreement without the timely performance of the other. Thus, we and Equity Residential are each dependent upon the performance of the other to meet the buyer's obligations under the Purchase Agreement. A default by either party under the Purchase Agreement could give rise to adverse consequences to the breaching party pursuant to certain arrangements between us and Equity Residential. Under our arrangements with Equity Residential, if the termination of the Purchase Agreement is solely a result of a breach by either us or Equity Residential then the breaching party shall be solely responsible for, and shall indemnify the non-breaching party against, the fees and expenses, including the termination fee of up to $800,000,000, payable to Lehman resulting from a failure to consummate the acquisition, and any out-of-pocket expenses incurred by such non-breaching party in connection with enforcing its rights against the breaching party.

Our business and the market price of our common stock may be adversely affected if the Archstone Acquisition is not completed.

        The Archstone Acquisition is subject to customary closing conditions. If the Archstone Acquisition is not completed, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including:

  •
  the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Archstone Acquisition will be completed;

  •
  we must pay certain costs related to the Archstone Acquisition, such as legal and accounting fees and expenses, regardless of whether the Archstone Acquisition is consummated;

  •
  we would not realize the benefits we expect to realize from consummating the Archstone Acquisition; and

  •
  we, together with Equity Residential, may be liable for a termination fee of up to $800,000,000.

We will incur substantial expenses and payments even if the Archstone Acquisition is not completed.

        We have incurred substantial legal, accounting, financial advisory and other costs and our management has devoted considerable time and effort in connection with the Archstone Acquisition. If the Archstone Acquisition is not completed, we will bear certain fees and expenses associated with the Archstone Acquisition without realizing the benefits of the Archstone Acquisition. The fees and expenses may be significant and could have an adverse impact on our operating results. For instance, if Lehman terminates the Purchase Agreement due to a breach by us or a failure by us to satisfy a condition precedent to Lehman's obligation to close the Archstone Acquisition, we would be obligated to pay to Lehman a termination fee of up to $800,000,000.

We intend to assume indebtedness in connection with the Archstone Acquisition, which may have an adverse effect on our financial condition and results of operations, and our ability to make distributions to our stockholders.

        We intend to assume $3,700,000,000 principal amount of consolidated indebtedness in connection with the Archstone Acquisition, which will increase our leverage and the ratio of our net debt to our earnings before interest, tax, depreciation and amortization.

        We expect to repay contemporaneously with the closing up to $1,700,000,000 principal amount of assumed indebtedness from the Archstone Acquisition. However, there can be no assurance that we will be able to reduce or refinance, over time, to the extent we anticipate, the indebtedness we are assuming. Therefore, the increase in indebtedness we will incur at closing of the Archstone Acquisition could have adverse consequences on our business, such as:

  •
  requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes such as dividends;

  •
  limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

  •
  limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

  •
  restricting us from making other strategic acquisitions, developing additional properties or exploiting other business opportunities;

  •
  restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness;

  •
  exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have an adverse effect on our business, financial condition and operating results;

  •
  increasing our vulnerability to a downturn in general economic conditions; and

  •
  limiting our ability to react to changing market conditions in our industry.

        In addition to our debt service obligations, our operations may require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

The intended benefits of the Archstone Acquisition may not be realized, which could have a negative impact on the market price of our common stock after the Archstone Acquisition.

        The Archstone Acquisition poses risks for our ongoing operations, including that:

  •
  our senior management's attention may be diverted from the management of daily operations to the integration of the Archstone Acquisition, including management of assets located outside of our core markets pending disposition, which may disrupt management of our existing business and our relationships with our customers;

  •
  we may bear costs and expenses associated with any undisclosed or potential liabilities;

  •
  the Archstone Acquisition may not perform as well as we anticipate; and

  •
  unforeseen difficulties may arise in integrating the Archstone Acquisition into our portfolio.

        Also, we expect to acquire assets and assume liabilities in connection with the Archstone Acquisition on an "as is" basis with only limited representations from Lehman surviving after the closing of the Archstone Acquisition, which limits our recourse against the seller for breaches of representations after closing, which in turn may expose us to unexpected material losses or expenses after the closing.

        In addition, our diligence investigations with respect to the assets comprising the Archstone Acquisition, has been more limited than would be the case if we were acquiring individual apartment communities or land parcels, which may also expose us to unexpected material losses or expenses after the closing.

        As a result of the foregoing, we cannot assure you that the Archstone Acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Archstone Acquisition, the market price of our common stock could decline to the extent that the market price reflects those anticipated benefits.

The Archstone Acquisition will significantly increase the size of our real estate portfolio and related personnel and operating and financial needs, and we may not be successful in integrating the Archstone Acquisition into our business.

        The Archstone Acquisition involves a variety of risks, including potential difficulties in integrating the portfolio, diversions of our management resources, differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Any of these risks could adversely affect our financial results and reduce or delay our ability to obtain the expected benefits of the Archstone Acquisition.

        In addition, the increased need for financial resources that will result from the Archstone Acquisition, as well as the diversion of our management resources, may affect our existing development, redevelopment and acquisition portfolios and development rights pipeline. As a result, there may be unexpected delays in the timing of our activities relating to our existing real estate portfolios and development rights pipeline, and we may encounter unexpected costs or we may not succeed in obtaining the expected benefits of our currently expected real estate development, redevelopment and acquisition activities. These issues could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

The governance provisions of our joint ventures with Equity Residential could adversely affect our flexibility in dealing with such joint venture assets and liabilities.

        In connection with the Archstone Acquisition, we expect to create joint ventures with Equity Residential to manage certain of the acquired assets and liabilities. These structures involve participation in the investment by Equity Residential whose interests and rights may not be the same as ours. Joint ownership of an investment in real estate involves risks not associated with direct ownership of real estate, including the risk that Equity Residential may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint ventures or the timing of the termination and liquidation of the joint ventures. Under the expected form for the joint venture arrangements, neither we nor Equity Residential expect to have the power to control the ventures, and an impasse could occur, which would adversely affect the applicable joint venture and decrease potential returns to us and our investors.

We expect to assume substantially all liabilities related to the Archstone Acquisition, and may be responsible for liabilities that were not known when we entered into the Purchase Agreement.

        Under the Purchase Agreement, we and Equity Residential will assume substantially all liabilities related to the Archstone portfolio, whether or not they were known by us and Equity Residential at the time we entered into the Purchase Agreement, and we have agreed to indemnify Lehman with respect to these liabilities. Under the Purchase Agreement, we would be solely liable for these obligations if Equity Residential were to default on its obligation to share these indemnification obligations with us. As a result, we could become liable for liabilities that are not currently known to us, and the amount of these liabilities could have an adverse effect on our business, financial condition and results of operations.

We intend to dispose of certain assets acquired in connection with the Archstone Acquisition, but we may be unable to achieve the expected proceeds of these acquisitions or may be unable to dispose of these assets at all.

        We intend to dispose of certain assets acquired in connection with the Archstone Acquisition, including assets held in our joint ventures with Equity Residential, but we cannot predict whether we will be able to sell any of the properties on favorable terms and conditions, if at all, or the length of time over which we expect to sell any of the assets. We may be unable to sell some of the properties, which may adversely affect our liquidity, or we may have to sell properties at depressed prices, which could adversely affect our results of operations and financial condition. Our joint ventures with Equity Residential will own, among other assets, investments in apartment communities in Germany, and we will acquire from Archstone interests in U.S. markets that we are not currently in, including Florida, Georgia and Texas. Our efforts to manage, position and/or dispose of these investments may distract management and we may not achieve the intended results.

Future sales or issuances of our common stock may cause the market price of our common stock to decline.

        In connection with the Archstone Acquisition, we will issue shares of our common stock under the Purchase Agreement, and we will be required to register the resale of such shares of common stock under the Securities Act. The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock, could adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.

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

        We currently have, and may in the future incur, contractual variable interest rate debt. In addition, we regularly seek access to both fixed and variable rate debt financing to repay maturing debt and to finance our development and redevelopment activity. Accordingly, if interest rates increase, our interest costs will also rise, unless we have made arrangements that hedge the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.

Bond financing and zoning compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.

        We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as "tax-exempt bonds" and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2012, approximately 6.47% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.

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

Risks related to indebtedness.

        We have a Credit Facility with Bank of America, N.A., as administrative agent, swing lender, issuing bank and a bank, JPMorgan Chase Bank, N.A., as a bank and as syndication agent, Deutsche Bank Trust Company Americas, Morgan Stanley Bank and Wells Fargo Bank, N.A., each as a bank and as documentation agent, Barclays Bank PLC as a bank and as co-documentation agent, UBS AG, Stamford Branch, as a co-documentation agent, Goldman Sachs Bank USA, The Bank of New York Mellon, Compass Bank, PNC Bank, National Association, and Suntrust Bank, each as a bank and as a managing agent, Branch Banking and Trust Company, Bank of Tokyo Mitsubishi UFJ, Ltd., and Capital One, N.A., each as a bank and as a co-agent, and the other bank parties signatory thereto. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

        The mortgages on those of our properties that are subject to secured debt, our Credit Facility and the indenture under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs. Refer to Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion.

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

        A decrease in rental revenue, or liquidity needs such as the repayment of indebtedness or funding of our development activities, could have an adverse effect on our ability to pay distributions to our stockholders. Significant expenditures associated with each community such as debt service payments, if any, real estate taxes, insurance and maintenance costs are generally not reduced when circumstances cause a reduction in income from a community.

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

Difficulty of selling apartment communities could limit liquidity and financial flexibility.

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

        We own parcels of land that we do not currently intend to develop. As discussed in Item 2., "Communities—Other Land and Real Estate Assets," in the event that the fair market value of a parcel changes such that we determine that the carrying basis of the parcel reflected in our financial statements is greater than the parcel's then current fair value, less costs to dispose, we would be subject to an impairment charge, which would reduce our net income.

Risks involved in real estate activity through joint ventures.

        Instead of acquiring or developing apartment communities directly, at times we invest as a partner or a co-venturer. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals which are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.

Risks associated with an investment in and management of discretionary real estate investment funds.

        We formed Fund I and Fund II, in which we have an equity interest of 15.2% and 31.3%, respectively, which, through wholly-owned subsidiaries, we manage as the general partner and in which we have an aggregate equity investment, excluding costs incurred in excess of our equity in the underlying net assets of each respective fund, of approximately $129,059,000, net of distributions to us at December 31, 2012. The investment period for both Funds is over. These Funds present risks, including the following:

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

Risk of earthquake damage.

        As further described in Item 2., "Communities—Insurance and Risk of Uninsured Losses," many of our West Coast communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

        Insurance coverage for earthquakes can be costly due to limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management's view, economically impractical.

A significant uninsured property or liability loss could have a material adverse effect on our financial condition and results of operations.

        In addition to the earthquake insurance discussed above, we carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management's view, economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

We may incur costs and increased expenses to repair property damage resulting from inclement weather.

        Particularly in New England and the Metro New York/New Jersey area, we are exposed to risks associated with inclement winter weather, including increased costs for the removal of snow and ice, repair of water and wind damage from storms, as well as from delays in construction. In addition, inclement weather could increase the need for maintenance and repair of our communities.

We may incur costs due to environmental contamination or non-compliance.

        Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases natural substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we have for such events. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, develop, sell or rent the affected property.

        In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.

        The development, construction and operation of our communities are subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge. Such laws and regulations may impose restrictions on the manner in which our communities may be developed, and noncompliance with such laws and regulations may subject us to fines and penalties. We do not currently anticipate that we will incur any material liabilities as a result of noncompliance with these laws.

        Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs") when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of a number of the communities that we acquired. We implement an operations and maintenance program at each of the communities at which ACMs are detected. We do not currently anticipate that we will incur any material liabilities as a result of the presence of ACMs at our communities.

        We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities. We do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our communities.

        Environmental agencies and third parties may assert claims for remediation or personal injury based on the alleged actual or potential intrusion into buildings of chemical vapors from soils or groundwater underlying or in the vicinity of those buildings or on nearby properties. We currently do not anticipate that we will incur any material liabilities as a result of vapor intrusion at our communities.

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

        Additionally, we have occasionally been involved in developing, managing, leasing and operating various properties for third parties. Consequently, we may be considered to have been an operator of such properties and, therefore, potentially liable for removal or remediation costs or other potential costs which relate to the release or presence of hazardous or toxic substances or petroleum products at such properties. We are not aware of any material environmental liabilities with respect to properties managed or developed by us or our predecessors for such third parties.

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

        We collect and retain certain personal information provided by our residents and employees. While we have implemented a variety of security measures to protect the confidentiality of this information and periodically review and improve our security measures, there can be no assurance that we will be able to prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

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

        Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our shareholders. In addition, we may hold certain assets and engage in certain activities that a REIT could not engage in directly through our taxable REIT subsidiaries, or TRSs, and will be subject to federal income tax at regular corporate rates on the income of those subsidiaries.

        In addition, the Archstone Acquisition presents a risk to our qualification as a REIT. Although we intend to structure our ownership and operations of the assets and entities acquired in connection with the Archstone Acquisition, including our interest in joint ventures with Equity Residential, in a way that would allow us to continue to qualify as a REIT for federal income tax purposes, no assurances can be given that we will be successful.

        As a result of the Archstone Acquisition and our ownership interests in the joint ventures with Equity Residential, we expect to acquire interests in certain assets and earn certain items of income that are not, or may not be, qualifying assets or income for purposes of the REIT asset and income tests. Although we do not expect that the amounts of such non-qualifying assets and income will jeopardize our REIT status, our review of the Archstone Acquisition is on-going, and we may discover additional non-qualifying assets or income. We may not have the immediate right to change the terms of pre-existing arrangements that generate non-qualifying items or may have to incur significant penalties to terminate such arrangements. To maintain our REIT qualification we may be required to hold significant assets acquired in connection with the Archstone Acquisition and some or all of our interests in the joint ventures with Equity Residential through our TRSs. We also may hold certain Archstone Acquisition assets through our TRSs to avoid the risk of incurring the 100% prohibited transaction tax on any such assets that we sell at a gain. Our domestic TRSs are subject to U.S. tax as regular corporations. Among the assets included in the Archstone Acquisition are subsidiaries intended to qualify as REITs. To the extent we hold such subsidiaries outside of our TRSs, our REIT qualification could depend in part on such subsidiaries' compliance with the REIT requirements before our purchase.

        The assets of one of our joint ventures with Equity Residential are expected to include interests in a partnership controlled by Equity Residential. As a result of our ownership interest in that joint venture, for purposes of our compliance with the REIT requirements we will be treated as owning our proportionate share of the assets of the Equity Residential partnership in which the joint venture has an interest. Although we expect Equity Residential to operate that partnership in compliance with the REIT requirements, because we do not expect to control the Equity Residential partnership in which the joint venture has an interest we cannot assure you that it will be operated in compliance with the REIT requirements, and failure to do so could potentially jeopardize our REIT status.

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

        To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Securities Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but is not required to do so even if such waiver would not affect our qualification as a REIT. Our Board of Directors modified this ownership limit with respect to the common stock we expect to issue to Lehman for the Archstone Acquisition. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock.

        As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us or increase the difficulty of completing any offers, even if they are in our stockholders' best interests. In addition, other provisions of the Maryland General Corporation Law permit the Board of Directors to make elections and to take actions without stockholder approval (such as classifying our Board such that the entire Board is not up for re-election annually) that, if made or taken, could have the effect of discouraging or delaying a change in control.

ITEM 1b.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    COMMUNITIES

        Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development ("Development Communities") and Development Rights (as defined below). Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. The following is a description of each category:

        Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

  •
  Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2012, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2011, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

  •
  Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. For communities that we wholly own, redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's capitalized cost and is expected to have a material impact on the community's operations and future rental rates. The occupancy levels of Redevelopment Communities may also be impacted to the extent we take multiple apartment homes out of service for an extended period of time. The definition of substantial redevelopment may differ for communities owned through a joint venture arrangement or by one of the Funds.

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

        As of December 31, 2012, communities that we owned or held a direct or indirect interest in were classified as follows. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

	Number of communities	Number of apartment homes
Current Communities
Established Communities:
New England	28	7,066
Metro NY/NJ	22	7,784
Mid-Atlantic	11	4,748
Pacific Northwest	8	1,908
Northern California	18	5,220
Southern California	16	4,899

Total Established	103	31,625

Other Stabilized Communities:
New England	12	2,251
Metro NY/NJ	14	4,360
Mid-Atlantic	10	3,809
Pacific Northwest	4	902
Northern California	9	2,490
Southern California	21	5,537

Total Other Stabilized	70	19,349

Lease-Up Communities	3	779
Redevelopment Communities(1)	4	1,039

Total Current Communities	180	52,792

Development Communities	23	6,599

Development Rights	34	9,602

(1)
In addition to the four communities indicated, the Company commenced the redevelopment of two communities with an aggregate of 1,468 apartment homes during 2012, for which at December 31, 2012 the redevelopment activity is focused on the common areas and is not impacting community operations, including occupancy or rental revenue. These communities are therefore included in the Established Community portfolio.

        Our holdings under each of the above categories are discussed on the following pages.

        We generally establish the composition of our Established Communities portfolio annually. For the years ended December 31, 2012, 2011 and 2010, there were 11, 14 and 15 communities added, respectively to the Established Communities portfolio, and 17 communities removed in 2012, and seven communities removed in 2011 and 2010, from our Established Communities portfolio. We anticipate that we will reset the composition of our Established Community portfolio effective both January 1, 2014 and April 1, 2014. The expected reset of the Established Community portfolio on April 1, 2014 will occur as a result of the large number of stabilized communities we expect to acquire in the first quarter of 2013 as part of the Archstone Acquisition.

Current Communities

        Our Current Communities include garden-style apartment communities consisting of multi-story buildings in landscaped settings, as well as mid and high rise apartment communities in urban settings.

As of January 31, 2013, our current communities consisted of 119 garden-style (of which 16 are mixed communities and/or include town homes), 22 high-rise and 37 mid-rise apartment communities.

        Our communities generally offer a variety of quality amenities and features, which may include:

  •
  fully-equipped kitchens;

  •
  lofts and vaulted ceilings;

  •
  walk-in closets;

  •
  fireplaces;

  •
  patios/decks; and

  •
  modern appliances.

        Other features at various communities may include:

  •
  swimming pools;

  •
  fitness centers;

  •
  tennis courts; and

  •
  wi-fi lounges.

        As described in Item 1, we operate under three core brands Avalon, AVA, and Eaves by Avalon. Our core Avalon brand focuses on upscale apartment living and high end amenities and services. "AVA" targets customers in high energy, transit-served urban neighborhoods and generally features smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. "Eaves by Avalon" is targeted to the cost conscious, "value" segment in suburban areas. We believe that these brands allow us to further penetrate our existing markets by targeting our market by consumer preference and attitude as well as by location and price.

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

        Our Current Communities are located in the following geographic markets. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1-31-12	1-31-13	1-31-12	1-31-13	1-31-12	1-31-13
New England	39	42	9,114	9,652	17.2%	18.4%
Boston, MA	26	29	6,254	6,792	11.8%	12.9%
Fairfield County, CT	13	13	2,860	2,860	5.4%	5.5%
Metro NY/NJ	34	38	11,430	12,698	21.5%	24.2%
Long Island, NY	7	8	1,932	2,281	3.6%	4.4%
Northern New Jersey	5	7	1,618	2,048	3.0%	3.9%
Central New Jersey	8	8	3,214	3,258	6.1%	6.2%
New York, NY	14	15	4,666	5,111	8.8%	9.7%
Mid-Atlantic	26	21	9,557	8,493	18.0%	16.2%
Washington, DC	23	21	8,696	8,493	16.4%	16.2%
Chicago, IL	3	—	861	—	1.6%	0.0%
Pacific Northwest	14	12	3,443	2,810	6.5%	5.4%
Seattle, WA	14	12	3,443	2,810	6.5%	5.4%
Northern California	32	28	9,351	8,338	17.6%	15.9%
Oakland-East Bay, CA	10	8	3,251	2,573	6.1%	4.9%
San Francisco, CA	11	11	2,522	2,535	4.8%	4.8%
San Jose, CA	11	9	3,578	3,230	6.7%	6.2%
Southern California	35	37	10,195	10,436	19.2%	19.9%
Los Angeles, CA	15	18	4,209	4,636	7.9%	8.8%
Orange County, CA	12	11	3,209	3,017	6.1%	5.8%
San Diego, CA	8	8	2,777	2,783	5.2%	5.3%

	180	178	53,090	52,427	100.0%	100.0%

        We manage and operate substantially all of our Current Communities. During the year ended December 31, 2012, we completed construction of 1,934 apartment homes in eight communities, and sold 1,578 apartment homes in four communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 17.8 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 10.5 years.

        Of the Current Communities, as of January 31, 2013, we owned:

  •
  a full fee simple, or absolute, ownership interest in 151 operating communities, ten of which are on land subject to land leases expiring in October 2026, November 2028, December 2034, December 2061, September 2065, April 2095, September 2105, April 2105, May 2105 and March 2142;

  •
  a general partnership interest and an indirect limited partnership interest in both Fund I and Fund II. Subsidiaries of Fund I own a fee simple interest in ten operating communities, and subsidiaries of Fund II own a fee simple interest in 12 operating communities;

  •
  a general partnership interest in one partnership structured as a "DownREIT," as described more fully below, that owns one community; and

  •
  a membership interest in four limited liability companies, that each hold a fee simple interest in an operating community.

        For some communities, a land lease is used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. We have options to purchase the underlying land for the leases that expire in October 2026, November 2028, December 2034 and April 2095. We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 19 of the 23 Development Communities and a leasehold interest in four of the Development Communities with the land leases expiring in May 2041, July 2046, December 2086, and November 2106. Two of the four land leases (those expiring in 2046 and 2086) provide options for the Company to purchase the land at some point during the lease term.

        In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2013, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy				Average rental rate			Financial reporting cost(5)
	City and state	Number of homes		Acres				2012		2011		$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	230,072	16.1	1994	1,162	93.9%	96.1	%(2)	96.3%		1,944	1.61		23,624
Avalon Oaks	Wilmington, MA	204	229,752	22.5	1999	1,126	96.1%	96.5%		96.4%		1,615	1.38		22,387
Eaves Quincy	Quincy, MA	245	224,538	8.0	1986/1996	916	93.9%	96.8%		94.5	%(2)	1,524	1.61		25,485
Avalon Essex	Peabody, MA	154	198,478	11.1	2000	1,289	92.9%	97.0%		97.1%		1,762	1.33		23,113
Avalon at Prudential Center	Boston, MA	780	732,393	1.0	1968/1998	939	91.3%	95.1	%(2)	95.8%		2,494	2.53		182,614
Avalon Oaks West	Wilmington, MA	120	133,376	27.0	2002	1,111	95.0%	96.3%		96.4%		1,551	1.34		17,331
Avalon Orchards	Marlborough, MA	156	175,399	23.0	2002	1,124	94.9%	97.1%		96.7%		1,612	1.39		22,574
Avalon at Newton Highlands(8)	Newton, MA	294	341,717	8.1	2003	1,162	93.2%	94.7%		95.0%		2,370	1.93		59,167
Avalon at The Pinehills	Plymouth, MA	101	151,712	6.0	2004	1,502	95.0%	96.5%		95.8%		2,006	1.29		20,025
Eaves Peabody	Peabody, MA	286	250,624	18.0	2004	876	95.1%	96.3%		97.2%		1,433	1.57		35,295
Avalon at Bedford Center	Bedford, MA	139	159,912	38.0	2005	1,150	95.0%	95.5%		96.4%		1,959	1.63		24,966
Avalon Chestnut Hill	Chestnut Hill, MA	204	270,956	5.0	2007	1,328	93.6%	94.9%		95.6%		2,717	1.94		61,123
Avalon Shrewsbury	Shrewsbury, MA	251	273,098	25.5	2007	1,088	93.6%	95.8%		96.1%		1,523	1.34		35,963
Avalon Danvers	Danvers, MA	433	492,222	75.0	2006	1,137	92.8%	95.5%		96.1%		1,637	1.37		84,357
Avalon at Lexington Hills	Lexington, MA	387	483,878	23.0	2007	1,250	94.1%	96.0%		95.9%		2,243	1.72		88,038
Avalon Acton	Acton, MA	380	374,787	50.3	2007	986	93.7%	96.7%		96.6%		1,518	1.49		63,129
Avalon Sharon	Sharon, MA	156	175,389	27.0	2007	1,124	93.6%	96.4%		96.1%		1,786	1.53		30,272
Avalon at Center Place(10)	Providence, RI	225	222,835	1.2	1991/1997	990	90.2%	96.1	%(2)	96.0%		2,298	2.23		36,994
Avalon at Hingham Shipyard	Hingham, MA	235	290,951	13.0	2009	1,238	91.5%	94.4%		94.8%		2,261	1.72		53,836
Avalon Northborough	Northborough, MA	163	182,757	14.0	2009	1,121	93.9%	96.6%		96.7%		1,616	1.39		25,684
Avalon Blue Hills	Randolph, MA	276	269,675	2.9	2009	977	93.5%	96.2%		96.1%		1,510	1.49		45,846
Avalon Northborough II	Northborough, MA	219	271,031	17.7	2010	1,238	92.7%	96.1%		95.5%		1,765	1.37		34,914
Avalon at Pinehills II	Plymouth, MA	91	103,519	4.5	2011	1,138	86.8%	95.5%		47.6	%(3)	1,724	1.45		17,362
Avalon Cohasset	Cohasset, MA	220	293,272	62.0	2012	1,333	92.3%	70.8	%(3)	13.0	%(3)	1,905	1.01	(3)	54,855
Avalon Andover	Andover, MA	115	132,918	9.1	2012	1,156	87.8%	63.1	%(3)	N/A		1,905	1.04	(3)	25,936
Eaves Burlington	Burlington, MA	203	194,180	14.8	1988/2012	957	96.1%	96.1	%(3)	N/A		1,504	1.57	(3)	40,250
Fairfield-New Haven, CT
Eaves Trumbull	Trumbull, CT	340	379,062	37.0	1997	1,115	93.8%	96.0%		96.7%		1,746	1.50		38,262
Avalon Glen	Stamford, CT	238	222,165	4.1	1991	933	90.8%	96.2%		97.0%		1,965	2.02		33,792
Avalon Wilton I	Wilton, CT	102	158,259	12.0	1997	1,552	97.1%	94.9	%(2)	95.3%		2,944	1.80		22,352
Avalon Valley	Danbury, CT	268	299,923	17.1	1999	1,119	93.3%	96.1%		96.9%		1,667	1.43		26,617
Avalon on Stamford Harbor	Stamford, CT	323	322,461	12.1	2003	998	92.3%	95.5%		95.7%		2,529	2.42		63,531
Avalon New Canaan(9)	New Canaan, CT	104	132,080	9.1	2002	1,270	95.2%	94.5%		94.7%		3,169	2.36		24,596

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12					Average rental rate			Financial reporting cost(5)
		Number of homes						Average economic occupancy				$ per Apt(4)	$ per Sq. Ft.
	City and state			Acres				2012		2011
CURRENT COMMUNITIES
Avalon at Greyrock Place	Stamford, CT	306	315,380	3.0	2002	1,031	94.1%	96.3%		96.6%		2,277	2.13		71,340
Avalon Danbury	Danbury, CT	234	235,320	35.0	2005	1,006	91.9%	96.1%		97.2%		1,675	1.60		35,978
Avalon Darien	Darien, CT	189	242,675	30.0	2004	1,284	93.7%	95.8%		96.4%		2,755	2.06		42,508
Avalon Milford I	Milford, CT	246	217,077	22.0	2004	882	93.9%	95.7%		97.5%		1,562	1.69		31,874
Avalon Huntington	Shelton, CT	99	139,869	7.1	2008	1,413	88.9%	96.0%		96.1%		2,286	1.55		25,384
Avalon Norwalk	Norwalk, CT	311	310,629	4.4	2011	999	92.6%	95.6%		86.5	%(3)	2,114	2.02		74,230
Avalon Wilton II	Wilton, CT	100	129,466	6.0	2011	1,295	91.0%	93.1%		43.8	%(3)	2,125	1.53		30,331
METRO NY/NJ
Long Island, NY
Avalon Commons	Smithtown, NY	312	377,143	20.6	1997	1,209	90.1%	97.3%		96.1	%(2)	2,249	1.81		38,626
Avalon Towers	Long Beach, NY	109	124,611	1.3	1990/1995	1,143	87.2%	96.4%		96.3%		3,255	2.74		21,953
Avalon Court	Melville, NY	494	596,874	35.4	1997/2000	1,208	95.3%	96.2%		95.4%		2,617	2.08		61,790
Avalon at Glen Cove(10)	Glen Cove, NY	256	261,425	4.0	2004	1,021	95.3%	96.6%		96.8%		2,506	2.37		68,368
Avalon Pines	Coram, NY	450	545,989	52.0	2005/2006	1,213	94.2%	96.0%		96.3%		2,103	1.66		71,787
Avalon at Glen Cove North(10)	Glen Cove, NY	111	100,754	1.3	2007	908	93.7%	97.0%		96.1%		2,325	2.49		39,996
Avalon Charles Pond	Coram, NY	200	208,532	41.0	2009	1,043	91.5%	95.8%		96.4%		1,878	1.73		48,361
Avalon Rockville Centre	Rockville Centre, NY	349	349,048	7.0	2012	1,000	98.0%	81.2	%(3)	27.7	%(3)	2,759	2.24	(3)	110,279
Northern New Jersey
Avalon Cove	Jersey City, NJ	504	574,339	11.0	1997	1,140	93.5%	96.0	%(2)	95.5	%(2)	3,049	2.57		111,576
Avalon at Edgewater	Edgewater, NJ	408	428,792	7.1	2002	1,051	92.4%	96.7%		96.7%		2,512	2.31		77,736
Avalon at Florham Park	Florham Park, NJ	270	330,410	41.9	2001	1,224	91.5%	96.7%		96.5%		2,725	2.15		42,721
Avalon Lyndhurst	Lyndhurst, NJ	328	330,408	5.8	2006	1,007	91.5%	96.1%		96.3%		2,211	2.11		78,941
Avalon North Bergen	North Bergen, NJ	164	146,170	2.2	2012	891	95.7%	62.7	%(3)	N/A		2,078	1.46	(3)	39,902
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	242,637	4.9	2012	912	97.7%	48.4	%(3)	N/A		2,005	1.06	(3)	56,533
Central New Jersey
Avalon Run(7)	Lawrenceville, NJ	632	707,592	36.0	1994/1996	1,120	92.2%	96.1%		95.7%		1,555	1.33		77,371
Avalon Princeton Junction	West Windsor, NJ	512	486,069	64.0	1988	949	93.6%	96.6%		93.8	%(2)	1,577	1.61		48,552
Avalon at Freehold	Freehold, NJ	296	317,356	42.3	2002	1,072	95.9%	97.5%		96.2%		1,834	1.67		34,963
Avalon Run East II	Lawrenceville, NJ	312	341,320	70.0	2003	1,094	91.0%	96.6%		96.1%		1,887	1.67		52,704
Avalon at Tinton Falls	Tinton Falls, NJ	216	237,747	35.0	2007	1,101	94.0%	96.8%		95.8%		1,823	1.60		41,115
Avalon West Long Branch	West Long Branch, NJ	180	193,511	4.8	2011	1,075	94.4%	98.0%		88.0	%(3)	1,815	1.66		25,660

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy				Average rental rate			Financial reporting cost(5)
	City and state	Number of homes		Acres				2012		2011		$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
New York, NY
Eaves Nanuet	Nanuet, NY	504	608,842	54.0	1998	1,208	94.0%	97.2%		96.4%		2,155	1.74		56,666
Avalon Green	Elmsford, NY	105	113,538	16.9	1995	1,081	95.2%	97.5%		95.7%		2,364	2.13		13,715
Avalon Willow	Mamaroneck, NY	227	216,161	4.0	2000	952	93.4%	96.4%		95.8%		2,317	2.34		48,186
The Avalon	Bronxville, NY	110	118,952	1.5	1999	1,081	89.1%	96.0	%(2)	94.5%		3,896	3.46		34,393
Avalon Riverview I(10)	Long Island City, NY	372	332,991	1.0	2002	895	90.6%	96.4%		96.2%		3,342	3.60		96,387
Avalon Bowery Place I	New York, NY	206	152,725	1.1	2006	741	95.6%	97.0%		97.1%		4,613	6.03		96,184
Avalon Riverview North(10)	Long Island City, NY	602	477,665	1.8	2007	793	92.2%	96.3%		96.0%		3,110	3.78		167,690
Avalon on the Sound East(10)	New Rochelle, NY	588	561,981	2.0	2007	956	93.2%	96.3%		95.8%		2,393	2.41		187,239
Avalon Bowery Place II	New York, NY	90	73,596	1.1	2007	818	93.3%	96.9%		97.2%		4,411	5.23		56,964
Avalon White Plains	White Plains, NY	407	372,406	3.2	2009	915	92.6%	96.5%		96.0%		2,834	2.99		152,755
Avalon Morningside Park(10)	New York, NY	295	245,320	0.8	2009	832	92.9%	95.7%		95.9%		3,287	3.78		115,102
Avalon Fort Greene	Brooklyn, NY	631	498,651	1.0	2010	790	94.8%	96.0%		95.4%		2,974	3.61		302,043
Avalon Green II	Elmsford, NY	444	533,539	68.5	2012	1,202	94.4%	55.0	%(3)	9.2	%(3)	2,478	1.13	(3)	102,874
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills(7)	Columbia, MD	720	724,027	44.0	1987/1996	1,006	92.1%	95.6	%(2)	95.3%		1,487	1.41	(2)	53,528
Eaves Columbia Town Center	Columbia, MD	392	395,860	22.7	1986	1,010	90.8%	95.8%		96.0%		1,518	1.44		55,713
Washington, DC
Avalon at Foxhall	Washington, DC	308	297,875	2.7	1982	967	92.2%	93.7%		94.7%		2,615	2.53		45,527
Avalon at Gallery Place	Washington, DC	203	184,157	0.5	2003	907	92.6%	96.3%		96.3%		2,824	3.00		49,079
Avalon at Decoverly	Rockville, MD	564	551,006	46.0	1991/1995/ 2007	977	91.5%	95.5%		95.0	%(2)	1,625	1.59		70,243
Eaves Washingtonian Center I	Gaithersburg, MD	192	191,280	5.7	1996	996	95.8%	96.4%		97.5%		1,517	1.47		14,785
Eaves Washingtonian Center II	Gaithersburg, MD	96	99,386	3.5	1998	1,035	90.6%	94.5%		93.9%		1,724	1.57		8,388
Avalon at Grosvenor Station	North Bethesda, MD	497	476,585	9.9	2004	959	91.5%	96.2%		95.2%		1,959	1.96		83,090
Avalon at Traville	North Potomac, MD	520	573,717	47.9	2004	1,103	90.8%	96.9%		96.3%		1,903	1.67		70,337
Eaves Fair Lakes	Fairfax, VA	420	355,228	24.2	1989/1996	846	90.5%	96.8%		96.8%		1,519	1.74		38,157
AVA Ballston	Arlington, VA	344	294,271	4.1	1990	855	93.0%	92.8	%(2)	95.3	%(2)	2,084	2.26		51,694
Eaves Fairfax City	Fairfax, VA	141	148,282	4.0	1988/1997	1,052	92.9%	95.6	%(2)	97.2%		1,720	1.56		15,686
Avalon Crescent	McLean, VA	558	613,426	19.1	1996	1,099	92.5%	96.2%		95.8%		2,058	1.80		58,405
Avalon at Arlington Square	Arlington, VA	842	895,781	18.9	2001	1,064	93.1%	95.7%		94.8%		2,102	1.89		114,739
Fairfax Towers	Falls Church, VA	415	336,051	17.0	1978/2011	810	89.2%	96.8%		94.3	%(3)	1,714	2.05		92,709

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy				Average rental rate			Financial reporting cost(5)
	City and state	Number of homes		Acres				2012		2011		$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	211,450	8.4	1991/1997	952	94.6%	96.2%		95.8%		1,445	1.46		32,377
Avalon at Bear Creek	Redmond, WA	264	288,250	22.2	1998	1,092	93.6%	95.5%		95.1%		1,457	1.27		37,556
Avalon Bellevue	Bellevue, WA	200	163,801	1.7	2001	819	94.0%	96.5%		95.0%		1,635	1.93		31,915
Avalon RockMeadow	Bothell, WA	206	243,958	11.2	2000	1,184	92.7%	96.2%		94.5%		1,361	1.11		26,000
Avalon ParcSquare	Redmond, WA	124	127,251	2.0	2000	1,026	90.3%	96.3%		96.1%		1,646	1.54		21,109
Avalon Brandemoor	Lynwood, WA	424	453,602	22.6	2001	1,070	92.5%	96.1%		94.5%		1,222	1.10		46,846
AVA Belltown	Seattle, WA	100	82,418	0.7	2001	824	90.0%	97.2%		95.5%		1,801	2.12		19,244
Avalon Meydenbauer	Bellevue, WA	368	331,945	3.6	2008	902	92.4%	96.8%		94.8%		1,726	1.85		91,242
Avalon Towers Bellevue(10)	Bellevue, WA	397	331,366	1.5	2011	835	92.9%	95.4%		83.2	%(3)	2,000	2.29		123,238
AVA Queen Anne	Seattle, WA	203	164,644	1.0	2012	811	92.1%	69.0	%(3)	8.5	%(3)	1,930	1.64	(3)	53,664
Avalon Brandemoor II	Lynwood, WA	82	93,320	3.8	2011	1,138	92.7%	94.0%		61.6	%(3)	1,515	1.25		13,998
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	316,052	22.3	1994	1,026	94.5%	96.8%		96.6%		1,864	1.76		58,910
Eaves Dublin	Dublin, CA	204	179,004	13.0	1989/1997	877	89.7%	95.8%		96.1%		1,716	1.87		29,329
Eaves Pleasanton	Pleasanton, CA	456	366,062	14.7	1988/1994	803	94.5%	95.3%		92.8	%(2)	1,649	1.96		79,423
Eaves Union City	Union City, CA	208	150,225	8.5	1973/1996	722	92.8%	97.1%		96.6%		1,361	1.83		23,786
Eaves Fremont	Fremont, CA	235	191,935	13.5	1985/1994	817	94.0%	96.1%		97.1%		1,672	1.97		42,893
Avalon at Dublin Station	Dublin, CA	305	299,335	4.4	2006	981	91.5%	96.4%		95.3%		1,958	1.92		84,510
Avalon Union City	Union City, CA	439	429,892	6.0	2009	979	92.9%	96.3%		96.2%		1,725	1.70		118,874
Avalon Walnut Creek(10)	Walnut Creek, CA	418	410,141	5.3	2010	981	90.9%	95.8%		91.5	%(3)	2,117	2.07		146,251
San Francisco, CA
Eaves Daly City	Daly City, CA	195	141,411	7.0	1972/1997	725	95.4%	97.0%		97.2%		1,776	2.38		32,436
AVA Nob Hill	San Francisco, CA	185	108,962	1.4	1990/1995	589	93.0%	97.2%		96.5	%(2)	2,284	3.77		33,828
Eaves San Rafael	San Rafael, CA	254	221,780	21.9	1973/1996	873	92.5%	96.4%		88.6	%(2)	1,759	1.94		46,508
Eaves Foster City	Foster City, CA	288	222,364	11.0	1973/1994	772	94.1%	91.9	%(2)	96.4	%(2)	1,847	2.20		50,454
Avalon Pacifica	Pacifica, CA	220	186,800	21.9	1971/1995	849	93.2%	96.3%		96.6%		1,747	1.98		33,037
Avalon Sunset Towers	San Francisco, CA	243	171,836	16.0	1961/1996	707	93.4%	96.1	%(2)	95.6	%(2)	2,173	2.95		39,430
Eaves Diamond Heights	San Francisco, CA	154	123,047	3.0	1972/1994	799	94.8%	96.1%		97.0%		2,170	2.61		29,601
Avalon at Mission Bay North	San Francisco, CA	250	241,788	1.4	2003	967	94.4%	96.7%		96.1%		3,658	3.66		94,365
Avalon at Mission Bay III	San Francisco, CA	260	261,169	1.5	2009	1,004	91.9%	96.3%		95.0%		3,696	3.54		147,870
Avalon Ocean Avenue	San Francisco, CA	173	161,083	1.9	2012	931	97.7%	47.5	%(3)	N/A		3,016	1.54	(3)	57,839

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy				Average rental rate			Financial reporting cost(5)
	City and state	Number of homes		Acres				2012		2011		$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
San Jose, CA
Avalon Campbell	Campbell, CA	348	326,796	10.8	1995	939	91.4%	95.7	%(2)	96.5%		1,909	1.94		61,555
Eaves San Jose	San Jose, CA	440	387,420	17.6	1985/1996	881	90.7%	93.8	%(2)	95.5	%(2)	1,703	1.81	(2)	81,684
Avalon on the Alameda	San Jose, CA	305	299,762	8.9	1999	983	92.1%	96.2%		96.2%		2,195	2.15		57,894
Avalon Rosewalk	San Jose, CA	456	448,512	16.6	1997/1999	984	93.6%	95.6%		95.5%		1,857	1.80		80,937
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	13.6	1997/1998	921	93.2%	95.2%		95.5%		2,207	2.28		125,023
Avalon Mountain View(9)	Mountain View, CA	248	211,552	10.5	1986	853	91.5%	96.3%		96.2%		2,359	2.66		58,651
Avalon at Creekside	Mountain View, CA	294	215,680	15.0	1962/1997	734	92.2%	96.5%		97.1%		1,801	2.37		43,779
Avalon at Cahill Park	San Jose, CA	218	218,177	3.8	2002	1,001	93.6%	95.8%		95.9%		2,238	2.14		52,994
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	1.9	2002	1,035	97.2%	95.2%		96.1%		3,086	2.84		66,504
SOUTHERN CALIFORNIA
Orange County, CA
AVA Newport	Costa Mesa, CA	145	122,415	6.6	1956/1996	844	91.7%	94.9	%(2)	96.6%		1,747	1.96		15,116
Avalon Mission Viejo	Mission Viejo, CA	166	124,500	7.8	1984/1996	750	94.0%	96.6%		97.1%		1,287	1.66		14,212
Eaves South Coast	Costa Mesa, CA	258	207,672	8.9	1973/1996	805	93.8%	95.7%		93.6	%(2)	1,523	1.81		33,514
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	229,593	20.0	1990/1997	763	91.4%	94.4	%(2)	96.3%		1,396	1.73	(2)	31,493
Eaves Huntington Beach	Huntington Beach, CA	304	268,000	9.7	1971/1997	882	94.1%	96.3%		95.5%		1,547	1.69		34,017
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	3.5	2009	1,205	92.0%	95.4%		96.2%		2,233	1.77		97,526
Avalon Irvine	Irvine, CA	279	243,157	4.5	2010	872	90.7%	95.1%		95.5%		1,760	1.92		77,440
The Springs(6)	Corona, CA	320	241,440	13.3	1987/2006	755	93.8%	96.9%		97.1%		1,070	1.37		30,025
Eaves Lake Forest	Lake Forest, CA	225	215,319	8.2	1975/2011	957	92.9%	95.5%		95.5	%(3)	1,467	1.46		26,334
San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,285	12.9	1969/1997	713	92.4%	96.2%		96.3%		1,456	1.96		68,097
Eaves Mission Ridge	San Diego, CA	200	207,700	4.0	1960/1997	1,039	92.0%	95.9%		95.9%		1,713	1.58		24,513
AVA Cortez Hill(10)	San Diego, CA	299	230,395	1.2	1973/1998	771	91.3%	92.3	%(2)	95.3	%(2)	1,596	1.91		44,461
Avalon Fashion Valley	San Diego, CA	161	183,802	1.8	2008	1,142	86.3%	94.2%		94.5%		2,380	1.77		64,767
Eaves San Marcos	San Marcos, CA	184	161,352	10.8	1988/2011	877	97.3%	96.6%		95.2	%(3)	2,381	1.62		16,662
Eaves Rancho Penasquitos	San Diego, CA	250	191,256	10.2	1986/2011	765	95.6%	94.4%		94.1	%(3)	2,382	1.75		33,835

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy				Average rental rate			Financial reporting cost(5)
	City and state	Number of homes		Acres				2012		2011		$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
Los Angeles, CA
Avalon at Media Center	Burbank, CA	748	530,084	14.7	1961/1997	709	93.2%	97.2	%(2)	95.7%		1,464	2.01		79,481
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	18.2	1989/1997	897	95.2%	96.7%		95.8%		1,648	1.78		110,888
Eaves Warner Center	Woodland Hills, CA	227	191,443	6.8	1979/1998	843	94.7%	97.4%		96.7%		1,554	1.79		29,081
Avalon at Glendale(10)	Burbank, CA	223	241,714	5.1	2003	1,084	96.0%	96.8%		96.2%		2,278	2.03		41,929
Avalon Burbank	Burbank, CA	400	360,587	6.9	1988/2002	901	94.3%	96.1%		95.2%		2,195	2.34		94,642
Avalon Camarillo	Camarillo, CA	249	233,302	9.6	2006	937	92.8%	96.3%		96.9%		1,640	1.69		48,786
Avalon Wilshire	Los Angeles, CA	123	125,093	1.7	2007	1,017	90.2%	96.2%		94.7%		2,633	2.49		47,264
Avalon Encino	Los Angeles, CA	131	131,220	2.0	2008	1,002	96.2%	97.4%		97.8%		2,580	2.51		62,218
Avalon Warner Place	Canoga Park, CA	210	186,402	3.3	2007	888	93.8%	96.6%		96.4%		1,666	1.81		52,880
Eaves Phillips Ranch	Pomona, CA	501	498,036	32.2	1989/2011	994	93.8%	96.4%		94.4	%(3)	1,470	1.42		51,536
Eaves San Dimas	San Dimas, CA	102	94,200	5.1	1978/2011	924	97.1%	96.6%		97.1	%(3)	1,316	1.38		9,736
Eaves San Dimas Canyon	San Dimas, CA	156	144,669	7.9	1981/2011	927	93.6%	96.6%		96.3	%(3)	1,397	1.45		15,382
The Mark Pasadena	Pasadena, CA	84	70,648	1.2	1973/2012	841	94.0%	97.9	%(3)	N/A		1,755	2.04	(3)	19,947
Eaves Cerritos	Artesia, CA	151	106,889	3.4	1973/2012	708	92.7%	93.7	%(3)	N/A		1,387	1.84	(3)	29,500
Avalon Del Rey	Del Rey, CA	309	283,183	4.5	2006/2012	916	93.2%	95.1	%(3)	95.9%		2,733	2.89	(3)	103,007
DEVELOPMENT COMMUNITIES
Avalon Park Crest	Tysons Corner, VA	354	288,160	2.8	N/A	814	57.1%	29.4	%(3)	N/A		2,036	1.33	(3)	75,880
Avalon Garden City	Garden City, NY	204	287,669	11.3	N/A	1,410	90.2%	28.8	%(3)	N/A		3,420	0.75	(3)	64,924
Avalon Exeter(10)	Boston, MA	187	199,910	0.3	N/A	1,069	N/A	N/A		N/A		N/A	N/A		46,779
Avalon Irvine II	Irvine, CA	179	163,218	2.8	N/A	912	15.6%	8.3	%(3)	N/A		2,012	1.10	(3)	42,851
AVA Ballard	Seattle, WA	265	189,849	1.4	N/A	716	N/A	N/A		N/A		N/A	N/A		55,026
Avalon Shelton III	Shelton, CT	251	250,282	4.3	N/A	997	N/A	N/A		N/A		N/A	N/A		32,026
Avalon Hackensack(10)	Hackensack, NJ	226	228,260	4.2	N/A	1,010	N/A	N/A		N/A		N/A	N/A		27,101
AVA H Street	Washington, DC	138	94,798	0.7	N/A	687	11.6%	4.7	%(3)	N/A		2,216	1.82	(3)	30,173
Avalon West Chelsea/AVA High Line(10)	New York, NY	715	496,749	1.5	N/A	695	N/A	N/A		N/A		N/A	N/A		88,735
Avalon Natick	Natick, MA	407	369,827	6.5	N/A	909	N/A	N/A		N/A		N/A	N/A		54,808
Avalon Somerset	Somerset, NJ	384	389,392	11.6	N/A	1,014	23.2%	6.6	%(3)	N/A		2,683	0.42	(3)	53,161
Avalon Mosaic	Tysons Corner, VA	531	457,191	4.8	N/A	861	N/A	N/A		N/A		N/A	N/A		59,928
Avalon/AVA Assembly Row(10)	Somerville, MA	448	385,728	4.5	N/A	861	N/A	N/A		N/A		N/A	N/A		38,506
Avalon East Norwalk	Norwalk, CT	240	228,000	37.0	N/A	950	N/A	N/A		N/A		N/A	N/A		15,890

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy			Average rental rate		Financial reporting cost(5)
	City and state	Number of homes		Acres				2012	2011		$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
AVA University District	Seattle, WA	283	200,364	1.3	N/A	708	N/A	N/A	N/A		N/A	N/A	29,461
Avalon Dublin Station II	Dublin, CA	255	249,390	3.3	N/A	978	N/A	N/A	N/A		N/A	N/A	37,730
Avalon Morrison Park	San Jose, CA	250	277,000	4.4	N/A	1,108	N/A	N/A	N/A		N/A	N/A	31,450
AVA 55 Ninth	San Francisco, CA	273	236,691	0.8	N/A	867	N/A	N/A	N/A		N/A	N/A	39,750
Avalon Bloomingdale	Bloomingdale, NJ	174	178,872	11.6	N/A	1,028	N/A	N/A	N/A		N/A	N/A	6,963
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	147,140	2.7	N/A	1,051	N/A	N/A	N/A		N/A	N/A	13,276
Avalon Wharton	Wharton, NJ	248	246,814	8.0	N/A	995	N/A	N/A	N/A		N/A	N/A	1,925
Avalon Ossining	Ossining, NY	168	179,316	23.0	N/A	1,067	N/A	N/A	N/A		N/A	N/A	7,901
AVA Little Tokyo	Los Angeles, CA	401	282,917	2.7	N/A	706	N/A	N/A	N/A		N/A	N/A	27,546
UNCONSOLIDATED COMMUNITIES
Avalon at Mission Bay North II(9)	San Francisco, CA	313	291,556	1.5	2006	931	94.6%	96.3%	95.5%		3,519	3.64	N/A
Avalon Chrystie Place I(9)	New York, NY	361	266,940	1.3	2005	739	#N/A	95.7%	95.9%		4,503	5.83	N/A
Avalon Sunset(6)	Los Angeles, CA	82	72,604	0.8	1987/2005	885	95.1%	96.1%	96.0%		1,944	2.11	N/A
Civic Center(6)	Norwalk, CA	192	173,568	8.5	1987/2005	904	92.2%	95.7%	94.9%		1,614	1.71	N/A
Avalon Yerba Buena(6)(12)	San Francisco, CA	160	125,866	0.9	2000/2006	787	92.5%	96.6%	96.4%		3,280	4.03	N/A
South Hills Apartments(6)	West Covina, CA	85	104,600	5.3	1966/2007	1,231	96.5%	96.4%	96.5%		1,784	1.40	N/A
Middlesex Crossing(6)	Billerica, MA	252	188,915	13.0	2007	750	95.2%	97.2%	97.2%		1,368	1.77	N/A
Weymouth Place(6)	Weymouth, MA	211	154,957	7.7	1971/2007	734	91.9%	97.3%	97.4%		1,280	1.69	N/A
Avalon Cedar Place(6)	Columbia, MD	156	150,376	17.0	1972/2006	964	91.0%	96.4%	96.1%		1,337	1.34	N/A
Avalon Centerpoint(6)	Baltimore, MD	392	312,356	6.9	2005/2007	797	95.5%	96.6%	96.8%		924	1.12	N/A
Avalon at Rutherford Station(6)	East Rutherford, NJ	108	112,709	1.5	2005/2007	1,044	92.6%	95.9%	95.8%		2,357	2.17	N/A
Avalon Crystal Hill(6)	Pomona, NY	169	215,386	12.1	2001/2007	1,274	93.5%	96.8%	96.2%		2,091	1.59	N/A
Avalon Fair Oaks(11)	Fairfax, VA	491	373,843	13.5	1987/2009	761	92.5%	97.0%	96.4%		1,489	1.90	N/A
Avalon Bellevue Park(11)	Bellevue, WA	220	165,948	1.8	1994/2009	754	93.6%	95.7%	94.6%		1,406	1.78	N/A
Eaves Tustin(11)	Tustin, CA	628	512,022	23.5	1968/2010	815	94.7%	95.1%	96.0%		1,405	1.64	N/A
Eaves Los Alisos(11)	Lake Forest, CA	140	126,480	9.1	1978/2010	903	95.7%	95.6%	96.1%		1,380	1.46	N/A
Eaves Carlsbad(11)	San Diego, CA	449	339,152	29.0	1985/2011	755	96.0%	96.3%	93.4	%(3)	1,324	1.69	N/A
Eaves Rancho San Diego(11)	San Diego, CA	676	587,500	29.3	1985/2011	869	92.8%	95.9%	95.4	%(3)	1,403	1.55	N/A

Profile of Current, Development and Unconsolidated Communities(1)

			Approx. rentable area (Sq. Ft.)		Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/12	Average economic occupancy			Average rental rate			Financial reporting cost(5)
	City and state	Number of homes		Acres				2012		2011	$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
Avalon Rothbury(11)(12)	Gaithersburg, MD	205	228,114	11.8	2006/2010	1,113	93.2%	95.0%		95.8%	1,527	1.30		N/A
Briarwood Apartments(11)	Owings Mills, MD	348	340,868	16.0	1999/2010	980	92.5%	96.1%		95.6%	1,253	1.23		N/A
Eaves Gaithersburg(11)	Gaithersburg, MD	684	658,856	39.9	1974/2010	963	94.7%	95.4%		94.2%	1,292	1.28		N/A
Eaves Rockville(11)	Rockville, MD	210	403,912	14.5	1970/2011	1,923	91.9%	90.2%		95.4%	2,099	0.98		N/A
Fox Run Apartments(11)	Plainsboro, NJ	776	553,320	46.4	1973/2010	713	93.2%	96.6%		95.3%	1,145	1.55		N/A
Captain Parker Arms(11)	Lexington, MA	94	88,680	9.0	1965/2011	943	94.7%	96.0%		98.4%	1,943	1.98		N/A
Avalon Watchung(11)	Watchung, NJ	334	336,586	24.7	2003/2012	1,008	94.9%	96.2	%(3)	N/A	1,868	1.78	(3)	N/A

1.
We own a fee simple interest in the communities listed, excepted as noted below. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

2.
Represents a community that was under redevelopment during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

3.
Represents a community that is under construction at 12/31/12, or that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

4.
Represents the average rental revenue per occupied apartment home.

5.
Dollars in thousands. Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2012. Financial reporting costs are excluded for unconsolidated communities, see Note 5, "Investments in Real Estate Entities."

6.
We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.

7.
We own a general partnership interest in a partnership that owns a fee simple interest in this community.

8.
We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

9.
We own a membership interest in a limited liability company that holds a fee simple interest in this community.

10.
Community is located on land subject to a land lease.

11.
We own a 31.3% combined general partnership and indirect limited partner equity interest in this community.

12.
The Funds sold these communities in 2013.

Development Communities

        As of December 31, 2012, we had 23 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,599 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,832,900,000. In addition, the land for four Development Communities that we control under long-term land lease agreements are subject to future minimum rental amounts of approximately $9,302,000 per year in the aggregate. You should carefully review Item 1a., "Risk Factors," for a discussion of the risks associated with development activity and our discussion under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of development activity.

        The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

		Number of apartment homes	Total projected capitalized cost(1) ($ millions)	Construction start	Initial projected occupancy(2)	Estimated completion	Estimated stabilization(3)
1.	Avalon Garden City	204	$68.7	Q2 2011	Q2 2012	Q1 2013	Q2 2013
	Garden City, NY
2.	Avalon Park Crest	354	77.6	Q4 2010	Q3 2012	Q2 2013	Q4 2013
	Tysons Corner, VA
3.	Avalon Somerset	384	78.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ
4.	Avalon Irvine II	179	46.2	Q3 2011	Q4 2012	Q2 2013	Q4 2013
	Irvine, CA
5.	AVA H Street	138	33.7	Q4 2011	Q4 2012	Q2 2013	Q4 2013
	Washington, D.C.
6.	Avalon Natick	407	82.9	Q4 2011	Q1 2013	Q2 2014	Q4 2014
	Natick, MA
7.	AVA Ballard	265	68.8	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Seattle, WA
8.	Avalon Exeter(4)	187	114.0	Q2 2011	Q3 2013	Q1 2014	Q3 2014
	Boston, MA
9.	Avalon Shelton III	250	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
10.	Avalon Hackensack(4)	226	47.2	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ
11.	Avalon West Chelsea/AVA High Line(4)	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
12.	Avalon Mosaic	531	120.9	Q1 2012	Q4 2013	Q3 2014	Q1 2015
	Tysons Corner, VA
13.	Avalon East Norwalk	240	45.5	Q2 2012	Q2 2013	Q1 2014	Q3 2014
	Norwalk, CT
14.	Avalon Dublin Station II	255	73.0	Q2 2012	Q4 2013	Q2 2014	Q4 2014
	Dublin, CA
15.	Avalon/AVA Assembly Row(4)	448	113.5	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Somerville, MA
16.	AVA University District	283	76.7	Q2 2012	Q1 2014	Q3 2014	Q1 2015
	Seattle, WA
17.	Avalon at Wesmont Station II	140	24.8	Q3 2012	Q2 2013	Q4 2013	Q2 2014
	Wood-Ridge, NJ
18.	Avalon Bloomingdale	174	31.1	Q3 2012	Q3 2013	Q1 2014	Q3 2014
	Bloomingdale, NJ
19.	Avalon Morrison Park	250	79.7	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	San Jose, CA
20.	AVA 55 Ninth	273	123.3	Q3 2012	Q2 2014	Q4 2014	Q2 2015
	San Francisco, CA
21.	Avalon Ossining	168	37.4	Q4 2012	Q2 2014	Q3 2014	Q1 2015
	Ossining, NY
22.	AVA Little Tokyo	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
	Los Angeles, CA

		Number of apartment homes	Total projected capitalized cost(1) ($ millions)	Construction start	Initial projected occupancy(2)	Estimated completion	Estimated stabilization(3)
23.	Avalon Wharton	248	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
	Wharton, NJ

	Total	6,599	$1,832.9

(1)
Total projected capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs or land lease costs through construction completion, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)
Future projected initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)
Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)
Development Community subject to a long-term ground lease.

Redevelopment Communities

        As of December 31, 2012, we had five consolidated communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $59,800,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, for redevelopment communities we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate continuing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1a., "Risk Factors," for a discussion of the risks associated with redevelopment activity.

        The following presents a summary of these Redevelopment Communities. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

		Number of apartment homes	Total projected capitalized cost(1) ($ millions)	Reconstruction Start	Estimated reconstruction completion	Estimated restabilized operations(2)
1.	Eaves San Jose	440	$14.9	Q4 2011	Q2 2013	Q3 2013
	San Jose, CA
2.	Eaves Fairfax City	141	4.9	Q2 2012	Q1 2013	Q2 2013
	Fairfax, VA
3.	The Avalon	110	8.3	Q3 2012	Q3 2013	Q4 2013
	Bronxville, NY
4.	Avalon at Media Center(3)	748	19.3	Q4 2012	Q4 2014	Q1 2015
	Burbank, CA
5.	Avalon Campbell	348	12.4	Q4 2012	Q2 2014	Q3 2014
	Campbell, CA

	Total	1,787	$59.8

(1)
Total projected capitalized cost includes all capitalized costs projected to be or actually incurred to redevelop the respective Redevelopment Community, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated redevelopment overhead and other regulatory fees, all as determined in accordance with GAAP.

(2)
Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
The scope of work completed during 2012 did not impact occupancy or rental income; therefore, this community is included in the Established Community portfolio.

Development Rights

        At December 31, 2012, we had $316,037,000 in acquisition and related capitalized costs for land parcels we own, and $24,665,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 34 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2012 includes $244,015,000 in original land acquisition costs. The original land acquisition cost per home ranged from $9,000 per home in Connecticut to $149,000 per home in New York City. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,602 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own of the same brand group.

        For 21 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the 13 remaining Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

        The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions regarding the initial selection of a Development Right, and whether or not to continue to invest in a Development Right, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Initial development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2012, we incurred a charge of approximately $1,757,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

        You should carefully review Section 1a., "Risk Factors," for a discussion of the risks associated with Development Rights.

        The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

Location	Number of rights	Estimated number of homes	Total projected capitalized cost ($ millions)(1)
Boston, MA	6	1,766	$604
Fairfield-New Haven, CT	2	290	66
New York, NY(2)	2	1,237	515
New Jersey	10	2,593	566
Long Island, NY	2	483	151
Washington, DC Metro	4	1,200	287
Seattle, WA	3	749	182
Oakland-East Bay, CA	1	250	85
San Francisco, CA	1	182	85
Los Angeles, CA	2	631	225
San Diego, CA	1	221	55

Total	34	9,602	$2,821

(1)
Total projected capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)
Includes development rights in Westchester County and Rockland County, NY.

Land Acquisitions

        We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2012, we acquired land parcels for nine Development Rights including the final land parcels related to our purchase commitment for Avalon Willoughby Square, as shown in the table below, for an aggregate purchase price of approximately $100,564,000. For eight of the nine parcels construction has either started or will start within the next 12 months. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

		Estimated number of apartment homes	Total projected capitalized cost(1) ($ millions)	Date acquired
1.	Avalon Willoughby Square	823	$421.4	April/September 2012(2)
	Brooklyn, NY
2.	AVA 55 Ninth	273	123.3	June 2012
	San Francisco, CA
3.	Avalon at Wesmont Station Phase II	140	24.8	July 2012
	Wood-Ridge, NJ
4.	AVA Stuart Street	400	175.9	July 2012
	Boston, MA
5.	Avalon Vista	221	54.9	August 2012
	Vista, CA
6.	Avalon Canton	196	40.1	November 2012
	Canton, MA
7.	Avalon Alderwood I	367	68.3	December 2012
	Lynwood, WA
8.	Avalon Alderwood II	124	24.2	December 2012
	Lynwood, WA
9.	Avalon Ossining	168	37.4	December 2012
	Ossining, NY

	Total	2,712	$970.3

(1)
Total projected capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)
Represents the final parcels purchased under our long term purchase commitment.

Other Land and Real Estate Assets

        We own land parcels with a carrying value of approximately $23,964,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. The current carrying value of these land parcels reflects impairment charges of $9,057,000 incurred in prior periods. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Recent Disposition Activity

        We (i) sell assets when they do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2012 to January 31, 2013, we sold our interest in four wholly-owned communities containing 1,578 apartment homes. The aggregate gross sales price for these assets was $268,250,000.

Insurance and Risk of Uninsured Losses

        We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management's view, economically impractical. You should carefully review the discussion under Item 1a., "Risk Factors," of this Form 10-K for a discussion of risks associated with an uninsured property or liability loss.

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

        In May 2012, we renewed our property insurance policy, with no material change in coverage. In August 2012, we renewed our general liability and workers compensation insurance policies with no material change in coverage.

        In October 2012, Superstorm Sandy impacted several apartment communities in the Company's Mid-Atlantic and Northeast portfolios. The Company recognized a casualty loss of $1,449,000 for losses incurred related to Superstorm Sandy. As of the date of this filing, the Company does not expect to recognize significant additional costs related to the damage from Superstorm Sandy.

        Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") which is designed to make terrorism insurance available through a federal back-stop program until 2014. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $250,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism. This insurance, often referred to as "non-certified" terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

        An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company's related prevention and remediation activities, please refer to the discussion under Item 1a., "Risk Factors—We may incur costs due to environmental contamination or non-compliance," elsewhere in this report. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

        We also carry crime policies (also commonly referred to as a fidelity policy or employee dishonesty policy) that protect the Company, up to $5,000,000 per occurrence, from employee theft of money, securities or property.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not currently believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2012 and 2011, as reported by the NYSE. On January 31, 2013 there were 738 holders of record of an aggregate of 114,405,582 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2012			2011
	Sales Price			Sales Price
			Dividends declared			Dividends declared
	High	Low		High	Low
Quarter ended March 31	$141.69	$123.71	$0.9700	$121.65	$108.21	$0.8925
Quarter ended June 30	$148.54	$134.51	$0.9700	$133.81	$117.59	$0.8925
Quarter ended September 30	$151.11	$134.03	$0.9700	$139.89	$113.27	$0.8925
Quarter ended December 31	$139.70	$126.12	$0.9700	$136.37	$107.58	$0.8925

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

        In January 2013, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2013 of $1.07 per share, a 10.3% increase over the previous quarterly dividend per share of $0.97. The dividend will be payable on April 15, 2013 to all common stockholders of record as of March 28, 2013.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
October 1 - October 31, 2012	399	$130.35	—	$200,000
November 1 - November 30, 2012	—	—	—	$200,000
December 1 - December 31, 2012	—	—	—	$200,000

(1)
Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

(2)
As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company's $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

        Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table provides historical consolidated financial, operating and other data for the Company. You should read the table with our Consolidated Financial Statements and the Notes included in this report (dollars in thousands, except per share information).

	For the year ended
	12-31-12	12-31-11	12-31-10	12-31-09	12-31-08
Revenue:
Rental and other income	$1,028,403	$926,431	$835,466	$790,620	$756,565
Management, development and other fees	10,257	9,656	7,354	7,328	6,568

Total revenue	1,038,660	936,087	842,820	797,948	763,133

Expenses:
Operating expenses, excluding property taxes	278,481	257,718	246,257	237,841	226,417
Property taxes	101,136	92,568	87,864	78,383	69,075
Interest expense, net	136,920	167,814	169,997	145,090	110,250
(Gain) loss on extinguishment of debt, net	1,179	1,940	—	25,910	(1,839)
Depreciation expense	256,026	239,060	220,563	197,084	172,203
General and administrative expense	34,101	29,371	26,846	28,748	42,781
Casualty and impairment loss	1,449	14,052	—	21,152	57,899

Total expenses	809,292	802,523	751,527	734,208	676,786

Equity in income of unconsolidated entities	20,914	5,120	762	1,441	4,566
Gain on sale of land	280	13,716	—	4,830	—
Gain on acquisition of unconsolidated entity	14,194	—	—	—	—

Income from continuing operations	264,756	152,400	92,055	70,011	90,913
Discontinued operations:
Income from discontinued operations	12,495	7,880	7,950	20,376	34,932
Gain on sale of communities	146,311	281,090	74,074	63,887	284,901

Total discontinued operations	158,806	288,970	82,024	84,263	319,833

Net income	423,562	441,370	174,079	154,274	410,746
Net loss attributable to noncontrolling interests	307	252	1,252	1,373	741

Net income attributable to the Company	423,869	441,622	175,331	155,647	411,487
Dividends attributable to preferred stock	—	—	—	—	(10,454)

Net income attributable to common stockholders	$423,869	$441,622	$175,331	$155,647	$401,033

Per Common Share and Share Information:
Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$2.71	$1.69	$1.10	$0.89	$1.05

Discontinued operations attributable to common stockholders	1.63	3.20	0.98	1.05	4.16

Net income attributable to common stockholders	$4.34	$4.89	$2.08	$1.94	$5.21

Weighted average shares outstanding—basic(1)	97,416,401	89,922,465	83,859,936	79,951,348	76,783,515
Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$2.70	$1.69	$1.10	$0.89	$1.05

Discontinued operations attributable to common stockholders	1.62	3.18	0.97	1.04	4.12

Net income attributable to common stockholders	$4.32	$4.87	$2.07	$1.93	$5.17

Weighted average shares outstanding—diluted(2)	98,025,152	90,777,462	84,632,869	80,599,657	77,578,852
Cash dividends declared(3)	$3.88	$3.57	$3.57	$3.57	$3.57

(1)
Amounts do not include unvested restricted shares included in the calculation of Earnings per Share. Please refer to Note 1, "Organization and Basis of Presentation—Earnings per Common Share" of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.

(2)
Weighted average common shares outstanding—diluted for 2008 includes the impact of approximately 2.6 million common shares issued under the special dividend declared on December 17, 2008.

(3)
Does not include the special dividend of $1.8075 per share, which was declared on December 17, 2008, and paid in the form of shares of the Company's common stock.

        The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

	For the year ended
	12-31-12	12-31-11	12-31-10	12-31-09	12-31-08
Other Information:
Net income attributable to the Company	$423,869	$441,622	$175,331	$155,647	$411,487
Depreciation—continuing operations	256,026	239,060	220,563	197,084	172,203
Depreciation—discontinued operations	4,068	11,209	12,379	21,202	27,249
Interest expense, net—continuing operations(1)	138,099	169,754	169,997	171,000	108,411
Interest expense, net—discontinued operations(1)	735	8,688	5,212	5,914	7,957

EBITDA(2)	$822,797	$870,333	$583,482	$550,847	$727,307

Funds from Operations(3)	$521,047	$414,482	$338,353	$315,841	$315,947
Number of Current Communities(4)	180	181	172	165	164
Number of apartment homes	52,792	53,294	51,245	47,926	45,728
Balance Sheet Information:
Real estate, before accumulated depreciation	$10,049,484	$9,288,496	$8,661,211	$8,360,091	$8,002,487
Total assets	$11,160,078	$8,482,390	$7,821,488	$7,457,605	$7,174,353
Notes payable and unsecured credit facilities	$3,851,033	$3,632,296	$4,067,657	$3,974,872	$3,674,457
Cash Flow Information:
Net cash flows provided by operating activities	$540,819	$429,391	$332,106	$376,581	$386,084
Net cash flows used in investing activities	$(623,386)	$(443,141)	$(298,936)	$(333,559)	$(266,309)
Net cash flows (used in) provided by financing activities	$2,199,332	$326,233	$167,565	$(4,285)	$(75,111)

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

(3)
We generally consider Funds from Operations, or "FFO," as defined below, to be an appropriate supplemental measure of our operating and financial performance because, by excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. We believe that in order to understand our operating results, FFO should be examined with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® ("NAREIT"), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

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

FFO also does not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is provided in "Cash Flow Information" in the table on the previous page.

The following is a reconciliation of net income to FFO (dollars in thousands, except per share data).

	For the year ended
	12-31-12	12-31-11	12-31-10	12-31-09	12-31-08
Net income attributable to the Company	$423,869	$441,622	$175,331	$155,647	$411,487
Dividends attributable to preferred stock	—	—	—	—	(10,454)
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	265,627	256,986	237,041	221,415	203,082
Distributions to noncontrolling interests, including discontinued operations	28	27	55	66	216
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(7,972)	(3,063)	—	—	(3,483)
Write-down of investment in unconsolidated real estate entities	—	—	—	2,600	—
Gain on sale of previously depreciated real estate assets	(146,311)	(281,090)	(74,074)	(63,887)	(284,901)
Gain on acquisition of unconsolidated real estate entity	(14,194)	—	—	—	—

Funds from Operations attributable to common stockholders	$521,047	$414,482	$338,353	$315,841	$315,947

Weighted average shares outstanding—diluted	98,025,152	90,777,462	84,632,869	80,599,657	77,578,852
FFO per common share—diluted	$5.32	$4.57	$4.00	$3.92	$4.07
(4)
Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. In addition, our actual results or developments could differ materially from those projected in such forward-looking statements as a result of the factors discussed under "Forward-Looking Statements" as well as the risk factors described in Item 1a, "Risk Factors," of this report.

        Capitalized terms used without definitions have the meaning as provided elsewhere in this Form 10-K.

Executive Overview

        As discussed under Item 1., "Business," we executed the Purchase Agreement under which we expect to acquire direct and indirect interests in certain operating and development communities from Archstone. We expect this transaction will close in the first quarter of 2013. The impact of the Archstone Acquisition is expected to significantly change the scope of our business and as a result our 2012 results of operations may not necessarily be representative of our future results of operations. Unless otherwise stated, all disclosures and discussion in this Form 10-K do not include the expected effects of the Archstone Acquisition.

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

        We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our markets. Our current markets include New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and the Northern and Southern California regions of the United States.

Financial Highlights

        For the year ended December 31, 2012, net income attributable to common stockholders was $423,869,000 compared to $441,622,000 for 2011, a decrease of 4.0%. The decrease was due primarily to decreased gains on sale of communities in 2012 as compared to 2011 and acquisition costs for the expected Archstone Acquisition offset partially by an increase in net operating income ("NOI") from both Established and newly stabilized communities.

        Apartment fundamentals improved throughout 2012 as compared to 2011, driven by a combination of a decline in the home ownership rate, modest employment growth and limited supply of new multifamily rental product. Full year 2012 Established Communities NOI increased 7.6% over the prior year across all of our markets as a result of an increase in rental revenue offset partially by an increase in operating expenses.

        During 2012, we raised approximately $3,370,000,000 of capital through the issuance of common equity and unsecured notes and asset sales. Proceeds were used to prefund our expected portion of the acquisition of Archstone, to fund current investment activities and to repay higher cost secured and unsecured debt both at or prior to their stated maturity. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms. The funds raised from dispositions consist of the proceeds from the sale of four communities and one land parcel for a gross sales price of $280,550,000.

        We believe our development activity will continue to create long-term value. We increased development activity during 2012 from the prior year in anticipation of favorable economic conditions and apartment fundamentals. During 2012, we completed the development of eight communities for an aggregate total capitalized cost of $513,100,000. We also started the development of twelve communities, which are expected to be completed for an estimated total capitalized cost of $891,300,000. In addition, during 2012 we completed the redevelopment of eleven communities for a total investment of $105,900,000, excluding costs incurred prior to the redevelopment.

        We believe that our current level of indebtedness, our current ability to service interest and other fixed charges and our current limited use of financial encumbrances (such as secured financing) provides flexibility in our capital raising activities. We expect to meet our liquidity needs from the issuance of unsecured debt and/or common and preferred equity and/or secured debt, as well as from disposition proceeds, joint venture investments or from retained cash. These sources will provide adequate access to the capital necessary to fund our development and redevelopment activities during 2013.

        With the completion of the investment period for Fund II in 2011, we became active again in acquiring wholly-owned apartment communities, directly purchasing the following four apartment communities during 2012, one of which occurred through a purchase of our joint venture partner's interest.

  •
  The Mark Pasadena, located in Pasadena, CA, which contains 84 apartment homes, was acquired for a purchase price of $19,400,000. In conjunction with this acquisition, we assumed the existing 4.61% fixed-rate mortgage loan with an outstanding principal amount of $11,958,000 which matures in June 2018 and is secured by the community.

  •
  Eaves Cerritos, located in Artesia, CA, which contains 151 apartment homes, was acquired for a purchase price of $29,500,000.

  •
  Eaves Burlington, located in Burlington MA, which contains 203 homes, was acquired for a purchase price of $40,250,000.

  •
  The Company acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which we held a 30% ownership interest. As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community. We paid approximately $67,200,000 for the joint venture partner's 70% interest as well as contributing our proportionate share of the note repayment to the venture. Upon the acquisition of Avalon Del Rey, we consolidated the community.

        We established Fund I and Fund II to engage in acquisition programs through discretionary investment funds. We believe this investment format provides the following attributes: (i) it enables us to access third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) it provides us with additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) it gives us greater visibility into the transactions occurring in multifamily assets, which helps us with other investment decisions related to our wholly-owned portfolio.

        Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I and, excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have made an equity investment of approximately $21,100,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.15% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in 2005 through the close of its investment period in March 2008. Fund I has a term that expires in March 2013, plus two one-year extension options.

        During 2012, Fund I sold six communities:

  •
  Avalon Lakeside, a 204 apartment home community in Chicago, IL, for $20,500,000;

  •
  Avalon at Poplar Creek, a 196 apartment home community in Chicago, IL, for $27,200,000;

  •
  Avalon Lombard, a 256 apartment home community in Chicago, IL, for $35,450,000;

  •
  Avalon Paseo Place, a 134 apartment home community in Fremont, CA, for $30,900,000;

  •
  Avalon Skyway, a 348 apartment home community in San Jose, CA, for $90,900,000; and

  •
  Avalon at Aberdeen Station, a 290 apartment home community in Aberdeen, NJ, for $66,250,000.

        Our proportionate share of the gain from the sale of these communities was $7,971,000. In conjunction with the disposition of these communities, Fund I repaid $89,142,000 of the related secured indebtedness in advance of the scheduled maturity dates, incurring charges for prepayment penalties and write off of deferred financing costs, of which our portion was approximately $530,000, reported as a reduction of Equity in income of unconsolidated entities.

        In addition, in 2013, Fund I sold Avalon at Yerba Buena, located in San Francisco, CA. Avalon at Yerba Buena contains 160 apartment homes and 32,000 square feet of retail space and was sold for $103,000,000.

        Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have made an equity investment of $107,938,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle through which we acquired investment interests in apartment communities from its formation in 2008 through the close of its investment period in August 2011.

        During the year ended December 31, 2012, a subsidiary of Fund II acquired Avalon Watchung, a 334 apartment home community located in Watchung, NJ, for $63,000,000. This was the final acquisition for Fund II.

        In 2013, Fund II sold Avalon Rothbury, a 205 apartment home community located in Gaithersburg, MD, for $39,600,000.

        We are not presently pursuing the formation of a new, third fund, preferring at this time to maintain flexibility in shaping our portfolio of wholly-owned assets through acquisitions and dispositions. However, we may acquire investments in existing fund structures in connection with the Archstone Acquisition, but these funds are not expected to limit our ability to acquire investments for our own account.

Communities Overview

        As of December 31, 2012, we owned or held a direct or indirect ownership interest in 203 apartment communities containing 59,391 apartment homes in nine states and the District of Columbia, of which 23 communities were under construction and five communities were under reconstruction. Of these communities, 26 were owned by entities that were not consolidated for financial reporting purposes, including 11 owned by subsidiaries of Fund I and 13 owned by subsidiaries of Fund II. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 34 wholly-owned communities that, if developed in the manner expected, will contain an estimated 9,602 apartment homes.

        Our real estate investments consist primarily of current operating apartment communities, Development Communities, and Development Rights. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities. Established Communities are generally operating communities that are consolidated for financial reporting purposes and were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities and the markets in which they are located to be compared between years. Other Stabilized Communities are generally all other consolidated operating communities that have stabilized occupancy and operating expenses during the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 8, "Segment Reporting," of our Consolidated Financial Statements.

        Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in "Results of Operations" as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities. Discussions related to these segments of our business can be found in "Liquidity and Capital Resources."

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

Results of Operations

        Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2012, 2011 and 2010 follows (dollars in thousands):

	2012	2011	$ Change	% Change	2011	2010	$ Change	% Change
Revenue:
Rental and other income	$1,028,403	$926,431	$101,972	11.0%	$926,431	$835,466	$90,965	10.9%
Management, development and other fees	10,257	9,656	601	6.2%	9,656	7,354	2,302	31.3%

Total revenue	1,038,660	936,087	102,573	11.0%	936,087	842,820	93,267	11.1%

Expenses:
Direct property operating expenses, excluding property taxes	218,867	209,412	9,455	4.5%	209,412	202,405	7,007	3.5%
Property taxes	101,136	92,568	8,568	9.3%	92,568	87,864	4,704	5.4%

Total community operating expenses	320,003	301,980	18,023	6.0%	301,980	290,269	11,711	4.0%

Corporate-level property management and other indirect operating expenses	42,193	40,213	1,980	4.9%	40,213	37,287	2,926	7.8%
Investments and investment management expense	6,071	5,126	945	18.4%	5,126	3,824	1,302	34.0%
Expensed acquisition, development and other pursuit costs	11,350	2,967	8,383	282.5%	2,967	2,741	226	8.2%
Interest expense, net	136,920	167,814	(30,894)	(18.4)%	167,814	169,997	(2,183)	(1.3)%
Loss on extinguishment of debt, net	1,179	1,940	(761)	(39.2)%	1,940	—	1,940	N/A
Depreciation expense	256,026	239,060	16,966	7.1%	239,060	220,563	18,497	8.4%
General and administrative expense	34,101	29,371	4,730	16.1%	29,371	26,846	2,525	9.4%
Casualty and impairment loss	1,449	14,052	(12,603)	(89.7)%	14,052	—	14,052	N/A
Gain on sale of land	(280)	(13,716)	13,436	(98.0)%	(13,716)	—	(13,716)	N/A
Gain on acquisition of unconsolidated real estate entity	(14,194)	—	(14,194)	100.0%	—	—	—	0.0%

Total other expenses	474,815	486,827	(12,012)	(2.5)%	486,827	461,258	25,569	5.5%

Equity in income of unconsolidated entities	20,914	5,120	15,794	308.5%	5,120	762	4,358	571.9%

Income from continuing operations	264,756	152,400	112,356	73.7%	152,400	92,055	60,345	65.6%
Discontinued operations:
Income from discontinued operations	12,495	7,880	4,615	58.6%	7,880	7,950	(70)	(0.9)%
Gain on sale of communities	146,311	281,090	(134,779)	(47.9)%	281,090	74,074	207,016	279.5%

Total discontinued operations	158,806	288,970	(130,164)	(45.0)%	288,970	82,024	206,946	252.3%

Net income	423,562	441,370	(17,808)	(4.0)%	441,370	174,079	267,291	153.5%
Net loss attributable to noncontrolling interests	307	252	55	21.8%	252	1,252	(1,000)	(79.9)%

Net income attributable to common stockholders	$423,869	$441,622	$(17,753)	(4.0)%	$441,622	$175,331	$266,291	151.9%

        Net income attributable to common stockholders decreased $17,753,000, or 4.0%, to $423,869,000 in 2012 primarily due to a decrease in gain on sale of communities as compared to the prior year, offset partially by increased NOI in 2012 over 2011. Net income attributable to common stockholders increased $266,291,000, or 151.9% in 2011 over 2010 due primarily to an increase in gain on sale of communities and increased NOI in 2011 over 2010.

        NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes.

        NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI necessarily indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2012, 2011 and 2010 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12-31-12	12-31-11	12-31-10
Net income	$423,562	$441,370	$174,079
Indirect operating expenses, net of corporate income	31,911	30,550	30,246
Investments and investment management expense	6,071	5,126	3,824
Expensed acquisition, development and other pursuit costs	11,350	2,967	2,741
Interest expense, net	136,920	167,814	169,997
Loss on extinguishment of debt, net	1,179	1,940	—
General and administrative expense	34,101	29,371	26,846
Equity in income of unconsolidated entities	(20,914)	(5,120)	(762)
Depreciation expense	256,026	239,060	220,563
Casualty and impairment loss	1,449	14,052	—
Gain on sale of real estate assets	(146,591)	(294,806)	(74,074)
(Income) loss from discontinued operations	(12,495)	(7,880)	(7,950)
Gain on acquisition of unconsolidated real estate entity	(14,194)	—	—

Net operating income	$708,375	$624,444	$545,510

        The NOI increases for both 2012 and 2011, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	Full Year 2012	Full Year 2011
Established Communities	$37,567	$34,652
Other Stabilized Communities	17,394	21,581
Development and Redevelopment Communities	28,970	22,701

Total	$83,931	$78,934

        The NOI increase for Established Communities in 2012 is due to a combination of increased rental revenues, offset partially by increased operating expenses. During 2012, we experienced sequential annual increases in rental rates over 2011, while maintaining occupancy of at least 95% in all markets, offset partially by an increase in operating expenses.

        Rental and other income increased in both 2012 and 2011 as compared to the prior years due to additional rental income generated from newly developed and acquired communities and increases in rental rates at our Established Communities.

          Overall Portfolio—The weighted average number of occupied apartment homes increased to 43,411 apartment homes for 2012 as compared to 42,613 homes for 2011 and 40,489 homes for 2010. The increase in 2012 over 2011 is due to homes available from newly developed and acquired communities, offset partially by communities sold during 2012 and 2011. The weighted average monthly revenue per occupied apartment home increased to $2,017 for 2012 as compared to $1,911 in 2011 and $1,823 in 2010.

          Established Communities—Rental revenue increased $41,698,000, or 5.8%, for 2012 and increased $33,335,000 or 5.1%, for 2011 as compared to the respective prior years. For 2012, the weighted average monthly revenue per occupied apartment home increased 5.6% to $2,092 compared to $1,981 in 2011 coupled with an increase in economic occupancy of 0.2% to 96.1%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

          We experienced increases in rental revenue for all of our Established Communities regions in 2012 as compared to the prior year as discussed in more detail below.

          The Metro New York/New Jersey region, which accounted for approximately 30.1% of Established Community rental revenue for 2012, experienced an increase in rental revenue of 5.5% for 2012 as compared to 2011. Average rental rates increased 5.2% to $2,548 over 2011 and economic occupancy increased 0.3% to 96.4% for 2012 as compared to 2011. While there has not been significant job growth in the financial services sector of the Metro New York/New Jersey region, job growth in the technology sector continues to support the improvement in apartment fundamentals in New York City and Northern New Jersey.

          The New England region accounted for approximately 22.0% of the Established Community rental revenue for 2012 and experienced a rental revenue increase of 4.2% over the prior year. Average rental rates increased 4.6% to $2,073, offset partially by a decrease in economic occupancy of 0.4% to 95.7% for 2012 as compared to 2011. The New England region's growth is driven by a renewed expansion in employment for the technology sector, primarily in the greater Boston area, offset somewhat by weakness in the financial services sector impacting the Fairfield-New Haven area. We expect continued but moderating revenue growth, with the increasing affordability of home ownership and future supply from new development impacting the longer term outlook.

          Northern California accounted for approximately 17.0% of the Established Community rental revenue for 2012 and experienced a rental revenue increase of 10.1% over the prior year. Average rental rates increased 10.0% to $2,151, and economic occupancy increased 0.1% to 96.1% for 2012 as compared to 2011. The growth in rental revenue is driven by the strength of Northern California's technology sector, which we expect will continue in 2013. An increase in development activity and future supply may slow revenue growth in future periods.

          The Mid-Atlantic region, which represented approximately 13.6% of Established Community rental revenue during 2012, experienced an increase in rental revenue of 3.6% as compared to 2011. Average rental rates increased by 3.2% to $1,900, and economic occupancy increased 0.4% to 95.9% for 2012 as compared to 2011. The Mid-Atlantic region is facing challenges resulting from additional supply due to new development and the uncertainty surrounding federal spending. We expect these factors will result in revenue growth at a slower pace relative to our other markets during 2013.

          Southern California accounted for approximately 13.0% of the Established Community rental revenue for 2012 and experienced a rental revenue increase of 4.9% over the prior year. Average rental rates increased 4.5% to $1,753, and economic occupancy increased 0.4% to 96.3% for 2012 as compared to 2011. The improvement in the Southern California market is driven by above average job growth and limited new supply, and we expect this trend will continue into 2013.

          The Pacific Northwest region accounted for approximately 4.3% of the Established Community rental revenue for 2012 and experienced a rental revenue increase of 9.6% over the prior year. Average rental rates increased 8.3% to $1,493, and economic occupancy increased by 1.3% to 96.3% for 2012 as compared to 2011. The Pacific Northwest's retail, technology and manufacturing sectors continue to support job creation and apartment fundamentals. Consistent with several of our other markets, new development and resulting additional supply may moderate revenue growth in future periods.

        Management, development and other fees increased $601,000, or 6.2%, in 2012 over 2011 and $2,302,000, or 31.3% in 2011 over 2010. The increases in both years were due primarily to increased asset management fees and property management fees from Fund II over the prior years.

        Direct property operating expenses, excluding property taxes increased $9,455,000, or 4.5% in 2012 and increased $7,007,000, or 3.5% for 2011 as compared to the prior years, primarily due to the addition of recently developed apartment homes.

        For Established Communities, direct property operating expenses, excluding property taxes, decreased $475,000, or 0.3% for 2012 and decreased $2,514,000 or 1.6% for 2011 as compared to the prior years. The decreases in 2012 and 2011 from the respective prior years were due to a decrease in utilities from milder temperatures and more favorable negotiated rates as well as decreased bad debt expense.

        Property taxes increased $8,568,000, or 9.3% and $4,704,000, or 5.4% in 2012 and 2011, respectively, over the prior years due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.

        For Established Communities, property taxes increased by $4,581,000, or 6.5% and decreased $631,000, or 0.9%, for 2012 and 2011, respectively, as compared to the prior year. The increase in 2012 over 2011 is due to appeals and settlements recognized in 2011 not present in 2012 coupled with increases in rates and assessments throughout our regions. The decrease in 2011 from 2010 is due to the appeals and settlements recognized in 2011 not present in 2010, offset partially by increased rates and assessments across all of our regions.

        Corporate-level property management and other indirect operating expenses increased by $1,980,000, or 4.9% and $2,926,000, or 7.8% in 2012 and 2011, respectively, over the prior years. The increases in 2012 and 2011 from the prior years are due primarily to increases in costs associated with our introduction and implementation of our AVA and Eaves by Avalon brands, and increases in compensation costs.

        Investments and investment management costs increased by $945,000, or 18.4% and $1,302,000, or 34.0% in 2012 and 2011, respectively, over the prior years due primarily to increases in compensation costs.

        Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred for acquisitions of operating real estate and abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $8,383,000 or 282.5% in 2012 over 2011 due primarily to costs associated with the Archstone Acquisition.

        Interest expense, net decreased $30,894,000, or 18.4% and decreased $2,183,000, or 1.3% in 2012 and 2011, respectively as compared to the prior years. The decreases in 2012 and 2011 from the prior years are due primarily to decreases in the average outstanding indebtedness and lower average effective interest rates coupled with increases in the amount of capitalized interest. The increases in capitalized interest over the respective prior years were driven primarily by the increase in our development activity and development pursuits. The year-over-year decrease in interest expense, net, in 2012 from 2011 was offset somewhat by interest income associated with escrow accounts for certain tax exempt secured borrowings recognized in 2011 that were not present in 2012.

        Loss on the extinguishment of debt, net reflects the impact from prepayment penalties, expensing deferred financing costs from our debt repurchase and retirement activity, or payments above or below the carrying basis, excluding assets sold or held for sale, which is included in discontinued operations, below. During 2012, we recognized a non-cash charge for the write off of deferred financing fees related to the early retirement of a secured note. In 2011 we incurred charges for a prepayment penalty and the write off of deferred financing fees related to the early retirement of a secured note, with no comparable activity in 2010.

        Depreciation expense increased in 2012 and 2011 primarily due to the net increase in assets from the completion of development and redevelopment activities and acquisition activity, offset by a reduction in depreciation expense from assets sold during 2012, 2011and 2010.

        General and administrative expense ("G&A") increased $4,730,000, or 16.1% in 2012 and $2,525,000, or 9.4% in 2011 as compared to the prior years. The increases in both periods are attributable to increased compensation expense and professional fees.

        Casualty and impairment loss for 2012 consists of the losses we incurred associated with Superstorm Sandy. Amounts for 2011 are composed of the write down of two land parcels and an other than temporary impairment of an investment in unconsolidated joint venture.

        Gain on sale of land decreased in 2012 and increased in 2011 as compared to the prior years due to the volume and associated gains on the sale of land parcels in each of the respective years.

        Gain on acquisition of unconsolidated entity represents the amount by which the fair value of our prior ownership interest in the joint venture that owned Avalon Del Rey exceeded our carrying value.

        Equity in income of unconsolidated entities increased $15,794,000, or 308.5% in 2012 and $4,358,000, or 571.9% in 2011 as compared to prior years. The increase in 2012 is due primarily to the recognition of income from our promoted interest for Avalon Del Rey and an increase in our proportionate share of gains from Fund I disposition activity over the prior year periods. The increase in 2011 is due to the recognition of our proportionate share of the gain on sale of communities by Fund I, offset partially by increased acquisition costs from Fund II over 2010.

        Income from discontinued operations represents the net income generated by communities sold or qualifying as discontinued operations during the period from January 1, 2010 through December 31, 2012. This income increased for 2012 and decreased for 2011 due to changes in the number of communities sold in each year as compared to the prior year period. See Note 6, "Real Estate Disposition Activities," to our Consolidated Financial Statements.

        Gain on sale of communities decreased in 2012 and increased in 2011 as compared to the prior years due to a change in the volume of community disposition activity and associated gains as compared to the prior year. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

        Net loss attributable to noncontrolling interests resulted in income to us from the allocation of losses to the noncontrolling interests of $307,000 in 2012 and $252,000 in 2011. The decrease in loss allocated in 2011 relative to 2010 is due primarily to improved operating results of the Fund I community we consolidate. The conversion and redemption of limited partnership units in 2011 and 2010 also contributed to the decrease in 2011 from 2010, thereby reducing outside ownership interest and the allocation of net losses to outside ownership interests.

Liquidity and Capital Resources

        We believe our principal short-term liquidity needs are to fund:

  •
  the cash consideration due and any costs associated with the expected Archstone Acquisition as discussed in this Form 10-K, or any additional liquidity needs associated with the expected Archstone Acquisition;

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

        We continued to have cost effective access to the capital markets during the year ended December 31, 2012. Net proceeds of approximately $3,100,458,000 were provided by capital markets activity in 2012. Capital raising activities included public equity and debt, including amounts issued in an underwritten public offering of common stock in December 2012, the issuance of unsecured notes in September and December 2012 and the issuance of common stock during 2012 under CEP II and CEP III, discussed below. In 2013, we expect to meet all of our liquidity needs from a variety of internal and external sources, including cash balances on hand, asset sales and other public or private sources of liquidity as discussed below, as well as our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. At December 31, 2012, we have unrestricted cash and cash equivalents of $2,733,618,000 available to fund the Archstone Acquisition, to fund current liquidity needs as well as to fund development and acquisition related activities.

        Unrestricted cash and cash equivalents totaled $2,733,618,000 at December 31, 2012, an increase of $2,116,765,000 from $616,853,000 at December 31, 2011. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

          Operating Activities—Net cash provided by operating activities increased to $540,819,000 in 2012 from $429,354,000 in 2011. The increase was driven primarily by increased cash flows from community operations in 2012 as compared to 2011 and the timing of general corporate expenditures.

          Investing Activities—Net cash used in investing activities of $623,386,000 in 2012 related to investments in assets through development, redevelopment, and acquisitions, partially offset by proceeds of $274,018,000 from the sale of real estate. In total, we invested $937,946,000 during 2012 in the following areas:

    •
    We invested approximately $755,363,000 in the development and redevelopment of communities;

    •
    We invested $155,755,000 in the acquisition of four apartment communities, acquisition costs associated with these acquisitions, and costs related to the expected Archstone Acquisition; and

    •
    We had capital expenditures of $26,528,000 for real estate and non-real estate assets.

          Financing Activities—Net cash provided by financing activities totaled $2,199,332,000 in 2012. The net cash provided is due to $2,430,190,000 received from the issuance of common stock, primarily through the underwritten common equity offering we executed in November 2012, through CEP II and CEP III, and stock option exercises, and the proceeds from our $450,000,000 and $250,000,000 unsecured notes offerings. These proceeds were offset partially by $365,572,000 of dividends paid, repayment of unsecured notes of $381,001,000, the repayment of mortgage notes payable of $110,013,000, and the settlement of an interest rate contract for $54,930,000.

Variable Rate Unsecured Credit Facility

        In September 2011, we entered into a $750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility"). In December 2012, pursuant to an option available under the terms of the Credit Facility, with the approval of the lending syndicate we expanded the aggregate facility size to $1,300,000,000, extended the maturity of the credit facility from September 2015 to April 2017, and amended other sections of the Credit Facility (the "Facility Increase"). We may further extend the term for up to two additional six month periods (for a total extension of one year), provided we are not in default and upon payment of a $975,000 extension fee for each extension option.

        In connection with the Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on our borrowings from time to time decreased. The Credit Facility now bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% per annum (1.25% on January 31, 2013). The stated spread over LIBOR can vary from LIBOR plus 0.95% to LIBOR plus 1.725% based on our credit ratings.             In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Facility Increase, the annual facility fee was also amended to lower the fee from 0.175% to 0.15% (approximately $1,950,000 based on the $1,300,000,000 facility size and based on our current credit rating).

        We did not have any borrowings outstanding under the Credit Facility and had $42,575,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2013.

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

        We were in compliance with these covenants at December 31, 2012.

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

Continuous Equity Offering Program

        In November 2010, we commenced our second continuous equity program ("CEP II"), under which we were authorized to sell up to $500,000,000 of our common stock from time to time during a 36-month period. In conjunction with CEP II, we engaged sales agents who received compensation of approximately 1.5% of the gross sales price for shares sold. For the year ended December 31, 2012 we sold 1,435,215 shares under CEP II at an average sales price of $140.41 per share, for aggregate net proceeds of $198,489,000. From program inception in November 2010 through completion in July 2012, we sold 3,925,980 shares at an average price of $127.36 per share, for aggregate net proceeds of $492,490,000.

        In August 2012, we commenced our third continuous equity program ("CEP III"), under which we may sell up to $750,000,000 of shares of our common stock during a 36-month period. In conjunction with CEP III we have engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. From program inception through December 31, 2012, we sold 729,991 shares at an average sales price of $142.09, for net proceeds of $102,168,000.

Underwritten Public Offering of Common Stock

        In December 2012, we issued 16,675,000 shares of our common stock at $130.00 per share. Net proceeds of approximately $2,102,718,000 are expected to be used to repay a portion of the debt we expect to assume in connection with the Archstone Acquisition, to fund the cash consideration due in connection with the Archstone Acquisition, to fund the fees, costs and expenses related thereto or, if the acquisition does not occur, for general corporate purposes.

Future Financing and Capital Needs—Debt and Derivative Maturities

        One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For unsecured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance the debt. This refinancing may be accomplished by uncollateralized private or public debt offerings, additional debt financing that is secured by mortgages on individual communities or groups of communities, borrowings under our Credit Facility or by equity offerings. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

        We are also party to a $215,000,000 forward interest rate swap agreement, which was executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2013. In 2013, based on changes in our capital markets outlook for the year, coupled with our current liquidity position, it is now uncertain as to whether we will issue the anticipated debt for which this interest rate protection agreement was transacted. We expect to settle this position at or prior to its maturity in May 2013 for the fair value at the time of settlement. At the point that we deem the anticipated debt issuance probable of not occurring, we will record a charge for the reversal of the amount recorded within accumulated other comprehensive income for the forward interest swap agreement. If we do issue the debt as previously anticipated, then the amounts recorded within accumulated other comprehensive income will be recognized as interest expense over the term of the debt. As of January 31, 2013 we had recorded a liability related to the value of this contract of $49,675,000

        In conjunction with our issuance of unsecured notes in September 2012, discussed below, we cash settled a liability associated with a second $215,000,000 forward interest rate swap contract to which we were a party in September 2012 for $54,930,000.

        In addition to the proceeds received from the common equity offering we completed in December 2012 and from the CEP II and CEP III offerings during 2012 and the forward interest rate swap agreement discussed above, the following financing activity occurred during 2012:

  •
  In January 2012, we repaid $179,400,000 principal amount of 5.5% unsecured notes pursuant to their scheduled maturity.

  •
  In February 2012, in conjunction with the acquisition of a community, we assumed the existing 4.61% mortgage note in the amount of $11,958,000 that matures in June 2018, and is secured by the community.

  •
  Also in February 2012, we repaid a variable rate secured mortgage note in the amount of $48,500,000 in advance of its November 2039 scheduled maturity date. In conjunction with the early retirement we incurred a non-cash charge of $1,179,000 for the write off of deferred financing fees which was recognized as a loss on extinguishment of debt on the Consolidated Statements of Comprehensive Income.

  •
  In May 2012, we repaid a variable rate secured mortgage note in the amount of $14,566,000 in accordance with its scheduled maturity date.

  •
  Also in May 2012, in conjunction with the disposition of an operating community, we repaid a variable rate secured mortgage note in the amount of $33,100,000 in advance of its scheduled maturity date. We incurred a charge of $602,000 for a prepayment penalty and the write off of deferred financing fees associated with the early repayment of this note included in income from discontinued operations on the accompanying Consolidated Statements of Comprehensive Income.

  •
  In September 2012, we issued $450,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement. The notes mature in September 2022 and were issued at a 2.95% interest rate. The notes have an effective interest rate of approximately 4.30%, including the effect of the interest rate hedge discussed above and offering costs.

  •
  In November 2012, we repaid $201,601,000 principal amount of 6.125% unsecured notes pursuant to their scheduled maturity.

  •
  In December 2012, we issued $250,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement. The notes mature in March 2023 and were issued at a 2.85% interest rate. The notes have an effective interest rate of 3.00%, including the effect of offering costs.

        The following table details debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2012 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest of the indebtedness of any unconsolidated entities in which we have any equity or other interest. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

			Balance Outstanding			Scheduled maturities
	All-In interest rate(1)	Principal maturity date
Community			12-31-11	12-31-12		2013	2014	2015	2016	2017	Thereafter
Tax-exempt bonds
Fixed rate
Eaves Washingtonian Center I	7.81%	May-2027	$9,103	$8,764		$364	$390	$419	$449	$482	$6,660
Avalon Oaks	7.49%	Feb-2041	16,468	16,288		195	209	223	240	257	15,164
Avalon Oaks West	7.54%	Apr-2043	16,367	16,205		173	185	198	211	225	15,213
Avalon at Chestnut Hill	6.15%	Oct-2047	40,781	40,390		411	434	457	482	509	38,097
Avalon Morningside Park	4.62%	May-2046	100,000	—	(6)	—	—	—	—	—	—

			182,719	81,647		1,143	1,218	1,297	1,382	1,473	75,134
Variable rate(2)
Avalon at Mountain View	1.03%	Feb-2017	18,300	18,300	(3)	—	—	—	—	18,300	—
Avalon at Mission Viejo	1.29%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.21%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.55%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.56%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.08%	Nov-2037	93,800	93,800		—	—	—	—	—	93,800
Avalon Bowery Place II	—	Nov-2039	48,500	—	(5)	—	—	—	—	—	—
Avalon Acton	1.65%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	2.50%	Mar-2046	116,000	116,000		—	—	—	—	—	116,000
Avalon Walnut Creek	2.46%	Mar-2046	10,000	10,000		—	—	—	—	—	10,000
Avalon Morningside Park	4.62%	May-2046	—	100,000	(6)	—	—	—	—	—	100,000

			416,435	467,935		—	—	—	—	18,300	449,635
Conventional loans(4)
Fixed rate
$250 Million unsecured notes	—	Jan-2012	104,400	—	(7)	—	—	—	—	—	—
$250 Million unsecured notes	—	Nov-2012	201,601	—	(7)	—	—	—	—	—	—
$100 Million unsecured notes	5.11%	Mar-2013	100,000	100,000		100,000	—	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	150,000	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	—	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	—	250,000		—	—	—	—	—	250,000
Avalon at Tysons West	5.55%	Jul-2028	5,668	5,465		216	229	242	255	271	4,252
Avalon Orchards	7.78%	Jul-2033	18,321	17,939		412	441	472	506	542	15,566
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125		170,125	—	—	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	110,600	—	—	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	150,000	—	—	—
Avalon Darien	6.22%	Nov-2015	49,907	49,221		742	789	47,690	—	—	—
Avalon Greyrock Place	6.12%	Nov-2015	60,133	59,292		907	962	57,423	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,991	20,737		273	289	307	323	346	19,199
Eaves Trumbull	5.93%	May-2019	41,048	40,552		533	566	601	631	676	37,545
Avalon at Stamford Harbor	5.92%	May-2019	65,261	64,472		847	900	955	1,003	1,075	59,692
Avalon Freehold	5.94%	May-2019	36,388	35,948		473	502	532	559	599	33,283
Avalon Run East	5.94%	May-2019	38,991	38,519		506	538	571	599	642	35,663
Eaves Nanuet	6.06%	May-2019	65,800	65,004		855	907	963	1,011	1,083	60,185
Avalon at Edgewater	5.94%	May-2019	78,046	77,103		1,016	1,076	1,142	1,199	1,285	71,385
Avalon at Foxhall	6.05%	May-2019	58,620	57,912		763	808	858	901	965	53,617
Avalon at Gallery Place	6.05%	May-2019	45,547	44,997		592	628	667	700	750	41,660
Avalon at Traville	5.91%	May-2019	77,187	76,254		1,003	1,065	1,130	1,186	1,271	70,599
Avalon Bellevue	5.91%	May-2019	26,522	26,201		344	366	388	408	437	24,258
Avalon on the Alameda	5.90%	May-2019	53,624	52,975		696	740	785	824	883	49,047
Avalon at Mission Bay North	5.90%	May-2019	72,785	71,905		946	1,004	1,065	1,118	1,198	66,574
Fairfax Towers	5.01%	Aug-2015	43,426	42,459		1,019	1,070	40,370	—	—	—
Eaves Phillips Ranch	5.75%	Jun-2013	54,574	53,348		53,348	—	—	—	—	—
The Mark Pasadena	4.77%	Jun-2018	—	11,958		89	186	195	202	213	11,073

			2,902,065	3,295,486		335,705	163,066	416,956	261,425	262,236	1,856,098
Variable rate(2)(4)
Avalon at Bedford Center	—	May-2012	14,806	—	(7)	—	—	—	—	—	—
Avalon Walnut Creek	2.54%	Mar-2046	9,000	9,000		—	—	—	—	—	9,000
$250 Million unsecured notes	—	Jan-2012	75,000	—	(7)	—	—	—	—	—	—

			98,806	9,000		—	—	—	—	—	9,000

Total indebtedness—excluding unsecured credit facility			$3,600,025	$3,854,068		$336,848	$164,284	$418,253	$262,807	$282,009	$2,389,867

(1)
Includes credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs and other fees.

(2)
Variable rates are given as of December 31, 2012.

(3)
Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)
Balances outstanding represent total amounts due at maturity, and are net of $4,202 of debt discount and $1,791 of debt discount and basis adjustments associated with the hedged unsecured notes as of December 31, 2012 and December 31, 2011, respectively, and $1,167 and $962 premium associated with secured notes as of December 31, 2012 and December 31, 2011, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(5)
In February 2012, we elected to repay this mortgage note at par in advance of its maturity date.

(6)
In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(7)
Borrowing was repaid in accordance with its scheduled maturity.

Future Financing and Capital Needs—Portfolio and Other Activity

        As discussed in this Form 10-K, we have entered into a Purchase Agreement to acquire certain of Archstone's net assets. See discussion under "Contractual Obligations."

        As of December 31, 2012, we had 23 wholly-owned communities under construction, for which a total estimated cost of $983,079,000 remained to be invested. We also had five wholly-owned communities under reconstruction, for which a total estimated cost of $43,090,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction and fund development costs related to pursuing Development Rights will be funded from:

  •
  our $1,300,000,000 Credit Facility until it expires in 2017;

  •
  cash currently on hand, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

  •
  retained operating cash;

  •
  the net proceeds from sales of existing communities;

  •
  the issuance of debt or equity securities; and/or

  •
  private equity funding, including joint venture activity.

        Before planned reconstruction activity, including reconstruction activity related to communities owned by the Funds, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

        As of December 31, 2012, we had investments in the following unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 5 "Investments in Real Estate Entities" of the Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results.

        Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table. The information presented in this table may materially change as a result of the expected Archstone Acquisition which we anticipate will occur in the first quarter of 2013.

				Debt
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost(1)	Amount(2)	Type	Interest Rate(3)	Maturity Date
Fund I
1. Avalon Sunset—Los Angeles, CA		82	$20,939	$12,750	Fixed	5.41%	Mar 2014
2. Avalon at Civic Center—Norwalk, CA		192	42,814	27,001	Fixed	5.38%	Aug 2013
3. Avalon at Yerba Buena—San Francisco, CA(4)		160	66,871	41,500	Fixed	5.88%	Mar 2014
4. The Springs—Corona, CA(5)		320	30,025	23,172	Fixed	6.06%	Oct 2014
5. Avalon Cedar Place—Columbia, MD		156	24,526	12,000	Fixed	5.68%	Feb 2015
6. Avalon Centerpoint—Baltimore, MD(6)		392	80,278	45,000	Fixed	5.74%	Dec 2014
7. Middlesex Crossing—Billerica, MA		252	38,553	24,100	Fixed	5.49%	Dec 2014
8. Avalon Crystal Hill—Ponoma, NY		169	38,888	24,500	Fixed	5.43%	Dec 2014
9. Avalon Rutherford Station—East Rutherford, NJ		108	36,849	19,115	Fixed	6.13%	Sep 2016
10. South Hills Apartments—West Covina, CA		85	24,872	11,761	Fixed	5.92%	Oct 2014
11. Weymouth Place—Weymouth, MA		211	25,359	13,455	Fixed	5.12%	Mar 2015

Total Fund I	15.2%	2,127	$429,974	$254,354		5.7%

Fund II
1. Avalon Bellevue Park—Bellevue, WA		220	$33,993	$21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks—Fairfax, VA		491	72,321	42,600	Fixed	5.26%	May 2017
3. Avalon Rothbury—Gaithersburg, MD(4)		205	31,592	18,750	Variable	2.82%	Jun 2017
4. Briarwood Apartments—Owings Mills, MD		348	45,585	26,850	Fixed	3.64%	Nov 2017
5. Eaves Gaithersburg—Gaithersburg, MD(7)		684	102,235	63,200	Fixed	5.42%	Jan 2018
6. Eaves Tustin—Tustin, CA		628	100,450	59,100	Fixed	3.81%	Oct 2017
7. Eaves Los Alisos—Lake Forest, CA		140	27,442	—	N/A	N/A	N/A
8. Fox Run Apartments—Plainsboro, NJ(7)		776	87,799	53,143	Fixed	4.56%	Nov 2014
9. Eaves Carlsbad—Carlsbad, CA		449	79,068	46,141	Fixed	4.68%	Feb 2018
10. Eaves Rockville—Rockville, MD		210	51,300	31,448	Fixed	4.26%	Aug 2019
11. Captain Parker Arms—Lexington, MA		94	21,880	13,500	Fixed	3.90%	Sep 2019
12. Eaves Rancho San Diego—San Diego , CA		676	126,030	72,881	Fixed	3.45%	Nov 2018
13. Avalon Watchung—Watchung, NJ		334	65,927	40,950	Fixed	3.37%	Apr 2019

Total Fund II	31.3%	5,255	$845,622	$490,078		4.3%

Other Operating Joint Ventures
1. Avalon Chrystie Place I—New York, NY(8)	20.0%	361	$137,212	$117,000	Variable	1.53%	Nov 2036
2. Avalon at Mission Bay North II—San Francisco, CA(8)	25.0%	313	124,251	105,000	Fixed	6.02%	Dec 2015

Total Other Joint Ventures		674	$261,463	$222,000		3.7%

Total Unconsolidated Investments		8,056	$1,537,059	$966,432		4.5%

(1)
Represents total capitalized cost as of December 31, 2012.

(2)
We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)
Totals represent weighted average rate on outstanding debt as of December 31, 2012.

(4)
This community was sold in January 2013.

(5)
Beginning in the third quarter of 2010, the Company consolidated the net assets and results of operations of The Springs.

(6)
Borrowing on this community is comprised of three mortgage loans.

(7)
Borrowing on this community is comprised of two mortgage loans.

(8)
After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

Off-Balance Sheet Arrangements

        In addition to our investment interests in unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 5, "Investments in Real Estate Entities," of our Consolidated Financial Statements located elsewhere in this report.

  •
  CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement. We agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC's repayment obligations under the bonds. We also guaranteed to the credit enhancer that CVP I, LLC would obtain a final certificate of occupancy for the project (Chrystie Place in New York City), which was obtained in December 2012, satisfying the conditions of the guarantee.

  •
  Subsidiaries of Fund I have 13 loans secured by individual assets with amounts outstanding in the aggregate of $254,354,000, including $23,172,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

    In addition, as part of the formation of Fund I, we provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2012). As of December 31, 2012, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2012.

  •
  As of December 31, 2012, subsidiaries of Fund II have 14 loans secured by individual assets with amounts outstanding in the aggregate of $490,078,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

    In addition, as part of the formation of Fund II, we provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of December 31, 2012). As of December 31, 2012, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under this guarantee, both at inception and as of December 31, 2012 was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2012.

  •
  Each individual mortgage loan of Fund I or Fund II was made to a special purpose, single asset subsidiary of the Funds. Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the respective Fund could also have obligations with respect to the mortgage loan. In no event do the mortgage loans provide for recourse against investors in the Funds, including against us or our wholly-owned subsidiaries that invest in the Funds. A default by a Fund or a Fund subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other "non-Fund" subsidiaries or affiliates. If a Fund subsidiary or a Fund were unable to meet its obligations under a loan, the value of our investment in that Fund would likely decline and we might also be more likely to be obligated under the guarantee we provided to one of the Fund partners in each Fund as described above. If a Fund subsidiary or a Fund were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support the Fund through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund asset).

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

  •
  In July 2012, one of our wholly owned subsidiaries acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which we held a 30% ownership interest. As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community. We paid approximately $67,200,000 to purchase our joint venture partner's 70% interest as well as paying the venture our proportionate share of the note repayment.

  •
  In 2007 we entered into a non-cancelable commitment (the "Commitment") to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000. During 2012 we purchased the remaining outstanding parcels for $27,709,000 satisfying our purchase obligation.

        There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.

Contractual Obligations

        In November 2012, we entered into agreements with (i) Equity Residential and its operating partnership, ERP Operating Partnership LP ("Equity Residential"), (ii) Lehman Brothers Holdings, Inc., ("Lehman"), and (iii) Archstone Enterprise LP ("Archstone"), pursuant to which AvalonBay and Equity Residential will acquire, directly or indirectly, all of the assets and entities owned by and all of the liabilities of Archstone. Under the terms of the agreements, we will acquire approximately 40% of Archstone's assets and liabilities and Equity Residential will acquire approximately 60% of Archstone's assets and liabilities ("Archstone Acquisition"). The transaction is expected to close during the first quarter of 2013.

        As disclosed in November 2012, we expect to purchase the following as part of the Archstone Acquisition, which is subject to adjustment up until the transaction closes:

  •
  66 apartment communities that are expected to be consolidated for financial reporting purposes, containing 22,222 apartment homes, of which six communities are under construction and are expected to contain 1,666 apartment homes upon completion;

  •
  Three parcels of land, which are expected to be wholly owned, and if developed as anticipated, are expected to contain a total of 968 apartment homes;

  •
  Interests in joint ventures the assets of which consist primarily of real estate, for which our ownership percentage is expected to be up to 40%, and that are not expected to be consolidated for financial reporting purposes.

        The Company expects to provide the following consideration for the Archstone Acquisition:

  •
  the issuance of 14,889,706 shares of its common stock to Lehman or its designees;

  •
  cash payment of $669,000,000 to Lehman or its designees;

  •
  the assumption of approximately $3,700,000,000 principal amount of consolidated indebtedness;

  •
  the acquisition with Equity Residential of interests in entities that have preferred units outstanding that may be presented for redemption from time to time. The Company's 40% share of the liquidation value of and accrued dividends on these outstanding Archstone preferred units is approximately $132,200,000 at January 31, 2013; and

  •
  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company will share in 40% of the cost of these liabilities.

        Equity Residential and we are jointly and severally liable for most obligations to Lehman related to the Archstone Acquisition. If we and Equity Residential fail to close the Archstone Acquisition by March 26, 2013, then Equity Residential and we could be liable for payment of a termination fee of $800,000,000. The closing of the transaction is also subject to customary closing conditions, which do not include our and Equity Residential's ability to obtain the necessary financing or lender consents for the transaction. Unless otherwise stated, all amounts and disclosures included in this Form 10-K do not include any impact from the anticipated closing of the Archstone Acquisition.

        There have not been any other material changes outside of the ordinary course of business to our contractual obligations during 2012. Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2012 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$3,854,068	$336,848	$582,537	$544,816	$2,389,867
Interest on Debt Obligations	1,072,220	159,273	290,355	221,136	401,456
Capital Lease Obligations(1)	70,489	2,427	4,621	20,075	43,366
Operating Lease Obligations(1)	1,269,071	17,996	36,833	35,850	1,178,392
Asset Purchase Commitment(2)	669,000	669,000	—	—	—

Total	$6,934,848	$1,185,544	$914,346	$821,877	$4,013,081

(1)
Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

(2)
Represents our obligation for cash payment pursuant to the expected Archstone Acquisition. We expect to pay additional non-cash considerations as described in this report.

Inflation and Deflation

        Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Similarly, in a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter-term leases.

Forward-Looking Statements

        This Form 10-K contains "forward-looking statements" as that term is defined under the Private Securities

        Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will" and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

  •
  our potential development, redevelopment, acquisition or disposition of communities including completion of the expected Archstone Acquisition;

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

        We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the factors referred to below, you should carefully review the discussion under Item 1a., "Risk Factors," and the other disclosures elsewhere in this document for further discussion of additional risks and uncertainties associated with our business and these forward-looking statements.

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

        In addition, any forward-looking statements or forecasts relating to the business, prospects, operating statistics or financial results that relate to or may be expected to result from the Archstone Acquisition are based on expectations, forecasts and assumptions that are inherently speculative and are subject to substantial risks and uncertainties, many of which we cannot predict with accuracy and some of which we may not have anticipated. As a result, the actual operating statistics and financial results that relate to or may be expected to result from the Archstone Acquisition may differ materially from the Company's forecasts. Risks, uncertainties and other factors related to the Archstone Acquisition that might cause such differences include, among other things, the following: the Archstone Acquisition may not close at the time or on the terms that we currently expect; assumptions concerning the availability and/or terms of financing, including among other things obtaining lender consents to the assumption of indebtedness related to the Archstone Acquisition may not be realized; obtaining joint venture partner consents to the assumption of partnership interest related to the Archstone Acquisitions may not be realized; we may not be able to integrate the assets and operations acquired in the Archstone Acquisition in a manner consistent with our assumptions and/or we may fail to achieve expected efficiencies and synergies; we may encounter liabilities related to the Archstone Acquisition for which we may be responsible that were unknown to us at the time we agreed to the Archstone Acquisition or at the time of this report; and our assumptions concerning risks relating to our lack of control of joint ventures and our ability to successfully dispose of certain assets may not be realized.

Critical Accounting Policies

        The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, "Organization and Basis of Presentation" of our Consolidated Financial Statements.

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

        If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2012, our assets would have increased by $1,280,984,000 and our liabilities would have increased by $963,664,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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

        During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $26,513,000, $23,984,000, and $21,475,000 for 2012, 2011, and 2010, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

        There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2012 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our operating expenses would have increased by $2,651,000.

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

        Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2012 would have decreased by $2,467,000.

Abandoned Pursuit Costs & Asset Impairment

        We evaluate our real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we assess its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2012, 2011 and 2010, we did not record any impairment losses for wholly-owned operating real estate assets.

        We expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $1,757,000 in 2012, $1,957,000 in 2011 and $2,741,000 in 2010. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

        We also assess land held for development for impairment if our intent changes with respect to the development of the land. We did not recognize any impairment charges for land holdings in 2012 or 2010. During 2011, we concluded that we would pursue the sale of two land parcels and, as a result, that the carrying bases of the two land parcels were not fully recoverable. As a result, we recognized an aggregate charge of $12,097,000 for the impairment of these land parcels. We had previously recognized an impairment loss of $9,952,000 in 2008 when we determined that we no longer intended to pursue development of the assets. Our change in intent to pursue disposition of these assets rather than holding for investment triggered the determination that a further impairment of the basis for the land parcels existed. We looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels. Considering our knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, we used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

        We also evaluate our unconsolidated investments for impairment, considering both the carrying value of the investment, estimated to be the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as our proportionate share of any impairment of assets held by unconsolidated investments. During 2011, we concluded that because the market for for-sale housing development had not improved as expected, the investment in an unconsolidated joint venture was impaired and that impairment was other than temporary. As a result, we recognized a charge of $1,955,000 for the impairment of the investment in the unconsolidated joint venture. There were no impairment losses recognized by any of our investments in unconsolidated entities during 2012 or 2010.

        Our focus on value creation through real estate development presents an impairment risk in the event of a future deterioration of the real estate and/or capital markets or a decision by us to reduce or cease development. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed, or the likelihood of any future impairment charges, if any. You should also review Item 1a., "Risk Factors" of this Form 10-K.

REIT Status

        We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of our taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2012, our net income would have decreased by approximately $170,400,000.

        Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

Acquisition of Investments in Real Estate

        We account for our acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, building, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above-below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risk. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily in short-term LIBOR and the SIFMA index as a result of borrowings under our Credit Facility and outstanding bonds with variable interest rates. In addition, the fair value of our fixed rate unsecured and secured notes are impacted by changes in market interest rates. The effect of interest rate fluctuations on our results of operations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.

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

        We had $476,935,000 and $548,341,000 in variable rate debt outstanding including fixed rate debt effectively swapped to variable rates through swap agreements, as of 2012 and 2011, respectively. If interest rates on the variable rate debt had been 100 basis points higher throughout 2012 and 2011, our annual interest costs would have increased by approximately $3,969,000 and $6,534,000, respectively, based on balances outstanding during the applicable years.

        As of December 31, 2011 we had entered into fixed interest rate swap agreements to hedge fair value exposure for approximately $75,000,000 of our fixed rate unsecured notes with no similar positions at December 31, 2012. Had the fixed interest rate swap agreements used to hedge fair value exposure not been in place during 2011, our annual interest costs would have been approximately $1,765,000 higher, based on balances outstanding in 2011.

        Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.

        In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our Credit Facility) with an aggregate carrying value of $3,854,068,000 at December 31, 2012 had an estimated aggregate fair value of $4,077,397,000 at December 31, 2012. Contractual fixed rate debt represented $3,377,133,000 of the carrying value and $3,685,629,000 of the fair value at December 31, 2012. If interest rates had been 100 basis points higher as of December 31, 2012, the fair value of this fixed rate debt would have decreased by approximately $175,930,000.

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

  (b)
  Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9b.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 22, 2013, to the extent not set forth below.

        The Company maintains the 2009 Stock Option and Incentive Plan (the "2009 Plan") and the 1996 Non-Qualified

        Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

        The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Incentive Plan (the "1994 Plan") under which awards were previously made, and the ESPP as of December 31, 2012:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,108,481	(2)	107.58	(3)	3,121,508
Equity compensation plans not approved by security holders(4)	—		n/a		733,935

Total	1,108,481		107.58	(3)	3,855,443

(1)
Consists of the 2009 Plan.

(2)
Includes 81,097 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis, but does not include 202,218 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

(3)
Excludes deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(4)
Consists of the ESPP.

        The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 9, "Stock-Based Compensation Plans," of our Consolidated Financial Statements included in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 22, 2013.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 22, 2013.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements
Index to Financial Statements
Consolidated Financial Statements and Financial Statement Schedule:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-6
Notes to Consolidated Financial Statements	F-9
15(a)(2) Financial Statement Schedule
Schedule III—Real Estate and Accumulated Depreciation	F-44

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

15(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i	).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i).1 to Form 10-K of the Company filed March 1, 2007.)
3(i	).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(ii	).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to form 10-Q of the Company filed November 2, 2012.)
3(ii	).2	—	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated February 10, 2010. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-Q of the Company filed November 2, 2012.)
3(ii	).3	—	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated September 19, 2012. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed September 20, 2012.)
4.1		—
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
Amendment to the Company's Dividend Reinvestment and Stock Purchase Plan filed on March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.9	—	Amendment to the Company's Dividend Reinvestment and Stock Purchase Plan filed on May 15, 2006. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)
10.1	—
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
10.4	—
Master Substitution Agreement, dated April 23, 2009, between Deutsche Bank Berkshire Mortgage, Inc., AvalonBay Traville, LLC and the entities identified on Schedule B attached thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed August 10, 2009.)
10.5	—
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
10.7+	—
Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.8+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)
10.9+	—	Employment Agreement between the Company and Timothy J. Naughton, dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 21, 2011.)
10.10+	—	Employment Agreement between the Company and Thomas J. Sargeant dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed December 21, 2011.)
10.11+	—	Employment Agreement between the Company and Leo S. Horey dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed December 21, 2011.)
10.12+	—	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 28, 2009.)

10.13+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.14+	—
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
10.16+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.17+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.18+	—
1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)
10.19+	—
1996 Non-Qualified Employee Stock Purchase Plan—Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)
10.20+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed November 7, 2011.)
10.21+	—	The Company's Officer Severance Plan, as amended and restated on November 9, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 15, 2011.)
10.22+	—	AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004 (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)
10.23+	—	Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Refiled herewith.)
10.24+	—	Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Refiled herewith.)
10.25+	—	Amendment, dated September 19, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Refiled herewith.)
10.26+	—	Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Refiled herewith.)
10.27+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Refiled herewith.)

10.28+	—	Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.33 of Form 10-K of the Company filed March 2, 2009.)
10.29+	—	Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Refiled herewith.)
10.30+	—	Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Refiled herewith.)
10.31	—
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
10.32	—
Amendment No. 1 to Third Amended and Restated Revolving Loan Agreement, dated as of December 20, 2012, among the Company, as Borrower, the banks signatory thereto, each as a Bank, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company, filed December 21, 2012.)
10.33 +	—
Rules and Procedures for Non-Employee Directors' Deferred Compensation Program, as adopted on November 20, 2006, as amended on December 11, 2008, February 10, 2010 and November 10, 2010. (Incorporated by reference to Exhibit 10.49 to Form 10-K of the Company filed February 23, 2011.)
10.34+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)
10.35	—
Asset Purchase Agreement, dated November 26, 2012, by and among AvalonBay Communities, Inc., Equity Residential and its operating partnership, ERP Operating Partnership, LP, Lehman Brothers Holdings, Inc., and Archstone Enterprise LP. (Incorporated by reference to Exhibit 2.1 to Form 8-K of the Company filed November 26, 2012.)
10.37+	—	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 22, 2008).
12.1	—	Statements re: Computation of Ratios. (Filed herewith.)
21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)
23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders' equity, and (v) notes to consolidated financial statements.*

+
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

AvalonBay Communities, Inc.
Date: February 22, 2013	By:	/s/ TIMOTHY J. NAUGHTON Timothy J. Naughton, Director, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2013	By:	/s/ BRYCE BLAIR Bryce Blair, Chairman of the Board and Director
Date: February 22, 2013	By:	/s/ TIMOTHY J. NAUGHTON Timothy J. Naughton, Chief Executive Officer and President (Principal Executive Officer)
Date: February 22, 2013	By:	/s/ THOMAS J. SARGEANT Thomas J. Sargeant, Chief Financial Officer (Principal Financial Officer)
Date: February 22, 2013	By:	/s/ KERI A. SHEA Keri A. Shea, Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 22, 2013	By:	/s/ ALAN B. BUCKELEW Alan B. Buckelew, Director
Date: February 22, 2013	By:	/s/ BRUCE A. CHOATE Bruce A. Choate, Director
Date: February 22, 2013	By:	/s/ JOHN J. HEALY, JR. John J. Healy, Jr., Director
Date: February 22, 2013	By:	/s/ LANCE R. PRIMIS Lance R. Primis, Director
Date: February 22, 2013	By:	/s/ PETER S. RUMMELL Peter S. Rummell, Director
Date: February 22, 2013	By:	/s/ H. JAY SARLES H. Jay Sarles, Director
Date: February 22, 2013	By:	/s/ W. EDWARD WALTER W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

        We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2013

 Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

        We have audited AvalonBay Communities, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AvalonBay Communities, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of AvalonBay Communities, Inc. and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 22, 2013

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	12-31-12	12-31-11
ASSETS
Real estate:
Land	$1,440,590	$1,312,538
Buildings and improvements	7,185,853	6,574,297
Furniture, fixtures and equipment	255,733	223,161

	8,882,176	8,109,996
Less accumulated depreciation	(2,034,364)	(1,780,309)

Net operating real estate	6,847,812	6,329,687
Construction in progress, including land	802,883	597,303
Land held for development	316,037	325,918
Operating real estate assets held for sale, net	48,388	172,122

Total real estate, net	8,015,120	7,425,030
Cash and cash equivalents	2,733,618	616,853
Cash in escrow	50,033	73,400
Resident security deposits	24,748	23,597
Investments in unconsolidated real estate entities	129,352	144,561
Deferred financing costs, net	38,700	33,653
Deferred development costs	24,665	24,770
Prepaid expenses and other assets	143,842	140,526

Total assets	$11,160,078	$8,482,390

LIABILITIES AND EQUITY
Unsecured notes, net	$1,945,798	$1,629,210
Variable rate unsecured credit facility	—	—
Mortgage notes payable	1,905,235	1,969,986
Dividends payable	110,966	84,953
Payables for construction	53,677	36,845
Accrued expenses and other liabilities	224,194	245,520
Accrued interest payable	33,056	34,210
Resident security deposits	38,626	35,968
Liabilities related to real estate assets held for sale	706	36,743

Total liabilities	4,312,258	4,073,435

Redeemable noncontrolling interests	7,027	7,063
Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2012 and December 31, 2011; zero shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both December 31, 2012 and December 31, 2011; 114,403,472 and 95,175,677 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,144	952
Additional paid-in capital	7,086,407	4,652,457
Accumulated earnings less dividends	(142,329)	(171,648)
Accumulated other comprehensive loss	(108,007)	(87,020)

Total equity	6,837,215	4,394,741

Noncontrolling interest	3,578	7,151

Total equity	6,840,793	4,401,892

Total liabilities and equity	$11,160,078	$8,482,390

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the year ended
	12-31-12	12-31-11	12-31-10
Revenue:
Rental and other income	$1,028,403	$926,431	$835,466
Management, development and other fees	10,257	9,656	7,354

Total revenue	1,038,660	936,087	842,820

Expenses:
Operating expenses, excluding property taxes	278,481	257,718	246,257
Property taxes	101,136	92,568	87,864
Interest expense, net	136,920	167,814	169,997
Loss on extinguishment of debt, net	1,179	1,940	—
Depreciation expense	256,026	239,060	220,563
General and administrative expense	34,101	29,371	26,846
Casualty and impairment loss	1,449	14,052	—

Total expenses	809,292	802,523	751,527

Equity in income of unconsolidated entities	20,914	5,120	762
Gain on sale of land	280	13,716	—
Gain on acquisition of unconsolidated entity	14,194	—	—

Income from continuing operations	264,756	152,400	92,055

Discontinued operations:
Income from discontinued operations	12,495	7,880	7,950
Gain on sale of real estate assets	146,311	281,090	74,074

Total discontinued operations	158,806	288,970	82,024

Net income	423,562	441,370	174,079
Net loss attributable to noncontrolling interests	307	252	1,252

Net income attributable to common stockholders	$423,869	$441,622	$175,331

Other comprehensive income:
Unrealized loss on cash flow hedges	(22,876)	(85,845)	(108)
Cash flow hedge losses reclassified to earnings	1,889	—	—

Comprehensive income	$402,882	$355,777	$175,223

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders	$2.71	$1.69	$1.10
Discontinued operations attributable to common stockholders	1.63	3.20	0.98

Net income attributable to common stockholders	$4.34	$4.89	$2.08

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders	$2.70	$1.69	$1.10
Discontinued operations attributable to common stockholders	1.62	3.18	0.97

Net income attributable to common stockholders	$4.32	$4.87	$2.07

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Shares issued
						Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital				Noncontrolling interests	Total equity
Balance at December 31, 2009	—	81,528,957	$—	$815	$3,200,367	$(149,988)	$(1,067)	$3,050,127	$—	$3,050,127
Net income attributable to common stockholders	—	—	—	—	—	175,331	—	175,331	928	176,259
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(108)	(108)	—	(108)
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(5,573)	—	(5,573)	—	(5,573)
Noncontrolling interest consolidation and income allocation	—	—	—	—	—	—	—	—	4,045	4,045
Dividends declared to common stockholders	—	—	—	—	—	(302,518)	—	(302,518)	—	(302,518)
Issuance of common stock, net of withholdings	—	4,370,123	—	44	380,924	5	—	380,973	—	380,973
Amortization of deferred compensation	—	—	—	—	12,386	—	—	12,386	—	12,386

Balance at December 31, 2010	—	85,899,080	—	859	3,593,677	(282,743)	(1,175)	3,310,618	4,973	3,315,591
Net income attributable to common stockholders	—	—	—	—	—	441,622	—	441,622	(1,172)	440,450
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(85,845)	(85,845)	—	(85,845)
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Noncontrolling interest consolidation and income allocation	—	—	—	—	—	—	—	—	3,350	3,350
Dividends declared to common stockholders	—	—	—	—	—	(326,813)	—	(326,813)	—	(326,813)
Issuance of common stock, net of withholdings	—	9,276,597	—	93	1,036,316	(1,107)	—	1,035,302	—	1,035,302
Amortization of deferred compensation	—	—	—	—	22,464	—	—	22,464	—	22,464

Balance at December 31, 2011	—	95,175,677	—	952	4,652,457	(171,648)	(87,020)	4,394,741	7,151	4,401,892
Net income attributable to common stockholders	—	—	—	—	—	423,869	—	423,869	—	423,869
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(22,876)	(22,876)	—	(22,876)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	1,889	1,889	—	1,889
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(375)	—	(375)	—	(375)
Noncontrolling interest consolidation and income allocation	—	—	—	—	—	—	—	—	(3,573)	(3,573)
Dividends declared to common stockholders	—	—	—	—	—	(391,906)	—	(391,906)	—	(391,906)
Issuance of common stock, net of withholdings	—	19,227,795	—	192	2,416,852	(2,269)	—	2,414,775	—	2,414,775
Amortization of deferred compensation	—	—	—	—	17,098	—	—	17,098	—	17,098

Balance at December 31, 2012	—	114,403,472	$—	$1,144	$7,086,407	$(142,329)	$(108,007)	$6,837,215	$3,578	$6,840,793

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended
	12-31-12	12-31-11	12-31-10
Cash flows from operating activities:
Net income	$423,562	$441,370	$174,079
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	256,026	239,060	220,563
Depreciation expense from discontinued operations	4,068	11,209	12,379
Amortization of deferred financing costs and debt premium/discount	6,427	5,834	7,723
Amortization of stock-based compensation	8,707	7,244	5,938
Cash flow hedge losses reclassified to earnings	1,889	—	—
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	(12,103)	2,246	1,852
Loss on extinguishment of debt, net	1,781	5,820	—
Casualty loss and impairment of real estate assets	1,449	14,052	—
Gain on sale of real estate assets	(146,591)	(294,806)	(74,074)
Gain on acquisition of unconsolidated entity	(14,194)	—	—
Expensed acquisition costs	9,593	1,010	—
(Increase) decrease in cash in operating escrows	6,543	(7,702)	(4,996)
Increase in resident security deposits, prepaid expenses and other assets	(1,601)	(5,028)	(15,234)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(4,737)	9,045	3,876

Net cash provided by operating activities	540,819	429,354	332,106

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(755,363)	(640,778)	(429,853)
Acquisition of real estate assets, including partnership interest	(155,755)	(46,275)	—
Capital expenditures—existing real estate assets	(23,452)	(41,851)	(16,772)
Capital expenditures—non-real estate assets	(3,076)	(8,281)	(420)
Proceeds from exchange/sale of real estate, net of selling costs	274,018	310,228	194,009
Increase (decrease) in payables for construction	16,832	2,342	(15,190)
Decrease in cash in construction escrows	16,824	14,109	42,329
Acquisition of mortgage note	—	(1,701)	(24,000)
Decrease (increase) in investments in unconsolidated real estate entities	6,586	(30,934)	(49,039)

Net cash used in investing activities	(623,386)	(443,141)	(298,936)

Cash flows from financing activities:
Issuance of common stock	2,430,190	1,049,835	381,365
Dividends paid	(365,572)	(318,231)	(298,090)
Repayments of mortgage notes payable	(110,013)	(200,166)	(69,327)
Issuance of unsecured notes	700,000	—	250,000
Settlement of interest rate contract	(54,930)	—	—
Repayment of unsecured notes	(381,001)	(189,900)	(89,576)
Payment of deferred financing costs and issuance discounts	(15,664)	(5,996)	(6,524)
Redemption of units for cash by minority partners	—	(25)	—
Acquisition of joint venture partner equity interest	(3,350)	(9,070)	—
Distributions to DownREIT partnership unitholders	(29)	(20)	(61)
Distributions to joint venture and profit-sharing partners	(299)	(194)	(222)

Net cash provided by financing activities	2,199,332	326,233	167,565

Net increase in cash and cash equivalents	2,116,765	312,446	200,735
Cash and cash equivalents, beginning of year	616,853	304,407	103,672

Cash and cash equivalents, end of year	$2,733,618	$616,853	$304,407

Cash paid during the year for interest, net of amount capitalized	$119,268	$156,898	$157,014

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

        Supplemental disclosures of non-cash investing and financing activities:

        During the year ended December 31, 2012:

  •
  96,592 shares of common stock valued at $12,883,000 were issued in connection with stock grants, 2,331 shares valued at $321,000 were issued through the Company's dividend reinvestment plan, 121,351 shares valued at $15,543,000 were withheld to satisfy employees' tax withholding and other liabilities and 7,558 shares and options valued at $393,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 115,303 options for common stock at a value of $3,357,000.

  •
  The Company recorded an increase to other liabilities and a corresponding loss to other comprehensive income of $22,876,000; reclassified $1,889,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net and recorded a decrease to prepaid expenses and other assets of $11,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company's hedge accounting activity.

  •
  Common dividends declared but not paid totaled $110,966,000.

  •
  The Company recorded an increase of $375,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

  •
  The Company assumed a 4.61% fixed rate mortgage loan with an outstanding balance of $11,958,000 in conjunction with the acquisition of The Mark Pasadena.

        During the year ended December 31, 2011:

  •
  511,817 shares of common stock valued at $64,747,000 were issued in connection with stock grants, 3,343 shares valued at $403,000 were issued through the Company's dividend reinvestment plan, 129,762 shares valued at $14,891,000 were withheld to satisfy employees' tax withholding and other liabilities and 505 shares valued at $35,000 were forfeited, for a net value of $50,224,000. In addition, the Company granted 144,827 options for common stock at a value of $4,258,000.

  •
  7,500 units of limited partnership, valued at $365,000, were presented for redemption to the DownREIT partnerships that issued such units and were acquired by the Company in exchange for an equal number of shares of the Company's stock.

  •
  The Company recorded an increase to other liabilities and a corresponding loss to other comprehensive income of $85,845,000; and recorded a decrease to prepaid expenses and other assets of $1,498,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company's hedge accounting activity.

  •
  Common dividends declared but not paid totaled $84,953,000.

  •
  The Company recorded an increase of $2,607,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

  •
  The Company repaid all amounts due under a $93,440,000 variable rate, tax-exempt bond financing using the proceeds which were held in escrow.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

  •
  The Company assumed a 4.75% fixed rate mortgage loan with an outstanding balance of $44,044,000 in conjunction with the acquisition of Fairfax Towers.

  •
  As part of an asset exchange in April 2011, the Company assumed a $55,400,000 fixed rate mortgage loan with a 5.24% fixed rate and relinquished a $55,800,000 mortgage loan with a 5.86% fixed rate.

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

        During the year ended December 31, 2010:

  •
  102,984 shares of common stock valued at $7,777,000 were issued in connection with stock grants; 5,687 shares valued at $525,000 were issued through the Company's dividend reinvestment plan; 48,882 shares valued at $4,203,000 were withheld to satisfy employees' tax withholding and other liabilities; 1,300 shares valued at $39,000 were forfeited; 25 shares valued at $3,000 were issued in exchange for DownREIT partnership units and 61,055 shares valued at $3,322,000 were issued to two former members of the Company's Board of Directors in fulfillment of deferred stock awards, for a net value of $7,385,000. In addition, the Company granted 126,484 options for common stock at a value of $2,460,000.

  •
  The Company recorded a decrease to prepaid expenses and other assets and a corresponding decrease to other comprehensive income of $108,000 and recorded an increase of $1,737,000 to prepaid expenses and other assets with a corresponding offset to unsecured notes, net, to record the impact of the Company's hedge accounting activity.

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

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

        AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Code. The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier to entry markets of the United States. These markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Pacific Northwest and Northern and Southern California regions of the country.

        At December 31, 2012, the Company owned or held a direct or indirect ownership interest in 180 operating apartment communities containing 52,792 apartment homes in nine states and the District of Columbia, of which five communities containing 1,787 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 23 communities under construction that are expected to contain an aggregate of 6,599 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in rights to develop an additional 34 communities that, if developed as expected, will contain an estimated 9,602 apartment homes.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year.

        The Company accounts for the sale of real estate assets and the related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale.

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

        Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is still probable and (iii) ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, or the Company's intended use changes such that capitalization is no longer appropriate. For redevelopment efforts, the Company capitalizes costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized as incurred.

        The Company acquired as Development Rights four land parcels improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2012, the Company is actively pursuing development of three of these parcels. For the land parcel for which the Company either does not have active development activity or does not intend to pursue development, rental revenue and incremental costs from the incidental operations are recognized as a part of net income. For those land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on these land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

        In connection with the acquisition of an operating community, the Company identifies and records each asset acquired and liability assumed in such transaction at its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, such as in-place leases, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the average remaining lease term of the acquired leases. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents. The Company expenses all costs incurred related to acquisitions.

        Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes

        As of December 31, 2012, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2009 through 2011.

        The Company elected to be taxed as a REIT under the Code for its tax year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of the taxable income over the time period allowed under the Code to its stockholders. The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the avoidance of income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company received a net refund of $235,000 for federal excise taxes in 2010, recorded as a reduction of general and administrative expense in the Consolidated Statements of Comprehensive Income. The Company did not incur any charges or receive refunds of excise taxes related to 2011 or 2012. In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries is subject to federal, state and local income taxes, although no taxes were incurred during 2012.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

        The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands), (unaudited):

	2012 Estimate	2011 Actual	2010 Actual
Net income attributable to common stockholders	$423,869$	441,622	$175,331
GAAP gain on sale of communities (in excess of) less than tax gain	37,575	(84,152)	3,812
Depreciation/amortization timing differences on real estate	15,012	9,192	8,266
Tax compensation expense less than (in excess of) GAAP	(19,218)	(43,145)	(12,202)
Impairment loss	1,449	14,052	—
Other adjustments	(3,202)	183	12,628

Taxable net income	$455,485$	337,752	$187,835

        The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2012, 2011 and 2010 (unaudited):

	2012	2011	2010
Ordinary income	47%	34%	74%
15% capital gain	33%	47%	11%
Unrecaptured §1250 gain	20%	19%	15%

Deferred Financing Costs

        Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $20,773,000 at December 31, 2012 and $17,574,000 at December 31, 2011.

Cash, Cash Equivalents and Cash in Escrow

        Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow includes construction financing proceeds that are restricted for use in the construction of a specific community. The majority of the Company's cash, cash equivalents and cash in escrows are held at major commercial banks.

Interest Rate Contracts

        The Company utilizes derivative financial instruments to manage interest rate risk. As of December 31, 2012, the Company had approximately $410,200,000 in variable rate debt and forecasted debt issuance subject to cash flow hedges. As of December 31, 2011, there was approximately $640,006,000 in variable rate debt and forecasted debt issuance subject to cash flow hedges and

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

$75,000,000 of fixed rate debt subject to fair value hedges. Excluding debt on communities classified as held for sale, the Company did not apply hedge accounting for an additional $46,735,000 and $79,835,000 in variable rate debt which is subject to interest rate caps as of December 31, 2012 and December 31, 2011, respectively. See Note 10, "Fair Value," for further discussion of derivative financial instruments.

Comprehensive Income

        Comprehensive income, as reflected on the Consolidated Statements of Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss, as reflected on the Consolidated Statements of Stockholders' Equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

calculating earnings per share on a diluted basis. The Company's earnings per common share are determined as follows:

	For the year ended
	12-31-12	12-31-11	12-31-10
	(Dollars in thousands)
Basic and diluted shares outstanding
Weighted average common shares—basic	97,416,401	89,922,465	83,859,936
Weighted average DownREIT units outstanding	7,500	8,322	15,321
Effect of dilutive securities	601,251	846,675	757,612

Weighted average common shares—diluted	98,025,152	90,777,462	84,632,869

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$423,869	$441,622	$175,331
Net income allocated to unvested restricted shares	(1,264)	(1,631)	(498)

Net income attributable to common stockholders, adjusted	$422,605	$439,991	$174,833

Weighted average common shares—basic	97,416,401	89,922,465	83,859,936

Earnings per common share—basic	$4.34	$4.89	$2.08

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$423,869	$441,622	$175,331
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	28	27	55

Adjusted net income attributable to common stockholders	$423,897	$441,649	$175,386

Weighted average common shares—diluted	98,025,152	90,777,462	84,632,869

Earnings per common share—diluted	$4.32	$4.87	$2.07

Dividends per common share	$3.88	$3.57	$3.57

        Certain options to purchase shares of common stock in the amounts of 396,346 and 457,419 were outstanding at December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because such options are anti-dilutive.

Casualty Loss, Abandoned Pursuit Costs and Impairment of Long-Lived Assets

        During the three months ended December 31, 2012 the Company incurred damages related to Superstorm Sandy at certain of its communities on the East Coast. The Company recognized a charge of $1,449,000 for the three months and year ended December 31, 2012 for the casualty loss associated with this damage on the accompanying Consolidated Statements of Comprehensive Income.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

        The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2012, 2011 and 2010, the Company did not record any impairment losses for wholly-owned operating real estate assets.

        The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $1,757,000 in 2012, $1,957,000 in 2011 and $2,741,000 in 2010. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

        The Company assesses land for impairment if the intent of the Company changes with respect to either the development of, or the expected hold period for, the land. The Company did not recognize any impairment charges for land holdings in 2012 or 2010. During 2011, the Company concluded that the carrying basis of two land parcels were not fully recoverable when the Company decided to pursue the sale of these assets. As a result, the Company recognized an aggregate charge of $12,097,000 for the impairment of these land parcels. The impairment recognized in 2011 was primarily attributable to one of the land parcels, which the Company sold in 2012, as discussed in Note 6, "Real Estate Disposition Activities." The Company had previously recognized an impairment loss of $9,952,000 in 2008 when the Company determined that it no longer intended to pursue development of these two land parcels. At that time, the Company had the intent and ability to hold the assets for the foreseeable future. The Company looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels. Considering the Company's knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, the Company used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

        The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as the Company's proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company's investments in unconsolidated entities during the years ended December 31, 2012 and December 31, 2010. During 2011, the Company recognized a charge of $1,955,000 for the impairment of its investment in an unconsolidated joint venture. See discussion in Note 5, "Investments in Real Estate Entities."

Assets Held for Sale & Discontinued Operations

        The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company's Consolidated Statements of Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one operating community that qualified for held for sale presentation at December 31, 2012.

Redeemable Noncontrolling Interests

        Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest's initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in the Company's common shares, where permitted, may not be within the Company's control. The nature and valuation of the Company's redeemable noncontrolling interests are discussed further in Note 10, "Fair Value."

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

Derivative Instruments and Hedging Activities

        The Company enters into interest rate swap and interest rate cap agreements (collectively, the "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into derivative transactions for trading or other speculative purposes. The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of the Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of the Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of general and administrative expenses. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The Company discontinues the application of cash flow hedge accounting in the event that a hedged forecasted transaction is no longer probable of occurring. The Company will continue to defer any hedging gains or losses recognized up to the point that cash flow hedge accounting was discontinued, and recognize those amounts in earnings over the life of that hedged forecasted transaction, if the hedged forecasted transaction does occur as originally anticipated. In the event that a hedged forecasted transaction becomes probable of not occurring, the Company will reclassify hedging gains or losses from accumulated other comprehensive income into earnings. The effective portion of the change in fair value of the Hedging Derivatives that the Company determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

Noncontrolling Interests

        Noncontrolling interests represent our joint venture partners' claims on consolidated investments where the Company owns less than a 100% interest. The Company records these interests at their initial fair value, adjusting the basis prospectively for the joint venture partners' share of the respective consolidated investments' results of operations and applicable changes in ownership.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

Reclassifications

        Certain reclassifications have been made to amounts in prior years' financial statements to conform to current year presentations.

Recently Adopted Accounting Standards

        In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements. This guidance clarified the rules regarding the application of the highest and best use concept, fair value measurement of an instrument classified in equity and quantitative disclosure about unobservable inputs used in Level 3 prices. In addition, this guidance changes the principles applicable to the fair value measurement of instruments managed within a portfolio, application of premiums and discounts in a fair value measurement and additional disclosures about fair value. The Company adopted the guidance with no material impact on the Company's financial position or results of operations

        In February 2013, the FASB issued guidance on reclassifications out of accumulated other comprehensive income (AOCI). For significant items reclassified out of AOCI to net income in their entirety, reporting is required about the effect of the reclassifications on the respective line items where net income is presented. Additionally, for items that are not reclassified to net income in their entirety, a cross reference to other disclosures is required in the notes. The Company does not anticipate the guidance will have a material impact on the Company's financial position or results of operations.

2. Interest Capitalized

        The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $49,556,000 for 2012, $33,863,000 for 2011 and $33,393,000 for 2010.

3. Notes Payable, Unsecured Notes and Credit Facility

        The Company's mortgage notes payable, unsecured notes, and Credit Facility as of December 31, 2012 and December 31, 2011 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Notes Payable, Unsecured Notes and Credit Facility (Continued)

December 31, 2012 and 2011, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	12-31-12	12-31-11
Fixed rate unsecured notes(1)	$1,950,000	$1,556,001
Variable rate unsecured notes(1)	—	75,000
Fixed rate mortgage notes payable—conventional and tax-exempt(2)	1,427,133	1,528,783
Variable rate mortgage notes payable—conventional and tax-exempt	476,935	440,241

Total notes payable and unsecured notes	3,854,068	3,600,025
Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$3,854,068	$3,600,025

(1)
Balances at December 31, 2012 and December 31, 2011 exclude $4,202 and $1,802 of debt discount, and $0 and $11, respectively for basis adjustments, as reflected in unsecured notes, net on the Company's Consolidated Balance Sheets.

(2)
Balances at December 31, 2012 and December 31, 2011 exclude $1,167 and $962 of debt premium as reflected in mortgage notes payable on the Company's Consolidated Balance Sheets.

        The following debt activity occurred during the year ended December 31, 2012:

  •
  In January 2012, the Company repaid $179,400,000 principal amount of its 5.5% unsecured notes pursuant to their scheduled maturity.

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

  •
  Also in May 2012, in conjunction with the disposition of an operating community, the Company repaid a variable rate secured mortgage note in the amount of $33,100,000 in advance of its scheduled maturity date. The Company incurred a charge of $602,000 for a prepayment penalty and the write-off of deferred financing fees associated with the early repayment of this note which is included in income from discontinued operations on the accompanying Consolidated Statements of Comprehensive Income.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Notes Payable, Unsecured Notes and Credit Facility (Continued)

  •
  In September 2012, the Company issued $450,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement. The notes mature in September 2022 and were issued at a 2.95% rate. The notes have an effective interest rate of approximately 4.30%, including the effect of an interest rate hedge and offering costs.

  •
  In November 2012, the Company repaid $201,601,000 principal amount of its 6.125% unsecured notes pursuant to their scheduled maturity.

  •
  In December 2012, the Company issued $250,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement. The notes mature in March 2023 and were issued at a 2.85% rate. The notes have an effective interest rate of approximately 3.00%, including the effect of offering costs.

        In September 2011, the Company entered into a $750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility"). In December 2012, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, the Company increased the aggregate facility size by $550,000,000 to $1,300,000,000, extended the maturity of the Credit Facility from September 2015 to April 2017, and amended other sections of the Credit Facility (the "Facility Increase"). The Company may further extend the term for up to two additional six month periods (for a total extension of one year), provided we are not in default and upon payment of a $975,000 extension fee for each extension option.

        In connection with the Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on our borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% per annum (1.25% on December 31, 2012). The stated spread over LIBOR can vary from LIBOR plus 0.95% to LIBOR plus 1.725% based on our credit ratings.             In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Facility Increase, the annual facility fee was also amended to lower the fee from 0.175% to 0.15% (approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

        The Company had no borrowings outstanding under the Credit Facility and had $44,883,000 and $52,659,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2012 and December 31, 2011, respectively.

        In the aggregate, secured notes payable mature at various dates from April 2013 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $1,513,526,000 as of December 31, 2012).

        As of December 31, 2012, the Company has guaranteed approximately $245,787,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate mortgage notes payable (conventional and tax-exempt) was 5.8% and 5.7% at December 31, 2012 and December 31, 2011, respectively. The weighted average interest rate of the Company's variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.7% and 2.3% at December 31, 2012 and December 31, 2011, respectively.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Notes Payable, Unsecured Notes and Credit Facility (Continued)

        Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2012 are as follows (dollars in thousands):

Year	Secured notes payments(1)	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2013	$13,375	$223,473	$100,000	4.950%
2014	14,284	—	150,000	5.375%
2015	12,170	406,083	—	—
2016	12,807	—	250,000	5.750%
2017	13,709	18,300	250,000	5.700%
2018	14,330	11,073	—	—
2019	2,597	610,813	—	—
2020	2,768	—	250,000	6.100%
2021	2,952	—	250,000	3.950%
2022	3,147	—	450,000	2.950%
Thereafter	83,552	458,635	250,000	2.850%

	$175,691	$1,728,377	$1,950,000

(1)
Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

        The Company's unsecured notes are redeemable at our option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific series of unsecured note, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued contains limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2012.

4. Stockholders' Equity

        As of December 31, 2012 and 2011, the Company's charter had authorized for issuance a total of 140,000,000 shares of common stock and 50,000,000 shares of preferred stock.

        During the year ended December 31, 2012, the Company:

  (i)
  issued 18,840,206 shares of common stock through underwritten public offerings and public offerings under CEP II and CEP III;

  (ii)
  issued 407,784 shares of common stock in connection with stock options exercised;

  (iii)
  issued 2,331 common shares through the Company's dividend reinvestment plan;

  (iv)
  issued 96,592 common shares in connection with stock grants;

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stockholders' Equity (Continued)

  (v)
  withheld 121,351 common shares to satisfy employees' tax withholding and other liabilities;

  (vi)
  cancelled 4,027 shares of restricted common stock upon forfeiture; and

  (vii)
  issued 6,260 shares through the Employee Stock Purchase Plan.

        In addition, the Company granted 115,303 options for common stock to employees. Any deferred compensation related to the Company's stock option and restricted stock grants during 2012 is not reflected on the Company's Consolidated Balance Sheet as of December 31, 2012, and will not be reflected until earned as compensation cost.

        In December 2012, the Company issued 16,675,000 shares of common stock at $130.00 per share. Net proceeds of approximately $2,102,718,000 are to prefund the expected Archstone Acquisition and related matters, discussed further in Note 7. "Commitments and Contingencies".

        In November 2010, the Company commenced a second continuous equity program ("CEP II"), under which the Company was authorized to sell up to $500,000,000 of its common stock from time to time during a 36-month period. During the year ended December 31, 2012, the Company completed the sale of common stock authorized under CEP II, selling 1,435,215 shares at an average sales price of $140.41 per share, for aggregate net proceeds of $198,489,000. From program inception in November 2010 through completion in 2012, the Company issued 3,925,980 common shares at an average price of $127.36 per share for net proceeds of $492,490,000.

        In August 2012, the Company commenced a third continuous equity program ("CEP III"), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2012, the Company sold 729,991 shares at an average sales price of $142.09 per share, for net proceeds of $102,168,000.

5. Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

        The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, except as otherwise noted below, as discussed in Note 1, "Organization and Basis of Presentation," under Principles of Consolidation. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

        As of December 31, 2012, the Company had investments in the following real estate entities:

  •
  CVP I, LLC—In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in 2005. The Company holds a 20% equity interest (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2011 and 2012). The Company is the managing

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Real Estate Entities (Continued)

    member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party.

    As of December 31, 2012, CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000 which have permanent credit enhancement. The Company guaranteed to the credit enhancer that CVP I, LLC will obtain a final certificate of occupancy for the project, which was received in 2012, satisfying the Company's obligations under the guarantee. The Company also agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC's repayment obligations under the bonds. Our 80% partner in this venture agreed that it will reimburse us its pro rata share of any amounts paid relative to the outstanding guaranteed obligation. The estimated fair value of and our obligation under the outstanding guarantee, both at inception and as of December 31, 2012, was not significant. As a result the Company has not recorded any obligation associated with the guarantee at December 31, 2012.

  •
  MVP I, LLC—In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction of Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company holds a 25% equity interest in the venture. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a fixed-rate conventional loan, which is secured by the underlying real estate assets of the community, for $105,000,000. The loan is an interest-only note bearing interest at 6.02%, maturing in December 2015. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so.

  •
  Arna Valley View LP—In connection with the municipal approval process to develop a consolidated community, the Company entered into a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community in Arlington, Virginia. This community has affordable rents for 100% of apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company manages the community and is subject to a management agreement. As of December 31, 2012, Arna Valley View has $5,678,000 of variable rate, tax-exempt bonds outstanding, which mature in June 2032. In addition, Arna Valley View has $5,963,000 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View's debt is neither guaranteed by, nor recourse, to the Company. Due to the Company's limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

  •
  Aria at Hathorne Hill, LLC—In the second quarter of 2007, a wholly-owned taxable REIT subsidiary of the Company entered into an LLC agreement with a joint venture partner to develop 64 for-sale town homes with a projected total capitalized cost of $23,621,000 in Danvers, Massachusetts on an out parcel adjacent to our Avalon Danvers rental apartment community. Approximately 30% of the homes have been built and sold. The out parcel was zoned for for-sale activity, and was contributed to the LLC by a subsidiary of the Company in exchange for

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Real Estate Entities (Continued)

    a 50% ownership interest. During 2011, the Company concluded that because the market for for-sale housing development had not improved as expected, its investment in the venture was impaired and that impairment was other than temporary. As a result, the Company recognized a charge of $1,955,000 for the impairment of the investment in the unconsolidated joint venture, which holds nondepreciable real estate assets. In December 2011, the Company acquired the note that the venture had with a third party lender for $1,700,000.

  •
  Fund I—In March 2005, the Company formed Fund I, a private, discretionary real estate investment vehicle, which acquired and operates communities in the Company's markets. Fund I served as the principal vehicle through which the Company acquired investments in apartment communities, subject to certain exceptions, until March 2008. Fund I has a term that expires in March 2013, plus two one-year extension options. Fund I has nine institutional investors, including the Company. A significant portion of the investments made in Fund I by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Code (the "Fund I REIT"). A wholly-owned subsidiary of the Company is the general partner of Fund I and, excluding costs incurred in excess of our equity in the underlying net assets of Fund I, has an equity investment of $21,121,000 in Fund I and the Fund I REIT, net of distributions and excluding the purchase by the Company of a mortgage note secured by a Fund I community, representing a 15.2% combined general partner and limited partner equity interest. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met.

        During 2012, Fund I sold six communities:

  •
  Avalon Lakeside, located in Chicago, IL, for $20,500,000;

  •
  Avalon at Poplar Creek, located in Chicago, IL, for $27,200,000;

  •
  Avalon Lombard, located in Chicago, IL, for $35,450,000;

  •
  Avalon Paseo Place, located in Fremont, CA, for $30,900,000;

  •
  Avalon Skyway, located in San Jose, CA, for $90,000,000; and

  •
  Avalon at Aberdeen Station, located in Aberdeen, NJ, for $66,250,000

        The Company's proportionate share of the gain recognized on the sale of these six communities was $7,971,000.

    Subsidiaries of Fund I have 13 loans secured by individual assets (including a mortgage owned by the Company) with amounts outstanding in the aggregate of $254,354,000. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of Fund I, nor does the Company have any obligation to fund this debt should Fund I be unable to do so.

    In addition, as part of the formation of Fund I, the Company provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Real Estate Entities (Continued)

    cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2012). Under the expected Fund I liquidation scenario, as of December 31, 2012, the expected realizable value of the real estate assets owned by Fund I is considered adequate to avoid payment under such guarantee to that partner. The estimated fair value of, and the Company's obligation under this guarantee, both at inception and as of December 31, 2012, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2012.

  •
  Fund II—In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operates communities in the Company's markets. Fund II served as the exclusive vehicle through which the Company acquired investment interests in apartment communities, subject to certain exceptions, through the close of its investment period in August 2011. Fund II has six institutional investors, including the Company. One of the Company's wholly owned subsidiaries is the general partner of Fund II and excluding costs incurred in excess of our equity in the underlying net assets of Fund II, the Company has made an equity investment of $107,938,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest.

    During the year ended December 31, 2012, a subsidiary of Fund II acquired Avalon Watchung, a 334 apartment home community located in Watchung, NJ, for $63,000,000. This was the final acquisition for Fund II.

    Subsidiaries of Fund II have 14 loans secured by individual assets with amounts outstanding in the aggregate of $490,078,000, with maturity dates that vary from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.

    In addition, as part of the formation of Fund II, the Company provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of December 31, 2012). Under the expected Fund II liquidation scenario, as of December 31, 2012, the expected realizable value of the real estate assets owned by Fund II is considered adequate to avoid payment under such guarantee to that partner. The estimated fair value of, and the Company's obligation under this guarantee, both at inception and as of December 31, 2012, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2012.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Real Estate Entities (Continued)

        The following is a combined summary of the financial position of the entities accounted for using the equity method, as of the dates presented (dollars in thousands):

	12-31-12	12-31-11
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,337,084	$1,583,397
Other assets	73,252	70,233

Total assets	$1,410,336	$1,653,630

Liabilities and partners' capital:
Mortgage notes payable and credit facility	$943,259	$1,074,429
Other liabilities	20,405	27,335
Partners' capital	446,672	551,866

Total liabilities and partners' capital	$1,410,336	$1,653,630

        The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented (dollars in thousands):

	For the year ended (unaudited)
	12-31-12	12-31-11	12-31-10
Rental and other income	$172,076	$160,066	$114,755
Operating and other expenses	(73,955)	(71,926)	(56,322)
Gain on sale of communities(1)	106,195	22,246	—
Interest expense, net	(53,904)	(50,530)	(40,050)
Depreciation expense	(47,748)	(47,920)	(36,631)

Net income (loss)	$102,664	$11,936	$(18,248)

(1)
Amount for the year ended December 31, 2012 includes $44,700 of gain recognized by the joint venture associated with the Company's acquisition of Avalon Del Rey from its joint venture partner.

        In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $7,342,000 at December 31, 2012 and $9,167,000 at December 31, 2011 of the respective investment balances.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Real Estate Entities (Continued)

        The following is a summary of the Company's equity in income of unconsolidated entities for the years presented (dollars in thousands):

	For the year ended (unaudited)
	12-31-12	12-31-11	12-31-10
Avalon Del Rey, LLC(1)	$4,000	$102	$1
CVP I, LLC(2)	5,394	4,493	4,368
MVP I, LLC	493	(626)	(881)
AvalonBay Value Added Fund, L.P.(3)	7,041	2,204	(1,653)
AvalonBay Value Added Fund II, L.P.	2,130	(1,053)	(1,073)
Juanita Village(4)	1,856	—	—

Total	$20,914	$5,120	$762

(1)
During 2012, the Company purchased its joint venture partner's interest in this venture.

(2)
Equity in income from this entity for 2012, 2011, and 2010 includes $2,865, $2,815, and $2,839, respectively, relating to the Company's recognition of its promoted interest.

(3)
Equity in income for 2012 and 2011 includes the Company's proportionate share of the gain on the sale of Fund I assets of $7,971 and $3,063, respectively.

(4)
The Company's equity in income for this entity represents its residual profits interest from the sale of the community.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Real Estate Entities (Continued)

Investments in Consolidated Real Estate Entities

        In February 2012, the Company acquired The Mark Pasadena, located in Pasadena, CA. The Mark Pasadena contains 84 apartment homes and was acquired for a purchase price of $19,400,000. In conjunction with this acquisition, the Company assumed the existing 4.61% fixed-rate mortgage loan with an outstanding principal amount of $11,958,000 which matures in June 2018 and is secured by the community.

        In June 2012, the Company acquired Eaves Cerritos, located in Artesia, CA. Eaves Cerritos contains 151 apartment homes and was acquired for a purchase price of $29,500,000.

        In July 2012, the Company acquired Avalon Del Rey, a 309 apartment home community which was owned by a joint venture in which the Company held a 30% ownership interest. As part of this transaction, the venture repaid the $43,606,000 variable rate note secured by the community. The Company paid approximately $67,200,000 for its joint venture partner's 70% interest as well as contributing its proportionate share of the note repayment to the venture. Upon the acquisition of Avalon Del Rey, the Company consolidated the community, recognized income from its promoted interest of $4,055,000 included in equity in income of unconsolidated equities, and a gain of $14,194,000, as gain on acquisition of unconsolidated entity in the Consolidated Statements of Comprehensive Income. The gain recognized reflects the amount by which the fair value of the Company's previously owned investment interest exceeded its carrying value.

        In December 2012, the Company acquired Eaves Burlington, located in Burlington, MA. Eaves Burlington contains 203 apartment homes and was acquired for a purchase price of $40,250,000.

        The Company accounted for each of these acquisitions as a business combination and recorded the acquired assets and assumed liabilities, including identifiable intangibles, based on their fair values. The Company looked to third party pricing or internal models for the values of the land, and an internal model to determine the fair values of the real estate assets, in place leases and mortgage loan. Given the heterogeneous nature of multifamily real estate, the fair values for the land, real estate assets and in place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy. For the Mark Pasadena, the Company used a discounted cash flow analysis to value the mortgage note, considering the contractual terms of the instrument and observable market-based inputs. The fair value of the mortgage loan is considered a Level 2 price as the majority of the inputs used fall within Level 2 of the fair value hierarchy.

        The Company expenses transaction costs associated with acquisition activity as it is incurred. Expensed transaction costs associated with the acquisitions made by the Company in 2012 as well as costs associated with the Archstone Acquisition totaled $9,593,000, reported as a component of Operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income. Acquisition costs in 2011 and 2010 were not significant.

        In 2010, the Company purchased a non-recourse mortgage note secured by a Fund I operating community, on an arms length basis. Upon acquisition of the note, the Company determined that it had control of the Fund I subsidiary, as a result of its collective equity and debt investments, the relationship between the Company and Fund I, and the nature of the Company's operations being more similar to those of the Fund I subsidiary than those of Fund I. Therefore, the Company consolidates the results of operations and net assets of the Fund I subsidiary.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Real Estate Disposition Activities

        During 2012, the Company sold four communities: Waterford, located in Oakland, CA; Avalon Arlington Heights, located in Chicago, IL; and Avalon Wildreed and Avalon Highgrove, both located in Everett, WA. These communities, containing a total of 1,578 apartment homes, were sold for an aggregate price of $268,250,000. The dispositions resulted in an aggregate gain in accordance with GAAP of $145,271,000.

        The Company sold one unimproved land parcel in Chicago, IL, for $12,300,000, resulting in an aggregate gain in accordance with GAAP of $280,000. The Company recorded impairment charges of approximately $16,363,000 related to this land parcels in prior years when it was determined that the site would not be developed.

        Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes		Debt	Gross sales price	Net proceeds
South Clark (Land)	Chicago, IL	Q212	N/A	(1)	$—	$12,300	$10,849
Waterford	Oakland, CA	Q212	544		—	86,500	84,488
Avalon Arlington Heights	Chicago, IL	Q212	409		—	87,250	86,888
Avalon Wildreed	Everett, WA	Q412	234		—	35,000	33,994
Avalon HighGrove	Everett, WA	Q412	391		—	59,500	57,799

Total of all 2012 asset sales			1,578		$—	$280,550	$274,018

Total of all 2011 asset sales			1,038		$—	$292,965	$287,358

Total of all 2010 asset sales			1,007		$—	$198,600	$194,009

(1)
Disposition of an unimproved land parcel.

        As of December 31, 2012, the Company had one community that qualified as held for sale.

        The operations for any real estate assets sold from January 1, 2010 through December 31, 2012 and the real estate assets that qualified as discontinued operations and held for sale as of December 31, 2012 have been presented as income from discontinued operations in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

        The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the year ended
	12-31-12	12-31-11	12-31-10
Rental income	$25,373	$53,290	$56,705
Operating and other expenses	(8,075)	(25,513)	(31,164)
Interest expense, net	(133)	(4,808)	(5,212)
Loss on extinguishment of debt	(602)	(3,880)	—
Depreciation expense	(4,068)	(11,209)	(12,379)

Income (loss) from discontinued operations	$12,495	$7,880	$7,950

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies

The Archstone Acquisition

        In November 2012, the Company entered into agreements with (i) Equity Residential and its operating partnership, ERP Operating Partnership LP ("Equity Residential"), (ii) Lehman Brothers Holdings, Inc., ("Lehman"), and (iii) Archstone Enterprise LP ("Archstone"), pursuant to which AvalonBay and Equity Residential will acquire, directly or indirectly, all of the assets and entities owned by, and all of the liabilities of, Archstone. Under the terms of the agreements, the Company will acquire approximately 40% of Archstone's asset and liabilities and Equity Residential will acquire approximately 60% of Archstone's assets and liabilities ("Archstone Acquisition"). The transaction is expected to close during the first quarter of 2013.

        The Company expects to purchase the following as part of the Archstone Acquisition:

  •
  66 apartment communities that are expected to be consolidated for financial reporting purposes, containing 22,222 apartment homes, of which six communities are under construction and are expected to contain 1,666 apartment homes upon completion

  •
  Three parcels of land, which are expected to be wholly owned, and if developed as anticipated, are expected to contain a total of 968 apartment homes;

  •
  Interests in joint ventures, the assets of which consist primarily of real estate, for which the Company's ownership percentage is expected to be up to 40%, and that are not expected to be consolidated for financial reporting purposes.

        The Company expects to provide the following consideration for the Archstone Acquisition:

  •
  the issuance of 14,889,706 shares of its common stock to Lehman or its designees;

  •
  cash payment of $669,000,000 to Lehman or its designees;

  •
  the assumption of approximately $3,700,000,000 principal amount of consolidated indebtedness;

  •
  the acquisition with Equity Residential of interests in entities that have preferred units outstanding that may be presented for redemption from time to time. The Company's 40% share of the liquidation value of and accrued dividends on these outstanding Archstone preferred units is approximately $132,200,000 at December 31, 2012; and

  •
  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company will share in 40% of the cost of these liabilities.

        Equity Residential and the Company are jointly and severally liable for most obligations to Lehman related to the Archstone Acquisition. If the Company and Equity Residential fail to close Archstone Acquisition by March 26, 2013, then Equity Residential and the Company could be liable for payment of a termination fee of $800,000,000. The closing of the transaction is also subject to customary closing conditions, which do not include the Company and Equity Residential's ability to obtain the necessary financing or lender consents for the transaction. Unless otherwise stated, all amounts and disclosures included in this Form 10-K do not include any impact from the anticipated closing of the Archstone Acquisition. The final assets acquired and consideration paid related to the Archstone Acquisition is subject to adjustment.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

Employment Agreements and Arrangements

        As of December 31, 2012, the Company has employment agreements with three executive officers which expire on December 31, 2015. Under the employment agreements, if the Company terminates the executive without cause the executive will be entitled to a multiple of his covered compensation, which is defined as base salary plus annual cash bonus. For two of the executives, the multiple is two times (three if the termination is in connection with a sale of the Company) and for one of the executives the multiple is one time (two if the termination is in connection with a sale of the Company). The employment agreements generally provide that it would be considered a termination without cause if the executive's title or role is reduced except as permitted by the agreement. The agreements provide, as do the standard restricted stock and option agreements used by the Company for its compensation programs, that upon a termination without cause the executive's restricted stock and options will vest.

        The standard restricted stock and option agreements used by the Company in its compensation program provide that upon an employee's termination without cause or the employee's Retirement (as defined in the agreement), all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months to exercise any options then held. Under the agreements, Retirement means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee's age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of his intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.

        The Company also has an Officer Severance Program (the "Program"), which applies only in connection with a sale of the Company for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or the officer chooses to terminate his or her employment for good reason (as defined), in either case within 18 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one times for vice presidents and senior vice presidents, two times for executive vice presidents and the CFO, and three times for the CEO. The officer's restricted stock and options would also vest. Costs related to the Company's employment agreements and the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Construction and Development Contingencies

        In 2007 the Company entered into a commitment to acquire parcels of land in Brooklyn, New York for an aggregate purchase price of approximately $111,000,000, subject to escalations based on the timing of the acquisitions. During 2012 the Company purchased the remaining parcels under the commitment for $27,709,000, satisfying its obligation under the commitment.

Legal Contingencies

        The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or,

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

where appropriate, a reduction in the basis of a community to which the suit related. During the year ended December 31, 2011, the Company recognized receipt of settlement proceeds of $1,303,000, related to environmental contamination matters pursued by the Company, reported as a reduction in the consolidated capitalized basis of the related communities.

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

Lease Obligations

        The Company owns 11 apartment communities, four communities under construction and two commercial properties, which are located on land subject to land leases expiring between October 2026 and March 2142. Of these leases 14 are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and four of these leases have purchase options exercisable through 2095. The Company incurred costs of $17,604,000, $16,887,000, and $35,356,000 in the years ended December 31, 2012, 2011 and 2010, respectively, related to operating leases. In addition, the Company has one apartment community and two Development Communities located on land subject to a land lease, which are accounted for as capital leases, with a lease obligation of $36,005,000 reported as a component of accrued expenses and other liabilities. Each of these leases have purchase options exercisable through 2046. In addition, the Company leases certain office space, which are accounted for as operating leases.

        The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2013	2014	2015	2016	2017	Thereafter
Operating Lease Obligations	$17,996	$18,443	$18,390	$18,182	$17,668	$1,178,392
Capital Lease Obligations(1)	$2,427	$2,667	$1,954	$19,154	$921	$43,366

	$20,423	$21,110	$20,344	$37,336	$18,589	$1,221,758

(1)
Aggregate capital lease payments include $35,728 in interest costs.

8. Segment Reporting

        The Company's reportable operating segments are Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and maintains that classification, unless disposition or redevelopment plans regarding a community change, throughout the year for the purpose of reporting segment operations.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting (Continued)

  •
  Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2012, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2011, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

  •
  Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

  •
  Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, communities where the Company owns a majority interest and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2012.

        In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

        The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total revenue less direct property operating expenses. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting (Continued)

        A reconciliation of NOI to net income for years ended December 31, 2012, 2011 and 2010 is as follows (dollars in thousands):

	For the year ended
	12-31-12	12-31-11	12-31-10
Net income	$423,562	$441,370	$174,079
Indirect operating expenses, net of corporate income	31,911	30,550	30,246
Investments and investment management expense	6,071	5,126	3,824
Expensed acquisition, development and other pursuit costs	11,350	2,967	2,741
Interest expense, net	136,920	167,814	169,997
(Gain) loss on extinguishment of debt, net	1,179	1,940	—
General and administrative expense	34,101	29,371	26,846
Equity in income of unconsolidated entities	(20,914)	(5,120)	(762)
Depreciation expense	256,026	239,060	220,563
Casualty and impairment loss	1,449	14,052	—
Gain on sale of real estate assets	(146,591)	(294,806)	(74,074)
Income from discontinued operations	(12,495)	(7,880)	(7,950)
Gain on acquisition of unconsolidated real estate entity	(14,194)	—	—

Net operating income	$708,375	$624,444	$545,510

        The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

        The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2012, 2011 and 2010 have been adjusted for the real estate assets that were sold from January 1, 2010 through December 31, 2012, or

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Reporting (Continued)

otherwise qualify as discontinued operations as of December 31, 2012, as described in Note 6, "Real Estate Disposition Activities."

	Total revenue	NOI	% NOI change from prior year	Gross real estate(1)
For the period ended December 31, 2012
Established
New England	$168,260	$109,301	4.9%	$1,289,604
Metro NY/NJ	229,624	160,026	7.3%	1,947,668
Mid-Atlantic	103,784	75,313	6.9%	591,669
Pacific Northwest	32,942	23,433	15.0%	306,289
Northern California	129,493	94,915	14.0%	1,181,395
Southern California	99,302	68,880	7.0%	947,743

Total Established(2)	763,405	531,868	7.6%	6,264,368

Other Stabilized	135,231	86,722	n/a	1,314,690
Development / Redevelopment	129,767	89,785	n/a	2,032,277
Land Held for Future Development	n/a	n/a	n/a	316,037
Non-allocated(3)	10,257	n/a	n/a	73,724

Total	$1,038,660	$708,375	14.2%	$10,001,096

For the period ended December 31, 2011
Established
New England	$169,939	$109,048	9.6%	$1,302,368
Metro NY/NJ	195,652	131,605	6.6%	1,534,923
Mid-Atlantic	102,834	74,756	6.6%	603,345
Pacific Northwest	30,057	20,374	6.0%	301,662
Northern California	95,209	68,173	10.9%	869,254
Southern California	75,120	50,391	9.8%	697,705

Total Established(2)	668,811	454,347	8.3%	5,309,257

Other Stabilized	137,779	89,949	n/a	1,567,875
Development / Redevelopment	119,841	80,148	n/a	1,752,006
Land Held for Future Development	n/a	n/a	n/a	325,918
Non-allocated(3)	9,656	n/a	n/a	78,161

Total	$936,087	$624,444	14.5%	$9,033,217

For the period ended December 31, 2010
Established
New England	$143,564	$89,712	(0.3)%	$1,109,016
Metro NY/NJ	181,639	121,033	(1.5)%	1,386,850
Mid-Atlantic	91,927	65,737	1.0%	545,190
Pacific Northwest	19,045	12,426	(10.7)%	176,940
Northern California	111,474	76,362	(6.4)%	1,056,111
Southern California	58,888	37,703	(6.7)%	470,162

Total Established(2)	606,537	402,973	(2.6)%	4,744,269

Other Stabilized	122,403	74,609	n/a	1,580,910
Development / Redevelopment	106,526	67,928	n/a	1,670,398
Land Held for Future Development	n/a	n/a	n/a	184,150
Non-allocated(3)	7,354	n/a	n/a	82,806

Total	$842,820	$545,510	4.6%	$8,262,533

(1)
Does not include gross real estate assets held for sale of $70,246, $255,274 and $398,679 as of December 31, 2012, December 31, 2011 and December 31, 2010 respectively.

(2)
Gross real estate for the Company's established communities includes capitalized additions of approximately $25,448, $34,359 and $38,670 in 2012, 2011 and 2010, respectively.

(3)
Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation Plans

        The Company has a stock incentive plan, the 2009 Stock Option and Incentive Plan (the "2009 Plan"). The 2009 Plan includes an authorization to issue up to 4,199,822 shares of the Company's common stock, par value $0.01 per share, (2,930,000 newly authorized shares plus 1,269,822 shares that were available for grant as of May 21, 2009 under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan")), pursuant to awards under the 2009 Plan. In addition, any awards that were outstanding under the 1994 Plan on May 21, 2009 that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted and deferred stock, stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, non-qualified stock options, and stock appreciation rights. The 2009 Plan will expire on May 21, 2019.

        Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2009	—	$—	2,836,254	$80.76

Exercised	—	—	(729,381)	57.87
Granted	126,484	74.20	—	—
Forfeited	—	—	(34,656)	100.02

Options Outstanding, December 31, 2010	126,484	$74.20	2,072,217	$88.50

Exercised	(23,908)	75.75	(930,391)	82.43
Granted	144,827	115.83	—	—
Forfeited	—	—	(28,867)	68.29

Options Outstanding, December 31, 2011	247,403	$98.42	1,112,959	$94.10

Exercised	(43,265)	85.09	(364,519)	68.21
Granted	115,303	133.16	—	—
Forfeited	(11,887)	115.15	(28,610)	139.58

Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40

Options Exercisable:
December 31, 2010	3,417	$74.20	1,730,978	$93.60

December 31, 2011	30,771	$81.54	1,012,304	$98.62

December 31, 2012	74,618	$97.46	719,830	$105.40

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation Plans (Continued)

        The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2012:

2009 Plan Number of Options	Range—Exercise Price	Weighted Average Remaining Contractual Term (in years)
69,287	$70.00 - 79.99	7.1
127,930	110.00 - 119.99	8.1
108,838	130.00 - 139.99	9.1
1,499	140.00 - 149.99	9.5

307,554

1994 Plan Number of Options	Range—Exercise Price	Weighted Average Remaining Contractual Term (in years)
1,424	$30.00 - 39.99	0.1
94,898	40.00 - 49.99	3.5
41,556	60.00 - 69.99	2.1
730	70.00 - 79.99	2.5
107,833	80.00 - 89.99	5.1
187,380	90.00 - 99.99	3.1
286,009	140.00 - 149.99	4.1

719,830

        Options outstanding under the 2009 and 1994 Plans at December 31, 2012 had an intrinsic value of $7,049,000 and $21,730,000, respectively. Options exercisable under the 2009 and 1994 Plans at December 31, 2012 had an intrinsic value of $2,845,000 and $21,730,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 8.3 years and 4.1 years, respectively. The intrinsic value of options exercised during 2012, 2011 and 2010 was $26,746,000, $46,126,000 and $30,811,000, respectively.

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

	2012	2011	2010
Weighted average fair value per share	$29.11	$29.40	$19.45
Life of options (in years)	5.0	7.0	7.0
Dividend yield	3.5%	4.0%	5.5%
Volatility	35.00%	35.00%	43.00%
Risk-free interest rate	0.87%	3.04%	3.15%

        At December 31, 2012 and 2011, the Company had 202,218 and 431,320, respectively, outstanding unvested shares granted under restricted stock awards. The Company issued 96,592 shares of restricted

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stock-Based Compensation Plans (Continued)

stock valued at $12,883,000 as part of its stock-based compensation plan during the year ended December 31, 2012. Restricted stock vesting during the year ended December 31, 2012 totaled 318,726 shares and had fair values at the grant date ranging from $48.60 to $149.05 per share. The total fair value of shares vested was $36,337,000, $35,029,000 and $9,805,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Total employee stock-based compensation cost recognized in income was $9,961,000, $9,721,000 and $9,906,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and total capitalized stock-based compensation cost was $5,140,000, $5,284,000 and $5,117,000 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, there was a total of $2,230,000 and $6,705,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.73 and 2.33 years, respectively.

        The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2012 was 1.5%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2012, 2011 or 2010.

Employee Stock Purchase Plan

        In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP"). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 733,935 shares remaining available for issuance under the plan. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations. The purchase period is a period of seven months beginning each April 1 and ending each October 30. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 6,260, 6,972 and 8,137 shares and recognized compensation expense of $127,000, $216,000 and $272,000 under the ESPP for the years ended December 31, 2012, 2011 and 2010, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

        The Company reports its interest rate swap and interest rate cap agreements at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2012, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

        Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

        The following table summarizes the consolidated Hedging Derivatives at December 31, 2012, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Caps	Interest Rate Swaps
Notional balance	$39,347	$179,851	$215,000
Weighted average interest rate(1)	1.1%	2.4%	4.6%
Weighted average capped interest rate	7.4%	5.3%	N/A
Earliest maturity date	Mar-14	Jul-13	May-13
Latest maturity date	Sep-17	Jun-15	May-13

(1)
For interest rate caps, this represents the weighted average interest rate on the debt.

        Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had five derivatives designated as cash flow hedges and three derivatives not designated as hedges at December 31, 2012. In connection with the Company's September 2012 unsecured note issuance, the Company settled a forward starting interest rate swap agreement designated as a cash flow hedge of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $54,930,000, which amount was included in accumulated other comprehensive loss on the Consolidated Balance Sheets and is being recognized as a component of interest expense, net, over the life of the unsecured notes. Fair value changes for derivatives not in qualifying hedge relationships for the year ended December 31, 2012, were not material. To adjust the Hedging Derivatives in qualifying cash flow

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value (Continued)

hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive loss of $22,876,000, $85,845,000 and $108,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The Company reclassified $1,889,000 from accumulated other comprehensive loss into earnings for the year ended December 31, 2012. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next twelve months to offset the variability of cash flows of the hedged items during this period. The Company had two derivatives designated as fair value hedges as of December 31, 2011 which matured prior to December 31, 2012. The Company recorded a decrease in the fair value of these fair value hedges of $1,498,000 for the year ended December 31, 2011.

Redeemable Noncontrolling Interests

        The Company provided a redemption option (the "Put") that allows a joint venture partner of the Company to require the Company to purchase its interest in the investment at a guaranteed minimum amount beginning in June 2022, or earlier if the operating community underlying the joint venture is sold. The Put is payable in cash and has a price determined by a guaranteed return on the joint venture partner's net capital contributions over the term of the partnership. The Company determines the fair value of the Put based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation, applying the contractual guaranteed rate of return to the joint venture partner's net capital contribution balance as of period end. Given the significance of the unobservable inputs, the valuation is classified in Level 3 of the fair value hierarchy.

        The Company issued units of limited partnership interests in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement. Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company's common stock. The limited partnership units in the DownREIT are valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Fair Value (Continued)

        The Company values its unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable and amounts outstanding under its Credit Facility are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

        The following table summarizes the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured and/or disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12-31-2012
Interest Rate Caps	$19	$—	$19	$—
Interest Rate Swaps	(53,484)	—	(53,484)	—
Put	(5,574)	—	—	(5,574)
DownREIT units	(1,017)	(1,017)	—	—
Indebtedness	(4,077,397)	(2,102,927)	(1,974,470)	—

Total	$(4,137,453)	$(2,103,944)	$(2,027,935)	$(5,574)

	12-31-2011
Interest Rate Caps	$114	—	114	—
Interest Rate Swaps	(85,456)	—	(85,456)	—
Put	(5,648)	—	—	(5,648)
DownREIT units	(980)	(980)	—	—
Indebtedness	(3,838,360)	(1,761,823)	(2,076,537)	—

Total	$(3,930,330)	(1,762,803)	(2,161,879)	(5,648)

11. Related Party Arrangements

Unconsolidated Entities

        The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $10,257,000, $9,656,000 and $7,354,000 in the years ended December 31, 2012, 2011 and 2010, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Arrangements (Continued)

outstanding receivables associated with its management role of $3,484,000 and $4,294,000 as of December 31, 2012 and 2011, respectively.

Director Compensation

        Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $125,000 and (ii) a cash payment of $60,000, payable in quarterly installments of $15,000. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, the Lead Independent Director receives an annual fee of $30,000 payable in equal quarterly installments of $7,500.

        The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $880,000, $778,000, and $802,000 for the years ended December 31, 2012, 2011 and 2010, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $364,000 and $370,000 on December 31, 2012 and December 31, 2011, respectively.

12. Quarterly Financial Information

        The following summary represents the quarterly results of operations for the years ended December 31, 2012 and 2011: (dollars in thousands) (unaudited)

	For the three months ended(2)
	3-31-12	6-30-12	9-30-12	12-31-12
Total revenue(1)	$246,032	$254,172	$267,151	$271,303
Income from continuing operations(1)	$53,674	$58,409	$84,432	$68,237
Total discontinued operations(1)	$3,935	$98,412	$2,315	$54,147
Net income attributable to common stockholders	$57,758	$156,909	$86,844	$122,356
Net income per common share—basic	$0.61	$1.64	$0.89	$1.19
Net income per common share—diluted	$0.60	$1.63	$0.89	$1.19

	For the three months ended(2)
	3-31-11	6-30-11	9-30-11	12-31-11
Total revenue(1)	$222,495	$231,218	$239,568	$243,089
Income (loss) from continuing operations(1)	$28,579	$33,229	$42,410	$48,278
Total discontinued operations(1)	$1,958	$9,963	$2,267	$274,687
Net income attributable to common stockholders	$30,341	$43,373	$44,824	$323,085
Net income per common share—basic	$0.35	$0.50	$0.49	$3.40
Net income per common share—diluted	$0.35	$0.49	$0.49	$3.38

(1)
Amounts may not equal previously reported results due to reclassification between income from continuing operations and income from discontinued operations.

(2)
Amounts may not equal full year results due to rounding.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Subsequent Events

        The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

        In January 2013, Fund I sold one community, Avalon Yerba Buena, located in San Francisco, CA. Avalon Yerba Buena contains 160 apartment homes, 32,000 square feet of retail space, and was sold for $103,000,000.

        Also in January 2013, Fund II sold one community Avalon Rothbury, located in Gaithersburg, MD. Avalon Rothbury contains 205 apartment homes and was sold for $39,600,000.

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Fremont	Fremont, CA	$10,746	$43,399	$4,765	$10,746	$48,164	$58,910	$24,409	$34,501	$—	1994
Eaves Dublin	Dublin, CA	5,276	19,642	4,411	5,276	24,053	29,329	12,263	17,066	—	1989/1997
Avalon Campbell	Campbell, CA	11,830	47,828	1,897	11,830	49,725	61,555	24,454	37,101	38,800	1995
Eaves Daly City	Daly City, CA	4,230	9,659	18,547	4,230	28,206	32,436	12,710	19,726	—	1972/1997
AVA Nob Hill	San Francisco, CA	5,403	21,567	6,858	5,403	28,425	33,828	12,017	21,811	20,800	1990/1995
Eaves San Jose	San Jose, CA	12,920	53,047	15,717	12,920	68,764	81,684	23,666	58,018	—	1985/1996
Eaves San Rafael	San Rafael, CA	5,982	16,885	23,641	5,982	40,526	46,508	15,298	31,210	—	1973/1996
Eaves Pleasanton	Pleasanton, CA	11,610	46,552	21,261	11,610	67,813	79,423	28,556	50,867	—	1988/1994
AVA Newport	Costa Mesa, CA	1,975	3,814	9,327	1,975	13,141	15,116	4,474	10,642	—	1956/1996
Avalon at Media Center	Burbank, CA	22,483	28,104	28,894	22,483	56,998	79,481	27,007	52,474	—	1961/1997
Avalon Mission Viejo	Mission Viejo, CA	2,517	9,257	2,438	2,517	11,695	14,212	6,368	7,844	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	4,709	16,063	12,742	4,709	28,805	33,514	11,822	21,692	—	1973/1996
Avalon at Mission Bay	San Diego, CA	9,922	40,580	17,595	9,922	58,175	68,097	28,026	40,071	—	1969/1997
Eaves Mission Ridge	San Diego, CA	2,710	10,924	10,879	2,710	21,803	24,513	10,696	13,817	—	1960/1997
Eaves Union City	Union City, CA	4,249	16,820	2,717	4,249	19,537	23,786	9,870	13,916	—	1973/1996
Avalon on the Alameda	San Jose, CA	6,119	50,225	1,550	6,119	51,775	57,894	24,355	33,539	52,975	1999
Eaves Foster City	Foster City, CA	7,852	31,445	11,157	7,852	42,602	50,454	18,142	32,312	—	1973/1994
Avalon Rosewalk	San Jose, CA	15,814	62,007	3,116	15,814	65,123	80,937	32,066	48,871	—	1997/1999
Avalon Pacifica	Pacifica, CA	6,125	24,796	2,116	6,125	26,912	33,037	13,625	19,412	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	14,548	3,561	35,869	39,430	13,746	25,684	—	1961/1996
Avalon Silicon Valley	Sunnyvale, CA	20,713	99,573	4,737	20,713	104,310	125,023	51,965	73,058	150,000	1997
Avalon Woodland Hills	Woodland Hills, CA	23,828	40,372	46,688	23,828	87,060	110,888	30,308	80,580	—	1989/1997
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,503	9,755	48,896	58,651	22,257	36,394	18,300	1986

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Santa Margarita	Rancho Santa Margarita, CA	4,607	16,911	9,975	4,607	26,886	31,493	10,669	20,824	—	1990/1997
Eaves Diamond Heights	San Francisco, CA	4,726	19,130	5,745	4,726	24,875	29,601	11,330	18,271	—	1972/1994
Eaves Fremont	Fremont, CA	6,581	26,583	9,729	6,581	36,312	42,893	16,702	26,191	—	1985/1994
Avalon at Creekside	Mountain View, CA	6,546	26,263	10,970	6,546	37,233	43,779	18,068	25,711	—	1962/1997
Eaves Warner Center	Woodland Hills, CA	7,045	12,986	9,050	7,045	22,036	29,081	11,338	17,743	—	1979/1998
Eaves Huntington Beach	Huntington Beach, CA	4,871	19,745	9,401	4,871	29,146	34,017	14,337	19,680	—	1971/1997
AVA Cortez Hill	San Diego, CA	2,768	20,134	21,559	2,768	41,693	44,461	15,814	28,647	—	1973/1998
Avalon at Cahill Park	San Jose, CA	4,765	47,600	629	4,765	48,229	52,994	17,458	35,536	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	808	9,560	56,944	66,504	21,185	45,319	—	2002
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	1,884	14,029	80,336	94,365	27,409	66,956	71,905	2003
Avalon at Glendale	Burbank, CA	—	41,434	495	—	41,929	41,929	13,580	28,349	—	2003
Avalon Burbank	Burbank, CA	14,053	56,827	23,762	14,053	80,589	94,642	23,588	71,054	—	1988/2002
Avalon Camarillo	Camarillo, CA	8,446	40,290	50	8,446	40,340	48,786	9,532	39,254	—	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	623	5,459	41,805	47,264	8,268	38,996	—	2007
Avalon at Dublin Station	Dublin, CA	10,058	74,297	155	10,058	74,452	84,510	12,663	71,847	—	2006
Avalon Encino	Los Angeles, CA	12,789	49,073	356	12,789	49,429	62,218	7,266	54,952	—	2008
Avalon Warner Place	Canoga Park, CA	7,920	44,855	105	7,920	44,960	52,880	7,279	45,601	—	2007
Avalon Fashion Valley	San Diego, CA	19,627	44,972	168	19,627	45,140	64,767	6,607	58,160	—	2008
Avalon Anaheim Stadium	Anaheim, CA	27,874	69,156	496	27,874	69,652	97,526	9,302	88,224	—	2009
Avalon Union City	Union City, CA	14,732	104,025	117	14,732	104,142	118,874	12,384	106,490	—	2009
Avalon Irvine	Irvine, CA	9,911	67,524	5	9,911	67,529	77,440	7,693	69,747	—	2010
Avalon at Mission Bay III	San Francisco, CA	28,687	119,156	27	28,687	119,183	147,870	14,241	133,629	—	2009
Avalon Walnut Creek	Walnut Creek, CA	—	145,681	570	—	146,251	146,251	11,853	134,398	137,500	2010
Avalon Ocean Avenue	San Francisco, CA	5,537	50,589	1,713	5,537	52,302	57,839	1,012	56,827	—	2012
Eaves Phillips Ranch	Pomona, CA	9,796	41,740	—	9,796	41,740	51,536	2,543	48,993	53,348	1989/2011
Eaves San Dimas	San Dimas, CA	1,916	7,820	—	1,916	7,820	9,736	481	9,255	—	1978/2011

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves San Dimas Canyon	San Dimas, CA	2,953	12,429	—	2,953	12,429	15,382	759	14,623	—	1981/2011
Eaves San Marcos	San Marcos, CA	3,277	13,385	—	3,277	13,385	16,662	826	15,836	—	1988/2011
Eaves Rancho Penasquitos	San Diego, CA	6,692	27,143	—	6,692	27,143	33,835	1,639	32,196	—	1986/2011
Eaves Lake Forest	Lake Forest, CA	5,199	21,135	—	5,199	21,135	26,334	1,285	25,049	—	1976/ 2011
The Mark Pasadena	Pasadena, CA	8,400	11,547	—	8,400	11,547	19,947	347	19,600	11,958	1973/2012
Eaves Cerritos	Artesia, CA	8,305	21,195	—	8,305	21,195	29,500	400	29,100	—	1973/2012
Avalon Del Rey	Del Rey, CA	30,900	72,008	99	30,900	72,107	103,007	1,038	101,969	—	2006
The Springs	Corona, CA	5,724	23,433	868	5,724	24,301	30,025	2,121	27,904	—	1987/2006
Eaves Trumbull	Trumbull, CT	4,414	31,268	2,580	4,414	33,848	38,262	18,191	20,071	40,552	1997
Avalon Glen	Stamford, CT	5,956	23,993	3,843	5,956	27,836	33,792	17,491	16,301	—	1991
Avalon Wilton 1	Wilton, CT	2,116	14,664	5,572	2,116	20,236	22,352	8,372	13,980	—	1997
Avalon Valley	Danbury, CT	2,277	23,561	779	2,277	24,340	26,617	11,417	15,200	—	1999
Avalon on Stamford Harbor	Stamford, CT	10,836	51,989	706	10,836	52,695	63,531	19,150	44,381	64,472	2003
Avalon New Canaan	New Canaan, CT	4,834	19,485	277	4,834	19,762	24,596	7,282	17,314	—	2002
Avalon at Greyrock Place	Stamford, CT	13,819	56,499	1,022	13,819	57,521	71,340	20,659	50,681	59,292	2002
Avalon Danbury	Danbury, CT	4,933	30,638	407	4,933	31,045	35,978	8,175	27,803	—	2005
Avalon Darien	Darien, CT	6,926	34,659	923	6,926	35,582	42,508	11,126	31,382	49,221	2004
Avalon Milford I	Milford, CT	8,746	22,699	429	8,746	23,128	31,874	6,850	25,024	—	2004
Avalon Norwalk	Norwalk, CT	11,320	62,910	—	11,320	62,910	74,230	4,912	69,318	—	2011
Avalon Huntington	Shelton, CT	5,277	20,029	78	5,277	20,107	25,384	2,945	22,439	—	2008
Avalon Wilton II	Wilton, CT	6,604	23,727	—	6,604	23,727	30,331	1,290	29,041	—	2011
Avalon at Foxhall	Washington, DC	6,848	27,614	11,065	6,848	38,679	45,527	22,151	23,376	57,912	1982
Avalon at Gallery Place	Washington, DC	8,800	39,658	621	8,800	40,279	49,079	13,753	35,326	44,997	2003
Avalon at Lexington	Lexington, MA	2,124	12,599	8,901	2,124	21,500	23,624	9,740	13,884	—	1994
Avalon Oaks	Wilmington, MA	2,129	18,676	1,582	2,129	20,258	22,387	9,470	12,917	16,288	1999

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Quincy	Quincy, MA	1,743	14,662	9,080	1,743	23,742	25,485	10,082	15,403	—	1986/1996
Avalon Essex	Peabody, MA	5,184	16,320	1,609	5,184	17,929	23,113	7,823	15,290	—	2000
Avalon at Prudential Center	Boston, MA	25,812	104,399	52,403	25,812	156,802	182,614	62,991	119,623	—	1968/1998
Avalon Oaks West	Wilmington, MA	3,318	13,467	546	3,318	14,013	17,331	5,351	11,980	16,205	2002
Avalon Orchards	Marlborough, MA	2,983	18,037	1,554	2,983	19,591	22,574	7,242	15,332	17,939	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,590	2,538	11,039	48,128	59,167	15,517	43,650	—	2003
Avalon at The Pinehills	Plymouth, MA	3,623	16,291	111	3,623	16,402	20,025	4,890	15,135	—	2004
Eaves Peabody	Peabody, MA	4,645	19,007	11,643	4,645	30,650	35,295	7,529	27,766	—	2004
Avalon at Bedford Center	Bedford, MA	4,258	20,569	139	4,258	20,708	24,966	5,221	19,745	—	2005
Avalon Chestnut Hill	Chestnut Hill, MA	14,572	45,911	640	14,572	46,551	61,123	10,236	50,887	40,390	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,608	203	5,152	30,811	35,963	6,858	29,105	20,737	2007
Avalon Danvers	Danvers, MA	7,010	76,904	443	7,010	77,347	84,357	14,342	70,015	—	2006
Avalon at Lexington Hills	Lexington, MA	8,691	79,153	194	8,691	79,347	88,038	13,740	74,298	—	2007
Avalon Acton	Acton, MA	13,124	49,935	70	13,124	50,005	63,129	8,461	54,668	45,000	2007
Avalon at Hingham Shipyard	Hingham, MA	12,218	41,591	27	12,218	41,618	53,836	6,040	47,796	—	2009
Avalon Sharon	Sharon, MA	4,719	25,522	31	4,719	25,553	30,272	4,138	26,134	—	2007
Avalon Northborough	Northborough, MA	3,362	22,322	—	3,362	22,322	25,684	2,760	22,924	—	2009
Avalon Blue Hills	Randolph, MA	11,110	34,736	—	11,110	34,736	45,846	4,324	41,522	—	2009
Avalon Northborough II	Northborough, MA	4,782	30,132	—	4,782	30,132	34,914	2,625	32,289	—	2010
Avalon at the Pinehills II	Plymouth, MA	3,253	14,109	—	3,253	14,109	17,362	820	16,542	—	2011
Avalon Cohasset	Cohasset, MA	8,780	46,075	—	8,780	46,075	54,855	1,599	53,256	—	2012
Avalon Andover	Andover, MA	4,271	21,665	—	4,271	21,665	25,936	492	25,444	—	2012

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Burlington	Burlington, MA	7,989	32,261	—	7,989	32,261	40,250	60	40,190	—	1988/2012
Avalon at Fairway Hills	Columbia, MD	8,603	34,432	10,493	8,603	44,925	53,528	25,036	28,492	—	1987/1996
Avalon at Decoverly	Rockville, MD	11,865	49,686	8,692	11,865	58,378	70,243	21,856	48,387	—	1991/1995/2007
Eaves Washingtonian Center I	Gaithersburg, MD	2,608	11,707	470	2,608	12,177	14,785	7,031	7,754	8,764	1996
Eaves Washingtonian Center II	Gaithersburg, MD	1,439	6,846	103	1,439	6,949	8,388	3,496	4,892	—	1998
Eaves Columbia Town Center	Columbia, MD	8,802	35,536	11,375	8,802	46,911	55,713	13,030	42,683	—	1986
Avalon at Grosvenor Station	North Bethesda, MD	29,159	53,001	930	29,159	53,931	83,090	17,172	65,918	—	2004
Avalon at Traville	North Potomac, MD	14,365	55,398	574	14,365	55,972	70,337	17,640	52,697	76,254	2004
Avalon Cove	Jersey City, NJ	8,760	82,574	20,242	8,760	102,816	111,576	46,825	64,751	—	1997
Avalon Run	Lawrenceville, NJ	14,650	60,486	2,235	14,650	62,721	77,371	19,253	58,118	—	1994/1996
Avalon Princeton Junction	West Windsor, NJ	5,585	22,394	20,573	5,585	42,967	48,552	18,341	30,211	—	1988
Avalon at Edgewater	Edgewater, NJ	14,528	60,240	2,968	14,528	63,208	77,736	24,107	53,629	77,103	2002
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	1,168	6,647	36,074	42,721	15,259	27,462	—	2001
Avalon at Freehold	Freehold, NJ	4,119	30,514	330	4,119	30,844	34,963	11,833	23,130	35,948	2002
Avalon Run East	Lawrenceville, NJ	6,766	45,366	572	6,766	45,938	52,704	13,146	39,558	38,519	2003
Avalon Lyndhurst	Lyndhurst, NJ	18,620	59,879	442	18,620	60,321	78,941	12,488	66,453	—	2006
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,176	—	7,939	33,176	41,115	5,342	35,773	—	2007
Avalon at West Long Branch	West Long Branch, NJ	2,721	22,939	—	2,721	22,939	25,660	1,771	23,889	—	2011
Avalon North Bergen	North Bergon, NJ	8,984	30,885	33	8,984	30,918	39,902	550	39,352	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	15,265	41,268	—	15,265	41,268	56,533	814	55,719	—	2012
Avalon Commons	Smithtown, NY	4,679	28,286	5,661	4,679	33,947	38,626	16,032	22,594	—	1997
Eaves Nanuet	Nanuet, NY	8,428	45,660	2,578	8,428	48,238	56,666	24,689	31,977	65,004	1998
Avalon Green	Elmsford, NY	1,820	10,525	1,370	1,820	11,895	13,715	7,120	6,595	—	1995

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Towers	Long Beach, NY	3,118	12,709	6,126	3,118	18,835	21,953	10,151	11,802	—	1990/1995
Avalon Willow	Mamaroneck, NY	6,207	40,791	1,188	6,207	41,979	48,186	18,925	29,261	—	2000
Avalon Court	Melville, NY	9,228	50,063	2,499	9,228	52,562	61,790	24,874	36,916	—	1997/2000
The Avalon	Bronxville, NY	2,889	28,324	3,180	2,889	31,504	34,393	13,335	21,058	—	1999
Avalon Riverview I	Long Island City, NY	—	94,113	2,274	—	96,387	96,387	34,611	61,776	—	2002
Avalon at Glen Cove	Glen Cove, NY	7,871	59,969	528	7,871	60,497	68,368	17,814	50,554	—	2004
Avalon Pines	Coram, NY	8,700	62,931	156	8,700	63,087	71,787	16,609	55,178	—	2005/2006
Avalon Bowery Place I	New York, NY	18,575	75,009	2,600	18,575	77,609	96,184	16,837	79,347	93,800	2006
Avalon Glen Cove North	Glen Cove, NY	2,577	37,336	83	2,577	37,419	39,996	7,404	32,592	—	2007
Avalon Riverview North	Long Island City, NY	—	166,651	1,039	—	167,690	167,690	30,395	137,295	—	2007
Avalon on the Sound East	New Rochelle, NY	5,735	180,911	593	5,735	181,504	187,239	32,938	154,301	—	2007
Avalon Bowery Place II	New York, NY	9,106	47,180	678	9,106	47,858	56,964	8,404	48,560	—	2007
Avalon White Plains	White Plains, NY	15,391	137,353	11	15,391	137,364	152,755	17,752	135,003	—	2009
Avalon Morningside Park	New York, NY	—	114,327	775	—	115,102	115,102	16,440	98,662	100,000	2009
Avalon Charles Pond	Coram, NY	14,715	33,640	6	14,715	33,646	48,361	4,392	43,969	—	2009
Avalon Fort Greene	Brooklyn, NY	83,038	218,444	561	83,038	219,005	302,043	19,716	282,327	—	2010
Avalon Rockville Centre	Rockville Centre, NY	32,285	77,994	—	32,285	77,994	110,279	2,797	107,482	—	2012
Avalon Green Phase II	Elmsford, NY	27,672	75,202	—	27,672	75,202	102,874	1,802	101,072	—	2012
Avalon at Center Place	Providence, RI	—	26,816	10,178	—	36,994	36,994	16,987	20,007	—	1991/1997
Eaves Fair Lakes	Fairfax, VA	6,096	24,400	7,661	6,096	32,061	38,157	15,482	22,675	—	1989/1996
AVA Ballston	Arlington, VA	7,291	29,177	15,226	7,291	44,403	51,694	20,830	30,864	—	1990
Eaves Fairfax City	Fairfax, VA	2,152	8,907	4,627	2,152	13,534	15,686	5,498	10,188	—	1988/1997
Avalon Crescent	McLean, VA	13,851	43,397	1,157	13,851	44,554	58,405	23,606	34,799	110,600	1996
Avalon at Arlington Square	Arlington, VA	22,041	90,296	2,402	22,041	92,698	114,739	36,374	78,365	170,125	2001

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Fairfax Towers	Falls Church, VA	17,889	74,734	86	17,889	74,820	92,709	4,386	88,323	42,459	1978/2011
Avalon Redmond Place	Redmond, WA	4,558	18,368	9,451	4,558	27,819	32,377	12,535	19,842	—	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	3,129	6,786	30,770	37,556	14,935	22,621	—	1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	1,132	6,664	25,251	31,915	10,323	21,592	26,201	2001
Avalon RockMeadow	Bothell, WA	4,777	19,765	1,458	4,777	21,223	26,000	8,916	17,084	—	2000
Avalon ParcSquare	Redmond, WA	3,789	15,139	2,181	3,789	17,320	21,109	7,256	13,853	—	2000
Avalon Brandemoor	Lynwood, WA	8,608	36,679	1,559	8,608	38,238	46,846	15,202	31,644	—	2001
AVA Belltown	Seattle, WA	5,644	12,733	867	5,644	13,600	19,244	5,241	14,003	—	2001
Avalon Meydenbauer	Bellevue, WA	12,697	77,451	1,094	12,697	78,545	91,242	12,564	78,678	—	2008
Avalon Towers Bellevue	Bellevue, WA	—	123,010	228	—	123,238	123,238	10,146	113,092	—	2011
AVA Queen Anne	Seattle, WA	12,081	41,583	—	12,081	41,583	53,664	1,295	52,369	—	2012
Avalon Brandemoor Phase II	Lynwood, WA	2,655	11,343	—	2,655	11,343	13,998	614	13,384	—	2011

		$1,394,717	$6,686,252	$680,021	$1,394,717	$7,366,273	$8,760,990	$2,015,449	$6,745,541	$1,898,603

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

		Initial Cost			Total Cost
	City and state	Land	Building/ Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building/ Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Development Communities
Avalon Garden City	Garden City, NY	$13,084	$36,346	$15,494	$13,084	$51,840	$64,924	$459	$64,465	—	N/A
Avalon Park Crest	Tysons Corner, VA	7,615	36,405	31,860	7,615	68,265	75,880	327	75,553	—	N/A
Avalon Somerset	Somerset, NJ	3,371	11,710	38,080	3,371	49,790	53,161	75	53,086	—	N/A
Avalon Irvine II	Irvine, CA	587	6,060	36,204	587	42,264	42,851	17	42,834	—	N/A
AVA H Street	Washington, DC	—	859	29,314	—	30,173	30,173	—	30,173	—	N/A
Avalon Natick	Natick, MA	—	134	54,674	—	54,808	54,808	—	54,808	—	N/A
Avalon Ballard	Seattle, WA	—	971	54,055	—	55,026	55,026	—	55,026	—	N/A
Avalon Exeter	Boston, MA	—	212	46,567	—	46,779	46,779	—	46,779	—	N/A
Avalon Shelton III	Shelton, CT	—	130	31,896	—	32,026	32,026	—	32,026	—	N/A
Avalon Hackensack at Riverside	Hackensack, NJ	—	299	26,802	—	27,101	27,101	—	27,101	—	N/A
West Chelsea/AVA High Line	New York, NY	—	106	88,629	—	88,735	88,735	—	88,735	—	N/A
Avalon Mosaic	Tysons Corner, VA	—	1	59,927	—	59,928	59,928	—	59,928	—	N/A
Avalon East Norwalk	Norwalk, CT	—	59	15,831	—	15,890	15,890	—	15,890	—	N/A
Avalon Dublin Station II	Dublin, CA	—	86	37,644	—	37,730	37,730	—	37,730	—	N/A
Avalon at Assembly Row/AVA Somerville	Somerville, MA	—	—	38,506	—	38,506	38,506	—	38,506	—	N/A
AVA University District	Seattle, WA	—	—	29,461	—	29,461	29,461	—	29,461	—	N/A
Avalon Bloomingdale	Bloomingdale, NJ	—	6	6,957	—	6,963	6,963	—	6,963	—	N/A
Avalon at Wesmont Station II	Wood-Ridge, NJ	—	209	13,067	—	13,276	13,276	—	13,276	—	N/A
Avalon Morrison Park	San Jose, CA	—	21	31,429	—	31,450	31,450	—	31,450	—	N/A
AVA 55 Ninth	San Francisco, CA	—	225	39,525	—	39,750	39,750	—	39,750	—	N/A
Avalon Ossining	Ossining, NY	—	—	7,901	—	7,901	7,901	—	7,901	—	N/A
AVA Little Tokyo	Los Angeles, CA	—	149	27,397	—	27,546	27,546	—	27,546	—	N/A
Avalon Wharton	Wharton, NJ	—	—	1,925	—	1,925	1,925	—	1,925	—	N/A

		$24,657	$93,988	$763,145	$24,657	$857,133	$881,790	$878	$880,912	$0

Land Held for Development		316,037	—	—	316,037	—	316,037	—	316,037	5,465
Corporate Overhead		33,081	25,130	54,314	33,081	79,444	112,525	39,895	72,630	1,950,000

		$1,768,492	$6,805,370	$1,497,480	$1,768,492	$8,302,850	$10,071,342	$2,056,222	$8,015,120	$3,854,068

(1)    This community is a Fund asset which the Company consolidated beginning in 2011.

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(Dollars in thousands)

        Amounts include real estate assets held for sale.

        Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

        Building—30 years
Improvements, upgrades and FF&E—not to exceed 7 years

        The aggregate cost of total real estate for federal income tax purposes was approximately $9,901,570 at December 31, 2012.

        The changes in total real estate assets for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Years ended December 31,
	2012	2011	2010
Balance, beginning of period	$9,288,496	$8,661,211	$8,360,091
Acquisitions, construction costs and improvements	934,935	864,439	475,211
Dispositions, including impairment loss on planned dispositions	(152,089)	(237,154)	(174,091)

Balance, end of period	$10,071,342	$9,288,496	$8,661,211

        The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Years ended December 31,
	2012	2011	2010
Balance, beginning of period	$1,863,466	$1,705,567	$1,526,604
Depreciation, including discontinued operations	260,094	250,269	232,942
Dispositions	(67,338)	(92,370)	(53,979)

Balance, end of period	$2,056,222	$1,863,466	$1,705,567