Form 10-Q
period 2013-03-31
AVALONBAY COMMUNITIES INC
filed 2013-05-10
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

129,379,969 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2013

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	3-31-13	12-31-12
	(unaudited)
ASSETS
Real estate:
Land	$3,287,607	$1,440,590
Buildings and improvements	11,188,804	7,185,853
Furniture, fixtures and equipment	318,423	255,733
	14,794,834	8,882,176
Less accumulated depreciation	(2,143,581)	(2,034,364)
Net operating real estate	12,651,253	6,847,812
Construction in progress, including land	1,003,898	802,883
Land held for development	359,029	316,037
Operating real estate assets held for sale, net	—	48,388
Total real estate, net	14,014,180	8,015,120

Cash and cash equivalents	447,456	2,733,618
Cash in escrow	93,650	50,033
Resident security deposits	27,313	24,748
Investments in unconsolidated real estate entities	371,983	129,352
Deferred financing costs, net	36,606	38,700
Deferred development costs	33,275	24,665
Prepaid expenses and other assets	162,901	143,842
Total assets	$15,187,364	$11,160,078

LIABILITIES AND EQUITY
Unsecured notes, net	$1,845,961	$1,945,798
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	4,082,328	1,905,235
Dividends payable	138,438	110,966
Payables for construction	53,317	53,677
Accrued expenses and other liabilities	316,618	224,194
Accrued interest payable	24,290	33,056
Resident security deposits	46,755	38,626
Liabilities related to real estate assets held for sale	—	706
Total liabilities	6,507,707	4,312,258

Redeemable noncontrolling interests	20,769	7,027

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2013 and December 31, 2012; zero shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value; 140,000,000 shares authorized at both March 31, 2013 and December 31, 2012; 129,382,118 and 114,403,472 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,294	1,144
Additional paid-in capital	8,967,298	7,086,407
Accumulated earnings less dividends	(206,667)	(142,329)
Accumulated other comprehensive loss	(106,616)	(108,007)
Total equity	8,655,309	6,837,215
Noncontrolling interest	3,579	3,578
Total equity	8,658,888	6,840,793
Total liabilities and equity	$15,187,364	$11,160,078

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended
	3-31-13	3-31-12
Revenue:
Rental and other income	$309,859	$243,483
Management, development and other fees	2,272	2,549
Total revenue	312,131	246,032

Expenses:
Operating expenses, excluding property taxes	73,971	64,321
Property taxes	32,963	23,887
Interest expense, net	38,174	33,626
Loss on extinguishment of debt, net	—	1,179
Depreciation expense	109,829	61,571
General and administrative expense	10,039	9,710
Expensed acquisition, development and other pursuit costs	40,059	239
Total expenses	305,035	194,533
Equity in income (loss) of unconsolidated entities	(18,564)	2,175

Income (loss) from continuing operations	(11,468)	53,674

Discontinued operations:
Income from discontinued operations	2,446	3,935
Gain on sale of real estate assets	84,491	—
Total discontinued operations	86,937	3,935

Net income	75,469	57,609
Net loss (income) attributable to noncontrolling interests	(42)	149

Net income attributable to common stockholders	$75,427	$57,758

Other comprehensive income:
Unrealized gain on cash flow hedges	—	11,008
Cash flow hedge losses reclassified to earnings	1,391	—
Comprehensive income	$76,818	$68,766

Earnings per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$(0.10)	$0.57
Discontinued operations attributable to common stockholders	0.73	0.04
Net income attributable to common stockholders	$0.63	$0.61

Earnings per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$(0.10)	$0.56
Discontinued operations attributable to common stockholders	0.73	0.04
Net income attributable to common stockholders	$0.63	$0.60

Dividends per common share	$1.07	$0.97

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the three months ended
	3-31-13	3-31-12

Cash flows from operating activities:
Net income	$75,469	$57,609
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	109,829	61,571
Depreciation expense from discontinued operations	—	1,741
Amortization of deferred financing costs and debt (premium)/discount	(1,604)	1,475
Amortization of stock-based compensation	2,099	1,984
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	16,734	(1,346)
Loss on extinguishment of debt, net	—	1,179
Gain on sale of real estate assets	(84,491)	—
Increase in cash in operating escrows	(6,758)	(1,225)
Increase in resident security deposits, prepaid expenses and other assets	(23,299)	(8,167)
Decrease in accrued expenses, other liabilities and accrued interest payable	(6,591)	(9,481)
Net cash provided by operating activities	81,388	105,340

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(221,274)	(159,091)
Acquisition of real estate assets, including partnership interest	(749,275)	(7,442)
Capital expenditures - existing real estate assets	(1,852)	(2,746)
Capital expenditures - non-real estate assets	(1,764)	(147)
Proceeds from sale of real estate, net of selling costs	327,922	—
Increase (decrease) in payables for construction	(360)	7,014
Decrease in cash in construction escrows	—	1,731
Increase in investments in unconsolidated real estate entities	(2,978)	(5,659)
Net cash used in investing activities	(649,581)	(166,340)

Cash flows from financing activities:
Issuance of common stock	253	8,956
Dividends paid	(110,891)	(84,926)
Repayments of mortgage notes payable, including prepayment penalties	(1,507,243)	(52,038)
Repayment of unsecured notes	(100,000)	(179,400)
Payment of deferred financing costs and issuance discounts	—	(123)
Distributions to DownREIT partnership unitholders	(8)	(7)
Distributions to joint venture and profit-sharing partners	(80)	(73)
Net cash used by financing activities	(1,717,969)	(307,611)

Net decrease in cash and cash equivalents	(2,286,162)	(368,611)

Cash and cash equivalents, beginning of period	2,733,618	616,853

Cash and cash equivalents, end of period	$447,456	$248,242

Cash paid during the period for interest, net of amount capitalized	$45,765	$42,684

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the three months ended March 31, 2013:

•                  As described in Note 4, “Equity,” 14,889,706 shares of common stock valued at $1,875,210,000 were issued as partial consideration for the Archstone Acquisition (as defined in this Form 10-Q); 119,292 shares of common stock valued at $15,394,000 were issued in connection with stock grants;  550 shares valued at $76,000 were issued through the Company’s dividend reinvestment plan; 29,219 shares valued at $3,590,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 9,226 shares and options valued at $780,000 previously issued in connection with employee compensation were forfeited. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

•                  The Company recorded a decrease to other liabilities and a corresponding decrease to interest expense, net of $1,414,000; and reclassified $1,391,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net to record the impact of the Company’s derivative and hedge accounting activity.

•                  Common dividends declared but not paid totaled $138,438,000.

•                  The Company recorded $13,262,000 in redeemable noncontrolling interests associated with the acquisition of consolidated joint ventures as part of the Archstone Acquisition.  The Company also recorded an increase of $526,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•                  The Company assumed secured indebtedness with a principal amount of $3,512,202,000 in conjunction with the Archstone Acquisition, discussed further in Note 3, “Notes Payable, Unsecured Notes and Credit Facility.” The Company also assumed an obligation related to outstanding preferred interests of approximately $66,500,000, included in accrued expenses and other liabilities, and discussed further in Note 5, “Archstone Acquisition,” and Note 12, “Subsequent Events.”

During the three months ended March 31, 2012:

•                  91,471 shares of common stock valued at $12,161,000 were issued in connection with stock grants; 735 shares valued at $95,000 were issued through the Company’s dividend reinvestment plan; 39,054 shares valued at $5,119,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,027 shares valued at $324,000 previously issued in connection with employee compensation were forfeited. In addition, the Company granted 113,804 options for common stock at a value of $3,306,000.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”). The Company focuses on the development, acquisition, ownership and operation of apartment communities in high barrier to entry markets of the United States. These markets are primarily located in the New England, Metro New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California regions of the country.

At March 31, 2013, excluding real estate investments owned through the Residual JV discussed in this Form 10-Q, the Company owned or held a direct or indirect ownership interest in 245 operating apartment communities containing 73,477 apartment homes in 12 states and the District of Columbia, of which five communities containing 2,164 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 27 communities under construction that are expected to contain an aggregate of 7,802 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 42 communities that, if developed as expected, will contain an estimated 12,040 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3-31-13	3-31-12
Basic and diluted shares outstanding

Weighted average common shares - basic	119,680,510	94,855,266

Weighted average DownREIT units outstanding	7,500	7,500

Effect of dilutive securities	423,118	791,013

Weighted average common shares - diluted	120,111,128	95,653,779

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$75,427	$57,758
Net income allocated to unvested restricted shares	(139)	(254)
Net income attributable to common stockholders, adjusted	$75,288	$57,504

Weighted average common shares - basic	119,680,510	94,855,266

Earnings per common share - basic	$0.63	$0.61

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$75,427	$57,758
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	8	7

Adjusted net income attributable to common stockholders	$75,435	$57,765

Weighted average common shares - diluted	120,111,128	95,653,779

Earnings per common share - diluted	$0.63	$0.60

Certain options to purchase shares of common stock in the amounts of 608,148 and 427,288 were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at March 31, 2013 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.2%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2013 or 2012.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, the “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into derivative transactions for trading or other speculative purposes. The Company assesses both at inception and on an on-going basis the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of interest expense, net. The fair values of the Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of the Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

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

Acquisitions of Investments in Real Estate

The Company accounts for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which require the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value.  Typical assets and liabilities acquired include land, building, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above-below market leases and in-place leases.  In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.

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

Recently Adopted Accounting Standards

In February 2013, the FASB issued guidance on reclassifications out of accumulated other comprehensive income (“AOCI”).  For significant items reclassified out of AOCI to net income in their entirety, reporting is required about the effect of the reclassifications on the respective line items where net income is presented. Additionally, for items that are not reclassified to net income in their entirety, a cross reference to other disclosures is required in the notes.  The Company has adopted the guidance with no material impact on the Company’s financial position or results of operations.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $13,139,000 and $12,320,000 for the three months ended March 31, 2013 and 2012, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of March 31, 2013 and December 31, 2012, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2013 and December 31, 2012, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	3-31-13	12-31-12

Fixed rate unsecured notes (1)	$1,850,000	$1,950,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,875,541	1,427,133
Variable rate mortgage notes payable - conventional and tax-exempt (2)	1,058,967	476,935

Total notes payable and unsecured notes	5,784,508	3,854,068

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$5,784,508	$3,854,068

(1)         Balances at March 31, 2013 and December 31, 2012 exclude $4,039 and $4,202, respectively, of debt discount, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)         Balances at March 31, 2013 and December 31, 2012 exclude $147,820 and $1,167, respectively of debt premium as reflected in mortgage notes payable, net on the Company’s Condensed Consolidated Balance Sheets.

The following financing activity occurred during the three months ended March 31, 2013:

•                  In February 2013, the Company assumed indebtedness in conjunction with the Archstone Acquisition, discussed further below.

•                  In March 2013, the Company repaid $100,000,000 of its 4.95% medium term notes in accordance with its scheduled maturity.

As a portion of the consideration for the Archstone Acquisition, the Company assumed $2,034,482 net consolidated principal amount of Archstone’s existing secured indebtedness, as further detailed in the table below (dollars in thousands).

Community / Debt Facility	Stated Interest Rate	Principal Maturity Date	Principal Balance Assumed (1)	Principal Repayments at Assumption	Net Principal Balance Assumed (1)

Tax-exempt bonds
Fixed Rate
Archstone Meadowbrook Crossing	4.61%	Nov-2036	$62,200	$—	$62,200
Variable Rate
Archstone Clinton North/South	SIFMA + 1.53%	May-2038	268,500	—	268,500
Archstone Midtown West	SIFMA + 1.13%	May-2029	100,500	—	100,500
Archstone San Bruno	SIFMA + 1.35%	Dec-2037	64,450	—	64,450
Archstone Calabasas	SIFMA + 1.48%	Apr-2038	44,410	—	44,410
			540,060	—	540,060
Conventional loans
Fixed Rate
Fannie Mae Pool 6 (2)	6.19%	Nov-2015	940,923	443,000	497,923
Fannie Mae Pool 2 (2)	6.26%	Nov-2017	692,192	—	692,192
Archstone First + M	5.60%	May-2053	128,826	—	128,826
Archstone San Bruno II	5.37%	Apr-2021	31,700	—	31,700
Archstone Meadowbrook Crossing	4.81%	Nov-2036	22,325	—	22,325
Archstone Lexington	5.55%	Mar-2016	16,984	—	16,984
			1,832,950	443,000	1,389,950
Variable Rate
Fannie Mae Pool 9	LIBOR + 1.27%	Nov-2014	636,756	636,756	—
Freddie Mac Pool	LIBOR + 0.96%	Nov-2014	184,483	184,483	—
Archstone South San Francisco	DMBS + 1.00%	Apr-2013	76,706	76,706	—
Archstone Calabasas	DMBS + 1.44%	Aug-2018	57,472	—	57,472
Archstone San Bruno III	LIBOR + 2.60%	May-2013	47,000	—	47,000
Archstone Wheaton Station	DMBS + 1.00%	Apr-2013	44,539	44,539	—
Archstone La Mesa	DMBS + 1.00%	Apr-2013	24,755	24,755	—
Archstone Parkland Gardens	LIBOR + 2.25%	May-2017	18,176	18,176	—
Archstone Toscano	LIBOR + 6.00%	May-2016	42,805	42,805	—
Archstone Memorial Heights	LIBOR + 2.50%	May-2017	6,500	6,500	—
			1,139,192	1,034,720	104,472
Total Indebtedness			$3,512,202	$1,477,720	$2,034,482

(1)         Balances are for consolidated debt assumed and do not include the Company’s share of the principal amount of debt held by unconsolidated joint ventures. Balances also do not include amounts held in principal reserve funds that were received by the Company, and are held for the repayment of the respective borrowing. Amounts held in principal reserve funds are presented in Cash in escrow on the accompanying Condensed Consolidated Balance Sheets.

(2)         Borrowings are collateralized by multiple communities acquired in the Archstone Acquisition, and are cross-defaulted.

The Company recognized an adjustment to the basis of the net assumed consolidated indebtedness of approximately $150,298,000, representing the excess of the fair value over the principal amount of the notes assumed. The fair value adjustment associated with the indebtedness assumed will be recognized as a component of interest expense, net.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year for a fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.25% at March 31, 2013).  The annual facility fee is approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $55,491,000 and $44,883,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2013 and December 31, 2012, respectively.

In the aggregate, secured notes payable mature at various dates from May 2013 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,082,329,000, excluding communities classified as held for sale, as of March 31, 2013).

As of March 31, 2013, the Company has guaranteed approximately $474,916,000 of mortgage notes payable by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 5.9% and 5.8% at March 31, 2013 and December 31, 2012, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 1.9% and 2.7% at March 31, 2013 and December 31, 2012, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2013, excluding mortgage notes secured by communities classified as held for sale, are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes

2013	$13,774	$270,144	$—	—

2014	19,527	—	150,000	5.375%

2015	17,716	904,005	—	—

2016	18,482	16,255	250,000	5.750%

2017	19,604	710,491	250,000	5.700%

2018	19,259	63,261	—	—

2019	7,802	610,813	—	—

2020	8,256	—	250,000	6.100%

2021	8,120	27,844	250,000	3.950%

2022	8,602	—	450,000	2.950%

Thereafter	92,481	1,098,072	250,000	2.850%

	$233,623	$3,700,885	$1,850,000

(1)  Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

The Company was in compliance at March 31, 2013 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2013 (dollars in thousands):

			Accumulated	Accumulated
		Additional	earnings	other	Total
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	gain (loss)	equity	interests	equity

Balance at December 31, 2012	$1,144	$7,086,407	$(142,329)	$(108,007)	$6,837,215	$3,578	$6,840,793

Net income attributable to common stockholders	—	—	75,427	—	75,427	—	75,427
Cash flow hedge loss reclassified to earnings	—	—	—	1,391	1,391	—	1,391
Change in redemption value of redeemable noncontrolling interest	—	—	(526)	—	(526)	—	(526)
Noncontrolling interests income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders	—	—	(138,438)	—	(138,438)	—	(138,438)
Issuance of common stock, net of withholdings	150	1,871,818	(801)	—	1,871,167	—	1,871,167
Amortization of deferred compensation	—	9,073	—	—	9,073	—	9,073

Balance at March 31, 2013	$1,294	$8,967,298	$(206,667)	$(106,616)	$8,655,309	$3,579	$8,658,888

During the three months ended March 31, 2013, the Company:

(i)                                     issued 3,531 shares of common stock in connection with stock options exercised;

(ii)                                  issued 550 common shares through the Company’s dividend reinvestment plan;

(iii)                               issued 119,292 common shares in connection with stock grants;

(iv)                              withheld 29,219 common shares to satisfy employees’ tax withholding and other liabilities;

(v)                                 cancelled 5,214 shares of restricted common stock upon forfeiture; and

(vi)                              issued 14,889,706 common shares in connection with the closing of the Archstone Acquisition.

With respect to the 14,889,706 common shares issued in conjunction with the Archstone Acquisition to Lehman (as defined below), the Company and Lehman entered into a shareholders agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, until February 27, 2014 Lehman will vote all of its shares of the Company’s common stock in accordance with the recommendation of the Company’s board of directors on any matter other than an extraordinary transaction.  After February 14, 2014, and for so long as Lehman holds more than 5% of our common stock, Lehman will vote all of its shares of our common stock (i) in accordance with the recommendations of our board of directors with respect to any election of directors, compensation and equity plan matters, and any amendment to our charter to increase our authorized capital stock; (ii) on all matters proposed by other shareholders, either proportionately in accordance with the votes of the other shareholders or, at its election, in accordance with the recommendation of our board of directors; and (iii) on all other matters, in its sole and absolute discretion.

In addition, the Company granted 215,230 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2013 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2013, and will not be reflected until earned as compensation cost.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. The Company had no sales under CEP III during the three months ended March 31, 2013, and has $646,274,000 of additional amounts of shares authorized for issuance under this program as of March 31, 2013.

5.  Archstone Acquisition

On February 27, 2013, pursuant to an asset purchase agreement (the “Purchase Agreement”) dated November 26, 2012, by and among the Company, Equity Residential and its operating partnership, ERP Operating Limited Partnership (together, “Equity Residential”), Lehman Brothers Holdings, Inc. (“Lehman”), and Archstone Enterprise LP (“Archstone,” which has since changed its name to Jupiter Enterprise LP), the Company, together with Equity Residential, acquired, directly or indirectly, all of Archstone’s assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown with certain limited exceptions.

Under the terms of the Purchase Agreement, the Company acquired approximately 40% of Archstone’s assets and liabilities and Equity Residential acquired approximately 60% of Archstone’s assets and liabilities (the “Archstone Acquisition”). The Company accounted for the acquisition as a business combination and recorded the purchase price to acquired tangible assets consisting primarily of direct and indirect interests in land and related improvements, buildings and improvements, construction in progress and identified intangible assets and liabilities, consisting primarily of the value of above and below market leases, and the value of in-places leases, at their fair values. The following table summarizes the Company’s preliminary purchase price allocation:

Acquisition Date Preliminary Fair Value (dollars in thousands)
Land and land improvements	$1,760,100
Buildings and improvements	3,729,422
FF&E	52,290
Construction-in-progress, including land and land held for development	404,765
In-place lease intangibles	182,467
Other assets	85,829
Total consolidated assets	$6,214,873
Interest in unconsolidated real estate entities	256,454
Total assets	$6,471,327
Fair value of assumed mortgage notes payable	3,732,980
Liability for preferred obligations	66,500
Other liabilities	34,100
Noncontrolling interest	13,262
Net Assets Acquired	$2,624,485
Common shares issued	1,875,210
Cash consideration	$749,275

The allocation of the fair values to the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date, additional market information and final purchase price settlement with the sellers and Equity Residential in accordance with the terms of the Purchase Agreement. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets and assumed liabilities is its current best estimate of fair value.

The Company engaged a third party valuation specialist to assist in the determination of the fair value of each of the component parts of the operating communities, consisting of land and land improvements, buildings and improvements, furniture, fixtures and equipment, above and below market leases and in-place lease-related intangibles.

Land valuation was based on a market approach, whereby recent sales of similar properties were used, adjusted for differences due to location, the state of entitlement as well as the shape and size of the parcel.  Improvements to the land were valued using a replacement cost approach and considered the structures and amenities included for the communities.  The approach applied industry standard replacement costs adjusted for geographic specific considerations, and reduced by estimated depreciation.  The value for furniture, fixtures and equipment was also determined based on a replacement cost approach, adjusted for estimated depreciation.  The FF&E value estimate considered both costs for items in the apartment homes, such as appliances and furnishings, and those for common areas such as exercise facilities and on site offices.   The estimate of depreciation was made considering industry standard information and depreciation curves for the identified asset classes.  The fair value of buildings acquired was estimated using the replacement cost approach, assuming the buildings were vacant at acquisition.  The replacement cost approach considered the composition of structures in the acquired portfolio, adjusted for an estimate of depreciation.  If the operating community is held in an unconsolidated joint venture, the Company valued its interest in the operating community based on its ownership interest.

The value of the acquired lease-related intangibles considered the estimated cost of leasing the apartment homes as if the acquired buildings were vacant, as well as the value of the current leases relative to market-rate leases.  The in-place lease value was determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time.  The lease-up period for an apartment community was assumed to be 12 months to achieve stabilized occupancy.  Net revenues were developed using market rent considering actual leasing and industry rental rate data.  The value of current leases relative to a market-rate lease was based on market rents obtained for market comparables, and considered a market derived discount rate.

The Company used an internal model to determine the fair value for the development land parcels acquired.  The Company used a discounted cash flow analysis on the expected cash flows for a multifamily rental community that is expected to be constructed on the respective land parcels. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, the compound annual growth rate for the revenue from the operating community, and the exit capitalization rate.

The Company valued the Development Communities under construction and/or in lease-up using either the invested capital basis, or an internal model, depending on the stage of construction completion.  For Development Communities earlier in the construction process, not in lease-up, invested capital was the relevant metric and considered reflective of the fair value of the community.  For Development Communities that either had completed construction or that were substantially complete with construction and in lease-up, the Company used a capitalization rate model.  The capitalization rate model considered the pro-forma NOI for the Development Community, considering the NOI for comparable operating communities, with adjustments for the location and/or quality of the community.   A capitalization rate was applied to each Development Community’s NOI which was based on a relevant capitalization rate observed in a comparable acquisition or disposition, if available, as adjusted by the Company for differences between the Development Community and the referenced comparable transactions.

Given the significance of unobservable inputs, the Company has classified the valuations of the real estate assets acquired as Level 3 prices under the fair value hierarchy.

Other assets acquired consisted primarily of working capital determined by the Company to be reflective of the fair value.

The Company recognized $69,271,000 in acquisition related expenses associated with the Archstone Acquisition, with $29,457,000 reported as a component of Equity in income (loss) of unconsolidated entities, and the balance in expensed acquisition, development and other pursuit costs, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Consideration

Pursuant to the Purchase Agreement and separate arrangements between the Company and Equity governing the allocation of liabilities assumed under the Purchase Agreement, the Company’s portion of consideration under the Purchase Agreement, consisted of the following:

•                  the issuance of 14,889,706 shares of the Company’s common stock, valued at $1,875,210,000 as of the market’s close on February 27, 2013;

•                  a cash payment of approximately $749,000,000;

•                  the assumption of consolidated indebtedness with a fair value of approximately $3,732,979,000, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeds the principal face value, $70,479,000 of which related to debt the Company repaid concurrent with the Archstone Acquisition;

•                  the acquisition with Equity Residential of interests in entities that have preferred units outstanding some of which may be presented for redemption from time to time. The Company’s 40% share of the fair value of the collective obligation, including accrued dividends on these outstanding Archstone preferred units as of the closing date of the Archstone Acquisition is approximately $66,500,000; and

•                  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company shares approximately 40% of the responsibility for these liabilities.

The Company valued the assumed mortgage notes payable using a discounted cash flow analysis that incorporated assumptions that market participants would use.  This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considered credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of the assumed mortgage notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

The Company valued its obligation under the preferred units outstanding based on the current liquidation price of the respective preferred unit series, including accrued but unpaid dividends as appropriate.  As disclosed in Note 12, “Subsequent Events,” the Company redeemed certain outstanding preferred units in April 2013.  The Company used the pricing for the settlement discussed in Note 12, “Subsequent Events” as the fair value at February 27, 2013.

The following table presents information for Archstone that is included in our Condensed Consolidated Statement of Comprehensive Income from the acquisition date, February 27, 2013, through March 31, 2013 (in thousands).

For the period including February 28, 2013 through March 31, 2013
Revenues	$36,624
Loss attributable to common shareholders (1)	$(22,635)

(1) Amounts exclude acquisition costs for the Archstone Acquisition.

The following table presents the Company’s supplemental consolidated pro forma information as if the acquisition had occurred on January 1, 2012 (in thousands except per share amounts unaudited):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenues	$384,078	$344,479
Income from continuing operations	106,853	66,397
Earnings per common share - diluted (from continuing operations)	$0.84	$0.52

The unaudited proforma consolidated results are prepared for informational purposes only, and are based on assumptions and estimates considered appropriate by the Company’s management.  However, they are not necessarily indicative of what the Company’s consolidated financial condition or results of operations actually would have been assuming the Archstone Acquisition had occurred on January 1, 2012, nor do they purport to represent the consolidated financial position or results of operations for future periods.

Investments in Archstone Legacy Entities

In connection with the Archstone Acquisition, the Company entered into a limited liability company agreement with Equity Residential to acquire and own directly and indirectly certain Archstone entities (the “Archstone Legacy Entities”) which hold indirect interests in real estate assets, including 16 of the 60 of the consolidated communities acquired by the Company.  The Archstone Legacy Entities have outstanding preferred interests held by unrelated third parties with an aggregate liquidation preference of approximately $175,000,000 (including accrued but unpaid distributions), of which approximately $102,000,000 are subject to redemption at the election of the holders of such interests.  One of the Archstone Legacy Entities previously entered into tax protection arrangements with the holders of certain of the preferred interests, which arrangements may limit for varying periods of time the Company’s and Equity Residential’s ability to dispose of the properties held indirectly by the Archstone Legacy Entities or to refinance certain related indebtedness, without making payments to the holders of such preferred interests.  Pursuant to this LLC agreement, the Company has agreed to bear 40% of the economic cost of these preferred redemption obligations, as well as the tax protection payments that may arise from our disposition or refinancing of properties of the Archstone Legacy Entities that were contributed to a subsidiary that will be consolidated by the Company.  The fair value the Company’s proportionate share of these preferred redemption obligations of approximately $66,500,000 is recorded as a component of Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. As part of the Archstone Acquisition, the Company and Equity Residential have agreed with Lehman and Archstone to require the acquired Archstone Legacy Entities to have sufficient funds available to honor their redemption obligations and to make any payments under its tax protection arrangements, when they may become due. The principal assets indirectly held by the limited liability company that acquired the Archstone Legacy Entities are interests in a subsidiary of the Company’s (the “AvalonBay Legacy Subsidiary”) and a subsidiary of Equity Residential, each of which subsidiaries acquired certain properties formerly owned by the Archstone Legacy Entities.  The Company consolidates the assets, liabilities and results of operations of the AvalonBay Legacy Subsidiary.

Investments in Archstone Unconsolidated Entities

In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

•                  Archstone Multifamily Partners AC LP (the “Archstone U.S. Fund”) — The Archstone U.S. Fund was formed in July 2011 and is fully invested.  As of March 31, 2013, the Archstone U.S. Fund owns nine communities containing 1,728 apartment communities, one of which includes a marina containing 218 boat slips.  Through subsidiaries the Company owns the general partner of the fund and holds a 28.6% interest in the fund.

Subsidiaries of the Archstone U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $329,684,000 with varying maturity dates, ranging from 2013 to 2022. The mortgage loans are payable by the subsidiaries of the Archstone U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the Archstone U.S. Fund, nor does it have any obligation to fund this debt should the Archstone U.S. Fund be unable to do so.

•                  Archstone Multifamily Partners AC JV LP (the “AC JV”) is a joint venture in which the Company assumed Archstone’s 20% ownership interest.  The AC JV was formed in 2011 and as of March 31, 2013 owned two apartment communities, containing 818 apartment homes in Cambridge, MA and Herndon, VA.  The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the two existing assets, generally one mile or less. The Company owns two land parcels for the development of 444 apartment homes, classified as Development Rights in Cambridge, MA, acquired as part of the Archstone Acquisition that are subject to ROFO restrictions. The ROFO restrictions expire in 2019.

As of March 31, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture.  The Company has not guaranteed the debt of the AC JV, nor does it have any obligation to fund this debt should the AC JV be unable to do so.

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) — Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture.  In conjunction with the Archstone Acquisition, the Company assumed a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest such that as of March 31, 2013, the Company now holds a 28.7% equity interest in the venture.

Brandywine has an outstanding $17,665,000 fixed rate mortgage loan that is payable by the venture.  The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•                  Additionally, through subsidiaries the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”). The Residual Assets include interests in apartment communities in Germany (including through a fund which Archstone managed), a 20.0% interest in a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States, two land parcels, and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40% economic interest in the assets and liabilities of the Residual JV.

6.  Investments in Real Estate Entities

Investments in consolidated entities

Except in connection with the Archstone Acquisition, the Company did not acquire any additional communities during the three months ended March 31, 2013.

Investment in unconsolidated entities

As of March 31, 2013, including the interests in joint ventures acquired in the Archstone Acquisition, and excluding its interest in the Residual JV, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended March 31, 2013, AvalonBay Value Added Fund, LP (“Fund I”) sold one community located in San Francisco, CA and AvalonBay Value Added Fund II, LP (“Fund II”) sold one community located in Gaithersburg, MD. These communities contain 365 apartment homes and 32,000 square feet of retail space and were sold for $142,600,000.  The Company’s proportionate share of the aggregate gain in accordance with GAAP for these dispositions was $9,352,000.

The following is a combined summary of the financial position of the entities accounted for using the equity method excluding those held in joint ventures with Equity Residential, as of the dates presented (dollars in thousands):

	3-31-13	12-31-12
	(unaudited)	(unaudited)
Assets:
Real estate, net	$2,112,739	$1,337,084
Other assets	779,722	73,252

Total assets	$2,892,461	$1,410,336

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,391,811	$943,259
Other liabilities	36,351	20,405
Partners’ capital	1,464,299	446,672

Total liabilities and partners’ capital	$2,892,461	$1,410,336

The following is a combined summary of the operating results of the entities accounted for using the equity method, excluding investments in joint ventures with Equity Residential, for the periods presented (dollars in thousands):

	For the three months ended
	3-31-13	3-31-12
	(unaudited)	(unaudited)

Rental and other income	$43,827	$42,627
Operating and other expenses	(17,705)	(18,669)
Gain on sale of communities	54,051	8,909
Interest expense, net	(15,269)	(13,066)
Depreciation expense	(13,151)	(12,700)
Net income (loss)	$51,753	$7,101

In conjunction with the formation of Fund I and Fund II, as well as the acquisition and development of certain other investments in unconsolidated entities, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $6,726,000 at March 31, 2013 and $7,342,000 at December 31, 2012 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of March 31, 2013).  As of March 31, 2013, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of March 31, 2013, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of March 31, 2013.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which include the abandonment of Development Rights as well as costs incurred in pursuing the disposition of assets for which the disposition did not occur, in the amounts of $245,000 and $147,000 for the three months ended March 31, 2013 and 2012, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three months ended March 31, 2013 and 2012.

The Company also evaluates its unconsolidated investments for other than temporary impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three months ended March 31, 2013 and 2012.

7.  Real Estate Disposition Activities

During the three months ended March 31, 2013, the Company sold three communities. Two of the communities sold, Crystal House I and Crystal House II, both located in Arlington, VA were acquired by the Company as part of the Archstone Acquisition, and planned for disposition at that time. These communities, containing a total of 827 apartment homes, were sold for an aggregate price of $197,150,000. In addition, the Company sold Avalon at Decoverly located in Rockville, MD. This community, containing 564 apartment homes, was sold for $135,250,000 resulting in a gain in accordance with GAAP of $84,491,000.

The operations for any real estate assets sold from January 1, 2012 through March 31, 2013, as well as for assets classified as held for sale at March 31, 2013, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income (loss) from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended
	3-31-13	3-31-12
	(unaudited)	(unaudited)

Rental income	$3,228	$8,455
Operating and other expenses	(782)	(2,699)
Interest expense, net	—	(80)
Depreciation expense	—	(1,741)
Income from discontinued operations	$2,446	$3,935

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

A reconciliation of NOI to net income for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	For the three months ended
	3-31-13	3-31-12
	(unaudited)	(unaudited)

Net income	$75,469	$57,609
Indirect operating expenses, net of corporate income	9,041	8,036
Investments and investment management expense	1,015	1,446
Expensed acquisition, development and other pursuit costs	40,059	239
Interest expense, net	38,174	33,626
Loss on extinguishment of debt	—	1,179
General and administrative expense	10,039	9,710
Equity in (income) loss of unconsolidated entities	18,564	(2,175)
Depreciation expense	109,829	61,571
Gain on sale of real estate assets	(84,491)	—
Income from discontinued operations	(2,446)	(3,935)
Net operating income	$215,253	$167,306

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2013 and 2012 have been adjusted for the real estate assets that were sold from January 1, 2012 through March 31, 2013, or otherwise qualify as discontinued operations as of March 31, 2013, as described in Note 7, “Real Estate Disposition Activities.”

	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)

For the three months ended March 31, 2013

Established
New England	$44,655	$28,577	1.7%	$1,387,495
Metro NY/NJ	61,244	42,439	5.5%	1,915,890
Mid-Atlantic	25,035	18,188	1.6%	631,207
Pacific Northwest	11,376	7,850	10.5%	443,564
Northern California	36,603	27,504	11.6%	1,312,838
Southern California	26,910	18,463	5.9%	987,209
Total Established	205,823	143,021	5.6%	6,678,203

Other Stabilized	80,862	56,243	N/A	7,136,065
Development / Redevelopment	23,174	15,989	N/A	1,915,146
Land Held for Future Development	N/A	N/A	N/A	359,029
Non-allocated (2)	2,272	N/A	N/A	69,318
Total	$312,131	$215,253	28.7%	$16,157,761

For the three months ended March 31, 2012

Established
New England	$33,881	$22,065	7.5%	$1,100,828
Metro NY/NJ	57,219	39,591	9.8%	1,962,197
Mid-Atlantic	25,696	18,816	6.4%	591,140
Pacific Northwest	7,905	5,572	11.9%	301,793
Northern California	31,112	22,793	15.5%	1,180,070
Southern California	23,747	16,559	11.9%	931,512
Total Established	179,560	125,396	10.2%	6,067,540

Other Stabilized	30,252	19,498	N/A	1,098,074
Development / Redevelopment	33,671	22,412	N/A	1,641,636
Land Held for Future Development	N/A	N/A	N/A	297,127
Non-allocated (2)	2,549	N/A	N/A	104,282
Total	$246,032	$167,306	17.4%	$9,208,659

(1)         Does not include gross real estate assets held for sale of $0 and $255,431 as of March 31, 2013 and 2012, respectively.

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

9.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and under the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40
Exercised	(1,320)	74.20	(2,211)	43.41
Granted	215,230	129.03	—	—
Forfeited	—	—	(4,012)	127.56
Options Outstanding, March 31, 2013	521,464	$119.52	713,607	$105.47
Options Exercisable March 31, 2013	189,542	$104.27	713,607	$105.47

The weighted average fair value of the options granted under the 2009 Plan during the three months ended March 31, 2013 is estimated at $26.78 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 3.7% over the expected life of the option, volatility of 34%, risk-free interest rate of 0.91% and an expected life of approximately five years.

The Company adopted a revised compensation framework under which share-based compensation will be granted, composed of annual awards and multiyear long term incentive performance awards.  Annual awards will include restricted stock awards for which one third of the award will vest annually over a three year period following the measurement period.  Under the multiyear long term incentive component of the revised framework, the Company will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return of the Company’s common stock over a three-year measurement period.  The share-based compensation earned will be in the form of restricted stock, or upon election of the recipient up to 25% in the form of stock options, for which one third of the award will vest annually over a three year period following the measurement period.

During the three months ended March 31, 2013, the Company granted awards for restricted stock units with an estimated compensation cost of $15,349,000.  This amount of restricted stock units includes an award which matures at the end of 2015 as well as two transitional awards that mature at the end of 2013 and 2014.  The restricted stock units were valued using a Monte Carlo model with the following weighted average assumptions:  baseline share value of $130.23, a dividend yield of 2.8%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 0.08% to 0.37%, resulting in an average estimated fair value per restricted stock unit of $110.00.

At March 31, 2013, the Company had 227,668 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the three months ended March 31, 2013 totaled 93,462 shares and had fair values at the grant date ranging from $48.60 to $149.05 per share.  The total grant date fair value of shares vested was $8,981,349 and $11,727,000 for the three months ended March 31, 2013 and 2012, respectively.

Total employee stock-based compensation cost recognized in income was $5,616,515 and $2,974,000 for the three months ended March 31, 2013 and 2012, respectively, and total capitalized stock-based compensation cost was $1,860,178 and $1,276,000 for the three months ended March 31, 2013 and 2012, respectively.  Of these amounts, compensation expense of $2,099,000, and capitalized stock-based compensation costs of $421,000 related to the grants under the revised compensation framework. At March 31, 2013, there was a total of $6,632,039 and $14,564,587 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.52 years and 3.11 years, respectively.

10.  Related Party Arrangements

Unconsolidated Entities

Including the investments acquired as part of the Archstone Acquisition, the Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company received fees of $2,272,000 and $2,549,000 in the three months ended March 31, 2013 and 2012, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $7,046,000 and $3,484,000 as of March 31, 2013 and December 31, 2012, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $256,000 and $209,000 for the three months ended March 31, 2013 and 2012, respectively, as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards was $153,000 and $364,000 on March 31, 2013 and December 31, 2012, respectively.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.   These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness from qualifying hedge relationships did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at March 31, 2013, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow	Cash Flow
	Hedges	Hedges	Hedges
	Interest	Interest	Interest
	Rate Caps	Rate Caps	Rate Swaps

Notional balance	$568,514	$179,675	$215,000
Weighted average interest rate (1)	1.5%	2.4%	4.6%
Weighted average capped interest rate	5.8%	5.3%	N/A
Earliest maturity date	Aug-13	Jul-13	May-13
Latest maturity date	Sep-17	Jun-15	May-13

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at March 31, 2013. In conjunction with the Archstone Acquisition, the Company became the holder of 10 derivative positions with a fair value of approximately $20,000 at March 31, 2013. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2013, resulted in an unrecognized gain of approximately $1,414,000, included in Interest expense, net in the Condensed Consolidated Statements of Comprehensive Income. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive income of $11,008,000 during the three months ended March 31, 2012. The Company reclassified $1,391,000 from accumulated other comprehensive loss into earnings as a component of the interest expense, net for the three months ended March 31, 2013. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive losses into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of March 31, 2013 or 2012.

The Company is also party to a $215,000,000 forward interest rate protection agreement, which was entered into in 2011 to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2013.  In 2013, based on changes in the Company’s capital markets outlook for the year, and current liquidity position, it is now uncertain as to whether it will issue the anticipated debt for which this interest rate protection agreement was transacted.  The Company will cash settle this position at or prior to its maturity in May 2013 for the fair value at the time of settlement.  At the point that the Company deems the anticipated debt issuance probable of not occurring, it will record a charge for the reversal of the deferred loss recorded within accumulated other comprehensive income of $53,484,000 for the forward interest swap agreement.  If the Company does issue the debt as previously anticipated, then the amounts recorded within accumulated other comprehensive income will be recognized as interest expense over the term of the debt.

Redeemable Noncontrolling Interests

In conjunction with the consolidated joint ventures acquired as part of the Archstone Acquisition, the Company assumed guarantee obligations that Archstone had provided to certain joint venture partners in the form of redemption options (the “Puts”).  Two of the Puts allow the joint venture partners in the ventures to require the Company to purchase their interest in the investment at a guaranteed minimum amount beginning in June 2022, or earlier if the operating communities underlying the joint ventures are sold. The Puts are payable in cash and have a price determined by a guaranteed return on the joint venture partners’ net capital contributions over the term of the partnership. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligation, applying the contractual guaranteed rate of return to the joint venture partners’ net capital contribution balance as of period end. The Company assumed an additional redemption option related to a development right, where the joint venture partner has the right to put its interest in the venture to the Company upon stabilization of the planned apartment community.  The value of the Company’s obligation is based on the joint venture partner’s current interest in the venture, including any implied return thereon under the terms of the joint venture agreement. Given the significance of the unobservable inputs, the valuation of these puts are classified in Level 3 of the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value	Identical Assets	Inputs	Inputs
Description	3/31/2013	(Level 1)	(Level 2)	(Level 3)

Interest Rate Caps	$29	$—	$29	$—
Interest Rate Swaps	(52,069)	—	(52,069)	—
Puts	(19,819)	—	—	(19,819)
DownREIT units	(950)	(950)	—	—
Indebtedness	(6,115,233)	(1,993,536)	(4,121,697)	—
Total	$(6,188,042)	$(1,994,486)	$(4,173,737)	$(19,819)

12.  Subsequent Events

The Company evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued with the following notable events:

•                  In April 2013, the Company repaid $170,125,000 principal amount of a 4.81% secured mortgage note pursuant to its scheduled maturity date.

•                  Also in April 2013, the Company redeemed $30,000,000 of its proportionate share of the preferred interest obligations assumed in conjunction with the Archstone Acquisition.

•                  In May 2013, the Company repaid $5,465,000 principal amount of a 5.55% secured note at par in advance of its July 2028 scheduled maturity date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” below and the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2012 (our “Form 10-K”).

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

We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are predominantly located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and the Northern and Southern California regions of the United States.

First Quarter 2013 Highlights

On February 27, 2013, pursuant to the Purchase Agreement dated November 26, 2012, by and among us, Equity Residential, Lehman, and Archstone, we, together with Equity Residential, acquired, directly or indirectly, all of Archstone’s assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, with certain limited exceptions.

Under the terms of the Purchase Agreement, we acquired approximately 40% of Archstone’s assets and liabilities and Equity Residential acquired approximately 60% of Archstone’s assets and liabilities (the “Archstone Acquisition”). We acquired the following:

•                  58 apartment communities that will be consolidated for financial reporting purposes, containing 19,263 apartment homes (we disposed of two additional communities containing 827 apartment homes in March 2013 also acquired as part of the Archstone Acquisition), of which six communities are under construction and/or in lease-up and are expected to contain 1,667 apartment homes upon completion;

•                  six parcels of land, four of which we intend to develop, and options to acquire two more parcels of land which, if developed as expected, will contain a total of 2,064 apartment homes;

•                  interests in unconsolidated joint ventures in which we are the general partner or managing member, which own 11 apartment communities containing 2,548 apartment homes, and an interest in an unconsolidated joint venture in which we are a limited partner which owns one apartment community containing 305 apartment homes as further discussed below; and

•                  a 40% ownership interest in unconsolidated joint venture arrangements with Equity Residential which will hold assets and liabilities that we and Equity will jointly manage, and that we and Equity intend to sell to or resolve with third parties, and/or subsequently transfer to Equity or to us as further discussed below.

The Company experienced strong operating performance in the first quarter of 2013.

•                  Net income attributable to common stockholders for the quarter ended March 31, 2013 was $75,427,000, an increase of $17,669,000 or 31% from the prior year period.  The increase is primarily due to gains from disposition of real estate assets, coupled with an increase in Net Operating Income (“NOI”) from our existing and newly developed and acquired communities, partially offset by expensed transaction costs and increased depreciation expense associated with the Archstone Acquisition.

•                  For the quarter ended March 31, 2013, Established Communities NOI increased by $7,621,000 or 5.6% over the prior year period. This increase was driven by an increase in rental revenue of 4.9% due to increases in both rental rates and economic occupancy partially offset by an increase in operating expenses of 3.3% as compared to the prior year period.

•                  At March 31, 2013, we had approximately $541,106,000 in unrestricted cash and cash in escrow.

Our portfolio results for the quarter ended March 31, 2013 include approximately one month of operations from the communities acquired as part of the Archstone Acquisition, and reflect year-over-year revenue growth, as well as continued sequential rental revenue growth.  The overall increase in revenues was driven by our portfolio growth and leasing activity for new development as well as an increase in rental rates and occupancy for our Established Communities. We expect year-over-year revenue growth to continue for the balance of 2013, supported in part by the newly acquired Archstone communities. We believe continued favorable apartment fundamentals, and a capital markets environment that provides continued access to cost effective capital, support our investment activity as further discussed below.

During the quarter ended March 31, 2013, we completed the construction of three communities with an aggregate of 696 apartment homes for a total capitalized cost of $179,000,000.  Also, we started construction of two communities containing 701 apartment homes with an expected aggregate total capitalized cost of $259,200,000. As part of the Archstone Acquisition, we acquired five communities under construction for which we will complete construction activity. At March 31, 2013, 27 communities were under construction with a total projected capitalized cost of approximately $2,198,500,000. As of March 31, 2013, approximately $1,045,080,000 of the capital for this development was invested, with $1,153,420,000 remaining to invest.

During the three months ended March 31, 2013, we started the redevelopment of Eaves Stamford located in Stamford, CT. Eaves Stamford contains 238 apartment homes and is expected to be redeveloped for a total capitalized cost of $9,500,000, excluding costs incurred prior to redevelopment. At March 31, 2013, there were five communities under redevelopment, with an expected investment of approximately $55,300,000, excluding costs incurred prior to the start of redevelopment, with $44,851,000 remaining to be invested.

At present, cash on hand and available capital from our Credit Facility are sufficient to provide the capital necessary to fund our committed development and redevelopment activities as of March 31, 2013. We believe that our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current modest use of financial encumbrances (such as secured financing), provide adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from other sources of liquidity such as from joint ventures or from our retained cash, to meet any reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

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

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have made an equity investment of approximately $12,788,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expired in March 2013, plus two one-year extension options. We have executed the first one-year extension.

Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II, and excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have made an equity investment of $101,688,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle through which we acquired investment interests in apartment communities from its formation in September 2008 through the close of its investment period in August 2011.

During the quarter ended March 31, 2013, Fund I sold Avalon Yerba Buena, located in San Francisco, CA, containing 160 apartment homes and 32,000 square feet of retail space for $103,000,000. Also during the first quarter of 2013, Fund II sold Avalon Rothbury, a 205 apartment home community, located in Gaithersburg, MD, for $39,600,000. Our proportionate share of the aggregate gain in accordance with GAAP for the dispositions by Fund I and Fund II was $9,352,000.

In connection with the Archstone Acquisition, we assumed Archstone’s position in the Archstone U.S. Fund as the general partner, through which we are the managing member; a limited partner, through which we hold a 28.6% equity interest; and a Class A partner, through which we hold a promote interest.  The Archstone U.S. Fund was formed in July 2011 as a discretionary real estate investment vehicle and is fully invested. The Archstone U.S. Fund has a term expiring in 2021, subject to two, one-year extensions if necessary for the orderly dissolution of the Fund. The Archstone U.S. Fund will not impact the Company’s development activities or investments acquired in operating communities acquired from unrelated third parties.

We also acquired interests in other joint venture entities as part of the Archstone Acquisition as described elsewhere in this report.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended March 31, 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2012, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. Established

                              Communities do not include communities acquired as part of the Archstone Acquisition.

•                        Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that attained stabilized occupancy, as defined above, subsequent to January 1, 2012, such that they have stabilized occupancy as of January 1, 2013 or upon acquisition if subsequent to January 1, 2013. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.  Beginning in the quarter ended March 31, 2013, Other Stabilized Communities include the stabilized operating communities acquired as part of the Archstone Acquisition.

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

As of March 31, 2013, communities that we owned or held a direct or indirect interest in, excluding indirect interests in joint ventures with Equity Residential, were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	30	7,490
Metro NY/NJ	25	8,416
Mid-Atlantic	11	4,443
Pacific Northwest	10	2,387
Northern California	19	5,680
Southern California	21	5,263
Total Established	116	33,679

Other Stabilized Communities:
New England	15	3,183
Metro NY/NJ	18	6,158
Mid-Atlantic	25	7,787
Pacific Northwest	5	1,142
Northern California	18	5,753
Southern California	37	11,620
Non-Core	3	1,030
Total Other Stabilized	121	36,673

Lease-Up Communities	3	961

Redevelopment Communities	5	2,164

Total Current Communities	245	73,477

Development Communities	27	7,802

Development Rights	42	12,040

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2013 and 2012 follows (dollars in thousands):

	For the three months ended
	3-31-13	3-31-12	$ Change	% Change

Revenue:
Rental and other income	$309,859	$243,483	$66,376	27.3%
Management, development and other fees	2,272	2,549	(277)	(10.9)%
Total revenue	312,131	246,032	66,099	26.9%

Expenses:
Direct property operating expenses, excluding property taxes	61,634	52,293	9,341	17.9%
Property taxes	32,963	23,887	9,076	38.0%
Total community operating expenses	94,597	76,180	18,417	24.2%

Corporate-level property management and other indirect operating expenses	11,322	10,582	740	7.0%
Investments and investment management expense	1,015	1,446	(431)	(29.8)%
Expensed acquisition, development and other pursuit costs	40,059	239	39,820	16,661.1%
Interest expense, net	38,174	33,626	4,548	13.5%
Loss on extinguishment of debt	—	1,179	(1,179)	100.0%
General and administrative expense	10,039	9,710	329	3.4%
Depreciation expense	109,829	61,571	48,258	78.4%
Total other expenses	210,438	118,353	92,085	77.8%

Equity in income (loss) of unconsolidated entities	(18,564)	2,175	(20,739)	(953.5)%

Income (loss) from continuing operations	(11,468)	53,674	(65,142)	(121.4)%

Discontinued operations:
Income from discontinued operations	2,446	3,935	(1,489)	(37.8)%
Gain on sale of communities	84,491	—	84,491	100.0%
Total discontinued operations	86,937	3,935	83,002	2,109.3%

Net income	75,469	57,609	17,860	31.0%

Net (income) loss attributable to noncontrolling interests	(42)	149	(191)	(128.2)%

Net income attributable to common stockholders	$75,427	$57,758	$17,669	30.6%

Net income attributable to common stockholders increased $17,699,000, or 30.6% to $75,427,000 for the three months ended March 31, 2013 over the prior year period. The increase for the three months ended March 31, 2013 is due primarily to an increase in gains from dispositions of real estate assets, coupled with an increase in NOI from communities acquired in the Archstone Acquisition and our existing and newly developed communities. The increase is partially offset by expensed transaction costs and additional depreciation expense associated with the Archstone Acquisition.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisitions, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, impairment loss on land holdings, gain on sale of real estate assets and income from discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2013 and 2012 to net income for each period are as follows (dollars in thousands):

	For the three months ended
	3-31-13	3-31-12
	(unaudited)	(unaudited)

Net income	$75,469	$57,609
Indirect operating expenses, net of corporate income	9,041	8,036
Investments and investment management expense	1,015	1,446
Expensed acquisition, development and other pursuit costs	40,059	239
Interest expense, net	38,174	33,626
Loss on extinguishment of debt, net	—	1,179
General and administrative expense	10,039	9,710
Equity in (income) loss of unconsolidated entities	18,564	(2,175)
Depreciation expenses	109,829	61,571
Gain on sale of real estate assets	(84,491)	—
Income from discontinued operations	(2,446)	(3,935)
Net operating income	$215,253	$167,306

The NOI changes for the three months ended March 31, 2013, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

For the three months ended
3-31-13

Established Communities	$7,621

Other Stabilized Communities	36,190

Development and Redevelopment Communities	4,136

Total	$47,947

The increase in our Established Communities’ NOI for the three months ended March 31, 2013 is due to increased rental revenues from existing communities. The increase in our Other Stabilized Communities’ NOI is due to increased rental revenues from newly developed communities, as well as acquisitions, including the Archstone Acquisition.  For the balance of 2013, for our Established Communities we expect continued rental revenue growth over the prior year period, offset partially by an expected increase in operating expenses.

Rental and other income increased in the three months ended March 31, 2013 as compared to the prior year period due to additional rental income generated from newly developed and acquired communities, including the Archstone Acquisition, and increases in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes increased to 49,039 apartment homes for the three months ended March 31, 2013 as compared to 42,675 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,125 for the three months ended March 31, 2013 as compared to $1,965 in the prior year period.

Established Communities — Rental revenue increased $9,655,000, or 4.9%, for the three months ended March 31, 2013 over the prior year period, due to an increase in rental rates of 4.7% and an increase in economic occupancy of 0.2%.  Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.  We experienced increases in rental revenue from Established Communities in all six of our regions for the three months ended March 31, 2013 over the prior year period. Information about Established Community performance for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 29.8% of Established Community rental revenue for the three months ended March 31, 2013, experienced an increase in rental revenue of 4.9% as compared to the prior year period. Average rental rates increased 4.6% to $2,515, and economic occupancy increased 0.3% to 96.4% for the three months ended March 31, 2013. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 0.7% during the first quarter of 2013. Apartment demand in the Metro New York/New Jersey region is being driven by job growth in the technology sector.

The New England region accounted for 21.7% of Established Community rental revenue for the three months ended March 31, 2013 and experienced a rental revenue increase of 3.2% over the prior year period. Average rental rates increased 2.7% to $2,071, coupled with an increase in economic occupancy of 0.5% to 96.0% for the three months ended March 31, 2013 as compared to the prior year period.  Sequential revenue declined from the prior quarter by 0.6% during the three months ended March 31, 2013 consistent with the results we experienced in the first quarter of 2012. The New England region’s growth is driven by a renewed expansion in employment for the technology sector, primarily in the greater Boston area, offset somewhat by weakness in the financial services sector impacting the Fairfield-New Haven area.  We expect continued revenue growth that we expect will moderate during the year as new supply is introduced.

Northern California accounted for 17.8% of Established Community rental revenue for the three months ended March 31, 2013 and experienced a rental revenue increase of 8.7% over the prior year period. Average rental rates increased 8.5% to $2,233, and economic occupancy increased 0.2% to 96.1% for the three months ended March 31, 2013 as compared to the prior year period. Sequential revenue increased 0.8% during the three months ended March 31, 2013. Northern California’s technology sector continues to support healthy apartment demand.  New supply may slow revenue growth in future periods.

The Mid-Atlantic region, which represented 12.2% of Established Community rental revenue for the three months ended March 31, 2013, experienced an increase in rental revenue of 1.5% over the prior year period.  Average rental rates increased by 2.2% to $1,956, while economic occupancy decreased 0.7% to 96.0% for the three months ended March 31, 2013 as compared to the prior year period. The Mid-Atlantic region also experienced sequential quarterly rental revenue growth of 0.3%. Uncertainty surrounding federal spending in the Mid-Atlantic region and elevated levels of new supply may result in slower revenue growth in 2013 relative to other markets.

Southern California accounted for 13.1% of Established Community rental revenue for the three months ended March 31, 2013 and experienced a rental revenue increase of 4.5% over the prior year period. Average rental rates increased 3.9% to $1,764, and economic occupancy increased 0.6% to 96.6% for the three months ended March 31, 2013 as compared to the prior year period. Above average job growth coupled with limited new supply will continue to support healthy apartment fundamentals in Southern California.

The Pacific Northwest region accounted for 5.5% of Established Community rental revenue for the three months ended March 31, 2013 and experienced a rental revenue increase of 8.9% over the prior year period. Average rental rates increased 9.2% to $1,652, and economic occupancy decreased 0.3% to 96.0% for the three months ended March 31, 2013 as compared to the prior year period. The Pacific Northwest’s retail, technology, and manufacturing sectors continue to support job creation and apartment fundamentals. Consistent with several of our other markets, new development and resulting additional supply may moderate revenue growth this year.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the three months ended
	3-31-13	3-31-12

Rental revenue (GAAP basis)	$205,744	$196,101
Concessions amortized	52	385
Concessions granted	(37)	(163)

Rental revenue adjusted to state concessions on a cash basis	$205,759	$196,323

Year-over-year % change — GAAP revenue		4.9%

Year-over-year % change — cash concession based revenue		4.8%

Management, development and other fees decreased $277,000, or 10.9% for the three months ended March 31, 2013 as compared to the prior year period. The decrease was primarily due to lower property management and other management fees earned related to dispositions from Fund I and Fund II.

Direct property operating expenses, excluding property taxes increased $9,341,000, or 17.9% for the three months ended March 31, 2013 as compared to the prior year period, primarily due to the addition of newly developed and acquired apartment homes, including the communities acquired as part of the Archstone Acquisition.

For Established Communities, direct property operating expenses, excluding property taxes, increased $403,000 or 1.0% for the three months ended March 31, 2013 over the prior year period. The increase was primarily due to increases in insurance and utilities.

Property taxes increased $9,076,000, or 38.0% for the three months ended March 31, 2013 over the prior year period, due to the addition of newly developed and acquired apartment homes, including the Archstone Acquisition, coupled with increased property taxes at our Established Communities.

For Established Communities, property taxes increased by $1,632,000, or 8.3%, for the three months ended March 31, 2013 over the prior year period due to increases in both rates and assessments as well as the absence of rebates and associated adjustments that lowered property taxes in the first quarter of 2012. We expect property taxes to increase for the balance of 2013 over 2012. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases.  We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations.  We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $740,000, or 7.0% for the three months ended March 31, 2013 over the prior year period primarily due to compensation related costs.

Investments and investment management expense decreased $431,000, or 29.8% during the three months ended March 31, 2013 from the prior year period due to decreased compensation costs.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $39,820,000 in the quarter ended March 31, 2013 over the prior year period due primarily to costs associated with the Archstone Acquisition.

Interest expense, net increased $4,548,000, or 13.5% for the three months ended March 31, 2013 over the prior year period.  This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the mark to market adjustment on debt assumed as part of the Archstone Acquisition, and interest income.  The increase for the three months ended March 31, 2013 is due primarily to net interest costs on debt assumed on the Archstone Acquisition.

Loss on the extinguishment of debt reflects the impact from expensing deferred financing costs from our debt repurchase and retirement activity, or payments above or below the carrying basis.  We did not incur any loss on extinguishment of debt during the three months ended March 31, 2013.

General and administrative expense (“G&A”) increased $329,000, or 3.4% for the three months ended March 31, 2013 as compared to the prior year period due primarily to increased compensation costs.

Depreciation expense increased $48,258,000, or 78.4% in the three months ended March 31, 2013 primarily due to additional depreciation expense from the Archstone Acquisition, including the amortization of in-place lease intangibles.

Equity in income (loss) of unconsolidated entities decreased $20,739,000 for the three months ended March 31, 2013 as compared to the prior year period.  Certain costs associated with the Archstone Acquisition were incurred through the unconsolidated joint venture entities owned with Equity Residential, resulting in a recognized loss during the three months ended March 31, 2013.

Income from discontinued operations represents the net income (loss) generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2012 through March 31, 2013.  This income decreased for the three months ended March 31, 2013 due to the number and size of communities during each period.

Gain on sale of communities increased during the three months ended March 31, 2013 over the prior year period due to sales and associated gain in 2013 with no comparable activity in the prior year period. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

Net (income) loss attributable to noncontrolling interests for the three months ended March 31, 2013 resulted in an allocation of income of $42,000 compared to an allocation of loss of $149,000 for the three months ended March 31, 2012. The change for the quarter ended March 31, 2013 is due to improved operations for the related entities.

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

The following is a reconciliation of net income attributable to the Company to FFO (dollars in thousands, except per share data):

	For the three months ended
	3-31-13	3-31-12

Net income attributable to common stockholders	$75,427	$57,758
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	111,944	65,292
Distributions to noncontrolling interests, including discontinued operations	8	7
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(9,352)	(1,086)
Gain on sale of previously depreciated real estate assets	(84,491)	—

FFO attributable to common stockholders	$93,536	$121,971

Weighted average common shares outstanding - diluted	120,111,128	95,653,779
EPS per common share - diluted	$0.63	$0.60
FFO per common share - diluted	$0.78	$1.28

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

A presentation of GAAP based cash flow metrics is as follows (dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended
	3-31-13	3-31-12
Net cash provided by operating activities	$81,388	$105,340
Net cash used in investing activities	$(649,581)	$(166,340)
Net cash used in financing activities	$(1,717,969)	$(307,611)

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•                  any additional costs associated with the Archstone Acquisition as well as the integration of Archstone communities into our business;

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

For the balance of 2013, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, amounts issued under the CEP III discussed below, real estate dispositions, as well as from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At March 31, 2013, we have unrestricted cash, cash equivalents and cash in escrow of $541,106,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $447,456,000 at March 31, 2013, a decrease of $2,286,162,000 from $2,733,618,000 at December 31, 2012.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $81,388,000 for the three months ended March 31, 2013 from $105,340,000 for the three months ended March 31, 2012. The change was driven primarily by the payment of transaction costs associated with the Archstone Acquisition and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $649,581,000 for the three months ended March 31, 2013 related to investments in assets primarily through the Archstone Acquisition, development and redevelopment offset somewhat by proceeds from dispositions of $327,922,000. During the three months ended March 31, 2013, we invested $974,165,000 in real estate and capital expenditure as follows:

•      we paid $749,275,000 as partial consideration the Archstone Acquisition;

•      we invested approximately $221,274,000 in the development and redevelopment of communities; and

•      we had capital expenditures of $3,616,000 for real estate and non-real estate assets.

Financing Activities — Net cash used by financing activities totaled $1,717,969,000 for the three months ended March 31, 2013.  The net cash used is due to the repayment of $1,507,243,000 in secured notes and prepayment penalties, primarily in conjunction with the Archstone Acquisition, the repayment of $100,000,000 in unsecured notes and payment of cash dividends in the amount of $110,891,000.

Variable Rate Unsecured Credit Facility

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year for extension fees of $1,950,000.  The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.32% at April 30, 2013).  The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

We had outstanding borrowings of $40,000,000 under the Credit Facility and had $56,891,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2013.

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

We were in compliance with these covenants at March 31, 2013.

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

Continuous Equity Program

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. The Company did not sell any shares under CEP III during the three months ended March 31, 2013.  The Company has $651,190,000 of our common stock available to be issued under CEP III at March 31, 2013.

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

In connection with the Archstone Acquisition, we assumed $2,034,482,000 net principal amount of Archstone’s existing secured indebtedness, detailed in the following table.

In addition, during the three months ended March 31, 2013, we repaid $100,000,000 principal amount of 4.95% coupon unsecured notes pursuant to their scheduled maturity.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2013 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest	Principal maturity	Balance Outstanding
Community	rate (1)	date	12-31-12	3-31-13		2013	2014	2015	2016	2017	Thereafter
Tax-exempt bonds
Fixed rate
Eaves Washingtonian Center I	7.82%	May-2027	$8,764	$8,676		$275	$390	$419	$449	$482	$6,572
Avalon Oaks	7.49%	Feb-2041	16,288	16,241		147	209	223	240	257	15,117
Avalon Oaks West	7.54%	Apr-2043	16,205	16,163		131	185	198	211	225	15,171
Avalon at Chestnut Hill	6.15%	Oct-2047	40,390	40,290		310	434	457	482	509	37,997
Archstone Meadowbrook Crossing	4.61%	Nov-2036	—	62,200	(7)	—	—	—	—	—	62,200
			81,647	143,570		863	1,218	1,297	1,382	1,473	137,057

Variable rate (2)
Avalon at Mountain View	1.02%	Feb-2017	18,300	18,300	(3)	—	—	—	—	18,300	—
Avalon at Mission Viejo	1.28%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.20%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.54%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.55%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.08%	Nov-2037	93,800	93,800		—	—	—	—	—	93,800
Avalon Acton	1.64%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	2.76%	Mar-2046	116,000	116,000		—	—	—	—	—	116,000
Avalon Walnut Creek	2.72%	Mar-2046	10,000	10,000		—	—	—	—	—	10,000
Avalon Morningside Park	2.06%	May-2046	100,000	100,000	(5)	—	—	—	—	—	100,000
Archstone Clinton North	1.65%	May-2038	—	147,000	(7)(3)	—	—	—	—	—	147,000
Archstone Clinton South	1.65%	May-2038	—	121,500	(7)(3)	—	—	—	—	—	121,500
Archstone Midtown West	1.25%	May-2029	—	100,500	(7)(3)	—	—	—	—	—	100,500
Archstone San Bruno	1.47%	Dec-2037	—	64,450	(7)(3)	—	—	—	—	—	64,450
Archstone Calabasas	1.60%	Apr-2038	—	44,410	(7)(3)	—	—	—	—	—	44,410
			$467,935	$945,795		$—	$—	$—	$—	18,300	$927,495

Conventional loans (4)
Fixed rate
$100 Million unsecured notes	5.11%	Mar-2013	100,000	—		—	—	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	150,000	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
Avalon at Tysons West	5.55%	Jul-2028	5,465	5,411	(8)	162	229	242	255	271	4,198
Avalon Orchards	7.78%	Jul-2033	17,939	17,839		311	441	472	506	542	15,466
Avalon at Arlington Square	4.81%	Apr-2013	170,125	170,125	(6)	170,125	—	—	—	—	—
Avalon Crescent	5.59%	May-2015	110,600	110,600		—	—	110,600	—	—	—
Avalon at Silicon Valley	5.74%	Jul-2015	150,000	150,000		—	—	150,000	—	—	—
Avalon Darien	6.22%	Nov-2015	49,221	49,031		552	789	47,690	—	—	—
Avalon Greyrock Place	6.13%	Nov-2015	59,292	59,057		672	962	57,423	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,737	20,666		202	289	307	323	346	19,199
Eaves Trumbull	5.93%	May-2019	40,552	40,413		394	566	601	631	676	37,545
Avalon at Stamford Harbor	5.92%	May-2019	64,472	64,252		627	900	955	1,003	1,075	59,692
Avalon Freehold	5.94%	May-2019	35,948	35,825		350	502	532	559	599	33,283
Avalon Run East	5.94%	May-2019	38,519	38,388		375	538	571	599	642	35,663
Eaves Nanuet	6.06%	May-2019	65,004	64,782		633	907	963	1,011	1,083	60,185
Avalon at Edgewater	5.94%	May-2019	77,103	76,839		752	1,076	1,142	1,199	1,285	71,385
Avalon Foxhall	6.05%	May-2019	57,912	57,714		565	808	858	901	965	53,617
Avalon at Gallery Place	6.05%	May-2019	44,997	44,843		438	628	667	700	750	41,660
Avalon at Traville	5.91%	May-2019	76,254	75,993		742	1,065	1,130	1,186	1,271	70,599
Avalon Bellevue	5.91%	May-2019	26,201	26,112		255	366	388	408	437	24,258
Avalon on The Alameda	5.90%	May-2019	52,975	52,794		515	740	785	824	883	49,047
Avalon at Mission Bay North	5.90%	May-2019	71,905	71,660		701	1,004	1,065	1,118	1,198	66,574
Fairfax Towers	5.01%	Aug-2015	42,459	42,202		762	1,070	40,370	—	—	—
Eaves Phillips Ranch	5.76%	Jun-2013	53,348	53,019		53,019	—	—	—	—	—
The Mark Pasadena	4.77%	Jun-2018	11,958	11,958		89	186	195	202	213	11,073
Archstone Seal Beach	6.19%	Nov-2015	—	86,167	(7)	—	—	86,167	—	—	—
Oakwood Toluca Hills	6.19%	Nov-2015	—	167,595	(7)	—	—	167,595	—	—	—
Mountain View at Middlefield	6.19%	Nov-2015	—	72,374	(7)	—	—	72,374	—	—	—
Tunlaw Gardens	6.19%	Nov-2015	—	28,844	(7)	—	—	28,844	—	—	—
Archstone Glover Park	6.19%	Nov-2015	—	23,858	(7)	—	—	23,858	—	—	—
Oakwood Philadelphia	6.19%	Nov-2015	—	10,427	(7)	—	—	10,427	—	—	—
Oakwood Arlington	6.19%	Nov-2015	—	42,703	(7)	—	—	42,703	—	—	—
Archstone Quincy	6.19%	Nov-2015	—	37,212	(7)	—	—	37,212	—	—	—
Archstone Thousand Oaks Plaza	6.19%	Nov-2015	—	28,742	(7)	—	—	28,742	—	—	—
Archstone La Jolla Colony	6.26%	Nov-2017	—	27,176	(7)	—	—	—	—	27,176	—
Archstone Old Town Pasadena	6.26%	Nov-2017	—	15,669	(7)	—	—	—	—	15,669	—
Archstone Thousand Oaks	6.26%	Nov-2017	—	27,411	(7)	—	—	—	—	27,411	—
Archstone Walnut Ridge	6.26%	Nov-2017	—	20,754	(7)	—	—	—	—	20,754	—
Archstone Los Feliz	6.26%	Nov-2017	—	43,258	(7)	—	—	—	—	43,258	—
Arhcstone Oak Creek	6.26%	Nov-2017	—	85,288	(7)	—	—	—	—	85,288	—
Archstone Del Mar Station	6.26%	Nov-2017	—	76,471	(7)	—	—	—	—	76,471	—
Archstone Courthouse Place	6.26%	Nov-2017	—	140,332	(7)	—	—	—	—	140,332	—
Archstone Pasadena	6.26%	Nov-2017	—	28,079	(7)	—	—	—	—	28,079	—
Archstone West Valley	6.26%	Nov-2017	—	83,087	(7)	—	—	—	—	83,087	—
Archstone Woodland Hills	6.26%	Nov-2017	—	104,694	(7)	—	—	—	—	104,694	—
Archstone Russett	6.26%	Nov-2017	—	39,972	(7)	—	—	—	—	39,972	—
Archstone First + M	5.60%	May-2053	—	128,826	(7)	1,364	2,443	2,584	2,733	2,889	116,813
Archstone San Bruno II	5.37%	Apr-2021	—	31,700	(7)	302	430	454	475	506	29,533
Archstone Meadowbrook Crossing	4.81%	Nov-2036	—	22,325	(7)	705	1,095	1,155	1,315	1,275	16,780
Archstone Lexington	5.55%	Mar-2016	—	16,984	(7)	205	255	269	16,255	—	—
			3,295,486	4,581,971		234,817	167,289	919,340	282,203	959,097	2,019,070

Variable rate (2) (5)
Avalon Walnut Creek	2.80%	Mar-2046	9,000	8,700		—	—	—	—	—	8,700
Archstone Calabasas	1.58%	Aug-2018	—	57,472	(7)(3)	803	1,020	1,084	1,152	1,225	52,188
Archstone San Bruno III	2.80%	May-2013	—	47,000	(7)	47,000	—	—	—	—	—
			9,000	113,172		47,803	1,020	1,084	1,152	1,225	60,888
Total indebtedness-excluding unsecured credit facility			$3,854,068	$5,784,508		$283,483	$169,527	$921,721	$284,737	$980,095	$3,144,510

(1)                                     Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs and other fees.

(2)                                     Variable rates are given as of March 31, 2013.

(3)                                     Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)                                     Balances outstanding represent total amounts due at maturity, and are net of $4,039 and $4,202 of debt discount and basis adjustments associated with the unsecured notes as of March 31, 2013 and December 31, 2012, respectively, and $147,820 and $1,167 premium associated with secured notes as of March 31, 2013 and December 31, 2012, respectively, as reflected on our Unaudited Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)                                     In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(6)                                     Borrowing was repaid in accordance with its scheduled maturity in April 2013.

(7)                                     Borrowing was assumed as part of the Archstone Acquisition.

(8)                                     Borrowing was repaid in May 2013 at par in advance of its scheduled maturity in July 2028.

Future Financing and Capital Needs — Portfolio and Other Activity

As of March 31, 2013, we had 27 wholly-owned communities under construction, for which a total estimated cost of approximately $1,153,420,000 remained to be invested.  We also had five wholly-owned communities under reconstruction, for which a total estimated cost of approximately $44,851,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

As of March 31, 2013, we had investments in the following unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%.  We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 5, “Archstone Acquisition” and Note 6, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. The following table excludes our interest in the Residual JV, discussed further below.

	Company	# of	Total	Debt
	Ownership	Apartment	Capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	Percentage	Homes	Cost (1)	Amount	Type	Rate (2)	Date
Fund I
1. Avalon Sunset - Los Angeles, CA		82	$20,939	$12,750	Fixed	5.4%	Mar 2014
2. Avalon at Civic Center - Norwalk, CA		192	42,818	27,001	Fixed	5.4%	Aug 2013
3. The Springs - Corona, CA (3)		320	30,027	22,846	Fixed	6.1%	Oct 2014
4. Avalon Cedar Place - Columbia, MD		156	24,526	12,000	Fixed	5.7%	Feb 2015
5. Avalon Centerpoint - Baltimore, MD (4)		392	80,297	45,000	Fixed	5.7%	Dec 2014
6. Middlesex Crossing - Billerica, MA		252	38,553	24,100	Fixed	5.5%	Dec 2014
7. Avalon Crystal Hill - Ponoma, NY		168	38,888	24,500	Fixed	5.4%	Dec 2014
8. Avalon Rutherford Station - East Rutherford, NJ		108	36,849	19,025	Fixed	6.1%	Sep 2016
9. South Hills Apartments - West Covina, CA		85	24,871	11,761	Fixed	5.9%	Oct 2014
10. Weymouth Place - Weymouth, MA		211	25,359	13,455	Fixed	5.1%	Mar 2015
Total Fund I	15.2%	1,966	$363,127	$212,438		5.6%

Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	$34,018	$21,515	Fixed	5.5%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA		491	72,347	42,600	Fixed	5.3%	May 2017
3. The Apartments at Briarwood - Owings Mills, MD		348	45,598	26,850	Fixed	3.6%	Nov 2017
4. Eaves Gaithersburg - Gaithersburg, MD (5)		684	102,238	63,200	Fixed	5.4%	Jan 2018
5. Eaves Tustin - Tustin, CA		628	100,460	59,100	Fixed	3.8%	Oct 2017
6. Eaves Los Alisos - Lake Forest, CA		140	27,498	—	N/A	N/A	N/A
7. Fox Run Apartments - Plainsboro, NJ (5)		776	88,713	52,895	Fixed	4.6%	Nov 2014
8. Eaves Carlsbad - Carlsbad, CA		448	79,094	46,141	Fixed	4.7%	Feb 2018
9. Eaves Rockville - Rockville, MD		210	51,558	31,307	Fixed	4.3%	Aug 2019
10. Captain Parker Arms - Lexington, MA		94	21,996	13,500	Fixed	3.9%	Sep 2019
11. Eaves Rancho San Diego - San Diego, CA		676	126,057	72,512	Fixed	3.5%	Nov 2018
12. Avalon Watchung - Watchung, NJ		334	65,621	40,950	Fixed	3.4%	Apr 2019
Total Fund II	31.3%	5,049	$815,198	$470,570		4.3%

Archstone U.S. Fund
1. Archstone Sunnyvale (Parkside) - Sunnyvale, CA		192	65,683	36,419	Fixed	5.4%	Nov 2019
2. Archstone Studio 4041 - Studio City, CA		149	54,838	30,150	Fixed	3.3%	Nov 2022
3. Marina Bay - Marina del Rey, CA (8)		205	52,751	—	N/A	N/A	N/A
4. Archstone Venice on Rose - Venice, CA		70	56,194	31,000	Variable	3.8%	Jun 2013
5. Archstone Boca Town Center - Boca Raton, FL (9)		252	44,054	25,000	Fixed	3.7%	Feb 2019
6. Archstone Station 250 - Dedham, MA		285	92,082	60,000	Fixed	3.7%	Sep 2022
7. Archstone Grosvenor Tower - Bethesda, MD		236	74,889	46,500	Fixed	3.7%	Sep 2022
8. Archstone Kips Bay - New York, NY		209	131,070	70,000	Fixed	4.3%	Jan 2019
9. Archstone Kirkland at Carillon - Kirkland, WA		130	48,540	30,615	Fixed	3.8%	Feb 2019
Total Archstone U.S. Fund	28.6%	1,728	$620,101	$329,684		3.7%

Archstone AC JV
1. Archstone North Point - Cambridge, MA (6)		426	184,123	111,653	Fixed	6.0%	July 2021
2. Archstone Woodland Park - Herndon, VA (6)		392	83,283	50,647	Fixed	6.0%	July 2021
Total Archstone AC JV	20.0%	818	$267,406	$162,300		6.0%

Other Operating Joint Ventures
1. Avalon Chrystie Place I — New York, NY (7)	20.0%	361	$137,762	$117,000	Variable	1.1%	Nov 2036
2. Avalon at Mission Bay North II — San Francisco, CA (7)	25.0%	313	124,252	105,000	Fixed	6.0%	Dec 2015
3. Archstone Brandywine - Washington, DC	28.7%	305	17,129	17,665	Fixed	4.8%	Jun 2013
Total Other Joint Ventures		979	279,143	239,665		3.5

Total Unconsolidated Investments		10,540	$2,344,975	$1,414,657		3.8%

(1)         Represents total capitalized cost as of March 31, 2013.

(2)         Represents weighted average rate on outstanding debt as of March 31, 2013.

(3)         Beginning in the third quarter of 2010, the Company consolidated the net assets and results of operations of The Springs.

(4)         Borrowing on this community is comprised of three mortgage loans.

(5)         Borrowing on this community is comprised of two mortgage loans.

(6)         Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(7)         After the venture makes certain threshold distributions to the third-party partner, the Company generally receives 50% of all further distributions.

(8)         This community is planned to undergo substantial redevelopment, currently approximately one half of the apartment homes are not in service. This community is also subject to a leasehold interest.

(9)         The debt secured by this community is a variable rate note converted to an effective fixed rate borrowing with an interest rate swap.

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

•                  Subsidiaries of Fund I have 12 loans secured by individual assets with amounts outstanding in the aggregate of $212,438,000, including $22,846,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from August 2013 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of March 31, 2013). As of March 31, 2013, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2013.

•                  As of March 31, 2013, subsidiaries of Fund II have 13 loans secured by individual assets with amounts outstanding in the aggregate of $470,570,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of March 31, 2013).  As of March 31, 2013, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2013.

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

•                  CVP I, LLC has outstanding tax-exempt, variable rate bonds maturating in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC’s repayment obligations under the bonds.

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

In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

•                  Archstone Multifamily Partners AC LP (the “Archstone U.S. Fund”) — The Archstone U.S. Fund was formed in July 2011 and is fully invested.  As of March 31, 2013, the Archstone U.S. Fund owns nine communities containing 1,728 apartment communities, one of which includes a marina containing 218 boat slips.  Through subsidiaries we own the general partner of the fund and hold a 28.6% interest in the fund.

Subsidiaries of the Archstone U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $329,684,000 with varying maturity dates, ranging from June 2013 to November 2022. The mortgage loans are payable by the subsidiaries of the Archstone U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the Archstone U.S. Fund, nor do we have any obligation to fund this debt should the Archstone U.S. Fund be unable to do so.

•                  Archstone Multifamily Partners AC JV LP (the “AC JV”) is a joint venture in which we assumed Archstone’s 20% ownership interest.  The AC JV was formed in 2011 and as of March 31, 2013 owned two operating communities, containing 818 apartment homes in Cambridge, MA and Herndon, VA.  The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the two existing assets, generally one mile or less.  We own two land parcels for the development of 444 apartment homes, classified as Development Rights in Cambridge, MA acquired as part of the Archstone Acquisition that are subject to the ROFO restrictions. The ROFO restrictions expire in 2019.

As of March 31, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) — Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture.  In conjunction with the Archstone Acquisition, we assumed a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest and as of March 31, 2013, hold a 28.7% equity interest in the venture.

Brandywine has an outstanding $17,665,000 fixed rate mortgage loan that is payable by the venture.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•                  Additionally, through subsidiaries we and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which we and Equity Residential acquired (i) certain assets of Archstone that we and Equity Residential plan to divest (to third parties or to us or Equity Residential) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that we and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets include  interests in apartment communities in Germany (including through a fund which Archstone managed), a 20.0% interest in a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States, two land parcels, and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations  for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition for which Lehman Brothers Holdings, Inc. has agreed to indemnify us and Equity. We and Equity Residential jointly control the Residual JV and we hold a 40% economic interest in the assets and liabilities of the Residual JV.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As a result of the Archstone Acquisition, the Company assumed $2,034,482, net principal amount of Archstone’s existing indebtedness, In addition, we assumed obligations related to preferred units of $66,500,000 of which we redeemed $30,000,000 in April 2013. Scheduled contractual obligations that are incremental additions for secured borrowings and preferred unit excluding amounts redeemed in April 2013, to those reported on our Form 10-K as a result of the Archstone Acquisition for the next five years and thereafter are as follows as of March 31, 2013 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt and Preferred Unit Obligations	$2,070,982	$50,379	$508,711	$720,016	$791,876
Interest on Debt Obligations	789,235	81,269	191,867	127,629	388,470
Total	$2,860,217	$131,648	$700,578	$847,645	$1,180,346

Development Communities

As of March 31, 2013, we had 27 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 7,802 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,198,500,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Total capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Irvine II	179	$46.2	Q3 2011	Q4 2012	Q2 2013	Q4 2013
	Irvine, CA
2.	Avalon Somerset	384	78.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ
3.	AVA Ballard	265	65.1	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Seattle, WA
4.	Avalon Shelton III	250	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
5.	Archstone Toscano	474	90.2	Q2 2011	Q1 2013	Q4 2013	Q2 2014
	Houston, TX
6.	Avalon Natick	407	82.0	Q4 2011	Q1 2013	Q2 2014	Q4 2014
	Natick, MA
7.	Avalon Hackensack	226	46.4	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ
8.	Avalon at Wesmont Station II	140	24.8	Q3 2012	Q2 2013	Q4 2013	Q2 2014
	Wood-Ridge, NJ
9.	Avalon Exeter	187	120.0	Q2 2011	Q3 2013	Q2 2014	Q4 2014
	Boston, MA
10.	Avalon West Chelsea/AVA High Line	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
11.	Avalon Mosaic	531	120.9	Q1 2012	Q4 2013	Q3 2014	Q1 2015
	Tysons Corner, VA
12.	Avalon East Norwalk	240	45.5	Q2 2012	Q2 2013	Q1 2014	Q3 2014
	Norwalk, CT
13.	Avalon Dublin Station II	255	76.0	Q2 2012	Q4 2013	Q2 2014	Q4 2014
	Dublin, CA
14.	Avalon/AVA Assembly Row	448	113.5	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Somerville, MA
15.	AVA University District	283	76.7	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Seattle, WA
16.	Avalon Bloomingdale	174	32.2	Q3 2012	Q3 2013	Q1 2014	Q3 2014
	Bloomingdale, NJ
17.	Avalon Morrison Park	250	79.7	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	San Jose, CA
18.	AVA 55 Ninth	273	123.3	Q3 2012	Q2 2014	Q4 2014	Q2 2015
	San Francisco, CA
19.	Avalon Ossining	168	37.4	Q4 2012	Q2 2014	Q3 2014	Q1 2015
	Ossining, NY
20.	AVA Little Tokyo	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
	Los Angeles, CA
21	Avalon Wharton	248	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
	Wharton, NJ
22	Avalon Huntington Station	303	83.3	Q1 2013	Q2 2014	Q1 2015	Q3 2015
	Huntington Station, NY
23	AVA Stuart Street	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
	Boston, MA
24	Archstone Parkland Gardens	228	87.2	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Arlington, VA
25	Archstone Memorial Heights Phase I	318	54.9	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	Houston, TX
26	Archstone West Valley Expansion	84	19.4	Q4 2012	Q1 2014	Q1 2014	Q3 2014
	San Jose, CA
27	Archstone Berkeley on Addison	94	30.2	Q3 2012	Q2 2014	Q3 2014	Q4 2014
	Berkeley, CA

	Total	7,802	$2,198.5

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

Redevelopment Communities

As of March 31, 2013, there were five communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $55,300,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2013.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of			Estimated	Estimated
		apartment	Total capitalized	Reconstruction	reconstruction	restabilized
		homes	cost (1)	Start	completion	operations (2)

1.	Avalon Bronxville	110	$8.3	Q3 2012	Q3 2013	Q4 2013
	Bronxville, NY
2.	AVA Burbank	748	19.3	Q4 2012	Q4 2014	Q1 2015
	Burbank, CA
3.	Avalon Campbell	348	12.4	Q4 2012	Q2 2014	Q3 2014
	Campbell, CA
4.	Avalon at Fairway Hills (3)	720	5.8	Q4 2012	Q4 2013	N/A
	Columbia, MD
5.	Eaves Stamford	238	9.5	Q1 2013	Q1 2014	Q3 2014
	Stamford, CT

	Total	2,164	$55.3

(1)                                 Total capitalized cost does not include capitalized incurred prior to redevelopment.

(2)                                 Restabilized Operations for Redevelopment Communities completed with unoccupied turns is defined as the earlier of (i) the attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of redevelopment. Restabilized Operations for Redevelopment Communities completed with occupied turns is defined as the re-leasing of 95% of the renovated homes.

(3)                                 The redevelopment of this community is primarily focused on the exterior and/or common area.  While apartment homes are not being turned, there is expected to be an impact on community operations and therefore this community is excluded from the Established Community portfolio and classified as a Redevelopment Community.

Development Rights

At March 31, 2013, we had $359,029,000 in acquisition and related capitalized costs for land parcels we own, and $33,275,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 42 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2013 includes $290,001,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 12,040 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 27 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 15 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense.

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
	Number	number	cost
Market	of rights	of homes	($ millions) (1)

Boston, MA	8	2,160	$664

Fairfield-New Haven, CT	2	290	66

New York City	1	826	443

New York Suburban	3	734	219

New Jersey	10	2,593	562

Washington, DC Metro	6	2,098	555

Seattle, WA	3	749	175

Oakland-East Bay, CA	1	252	78

San Francisco, CA	2	520	255

Orange County, CA	2	814	246

Los Angeles, CA	3	783	266

San Diego, CA	1	221	55

Total	42	12,040	$3,584

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

Land Acquisitions

We acquired seven land parcels during the quarter ended March 31, 2013 for an aggregate purchase price of approximately $81,800,000, including six land parcels acquired as part of the Archstone Acquisition.  We anticipate starting construction on four of these land parcels at various dates within the next twelve months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $27,420,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators in the future of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault.  We cannot assure you that an earthquake would not cause damage or losses greater than insured levels.  We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $75,000,000 of coverage.  Earthquake coverage outside of California and Washington is subject to a $100,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,000,000.

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism.  In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program until 2014.  In connection with TRIPRA, we have purchased insurance for property damage due to terrorism up to $350,000,000.  Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism.  This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions.  Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

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

•                  interest rates;

•                  general economic conditions including the potential impacts from the current economic conditions; and

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

•                  we may be unsuccessful in our management of Fund I, Fund II, the Archstone U.S. Fund or the REIT vehicles that are used with each respective fund; and

•                  we may be unsuccessful in managing changes in our portfolio composition, including operating outside of our core markets as a result of the Archstone Acquisition.

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

In conjunction with the Archstone Acquisition, we assumed approximately $2,034,000,000 net principal amount of secured fixed and floating rate indebtedness, which impacted the Company’s overall exposure to interest rate risk. We had $1,058,967,000 and $476,935,000 in variable rate debt outstanding as of March 31, 2013 and December 31, 2012, respectively.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (excluding amounts outstanding under our Credit Facility) with an aggregate carrying value of $5,784,508,000 at March 31, 2013 had an estimated aggregate fair value of $6,115,233,000 at March 31, 2013. Contractual fixed rate debt represented $5,178,894,000 of the fair value at March 31, 2013. If interest rates had been 100 basis points higher as of March 31, 2013, the fair value of this fixed rate debt would have decreased by approximately $405,774,000.

Item 4.                                                        Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1a.                                                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2012.

Item 2.                                                                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported in the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2013

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 — January 31, 2013	—	$—	—	200,000
February 1 — February 29, 2013	15	$130.26	—	200,000
March 1 — March 31, 2013	29,204	$126.21	—	200,000

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

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form-Q of the Company filed November 2, 2012.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-Q of the Company filed on November 2, 2012.)

3(ii).3	—	Amendment to Amended and Restated Bylaws of the Company, dated September 19, 2012. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed September 20, 2012.)

4.1	—

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

10.1	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units. (Filed herewith.)

10.2	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed on March 5, 2013.)

10.3	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed on March 5, 2013.)

10.4	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed on March 5, 2013.)

10.5	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed on March 5, 2013.)

10.6	—

Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and the parties named therein. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Company filed on March 5, 2013.)

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.*

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 10, 2013	/s/ Timothy J. Naughton
Timothy J. Naughton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2013	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)