Form 10-Q
period 2013-06-30
AVALONBAY COMMUNITIES INC
filed 2013-08-02
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

129,402,894 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2013

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	6-30-13	12-31-12
	(unaudited)
ASSETS
Real estate:
Land	$3,310,543	$1,430,532
Buildings and improvements	11,249,812	7,112,763
Furniture, fixtures and equipment	325,288	254,378
	14,885,643	8,797,673
Less accumulated depreciation	(2,326,132)	(2,021,703)
Net operating real estate	12,559,511	6,775,970
Construction in progress, including land	1,146,805	802,857
Land held for development	409,930	316,037
Operating real estate assets held for sale, net	—	120,256
Total real estate, net	14,116,246	8,015,120

Cash and cash equivalents	111,147	2,733,618
Cash in escrow	94,400	50,033
Resident security deposits	27,886	24,748
Investments in unconsolidated real estate entities	365,521	129,352
Deferred financing costs, net	35,726	38,700
Deferred development costs	37,260	24,665
Prepaid expenses and other assets	183,999	143,842
Total assets	$14,972,185	$11,160,078

LIABILITIES AND EQUITY
Unsecured notes, net	$1,846,113	$1,945,798
Variable rate unsecured credit facility	142,000	—
Mortgage notes payable	3,865,206	1,905,235
Dividends payable	138,456	110,966
Payables for construction	84,984	53,677
Accrued expenses and other liabilities	224,189	223,651
Accrued interest payable	39,735	33,056
Resident security deposits	48,225	38,328
Liabilities related to real estate assets held for sale	—	1,547
Total liabilities	6,388,908	4,312,258

Redeemable noncontrolling interests	19,514	7,027

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2013 and December 31, 2012; zero shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2013 and 140,000,000 shares authorized at December 31, 2012; 129,398,867 and 114,403,472 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,294	1,144
Additional paid-in capital	8,972,852	7,086,407
Accumulated earnings less dividends	(308,938)	(142,329)
Accumulated other comprehensive loss	(105,042)	(108,007)
Total equity	8,560,166	6,837,215
Noncontrolling interest	3,597	3,578
Total equity	8,563,763	6,840,793
Total liabilities and equity	$14,972,185	$11,160,078

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6-30-13	6-30-12	6-30-13	6-30-12
Revenue:
Rental and other income	$386,321	$249,675	$694,415	$491,501
Management, development and other fees	2,913	2,770	5,185	5,319
Total revenue	389,234	252,445	699,600	496,820

Expenses:
Operating expenses, excluding property taxes	90,056	66,751	163,748	130,788
Property taxes	42,038	24,528	74,753	48,171
Interest expense, net	43,169	33,191	81,342	66,814
Loss on extinguishment of debt, net	—	—	—	1,179
Depreciation expense	196,106	63,224	305,280	124,137
General and administrative expense	11,345	8,316	21,384	18,026
Expensed acquisition, development, and other pursuit costs	3,768	901	43,827	1,141
Total expenses	386,482	196,911	690,334	390,256

Equity in income (loss) of unconsolidated entities	(940)	2,073	(19,503)	4,248
Gain on sale of land	240	280	240	280

Income (loss) from continuing operations	2,052	57,887	(9,997)	111,092

Discontinued operations:
Income from discontinued operations	363	3,885	3,394	8,289
Gain on sale of real estate assets	33,682	95,049	118,173	95,049
Total discontinued operations	34,045	98,934	121,567	103,338

Net income	36,097	156,821	111,570	214,430
Net loss attributable to noncontrolling interests	121	88	78	237

Net income attributable to common stockholders	$36,218	$156,909	$111,648	$214,667

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	—	(27,798)	—	(16,789)
Cash flow hedge losses reclassified to earnings	1,574	—	2,965	—
Comprehensive income	$37,792	$129,111	$114,613	$197,878

Earnings per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$0.02	$0.61	$(0.08)	$1.17
Discontinued operations attributable to common stockholders	0.26	1.03	0.98	1.08

Net income attributable to common stockholders	$0.28	$1.64	$0.90	$2.25

Earnings per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.02	$0.60	$(0.08)	$1.16
Discontinued operations attributable to common stockholders	0.26	1.03	0.97	1.08

Net income attributable to common stockholders	$0.28	$1.63	$0.89	$2.24

Dividends per common share:	$1.07	$0.97	$2.14	$1.94

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the six months ended
	6-30-13	6-30-12

Cash flows from operating activities:
Net income	$111,570	$214,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	305,280	124,137
Depreciation expense from discontinued operations	875	4,194
Amortization of deferred financing costs and debt (premium) discount	(8,390)	3,040
Amortization of stock-based compensation	3,581	4,268
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	33,134	(3,182)
Loss on extinguishment of debt, net	—	1,781
Gain on sale of real estate assets	(118,413)	(95,329)
Gain on sale of joint venture real estate assets	(10,824)	—
Increase in cash in operating escrows	(8,291)	(1,988)
Increase in resident security deposits, prepaid expenses and other assets	(43,499)	(20,732)
(Increase) decrease in accrued expenses, other liabilities and accrued interest payable	2,188	(8,151)
Net cash provided by operating activities	267,211	222,468

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(591,894)	(341,144)
Acquisition of real estate assets, including partnership interest	(749,275)	(37,105)
Capital expenditures - existing real estate assets	(1,986)	(6,606)
Capital expenditures - non-real estate assets	(2,721)	(588)
Proceeds from sale of real estate, net of selling costs	432,380	182,225
Increase in payables for construction	31,307	6,582
Decrease in cash in construction escrows	—	1,697
(Increase) decrease in investments in unconsolidated real estate entities	(2,161)	2,188
Net cash used in investing activities	(884,350)	(192,751)

Cash flows from financing activities:
Issuance of common stock	2,605	175,682
Dividends paid	(249,267)	(177,322)
Net borrowings under unsecured credit facility	142,000	—
Issuance of mortgage notes payable	71,210	—
Repayments of mortgage notes payable, including prepayment penalties	(1,786,130)	(103,621)
Settlement of interest rate contract	(51,000)	—
Repayment of unsecured notes	(100,000)	(179,400)
Payment of deferred financing costs and issuance discounts	(524)	(123)
Acquisition of joint venture partner equity interest	(1,965)	(3,350)
Redemption of preferred interest obligation	(32,086)	—
Distributions to DownREIT partnership unitholders	(16)	(15)
Distributions to joint venture and profit-sharing partners	(159)	(158)
Net cash used by financing activities	(2,005,332)	(288,307)

Net decrease in cash and cash equivalents	(2,622,471)	(258,590)

Cash and cash equivalents, beginning of period	2,733,618	616,853

Cash and cash equivalents, end of period	$111,147	$358,263

Cash paid during the period for interest, net of amount capitalized	$75,648	$62,012

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the six months ended June 30, 2013:

•                  As described in Note 4, “Equity,” 14,889,706 shares of common stock valued at $1,875,210,000 were issued as partial consideration for the Archstone Acquisition (as defined in this Form 10-Q); 123,977 shares of common stock valued at $16,019,000 were issued in connection with stock grants;  1,030 shares valued at $140,000 were issued through the Company’s dividend reinvestment plan; 44,222 shares valued at $5,638,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 5,214 shares valued at $516,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

•                  The Company recorded a decrease to other liabilities and a corresponding decrease to interest expense, net of $2,484,000; and reclassified $2,965,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net to record the impact of the Company’s derivative and hedge accounting activity.

•                  Common dividends declared but not paid totaled $138,456,000.

•                  The Company recorded $13,262,000 in redeemable noncontrolling interests associated with consolidated joint ventures acquired as part of the Archstone Acquisition.  The Company also recorded an increase of $329,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•                  The Company assumed secured indebtedness with a principal amount of $3,512,202,000 in conjunction with the Archstone Acquisition, discussed further in Note 3, “Notes Payable, Unsecured Notes and Credit Facility.” The Company also assumed an obligation related to outstanding preferred interests of approximately $66,500,000, included in accrued expenses and other liabilities, and discussed further in Note 5, “Archstone Acquisition.”

During the six months ended June 30, 2012:

•                  95,941 shares of common stock valued at $12,786,000 were issued in connection with stock grants; 1,336 shares valued at $180,000 were issued through the Company’s dividend reinvestment plan; 120,078 shares valued at $15,458,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,558 shares and options valued at $393,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 113,804 options for common stock at a value of $3,306,000.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”). The Company focuses on the development, acquisition, ownership and operation of apartment communities primarily in high barrier to entry markets of the United States. The Company’s primary markets are located in the New England, Metro New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California regions of the country.

At June 30, 2013, excluding real estate investments owned through the Residual JV discussed in this Form 10-Q, the Company owned or held a direct or indirect ownership interest in 246 operating apartment communities containing 73,564 apartment homes in 12 states and the District of Columbia, of which six communities containing 2,248 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 27 communities under construction that are expected to contain an aggregate of 7,935 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 47 communities that, if developed as expected, will contain an estimated 13,649 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6-30-13	6-30-12	6-30-13	6-30-12
Basic and diluted shares outstanding

Weighted average common shares - basic	129,179,471	95,308,163	124,456,232	95,082,172

Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500

Effect of dilutive securities	408,428	677,162	415,931	730,531

Weighted average common shares - diluted	129,595,399	95,992,825	124,879,663	95,820,203

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$36,218	$156,909	$111,648	$214,667
Net income allocated to unvested restricted shares	(59)	(547)	(193)	(845)
Net income attributable to common stockholders, adjusted	$36,159	$156,362	$111,455	$213,822

Weighted average common shares - basic	129,179,471	95,308,163	124,456,232	95,082,172

Earnings per common share - basic	$0.28	$1.64	$0.90	$2.25

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$36,218	$156,909	$111,648	$214,667
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	8	7	16	13

Adjusted net income attributable to common stockholders	$36,226	$156,916	$111,664	$214,680

Weighted average common shares - diluted	129,595,399	95,992,825	124,879,663	95,820,203

Earnings per common share - diluted	$0.28	$1.63	$0.89	$2.24

Certain options to purchase shares of common stock in the amounts of 606,318 and 424,357 were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at June 30, 2013 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.2%. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2013 or 2012.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $16,824,000 and $12,625,000 for the three months ended June 30, 2013 and 2012, respectively, and $29,963,000 and $24,945,000 for the six months ended June 30, 2013 and 2012, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of June 30, 2013 and December 31, 2012, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2013 and December 31, 2012, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	6-30-13	12-31-12

Fixed rate unsecured notes (1)	$1,850,000	$1,950,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,714,321	1,427,133
Variable rate mortgage notes payable - conventional and tax-exempt(2)	1,011,709	476,935

Total notes payable and unsecured notes	5,576,030	3,854,068

Credit Facility	142,000	—

Total mortgage notes payable, unsecured notes and Credit Facility	$5,718,030	$3,854,068

(1)         Balances at June 30, 2013 and December 31, 2012 exclude $3,887 and $4,202, respectively, of debt discount as reflected in unsecured notes on the Company’s Condensed Consolidated Balance Sheets.

(2)         Balances at June 30, 2013 and December 31, 2012 exclude $139,175 and $1,167, respectively of debt premium as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2013:

•                  In February 2013, as a portion of the consideration for the Archstone Acquisition, the Company assumed $3,512,202,000 consolidated principal amount of Archstone’s existing secured indebtedness, repaying $1,477,720,000 principal amount of the indebtedness assumed concurrent with the closing of the Archstone Acquisition.

•                  In March 2013, the Company repaid $100,000,000 of its 4.95% medium term notes in accordance with the scheduled maturity.

•                  In April 2013, the Company obtained a 3.06% fixed rate, secured mortgage note in the amount of $15,000,000 that matures in April 2018.

•                  In April 2013, the Company repaid a 4.69% fixed rate, secured mortgage note in the amount of $170,125,000 pursuant to its scheduled maturity date.

•                  In May 2013, the Company repaid a $5,393,000 fixed rate secured mortgage note with an interest rate of 5.55% at par and without penalty in advance of its July 2028 scheduled maturity date.

•                  In May 2013, the Company obtained a 3.08% fixed rate secured mortgage note that matures in May 2020 in the amount of $56,210,000, in association with the refinancing of an existing $47,000,000 variable rate secured mortgage note.

•                  In May 2013, the Company repaid a $52,806,000 fixed rate secured mortgage note with an interest rate of 5.24% pursuant to its scheduled maturity date.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year for a fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.24% at June 30, 2013).  The annual facility fee is approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating.

The Company had $142,000,000 and $0 of borrowings outstanding under the Credit Facility and had $54,485,000 and $44,883,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2013 and December 31, 2012, respectively.

In the aggregate, secured notes payable mature at various dates from April 2014 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,761,224,000, excluding communities classified as held for sale, as of June 30, 2013).

As of June 30, 2013, the Company has guaranteed approximately $400,290,000 of mortgage notes payable by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.7% and 5.8% at June 30, 2013 and December 31, 2012, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.4% and 2.7% at June 30, 2013 and December 31, 2012, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2013 are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments (1)	maturities	maturities	notes

2013	$9,723	$—	$—	—

2014	19,608	—	150,000	5.375%

2015	18,358	904,014	—	—

2016	19,708	16,255	250,000	5.750%

2017	20,865	710,491	250,000	5.700%

2018	20,200	76,759	—	—

2019	8,761	610,813	—	—

2020	7,934	50,825	250,000	6.100%

2021	7,779	27,844	250,000	3.950%

2022	8,242	—	450,000	2.950%

Thereafter	89,800	1,098,051	250,000	2.850%

	$230,978	$3,495,052	$1,850,000

(1)  Secured note payments are comprised of the principal pay downs for amortizing mortgage notes.

The Company was in compliance at June 30, 2013 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Equity

The following summarizes the changes in stockholders’ equity for the six months ended June 30, 2013 (dollars in thousands):

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2012	$1,144	$7,086,407	$(142,329)	$(108,007)	$6,837,215	$3,578	$6,840,793

Net income attributable to common stockholders	—	—	111,648	—	111,648	—	111,648
Cash flow hedge loss reclassified to earnings	—	—	—	2,965	2,965	—	2,965
Change in redemption value of redeemable noncontrolling interest	—	—	(329)	—	(329)	—	(329)
Noncontrolling interests income allocation	—	—	—	—	—	19	19
Dividends declared to common stockholders	—	—	(276,894)	—	(276,894)	—	(276,894)
Issuance of common stock, net of withholdings	150	1,872,418	(1,034)	—	1,871,534	—	1,871,534
Amortization of deferred compensation	—	14,027	—	—	14,027	—	14,027

Balance at June 30, 2013	$1,294	$8,972,852	$(308,938)	$(105,042)	$8,560,166	$3,597	$8,563,763

During the six months ended June 30, 2013, the Company:

(i)                                     issued 30,118 shares of common stock in connection with stock options exercised;

(ii)                                  issued 1,030 common shares through the Company’s dividend reinvestment plan;

(iii)                               issued 123,977 common shares in connection with stock grants;

(iv)                              withheld 44,222 common shares to satisfy employees’ tax withholding and other liabilities;

(v)                                 cancelled 5,214 shares of restricted common stock upon forfeiture; and

(vi)                              issued 14,889,706 common shares in connection with the closing of the Archstone Acquisition.

With respect to the 14,889,706 common shares issued in conjunction with the Archstone Acquisition to Lehman (as defined below), the Company and Lehman entered into a shareholders agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, until February 27, 2014 Lehman will vote all of its shares of the Company’s common stock in accordance with the recommendation of the Company’s board of directors on any matter other than an extraordinary transaction.  After February 14, 2014, and for so long as Lehman holds more than 5% of the Company’s common stock, Lehman will vote all of its shares of the Company’s common stock (i) in accordance with the recommendations of the Company’s board of directors with respect to any election of directors, compensation and equity plan matters, and any amendment to our charter to increase our authorized capital stock; (ii) on all matters proposed by other shareholders, either proportionately in accordance with the votes of the other shareholders or, at its election, in accordance with the recommendation of the Company’s board of directors; and (iii) on all other matters, in its sole and absolute discretion.  In May 2013, Lehman sold 7,870,000 of the Company’s common shares it received as consideration for the Archstone Acquisition. Lehman received all of the net proceeds from the offering, and the sale did not impact the total number of the Company’s common shares outstanding.

In addition, during the six months ended June 30, 2013 the Company granted 215,230 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2013 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2013, and will not be reflected until earned as compensation cost.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. The Company had no sales under CEP III during the six months ended June 30, 2013, and has $646,274,000 of shares that remain authorized for issuance under this program as of June 30, 2013.

5.  Archstone Acquisition

On February 27, 2013, pursuant to an asset purchase agreement (the “Purchase Agreement”) dated November 26, 2012, by and among the Company, Equity Residential and its operating partnership, ERP Operating Limited Partnership (together, “Equity Residential”), Lehman Brothers Holdings, Inc. (“Lehman”, which term is sometimes used in this report to refer to Lehman Brothers Holdings, Inc., and/or its relevant subsidiary or subsidiaries), and Archstone Enterprise LP (“Archstone,” which has since changed its name to Jupiter Enterprise LP), the Company, together with Equity Residential, acquired, directly or indirectly, all of Archstone’s assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown, with certain limited exceptions.

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

Acquisition Date Preliminary Fair Value (dollars in thousands)
Land and land improvements	$1,760,100
Buildings and improvements	3,729,422
FF&E	52,290
Construction-in-progress, including land and land held for development	404,765
In-place lease intangibles	182,467
Other assets	85,829
Total consolidated assets	$6,214,873
Interest in unconsolidated real estate entities	256,454
Total assets	$6,471,327
Fair value of assumed mortgage notes payable	3,732,980
Liability for preferred obligations	66,500
Other liabilities	34,100
Noncontrolling interest	13,262
Net Assets Acquired	2,624,485
Common shares issued	1,875,210
Cash consideration	$749,275

The allocation of the fair values to the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date, additional market information and final purchase price settlement with the sellers and Equity Residential in accordance with the terms of the Purchase Agreement.  The Company’s assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets and assumed liabilities is its current best estimate of fair value.

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

The Company is applying a weighted average depreciation period for the in-place lease intangibles of six months.  During the three and six months ended June 30, 2013, the Company recognized $93,726,000 and $124,601,000, respectively, of depreciation expense for in-place lease intangibles, recorded as a component of Depreciation expense on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company used an internal model to determine the fair value for the development land parcels acquired.  The internal model applied a discounted cash flow analysis on the expected cash flows for each land parcel as if the expected multifamily rental community is constructed. The cash flow analysis incorporated assumptions that market participants would make, including the application of (i) discount factors to the estimated future cash flows of the underlying asset, (ii) a compound annual growth rate for the revenue from the operating community, and (iii) an exit capitalization rate.

The Company valued the Development Communities under construction and/or in lease-up using either the invested capital basis, or an internal model, depending on the stage of construction completion.  For Development Communities earlier in the construction process and not yet in lease-up, invested capital was the relevant metric and was considered reflective of the fair value of the community.  For Development Communities that either had completed construction or that were substantially complete with construction and in lease-up, the Company used a capitalization rate model.  The capitalization rate model considered the pro-forma NOI for the Development Community, relative to NOI for comparable operating communities, with adjustments for the location and/or quality of the community. A capitalization rate was applied to each Development Community’s NOI which was based on a relevant capitalization rate observed in comparable acquisition or disposition transactions, if available, as adjusted by the Company for differences in fundamentals between the Development Community and the referenced comparable transactions.

Given the significance of unobservable inputs, the Company has classified the valuations of the real estate assets acquired as Level 3 prices under the fair value hierarchy.

Other assets acquired consisted primarily of working capital determined by the Company to be reflective of the fair value.

During the six months ended June 30, 2013, the Company recognized $77,939,000 in acquisition related expenses associated with the Archstone Acquisition, with $34,552,000 reported as a component of Equity in income (loss) of unconsolidated entities, and the balance in Expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Consideration

Pursuant to the Purchase Agreement and separate arrangements between the Company and Equity Residential governing the allocation of liabilities assumed under the Purchase Agreement, the Company’s portion of consideration under the Purchase Agreement, consisted of the following:

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

•                  the acquisition with Equity Residential of interests in entities that have preferred units outstanding some of which may be presented for redemption from time to time. The Company’s 40% share of the fair value of the collective obligation, including accrued dividends on these outstanding Archstone preferred units as of the closing date of the Archstone Acquisition, is approximately $66,500,000; and

•                  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company shares approximately 40% of the responsibility for these liabilities.

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

The Company valued its obligation under the preferred units outstanding based on the current liquidation price of the respective preferred unit series, including accrued but unpaid dividends as appropriate. During the three months ended June 30, 2013, the Company paid approximately $32,100,000 to redeem its proportionate share of a portion of the preferred interest obligations assumed in conjunction with the Archstone Acquisition. The Company used the pricing for the settlement as the fair value at February 27, 2013.

The following table presents information for Archstone that is included in our Condensed Consolidated Statement of Comprehensive Income from the acquisition date, February 27, 2013, through June 30, 2013 (in thousands).

For the period including February 28, 2013 through June 30, 2013
Revenues	$140,196
Loss attributable to common shareholders (1)	$(91,137)

(1) Amounts exclude acquisition costs for the Archstone Acquisition.

The following table presents the Company’s supplemental consolidated pro forma information as if the acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenues	$771,547	$695,464
Income (loss) from continuing operations	198,262	(24,486)
Earnings (loss) per common share - diluted (from continuing operations)	$1.53	$(0.19)

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

Investments in Archstone Consolidated Entities

In connection with the Archstone Acquisition, the Company entered into a limited liability company agreement with Equity Residential to acquire and own directly and indirectly certain Archstone entities (the “Archstone Legacy Entities”) which hold indirect interests in real estate assets, including 16 of the 60 of the consolidated communities acquired by the Company.  As of June 30, 2013, the Archstone Legacy Entities have outstanding preferred interests held by unrelated third parties with an aggregate liquidation preference of approximately $90,000,000 (including accrued but unpaid distributions), which are generally subject to redemption at the election of the holders of such interests.  One of the Archstone Legacy Entities previously entered into tax protection arrangements with the holders of certain of the preferred interests, which arrangements may limit for varying periods of time the Company’s and Equity Residential’s ability to dispose of the properties held indirectly by the Archstone Legacy Entities or to refinance certain related indebtedness, without making payments to the holders of such preferred interests.  Pursuant to this LLC agreement, the Company has agreed to bear 40% of the economic cost of these preferred redemption obligations, and the tax protection payments that may arise from our disposition or refinancing of properties of the Archstone Legacy Entities that were contributed to a subsidiary that will be consolidated by the Company.  The fair value of the Company’s proportionate share of preferred redemption obligations of approximately $36,000,000 is recorded as a component of Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. As part of the Archstone Acquisition, the Company and Equity Residential have agreed with Lehman and Archstone to require the acquired Archstone Legacy Entities to have sufficient funds available to honor their redemption obligations and to make any payments under its tax protection arrangements, when they may become due. The principal assets indirectly held by the limited liability company that acquired the Archstone Legacy Entities are interests in a subsidiary of the Company’s (the “AvalonBay Legacy Subsidiary”) and a subsidiary of Equity Residential, each of which subsidiaries acquired certain properties formerly owned by the Archstone Legacy Entities.  The Company consolidates the assets, liabilities and results of operations of the AvalonBay Legacy Subsidiary.

Investments in Archstone Unconsolidated Entities

In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

•                  Archstone Multifamily Partners AC LP (the “Archstone U.S. Fund”) — The Archstone U.S. Fund was formed in July 2011 and is fully invested. As of June 30, 2013, the Archstone U.S. Fund owns nine communities containing 1,728 apartment communities, one of which includes a marina containing 229 boat slips.  Through subsidiaries the Company owns the general partner of the fund and holds a 28.6% interest in the fund.

Subsidiaries of the Archstone U.S. Fund have eight loans secured by individual assets with amounts outstanding in the aggregate of $330,516,000 with varying maturity dates, ranging from 2019 to 2022. The mortgage loans are payable by the subsidiaries of the Archstone U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the Archstone U.S. Fund, nor does it have any obligation to fund this debt should the Archstone U.S. Fund be unable to do so.

•                  Archstone Multifamily Partners AC JV LP (“the AC JV”) — The AC JV is a joint venture in which the Company assumed Archstone’s 20% ownership interest. The AC JV was formed in 2011 and as of June 30, 2013 owned two apartment communities containing 818 apartment homes in Cambridge, MA and Herndon, VA.  The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the two existing assets, generally one mile or less. The Company owns two land parcels for the development of 444 apartment homes, classified as Development Rights in Cambridge, MA, acquired as part of the Archstone Acquisition that are subject to ROFO restrictions. The ROFO restrictions expire in 2019.

As of June 30, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture.  The Company has not guaranteed the debt of the AC JV, nor does it have any obligation to fund this debt should the AC JV be unable to do so.

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) — Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture.  In conjunction with the Archstone Acquisition, the Company assumed a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest such that as of June 30, 2013, the Company now holds a 28.7% equity interest in the venture.

Brandywine has an outstanding $25,000,000 fixed rate mortgage loan that is payable by the venture.  The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•                  Additionally, through subsidiaries the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”). The Residual Assets include interests in apartment communities in Germany (including through a fund which Archstone managed), a 20.0% interest in a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States, two land parcels, and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities generally include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40% economic interest in the assets and liabilities of the Residual JV.

6.  Investments in Real Estate Entities

Investment in unconsolidated entities

As of June 30, 2013, including the interests in joint ventures acquired in the Archstone Acquisition, and excluding interest in the Residual JV, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended June 30, 2013, AvalonBay Value Added Fund, LP (“Fund I”) sold Avalon at Civic Center, located in Norwalk, CA.  Avalon at Civic Center, containing 192 homes, was sold for $45,844,000.  The Company’s share of the gain in accordance with GAAP for the disposition was $1,472,000.

The following is a combined summary of the financial position of the entities accounted for using the equity method, excluding those owned by the Residual JV, as of the dates presented (dollars in thousands):

	6-30-13	12-31-12
	(unaudited)	(unaudited)
Assets:
Real estate, net	$2,067,969	$1,337,084
Other assets	168,822	73,252

Total assets	$2,236,791	$1,410,336

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,372,106	$943,259
Other liabilities	40,860	20,405
Partners’ capital	823,825	446,672

Total liabilities and partners’ capital	$2,236,791	$1,410,336

The following is a combined summary of the operating results of the entities accounted for using the equity method, excluding those owned by the Residual JV, for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-13	6-30-12	6-30-13	6-30-12

Rental and other income	$57,452	$44,505	$101,216	$87,132
Operating and other expenses	(22,986)	(19,131)	(40,680)	(37,800)
Gain on sale of communities	11,216	3,825	65,267	12,735
Interest expense, net	(15,829)	(12,659)	(31,098)	(25,726)
Depreciation expense	(17,783)	(12,597)	(30,933)	(25,297)
Net income (loss)	$12,070	$3,943	$63,772	$11,044

In conjunction with the formation of Fund I and AvalonBay Value Added Fund II, L.P. (“Fund II”), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $6,430,000 at June 30, 2013 and $7,342,000 at December 31, 2012 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of June 30, 2013).  As of June 30, 2013, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under these guarantees, both at inception and as of June 30, 2013, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of June 30, 2013.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights as well as costs incurred in pursuing the acquisition or disposition of assets for which such transactional activity did not occur, in the amounts of $195,000 and $820,000 for the three months ended June 30, 2013 and 2012, respectively, and $440,000 and $968,000 for the six months ended June 30, 2013 and 2012, respectively. These costs are included in Expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and six months ended June 30, 2013 and 2012.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land.  The Company did not recognize any impairment charges on its investment in land for the three and six months ended June 30, 2013 and 2012.

The Company also evaluates its unconsolidated investments for impairment, considering both the carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three and six months ended June 30, 2013 and 2012.

7.  Real Estate Disposition Activities

During the three months ended June 30, 2013, the Company sold Avalon at Dublin Station I, located in Dublin, CA containing a total of 305 apartment homes, for $105,400,000. The disposition resulted in a gain in accordance with GAAP of $33,682,000.

As of June 30, 2013, the Company did not have any real estate assets that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2012 through June 30, 2013 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	(unaudited)		(unaudited)
	6-30-13	6-30-12	6-30-13	6-30-12

Rental income	$897	$9,425	$5,890	$19,537
Operating and other expenses	(314)	(3,088)	(1,621)	(6,314)
Interest expense, net	—	(55)	—	(138)
Loss on extinguishment of debt	—	(602)	—	(602)
Depreciation expense	(220)	(1,795)	(875)	(4,194)
Income from discontinued operations	$363	$3,885	$3,394	$8,289

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6-30-13	6-30-12	6-30-13	6-30-12

Net income	$36,097	$156,821	$111,570	$214,430
Indirect operating expenses, net of corporate income	10,890	8,617	19,932	16,653
Investments and investment management expense	1,096	1,499	2,110	2,945
Expensed acquisition, development and other pursuit costs	3,768	901	43,827	1,141
Interest expense, net	43,169	33,191	81,342	66,814
Loss on extinguishment of debt, net	—	—	—	1,179
General and administrative expense	11,345	8,316	21,384	18,026
Equity in (income) loss of unconsolidated entities	940	(2,073)	19,503	(4,248)
Depreciation expense	196,106	63,224	305,280	124,137
Gain on sale of real estate assets	(33,922)	(95,329)	(118,413)	(95,329)
Income from discontinued operations	(363)	(3,885)	(3,394)	(8,289)
Net operating income	$269,126	$171,282	$483,141	$337,459

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and six months ended June 30, 2013 and 2012 have been adjusted for the real estate assets that were sold from January 1, 2012 through June 30, 2013, or otherwise qualify as discontinued operations as of June 30, 2013, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended			For the six months ended
	Total		% NOI change	Total		% NOI change	Gross
	revenue	NOI	from prior year	revenue	NOI	from prior year	real estate (1)

For the period ended June 30, 2013

Established
New England	$45,555	$30,320	4.9%	$90,209	$58,897	3.3%	$1,391,807
Metro NY/NJ	62,549	43,449	5.1%	123,794	85,888	5.3%	1,917,740
Mid-Atlantic	25,312	18,330	2.8%	50,346	36,518	2.2%	631,578
Pacific Northwest	11,603	7,937	10.5%	22,979	15,787	10.5%	443,641
Northern California	37,476	28,218	12.4%	74,078	55,722	12.0%	1,313,242
Southern California	29,542	20,375	6.9%	58,872	40,475	6.2%	1,055,368
Total Established	212,037	148,629	6.6%	420,278	293,287	6.1%	6,753,376

Other Stabilized	147,704	102,161	N/A	226,802	157,166	N/A	7,045,024
Development / Redevelopment	26,580	18,336	N/A	47,335	32,688	N/A	2,183,928
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	409,930
Non-allocated (2)	2,913	N/A	N/A	5,185	N/A	N/A	50,120

Total	$389,234	$269,126	57.1%	$699,600	$483,141	43.2%	$16,442,378

For the period ended June 30, 2012

Established
New England	$41,736	$27,263	5.7%	$82,812	$53,894	7.2%	$1,285,318
Metro NY/NJ	58,169	40,637	6.3%	115,388	80,229	8.0%	1,962,950
Mid-Atlantic	25,829	18,722	2.4%	51,525	37,538	4.4%	591,284
Pacific Northwest	8,119	5,651	9.5%	16,024	11,223	10.7%	303,343
Northern California	30,191	22,051	13.0%	59,645	43,715	14.2%	1,095,715
Southern California	24,508	17,023	8.5%	48,869	34,002	10.2%	946,376
Total Established	188,552	131,347	7.1%	374,263	260,601	8.7%	6,184,986

Other Stabilized	31,561	20,042	N/A	61,813	39,538	N/A	1,140,536
Development / Redevelopment	29,562	19,893	N/A	55,425	37,320	N/A	1,656,545
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	294,116
Non-allocated (2)	2,770	N/A	N/A	5,319	N/A	N/A	59,043

Total	$252,445	$171,282	10.8%	$496,820	$337,459	13.0%	$9,335,226

(1)         Does not include gross real estate assets held for sale of $0 and $218,377 as of June 30, 2013 and 2012, respectively.

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

9.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40
Exercised	(6,951)	96.72	(23,167)	80.91
Granted	215,230	129.03	—	—
Forfeited	(1,061)	131.29	(4,012)	127.56
Options Outstanding, June 30, 2013	514,772	$119.69	692,651	$106.09
Options Exercisable June 30, 2012	195,034	$104.99	692,651	$106.09

The weighted average fair value of the options granted under the 2009 Plan during the six months ended June 30, 2013 is estimated at $26.78 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 3.7% over the expected life of the option, volatility of 34.0%, risk-free interest rate of 0.9% and an expected life of approximately 5 years.

During 2013, the Company adopted a revised compensation framework under which share-based compensation will be granted, composed of annual awards and multiyear long term incentive performance awards.  Annual awards will include restricted stock awards for which one third of the award will vest annually over a three year period following the measurement period.  Under the multiyear long term incentive component of the revised framework, the Company will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return of the Company’s common stock over a three-year measurement period.  The share-based compensation earned will be in the form of restricted stock, or upon election of the recipient up to 25% in the form of stock options, for which one third of the award will vest annually over a three year period following the measurement period.

During the six months ended June 30, 2013, the Company issued 123,977 shares of restricted stock as well as awards for restricted stock units, with an estimated aggregate compensation cost of $36,996,000.  The grant of restricted stock units includes an award which matures at the end of 2015 as well as two transitional awards that mature at the end of 2013 and 2014.  The restricted stock units were valued using a Monte Carlo model with the following weighted average assumptions:  baseline share value of $130.23, a dividend yield of 2.8%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 0.08% to 0.37%, resulting in an average estimated fair value per restricted stock unit of $110.00.

At June 30, 2013, the Company had 192,212 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the six months ended June 30, 2013 totaled 132,790 shares and had fair values at the grant date ranging from $48.60 to $149.05 per share.  The total grant date fair value of shares vested was $13,685,000 and $36,162,000 for the six months ended June 30, 2013 and 2012, respectively.

Total employee stock-based compensation cost recognized in income was $11,793,000 and $6,106,000 for the six months ended June 30, 2013 and 2012, respectively, and total capitalized stock-based compensation cost was $3,922,000 and $2,603,000 for the six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, there was a total of $4,729,000 and $11,664,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.24 years and 2.85 years, respectively.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $2,913,000 and $2,770,000 in the three months ended June 30, 2013 and 2012, respectively, and $5,185,000 and $5,319,000 for the six months ended June 30, 2013 and 2012, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $10,983,000 and $3,484,000 as of June 30, 2013 and December 31, 2012, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $493,000 and $429,000 for the six months ended June 30, 2013 and 2012, respectively,  as a component of general and administrative expense.  Deferred compensation relating to restricted stock grants and deferred stock awards to non-employee directors was $916,000 and $364,000 on June 30, 2013 and December 31, 2012, respectively.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate cap agreements to manage its interest rate risk.   These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty non-performance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at June 30, 2013, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow
	Hedges	Hedges
	Interest	Interest
	Rate Caps	Rate Caps

Notional balance	$612,851	$179,497
Weighted average interest rate (1)	1.7%	2.4%
Weighted average capped interest rate	5.9%	5.3%
Earliest maturity date	Aug-13	Jul-13
Latest maturity date	Sep-17	Jun-15

(1) For interest rate caps, this represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at June 30, 2013. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2013, resulted in unrealized gains of $1,069,000 and $2,484,000, respectively, included in interest expense, net in the Condensed Consolidated Statement of Comprehensive Income. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2012 were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease in other comprehensive income of $16,789,000 during the six months ended June 30, 2012. The Company reclassified $1,574,000 and $2,965,000 of deferred losses from accumulated other comprehensive income into earnings as a component of the interest expense, net for the three and six months ended June 30, 2013. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive income into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of June 30, 2013 or 2012.

The Company was also party to a $215,000,000 forward interest rate protection agreement, which was entered into in 2011 to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2013. Based on changes in the Company’s capital markets outlook for the year, and current liquidity position, it is now uncertain as to whether the Company will issue the anticipated debt for which this interest rate protection agreement was transacted. The Company settled this position at its maturity in May 2013 with a payment to the counterparty of $51,000,000, the fair value at the time of settlement. As of June 30, 2013, the Company has recorded deferred loss in accumulated other comprehensive income of $53,484,000 for the forward interest swap agreement with the timing for recognition in earnings dependent on the Company’s capital markets activity for the balance of 2013.  If the Company does issue the debt as anticipated, then the amounts recorded within accumulated other comprehensive income will be recognized as interest expense over the term of the debt.

Redeemable Noncontrolling Interests

The Company provided redemption options (the “Puts”) that allow joint venture partners of the Company to require the Company to purchase their interests in the investment at a guaranteed minimum amount related to three ventures, two of which were acquired as part of the Archstone Acquisition. The Puts are payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, applying a guaranteed rate of return to the joint venture partners’ net capital contribution balances as of period end. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value	Identical Assets	Inputs	Inputs
Description	6/30/2013	(Level 1)	(Level 2)	(Level 3)

Interest Rate Caps	$48	$—	$48	$—
Puts	(18,067)	—	—	(18,067)
DownREIT units	(1,012)	(1,012)	—	—
Indebtedness	(5,868,176)	(1,920,035)	(3,948,141)	—
Total	$(5,887,207)	$(1,921,047)	$(3,948,093)	$(18,067)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends as described more fully under “Forward-Looking Statements” included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” below and the risk factors described in Item 1a, “Risk Factors,” of our Form 10-K for the year ended December 31, 2012 (the “Form 10-K”).

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

We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are primarily located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and the Northern and Southern California regions of the United States.

Second Quarter 2013 Highlights

While the Company experienced a decline in net income due to Archstone Acquisition related expenses, we experienced strong operating performance in the second quarter of 2013.

•                  Net income attributable to common stockholders for the quarter ended June 30, 2013 was $36,218,000, a decrease of $120,691,000 or 76.9% from the prior year period.  The decrease is attributable primarily to an increase in depreciation expense and transaction costs from  the Archstone Acquisition, as well as decreased gains from dispositions of real estate assets in 2013 as compared to the prior year period.  The decrease is partially offset by an increase in NOI in our communities.

•                  For the quarter ended June 30, 2013, Established Communities NOI increased by $9,180,000 or 6.6% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 5.2% offset by an increase in operating expenses of 2.0% as compared to the prior year period.

Our portfolio results for the quarter ended June 30, 2013 include operations from the communities acquired as part of the Archstone Acquisition, and reflect year-over-year revenue growth, as well as continued sequential rental revenue growth.  The overall increase in revenues was driven by our portfolio growth, leasing activity for new development, and an increase in rental rates and occupancy for our Established Communities. We expect year-over-year revenue growth to continue for the balance of 2013, supported by the newly acquired Archstone communities as well as our Established Communities. We believe continued favorable apartment fundamentals, and a capital markets environment that provides cost effective capital, support our additional expanded investment activity as further discussed below.

During the quarter ended June 30, 2013, we completed the construction of three communities with an aggregate of 584 apartment homes for a total capitalized cost of $134,400,000. Also, we started construction of three communities containing 719 apartment homes with an expected aggregate total capitalized cost of $151,500,000. At June 30, 2013, 27 communities were under construction with a total projected capitalized cost of approximately $2,213,900,000. As of June 30, 2013, approximately $1,177,680,000 of the capital for this development was invested, with $1,036,220,000 remaining to invest.

During the three months ended June 30, 2013, we started the redevelopment of AVA Pasadena located in Pasadena, CA. AVA Pasadena contains 84 apartment homes and is expected to be redeveloped for a total capitalized cost of $5,600,000, excluding costs incurred prior to redevelopment. At June 30, 2013, there were six communities under redevelopment, with an expected investment of approximately $60,900,000, excluding costs incurred prior to the start of redevelopment, with $35,299,000 remaining to be invested.

At present, cash on hand and available capital from our Credit Facility are sufficient to provide the capital necessary to fund our committed development and redevelopment activities as of June 30, 2013. We believe that our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current moderate use of financial encumbrances (such as secured financing), provide adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from other sources of liquidity such as from joint ventures or from our retained cash, to meet our reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

We established Fund I and Fund II (collectively “the Funds”) to engage in real estate acquisition programs through discretionary investment funds.  We believe this investment format provides the following attributes:  (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

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

Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have made an equity investment of $99,813,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle through which we acquired investment interests in apartment communities from its formation in 2008 through the close of its investment period in August 2011.

During the quarter ended June 30, 2013, Fund I sold Avalon at Civic Center located in Norwalk, CA, containing 192 apartment homes for $45,844,000. Our proportionate share of the gain in accordance with GAAP for the disposition by Fund I was $1,472,000.

In connection with the Archstone Acquisition, we assumed Archstone’s position in the Archstone U.S. Fund as the General Partner, a Limited Partner through which we hold a 28.6% equity interest, and a Class A partner, through which we hold a promote interest.  The Archstone U.S. Fund was formed in July 2011 as a discretionary real estate investment vehicle and is fully invested. The Archstone U.S. Fund has a term expiring in 2021, subject to two, one-year extensions if necessary for the orderly dissolution of the Archstone U.S. Fund. The Archstone U.S. Fund will not impact the Company’s development activities or investments acquired in operating communities acquired from unrelated third parties.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as same store communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended June 30, 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2012, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of June 30, 2013, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	30	7,490
Metro NY/NJ	25	8,416
Mid-Atlantic	11	4,443
Pacific Northwest	10	2,387
Northern California	19	5,680
Southern California	22	5,827
Total Established	117	34,243

Other Stabilized Communities:
New England	15	3,183
Metro NY/NJ	18	6,158
Mid-Atlantic	25	7,787
Pacific Northwest	5	1,142
Northern California	17	5,448
Southern California	34	10,780
Non-Core	3	1,030
Total Other Stabilized	117	35,528

Lease-Up Communities	6	1,545

Redevelopment Communities	6	2,248

Total Current Communities	246	73,564

Development Communities	27	7,935

Development Rights	47	13,649

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2013 and 2012 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6-30-13	6-30-12	$ Change	% Change	6-30-13	6-30-12	$ Change	% Change

Revenue:
Rental and other income	$386,321	$249,675	$136,646	54.7%	$694,415	$491,501	$202,914	41.3%
Management, development and other fees	2,913	2,770	143	5.2%	5,185	5,319	(134)	(2.5)%
Total revenue	389,234	252,445	136,789	54.2%	699,600	496,820	202,780	40.8%

Expenses:
Direct property operating expenses, excluding property taxes	75,148	53,852	21,296	39.5%	136,504	105,861	30,643	28.9%
Property taxes	42,038	24,528	17,510	71.4%	74,753	48,171	26,582	55.2%
Total community operating expenses	117,186	78,380	38,806	49.5%	211,257	154,032	57,225	37.2%

Corporate-level property management and other indirect operating expenses	13,812	11,400	2,412	21.2%	25,134	21,982	3,152	14.3%
Investments and investment management expense	1,096	1,499	(403)	(26.9)%	2,110	2,945	(835)	(28.4)%
Expensed acquisition, development and other pursuit costs	3,768	901	2,867	318.2%	43,827	1,141	42,686	3,741.1%
Interest expense, net	43,169	33,191	9,978	30.1%	81,342	66,814	14,528	21.7%
Loss on extinguishment of debt, net	—	—	—	—	—	1,179	(1,179)	(100.0)%
Depreciation expense	196,106	63,224	132,882	210.2%	305,280	124,137	181,143	145.9%
General and administrative	11,345	8,316	3,029	36.4%	21,384	18,026	3,358	18.6%
Gain on sale of land	(240)	(280)	40	(14.3)%	(240)	(280)	40	(14.3)%
Total other expenses	269,056	118,251	150,805	127.5%	478,837	235,944	242,893	102.9%

Equity in income (loss) of unconsolidated entities	(940)	2,073	(3,013)	(145.3)%	(19,503)	4,248	(23,751)	(559.1)%

Income (loss) from continuing operations	2,052	57,887	(55,835)	(96.5)%	(9,997)	111,092	(121,089)	(109.0)%

Discontinued operations:
Income from discontinued operations	363	3,885	(3,522)	(90.7)%	3,394	8,289	(4,895)	(59.1)%
Gain on sale of communities	33,682	95,049	(61,367)	(64.6)%	118,173	95,049	23,124	24.3%
Total discontinued operations	34,045	98,934	(64,889)	(65.6)%	121,567	103,338	18,229	17.6%

Net income	36,097	156,821	(120,724)	(77.0)%	111,570	214,430	(102,860)	(48.0)%

Net loss attributable to noncontrolling interests	121	88	33	37.5%	78	237	(159)	(67.1)%

Net income attributable to common stockholders	$36,218	$156,909	$(120,691)	(76.9)%	$111,648	$214,667	$(103,019)	(48.0)%

Net income attributable to common stockholders decreased $120,691,000 or 76.9%, to $36,218,000 for the three months ended June 30, 2013 and $103,019,000 or 48.0% to $111,648,000 for the six months ended June 30, 2013 from the prior year periods.  The decreases for the three and six months ended June 30, 2013 are due primarily to additional depreciation expense and expensed transaction costs associated with the Archstone Acquisition, as well as decreased gains from dispositions of real estate assets in 2013 as compared to the prior year period.  The decreases in the three and six months ended June 30, 2013 are partially offset by an increase in NOI from communities acquired in the Archstone Acquisition and our existing and newly developed communities.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, impairment loss on land holdings, gain on sale of real estate assets and income from discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2013 and 2012 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	06-30-13	06-30-12	06-30-13	06-30-12

Net income	$36,097	$156,821	$111,570	$214,430
Indirect operating expenses, net of corporate income	10,890	8,617	19,932	16,653
Investments and investment management expense	1,096	1,499	2,110	2,945
Expensed acquisition, development and other pursuit costs	3,768	901	43,827	1,141
Interest expense, net	43,169	33,191	81,342	66,814
Loss on extinguishment of debt, net	—	—	—	1,179
General and administrative expense	11,345	8,316	21,384	18,026
Equity in (income) loss of unconsolidated entities	940	(2,073)	19,503	(4,248)
Depreciation expense	196,106	63,224	305,280	124,137
Gain on sale of real estate assets	(33,922)	(95,329)	(118,413)	(95,329)
Income from discontinued operations	(363)	(3,885)	(3,394)	(8,289)
Net operating income	$269,126	$171,282	$483,141	$337,459

The NOI changes for the three and six months ended June 30, 2013, as compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6-30-13	6-30-13

Established Communities	$9,180	$16,836

Other Stabilized Communities (1)	80,717	116,797

Development and Redevelopment Communities	7,947	12,049

Total	$97,844	$145,682

(1) Includes operating communities acquired as part of the Archstone Acquisition.

The increases in our Established Communities’ NOI for the three and six months ended June 30, 2013 are due to a combination of increased rental rates and increased occupancy offset somewhat by increased operating expenses.  For the balance of 2013, we expect continued rental revenue growth over the prior year period, offset partially by an expected increase in operating expenses.

Rental and other income increased in the three and six months ended June 30, 2013 as compared to the prior year periods due to additional rental income generated from newly developed and acquired communities, including those acquired in the Archstone Acquisition, and increases in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to  55,473 apartment homes for the six months ended June 30, 2013 as compared to 42,870 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,102 for the six months ended June 30, 2013 as compared to $1,982 in the prior year period.

Established Communities — Rental revenue increased $10,403,000, or 5.2% and $20,166,000, or 5.0%, for the three and six months ended June 30, 2013, respectively, over the prior year periods. The increase for the three months ended June 30, 2013 is due to  increases in rental rates of 4.3% and economic occupancy of 0.9% from 95.7% to 96.6%. The increase for the six months ended June 30, 2013 is due to an increase in rental rates of 4.5% and economic occupancy of 0.5% from 95.9% to 96.4%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We experienced increases in rental revenue from Established Communities in all six of our regions for the six months ended June 30, 2013 over the prior year period. Information for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 29.5% of Established Community rental revenue for the six months ended June 30, 2013, experienced an increase in rental revenue of 5.1% as compared to the prior year period. Average rental rates increased 4.7% to $2,536, and economic occupancy increased 0.4% to 96.6% for the six months ended June 30, 2013. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 2.1% during the second quarter of 2013.  Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, technology, retail, hospitality and education. The region is also experiencing increased construction related employment growth related to Hurricane Sandy recovery efforts.

The New England region accounted for 21.5% of Established Community rental revenue for the six months ended June 30, 2013 and experienced a rental revenue increase of 3.4% over the prior year period. Average rental rates increased 2.6% to $2,087 and economic occupancy increased 0.8% to 96.2% for the six months ended June 30, 2013, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 2.0% during the three months ended June 30, 2013. The New England region’s growth is driven by a renewed expansion in employment from the technology sector, primarily in the greater Boston area, offset somewhat by weakness in the financial services sector impacting the Fairfield-New Haven area. We expect continued revenue growth that will moderate during the year as new supply is introduced.

Northern California accounted for 17.6% of the Established Community rental revenue for the six months ended June 30, 2013 and experienced a rental revenue increase of 8.7% over the prior year period. Average rental rates increased 8.0% to $2,251, and economic occupancy increased 0.7% to 96.5% for the six months ended June 30, 2013 as compared to the prior year period. The Northern California region also saw the strongest sequential rental revenue growth in our markets, increasing 2.4% over the first quarter of 2013. Northern California’s technology sector continues to support healthy apartment demand.  New supply may slow revenue growth in future periods.

The Mid-Atlantic region, which represented 11.9% of Established Community rental revenue for the six months ended June 30, 2013, experienced an increase in rental revenue of 1.7% over the prior year period.  Average rental rates increased by 1.7% to $1,964 over the prior year period, while maintaining economic occupancy of 96.2% for the six months ended June 30, 2013. The Mid-Atlantic region also experienced sequential quarterly rental revenue growth of 1.1%. Uncertainty surrounding federal spending in the Mid-Atlantic region and the expected elevated levels of new supply may result in slower revenue growth in 2013 relative to other markets.

Southern California accounted for 14.0% of the Established Community rental revenue for the six months ended June 30, 2013. The region experienced a rental revenue increase of 4.6% over the prior year period driven by an increase in average rental rates of 3.8% to $1,746 and an increase in economic occupancy of 0.8% to 96.4% for the six months ended June 30, 2013. Sequentially, the Southern California region saw a 0.7% increase in rental revenue in the second quarter of 2013. Above average job growth coupled with limited new supply will continue to support healthy apartment fundamentals in Southern California.

The Pacific Northwest region accounted for 5.5% of the Established Community rental revenue for the six months ended June 30, 2013 and experienced a rental revenue increase of 8.7% over the prior year period. Average rental rates increased 8.3% to $1,659, and economic occupancy increased 0.4% to 96.6% for the six months ended June 30, 2013 as compared to the prior year period. The Pacific Northwest showed sequential rental revenue growth of 2.1%, led by job gains in the region’s professional services sector. The Pacific Northwest’s retail, technology, and manufacturing sectors continue to support job creation. Consistent with several of our other markets, new supply may moderate revenue growth this year.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2013 and 2012 (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6-30-13	6-30-12	6-30-13	6-30-12

Rental revenue (GAAP basis)	$211,941	$201,538	$420,104	$399,938
Concessions amortized	47	215	99	600
Concessions granted	(33)	(26)	(70)	(189)

Rental revenue adjusted to state concessions on a cash basis	$211,955	$201,727	$420,133	$400,349

Year-over-year % change — GAAP revenue		5.2%		5.0%

Year-over-year % change — cash concession based revenue		5.1%		4.9%

Management, development and other fees increased $143,000, or 5.2%, and decreased $134,000, or 2.5%, for the three and six months ended June 30, 2013, respectively, as compared to the prior year periods. The increase for the three months ended June 30, 2013 was primarily due to management fees related to the Archstone U.S. Fund and the AC JV.  The decrease for the six months ended June 30, 2013 was primarily due to lower property management and other management fees earned related to dispositions from Fund I and Fund II.

Direct property operating expenses, excluding property taxes increased $21,296,000, or 39.5%, for the three months ended June 30, 2013 and $30,643,000, or 28.9%, for the six months ended June 30, 2013 as compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment homes, including the communities acquired as part of the Archstone Acquisition.

For Established Communities, direct property operating expenses, excluding property taxes, were consistent with the prior year period for the three months ended June 30, 2013, and increased $415,000 or 0.5%, for the six months ended June 30, 2013 over the prior year period. The increase for the six months ended June 30, 2013 was due to increases in insurance and office operations.

Property taxes increased $17,510,000, or 71.4%, and $26,582,000, or 55.2%, for the three and six months ended June 30, 2013, respectively, over the prior year periods, due to the addition of newly developed and acquired apartment homes, including communities acquired as part of the Archstone Acquisition, coupled with increased rates and assessments across our portfolio.

For Established Communities, property taxes increased by $1,298,000, or 6.5%, and $2,934,000, or 7.3%, for the three and six months ended June 30, 2013, respectively, over the prior year periods due to higher assessments as well as the absence of rebates and associated adjustments that lowered property taxes in the first half of 2012. We expect property taxes to continue to increase for the balance of 2013 over 2012. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases.  We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations.  We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $2,412,000, or 21.2%, and $3,152,000, or 14.3%, for the three and six months ended June 30, 2013, respectively, over the prior year periods primarily due to compensation related costs.

Investments and investment management expense  decreased by $403,000, or 26.9%, and $835,000, or 28.4%, for the three and six months ended June 30, 2013, respectively, from the prior year periods primarily due to decreased compensation related costs.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased in the three and six months ended June 30, 2013 due primarily to costs associated with the Archstone Acquisition.

Interest expense, net increased $9,978,000, or 30.1%, and $14,528,000, or 21.7%, for the three and six months ended June 30, 2013, respectively, from the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the mark to market adjustment on debt assumed as part of the Archstone Acquisition, and interest income.  The increases for the three and six months ended June 30, 2013 is due primarily to net interest costs on debt assumed in the Archstone Acquisition.

Loss on the extinguishment of debt, net reflects prepayment penalties, the expensing of deferred financing costs from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding such costs related to debt secured by assets sold or held for sale, which is included in discontinued operations, below.

Depreciation expense increased $132,882,000, or 210.2%, and $181,143,000, or 145.9%, in the three and six months ended June 30, 2013, respectively, over the prior year periods. The increase is primarily due to additional depreciation expense from the Archstone Acquisition, including the depreciation of in-place lease intangibles, which are being depreciated over a six month period.

General and administrative expense (“G&A”) increased $3,029,000, or 36.4%, and $3,358,000, or 18.6%, for the three and  six months ended June 30, 2013, respectively,  over the prior year period due primarily to increased compensation costs.

Equity in income (loss) of unconsolidated entities decreased $3,013,000, or 145.3%, and $23,751,000, or 559.1%, for the three and six months ended June 30, 2013, respectively, as compared to the prior year periods. Costs of approximately $5,095,000 and $34,552,000 associated with the Archstone Acquisition were incurred through the unconsolidated joint venture entities owned with Equity Residential during the three and six months ended June 30, 2013, respectively.

Income from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2012 through June 30, 2013.  This decrease for the three and six months ended June 30, 2013 is due to the number and size of communities sold or held for sale during each period.

Gain on sale of communities decreased for the three months ended June 30, 2013 and increased for the six months ended June 30, 2013. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

Net loss attributable to noncontrolling interests for the three and six months ended June 30, 2013 resulted in an allocation of loss of $121,000 and $78,000, respectively as compared to an allocation of loss of $88,000 and $237,000 for the three and six months ended June 30, 2012.

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

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6-30-13	6-30-12	6-30-13	6-30-12

Net income attributable to common stockholders	$36,218	$156,909	$111,648	$214,667
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	199,502	66,711	311,446	132,003
Distributions to noncontrolling interests, including discontinued operations	8	7	16	14
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(1,472)	(385)	(10,824)	(1,471)
Gain on sale of previously depreciated real estate assets	(33,682)	(95,049)	(118,173)	(95,049)
FFO attributable to common stockholders	$200,574	$128,193	$294,113	$250,164

Weighted average common shares outstanding - diluted	129,595,399	95,992,825	124,879,663	95,820,203
EPS per common share - diluted	$0.28	$1.63	$0.89	$2.24
FFO per common share - diluted	$1.55	$1.34	$2.36	$2.61

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the six months ended
	6-30-13	6-30-12	6-30-13	6-30-12
Net cash provided by operating activities	$185,823	$117,128	$267,211	$222,468
Net cash used in investing activities	$(234,769)	$(26,411)	$(884,350)	$(192,751)
Net cash (used in) provided by financing activities	$(287,363)	$19,304	$(2,005,332)	$(288,307)

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

For the balance of 2013, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, amounts issued under the CEP III discussed below, real estate dispositions, as well as cash generated from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At June 30, 2013, we had unrestricted cash, cash equivalents and cash in escrow of $205,547,000 available for both current liquidity needs as well as development activities.

Unrestricted cash and cash equivalents totaled $111,147,000 at June 30, 2013, a decrease of $2,622,471,000 from $2,733,618,000 at December 31, 2012.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $267,211,000 for the six months ended June 30, 2013 from $222,468,000 for the six months ended June 30, 2012. The change was driven primarily by increased NOI from our communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $884,350,000 for the six months ended June 30, 2013 related to investments in assets primarily through acquisitions, development and redevelopment, partially offset by proceeds of $432,380,000 from the sale of real estate. During the six months ended June 30, 2013, we invested $1,345,876,000 in the following:

•      we invested $749,275,000 in the acquisition of real estate related to the Archstone Acquisition;

•      we invested approximately $591,894,000 in the development and redevelopment of communities; and

•      we had capital expenditures of $4,707,000 for real estate and non-real estate assets.

Financing Activities — Net cash used by financing activities totaled $2,005,332,000 for the six months ended June 30, 2013.  The net cash used is due to the repayment of $1,786,130,000 in secured notes and prepayment penalties, primarily in conjunction with the Archstone Acquisition, the repayment of $100,000,000 in unsecured notes and payment of cash dividends in the amount of $249,267,000, offset partially by $142,000,000 in net borrowings under our Credit Facility.

Variable Rate Unsecured Credit Facility

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for extension fees of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.24% at July 31, 2013).  The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

We had outstanding borrowings of $315,000,000 under the Credit Facility and had $57,535,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2013.

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

We were in compliance with these covenants at June 30, 2013.

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

Continuous Equity Program (CEP)

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. The Company did not sell any shares under CEP III during the three months ended June 30, 2013.  The Company has $646,274,000 of our common stock available to be issued under CEP III at June 30, 2013.

Future Financing and Capital Needs — Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our secured or unsecured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or repay the debt. This refinancing or repayment may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or draws on our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

During the three months ended June 30, 2013 we paid $32,086,000 to redeem a portion of our proportionate share of the preferred interests assumed in conjunction with the Archstone Acquisition.

The following additional financing activity occurred in 2013 through July 2013:

•                  In connection with the Archstone Acquisition, we assumed $2,034,482,000 net principal amount of Archstone’s existing secured indebtedness, detailed in the following table.

•                  In March 2013, we repaid $100,000,000 principal amount of 4.95% unsecured notes pursuant to their scheduled maturity.

•                  In April 2013, we obtained a 3.06% fixed rate secured mortgage note in the amount of $15,000,000 that matures in April 2018.

•                  In April 2013, we repaid a 4.69% fixed rate secured mortgage note in the amount of $170,125,000 pursuant to its scheduled maturity date.

•                  In May 2013, we repaid a $5,393,000 fixed rate secured mortgage note with an interest rate of 5.55% at par and without penalty in advance of its July 2028 scheduled maturity date.

•                  In May 2013, we obtained a 3.08% fixed rate secured mortgage note that matures in May 2020 in the amount of $56,210,000, in association with the refinancing of an existing $47,000,000 variable rate secured mortgage note.

•                  In May 2013, we repaid a $52,806,000 fixed rate secured mortgage note with an interest rate of 5.24% pursuant to its scheduled maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2013 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In	Principal
	interest	maturity	Balance Outstanding
Community	rate (1)	date	12-31-12	6-30-13		2013	2014	2015	2016	2017	Thereafter
Tax-exempt bonds
Fixed rate (4)
Eaves Washingtonian Center I	7.82%	May-2027	$8,764	$8,586		$185	$390	$419	$449	$482	$6,661
Avalon Oaks	7.49%	Feb-2041	16,288	16,193		98	207	222	238	255	15,173
Avalon Oaks West	7.54%	Apr-2043	16,205	16,120		88	185	198	211	225	15,213
Avalon at Chestnut Hill	6.15%	Oct-2047	40,390	40,187		208	434	457	482	509	38,097
Archstone Meadowbrook Crossing	4.61%	Nov-2036	—	62,200	(7)	—	—	—	—	—	62,200
			81,647	143,286		579	1,216	1,296	1,380	1,471	137,344

Variable rate (2) (4)
Avalon at Mountain View	0.97%	Feb-2017	18,300	18,300	(3)	—	—	—	—	18,300	—
Avalon at Mission Viejo	1.23%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.15%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.92%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.93%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.04%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.59%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	2.70%	Mar-2046	116,000	116,000		—	—	—	—	—	116,000
Avalon Walnut Creek	2.67%	Mar-2046	10,000	10,000		—	—	—	—	—	10,000
Avalon Morningside Park	1.60%	May-2046	100,000	100,000	(5)	—	—	—	—	—	100,000
Archstone Clinton North	1.75%	May-2038	—	147,000	(7)(3)	—	—	—	—	—	147,000
Archstone Clinton South	1.75%	May-2038	—	121,500	(7)(3)	—	—	—	—	—	121,500
Archstone Midtown West	1.67%	May-2029	—	100,500	(7)(3)	—	—	—	—	—	100,500
Archstone San Bruno	1.64%	Dec-2037	—	64,450	(7)(3)	—	—	—	—	—	64,450
Archstone Calabasas	1.73%	Apr-2028	—	44,410	(7)(3)	—	—	—	—	—	44,410
			$467,935	$945,795		$—	$—	$—	$—	18,300	$927,495

Conventional loans (4)
Fixed rate
$100 Million unsecured notes	—	Mar-2013	100,000	—		—	—	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	150,000	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
Avalon at Tysons West	—	Jul-2028	5,465	—	(8)	—	—	—	—	—	—
Avalon Orchards	7.78%	Jul-2033	17,939	17,738		209	441	472	506	542	15,568
Avalon at Arlington Square	—	Apr-2013	170,125	—	(6)	—	—	—	—	—	—
Avalon Crescent	5.54%	May-2015	110,600	110,600		—	—	110,600	—	—	—
Avalon at Silicon Valley	5.72%	Jul-2015	150,000	150,000		—	—	150,000	—	—	—
Avalon Darien	6.22%	Nov-2015	49,221	48,854		370	785	47,699	—	—	—
Avalon Greyrock Place	6.13%	Nov-2015	59,292	58,840		455	962	57,423	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,737	20,601		137	289	307	323	346	19,199
Eaves Trumbull	5.93%	May-2019	40,552	40,286		267	566	601	631	676	37,545
Avalon at Stamford Harbor	5.92%	May-2019	64,472	64,049		425	900	955	1,003	1,075	59,691
Avalon Freehold	5.94%	May-2019	35,948	35,712		237	502	532	559	599	33,283
Avalon Run East	5.94%	May-2019	38,519	38,267		254	538	571	599	642	35,663
Eaves Nanuet	6.06%	May-2019	65,004	64,578		429	907	963	1,011	1,083	60,185
Avalon at Edgewater	5.94%	May-2019	77,103	76,597		508	1,076	1,142	1,199	1,285	71,387
Avalon Foxhall	6.05%	May-2019	57,912	57,532		382	808	858	901	965	53,618
Avalon at Gallery Place	6.05%	May-2019	44,997	44,701		297	628	667	700	750	41,659
Avalon at Traville	5.91%	May-2019	76,254	75,753		503	1,065	1,130	1,186	1,271	70,598
Avalon Bellevue	5.91%	May-2019	26,201	26,029		172	366	388	408	437	24,258
Avalon on The Alameda	5.90%	May-2019	52,975	52,628		349	740	785	824	883	49,047
Avalon at Mission Bay North	5.90%	May-2019	71,905	71,433		474	1,004	1,065	1,118	1,198	66,574
Fairfax Towers	5.01%	Aug-2015	42,459	41,953		513	1,070	40,370	—	—	—
Eaves Phillips Ranch	—	Jun-2013	53,348	—	(6)	—	—	—	—	—	—
The Mark Pasadena	4.77%	Jun-2018	11,958	11,958		89	186	195	202	213	11,073
Archstone Seal Beach	3.12%	Nov-2015	—	86,167	(7)	—	—	86,167	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	—	167,595	(7)	—	—	167,595	—	—	—
Mountain View at Middlefield	3.12%	Nov-2015	—	72,374	(7)	—	—	72,374	—	—	—
Tunlaw Gardens	3.12%	Nov-2015	—	28,844	(7)	—	—	28,844	—	—	—
Archstone Glover Park	3.12%	Nov-2015	—	23,858	(7)	—	—	23,858	—	—	—
Oakwood Philadelphia	3.12%	Nov-2015	—	10,427	(7)	—	—	10,427	—	—	—
Oakwood Arlington	3.12%	Nov-2015	—	42,703	(7)	—	—	42,703	—	—	—
Archstone Quincy	3.12%	Nov-2015	—	37,212	(7)	—	—	37,212	—	—	—
Archstone Thousand Oaks Plaza	3.12%	Nov-2015	—	28,742	(7)	—	—	28,742	—	—	—
Archstone La Jolla Colony	3.36%	Nov-2017	—	27,176	(7)	—	—	—	—	27,176	—
Archstone Old Town Pasadena	3.36%	Nov-2017	—	15,669	(7)	—	—	—	—	15,669	—
Archstone Thousand Oaks	3.36%	Nov-2017	—	27,411	(7)	—	—	—	—	27,411	—
Archstone Walnut Ridge	3.36%	Nov-2017	—	20,754	(7)	—	—	—	—	20,754	—
Archstone Los Feliz	3.36%	Nov-2017	—	43,258	(7)	—	—	—	—	43,258	—
Archstone Oak Creek	3.36%	Nov-2017	—	85,288	(7)	—	—	—	—	85,288	—
Archstone Del Mar Station	3.36%	Nov-2017	—	76,471	(7)	—	—	—	—	76,471	—
Archstone Courthouse Place	3.36%	Nov-2017	—	140,332	(7)	—	—	—	—	140,332	—
Archstone Pasadena	3.36%	Nov-2017	—	28,079	(7)	—	—	—	—	28,079	—
Archstone West Valley	3.36%	Nov-2017	—	83,087	(7)	—	—	—	—	83,087	—
Archstone Woodland Hills	3.36%	Nov-2017	—	104,694	(7)	—	—	—	—	104,694	—
Archstone Russett	3.36%	Nov-2017	—	39,972	(7)	—	—	—	—	39,972	—
Archstone First + M	3.14%	May-2053	—	128,826	(7)	1,364	2,443	2,584	2,733	2,889	116,813
Archstone San Bruno II	3.85%	Apr-2021	—	31,602	(7)	235	430	454	475	506	29,502
Archstone Meadowbrook Crossing	4.81%	Nov-2036	—	21,800	(7)	626	1,095	1,155	1,315	1,275	16,334
Archstone Lexington	3.32%	Mar-2016	—	16,900	(6)	121	255	269	16,255	—	—
Avalon Andover	3.21%	Apr-2018	—	14,975		154	316	325	336	346	13,498
Archstone San Bruno III	3.08%	May-2020	—	56,210		—	—	560	1,147	1,188	53,315
			3,295,486	4,421,035		8,570	167,372	919,992	283,431	960,360	2,081,310

Variable rate (2) (4) (5)
Avalon Walnut Creek	2.78%	Mar-2046	9,000	8,600	(7)	—	—	—	—	—	8,600
Archstone Calabasas	1.61%	Aug-2018	—	57,314	(7)(3)	566	1,020	1,084	1,152	1,225	52,267
			9,000	65,914		566	1,020	1,084	1,152	1,225	60,867

Total indebtedness-excluding unsecured credit facility			$3,854,068	$5,576,030		$9,715	$169,608	$922,372	$285,963	$981,356	$3,207,016

(1)                                     Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)                                     Variable rates are given as of June 30, 2013.

(3)                                     Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)                                     Balances outstanding represent total amounts due at maturity, and are net of $3,887 and $4,202 of debt discount associated with the unsecured notes, net as of June 30, 2013 and December 31, 2012, respectively, and $139,175 and $1,167 premium associated with secured notes as of June 30, 2013 and December 31, 2012, respectively, as reflected on our Unaudited Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)                                     In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(6)                                     Borrowing was repaid in accordance with its scheduled maturity.

(7)                                     Borrowing was assumed as part of the Archstone Acquisition.

(8)                                     Borrowing was repaid in May 2013 at par in advance of its scheduled maturity in July 2028.

Future Financing and Capital Needs — Portfolio and Other Activity

As of June 30, 2013, we had 27 wholly-owned communities under construction, for which a total estimated cost of approximately $1,036,220,000 remained to be invested.  We also had six wholly-owned communities under reconstruction, for which a total estimated cost of approximately $35,299,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

•                  our $1,300,000,000 Credit Facility until it expires in 2018, assuming we exercise the two extension options;

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

As of June 30, 2013, excluding our interest in the Residual JV discussed further below, we had investments in the following unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%.  We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 5, “Archstone Acquisition,” and Note 6, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. The following table excludes our interest in the Residual JV, discussed further below.

		Company	# of	Total	Debt (2)
		ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments		percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund I
1.	Avalon Sunset - Los Angeles, CA		82	$21,017	$12,750	Fixed	5.4%	Mar 2014
2.	The Springs - Corona, CA (4)		320	30,032	22,629	Fixed	6.1%	Oct 2014
3.	Avalon Cedar Place - Columbia, MD		156	24,526	12,000	Fixed	5.7%	Feb 2015
4.	Avalon Centerpoint - Baltimore, MD (5)		392	80,305	45,000	Fixed	5.7%	Dec 2014
5.	Middlesex Crossing - Billerica, MA		252	38,553	24,100	Fixed	5.5%	Dec 2014
6.	Avalon Crystal Hill - Ponoma, NY		168	38,889	24,500	Fixed	5.4%	Dec 2014
7.	Avalon Rutherford Station - East Rutherford, NJ		108	36,849	18,933	Fixed	6.1%	Sep 2016
8.	South Hills Apartments - West Covina, CA		85	24,871	11,762	Fixed	5.9%	Oct 2014
9.	Weymouth Place - Weymouth, MA		211	25,375	13,455	Fixed	5.1%	Mar 2015
	Total Fund I	15.2%	1,774	$320,417	$185,129		5.7%

Fund II
1.	Avalon Bellevue Park - Bellevue, WA		220	$34,033	$21,515	Fixed	5.5%	Jun 2019
2.	Avalon Fair Oaks - Fairfax, VA		491	72,402	42,557	Fixed	5.3%	May 2017
3.	The Apartments at Briarwood - Owings Mills, MD		348	46,625	26,850	Fixed	3.6%	Nov 2017
4.	Eaves Gaithersburg - Gaithersburg, MD (6)		684	102,284	63,200	Fixed	5.4%	Jan 2018
5.	Eaves Tustin - Tustin, CA		628	100,480	59,100	Fixed	3.8%	Oct 2017
6.	Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
7.	Eaves Plainsboro - Plansboro, NJ (6)		776	89,698	52,657	Fixed	4.6%	Nov 2014
8.	Eaves Carlsbad - Carlsbad, CA		448	79,158	46,141	Fixed	4.7%	Feb 2018
9.	Eaves Rockville - Rockville, MD		210	51,534	31,164	Fixed	4.3%	Aug 2019
10.	Captain Parker Arms - Lexington, MA		94	21,980	13,500	Fixed	3.9%	Sep 2019
11.	Eaves Rancho San Diego - San Diego , CA		676	126,144	72,155	Fixed	3.5%	Nov 2018
12.	Avalon Watchung - Watchung, NJ		334	65,819	40,950	Fixed	3.4%	Apr 2019
	Total Fund II	31.3%	5,049	$817,623	$469,789		4.3%

Archstone U.S. Fund
1.	Archstone Sunnyvale (Parkside) - Sunnyvale, CA		192	$66,811	$36,251	Fixed	5.4%	Nov 2019
2.	Archstone Studio 4041 - Studio City, CA		149	56,449	30,150	Fixed	3.3%	Nov 2022
3.	Marina Bay - Marina del Rey, CA (7)		205	58,136	—	N/A	N/A	N/A
4.	Archstone Venice on Rose - Venice, CA		70	57,195	32,000	Fixed	3.3%	Jun 2020
5.	Archstone Boca Town Center - Boca Raton, FL (8)		252	44,814	25,000	Fixed	3.7%	Feb 2019
6.	Archstone Station 250 - Dedham, MA		285	94,633	60,000	Fixed	3.7%	Sep 2022
7.	Archstone Grosvenor Tower - Bethesda, MD		236	76,222	46,500	Fixed	3.7%	Sep 2022
8.	Archstone Kips Bay - New York, NY		209	133,487	70,000	Fixed	4.3%	Jan 2019
9.	Archstone Kirkland at Carillon - Kirkland, WA		130	49,323	30,615	Fixed	3.8%	Feb 2019
	Total Archstone U.S. Fund	28.6%	1,728	$637,070	$330,516		4.0%

Archstone AC JV
1.	Archstone North Point - Cambridge, MA (9)		426	$186,292	$111,653	Fixed	6.0%	July 2021
2.	Archstone Woodland Park - Herndon, VA (9)		392	84,683	50,647	Fixed	6.0%	July 2021
	Total Archstone AC JV	20.0%	818	$270,975	$162,300		6.0%

Other Operating Joint Ventures
1.	Avalon Chrystie Place I - New York, NY (10)	20.0%	361	$138,378	$117,000	Variable	0.8%	Nov 2036
2.	Avalon at Mission Bay North II - San Francisco, CA (10)	25.0%	313	124,334	105,000	Fixed	6.0%	Dec 2015
3.	Archstone Brandywine - Washington, DC	28.7%	305	17,167	25,000	Fixed	4.3%	Jun 2028
	Total Other Joint Ventures		979	279,879	247,000		3.4%

	Total Unconsolidated Investments		10,348	$2,325,964	$1,394,734		4.4%

(1)          Represents total capitalized cost as of June 30, 2013.

(2)          We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment, other than the construction and completion and related financing guarantee for Avalon Chrystie Place I associated with the construction completion and occupancy certificate.

(3)          Represents weighted average rate on outstanding debt as of June 30, 2013.

(4)          Beginning in the third quarter of 2010, we consolidated the net assets and results of operations of The Springs.

(5)          Borrowing on this community is comprised of three mortgage loans.

(6)          Borrowing on this community is comprised of two mortgage loans.

(7)          This community, and the associated marina containing 229 boat slips, are currently under redevelopment for which the venture is expecting to invest $32.9 million. Currently approximately one half of the apartment homes are not in service due to the redevelopment.  This community is owned through a leasehold interest.

(8)          The debt secured by this community is a variable rate note converted to an effective fixed rate borrowing with an interest rate swap.

(9)          Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(10)    After the venture makes certain threshold distributions to the third-party partner, we will generally receive 50% of all further distributions.

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

•                  Subsidiaries of Fund I have 11 loans secured by individual assets with amounts outstanding in the aggregate of $185,129,000, including $22,629,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from March 2014 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of June 30, 2013). As of June 30, 2013, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2013.

•                  As of June 30, 2013, subsidiaries of Fund II have 13 loans secured by individual assets with amounts outstanding in the aggregate of $469,789,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of June 30, 2013).  As of June 30, 2013, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2013.

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

In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

•                  Archstone Multifamily Partners AC LP (the “Archstone U.S. Fund”) — The Archstone U.S. Fund was formed in July 2011 and is fully invested.  As of June 30, 2013, the Archstone U.S. Fund owns nine communities containing 1,728 apartment communities, one of which includes a marina containing 229 boat slips.  Through subsidiaries we own the general partner of the fund and hold a 28.6% interest in the fund.

Subsidiaries of the Archstone U.S. Fund have eight loans secured by individual assets with amounts outstanding in the aggregate of $330,516,000 with varying maturity dates, ranging from February 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the Archstone U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the Archstone U.S. Fund, nor do we have any obligation to fund this debt should the Archstone U.S. Fund be unable to do so.

•                  Archstone Multifamily Partners AC JV LP (the “AC JV”) is a joint venture in which we assumed Archstone’s 20% ownership interest.  The AC JV was formed in 2011 and as of June 30, 2013 owned two operating communities, containing 818 apartment homes in Cambridge, MA and Herndon, VA.  The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the two existing assets, generally one mile or less.  We own two land parcels for the development of 444 apartment homes, classified as Development Rights in Cambridge, MA acquired as part of the Archstone Acquisition that are subject to the ROFO restrictions. The ROFO restrictions expire in 2019.

As of June 30, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) — Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture.  In conjunction with the Archstone Acquisition, we assumed a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of June 30, 2013, hold a 28.7% equity interest in the venture.

Brandywine has an outstanding $25,000,000 fixed rate mortgage loan that is payable by the venture.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•                  Additionally, through subsidiaries we and Equity entered into three limited liability company agreements (collectively, the “Residual JV”) through which we and Equity acquired (i) certain assets of Archstone that we and Equity plan to divest (to third parties or to us or Equity) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that we and Equity agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets include interests in apartment communities in Germany (including through a fund which Archstone managed), a 20.0% interest in a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States, two land parcels, and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations  for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity, which generally remain the sole responsibility of us or Equity, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing,  for which Lehman has agreed to indemnify us and Equity. We and Equity jointly control the Residual JV and we hold a 40% economic interest in the assets and liabilities of the Residual JV.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations, including the net indebtedness assumed as part of the Archstone Acquisition, and lease obligations for certain land parcels and regional and administrative office space.

Development Communities

As of June 30, 2013, we had 27 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 7,935 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,213,900,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Total capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Somerset	384	$78.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ
2.	Avalon Shelton III	250	47.9	Q3 2011	Q1 2013	Q3 2013	Q1 2014
	Shelton, CT
3.	Archstone Toscano	474	90.2	Q2 2011	Q1 2013	Q4 2013	Q2 2014
	Houston, TX
4.	Avalon Natick	407	82.0	Q4 2011	Q1 2013	Q4 2013	Q2 2014
	Natick, MA
5.	Avalon Hackensack	226	46.4	Q3 2011	Q2 2013	Q4 2013	Q2 2014
	Hackensack, NJ
6.	Avalon East Norwalk	240	45.5	Q2 2012	Q2 2013	Q1 2014	Q3 2014
	Norwalk, CT
7.	AVA University District	283	76.7	Q2 2012	Q3 2013	Q3 2014	Q1 2015
	Seattle, WA
8.	Avalon Bloomingdale	174	32.2	Q3 2012	Q3 2013	Q1 2014	Q3 2014
	Bloomingdale, NJ
9.	Avalon Exeter	187	120.0	Q2 2011	Q1 2014	Q2 2014	Q4 2014
	Boston, MA
10.	Avalon West Chelsea/AVA High Line	715	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
11.	Avalon Mosaic	531	120.9	Q1 2012	Q4 2013	Q3 2014	Q1 2015
	Tysons Corner, VA
12.	Avalon Dublin Station II	253	76.0	Q2 2012	Q4 2013	Q2 2014	Q4 2014
	Dublin, CA
13.	Avalon/AVA Assembly Row	448	113.5	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Somerville, MA
14.	Archstone Parkland Gardens	228	87.2	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Arlington, VA
15.	Avalon Morrison Park	250	79.7	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	San Jose, CA
16.	Archstone Memorial Heights Phase I	318	54.9	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	Houston, TX
17.	AVA 55 Ninth	273	123.3	Q3 2012	Q2 2014	Q4 2014	Q2 2015
	San Francisco, CA
18.	Archstone Berkeley on Addison	94	30.2	Q3 2012	Q2 2014	Q3 2014	Q4 2014
	Berkeley, CA
19.	Archstone West Valley Expansion	84	19.4	Q4 2012	Q1 2014	Q1 2014	Q3 2014
	San Jose, CA
20.	Avalon Ossining	168	37.4	Q4 2012	Q2 2014	Q3 2014	Q1 2015
	Ossining, NY
21.	AVA Little Tokyo	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
	Los Angeles, CA
22.	Avalon Wharton	248	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
	Wharton, NJ
23.	Avalon Huntington Station	303	83.3	Q1 2013	Q2 2014	Q1 2015	Q3 2015
	Huntington Station, NY
24.	AVA Stuart Street	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
	Boston, MA
25.	Avalon Canton	196	40.9	Q2 2013	Q2 2014	Q4 2014	Q2 2015
	Canton, MA
26.	Avalon Alderwood I	367	69.2	Q2 2013	Q3 2014	Q2 2015	Q4 2015
	Lynnwood, WA
27.	Avalon San Dimas	156	41.4	Q2 2013	Q4 2014	Q1 2015	Q3 2015
	San Dimas, CA

	Total	7,935	$2,213.9

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

The Company anticipates commencing the construction of eleven apartment communities during the balance of 2013, which if completed as expected, will contain 3,002 apartment homes and be constructed for a total capitalized cost of $1,087,900,000. Included in the expected construction starts is a Development Community in Brooklyn, NY, which if constructed as expected will contain 826 apartment homes at a total capitalized cost of $444,900,000.

Redevelopment Communities

As of June 30, 2013, there were six communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $60,900,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider percentage than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2013.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of	Total capitalized		Estimated	Estimated
		apartment	cost (1)	Reconstruction	reconstruction	restabilized
		homes	($ millions)	Start	completion	operations (2)

1.	Avalon Bronxville	110	$8.3	Q3 2012	Q3 2013	Q4 2013
	Bronxville, NY
2.	AVA Burbank	748	19.3	Q4 2012	Q4 2014	Q1 2015
	Burbank, CA
3.	Avalon Campbell	348	12.4	Q4 2012	Q2 2014	Q3 2014
	Campbell, CA
4.	Avalon at Fairway Hills (3)	720	5.8	Q4 2012	Q4 2013	N/A
	Columbia, MD
5.	Eaves Stamford	238	9.5	Q1 2013	Q1 2014	Q3 2014
	Stamford, CT
6.	AVA Pasadena	84	5.6	Q2 2013	Q3 2014	Q1 2015
	Pasadena, CA

	Total (4) (5)	2,248	$60.9

(1)                                 Total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)                                 Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)                                 The redevelopment of this community is primarily focused on the exterior and/or common area.  While apartment homes are not being turned, there is expected to be a material impact on community operations and therefore, this community is excluded from the Established Community portfolio and classified as a Redevelopment Community.

(4)                                 The Company commenced the redevelopment of AVA Back Bay in Boston, MA during the first quarter of 2013 for an estimated total capitalized cost of $16.9 million. The redevelopment of this community is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(5)                                 The Company assumed responsibility for the redevelopment of Marina Bay, comprised of 205 apartment homes and 229 boat slips, in conjunction with the Archstone Acquisition. Marina Bay, located in Marina del Rey, CA is owned by the Archstone U.S. Fund, in which the Company holds a 28.6% interest, and is being redeveloped for an estimated total capitalized cost of $32.9 million. All capital necessary for the redevelopment of Marina Bay was contributed to the venture prior to the Company acquiring an interest in the venture.

Development Rights

At June 30, 2013, we had $409,930,000 in acquisition and related capitalized costs for land parcels we own, and $37,260,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 47 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2013 includes $325,200,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 13,649 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 31 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 16 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

			Total
		Estimated	capitalized
	Number	number	cost
Market	of rights	of homes	($ millions) (1)

Boston, MA	7	2,196	$656

Fairfield-New Haven, CT	2	290	68

New York City	1	826	445

New York Suburban	4	864	276

New Jersey	11	2,793	624

Baltimore, MD	1	343	75

Washington, DC Metro	7	2,370	614

Seattle, WA	4	1,143	308

Oakland-East Bay, CA	2	486	172

San Francisco, CA	2	520	256

Orange County, CA	3	970	298

Los Angeles, CA	2	627	222

San Diego, CA	1	221	55

Total	47	13,649	$4,069

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

Land Acquisitions

During the second quarter of 2013, we acquired five land parcels for development for an aggregate purchase price of $70,187,000. We have started or expect to commence construction on all five land parcels in 2013.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $24,163,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Insurance and Risk of Uninsured Losses

We carry commercial general liability insurance and property insurance with respect to all of our communities.  These policies, and other insurance policies we carry, have policy specifications, insured limits, deductibles and self insured retentions that we consider commercially reasonable.  There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical.  You should carefully review the discussion under Item 1a., “Risk Factors,” of our Form 10-K for a discussion of risks associated with an uninsured property or liability loss.

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault.  We cannot assure you that an earthquake would not cause damage or losses greater than insured levels.  We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $150,000,000 of coverage.  Earthquake coverage outside of California and Washington is subject to a $175,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,000,000.

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

Federal Income Tax Changes and Updates for the Archstone Acquisition

The following discussion updates the disclosures under “Risk Factors” and “Federal Income Tax Considerations and Consequences of Your Investment” in the prospectus dated February 27, 2012 contained in our Registration Statement on Form S-3 filed with the SEC on February 27, 2012 and in our other registration statements into which this Quarterly Report on Form 10-Q is incorporated by reference.  Unless otherwise indicated, capitalized terms used in this section without definitions have the meanings provided in our Current Report on Form 8-K filed with the SEC on March 5, 2013, as amended by our Current Report on Form 8-K/A filed with the SEC on March 7, 2013.

Risk Factors

The section captioned “Risk Factors — Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to stockholders” is replaced in its entirety by the following:

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

The Archstone Acquisition presents additional risks to our qualification as a REIT. Although we believe we have structured our ownership of the assets and entities acquired in connection with the Archstone Acquisition, and will be able to operate such assets and entities, in a way that will allow us to continue to qualify as a REIT for federal income tax purposes, no assurances can be given that we will be successful. Our on-going integration of the assets and entities comprising the Archstone Acquisition may reveal non-qualifying assets or income not previously accounted for. Among the assets included in the Archstone Acquisition are subsidiaries intended to qualify as REITs. Our REIT qualification could depend in part on such subsidiaries’ compliance with the REIT requirements before our purchase.

The assets of one of our joint ventures with Equity Residential include indirect interests in partnerships controlled by Equity Residential. For purposes of our compliance with the REIT asset and gross income requirements, we will be treated as owning our proportionate share of the assets of the Equity Residential partnerships in which the joint venture has an interest. Although Equity Residential has agreed to operate those partnerships in compliance with the REIT requirements, we cannot assure you that such Equity Residential partnerships will be operated in compliance with the REIT requirements. Failure by those partnerships to comply with the REIT requirements could potentially jeopardize our REIT status.

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our shareholders. Our non-U.S. assets may be subject to foreign taxes. In addition, we may hold certain assets and engage in certain activities that a REIT could not engage in directly through our taxable REIT subsidiaries. We also use taxable REIT subsidiaries to hold certain assets that we believe would be subject to the 100% prohibited transaction tax if sold at a gain outside of a taxable REIT subsidiary. Our domestic taxable REIT subsidiaries are subject to U.S. tax as regular corporations. The Archstone Acquisition increased the amount of assets held through our taxable REIT subsidiaries.

Additional Disclosure Relating to Taxation of AvalonBay as a REIT

The section captioned “Taxation of AvalonBay as a REIT — Ownership of Partnership Interests by a REIT” is replaced in its entirety by the following:

Ownership of Partnership Interests by a REIT.  A REIT that is a partner in a partnership (or a member in a limited liability company or other entity that is treated as a partnership for U.S. federal income tax purposes) will be deemed to own its proportionate share of the assets of the partnership and will be deemed to earn its proportionate share of the partnership’s income. The assets and gross income of the partnership retain the same character in the hands of the REIT for purposes of the asset and gross income tests applicable to REITs as described below. Thus, our proportionate share of the assets and items of gross income of any entity taxable as a partnership for U.S. federal income tax purposes in which we hold an interest will be treated as our assets and liabilities and our items of income for purposes of applying the requirements described in this prospectus. The assets, liabilities and items of income of any partnership in which we own an interest include such entity’s share of the assets and liabilities and items of income with respect to any partnership in which it holds an interest.

The assets of one of our joint ventures with Equity Residential include indirect interests in partnerships controlled by Equity Residential, and thus for purposes of our compliance with the REIT asset and gross income requirements we will be treated as owning our proportionate share of the assets and as receiving our proportionate share of gross income of the Equity Residential partnerships in which the joint venture has an interest. Although Equity Residential has agreed to operate those partnerships in compliance with the REIT requirements, we cannot assure you that such Equity Residential partnerships will be operated in compliance with the REIT requirements. Failure by those partnerships to comply with the REIT requirements could potentially jeopardize our REIT status.

The discussion above does not apply to our interest in any partnership or other unincorporated entity treated as a corporation for U.S. federal income tax purposes. If an entity that we treated as a partnership for U.S. federal income tax purposes and the REIT requirements were determined instead to be taxed as a corporation, we could fail one or more of the REIT income and asset tests described below. Generally, a domestic unincorporated entity with two or more owners is treated as a partnership for U.S. federal income tax purposes unless it affirmatively elects to be treated as a corporation. However, certain “publicly traded partnerships” are treated as corporations for U.S. federal income tax purposes. A “publicly traded partnership” is any partnership (i) the interests in which are traded on an established securities market or (ii) the interests in which are readily tradable on a “secondary market or the substantial equivalent thereof.” However, under the relevant Treasury Regulations, interests in a partnership will not be considered readily tradable on a secondary market or on the substantial equivalent of a secondary market if the partnership qualifies for specified “safe harbors,” which are based on the specific facts and circumstances relating to the partnership. Moreover, certain publicly traded partnerships will avoid being treated as a corporation for U.S. federal income tax purposes if the partnership derives at least 90% of its gross income from certain specified sources of “qualifying income.” We do not believe that any of our direct or indirect subsidiary partnerships should be treated as corporations under the publicly traded partnership rules. However, a contrary determination could prevent us from qualifying as a REIT.

The fifth paragraph in the section captioned “Taxation of AvalonBay as a REIT — Income Tests Applicable to REITs” is replaced with the following:

As a result of the Archstone Acquisition we have increased the amount of assets and activities in our taxable REIT subsidiaries, and we may in the future acquire equity interests in additional taxable REIT subsidiaries. Taxable dividends from a taxable REIT subsidiary and gain from a sale or other taxable disposition of interests in a taxable REIT subsidiary will qualify under the 95% income test, but not the 75% income test. Our need to satisfy the 75% income test may adversely affect our ability to distribute earnings from, or dispose of our investment in, a taxable REIT subsidiary.

The following paragraph is added at the end of the section captioned “Taxation of AvalonBay as a REIT — Asset Tests Applicable to REITs”:

Shares in other qualifying REITs are treated as “real estate assets” for purposes of the REIT assets tests, while shares of our taxable REIT subsidiaries do not qualify as “real estate assets.”

Recent Federal Income Tax Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” for non-corporate taxpayers is 20%, (2) the maximum tax rate on long-term capital gain for non-corporate taxpayers is 20%, (3) the highest marginal non-corporate income tax rate is 39.6%, and (4) the backup withholding rate remains at 28%.  Thus, references in the prospectus to “15% rate gain distributions” shall be replaced with references to “20% rate gain distributions,” which are taxed to non-corporate U.S. shareholders at the new maximum 20% long-term capital gains rate.  Recent legislation also temporarily (through 2013) reduces to five years the ten-year recognition period applicable to gain recognized on the disposition of an asset acquired from a C corporation in a carryover basis transaction, as well as makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012.

Recent guidance from the IRS delays withholding under FATCA on withholdable payments to foreign financial institutions and non-financial foreign entities until after December 31, 2016 with respect to gross proceeds of a disposition of property that can produce U.S. source interest or dividends and certain other sources of income and after June 30, 2014 with respect to other withholdable payments.

We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our common stock and debt securities.

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

•                  we may be unsuccessful in our management of Fund I, Fund II, the Archstone U.S. Fund, the Archstone AC JV or the REIT vehicles that are used with each respective fund; and

•                  we may be unsuccessful in managing changes in our portfolio composition, including operating outside of our core markets as a result of the Archstone Acquisition.

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

In conjunction with the Archstone Acquisition, we assumed approximately $2,034,000,000 secured fixed and floating rate indebtedness, which impacted the Company’s overall exposure to interest rate risk. We had $1,153,709,000 and $476,935,000 in variable rate debt outstanding, including amounts outstanding under our Credit Facility, as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, a $215,000,000 forward interest rate protection agreement matured, resulting in a payment to the counterparty of $51,000,000, the fair value at time of settlement.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using a discounted cash flow model considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate carrying value of $5,576,030,000 at June 30, 2013 had an estimated aggregate fair value of $5,868,176,000 at June 30, 2013. Contractual fixed rate debt represented $4,821,157,000 of the fair value at June 30, 2013. If interest rates had been 100 basis points higher as of June 30, 2013, the fair value of this fixed rate debt would have decreased by approximately $471,532,000.

Item 4.                                                         Controls and Procedures

(a)                                 Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1a.                                                  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in the Form 10-K in Part I, “Item 1a. Risk Factors.”  The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.  Except as noted under Item 2. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Federal Income Tax Changes and Updates for the Archstone Acquisition,” there have been no material changes to our risk factors since December 31, 2012.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)

April 1 — April 30, 2013	2,629	$128.09	—	200,000
May 1 — May 31, 2013	11,739	$138.56	—	200,000
June 1 — June 30, 2013	635	$133.54	—	200,000

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

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed on March 1, 2007.)

3(i).3	—	Articles of Amendment, dated as of May 22, 2013. (Incorporated by reference to Exhibit 3(i).3 to Form 8-K of the Company filed on May 22, 2013.)

3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed November 2, 2012.)

3(ii).2	—	Amendment to Amended and Restated Bylaws of the Company, dated February 10, 2010. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-Q of the Company filed November 2, 2012.)

3(ii).3	—	Amendment to Amended and Restated Bylaws of the Company, dated September 19, 2012. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed September 20, 2012.)

4.1	—

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: August 2, 2013	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)