Form 10-Q
period 2013-09-30
AVALONBAY COMMUNITIES INC
filed 2013-11-05
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

129,413,103 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2013

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	9-30-13	12-31-12
	(unaudited)
ASSETS
Real estate:
Land	$3,302,403	$1,424,797
Buildings and improvements	11,116,909	6,934,099
Furniture, fixtures and equipment	333,638	251,537
	14,752,950	8,610,433
Less accumulated depreciation	(2,445,294)	(1,988,764)
Net operating real estate	12,307,656	6,621,669
Construction in progress, including land	1,418,836	802,857
Land held for development	282,285	316,037
Operating real estate assets held for sale, net	275,874	274,556
Total real estate, net	14,284,651	8,015,119

Cash and cash equivalents	112,910	2,733,618
Cash in escrow	98,429	49,950
Resident security deposits	27,868	24,748
Investments in unconsolidated real estate entities	347,386	129,352
Deferred financing costs, net	39,085	38,700
Deferred development costs	33,799	24,665
Prepaid expenses and other assets	200,979	143,926
Total assets	$15,145,107	$11,160,078

LIABILITIES AND EQUITY
Unsecured notes, net	$2,245,191	$1,945,798
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,852,441	1,905,235
Dividends payable	138,459	110,966
Payables for construction	84,027	52,903
Accrued expenses and other liabilities	254,144	217,259
Accrued interest payable	23,965	33,056
Resident security deposits	47,020	37,691
Liabilities related to real estate assets held for sale	8,275	9,350
Total liabilities	6,653,522	4,312,258

Redeemable noncontrolling interests	18,255	7,027

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2013 and December 31, 2012; zero shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2013 and 140,000,000 shares authorized at December 31, 2012; 129,402,556 and 114,403,472 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,294	1,144
Additional paid-in capital	8,976,780	7,086,407
Accumulated earnings less dividends	(458,229)	(142,329)
Accumulated other comprehensive loss	(50,094)	(108,007)
Total equity	8,469,751	6,837,215
Noncontrolling interest	3,579	3,578
Total equity	8,473,330	6,840,793
Total liabilities and equity	$15,145,107	$11,160,078

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12

Revenue:
Rental and other income	$390,113	$258,788	$1,072,273	$742,254
Management, development and other fees	3,014	2,533	8,198	7,852
Total revenue	393,127	261,321	1,080,471	750,106

Expenses:
Operating expenses, excluding property taxes	97,650	67,471	258,605	196,325
Property taxes	42,678	25,475	116,515	73,171
Interest expense, net	43,945	33,985	127,772	100,804
Loss on interest rate contract	53,484	—	51,000	—
Loss on extinguishment of debt, net	—	—	—	1,179
Depreciation expense	160,682	62,750	457,837	183,688
General and administrative expense	9,878	8,372	31,262	26,398
Expensed acquisition, development and other pursuit costs	2,176	608	46,041	1,749
Total expenses	410,493	198,661	1,089,032	583,314

Equity in income (loss) of unconsolidated entities	3,260	5,553	(16,244)	9,801
Gain on sale of land	—	—	240	280
Gain on acquisition of unconsolidated real estate entity	—	14,194	—	14,194

(Loss) income from continuing operations	(14,106)	82,407	(24,565)	191,067

Discontinued operations:
Income from discontinued operations	3,221	4,340	7,073	15,062
Gain on sale of real estate assets	—	—	118,173	95,049
Total discontinued operations	3,221	4,340	125,246	110,111

Net (loss) income	(10,885)	86,747	100,681	301,178
Net loss attributable to noncontrolling interests	170	97	248	334

Net (loss) income attributable to common stockholders	$(10,715)	$86,844	$100,929	$301,512

Other comprehensive income:
Unrealized loss on cash flow hedges	—	(6,977)	—	(23,767)
Cash flow hedge losses reclassified to earnings	54,948	—	57,913	—
Comprehensive income	$44,233	$79,867	$158,842	$277,745

Earnings per common share - basic:
(Loss) income from continuing operations attributable to common stockholders	$(0.11)	$0.85	$(0.19)	$1.99
Discontinued operations attributable to common stockholders	0.03	0.04	0.99	1.15

Net (loss) income attributable to common stockholders	$(0.08)	$0.89	$0.80	$3.14

Earnings per common share - diluted:
(Loss) income from continuing operations attributable to common stockholders	$(0.11)	$0.85	$(0.19)	$1.99
Discontinued operations attributable to common stockholders	0.03	$0.04	$0.99	$1.14

Net (loss) income attributable to common stockholders	$(0.08)	$0.89	$0.80	$3.13

Dividends per common share:	$1.07	$0.97	$3.21	$2.91

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the nine months ended
	9-30-13	9-30-12

Cash flows from operating activities:
Net income	$100,681	$301,178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	457,837	183,688
Depreciation expense from discontinued operations	10,727	10,641
Amortization of deferred financing costs and debt (premium) discount	(15,831)	4,122
Amortization of stock-based compensation	8,720	8,548
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	45,215	(7,484)
Cash flow hedge losses reclassified to earnings	57,913	—
Loss on extinguishment of debt, net	—	1,781
Gain on sale of real estate assets	(118,413)	(95,329)
Gain on sale of joint venture real estate assets	(12,667)	—
Gain on acquisition of unconsolidated entity	—	(14,194)
(Increase) decrease in cash in operating escrows	(12,883)	6,644
Increase in resident security deposits, prepaid expenses and other assets	(66,709)	(8,069)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	15,333	(16,353)
Net cash provided by operating activities	469,923	375,173

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(908,215)	(567,867)
Acquisition of real estate assets, including partnership interest	(749,275)	(105,904)
Capital expenditures - existing real estate assets	(10,527)	(13,449)
Capital expenditures - non-real estate assets	(7,286)	(1,094)
Proceeds from sale of real estate, net of selling costs	432,380	182,225
Increase in payables for construction	31,124	14,419
Decrease in cash in construction escrows	—	16,944
Decrease (increase) in investments in unconsolidated real estate entities	16,788	(8,006)
Net cash used in investing activities	(1,195,011)	(482,732)

Cash flows from financing activities:
Issuance of common stock	2,874	326,653
Dividends paid	(387,658)	(270,866)
Issuance of mortgage notes payable	71,210	—
Repayments of mortgage notes payable, including prepayment penalties	(1,789,399)	(106,255)
Issuance of unsecured notes	400,000	450,000
Settlement of interest rate contract	(51,000)	(54,930)
Repayment of unsecured notes	(100,000)	(179,400)
Payment of deferred financing costs and issuance discounts	(6,093)	(6,744)
Acquisition of joint venture partner equity interest	(1,965)	(3,350)
Redemption of preferred interest obligation	(33,327)	—
Distributions to DownREIT partnership unitholders	(24)	(22)
Distributions to joint venture and profit-sharing partners	(238)	(247)
Net cash (used in) provided by financing activities	(1,895,620)	154,839

Net (decrease) increase in cash and cash equivalents	(2,620,708)	47,280

Cash and cash equivalents, beginning of period	2,733,618	616,853

Cash and cash equivalents, end of period	$112,910	$664,133

Cash paid during the period for interest, net of amount capitalized	$137,081	$101,121

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities (amounts in whole dollars):

During the nine months ended September 30, 2013:

•                  As described in Note 4, “Equity,” 14,889,706 shares of common stock valued at $1,875,210,000 were issued as partial consideration for the Archstone Acquisition (as defined in this Form 10-Q); 123,977 shares of common stock valued at $16,019,000 were issued in connection with stock grants;  1,465 shares valued at $200,000 were issued through the Company’s dividend reinvestment plan; 44,750 shares valued at $5,706,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 5,214 shares and certain options valued at $780,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

•                  The Company reclassified $4,429,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net, and $53,484,000 to loss on interest rate contract, to record the impact of the Company’s derivative and hedge accounting activity.

•                  Common dividends declared but not paid totaled $138,459,000.

•                  The Company recorded $13,262,000 in redeemable noncontrolling interests associated with consolidated joint ventures acquired as part of the Archstone Acquisition.  The Company also recorded an increase of $441,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

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

During the nine months ended September 30, 2012:

•                  The Company issued 96,592 shares of common stock valued at $12,883,000 in connection with stock grants; 1,830 shares valued at $254,000 were issued through the Company’s dividend reinvestment plan; 120,952 shares valued at $15,491,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,558 shares and options valued at $393,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 115,303 options for common stock at a value of $3,357,000.

•                  The Company recorded an increase to other liabilities and a corresponding decrease to other comprehensive income of $23,767,000, and recorded a decrease to prepaid expenses and other assets of $11,000, with a corresponding offset to the basis of unsecured notes, net to record the impact of the Company’s hedge accounting activity.

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

At September 30, 2013, excluding real estate investments owned through the Residual JV discussed in this Form 10-Q, the Company owned or held a direct or indirect ownership interest in 247 operating apartment communities containing 73,884 apartment homes in 12 states and the District of Columbia, of which five communities containing 1,712 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 29 communities under construction that are expected to contain an aggregate of 8,692 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 45 communities that, if developed as expected, will contain an estimated 13,089 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2012 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12
Basic and diluted shares outstanding

Weighted average common shares - basic	129,208,839	97,044,603	126,057,793	95,742,676

Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500

Effect of dilutive securities (1)	—	494,466	411,821	651,382

Weighted average common shares - diluted	129,216,339	97,546,569	126,477,114	96,401,558

Calculation of Earnings per Share - basic

Net (loss) income attributable to common stockholders	$(10,715)	$86,844	$100,929	$301,512
Net loss (income) allocated to unvested restricted shares	16	(186)	(166)	(1,003)
Net (loss) income attributable to common stockholders, adjusted	$(10,699)	$86,658	$100,763	$300,509

Weighted average common shares - basic	129,208,839	97,044,603	126,057,793	95,742,676

(Loss) earnings per common share - basic	$(0.08)	$0.89	$0.80	$3.14

Calculation of Earnings per Share - diluted

Net (loss) income attributable to common stockholders	$(10,715)	$86,844	$100,929	$301,512
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	8	7	24	21

Adjusted net (loss) income attributable to common stockholders	$(10,707)	$86,851	$100,953	$301,533

Weighted average common shares - diluted	129,216,339	97,546,569	126,477,114	96,401,558

(Loss) earnings per common share - diluted	$(0.08)	$0.89	$0.80	$3.13

(1)         Securities considered antidilutive for the three months ended September 30, 2013 due to recognition of net loss.

Certain options to purchase shares of common stock in the amounts of 605,899 and 418,177 were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at September 30, 2013 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.2%. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2013 or 2012.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $17,205,000 and $12,504,000 for the three months ended September 30, 2013 and 2012, respectively, and $47,168,000 and $37,449,000 for the nine months ended September 30, 2013 and 2012, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes and Credit Facility, as defined below, as of September 30, 2013 and December 31, 2012, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2013 and December 31, 2012, as shown in the Condensed Consolidated Balance Sheets (see Note 7, “Real Estate Disposition Activities”).

	9-30-13	12-31-12

Fixed rate unsecured notes (1)	$2,250,000	$1,950,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,710,673	1,427,133
Variable rate mortgage notes payable - conventional and tax-exempt(2)	1,011,609	476,935

Total notes payable and unsecured notes	5,972,282	3,854,068

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$5,972,282	$3,854,068

(1)         Balances at September 30, 2013 and December 31, 2012 exclude $4,809 and $4,202, respectively, of debt discount as reflected in unsecured notes on the Company’s Condensed Consolidated Balance Sheets.

(2)         Balances at September 30, 2013 and December 31, 2012 exclude $130,159 and $1,167, respectively of debt premium as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2013:

•                  In February 2013, as a portion of the consideration for the Archstone Acquisition, the Company assumed $3,512,202,000 consolidated principal amount of Archstone’s existing secured indebtedness, repaying $1,477,720,000 principal amount of the indebtedness assumed concurrent with the closing of the Archstone Acquisition.

•                  In March 2013, the Company repaid $100,000,000 of its 4.95% unsecured notes in accordance with the scheduled maturity.

•                  In April 2013, the Company obtained a 3.06% fixed rate, secured mortgage loan in the amount of $15,000,000 that matures in April 2018.

•                  In April 2013, the Company repaid a 4.69% fixed rate, secured mortgage note in the amount of $170,125,000 pursuant to its scheduled maturity date.

•                  In May 2013, the Company repaid a $5,393,000 fixed rate secured mortgage note with an interest rate of 5.55% at par and without penalty in advance of its July 2028 scheduled maturity date.

•                  In May 2013, the Company obtained a 3.08% fixed rate secured mortgage loan that matures in May 2020 in the amount of $56,210,000, in association with the refinancing of an existing $47,000,000 variable rate secured mortgage note.

•                  In May 2013, the Company repaid a $52,806,000 fixed rate secured mortgage note with an interest rate of 5.24% pursuant to its scheduled maturity date.

•                  In September 2013, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $396,212,000. The notes mature in October 2020 and were issued at a 3.63% interest rate. The notes have an effective interest rate of 3.79% including the effect of offering costs.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year for a fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.23% at September 30, 2013, assuming a one month borrowing rate).  The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on our current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $72,610,000 and $44,883,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2013 and December 31, 2012, respectively.

In the aggregate, secured notes payable mature at various dates from May 2015 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,697,609,000, excluding communities classified as held for sale, as of September 30, 2013).

As of September 30, 2013, the Company has guaranteed approximately $309,358,000 of mortgage notes payable by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.6% and 5.8% at September 30, 2013 and December 31, 2012, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 2.4% and 2.7% at September 30, 2013 and December 31, 2012, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2013 are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2013	$4,395	$—	$—	—

2014	18,056	—	150,000	5.375%

2015	16,722	904,011	—	—

2016	17,951	16,255	250,000	5.750%

2017	19,033	710,491	250,000	5.700%

2018	18,398	77,189	—	—

2019	7,125	610,814	—	—

2020	6,190	50,824	250,000	6.100%

			400,000	3.625%

2021	5,965	27,844	250,000	3.950%

2022	6,332	—	450,000	2.950%

2022	90,048	1,114,639	250,000	2.850%

	$210,215	$3,512,067	$2,250,000

The Company was in compliance at September 30, 2013 with certain customary financial and other covenants under the Credit Facility and the Company’s unsecured notes.

4.  Equity

The following summarizes the changes in stockholders’ equity for the nine months ended September 30, 2013 (dollars in thousands):

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2012	$1,144	$7,086,407	$(142,329)	$(108,007)	$6,837,215	$3,578	$6,840,793

Net income attributable to common stockholders	—	—	100,929	—	100,929	—	100,929
Cash flow hedge loss reclassified to earnings	—	—	—	57,913	57,913	—	57,913
Change in redemption value of redeemable noncontrolling interest	—	—	(441)	—	(441)	—	(441)
Noncontrolling interests income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders	—	—	(415,353)	—	(415,353)	—	(415,353)
Issuance of common stock, net of withholdings	150	1,872,684	(1,035)	—	1,871,799	—	1,871,799
Amortization of deferred compensation	—	17,689	—	—	17,689	—	17,689

Balance at September 30, 2013	$1,294	$8,976,780	$(458,229)	$(50,094)	$8,469,751	$3,579	$8,473,330

During the nine months ended September 30, 2013, the Company:

(i)                                     issued 33,900 shares of common stock in connection with stock options exercised;

(ii)                                  issued 1,465 common shares through the Company’s dividend reinvestment plan;

(iii)                               issued 123,977 common shares in connection with stock grants;

(iv)                              withheld 44,750 common shares to satisfy employees’ tax withholding and other liabilities;

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

In addition, during the nine months ended September 30, 2013 the Company granted 215,230 options for common stock to employees.  Any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2013 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2013, and will not be reflected until earned as compensation cost.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. The Company had no sales under CEP III during the nine months ended September 30, 2013, and has $646,274,000 of shares that remain authorized for issuance under this program as of September 30, 2013.

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

Acquisition Date Preliminary Fair Value (dollars in thousands)
Land and land improvements	$1,760,100
Buildings and improvements	3,729,422
FF&E	52,290
Construction-in-progress, including land and land held for development (1)	404,765
In-place lease intangibles	182,467
Other assets	85,829
Total consolidated assets	$6,214,873
Interest in unconsolidated real estate entities	256,454
Total assets	$6,471,327
Fair value of assumed mortgage notes payable	3,732,980
Liability for preferred obligations	66,500
Other liabilities	34,100
Noncontrolling interest	13,262
Net Assets Acquired	2,624,485
Common shares issued	1,875,210
Cash consideration	$749,275

(1)         Includes amounts for in-place leases for development communities.

The allocation of the fair values to the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date, additional market information and final purchase price settlement with Equity Residential in accordance with the terms of the Purchase Agreement.  The Company’s assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets and assumed liabilities is its current best estimate of fair value.

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

The Company is applying a weighted average depreciation period for the in-place lease intangibles of six months.  During the three and nine months ended September 30, 2013, the Company recognized $60,162,000 and $184,763,000, respectively, of depreciation expense for in-place lease intangibles, recorded as a component of Depreciation expense on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

During the nine months ended September 30, 2013, the Company recognized $82,544,000 in acquisition related expenses associated with the Archstone Acquisition, with $37,295,000 reported as a component of Equity in income (loss) of unconsolidated entities, and the balance in Expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

•                  the assumption of consolidated indebtedness with a fair value of approximately $3,732,979,000, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeds the principal face value, $70,479,000 of which excess related to debt the Company repaid concurrent with the Archstone Acquisition;

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

The Company valued its obligation under the preferred units outstanding based on the current liquidation price of the respective preferred unit series, including accrued but unpaid dividends as appropriate. During the nine months ended September 30, 2013, the Company paid approximately $33,300,000 to redeem its proportionate share of a portion of the preferred interest obligations assumed in conjunction with the Archstone Acquisition. The Company used the pricing for the settlement as the fair value at February 27, 2013.

Pro Forma Information

The following table presents information for assets acquired in the Archstone Acquisition that is included in our Condensed Consolidated Statement of Comprehensive Income from the acquisition date, February 27, 2013, through September 30, 2013 (in thousands).

For the period including February 28, 2013 through September 30, 2013
Revenues	$246,969
Loss attributable to common shareholders (1)	$(128,542)

(1) Amounts exclude acquisition costs for the Archstone Acquisition.

The following table presents the Company’s supplemental consolidated pro forma information as if the acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues	$1,152,418	$1,053,169
Income from continuing operations	$242,647	$82,584
Earnings per common share - diluted (from continuing operations)	$1.87	$0.64

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

Investments in Archstone Consolidated Entities

In connection with the Archstone Acquisition, the Company entered into a limited liability company agreement with Equity Residential to acquire and own directly and indirectly certain Archstone entities (the “Archstone Legacy Entities”) which hold indirect interests in real estate assets, including 16 of the 60 of the consolidated communities acquired by the Company.  As of September 30, 2013, the Archstone Legacy Entities have outstanding preferred interests held by unrelated third parties with an aggregate liquidation preference of approximately $91,000,000 (including accrued but unpaid distributions), which are generally subject to redemption at the election of the holders of such interests.  One of the Archstone Legacy Entities previously entered into tax protection arrangements with the holders of certain of the preferred interests, which arrangements may limit for varying periods of time the Company’s and Equity Residential’s ability to dispose of the properties held indirectly by the Archstone Legacy Entities or to refinance certain related indebtedness, without making payments to the holders of such preferred interests.  Pursuant to this LLC agreement, the Company has agreed to bear 40% of the economic cost of these preferred redemption obligations, and the tax protection payments that may arise from our disposition or refinancing of properties of the Archstone Legacy Entities that were contributed to a subsidiary that will be consolidated by the Company.  The fair value of the Company’s proportionate share of preferred redemption obligations of approximately $36,000,000 is recorded as a component of Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. As part of the Archstone Acquisition, the Company and Equity Residential have agreed with Lehman and Archstone to require the acquired Archstone Legacy Entities to have sufficient funds available to honor their redemption obligations and to make any payments under its tax protection arrangements, when they may become due. The principal assets indirectly held by the limited liability company that acquired the Archstone Legacy Entities are interests in a subsidiary of the Company’s (the “AvalonBay Legacy Subsidiary”) and a subsidiary of Equity Residential, each of which subsidiaries acquired certain properties formerly owned by the Archstone Legacy Entities.  The Company consolidates the assets, liabilities and results of operations of the AvalonBay Legacy Subsidiary.

Investments in Archstone Unconsolidated Entities

In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

•                  Archstone Multifamily Partners AC LP (the “Archstone U.S. Fund”) — The Archstone U.S. Fund was formed in July 2011 and is fully invested. As of September 30, 2013, the Archstone U.S. Fund owns nine communities containing 1,728 apartment homes, one of which includes a marina containing 229 boat slips.  Through subsidiaries the Company owns the general partner of the fund and holds a 28.6% interest in the fund.

Subsidiaries of the Archstone U.S. Fund have eight loans secured by individual assets with amounts outstanding in the aggregate of $330,315,000 with varying maturity dates, ranging from 2019 to 2022. The mortgage loans are payable by the subsidiaries of the Archstone U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the Archstone U.S. Fund, nor does it have any obligation to fund this debt should the Archstone U.S. Fund be unable to do so.

•                  Archstone Multifamily Partners AC JV LP (“the AC JV”) — The AC JV is a joint venture in which the Company assumed Archstone’s 20% ownership interest. The AC JV was formed in 2011 and as of September 30, 2013 owned two apartment communities containing 818 apartment homes in Cambridge, MA and Herndon, VA.  The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the two existing assets, generally one mile or less. During the three months ended September 30, 2013, the Company provided the AC JV with the opportunity to acquire a parcel of land owned by the Company as required in the right of first offer provisions for the joint venture. The AC JV exercised its right to acquire the land parcel for development, where upon it commenced construction of an additional apartment community located in Cambridge, MA, which is expected to contain 103 apartment homes and be completed for a total capitalized cost of $28,000,000. The Company sold the parcel of land to the AC JV, in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. The Company owns one additional land parcel for the development of 301 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition that is subject to ROFO restrictions. The ROFO restriction expires in 2019.

As of September 30, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture.  The Company has not guaranteed the debt of the AC JV, nor does it have any obligation to fund this debt should the AC JV be unable to do so.

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) — Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture.  In conjunction with the Archstone Acquisition, the Company assumed a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest such that as of September 30, 2013, the Company now holds a 28.7% equity interest in the venture.

Brandywine has an outstanding $24,960,000 fixed rate mortgage loan that is payable by the venture.  The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•                  Additionally, through subsidiaries the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”). The Residual Assets include interests in apartment communities in Germany (including through a fund which Archstone managed), a 20.0% interest in a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States, two land parcels, and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities generally include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company generally holds a 40% economic interest in the assets and liabilities of the Residual JV.

6.  Investments in Real Estate Entities

Investment in unconsolidated entities

As of September 30, 2013, including the interests in joint ventures acquired in the Archstone Acquisition, and excluding interest in the Residual JV, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended September 30, 2013, AvalonBay Value Added Fund, LP (“Fund I”), a real estate discretionary investment fund in which the Company has an interest of approximately 15.2%, sold Avalon at Cedar Place, located in Columbia, MD.  Avalon at Cedar Place, containing 156 homes, was sold for $26,000,000.  The Company’s share of the gain in accordance with GAAP for the disposition was $688,000.

During the three months ended September 30, 2013, the Company disposed of its interest in a for-sale joint venture, which held non-depreciable real estate assets, recognizing a gain in accordance with GAAP of $975,000, reported as a component of Equity in income (loss) of unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.  Previously, the Company recognized an impairment charge of $1,955,000 associated with this venture.

The following is a combined summary of the financial position of the entities accounted for using the equity method, excluding those owned by the Residual JV, as of the dates presented (dollars in thousands):

	9-30-13	12-31-12
	(unaudited)	(unaudited)
Assets:
Real estate, net	$2,053,602	$1,337,084
Other assets	100,304	73,252

Total assets	$2,153,906	$1,410,336

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,358,891	$943,259
Other liabilities	47,717	20,405
Partners’ capital	747,298	446,672

Total liabilities and partners’ capital	$2,153,906	$1,410,336

The following is a combined summary of the operating results of the entities accounted for using the equity method, excluding those owned by the Residual JV, for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-13	9-30-12	9-30-13	9-30-12

Rental and other income	$56,240	$43,168	$157,456	$130,300
Operating and other expenses	(22,866)	(18,733)	(63,575)	(56,533)
Gain on sale of communities	5,395	44,723	70,662	57,457
Interest expense, net	(15,376)	(12,742)	(46,474)	(38,468)
Depreciation expense	(15,668)	(11,947)	(46,602)	(37,244)
Net income	$7,725	$44,469	$71,467	$55,512

In conjunction with the formation of Fund I and AvalonBay Value Added Fund II, L.P. (“Fund II”), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $6,237,000 at September 30, 2013 and $7,342,000 at December 31, 2012 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of September 30, 2013).  As of September 30, 2013, the expected realizable values of the real estate assets owned by Fund I and Fund II are considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under, these guarantees, both at inception and as of September 30, 2013, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of September 30, 2013.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $351,000 and $608,000 for the three months ended September 30, 2013 and 2012, respectively, and $792,000 and $1,749,000 for the nine months ended September 30, 2013 and 2012, respectively. These costs are included in Expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and nine months ended September 30, 2013 and 2012.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land.  The Company did not recognize any impairment charges on its investment in land for the three and nine months ended September 30, 2013 and 2012.

The Company also evaluates its unconsolidated investments for impairment, considering both the carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three and nine months ended September 30, 2013 and 2012.

7.  Real Estate Disposition Activities

During the three months ended September 30, 2013, the Company did not sell any consolidated communities.

As of September 30, 2013, the Company had three communities that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2012 through September 30, 2013 have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	(unaudited)		(unaudited)
	9-30-13	9-30-12	9-30-13	9-30-12

Rental income	$7,176	$10,583	$25,321	$38,156
Operating and other expenses	(2,229)	(2,995)	(7,521)	(11,718)
Interest expense, net	—	—	—	(133)
Loss on extinguishment of debt	—	—	—	(602)
Depreciation expense	(1,726)	(3,248)	(10,727)	(10,641)
Income from discontinued operations	$3,221	$4,340	$7,073	$15,062

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

A reconciliation of NOI to net income for the three and nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12

Net (loss) income	$(10,885)	$86,747	$100,681	$301,178
Indirect operating expenses, net of corporate income	10,780	7,396	30,673	24,049
Investments and investment management expense	1,043	1,582	3,154	4,526
Expensed acquisition, development and other pursuit costs	2,176	608	46,041	1,749
Interest expense, net	43,945	33,985	127,772	100,804
Loss on interest rate contract	53,484	—	51,000	—
Loss on extinguishment of debt, net	—	—	—	1,179
General and administrative expense	9,878	8,372	31,262	26,398
Equity in (income) loss of unconsolidated entities	(3,260)	(5,553)	16,244	(9,801)
Depreciation expense	160,682	62,750	457,837	183,688
Gain on sale of real estate assets	—	—	(118,413)	(95,329)
Income from discontinued operations	(3,221)	(4,340)	(7,073)	(15,062)
Gain on acquisition of unconsolidated real estate entity	—	(14,194)	—	(14,194)
Net operating income	$264,622	$177,353	$739,178	$509,185

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2013 and 2012 have been adjusted for the real estate assets that were sold from January 1, 2012 through September 30, 2013, or otherwise qualify as discontinued operations as of September 30, 2013, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended			For the nine months ended
	Total		% NOI change	Total		% NOI change	Gross
	revenue	NOI	from prior year	revenue	NOI	from prior year	real estate (1)

For the period ended September 30, 2013

Established
New England	$46,319	$29,323	(0.6)%	$136,528	$88,220	2.0%	$1,398,194
Metro NY/NJ	63,103	43,327	3.4%	186,897	129,215	4.6%	1,919,151
Mid-Atlantic	25,262	17,652	(1.0)%	75,608	54,169	1.1%	632,102
Pacific Northwest	11,773	7,752	1.7%	34,752	23,539	7.4%	443,812
Northern California	38,491	29,905	15.0%	112,569	85,627	13.1%	1,313,694
Southern California	30,001	20,165	4.7%	88,873	60,640	5.7%	1,057,512
Total Established	214,949	148,124	4.2%	635,227	441,410	5.5%	6,764,465

Other Stabilized	142,795	95,044	N/A	357,342	243,626	N/A	6,683,016
Development / Redevelopment	32,369	21,454	N/A	79,704	54,142	N/A	2,676,384
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	282,285
Non-allocated (2)	3,014	N/A	N/A	8,198	N/A	N/A	47,921

Total	$393,127	$264,622	49.2%	$1,080,471	$739,178	45.2%	$16,454,071

For the period ended September 30, 2012

Established
New England	$42,755	$27,374	2.7%	$125,568	$81,268	5.6%	$1,287,578
Metro NY/NJ	55,257	38,155	5.5%	162,608	112,757	7.4%	1,779,699
Mid-Atlantic	26,300	18,618	3.7%	77,825	56,156	4.2%	591,802
Pacific Northwest	8,401	5,984	19.6%	24,426	17,207	13.6%	304,381
Northern California	31,208	22,931	15.1%	90,853	66,646	14.5%	1,096,166
Southern California	25,131	17,224	6.2%	74,000	51,225	8.8%	946,802
Total Established	189,052	130,286	6.9%	555,280	385,259	8.1%	6,006,428

Other Stabilized	34,469	22,384	N/A	96,282	61,924	N/A	1,249,203
Development / Redevelopment	35,267	24,683	N/A	90,692	62,002	N/A	1,871,336
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	304,295
Non-allocated (2)	2,533	N/A	N/A	7,852	N/A	N/A	54,828

Total	$261,321	$177,353	14.7%	$750,106	$509,185	14.6%	$9,486,090

(1)         Does not include gross real estate assets held for sale of $318,406 and $405,662 as of September 30, 2013 and 2012, respectively.

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

9.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40
Exercised	(9,939)	94.73	(23,961)	79.84
Granted	215,230	129.03	—	—
Forfeited	(1,267)	131.56	(4,012)	127.56
Options Outstanding, September 30, 2013	511,578	$119.85	691,857	$106.16
Options Exercisable September 30, 2013	194,177	$105.48	691,857	$106.16

The weighted average fair value of the options granted under the 2009 Plan during the nine months ended September 30, 2013 is estimated at $26.78 per share on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 3.7% over the expected life of the option, volatility of 34.0%, risk-free interest rate of 0.9% and an expected life of approximately 5 years.

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

During the nine months ended September 30, 2013, the Company issued 123,977 shares of restricted stock with a fair value of $16,019,000. In addition, the Company granted awards for restricted stock units, with an estimated aggregate compensation cost of $21,011,000.  The grant of restricted stock units includes an award which matures at the end of 2015 as well as two transitional awards that mature at the end of 2013 and 2014.  The restricted stock units were valued using a Monte Carlo model with the following weighted average assumptions:  baseline share value of $130.23, a dividend yield of 2.8%, estimated volatility figures over the life of the plan using 50% historical volatility and 50% implied volatility and risk free rates over the life of the plan ranging from 0.08% to 0.37%, resulting in an average estimated fair value per restricted stock unit of $110.00.

At September 30, 2013, the Company had 190,144 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the nine months ended September 30, 2013 totaled 134,209 shares and had fair values at the grant date ranging from $48.60 to $149.05 per share.  The total grant date fair value of shares vested was $13,857,000 and $36,232,000 for the nine months ended September 30, 2013 and 2012, respectively.

Total employee stock-based compensation cost recognized in income was $16,768,000 and $8,394,000 for the nine months ended September 30, 2013 and 2012, respectively, and total capitalized stock-based compensation cost was $5,911,000 and $3,877,000 for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, there was a total of $3,421,000 and $9,451,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.00 years and 2.62 years, respectively.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $3,014,000 and $2,533,000 in the three months ended September 30, 2013 and 2012, respectively, and $8,198,000 and $7,852,000 for the nine months ended September 30, 2013 and 2012, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,670,000 and $3,484,000 as of September 30, 2013 and December 31, 2012, respectively.

The Company is currently acting as the general contractor for redevelopment activity in the Archstone U.S. Fund, in which the Company has a 28.6% interest, and has outstanding receivables associated with the redevelopment activity of $12,629,000 as of September 30, 2013.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $250,000 and $240,000, in the three months ended September 30, 2013 and 2012, respectively, and $743,000 and $669,000 for the nine months ended September 30, 2013 and 2012, respectively,  as a component of general and administrative expense.  Deferred compensation relating to restricted stock grants and deferred stock awards to non-employee directors was $666,000 and $364,000 on September 30, 2013 and December 31, 2012, respectively.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate cap agreements to manage its interest rate risk.   These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus minimizing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at September 30, 2013, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow
	Hedges	Hedges
	Interest	Interest
	Rate Caps	Rate Caps

Notional balance	$612,089	$134,315
Weighted average interest rate (1)	2.6%	2.5%
Weighted average capped interest rate	5.9%	4.9%
Earliest maturity date	Mar-14	Apr-15
Latest maturity date	Aug-18	Jun-15

(1)This represents the weighted average interest rate on the debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at September 30, 2013. Other than the fair value change associated with the forward interest rate protection agreement discussed below, fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended at September 30, 2013 and 2012, were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded an increase in other comprehensive loss of $23,767,000 during the nine months ended September 30, 2012. The Company reclassified $54,948,000 and $57,913,000 of deferred losses from accumulated other comprehensive income as a change to earnings, for the three and nine months ended September 30, 2013 primarily associated with the forward interest rate protection agreement discussed below.  The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive income into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of September 30, 2013 or December 31, 2012.

The Company was party to a $215,000,000 forward interest rate protection agreement, which was entered into in 2011 to reduce the impact of variability in interest rates on a portion of its expected debt issuance activity in 2013. The Company settled this position at its maturity in May 2013 with a payment to the counterparty of $51,000,000, the fair value at the time of settlement. Based on changes in the Company’s capital markets outlook for the year, the Company deemed it was probable that it would not issue the anticipated debt for which this interest rate protection agreement was transacted. During the three months ended September 30, 2013, the Company recognized the deferred loss of $53,484,000 for the forward interest rate protection agreement in Loss on interest rate contract on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair Value	Identical Assets	Inputs	Inputs
Description	9/30/2013	(Level 1)	(Level 2)	(Level 3)

Interest Rate Caps	$118	$—	$118	$—
Puts	(16,866)	—	—	(16,866)
DownREIT units	(953)	(953)	—	—
Indebtedness	(6,018,766)	(2,317,364)	(3,701,402)	—
Total	$(6,036,467)	$(2,318,317)	$(3,701,284)	$(16,866)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2013, the Company sold Archstone Vanoni Ranch, located in Ventura, CA. Archstone Vanoni Ranch contains 316 homes and was sold for $82,000,000.

Also in October 2013, Fund I sold Avalon Sunset, located in Los Angeles, CA. Avalon Sunset contains 82 homes and was sold for $25,800,000.

In November 2013, the Company sold Avalon on the Sound East, located in New Rochelle, NY. Avalon on the Sound East contains 588 homes and was sold for $210,000,000.

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

All capitalized terms have meanings as provided elsewhere in this Form 10-Q.

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

Third Quarter 2013 Highlights

While we recognized a net loss due primarily to increased depreciation expense and nonrecurring charges, we experienced strong operating performance in the third quarter of 2013.

•                  Net loss attributable to common stockholders for the quarter ended September 30, 2013 was $10,715,000, a decrease of $97,559,000 or 112.3% from the prior year period.  The decrease is attributable primarily to an increase in depreciation expense and expensed transaction costs associated with the Archstone Acquisition, coupled with the recognition of a loss associated with an interest rate protection agreement.  The decrease was partially offset by an increase in NOI from our communities.

•                  For the quarter ended September 30, 2013, Established Communities NOI increased by $5,998,000 or 4.2% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 3.9%, partially offset by an increase in operating expenses of 3.3% as compared to the prior year period.

Our portfolio results for the quarter ended September 30, 2013 include operations from the communities acquired as part of the Archstone Acquisition, and reflect year-over-year revenue growth, as well as continued sequential rental revenue growth.  The overall increase in revenues was driven by our portfolio growth, leasing activity for new development, and an increase in rental rates for our Established Communities. We expect year-over-year revenue growth to continue for the balance of 2013 at a moderating rate, supported by the newly acquired Archstone communities as well as our Established Communities.

During the quarter ended September 30, 2013, we completed the construction of two communities with an aggregate of 476 apartment homes for a total capitalized cost of $93,900,000. We also started construction of four communities expected to contain 1,241 apartment homes with an expected aggregate total capitalized cost of $592,800,000. At September 30, 2013, 29 communities were under construction with a projected total capitalized cost of approximately $2,711,000,000, with $1,169,726,000 remaining to be invested.

During the three months ended September 30, 2013, we started the redevelopment of one community containing 294 apartment homes, which is expected to be redeveloped for a total capital cost of $11,900,000, excluding costs incurred prior to redevelopment.  At September 30, 2013, there were five communities under redevelopment, with an expected investment of approximately $58,700,000, excluding costs incurred prior to the start of redevelopment, with $32,447,000 remaining to be invested.

We believe that our balance sheet, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges and our current moderate use of financial encumbrances (such as secured financing), provides adequate access to liquidity from the capital markets through the issuance of corporate securities (which could include unsecured debt and/or common and preferred equity) and secured debt, as well as from other sources of liquidity such as from joint ventures or from our operating cash flows, to meet our reasonably foreseeable liquidity needs as they arise. See the discussion under Liquidity and Capital Resources.

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

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and, excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have made an equity investment of approximately $7,788,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expired in March 2013, plus two one-year extension options. We have executed the first one-year extension.

Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have made an equity investment of $96,688,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle through which we acquired investment interests in apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2018, subject to two, one-year extension options.

During the three months ended September 30, 2013, Fund I sold Avalon at Cedar Place, located in Columbia, MD.  Avalon at Cedar Place, containing 156 homes, was sold for $26,000,000.  Our proportionate share of the gain in accordance with GAAP for the disposition was $688,000.

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

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights, as defined below.  Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities.  While we establish the classification of communities on an annual basis, we may update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as same store communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended September 30, 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2012, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2013, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	30	7,490
Metro NY/NJ	25	8,416
Mid-Atlantic	11	4,443
Pacific Northwest	10	2,387
Northern California	19	5,680
Southern California	22	5,827
Total Established	117	34,243

Other Stabilized Communities:
New England	15	3,183
Metro NY/NJ	20	6,408
Mid-Atlantic	26	8,705
Pacific Northwest	5	1,142
Northern California	16	5,154
Southern California	34	10,780
Non-Core	3	1,030
Total Other Stabilized	119	36,402

Lease-Up Communities	6	1,527

Redevelopment Communities	5	1,712

Total Current Communities	247	73,884

Development Communities	29	8,692

Development Rights	45	13,089

Results of Operations

Our year-over-year operating performance is primarily affected by both national and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2013 and 2012 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9-30-13	9-30-12	$ Change	% Change	9-30-13	9-30-12	$ Change	% Change

Revenue:
Rental and other income	$390,113	258,788	131,325	50.7%	$1,072,273	742,254	330,019	44.5%
Management, development and other fees	3,014	2,533	481	19.0%	8,198	7,852	346	4.4%
Total revenue	393,127	261,321	131,806	50.4%	1,080,471	750,106	330,365	44.0%

Expenses:
Direct property operating expenses, excluding property taxes	82,797	55,954	26,843	48.0%	216,546	159,882	56,664	35.4%
Property taxes	42,678	25,475	17,203	67.5%	116,515	73,171	43,344	59.2%
Total community operating expenses	125,475	81,429	44,046	54.1%	333,061	233,053	100,008	42.9%

Corporate-level property management and other indirect operating expenses	13,810	9,935	3,875	39.0%	38,905	31,917	6,988	21.9%
Investments and investment management expense	1,043	1,582	(539)	(34.1)%	3,154	4,526	(1,372)	(30.3)%
Expensed acquisition, development and other pursuit costs	2,176	608	1,568	257.9%	46,041	1,749	44,292	2,532.4%
Interest expense, net	43,945	33,985	9,960	29.3%	127,772	100,804	26,968	26.8%
Loss on interest rate contract	53,484	—	53,484	100.0%	51,000	—	51,000	100.0%
Loss on extinguishment of debt, net	—	—	—	—	—	1,179	(1,179)	(100.0)%
Depreciation expense	160,682	62,750	97,932	156.1%	457,837	183,688	274,149	149.2%
General and administrative expense	9,878	8,372	1,506	18.0%	31,262	26,398	4,864	18.4%
Gain on sale of land	—	—	—	—	(240)	(280)	40	(14.3)%
Gain on acquisition of unconsolidated real estate entities	—	(14,194)	14,194	(100.0)%	—	(14,194)	14,194	(100.0)%
Total other expenses	285,018	103,038	181,980	176.6%	755,731	335,787	419,944	125.1%

Equity in income (loss) of unconsolidated entities	3,260	5,553	(2,293)	(41.3)%	(16,244)	9,801	(26,045)	(265.7)%

(Loss) income from continuing operations	(14,106)	82,407	(96,513)	(117.1)%	(24,565)	191,067	(215,632)	(112.9)%

Discontinued operations:
Income from discontinued operations	3,221	4,340	(1,119)	(25.8)%	7,073	15,062	(7,989)	(53.0)%
Gain on sale of communities	—	—	—	—	118,173	95,049	23,124	24.3%
Total discontinued operations	3,221	4,340	(1,119)	(25.8)%	125,246	110,111	15,135	13.7%

Net (loss) income	(10,885)	86,747	(97,632)	(112.5)%	100,681	301,178	(200,497)	(66.6)%

Net loss attributable to noncontrolling interests	170	97	73	75.3%	248	334	(86)	(25.7)%

Net (loss) income attributable to common stockholders	$(10,715)	86,844	(97,559)	(112.3)%	$100,929	301,512	(200,583)	(66.5)%

Net (loss) income attributable to common stockholders decreased $97,559,000 or 112.3%, to a loss of $10,715,000 for the three months ended September 30, 2013 and $200,583,000 or 66.5% to income of $100,929,000 for the nine months ended September 30, 2013 from the prior year periods.  The decreases for the three and nine months ended September 30, 2013 are due primarily to an increase in depreciation expense and expensed transaction costs associated with the Archstone Acquisition, coupled with the recognition of a loss associated with an interest rate protection agreement.  The decreases in the three and nine months ended September 30, 2013 are partially offset by an increase in NOI from communities acquired in the Archstone Acquisition and our existing and newly developed communities.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2013 and 2012 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12

Net (loss) income	$(10,885)	$86,747	$100,681	$301,178
Indirect operating expenses, net of corporate income	10,780	7,396	30,673	24,049
Investments and investment management expense	1,043	1,582	3,154	4,526
Expensed acquisition, development and other pursuit costs	2,176	608	46,041	1,749
Interest expense, net	43,945	33,985	127,772	100,804
Loss on interest rate contract	53,484	—	51,000	—
Loss on extinguishment of debt, net	—	—	—	1,179
General and administrative expense	9,878	8,372	31,262	26,398
Equity in (income) loss of unconsolidated entities	(3,260)	(5,553)	16,244	(9,801)
Depreciation expense	160,682	62,750	457,837	183,688
Gain on sale of real estate assets	—	—	(118,413)	(95,329)
Income from discontinued operations	(3,221)	(4,340)	(7,073)	(15,062)
Gain on acquisition of unconsolidated entity	—	(14,194)	—	(14,194)
Net operating income	$264,622	$177,353	$739,178	$509,185

The NOI changes for the three and nine months ended September 30, 2013, as compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9-30-13	9-30-13

Established Communities	$5,998	$22,831

Other Stabilized Communities (1)	70,899	184,826

Development and Redevelopment Communities	10,372	22,336

Total	$87,269	$229,993

(1) Includes operating communities acquired as part of the Archstone Acquisition.

The increase in our Established Communities’ NOI for the three months ended September 30, 2013 is due to increased rental rates, partially offset by decreased occupancy and increased operating expenses.  The increase in our Established Communities’ NOI for the nine months ended September 30, 2013 is due to a combination of increased rental rates and increased occupancy, partially offset by increased operating expenses.  For the balance of 2013, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses.

Rental and other income increased in the three and nine months ended September 30, 2013 as compared to the prior year periods due to additional rental income generated from newly developed and acquired communities, including those acquired in the Archstone Acquisition, and increases in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 57,670 apartment homes for the nine months ended September 30, 2013, which includes the impact of communities acquired in the Archstone Acquisition, as compared to 43,597 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,110 for the nine months ended September 30, 2013 as compared to $1,983 in the prior year period.

Established Communities — Rental revenue increased $8,093,000, or 3.9% and $28,260,000, or 4.7%, for the three and nine months ended September 30, 2013, respectively, over the prior year periods. The increase for the three months ended September 30, 2013 is due to an increase in rental rates of 4.4%, partially offset by a decrease in economic occupancy of 0.5% to 95.8%. The increase for the nine months ended September 30, 2013 is due to an increase in rental rates of 4.5% and economic occupancy of 0.2% to 96.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. We experienced increases in rental revenue from Established Communities in all six of our regions for the nine months ended September 30, 2013 over the prior year period. In some regions, we expect that increases in the supply of new apartment homes may slow revenue growth in future periods. Information for each of our regions is discussed in more detail below.

The Metro New York/New Jersey region, which accounted for 29.4% of Established Community rental revenue for the nine months ended September 30, 2013, experienced an increase in rental revenue of 4.7% as compared to the prior year period. Average rental rates increased 4.7% to $2,556, and economic occupancy remained constant at 96.5% for the nine months ended September 30, 2013. On a sequential basis, Metro New York/New Jersey reported rental revenue growth of 0.9% during the third quarter of 2013.  Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, other than financial services, technology, retail, hospitality and education. The region also continues to experience increased construction related employment growth related to Hurricane Sandy recovery efforts.

The New England region accounted for 21.5% of Established Community rental revenue for the nine months ended September 30, 2013 and experienced a rental revenue increase of 3.2% over the prior year period. Average rental rates increased 2.7% to $2,110 and economic occupancy increased 0.5% to 96.0% for the nine months ended September 30, 2013, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 1.7% during the three months ended September 30, 2013. The New England region’s favorable results are driven by employment growth in the medical, education and technology fields in the Boston metro area.  The region has seen an in-migration related to the strength in the employment markets.  The Boston metro area has also begun to see a recovery in for-sale housing ahead of most other regions, resulting in an increase in recent move outs for home purchases. The Fairfield market continues to experience slower growth as it largely tracks the financial services sector.

Northern California accounted for 17.7% of the Established Community rental revenue for the nine months ended September 30, 2013 and experienced a rental revenue increase of 8.4% over the prior year period. Average rental rates increased 8.1% to $2,285, and economic occupancy increased 0.3% to 96.3% for the nine months ended September 30, 2013 as compared to the prior year period. The Northern California region also saw the strongest sequential rental revenue growth in our markets, increasing 2.7% over the second quarter of 2013. While the expected new supply of apartment homes may slow revenue growth in future periods, the current strength of the technology sector continues to fuel demand for apartment homes.

The Mid-Atlantic region, which represented 11.9% of Established Community rental revenue for the nine months ended September 30, 2013, experienced an increase in rental revenue of 1.1% over the prior year period.  Average rental rates increased by 1.3% to $1,971 over the prior year period, while economic occupancy decreased by 0.2% to 95.9%, for the nine months ended September 30, 2013. The Mid-Atlantic region experienced a sequential quarterly rental revenue decrease of 0.2%. The recent decline in revenue growth in the region is being driven by an increase in the supply of apartment homes in conjunction with the impacts of the decline in federal government spending due to sequestration and continuing fiscal constraints.

Southern California accounted for 14.0% of the Established Community rental revenue for the nine months ended September 30, 2013. The region experienced a rental revenue increase of 4.2% over the prior year period driven by an increase in average rental rates of 3.8% to $1,759 and an increase in economic occupancy of 0.4% to 96.3% for the nine months ended September 30, 2013. Sequentially, the Southern California region saw a 1.5% increase in rental revenue in the third quarter of 2013. Southern California has seen steady job growth and limited new apartment supply which we expect will continue to support favorable operating results.

The Pacific Northwest region accounted for 5.5% of the Established Community rental revenue for the nine months ended September 30, 2013 and experienced a rental revenue increase of 7.9% over the prior year period. Average rental rates increased 8.2% to $1,684, while economic occupancy decreased 0.3% to 95.9% for the nine months ended September 30, 2013 as compared to the prior year period. The Pacific Northwest showed sequential rental revenue growth of 1.4%. The region’s innovative on-line retail, technology, and manufacturing sectors continue to support growth in the economy and improvement in apartment fundamentals.  Apartment demand may be tempered in the near term due to the increased supply of apartment homes, which may affect our future revenue growth in this region.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2013 and 2012 (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12

Rental revenue (GAAP basis)	$214,840	$206,747	$634,944	$606,684
Concessions amortized	71	136	170	736
Concessions granted	(325)	(61)	(395)	(250)

Rental revenue adjusted to state concessions on a cash basis	$214,586	$206,822	$634,719	$607,170

Year-over-year % change — GAAP revenue		3.9%		4.7%

Year-over-year % change — cash concession based revenue		3.8%		4.5%

Management, development and other fees increased $481,000, or 19.0%, and $346,000, or 4.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. The increases for the three and nine months ended September 30, 2013 were primarily due to management fees related to the Archstone U.S. Fund and the AC JV, partially offset by lower property management and other management fees earned related to dispositions from Fund I and Fund II.

Direct property operating expenses, excluding property taxes increased $26,843,000, or 48.0%, for the three months ended September 30, 2013 and $56,664,000, or 35.4%, for the nine months ended September 30, 2013 as compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment homes, including the communities acquired as part of the Archstone Acquisition.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,896,000, or 4.3%, for three months ended September 30, 2013, and $2,309,000, or 1.8%, for the nine months ended September 30, 2013 over the prior year period. The increase for the three and nine months ended September 30, 2013 was primarily due increases in repairs and maintenance, insurance, and office operations costs.

Property taxes increased $17,203,000, or 67.5%, and $43,344,000, or 59.2%, for the three and nine months ended September 30, 2013, respectively, over the prior year periods, due to the addition of newly developed and acquired apartment homes, including communities acquired as part of the Archstone Acquisition, coupled with increased tax rates and assessments across our portfolio.

For Established Communities, property taxes increased by $226,000, or 1.1%, and $3,160,000, or 5.2%, for the three and nine months ended September 30, 2013, respectively, over the prior year periods due to higher assessments and rate increases. The increase for the three and nine months ended September 30, 2013 was partially offset by higher successful appeals and refunds received in 2013, as compared to the prior year period. We expect property taxes to continue to increase for the balance of 2013 over 2012. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases.  We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations.  We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $3,875,000, or 39.0%, and $6,988,000, or 21.9%, for the three and nine months ended September 30, 2013, respectively, over the prior year periods, primarily due to compensation related costs.

Investments and investment management expense decreased by $539,000, or 34.1%, and $1,372,000, or 30.3%, for the three and nine months ended September 30, 2013, respectively, from the prior year periods, primarily due to decreased compensation related costs related to our investment management fund platform.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased in the three and nine months ended September 30, 2013, due primarily to costs associated with the Archstone Acquisition.

Interest expense, net increased $9,960,000, or 29.3%, and $26,968,000, or 26.8%, for the three and nine months ended September 30, 2013, respectively, over the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the mark to market adjustment on debt assumed as part of the Archstone Acquisition, and interest income.  The increases for the three and nine months ended September 30, 2013 are due primarily to net interest costs on debt assumed in the Archstone Acquisition, partially offset by increased capitalized interest as compared to the prior year periods.

Loss on interest rate contract reflects the loss recorded by the Company related to the forward interest rate protection agreement that matured in May 2013.  Based on changes in the Company’s capital markets outlook for the year at September 30, 2013, the Company deemed it was probable that it would not issue the anticipated debt for which the interest rate protection agreement was transacted.

Loss on the extinguishment of debt, net reflects prepayment penalties, the expensing of deferred financing costs from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale, which is included in discontinued operations, below.

Depreciation expense increased $97,932,000, or 156.1%, and $274,149,000, or 149.2%, in the three and nine months ended September 30, 2013, respectively, over the prior year periods. The increase is primarily due to additional depreciation expense from the Archstone Acquisition, consisting largely of the depreciation of in-place lease intangibles, which are being depreciated over a six month period.

General and administrative expense (“G&A”) increased $1,506,000, or 18.0%, and $4,864,000, or 18.4%, for the three and nine months ended September 30, 2013, respectively, over the prior year period due primarily to increased compensation costs, including costs related to the Archstone Acquisition.

Gain on acquisition of unconsolidated real estate entities for the three and nine months ended September 30, 2012, represents the amount by which the fair value of our prior ownership interest in the venture that owned Avalon Del Rey exceeded our carrying value.

Equity in income (loss) of unconsolidated entities decreased $2,293,000, or 41.3%, and $26,045,000, or 265.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. Costs of approximately $2,743,000 and $37,295,000 associated with the Archstone Acquisition were incurred through the unconsolidated joint venture entities owned with Equity Residential during the three and nine months ended September 30, 2013, respectively.

Income from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2012 through September 30, 2013.  This decrease for the three and nine months ended September 30, 2013 was due to the number and size of communities sold or held for sale during each period.

Gain on sale of communities increased for the nine months ended September 30, 2013. The amount of gain realized upon disposition of a community depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

Net loss attributable to noncontrolling interests for the three and nine months ended September 30, 2013 resulted in an allocation of loss of $170,000 and $248,000, respectively, as compared to an allocation of loss of $97,000 and $334,000 for the three and nine months ended September 30, 2012, respectively.

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

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12

Net (loss) income attributable to common stockholders	$(10,715)	$86,844	$100,929	$301,512
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	164,756	67,590	476,202	199,593
Distributions to noncontrolling interests, including discontinued operations	8	7	24	21
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(688)	—	(11,512)	(1,471)
Gain on sale of previously depreciated real estate assets	—	—	(118,173)	(95,049)
Gain on acquisition of unconsolidated real estate entity	—	(14,194)	—	(14,194)
FFO attributable to common stockholders	$153,361	$140,247	$447,470	$390,412

Weighted average common shares outstanding - diluted	129,620,138	97,546,569	126,477,114	96,401,558
EPS per common share - diluted (1)	$(0.08)	$0.89	$0.80	$3.13
FFO per common share - diluted	$1.18	$1.44	$3.54	$4.05

(1)   EPS for the three months ended September 30, 2013 computed using weighted average basic shares and participating units outstanding of 129,401,567.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the nine months ended
	9-30-13	9-30-12	9-30-13	9-30-12
Net cash provided by operating activities	$202,712	$152,705	$469,923	$375,173
Net cash used in investing activities	$(310,661)	$(289,981)	$(1,195,011)	$(482,732)
Net cash (used in) provided by financing activities	$109,712	$443,146	$(1,895,620)	$154,839

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•                  any additional costs associated with the Archstone Acquisition as well as the integration of the acquired Archstone communities into our business;

•                  development and redevelopment activity in which we are currently engaged;

•                  the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•                  debt service and principal payments either at maturity or opportunistically before maturity; and

•                  normal recurring operating expenses.

Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions.  Operating cash flows has historically been determined by: (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels and (iv) operating expenses with respect to apartment homes.  The timing and type of capital markets activity in which we engage, as well as our plans for development, redevelopment, acquisition and disposition activity, are affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital. We regularly review our liquidity needs, the adequacy of cash flows from operations and other expected liquidity sources to meet these needs.

For the balance of 2013, we expect to meet our liquidity needs from a variety of internal and external sources, which may include cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including common and preferred equity, amounts issued under our CEP III discussed below, real estate dispositions, as well as cash generated from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

At September 30, 2013, we had unrestricted cash, cash equivalents and cash in escrow of $211,339,000 available for both current liquidity needs and development activities.

Unrestricted cash and cash equivalents totaled $112,910,000 at September 30, 2013, a decrease of $2,620,708,000 from $2,733,618,000 at December 31, 2012.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $469,923,000 for the nine months ended September 30, 2013 from $375,173,000 for the nine months ended September 30, 2012. The change was driven primarily by increased NOI from our communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $1,195,011,000 for the nine months ended September 30, 2013 related to investments in assets primarily through acquisitions, development and redevelopment. During the nine months ended September 30, 2013, we invested $1,675,303,000 in the following:

•      we invested $749,275,000 in the acquisition of real estate related to the Archstone Acquisition;

•      we invested approximately $908,215,000 in the development and redevelopment of communities; and

•      we had capital expenditures of $17,813,000 for real estate and non-real estate assets.

Financing Activities — Net cash used in financing activities totaled $1,895,620,000 for the nine months ended September 30, 2013.  The net cash used is due to the repayment of $1,789,399,000 in secured notes and prepayment penalties, primarily in conjunction with the Archstone Acquisition, payment of cash dividends in the amount of $387,658,000, and the repayment of $100,000,000 in unsecured notes, partially offset by the issuance of $400,000,000 aggregate principal amount of unsecured notes.

Variable Rate Unsecured Credit Facility

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for total extension fees of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.22% at October 31, 2013 assuming a one month borrowing rate).  The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

We had outstanding borrowings of $20,000,000 under the Credit Facility and had $64,490,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2013.

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

We were in compliance with these covenants at September 30, 2013.

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

Continuous Equity Program (CEP)

In August 2012, we commenced a third continuous equity program (“CEP III”), under which we are authorized to sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. We did not sell any shares under CEP III during the nine months ended September 30, 2013.  We have $646,274,000 of our common stock available to be issued under CEP III at September 30, 2013.

Future Financing and Capital Needs — Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our secured or unsecured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or repay the debt. This refinancing or repayment may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

The following additional financing activity occurred in 2013 through October 31, 2013:

•                  In connection with the Archstone Acquisition, we assumed $2,034,482,000 net principal amount of Archstone’s existing secured indebtedness, detailed in the following table.

•                  In March 2013, we repaid $100,000,000 principal amount of 4.95% unsecured notes pursuant to their scheduled maturity.

•                  In April 2013, we obtained a 3.06% fixed rate secured mortgage loan in the amount of $15,000,000 that matures in April 2018.

•                  In April 2013, we repaid a 4.69% fixed rate secured mortgage note in the amount of $170,125,000 pursuant to its scheduled maturity date.

•                  In May 2013, we repaid a $5,393,000 fixed rate secured mortgage note with an interest rate of 5.55% at par and without penalty in advance of its July 2028 scheduled maturity date.

•                  In May 2013, we obtained a 3.08% fixed rate secured mortgage loan that matures in May 2020 in the amount of $56,210,000, in association with the refinancing of an existing $47,000,000 variable rate secured mortgage note.

•                  In May 2013, we repaid a $52,806,000 fixed rate secured mortgage note with an interest rate of 5.24% pursuant to its scheduled maturity date.

•                  In September 2013, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $396,212,000. The notes mature in October 2020 and were issued at a 3.63% interest rate. The notes have an effective interest rate of 3.79% including the effect of offering costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2013 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In	Principal
	interest	maturity	Balance Outstanding
Community	rate (1)	date	12-31-12	9-30-13		2013	2014	2015	2016	2017	Thereafter
Tax-exempt bonds
Fixed rate (4)
Eaves Washingtonian Center I	7.82%	May-2027	$8,764	$8,494		$93	$390	$419	$449	$482	$6,661
Avalon Oaks	7.50%	Feb-2041	16,288	16,144		47	207	222	238	255	15,175
Avalon Oaks West	7.54%	Apr-2043	16,205	16,076		44	185	198	211	225	15,213
Avalon at Chestnut Hill	6.15%	Oct-2047	40,390	40,084		105	434	457	482	509	38,097
Archstone Meadowbrook Crossing	4.61%	Nov-2036	—	62,200	(7)	—	—	—	—	—	62,200
			81,647	142,998		289	1,216	1,296	1,380	1,471	137,346

Variable rate (2) (4)
Avalon at Mountain View	0.98%	Feb-2017	18,300	18,300	(3)	—	—	—	—	18,300	—
Avalon at Mission Viejo	1.24%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.16%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.48%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.49%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.02%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.56%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.48%	Mar-2046	116,000	116,000	(9)	—	—	—	—	—	116,000
Avalon Walnut Creek	1.44%	Mar-2046	10,000	10,000	(9)	—	—	—	—	—	10,000
Avalon Morningside Park	1.59%	May-2046	100,000	100,000	(5)	—	—	—	—	—	100,000
Archstone Clinton North	3.28%	May-2038	—	147,000	(7)(3)	—	—	—	—	—	147,000
Archstone Clinton South	3.28%	May-2038	—	121,500	(7)(3)	—	—	—	—	—	121,500
Archstone Midtown West	2.57%	May-2029	—	100,500	(7)(3)	—	—	—	—	—	100,500
Archstone San Bruno	2.63%	Dec-2037	—	64,450	(7)(3)	—	—	—	—	—	64,450
Archstone Calabasas	2.65%	Apr-2028	—	44,410	(7)(3)	—	—	—	—	—	44,410
			467,935	945,795		—	—	—	—	18,300	927,495

Conventional loans (4)
Fixed rate
$100 Million unsecured notes	—	Mar-2013	100,000	—		—	—	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		—	150,000	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	—	250,000	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.79%	Oct-2020	—	400,000		—	—	—	—	—	400,000
Avalon at Tysons West	—	Jul-2028	5,465	—	(8)	—	—	—	—	—	—
Avalon Orchards	7.78%	Jul-2033	17,939	17,635		105	438	470	503	539	15,580
Avalon at Arlington Square	—	Apr-2013	170,125	—	(6)	—	—	—	—	—	—
Avalon Crescent	5.48%	May-2015	110,600	110,600		—	—	110,600	—	—	—
Avalon at Silicon Valley	5.66%	Jul-2015	150,000	150,000		—	—	150,000	—	—	—
Avalon Darien	6.22%	Nov-2015	49,221	48,674		192	785	47,697	—	—	—
Avalon Greyrock Place	6.13%	Nov-2015	59,292	58,619		234	962	57,423	—	—	—
Avalon Walnut Creek	4.40%	Jul-2066	2,500	2,500		—	—	—	—	—	2,500
Avalon Shrewsbury	5.92%	May-2019	20,737	20,534		71	289	307	323	346	19,198
Eaves Trumbull	5.93%	May-2019	40,552	40,156		138	566	601	631	676	37,544
Avalon at Stamford Harbor	5.92%	May-2019	64,472	63,843		219	900	955	1,003	1,075	59,691
Avalon Freehold	5.94%	May-2019	35,948	35,598		122	502	532	559	599	33,284
Avalon Run East	5.94%	May-2019	38,519	38,144		131	538	571	599	642	35,663
Eaves Nanuet	6.06%	May-2019	65,004	64,370		221	907	963	1,011	1,083	60,185
Avalon at Edgewater	5.94%	May-2019	77,103	76,351		262	1,076	1,142	1,199	1,285	71,387
Avalon Foxhall	6.05%	May-2019	57,912	57,347		197	808	858	901	965	53,618
Avalon at Gallery Place	6.05%	May-2019	44,997	44,558		153	628	667	700	750	41,660
Avalon at Traville	5.91%	May-2019	76,254	75,510		259	1,065	1,130	1,186	1,271	70,599
Avalon Bellevue	5.91%	May-2019	26,201	25,946		89	366	388	408	437	24,258
Avalon on The Alameda	5.90%	May-2019	52,975	52,459		180	740	785	824	883	49,047
Avalon at Mission Bay North	5.90%	May-2019	71,905	71,204		245	1,004	1,065	1,118	1,198	66,574
Fairfax Towers	4.37%	Aug-2015	42,459	41,700		261	1,070	40,369	—	—	—
Eaves Phillips Ranch	—	Jun-2013	53,348	—	(6)	—	—	—	—	—	—
The Mark Pasadena	4.05%	Jun-2018	11,958	11,915		45	186	195	202	213	11,074
Archstone Seal Beach	3.12%	Nov-2015	—	86,167	(7)	—	—	86,167	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	—	167,595	(7)	—	—	167,595	—	—	—
Mountain View at Middlefield	3.12%	Nov-2015	—	72,374	(7)	—	—	72,374	—	—	—
Tunlaw Gardens	3.12%	Nov-2015	—	28,844	(7)	—	—	28,844	—	—	—
Archstone Glover Park	3.12%	Nov-2015	—	23,858	(7)	—	—	23,858	—	—	—
Oakwood Philadelphia	3.12%	Nov-2015	—	10,427	(7)	—	—	10,427	—	—	—
Oakwood Arlington	3.12%	Nov-2015	—	42,703	(7)	—	—	42,703	—	—	—
Archstone Quincy	3.12%	Nov-2015	—	37,212	(7)	—	—	37,212	—	—	—
Archstone Thousand Oaks Plaza	3.12%	Nov-2015	—	28,742	(7)	—	—	28,742	—	—	—
Archstone La Jolla Colony	3.36%	Nov-2017	—	27,176	(7)	—	—	—	—	27,176	—
Archstone Old Town Pasadena	3.36%	Nov-2017	—	15,669	(7)	—	—	—	—	15,669	—
Archstone Thousand Oaks	3.36%	Nov-2017	—	27,411	(7)	—	—	—	—	27,411	—
Archstone Walnut Ridge	3.36%	Nov-2017	—	20,754	(7)	—	—	—	—	20,754	—
Archstone Los Feliz	3.36%	Nov-2017	—	43,258	(7)	—	—	—	—	43,258	—
Archstone Oak Creek	3.36%	Nov-2017	—	85,288	(7)	—	—	—	—	85,288	—
Archstone Del Mar Station	3.36%	Nov-2017	—	76,471	(7)	—	—	—	—	76,471	—
Archstone Courthouse Place	3.36%	Nov-2017	—	140,332	(7)	—	—	—	—	140,332	—
Archstone Pasadena	3.36%	Nov-2017	—	28,079	(7)	—	—	—	—	28,079	—
Archstone West Valley	3.36%	Nov-2017	—	83,087	(7)	—	—	—	—	83,087	—
Archstone Woodland Hills	3.36%	Nov-2017	—	104,694	(7)	—	—	—	—	104,694	—
Archstone Russett	3.36%	Nov-2017	—	39,972	(7)	—	—	—	—	39,972	—
Archstone First + M	4.97%	May-2053	—	128,826	(7)	224	901	954	987	1,067	124,693
Archstone San Bruno II	3.85%	Apr-2021	—	31,503	(7)	105	430	454	475	506	29,533
Archstone Meadowbrook Crossing	4.81%	Nov-2036	—	21,620	(7)	270	1,095	1,155	1,315	1,275	16,510
Archstone Lexington	3.32%	Mar-2016	—	16,842	(7)	62	255	270	16,255	—	—
Avalon Andover	3.30%	Apr-2018	—	14,898		76	309	319	328	339	13,527
Archstone San Bruno III	4.92%	May-2020	—	56,210		—	—	561	1,147	1,188	53,314
			3,295,486	4,817,675		3,861	165,820	918,353	281,674	958,528	2,489,439

Variable rate (2) (4) (5)
Avalon Walnut Creek	1.73%	Mar-2046	9,000	8,500	(9)	—	—	—	—	—	8,500
Archstone Calabasas	2.49%	Aug-2018	—	57,314	(7)(3)	245	1,020	1,084	1,152	1,225	52,588
			9,000	65,814		245	1,020	1,084	1,152	1,225	61,088

Total indebtedness-excluding unsecured credit facility			$3,854,068	$5,972,282		$4,395	$168,056	$920,733	$284,206	$979,524	$3,615,368

(1)                                 Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)                                 Variable rates are given as of September 30, 2013.

(3)                                 Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)                                 Balances outstanding represent total amounts due at maturity, and do not reflect $4,809 and $4,202 of debt discount associated with the unsecured notes, net as of September 30, 2013 and December 31, 2012, respectively, and $130,159 and $1,167 premium associated with secured notes as of September 30, 2013 and December 31, 2012, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

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

(9)                                 In July 2013 we remarketed the bonds converting them to variable rate through July 2018.

Future Financing and Capital Needs — Portfolio and Other Activity

As of September 30, 2013, we had 29 communities under construction, including one being constructed in a joint venture in which we own a 20% interest, for which a total estimated cost of approximately $1,169,726,000 remained to be invested.  We also had five wholly-owned communities under reconstruction, for which a total estimated cost of approximately $32,447,000 remained to be invested. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

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

Before planned construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing.  In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity.  In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

As of September 30, 2013, excluding our interest in the Residual JV discussed further below, we had investments in the following unconsolidated real estate entities with ownership interest percentages ranging from 15.2% to 31.3%.  We account for these investments in unconsolidated real estate entities under the equity method of accounting. Refer to Note 5, “Archstone Acquisition,” and Note 6, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. The following table excludes our interest in the Residual JV, discussed further below.

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund I
1. Avalon Sunset - Los Angeles, CA (4)		82	$21,017	$12,750	Fixed	5.41%	Mar 2014
2. The Springs - Corona, CA (5)		320	30,042	22,489	Fixed	6.06%	Oct 2014
3. Avalon Centerpoint - Baltimore, MD (6)		392	80,307	45,000	Fixed	5.74%	Dec 2014
4. Middlesex Crossing - Billerica, MA		252	38,655	24,100	Fixed	5.49%	Dec 2014
5. Avalon Crystal Hill - Ponoma, NY		168	38,888	24,500	Fixed	5.43%	Dec 2014
6. Avalon Rutherford Station - East Rutherford, NJ		108	36,849	18,841	Fixed	6.13%	Sep 2016
7. South Hills Apartments - West Covina, CA		85	24,907	11,762	Fixed	5.92%	Oct 2014
8. Weymouth Place - Weymouth, MA		211	25,499	13,455	Fixed	5.12%	Mar 2015
Total Fund I	15.2%	1,618	$296,164	$172,897		5.69%

Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	$34,053	$21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA		491	72,461	42,422	Fixed	5.26%	May 2017
3. The Apartments at Briarwood - Owings Mills, MD		348	45,644	26,850	Fixed	3.64%	Nov 2017
4. Eaves Gaithersburg - Gaithersburg, MD (7)		684	102,349	63,200	Fixed	5.42%	Jan 2018
5. Eaves Tustin - Tustin, CA		628	100,501	59,100	Fixed	3.81%	Oct 2017
6. Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
7. Eaves Plainsboro - Plainsboro, NJ (7)		776	90,989	52,417	Fixed	4.56%	Nov 2014
8. Eaves Carlsbad - Carlsbad, CA		448	79,797	46,141	Fixed	4.68%	Feb 2018
9. Eaves Rockville - Rockville, MD		210	51,535	31,020	Fixed	4.26%	Aug 2019
10. Captain Parker Arms - Lexington, MA		94	22,026	13,500	Fixed	3.90%	Sep 2019
11. Eaves Rancho San Diego - San Diego, CA		676	126,230	71,794	Fixed	3.45%	Nov 2018
12. Avalon Watchung - Watchung, NJ		334	65,872	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	5,049	$818,923	$468,909		4.34%

Archstone U.S. Fund
1. Archstone Sunnyvale (Parkside) - Sunnyvale, CA		192	$66,833	$36,149	Fixed	5.44%	Nov 2019
2. Archstone Studio 4041 - Studio City, CA		149	56,564	30,150	Fixed	3.34%	Nov 2022
3. Marina Bay - Marina del Rey, CA (8)		205	63,750	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	57,199	31,901	Fixed	3.31%	Jun 2020
5. Archstone Boca Town Center - Boca Raton, FL (9)		252	45,207	25,000	Fixed	3.71%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	94,673	60,000	Fixed	3.73%	Sep 2022
7. Archstone Grosvenor Tower - Bethesda, MD		236	76,539	46,500	Fixed	3.74%	Sep 2022
8. Archstone Kips Bay - New York, NY		209	133,530	70,000	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		130	49,311	30,615	Fixed	3.75%	Feb 2019
Total Archstone U.S. Fund	28.6%	1,728	$643,606	$330,315		3.95%

AC JV (10)
1. Archstone North Point - Cambridge, MA (11)		426	$186,377	$111,653	Fixed	6.00%	July 2021
2. Archstone Woodland Park - Herndon, VA (11)		392	84,718	50,647	Fixed	6.00%	July 2021
Total Archstone AC JV	20.0%	818	$271,095	$162,300		6.00%

Other Operating Joint Ventures
1. Avalon Chrystie Place I - New York, NY (12)	20.0%	361	$138,386	$117,000	Variable	0.64%	Nov 2036
2. Avalon at Mission Bay North II - San Francisco, CA (12)	25.0%	313	124,337	105,000	Fixed	6.02%	Dec 2015
3. Archstone Brandywine - Washington, DC	28.7%	305	17,290	24,960	Fixed	4.30%	Jun 2028
Total Other Joint Ventures		979	$280,013	$246,960		3.30%

Total Unconsolidated Investments		10,192	$2,309,801	$1,381,381		4.42%

(1)                   Represents total capitalized cost as of September 30, 2013.

(2)                   We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)                   Represents weighted average rate on outstanding debt as of September 30, 2013.

(4)                   Fund I sold Avalon Sunset in October 2013 for $25,800,000.

(5)                   Beginning in the third quarter of 2010, we consolidated the net assets and results of operations of The Springs.

(6)                   Borrowing on this community is comprised of three mortgage loans.

(7)                   Borrowing on this community is comprised of two mortgage loans.

(8)                   This community is currently under redevelopment for which the venture is expecting to invest $32.9 million. Currently approximately one half of the apartment homes are not in service due to the redevelopment.  This community is owned through a leasehold interest.

(9)                   The debt secured by this community is a variable rate note converted to an effective fixed rate borrowing with an interest rate swap.

(10)            As discussed in this Form 10-Q, the venture commenced the construction of a third operating community in Cambridge, MA that, when completed, is expected to contain 103 apartments homes for a total capitalized cost of $28,000,000.

(11)            Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(12)            After the venture makes certain threshold distributions to the third-party partner, we will generally receive 50% of all further distributions.

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

•                  Subsidiaries of Fund I have 10 loans secured by individual assets with amounts outstanding in the aggregate of $172,897,000, including $22,489,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from March 2014 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of September 30, 2013). As of September 30, 2013, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2013.

•                  As of September 30, 2013, subsidiaries of Fund II have 13 loans secured by individual assets with amounts outstanding in the aggregate of $468,909,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of September 30, 2013).  As of September 30, 2013, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2013.

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

•                  CVP I, LLC, the entity that owns Avalon Chrystie Place I, has outstanding tax-exempt, variable rate bonds maturating in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have not guaranteed the debt of CVP I, LLC, nor do we have any obligation to fund this debt should CVP I, LLC be unable to do so.

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

In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

•                  Archstone Multifamily Partners AC LP (the “Archstone U.S. Fund”) — The Archstone U.S. Fund was formed in July 2011 and is fully invested.  As of September 30, 2013, the Archstone U.S. Fund owns nine communities containing 1,728 apartment homes, one of which includes a marina containing 229 boat slips.  Through subsidiaries we own the general partner of the fund and hold a 28.6% interest in the fund.

Subsidiaries of the Archstone U.S. Fund have eight loans secured by individual assets with amounts outstanding in the aggregate of $330,315,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the Archstone U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the Archstone U.S. Fund, nor do we have any obligation to fund this debt should the Archstone U.S. Fund be unable to do so.

•                  Archstone Multifamily Partners AC JV LP (“the AC JV”) is a joint venture in which we assumed Archstone’s 20% ownership interest. The AC JV was formed in 2011 and as of September 30, 2013 owned two apartment communities containing 818 apartment homes in Cambridge, MA and Herndon, VA.  The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the two existing assets, generally one mile or less. During the three months ended September 30, 2013, the Company provided the AC JV with the opportunity to acquire a parcel of land owned by the Company as required in the right of first offer provisions for the joint venture.  The AC JV exercised its right to acquire the land parcel for development and commenced construction of an additional apartment community located in Cambridge, MA, which is expected to contain 103 apartment homes and be completed for a total capitalized cost of $28,000,000. The Company sold the parcel of land to the AC JV in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. The Company owns one additional land parcel for the development of 301 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition that is subject to ROFO restrictions. The ROFO restriction expires in 2019.

As of September 30, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) — Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture.  In conjunction with the Archstone Acquisition, we assumed a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of September 30, 2013, hold a 28.7% equity interest in the venture.

Brandywine has an outstanding $24,960,000 fixed rate mortgage loan that is payable by the venture.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations, including the net indebtedness assumed as part of the Archstone Acquisition as disclosed in our Form 10-Q filed on May 10, 2013, and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2013, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2013, we had 29 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 8,692 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,711,000,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Total capitalized
		apartment	cost (1)	Construction	Initial	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)

1.	Avalon Somerset	384	$77.5	Q4 2011	Q3 2012	Q4 2013	Q2 2014
	Somerset, NJ
2.	Archstone Toscano	474	90.2	Q2 2011	Q1 2013	Q1 2014	Q3 2014
	Houston, TX
3.	Avalon Natick	407	81.8	Q4 2011	Q1 2013	Q4 2013	Q2 2014
	Natick, MA
4.	Avalon East Norwalk	240	46.3	Q2 2012	Q2 2013	Q4 2013	Q3 2014
	Norwalk, CT
5.	Avalon Bloomingdale	174	32.2	Q3 2012	Q3 2013	Q1 2014	Q3 2014
	Bloomingdale, NJ
6.	Eaves West Valley II (4)	84	19.4	Q4 2012	Q3 2013	Q1 2014	Q3 2014
	San Jose, CA
7.	AVA University District	283	75.7	Q2 2012	Q3 2013	Q3 2014	Q1 2015
	Seattle, WA
8.	Avalon Mosaic	531	120.9	Q1 2012	Q3 2013	Q3 2014	Q1 2015
	Tysons Corner, VA
9.	Avalon/AVA Assembly Row	445	113.5	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Somerville, MA
10.	Avalon West Chelsea/AVA High Line	710	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
11.	Avalon Exeter	187	120.0	Q2 2011	Q1 2014	Q2 2014	Q4 2014
	Boston, MA
12.	Avalon Dublin Station II	253	76.0	Q2 2012	Q4 2013	Q2 2014	Q4 2014
	Dublin, CA
13.	Avalon Arlington North (4)	228	87.2	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Arlington, VA
14.	Avalon Morrison Park	250	79.7	Q3 2012	Q4 2013	Q3 2014	Q1 2015
	San Jose, CA
15.	Archstone Memorial Heights Phase I	318	54.9	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	Houston, TX
16.	AVA 55 Ninth	273	123.3	Q3 2012	Q2 2014	Q4 2014	Q2 2015
	San Francisco, CA
17.	Avalon Berkeley (4)	94	30.2	Q3 2012	Q2 2014	Q3 2014	Q4 2014
	Berkeley, CA
18.	Avalon Ossining	168	37.4	Q4 2012	Q2 2014	Q3 2014	Q1 2015
	Ossining, NY
19.	AVA Little Tokyo	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
	Los Angeles, CA
20.	Avalon Wharton	248	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
	Wharton, NJ
21.	Avalon Huntington Station	303	83.3	Q1 2013	Q2 2014	Q1 2015	Q3 2015
	Huntington Station, NY
22.	AVA Stuart Street	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
	Boston, MA
23.	Avalon Canton	196	40.9	Q2 2013	Q2 2014	Q4 2014	Q2 2015
	Canton, MA
24.	Avalon Alderwood I	367	69.2	Q2 2013	Q3 2014	Q2 2015	Q4 2015
	Lynnwood, WA
25.	Avalon San Dimas	156	41.4	Q2 2013	Q4 2014	Q1 2015	Q3 2015
	San Dimas, CA
26.	Maple Leaf (5)	103	28.0	Q3 2013	Q3 2014	Q4 2014	Q1 2015
	Cambridge, MA
27.	Avalon at Stratford	130	29.7	Q3 2013	Q3 2014	Q4 2014	Q2 2015
	Stratford, CT
28.	Avalon Hayes Valley	182	90.2	Q3 2013	Q1 2015	Q2 2015	Q4 2015
	San Francisco, CA
29.	Avalon Willoughby Square/AVA DoBro	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
	Brooklyn, NY
	Total	8,692	$2,711.0

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

(4)           Eaves West Valley II, Avalon North Arlington, and Avalon Berkeley were formerly Archstone branded developments.

(5)           The Company has a 20% ownership interest in this community through the AC JV LP.

The Company anticipates commencing the construction of five apartment communities during the balance of 2013, which, if completed as expected, will contain 1,515 apartment homes and be constructed for a total capitalized cost of $426,300,000.

Redevelopment Communities

As of September 30, 2013, there were five communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $58,700,000 excluding costs prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider percentage than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or increasing operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2013.  You should carefully review Item 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of	Total capitalized		Estimated	Estimated
		apartment	cost (1)	Reconstruction	reconstruction	restabilized
		homes	($ millions)	Start	completion	operations (2)

1.	AVA Burbank	748	$19.3	Q4 2012	Q4 2014	Q1 2015
	Burbank, CA
2.	Avalon Campbell	348	12.4	Q4 2012	Q2 2014	Q3 2014
	Campbell, CA
3.	Eaves Stamford	238	9.5	Q1 2013	Q1 2014	Q3 2014
	Stamford, CT
4.	AVA Pasadena	84	5.6	Q2 2013	Q3 2014	Q1 2015
	Pasadena, CA
5.	Eaves Downtown Mountain View	294	11.9	Q3 2013	Q4 2014	Q2 2015
	Mountain View, CA
	Total (3) (4)	1,712	$58.7

(1)           Total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)           Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)           The Company commenced the redevelopment of AVA Back Bay in Boston, MA during the first quarter of 2013 for an estimated total capitalized cost of $16.9 million. The redevelopment of this community is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(4)           The Company assumed responsibility for the redevelopment of Marina Bay, comprised of 205 apartment homes and 229 boat slips, in conjunction with the Archstone Acquisition. Marina Bay, located in Marina del Rey, CA is owned by the Archstone U.S. Fund, in which the Company holds a 28.6% interest, and is being redeveloped for an estimated total capitalized cost of $32.9 million. All capital necessary for the redevelopment of Marina Bay was contributed to the venture prior to the Company acquiring an interest in the venture.

Development Rights

At September 30, 2013, we had $282,285,000 in acquisition and related capitalized costs for land parcels we own for development, and $33,799,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 45 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2013 includes $237,927,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 13,089 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 31 of the Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 14 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

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

You should carefully review Section 1a., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of these Development Rights:

			Total
		Estimated	capitalized
	Number	number	cost
Market	of rights	of homes	($ millions) (1)

Boston, MA	6	2,033	$635

Fairfield-New Haven, CT	1	160	38

New York Suburban	4	864	276

New Jersey	12	3,127	715

Baltimore, MD	1	343	75

Washington, DC Metro	7	2,370	633

Seattle, WA	5	1,635	429

Oakland-East Bay, CA	2	486	173

San Francisco, CA	1	330	163

Orange County, CA	3	970	298

Los Angeles, CA	2	550	226

San Diego, CA	1	221	55

Total	45	13,089	$3,716

(1)           Total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions

During the third quarter of 2013, we acquired land parcels related to the development of three apartment communities for an aggregate purchase price of $48,780,000. We have started or expect to commence construction on these land parcels in the next 12 months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $26,274,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults.  Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault.  We cannot assure you that an earthquake would not cause damage or losses greater than insured levels.  We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $150,000,000 of coverage.  Earthquake coverage outside of California and Washington is subject to a $175,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,500,000.

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a., “Risk Factors,” in this report, for a discussion of risks associated with forward-looking statements.

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

•      we may be unsuccessful in our management of Fund I, Fund II, the Archstone U.S. Fund, the AC JV or the REIT vehicles that are used with each respective fund; and

•      we may be unsuccessful in managing changes in our portfolio composition, including operating outside of our core markets as a result of the Archstone Acquisition.

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

In conjunction with the Archstone Acquisition, we assumed approximately $2,034,482,000 secured fixed and floating rate indebtedness, which impacted the Company’s overall exposure to interest rate risk. We had $1,011,609,000 and $476,935,000 in variable rate debt outstanding, with no amounts outstanding under our Credit Facility, as of September 30, 2013 and December 31, 2012, respectively. In May 2013, a $215,000,000 forward interest rate protection agreement matured, resulting in a payment to the counterparty of $51,000,000, the fair value at time of settlement.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate carrying value of $5,972,282,000 at September 30, 2013 had an estimated aggregate fair value of $6,018,766,000 at September 30, 2013. Contractual fixed rate debt represented $5,258,708,000 of the fair value at September 30, 2013. If interest rates had been 100 basis points higher as of September 30, 2013, the fair value of this fixed rate debt would have decreased by approximately $345,546,000.

Item 4.                   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1a.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, “Item 1a. Risk Factors.”  The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.  Except as noted under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Federal Income Tax Changes and Updates for the Archstone Acquisition” in our Form 10-Q filed on August 2, 2013, there have been no material changes to our risk factors since December 31, 2012.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1- July 31, 2013	130	$140.45	—	200,000
August 1- August 30, 2013	398	$123.90	—	200,000
September 1- September 30, 2013	—	—	—	200,000

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: November 5, 2013	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)