Form 10-K
period 2013-12-31
AVALONBAY COMMUNITIES INC
filed 2014-03-03
CIK 915912

Use these links to rapidly review the document

PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 1-12672

AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	77-0404318 (I.R.S. Employer Identification No.)
Ballston Tower 671 N. Glebe Rd, Suite 800 Arlington, Virginia 22203 (Address of principal executive office)
(703) 329-6300 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller repobrting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

         The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 28, 2013 was $17,455,382,529.

         The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2014 was 129,417,333.

Documents Incorporated by Reference

         Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2014 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

        AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. We engage in the development, redevelopment, acquisition, ownership and operation of multifamily communities located primarily in high barrier to entry markets of the United States. These barriers to entry generally include a difficult and lengthy entitlement process with local jurisdictions and dense urban or suburban areas where zoned and entitled land is in limited supply. Our primary markets are located in New England, the New York/New Jersey Metro area, the Mid-Atlantic, the Pacific Northwest, and the Northern and Southern California regions of the United States. We focus on these markets because we believe that, over the long-term, a limited new supply of apartment homes and lower housing affordability in these markets will result in higher growth in cash flows relative to other markets.

        At January 31, 2014, we owned or held a direct or indirect ownership interest in:

  •
  244 operating apartment communities containing 72,811 apartment homes in twelve states and the District of Columbia, of which 214 communities containing 63,514 apartment homes were consolidated for financial reporting purposes, three communities containing 979 apartment homes were held by joint ventures in which we hold an ownership interest, and 27 communities containing 8,318 apartment homes were owned by the Funds (as defined below). Three of the consolidated communities containing 1,126 apartment homes were under redevelopment, as discussed below;

  •
  29 wholly-owned communities under construction that are expected to contain an aggregate of 8,708 apartment homes when completed, including one community in which we had an indirect interest expected to contain 103 apartment homes; and

  •
  rights to develop an additional 46 communities that, if developed in the manner expected, will contain an estimated 12,986 apartment homes; and

  •
  an indirect interest in a joint venture formed with Equity Residential (as defined in this Form 10-K) which owns direct and indirect interests in assets acquired as part of the Archstone Acquisition, including a direct interest in apartment communities in Germany, an indirect interest in a joint venture which owns six apartment communities with 1,902 apartment homes in the United States, and two land parcels.

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

Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that were not owned or had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful, as well as communities that are planned for disposition during the current year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 9, "Segment Reporting," of the Consolidated Financial Statements set forth in Item 8 of this report.

        Our principal financial goal is to increase long-term stockholder value through the development, redevelopment, acquisition, operation, and when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire an interest in apartment communities in high barrier to entry markets with growing or high potential for demand and high for-sale housing costs, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. Our strategy is to be leaders in multifamily market research, consumer insight and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing U.S. submarkets. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

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

        During the three years ended December 31, 2013, excluding activity for the Funds (as defined below), we acquired 59 apartment communities, of which 54 were acquired as part of the Archstone Acquisition (as defined in this Form 10-K). In addition, in conjunction with the Archstone Acquisition, excluding investments in joint ventures formed with Equity Residential, we acquired interests in three unconsolidated joint ventures, as discussed below, which own an aggregate of 12 apartment communities. During the three years ended December 31, 2013, we disposed of 15 apartment communities, four of which were acquired in the Archstone Acquisition, and completed the development of 26 apartment communities and the redevelopment of 24 apartment communities. During 2012 we also purchased our joint venture partner's interest in one operating community, obtaining a 100% ownership interest in that apartment community. In addition, in 2011 we exchanged a portfolio of three communities and a parcel of land we owned for a portfolio of six communities and $26,000,000 in cash. In addition, we sold one community in 2014 through the date this Form 10-K was filed.

        In March 2005, we formed AvalonBay Value Added Fund, L.P. ("Fund I"), a private, discretionary real estate investment vehicle, which we manage and in which we own a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in March 2008, Fund I acquired 20 communities. During the three years ended December 31, 2013, we realized our pro rata share of the gain from the sale of 16 communities owned by Fund I.

        In September 2008, we formed AvalonBay Value Added Fund II, L.P. ("Fund II"), a second institutional discretionary real estate investment fund which we manage and in which we own a 31.3% interest. In 2012, Fund II acquired its final operating community, which was an active acquisition candidate as of August 2011, the end of the investment period for Fund II. From the commencement of Fund II through the close of the investment period, Fund II acquired 13 operating communities. During the three years ended December 31, 2013, we realized our pro rata share of the gain from the sale of one community owned by Fund II.

        In conjunction with the Archstone Acquisition, excluding joint ventures formed with Equity Residential, we acquired interests in three additional joint ventures, Brandywine Apartments of Maryland, LLC ("Brandywine"), Archstone Multifamily Partners AC LP (the "U.S. Fund") and Multifamily Partners AC JV LP (the "AC JV").

        Brandywine owns a 305 apartment home community located in Washington, DC, which is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, we acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2013, hold a 28.7% equity interest in the venture.

        The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund owns nine communities containing 1,726 apartment homes, one of which includes a marina containing 229 boat slips. Through subsidiaries, we acquired and own the general partner of the fund and hold a 28.6% interest in the fund.

        The AC JV is a joint venture in which we acquired Archstone's 20% ownership interest. The AC JV was formed in 2011 and owns two operating apartment communities containing 818 apartment homes in Cambridge, MA and Herndon, VA, and one development community which, if completed as expected, will contain 103 apartment homes in Cambridge, MA. The AC JV partnership agreement contains provisions that require us to provide a right of first offer ("ROFO") to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. We own one land parcel for the development of 301 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition that is subject to the ROFO restrictions. The ROFO restriction expires in 2019.

        A more detailed description of Fund I, Fund II, the U.S. Fund and the AC JV (collectively, the "Funds"), Brandywine and the related investment activity can be found in the discussion in Note 6, "Investments in Real Estate Entities," of the Consolidated Financial Statements in Item 8 of this report and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Including sales by unconsolidated entities and entities in which we held a residual profits interest, during 2013 we sold 16 operating communities and recognized a gain in accordance with U.S. generally accepted accounting principles ("GAAP") of $292,684,000.

        A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.

        Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in high barrier to entry markets of the United States, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

  •
  Boston, Massachusetts;

  •
  Long Island, New York;

  •
  Los Angeles, California;

  •
  New York, New York;

  •
  Newport Beach, California;

  •
  San Francisco, California;

  •
  San Jose, California;

  •
  Seattle, Washington;

  •
  Fairfield, Connecticut;

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

        We generally act as our own general contractor and construction manager, except for certain mid-rise and high-rise apartment communities and certain development communities acquired as part of the Archstone Acquisition, where we may elect to use third-party general contractors as construction managers. We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

        During periods where competition for development land is more intense, we may acquire improved land with existing commercial uses and rezone the site for multifamily residential use. During the period that we hold these buildings for future development, any rent received in excess of expenses from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. Any expenses relating to these operations, in excess of any rents received, are accounted for as a reduction in net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor retail space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.

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

        We acquired 16 assets in the Archstone Acquisition for which outstanding third parties retained an indirect interest with associated tax protection rights which may be triggered if we sell the assets or repay secured financing thereon; if triggered upon a sale of all 16 assets, the associated tax protection payments are estimated to be approximately $44 million at December 31, 2013.

        Acquisition Strategy.    Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. Portfolio growth also allows for fixed general and administrative costs to be a smaller percentage of overall community Net Operating Income ("NOI"). We are not presently pursuing the formation of a new discretionary real estate investment fund, preferring at this time to maintain flexibility in shaping our portfolio of wholly-owned assets through acquisitions and dispositions.

        Property Management Strategy.    We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize revenue include:

  •
  focusing on resident satisfaction;

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

        On-site property management teams receive bonuses based largely upon the NOI produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

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

        Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2013, we had a total of 659,847 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2013 was $15,946,000 (1.1% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail component of a mixed-use building that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

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

Archstone Acquisition

        On February 27, 2013, pursuant to an asset purchase agreement (the "Purchase Agreement") dated November 26, 2012, by and among the Company, Equity Residential and its operating partnership, ERP Operating Limited Partnership (together, "Equity Residential"), Lehman Brothers Holdings, Inc. ("Lehman," which term is sometimes used in this report to refer to Lehman Brothers Holdings, Inc., and/or its relevant subsidiary or subsidiaries), and Archstone Enterprise LP ("Archstone," which has since changed its name to Jupiter Enterprise LP), we, together with Equity Residential, acquired, directly or indirectly, all of Archstone's assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone's liabilities, both known and unknown, with certain limited exceptions. Under the terms of the Purchase Agreement, we acquired approximately 40% of Archstone's assets and liabilities and Equity Residential acquired approximately 60% of Archstone's assets and liabilities (the "Archstone Acquisition").

        We acquired the following as part of the Archstone Acquisition:

  •
  54 operating apartment communities that were consolidated for financial reporting purposes, containing 18,423 apartment homes, of which four communities containing 1,368 apartment homes were subsequently disposed of during 2013;

  •
  six communities that were under construction and/or in lease-up, of which two have been completed with 553 homes and the other four of which are expected to be completed during 2014 and contain 1,114 apartment homes;

  •
  six parcels of land, one of which we sold to the AC JV, which is currently being developed;

  •
  options to acquire two additional parcels of land, of which one was acquired in 2013 and will begin construction in 2014;

  •
  interests in unconsolidated joint ventures in which we are the general partner or managing member, which joint ventures own 11 apartment communities containing 2,544 apartment homes, and an interest in an unconsolidated joint venture in which we are a limited partner, which joint venture owns one apartment community containing 305 apartment homes, as further discussed below; and

  •
  a 40% ownership interest in unconsolidated joint venture arrangements with Equity Residential which will hold assets and liabilities that we and Equity Residential will jointly manage, and that we and Equity Residential intend to sell to or resolve with third parties, and/or subsequently transfer to Equity Residential or to us.

        The Company provided the following consideration for the Archstone Acquisition:

  •
  the issuance of 14,889,706 shares of the Company's common stock, valued at $1,875,210,000 as of the market's close on the closing date, February 27, 2013;

  •
  cash payment of approximately $760,000,000;

  •
  the assumption of consolidated indebtedness with a fair value of approximately $3,732,980,000, as of February 27, 2013, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeds the principal face value, $70,479,000 of which excess related to debt the Company repaid concurrent with the Archstone Acquisition;

  •
  the acquisition with Equity Residential of interests in entities that have preferred units outstanding, some of which may be presented for redemption from time to time. The Company's 40% share of the fair value of the collective obligations, including accrued dividends on these outstanding Archstone preferred units as of February 27, 2013, was approximately $67,500,000; and

  •
  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company shares 40% of the responsibility for these liabilities.

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

Competition

        We face competition from other real estate investors, including insurance companies, pension and investment funds, partnerships and investment companies and other REITs, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

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

        We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2014, we had 2,900 employees.

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

        We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as "tax-exempt bonds" and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2013, approximately 6% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.

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

        There are two major debt rating agencies that routinely evaluate and rate our debt. Their ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality amount of real estate under development, and sustainability of cash flow and earnings, among other factors. If market conditions change, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity, and access to capital markets.

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

        Instead of acquiring or developing apartment communities directly, at times we invest as a partner or a co-venturer. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals that are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement, that could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.

Risks associated with an investment in and management of discretionary real estate investment funds.

        We formed Fund I and Fund II, in which we have an equity interest of 15.2% and 31.3%, and as part of the Archstone Acquisition we acquired equity interests in the U.S. Fund and the AC JV of 28.6% and 20.0%, respectively, which, through wholly-owned subsidiaries, we manage as the general partner and managing member and in which at December 31, 2013 we have an aggregate equity investment, excluding costs incurred in excess of our equity in the underlying net assets of each respective fund, of approximately $270,178,000, net of distributions to us and excluding our purchase of a mortgage note secured by a Fund I community. The investment periods for Fund I, Fund II and the U.S. Fund are over. These Funds present risks, including the following:

  •
  our subsidiaries that are the general partners of the Funds are generally liable, under partnership law, for the debts and obligations of the respective Funds, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Funds;

  •
  investors in the Funds holding a majority of the partnership interests may remove us as the general partner without cause, subject to our right to receive compensation for an additional period of management fees after such removal and our right to acquire one of the properties then held by the Funds;

  •
  while we have broad discretion to manage the Funds and make investment decisions on behalf of the Funds, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Funds to implement certain decisions that we consider beneficial; and

  •
  we may be liable and/or our status as a REIT may be jeopardized if either the Funds, or the REIT entities associated with the Funds and/or the U.S. Fund and/or AC JV, fail to comply with various tax or other regulatory matters.

The governance provisions of our joint ventures with Equity Residential could adversely affect our flexibility in dealing with such joint venture assets and liabilities.

        In connection with the Archstone Acquisition, we created joint ventures with Equity Residential that manage certain of the acquired assets and liabilities. These structures involve participation in the ventures by Equity Residential whose interests and rights may not be the same as ours. Joint ownership of an investment in real estate involves risks not associated with direct ownership of real estate, including the risk that Equity Residential may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint ventures or the timing of the termination and liquidation of the joint ventures. Under the form for the joint venture arrangements, neither we nor Equity Residential expect to individually have the sole power to control the ventures, and an impasse could occur, which would adversely affect the applicable joint venture and decrease potential returns to us and our investors.

We rely on information technology in our operations, and any breach, interruption or security failure of that technology could have a negative impact on our business, operations and/or financial condition.

        Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks.

        We collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing and property management activities, and we collect and hold personally identifiable information of our associates in connection with their employment. In addition, we engage third party service providers that may have access to such personally identifiable information in connection with providing necessary information technology and security and other business services to us.

        We address potential breaches or disclosure of this confidential personally identifiable information by engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, including testing and verification of their proper and secure operations on a periodic basis. We also maintain cyber risk insurance to cover certain risks arising out of data and network breaches.

        However, a failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could result in a wide range of potentially serious harm to our business operations and financial prospects, including (among others) disruption of our business and operations, disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities.

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

        Particularly in New England and the Metro New York/New Jersey area, we are exposed to risks associated with inclement weather, including increased costs related to winter weather, such as costs for the removal of snow and ice, repair of water and wind damage from storms, as well as from delays in construction. In addition, inclement weather could increase the need for maintenance and repair of our communities.

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

        To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Securities Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but is not required to do so even if such waiver would not affect our qualification as a REIT. Our Board of Directors waived this ownership limit with respect to the common stock issued to Lehman in connection with the Archstone Acquisition. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock.

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

ITEM 1b.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    COMMUNITIES

        Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development ("Development Communities") and Development Rights (as defined below). Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities, and exclude communities in which we obtained an indirect interest through joint ventures we formed with Equity Residential as part of the Archstone Acquisition. While we generally establish the classification of communities on an annual basis, we may update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year. The following is a description of each category:

        Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

  •
  Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year ended December 31, 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2012, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

  •
  Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels, and future rental rates.

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

        As of December 31, 2013, communities that we owned or held a direct or indirect interest in were classified as follows.

	Number of communities	Number of apartment homes
Current Communities
Established Communities:
New England	29	7,222
Metro NY/NJ	25	8,416
Mid-Atlantic	11	4,443
Pacific Northwest	10	2,387
Northern California	18	5,224
Southern California	22	5,827

Total Established	115	33,519

Other Stabilized Communities:
New England	17	3,749
Metro NY/NJ	19	5,876
Mid-Atlantic	25	8,206
Pacific Northwest	5	1,142
Northern California	17	5,502
Southern California	33	10,562
Non-Core	3	1,030

Total Other Stabilized	119	36,067

Lease-Up Communities	7	2,099
Redevelopment Communities	3	1,126

Total Current Communities	244	72,811

Development Communities	29	8,708

Development Rights	46	12,986

        Our holdings under each of the above categories are discussed on the following pages.

        We generally establish the composition of our Established Communities portfolio annually. For the years ended December 31, 2013, 2012 and 2011, there were 19, 11 and 14 communities added to the Established Communities portfolio, respectively, and 7, 17 and 7 communities removed, respectively. We anticipate updating the composition of our Established Communities portfolio as of both January 1, 2014 and April 1, 2014. The expected April 1, 2014 update is primarily to incorporate the stabilized apartment communities acquired in February 2013 as part of the Archstone acquisition, although we will also add previously existing assets that we owned that qualify for inclusion in our Established Communities portfolio as of April 1, 2014.

Current Communities

        Our Current Communities include garden-style apartment communities consisting of multi-story buildings in landscaped settings, as well as mid and high rise apartment communities in urban settings. As of January 31, 2014, our current communities consisted of 145 garden-style (of which 16 are mixed communities and/or include town homes), 22 high-rise and 77 mid-rise apartment communities.

        Our communities generally offer a variety of quality amenities and features, which may include:

  •
  fully-equipped kitchens;

  •
  lofts and vaulted ceilings;

  •
  walk-in closets;

  •
  fireplaces;

  •
  patios/decks; and

  •
  modern appliances.

        Other features at various communities may include:

  •
  swimming pools;

  •
  fitness centers;

  •
  tennis courts; and

  •
  wi-fi lounges.

        As described in Item 1, we operate under three core brands Avalon, AVA, and Eaves by Avalon. Our core "Avalon" brand focuses on upscale apartment living and high end amenities and services. "AVA" targets customers in high energy, transit-served urban neighborhoods and generally feature smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. "Eaves by Avalon" is targeted to the cost conscious, "value" segment in suburban areas. We believe that these brands allow us to further penetrate our existing markets by targeting our market by consumer preference and attitude as well as by location and price.

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

        Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1-31-13	1-31-14	1-31-13	1-31-14	1-31-13	1-31-14
New England	42	49	9,652	11,868	18.4%	16.3%
Boston, MA	29	34	6,792	8,518	12.9%	11.7%
Fairfield County, CT	13	15	2,860	3,350	5.5%	4.6%
Metro NY/NJ	38	45	12,698	14,676	24.2%	20.2%
Long Island, NY	8	10	2,281	2,881	4.4%	4.0%
Northern New Jersey	7	9	2,048	2,414	3.9%	3.3%
Central New Jersey	8	9	3,258	3,642	6.2%	5.0%
New York, NY	6	10	2,196	3,581	4.2%	4.9%
New York Suburban	9	7	2,915	2,158	5.6%	3.0%
Mid-Atlantic	21	37	8,493	13,118	16.2%	18.0%
Washington Metro	21	37	8,493	13,118	16.2%	18.0%
Pacific Northwest	12	16	2,810	3,794	5.4%	5.2%
Seattle, WA	12	16	2,810	3,794	5.4%	5.2%
Northern California	28	37	8,338	11,104	15.9%	15.3%
Oakland-East Bay, CA	8	10	2,573	3,244	4.9%	4.5%
San Francisco, CA	11	14	2,535	3,207	4.8%	4.4%
San Jose, CA	9	13	3,230	4,653	6.2%	6.4%
Southern California	37	57	10,436	17,221	19.9%	23.7%
Los Angeles, CA	18	34	4,636	10,344	8.8%	14.2%
Orange County, CA	11	13	3,017	3,745	5.8%	5.1%
San Diego, CA	8	10	2,783	3,132	5.3%	4.3%
Non-Core	—	3	—	1,030	0.0%	1.4%

	178	244	52,427	72,811	100.0%	100.0%

        We manage and operate substantially all of our Current Communities. During the year ended December 31, 2013, we completed construction of 4,907 apartment homes in 12 communities, and sold 4,907 apartment homes in 16 communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.6 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 13.5 years.

        Of the Current Communities, as of January 31, 2014, we owned (directly or through wholly-owned subsidiaries):

  •
  a full fee simple, or absolute, ownership interest in 211 operating communities, 11 of which are on land subject to land leases expiring in October 2026, November 2028, May 2041, December 2061, September 2065, November 2067, April 2095, May 2105, September 2105, April 2106, and March 2142;

  •
  a general partnership interest and an indirect limited partnership interest in Fund I, Fund II, the U.S. Fund and the AC JV. Subsidiaries of Fund I own a fee simple interest in four operating communities, subsidiaries of Fund II own a fee simple interest in 12 operating communities, subsidiaries of the U.S. Fund own a fee simple interest in nine operating communities, and subsidiaries of the AC JV own a fee simple interest in two operating communities and one development community;

  •
  a general partnership interest in one partnership structured as a "DownREIT," as described more fully below, that owns one community; and

  •
  a membership interest in five limited liability companies, that each hold a fee simple interest in an operating community.

        For some communities, a land lease is used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. We have options to purchase the underlying land for certain of the land leases for which we have an absolute ownership interest that expire in October 2026, November 2028 and April 2095.

        We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 26 of the 29 Development Communities and a leasehold interest in three of the Development Communities with the land leases expiring in July 2046, December 2086, and November 2106. Two of the three land leases (those expiring in 2046 and 2086) provide options for the Company to purchase the land at some point during the lease term.

        In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2014, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13	Average economic occupancy			Average rental rate			Financial reporting cost(5)
	City and state	Number of homes					2013		2012	$ per Apt(4)	$ per Sq. Ft.
CURRENT COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	230,926	1994	1,166	92.9%	95.1%		96.1% (2)	2,152	1.76		23,805
Avalon Oaks	Wilmington, MA	204	229,752	1999	1,126	81.4%	95.9%		96.5%	1,451	1.24		22,675
Eaves Quincy	Quincy, MA	245	224,538	1986/1996	916	90.6%	96.5%		96.8%	1,605	1.69		25,478
Avalon Essex	Peabody, MA	154	198,478	2000	1,289	90.3%	96.3%		97.0%	1,846	1.38		23,175
Avalon Oaks West	Wilmington, MA	120	133,376	2002	1,111	95.0%	96.1%		96.3%	1,588	1.37		17,360
Avalon Orchards	Marlborough, MA	156	175,399	2002	1,124	94.9%	96.6%		97.1%	1,679	1.44		22,772
Avalon at Newton Highlands(11)	Newton, MA	294	341,717	2003	1,162	92.2%	96.2%		94.7%	2,501	2.07		59,899
Avalon at The Pinehills	Plymouth, MA	192	151,712	2004/2011	790	95.0%	97.0%		96.0%	1,966	2.41		37,413
Eaves Peabody	Peabody, MA	286	250,624	2004	876	91.3%	96.0%		96.3%	1,490	1.63		35,433
Avalon at Bedford Center	Bedford, MA	139	159,912	2005	1,150	96.4%	96.4%		95.5%	2,035	1.70		25,040
Avalon Chestnut Hill	Chestnut Hill, MA	204	270,956	2007	1,328	93.1%	96.6%		94.9%	2,827	2.06		61,760
Avalon Shrewsbury	Shrewsbury, MA	251	272,880	2007	1,087	90.8%	96.1%		95.8%	1,576	1.39		36,304
Avalon Danvers	Danvers, MA	433	492,345	2006	1,137	93.3%	96.8%		95.5%	1,691	1.44		84,639
Avalon at Lexington Hills	Lexington, MA	387	484,560	2007	1,252	93.5%	95.8%		96.0%	2,336	1.79		88,237
Avalon Acton	Acton, MA	380	375,119	2007	987	88.9%	96.7%		96.7%	1,581	1.55		63,185
Avalon Sharon	Sharon, MA	156	175,389	2007	1,124	92.3%	97.3%		96.4%	1,826	1.58		30,457
Avalon at Center Place(13)	Providence, RI	225	222,835	1991/1997	990	88.9%	96.1%		96.1% (2)	2,523	2.45		37,046
Avalon at Hingham Shipyard	Hingham, MA	235	290,790	2009	1,237	89.4%	95.3%		94.4%	2,425	1.87		53,940
Avalon Northborough	Northborough, MA	382	182,757	2009/2010	478	91.4%	94.5%		96.3%	1,784	3.52		60,614
Avalon Blue Hills	Randolph, MA	276	269,675	2009	977	96.4%	94.7%		96.2%	1,534	1.49		45,908
Avalon Cohasset	Cohasset, MA	220	293,272	2012	1,333	89.5%	94.2%		70.8% (3)	1,999	1.41		54,980
Avalon Andover	Andover, MA	115	132,918	2012	1,156	90.4%	94.4%		63.1% (3)	1,868	1.52		26,059
Eaves Burlington	Burlington, MA	203	198,193	1988/2012	976	92.1%	96.1%		96.1% (3)	1,576	1.55		40,321
Avalon at Prudential Center III	Boston, MA	271	246,935	1968/1998	911	87.8%	96.1	%(2)	95.2% (2)	3,311	3.49	(2)	75,447
Avalon at Prudential Center II	Boston, MA	266	243,315	1968/1998	915	88.7%	96.1	%(2)	95.2% (2)	3,357	3.53	(2)	62,085
Avalon at Prudential Center I	Boston, MA	243	242,410	1968/1998	998	94.7%	96.1	%(2)	94.9% (2)	3,452	3.33	(2)	56,613
Avalon Burlington	Boston, MA	312	315,575	2013	1,011	86.9%	96.1	%(3)	N/A	1,812	1.72	(3)	79,850
Avalon Bear Hill	Waltham, MA	324	391,394	1999/2013	1,208	93.5%	96.1	%(3)	N/A	2,570	2.04	(3)	129,044
Eaves North Quincy	Quincy, MA	224	157,908	1977/2013	705	94.6%	96.1	%(3)	N/A	1,747	2.38	(3)	53,572
Avalon Natick	Natick, MA	407	362,744	2011	891	95.1%	96.1	%(3)	N/A	2,992	3.23	(3)	79,124
Fairfield-New Haven, CT
Eaves Trumbull	Trumbull, CT	340	379,242	1997	1,115	91.2%	96.0%		96.0%	1,755	1.51		38,542
Eaves Stamford	Stamford, CT	238	222,165	1991	933	89.5%	96.1	%(2)	96.2%	2,063	2.12	(2)	41,315
Avalon Wilton I	Wilton, CT	102	158,259	1997	1,552	87.3%	95.5%		94.9% (2)	3,281	2.02		22,543
Avalon Valley	Danbury, CT	268	299,923	1999	1,119	92.2%	95.7%		96.1%	1,702	1.45		26,701
Avalon on Stamford Harbor	Stamford, CT	323	322,461	2003	998	90.7%	95.7%		95.5%	2,507	2.40		63,739
Avalon New Canaan(12)	New Canaan, CT	104	132,080	2002	1,270	94.2%	93.7%		94.5%	3,276	2.42		24,854
Avalon at Greyrock Place	Stamford, CT	306	315,380	2002	1,031	92.5%	95.5%		96.3%	2,300	2.13		72,267
Avalon Danbury	Danbury, CT	234	235,320	2005	1,006	92.7%	95.9%		96.1%	1,702	1.62		36,124
Avalon Darien	Darien, CT	189	242,675	2004	1,284	89.4%	95.8%		95.8%	2,855	2.13		42,995
Avalon Milford I	Milford, CT	246	217,077	2004	882	93.9%	96.0%		95.7%	1,595	1.74		32,022
Avalon Huntington	Shelton, CT	99	139,869	2008	1,413	91.9%	97.3%		96.0%	2,283	1.57		25,406
Avalon Norwalk	Norwalk, CT	311	310,629	2011	999	91.6%	96.7%		95.6%	2,079	2.01		74,254
Avalon Wilton II	Wilton, CT	100	128,716	2011	1,287	94.0%	95.6%		93.1%	2,408	1.79		30,376
Avalon Shelton	Shelton, CT	250	249,190	2013	997	88.8%	41.8	%(3)	N/A	3,789	1.59	(3)	48,185
Avalon East Norwalk	Norwalk, CT	240	223,698	2013	932	87.9%	32.8	%(3)	N/A	3,423	1.20	(3)	46,089

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13	Average economic occupancy			Average rental rate			Financial reporting cost(5)
	City and state	Number of homes					2013		2012	$ per Apt(4)	$ per Sq. Ft.
METRO NY/NJ
Long Island, NY
Avalon Commons	Smithtown, NY	312	377,240	1997	1,209	96.2%	96.6%		97.3%	2,389	1.91		38,625
Avalon Towers	Long Beach, NY	109	124,611	1990/1995	1,143	90.8%	95.7%		96.4%	3,543	2.96		21,705
Avalon Court	Melville, NY	494	596,874	1997/2000	1,208	94.3%	96.2%		96.2%	2,725	2.17		61,981
Avalon at Glen Cove(13)	Glen Cove, NY	256	261,425	2004	1,021	95.3%	96.9%		96.6%	2,582	2.45		68,833
Avalon Pines	Coram, NY	450	545,989	2005/2006	1,213	94.2%	96.8%		96.0%	2,130	1.70		71,982
Avalon at Glen Cove North(13)	Glen Cove, NY	111	100,754	2007	908	91.0%	96.5%		97.0%	2,494	2.65		40,080
Avalon Charles Pond	Coram, NY	200	208,532	2009	1,043	94.5%	96.6%		95.8%	1,898	1.76		48,383
Avalon Rockville Centre	Rockville Centre, NY	349	349,048	2012	1,000	91.7%	96.7%		81.2% (3)	2,884	2.79		110,834
Avalon Garden City	Garden City, NY	204	288,443	2012	1,414	93.6%	95.4	%(3)	28.8% (3)	3,541	2.39	(3)	67,483
Avalon Westbury	Westbury, NY	396	401,496	2006/2013	1,014	94.4%	96.6	%(3)	N/A (3)	2,631	2.51	(3)	119,210
Northern New Jersey
Avalon Cove	Jersey City, NJ	504	574,339	1997	1,140	92.9%	96.1%		96.0% (2)	3,246	2.74		111,502
Avalon at Edgewater	Edgewater, NJ	408	428,792	2002	1,051	91.7%	96.5%		96.7%	2,627	2.41		78,768
Avalon at Florham Park	Florham Park, NJ	270	330,410	2001	1,224	91.1%	96.7%		96.7%	2,853	2.25		43,460
Avalon Lyndhurst	Lyndhurst, NJ	328	330,408	2006	1,007	92.4%	96.2%		96.1%	2,224	2.12		79,022
Avalon North Bergen	North Bergen, NJ	164	146,170	2012	891	95.7%	97.0%		62.7% (3)	2,036	2.22		40,172
Avalon at Wesmont Station	Wood-Ridge, NJ	266	242,637	2012	912	93.2%	95.9%		48.4% (3)	1,997	2.10		57,459
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	146,799	2013	1,049	97.9%	65.8	%(3)	N/A	2,998	1.88	(3)	22,811
Avalon Hackensack(13)	Hackensack, NJ	226	228,184	2013	1,010	97.8%	49.3	%(3)	N/A	3,202	1.56	(3)	44,270
Central New Jersey
Avalon Run(10)	Lawrenceville, NJ	632	707,592	1994/1996	1,120	91.9%	96.1%		96.1%	1,565	1.34		77,630
Avalon Princeton Junction	West Windsor, NJ	512	486,069	1988	949	92.6%	96.7%		96.6%	1,658	1.69		48,584
Avalon at Freehold	Freehold, NJ	296	317,356	2002	1,072	90.2%	96.7%		97.5%	1,918	1.73		35,295
Avalon Run East	Lawrenceville, NJ	312	341,320	2003	1,094	91.0%	96.5%		96.6%	1,914	1.69		52,734
Avalon at Tinton Falls	Tinton Falls, NJ	216	237,747	2007	1,101	94.9%	96.4%		96.8%	1,911	1.67		41,161
Avalon West Long Branch	West Long Branch, NJ	180	193,511	2011	1,075	92.2%	96.8%		98.0%	1,955	1.76		25,660
Avalon Somerset	Somerset, NJ	384	390,365	2013	1,017	90.1%	51.9	%(3)	6.6% (3)	1,903	0.97	(3)	75,894
New York, NY
Avalon Riverview I(13)	Long Island City, NY	372	332,991	2002	895	93.3%	96.8%		96.4%	3,460	3.74		97,654
Avalon Bowery Place I	New York, NY	206	152,725	2006	741	96.6%	96.7%		97.0%	5,094	6.64		95,323
Avalon Riverview North(13)	Long Island City, NY	602	477,665	2007	793	93.0%	96.6%		96.3%	3,276	3.99		169,007
Avalon Bowery Place II	New York, NY	90	73,596	2007	818	95.6%	96.5%		96.9%	4,682	5.53		57,689
Avalon Morningside Park(13)	New York, NY	295	245,320	2009	832	95.3%	96.2%		95.7%	3,467	4.01		115,114
Avalon Fort Greene	Brooklyn, NY	631	498,651	2010	790	94.8%	96.0%		96.0%	3,125	3.80		302,124
Avalon Midtown West	New York, NY	550	393,554	1998/2013	716	94.4%	93.4	%(3)	N/A	4,002	5.22	(3)	346,771
Avalon Clinton North	New York, NY	339	181,672	2008/2013	536	91.4%	94.6	%(3)	N/A	3,200	5.65	(3)	195,860
Avalon Clinton South	New York, NY	288	160,368	2007/2013	557	92.7%	93.7	%(3)	N/A	3,248	5.47	(3)	166,439
New York Suburban, NY
Eaves Nanuet	Nanuet, NY	504	608,842	1998	1,208	91.9%	96.9%		97.2%	2,224	1.78		57,368
Avalon Green	Elmsford, NY	105	113,538	1995	1,081	90.5%	95.5%		97.5%	2,447	2.16		13,748
Avalon Willow	Mamaroneck, NY	227	216,161	2000	952	91.6%	96.0%		96.4%	2,435	2.45		48,325
The Avalon	Bronxville, NY	110	118,952	1999	1,081	89.1%	93.2	%(2)	96.0% (2)	4,135	3.56	(2)	39,161
Avalon White Plains	White Plains, NY	407	372,406	2009	915	92.6%	96.2%		96.5%	2,984	3.14		152,755
Avalon Green II	Elmsford, NY	444	533,539	2012	1,202	90.5%	95.9%		55.0% (3)	2,519	2.01		104,549

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13	Average economic occupancy			Average rental rate			Financial reporting cost(5)
	City and state	Number of homes					2013		2012	$ per Apt(4)	$ per Sq. Ft.
MID-ATLANTIC
Baltimore, MD
Avalon at Fairway Hills(10)	Columbia, MD	720	724,027	1987/1996	1,006	94.2%	95.9	%(2)	95.6% (2)	1,523	1.45	(2)	58,877
Eaves Columbia Town Center	Columbia, MD	392	180,410	1986	460	90.9%	96.1%		95.8%	1,542	3.22		55,764
Avalon Russett	Laurel, MD	238	274,663	1999/2013	1,154	95.0%	95.1	%(3)	N/A	1,829	1.51	(3)	60,215
Washington Metro
Avalon at Foxhall	Washington, DC	308	297,875	1982	967	93.5%	94.6%		93.7%	2,589	2.53		45,819
Avalon at Gallery Place	Washington, DC	203	184,157	2003	907	90.1%	96.1%		96.3%	2,913	3.08		49,118
Eaves Washingtonian Center I	Gaithersburg, MD	192	191,280	1996	996	94.3%	97.0%		96.4%	1,537	1.50		14,846
Eaves Washingtonian Center II	Gaithersburg, MD	96	99,386	1998	1,035	91.7%	96.7%		94.5%	1,739	1.62		8,424
Avalon at Grosvenor Station	North Bethesda, MD	497	476,585	2004	959	93.8%	95.2%		96.2%	1,975	1.96		83,925
Avalon at Traville	North Potomac, MD	520	573,717	2004	1,103	94.6%	96.8%		96.9%	1,929	1.69		70,383
Eaves Fair Lakes	Fairfax, VA	420	355,228	1989/1996	846	93.3%	96.4%		96.8%	1,552	1.77		38,532
AVA Ballston	Arlington, VA	344	294,271	1990	855	93.3%	95.3	%(2)	92.8% (2)	2,207	2.46	(2)	52,585
Eaves Fairfax City	Fairfax, VA	141	148,282	1988/1997	1,052	95.7%	96.1%		95.6% (2)	1,813	1.66		16,449
Avalon Crescent	McLean, VA	558	613,426	1996	1,099	94.1%	95.8%		96.2%	2,040	1.78		58,703
Avalon at Arlington Square	Arlington, VA	842	895,781	2001	1,064	94.3%	95.4%		95.7%	2,121	1.90		114,830
Avalon Park Crest	Tysons Corner, VA	354	288,231	2010	814	94.9%	83.7	%(3)	29.4% (3)	2,480	2.55	(3)	77,042
Fairfax Towers	Falls Church, VA	415	336,051	1978/2011	810	94.0%	96.4%		96.8%	1,747	2.08		93,255
AVA H Street	Washington, DC	138	95,594	2012	693	91.3%	72.2	%(3)	4.7% (3)	2,775	2.89	(3)	32,893
Archstone First & M	Washington, DC	469	410,812	2013	876	84.0%	80.6	%(3)	N/A	2,879	2.65	(3)	200,037
The Albemarle	Washington, DC	228	256,610	1966/2013	1,123	95.2%	96.9	%(3)	N/A	2,637	2.27	(3)	81,122
Eaves Tunlaw Gardens	Washington, DC	166	135,450	1944/2013	816	95.2%	96.3	%(3)	N/A	1,817	2.15	(3)	41,079
The Statesman	Washington, DC	281	190,420	1961/2013	678	91.1%	96.1	%(3)	N/A	1,972	2.80	(3)	76,888
Eaves Glover Park	Washington, DC	120	104,310	1953/2013	869	93.3%	96.6	%(3)	N/A	2,329	2.59	(3)	37,710
The Consulate	Washington, DC	269	225,924	1978/2013	843	93.3%	94.2	%(3)	N/A	2,181	2.45	(3)	84,714
Oakwood Philadelphia(15)	Philadelphia, PA	80	66,440	1945/2013	831	N/A	N/A	(3)	N/A	N/A	2.25	(3)	36,235
Avalon Ballston Place	Arlington, VA	383	333,677	2001/2013	871	94.8%	95.3	%(3)	N/A	2,591	2.83	(3)	165,782
Eaves Tysons Corner	Vienna, VA	217	209,940	1980/2013	967	91.7%	96.8	%(3)	N/A	1,798	1.80	(3)	63,690
Archstone Ballston Square	Arlington, VA	714	626,170	1992/2013	877	93.1%	94.8	%(3)	N/A	2,374	2.57	(3)	297,083
Archstone Courthouse Place	Arlington, VA	564	478,896	1999/2013	849	92.2%	94.9	%(3)	N/A	2,440	2.73	(3)	242,381
Avalon Reston Landing	Reston, VA	400	398,192	2000/2013	995	93.5%	96.5	%(3)	N/A	1,831	1.77	(3)	113,921
Oakwood Arlington(15)	Arlington, VA	184	154,376	1987/2013	839	N/A	N/A	(3)	N/A	N/A	2.24	(3)	59,235
PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	211,450	1991/1997	952	94.1%	95.4%		96.2%	1,577	1.58		32,519
Avalon at Bear Creek	Redmond, WA	264	288,250	1998	1,092	93.9%	95.6%		95.5%	1,582	1.38		37,722
Avalon Bellevue	Bellevue, WA	200	165,504	2001	828	92.5%	95.6%		96.5%	1,790	2.07		32,416
Avalon RockMeadow	Bothell, WA	206	243,958	2000	1,184	89.3%	95.5%		96.2%	1,430	1.15		26,193
Avalon ParcSquare	Redmond, WA	124	127,251	2000	1,026	90.3%	95.9%		96.3%	1,786	1.67		21,271
Avalon Brandemoor	Lynwood, WA	424	453,602	2001	1,070	93.4%	95.9%		96.1%	1,301	1.17		46,902
AVA Belltown	Seattle, WA	100	82,418	2001	824	91.0%	96.1%		97.2%	1,916	2.23		19,198
Avalon Meydenbauer	Bellevue, WA	368	331,945	2008	902	95.9%	96.5%		96.8%	1,856	1.98		91,339
Avalon Towers Bellevue(13)	Bellevue, WA	397	331,366	2011	835	91.7%	95.3%		95.4%	2,165	2.47		123,267
AVA Queen Anne	Seattle, WA	203	164,644	2012	811	92.1%	95.6%		69.0% (3)	2,011	2.37		53,785
Avalon Brandemoor II	Lynwood, WA	82	93,320	2011	1,138	91.5%	96.3%		94.0%	1,529	1.29		13,998
AVA Ballard	Seattle, WA	265	190,043	2012	717	92.1%	47.9	%(3)	N/A	2,814	1.88	(3)	63,121
Eaves Redmond Campus	Redmond, WA	422	429,164	1991/2013	1,017	94.1%	94.4	%(3)	N/A	1,760	1.63	(3)	114,623
Archstone Redmond Lakeview	Redmond, WA	166	141,000	1987/2013	849	97.6%	96.0	%(3)	N/A	1,478	1.67	(3)	38,460

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13					Average rental rate			Financial reporting cost(5)
		Number of homes					Average economic occupancy				$ per Apt(4)	$ per Sq. Ft.
	City and state						2013		2012
NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	316,052	1994	1,026	96.8%	96.3%		96.8%		2,031	1.91		59,134
Eaves Dublin	Dublin, CA	204	179,004	1989/1997	877	95.1%	96.4%		95.8%		1,836	2.02		29,575
Eaves Pleasanton	Pleasanton, CA	456	366,062	1988/1994	803	93.4%	96.5%		95.3%		1,794	2.16		79,416
Eaves Union City	Union City, CA	208	150,225	1973/1996	722	93.3%	96.4%		97.1%		1,516	2.02		23,866
Eaves Fremont	Fremont, CA	235	191,935	1985/1994	817	94.9%	96.4%		96.1%		1,835	2.17		42,895
Avalon Union City	Union City, CA	439	429,768	2009	979	93.2%	96.7%		96.3%		1,840	1.82		118,989
Avalon Walnut Creek(13)	Walnut Creek, CA	418	409,890	2010	981	95.2%	95.8%		95.8%		2,305	2.25		146,994
Eaves Walnut Creek	Walnut Creek, CA	510	380,542	1987/2013	746	94.3%	95.7	%(3)	N/A		1,614	2.07	(3)	116,914
Avalon Walnut Ridge I	Walnut Creek, CA	106	80,942	2000/2013	764	90.6%	95.0	%(3)	N/A		1,952	2.43	(3)	30,530
Avalon Walnut Ridge II	Walnut Creek, CA	360	251,901	1989/2013	700	96.1%	94.7	%(3)	N/A		1,698	2.30	(3)	87.425
San Francisco, CA
Eaves Daly City	Daly City, CA	195	141,411	1972/1997	725	95.9%	96.0%		97.0%		1,939	2.57		32,508
AVA Nob Hill	San Francisco, CA	185	108,962	1990/1995	589	95.7%	97.0%		97.2%		2,520	4.15		33,857
Eaves San Rafael	San Rafael, CA	254	221,780	1973/1996	873	91.7%	97.4%		96.4%		1,911	2.13		46,888
Eaves Foster City	Foster City, CA	288	222,364	1973/1994	772	93.1%	95.2%		91.9	%(2)	2,073	2.56		50,505
Avalon Pacifica	Pacifica, CA	220	186,800	1971/1995	849	94.5%	96.9%		96.3%		1,898	2.17		33,192
Avalon Sunset Towers	San Francisco, CA	243	171,836	1961/1996	707	95.5%	95.2%		96.1	%(2)	2,391	3.22		39,716
Eaves Diamond Heights	San Francisco, CA	154	123,047	1972/1994	799	96.1%	96.7%		96.1%		2,341	2.83		29,646
Avalon at Mission Bay North	San Francisco, CA	250	241,788	2003	967	94.0%	96.1%		96.7%		3,975	3.95		94,405
Avalon at Mission Bay III	San Francisco, CA	260	261,169	2009	1,004	97.3%	96.2%		96.3%		3,977	3.81		147,918
Avalon Ocean Avenue	San Francisco, CA	173	161,083	2012	931	95.4%	96.5%		47.5	%(3)	3,104	3.22		58,152
Archstone San Bruno	San Bruno, CA	300	267,171	2004/2013	891	96.0%	94.9	%(3)	N/A		2,400	2.56	(3)	112,220
Archstone San Bruno II	San Bruno, CA	185	156,583	2007/2013	846	96.2%	95.8	%(3)	N/A		2,275	2.58	(3)	70,397
Archstone San Bruno III	San Bruno, CA	187	231,306	2010/2013	1,237	95.7%	95.6	%(3)	N/A		3,222	2.49	(3)	98,567
San Jose, CA
Avalon Campbell	Campbell, CA	348	326,796	1995	939	95.4%	95.2	%(2)	95.7	%(2)	2,041	2.07	(2)	72,773
Eaves San Jose	San Jose, CA	440	322,992	1985/1996	734	94.4%	96.5	%(2)	93.8	%(2)	1,908	2.51	(2)	84,791
Avalon on the Alameda	San Jose, CA	305	299,762	1999	983	94.8%	96.5%		96.2%		2,317	2.27		57,964
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	1997/1998	921	95.9%	96.2%		95.2%		2,352	2.46		124,896
Avalon Mountain View(12)	Mountain View, CA	248	211,552	1986	853	96.4%	96.0%		96.3%		2,520	2.84		58,659
Eaves Creekside	Mountain View, CA	294	215,680	1962/1997	734	92.9%	95.9	%(2)	96.5%		1,973	2.58	(2)	44,425
Avalon at Cahill Park	San Jose, CA	218	218,177	2002	1,001	95.0%	96.2%		95.8%		2,361	2.27		53,284
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	2002	1,035	97.2%	96.0%		95.2%		3,333	3.09		66,654
Avalon Willow Glen	San Jose, CA	412	382,147	2002/2013	928	94.4%	95.0	%(3)	N/A		2,107	2.16	(3)	131,888
Eaves West Valley	San Jose, CA	789	504,171	1970/2013	639	95.1%	95.0	%(3)	N/A		1,592	2.37	(3)	211,273
Eaves Mountain View at Middlefield	Mountain View, CA	402	261,702	1969/2013	651	95.0%	96.0	%(3)	N/A		2,079	3.07	(3)	137,629
Eaves West Valley II	San Jose, CA	84	71,136	2013	847	76.2%	26.2	%(3)	N/A		816	0.25	(3)	17,291

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13					Average rental rate			Financial reporting cost(5)
		Number of homes					Average economic occupancy				$ per Apt(4)	$ per Sq. Ft.
	City and state						2013		2012
SOUTHERN CALIFORNIA
Orange County, CA
AVA Newport	Costa Mesa, CA	145	122,415	1956/1996	844	86.2%	96.0%		94.9	%(2)	1,940	2.21		15,590
Avalon Mission Viejo	Mission Viejo, CA	166	124,600	1984/1996	751	93.4%	95.9%		96.6%		1,337	1.71		14,260
Eaves South Coast	Costa Mesa, CA	258	207,672	1973/1996	805	94.6%	95.4%		95.7%		1,616	1.92		33,541
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	229,593	1990/1997	763	92.7%	96.2%		94.4	%(2)	1,490	1.88		31,766
Eaves Huntington Beach	Huntington Beach, CA	304	268,000	1971/1997	882	95.1%	96.0%		96.3%		1,606	1.75		34,138
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	2009	1,205	86.5%	96.1%		95.4%		2,279	1.82		97,626
Avalon Irvine	Irvine, CA	279	243,157	2010	872	91.4%	95.0%		95.1%		1,851	2.02		77,501
The Springs(6)	Corona, CA	320	241,440	1987/2006	755	93.4%	96.6%		96.9%		1,099	1.41		30,047
Eaves Lake Forest	Lake Forest, CA	225	215,319	1975/2011	957	91.1%	96.4%		95.5%		1,538	1.55		26,728
Avalon Irvine II	Irvine, CA	179	160,987	2012	899	87.2%	76.1	%(3)	8.3	%(2)	1,916	1.62	(3)	45,229
Eaves Seal Beach	Seal Beach, CA	549	387,594	1971/2013	706	91.3%	94.7	%(3)	N/A		1,731	2.32	(3)	151,083
San Diego, CA
Avalon at Mission Bay	San Diego, CA	564	402,285	1969/1997	713	94.5%	96.5%		96.2%		1,514	2.05		68,132
Eaves Mission Ridge	San Diego, CA	200	207,700	1960/1997	1,039	91.0%	96.3%		95.9%		1,753	1.63		24,825
AVA Cortez Hill	San Diego, CA	299	230,395	1973/1998	771	92.0%	95.8%		92.3	%(2)	1,729	2.15		46,367
Avalon Fashion Valley	San Diego, CA	161	183,802	2008	1,142	92.5%	96.8%		94.2%		2,380	1.80		64,884
Eaves San Marcos	San Marcos, CA	184	161,352	1988/2011	877	93.5%	96.2%		96.6%		2,381	1.70		16,662
Eaves Rancho Penasquitos	San Diego, CA	250	191,256	1986/2011	765	92.8%	96.2%		94.4%		2,382	1.86		33,872
Archstone La Jolla Colony	San Diego, CA	180	137,036	1987/2013	761	91.1%	97.0	%(3)	N/A		2,383	2.14	(3)	46,094
Eaves La Mesa	La Mesa, CA	168	139,428	1989/2013	830	93.5%	95.8	%(3)	N/A		2,384	1.80	(3)	39,069
Los Angeles, CA
AVA Burbank	Burbank, CA	748	530,160	1961/1997	709	93.6%	95.1	%(2)	97.2	%(2)	1,548	2.08	(2)	93,048
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	1989/1997	897	93.8%	96.7%		96.7%		1,702	1.84		111,131
Eaves Warner Center	Woodland Hills, CA	227	191,443	1979/1998	843	93.8%	97.4%		97.4%		1,621	1.87		29,218
Avalon at Glendale(13)	Burbank, CA	223	241,714	2003	1,084	94.2%	95.6%		96.8%		2,378	2.10		43,217
Avalon Burbank	Burbank, CA	400	360,587	1988/2002	901	93.8%	96.3%		96.1%		2,281	2.44		94,643
Avalon Camarillo	Camarillo, CA	249	233,273	2006	937	95.6%	96.1%		96.3%		1,698	1.74		48,822
Avalon Wilshire	Los Angeles, CA	123	125,093	2007	1,017	95.9%	95.1%		96.2%		2,865	2.68		47,595
Avalon Encino	Los Angeles, CA	131	131,220	2008	1,002	89.3%	97.7%		97.4%		2,660	2.60		62,242
Avalon Warner Place	Canoga Park, CA	210	186,402	2007	888	95.2%	97.0%		96.6%		1,710	1.87		52,931
Eaves Phillips Ranch	Pomona, CA	501	498,036	1989/2011	994	94.8%	96.6%		96.4%		1,507	1.46		51,595
Eaves San Dimas	San Dimas, CA	102	94,200	1978/2011	924	97.1%	97.2%		96.6%		1,338	1.41		9,759
Eaves San Dimas Canyon	San Dimas, CA	156	144,669	1981/2011	927	92.9%	97.1%		96.6%		1,436	1.50		15,561
AVA Pasadena	Pasadena, CA	84	70,648	1973/2012	841	90.5%	87.8	%(2)	97.9	%(3)	1,837	1.92	(2)	23,534
Eaves Cerritos	Artesia, CA	151	106,961	1973/2012	708	95.4%	95.2%		93.7	%(3)	1,406	1.89		29,500
Avalon Del Rey	Del Rey, CA	309	283,183	2006/2012	916	93.5%	96.8%		97.2	%(3)	2,154	2.27		103,205
Avalon Simi Valley	Simi Valley, CA	500	430,218	2007/2013	860	95.0%	96.4	%(3)	N/A		1,674	1.88	(3)	119,684
Archstone Studio City II	Studio City, CA	101	84,207	1991/2013	834	92.1%	94.0	%(3)	N/A		1,937	2.18	(3)	28,523

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13				Average rental rate			Financial reporting cost(5)
		Number of homes					Average economic occupancy			$ per Apt(4)	$ per Sq. Ft.
	City and state						2013		2012
Archstone Studio City III	Studio City, CA	276	263,512	2002/2013	955	91.7%	94.4	%(3)	N/A	2,330	2.30	(3)	97,194
Avalon Calabasas	Calabasas, CA	600	506,394	1988/2013	844	92.7%	95.5	%(3)	N/A	1,749	1.98	(3)	156,518
Avalon Oak Creek	Agoura Hills, CA	336	364,176	2004/2013	1,084	92.6%	94.8	%(3)	N/A	2,281	2.00	(3)	127,587
Avalon Santa Monica on Main	Santa Monica, CA	133	122,502	2007/2013	921	90.2%	93.8	%(3)	N/A	4,040	4.11	(3)	95,736
Avalon Del Mar Station	Pasadena, CA	347	338,466	2006/2013	975	93.7%	94.3	%(3)	N/A	2,220	2.15	(3)	130,181
Eaves Old Town Pasadena	Pasadena, CA	96	66,420	1972/2013	692	94.8%	96.4	%(3)	N/A	1,726	2.41	(3)	25,468
Eaves Thousand Oaks	Thousand Oaks, CA	154	134,388	1992/2013	873	93.5%	95.7	%(3)	N/A	1,861	2.04	(3)	35,835
Eaves Los Feliz	Los Angeles, CA	263	201,830	1989/2013	767	92.8%	96.0	%(3)	N/A	1,749	2.19	(3)	65,273
Oakwood Toluca Hills(15)	Los Angeles, CA	1,151	795,442	1973/2013	691	N/A	N/A	(3)	N/A	N/A	2.07	(3)	256,316
Eaves Woodland Hills	Woodland Hills, CA	883	578,365	1971/2013	655	95.1%	95.8	%(3)	N/A	1,374	2.01	(3)	166,429
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	140,452	2002/2013	949	95.9%	96.5	%(3)	N/A	1,944	1.98	(3)	37,031
Avalon Pasadena	Pasadena, CA	120	102,516	2004/2013	854	92.5%	95.1	%(3)	N/A	2,343	2.61	(3)	43,325
Archstone Studio City	Studio City, CA	450	331,324	1987/2013	736	93.3%	94.9	%(3)	N/A	1,801	2.32	(3)	112,222
Non-Core
Archstone Lexington	Flower Mound, TX	222	218,309	2000/2013	983	91.4%	96.3	%(3)	N/A	1,300	1.27	(3)	32,108
Archstone Memorial Heights	Houston, TX	556	434,236	1996/2013	781	91.0%	95.4	%(3)	N/A	1,397	1.71	(3)	187,351
DEVELOPMENT COMMUNITIES
Avalon Exeter(13)	Boston, MA	187	200,641	N/A	1,073	17.6%	N/A	(3)	N/A	N/A	N/A	(3)	95,579
Avalon West Chelsea/AVA High Line(13)	New York, NY	710	226,556	N/A	319	N/A	N/A	(3)	N/A	N/A	N/A	(3)	228,950
Avalon Mosaic	Tysons Corner, VA	531	458,198	N/A	863	27.7%	6.5	%(3)	N/A	N/A	N/A	(3)	110,310
Avalon/AVA Assembly Row(13)	Somerville, MA	445	181,910	N/A	409	19.5%	N/A	(3)	N/A	N/A	N/A	(3)	99,880
AVA University District	Seattle, WA	283	201,389	N/A	712	42.4%	22.6	%(3)	N/A	N/A	N/A	(3)	68,640
Avalon Dublin Station II	Dublin, CA	253	247,301	N/A	977	24.5%	N/A	(3)	N/A	N/A	N/A	(3)	74,099
Avalon Morrison Park	San Jose, CA	250	277,710	N/A	1,111	22.0%	4.0	%(3)	N/A	N/A	N/A	(3)	68,443
AVA 55 Ninth	San Francisco, CA	273	236,907	N/A	868	4.0%	N/A	(3)	N/A	N/A	N/A	(3)	100,858
Avalon Bloomingdale	Bloomingdale, NJ	174	176,542	N/A	1,015	71.8%	27.2	%(3)	N/A	N/A	N/A	(3)	28,831
Avalon Wharton	Wharton, NJ	248	246,814	N/A	995	N/A	N/A	(3)	N/A	N/A	N/A	(3)	20,533
Avalon Ossining	Ossining, NY	168	184,137	N/A	1,096	12.5%	N/A	(3)	N/A	N/A	N/A	(3)	24,768
AVA Little Tokyo	Los Angeles, CA	280	282,917	N/A	1,010	N/A	N/A	(3)	N/A	N/A	N/A	(3)	62,238
AVA Stuart Street	Boston, MA	398	324,768	N/A	816	N/A	N/A	(3)	N/A	N/A	N/A	(3)	52,037
Avalon Canton	Canton, MA	196	235,437	N/A	1,201	6.1%	N/A	(3)	N/A	N/A	N/A	(3)	20,638
Avalon at Stratford	Stratford, CT	130	148,720	N/A	1,144	N/A	N/A	(3)	N/A	N/A	N/A	(3)	13,398
Avalon Bloomfield Station	Bloomfield, NJ	224	211,008	N/A	942	N/A	N/A	(3)	N/A	N/A	N/A	(3)	12,332
Avalon Willoughby Square/AVA DoBro	New York, NY	826	606,284	N/A	734	N/A	N/A	(3)	N/A	N/A	N/A	(3)	172,272
Avalon Huntington Station	Huntington Station, NY	303	364,602	N/A	1,203	1.3%	N/A	(3)	N/A	N/A	N/A	(3)	48,921
Avalon Alderwood I	Lynnwood, WA	367	352,320	N/A	960	N/A	N/A	(3)	N/A	N/A	N/A	(3)	31,288
Avalon Hayes Valley	San Francisco, CA	182	135,044	N/A	742	N/A	N/A	(3)	N/A	N/A	N/A	(3)	39,052
Avalon Baker Ranch	Lake Forest, CA	430	424,840	N/A	988	N/A	N/A	(3)	N/A	N/A	N/A	(3)	34,803
Avalon Vista	Vista, CA	221	222,768	N/A	1,008	N/A	N/A	(3)	N/A	N/A	N/A	(3)	15,349
Avalon San Dimas	San Dimas, CA	156	152,724	N/A	979	N/A	N/A	(3)	N/A	N/A	N/A	(3)	18,729
Avalon Glendora	Los Angeles, CA	256	242,176	N/A	946	N/A	N/A	(3)	N/A	N/A	N/A	(3)	23,052

Profile of Current, Development and Unconsolidated Communities(1)(14)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/13				Average rental rate			Financial reporting cost(5)
		Number of homes					Average economic occupancy			$ per Apt(4)	$ per Sq. Ft.
	City and state						2013		2012
Maple Leaf(9)	Cambridge, MA	103	46,453	N/A	451	N/A	N/A	(3)	N/A	N/A	N/A	(3)	N/A
Avalon Arlington North	Arlington, VA	228	268,618	N/A	1,178	14.5%	N/A	(3)	N/A	N/A	N/A	(3)	69,524
Avalon Berkeley	Berkeley, CA	94	79,524	N/A	846	N/A	N/A	(3)	N/A	N/A	N/A	(3)	23,096
Archstone Toscano	Houston, TX	474	460,983	N/A	973	62.9%	37.9	%(3)	N/A	1,336	N/A	(3)	86,419
Archstone Memorial Heights Phase I	Houston, TX	318	305,262	N/A	960	4.7%	N/A(3)		N/A	N/A	N/A	(3)	35,920
UNCONSOLIDATED COMMUNITIES(14)
Avalon at Mission Bay North II(12)	San Francisco, CA	313	291,556	2006	931	93.9%	96.5%		96.3%	3,843	3.98		N/A
Avalon Chrystie Place I(12)	New York, NY	361	266,940	2005	739	94.5%	94.2%		95.7%	4,651	5.93		N/A
South Hills Apartments(6)	West Covina, CA	85	104,600	1966/2007	1,231	92.9%	97.0%		96.4%	1,807	1.42		N/A
Weymouth Place(6)	Weymouth, MA	211	154,957	1971/2007	734	90.5%	95.8%		97.3%	1,331	1.74		N/A
Avalon at Rutherford Station(6)	East Rutherford, NJ	108	112,709	2005/2007	1,044	92.6%	96.2%		95.9%	2,383	2.20		N/A
Avalon Fair Oaks(7)	Fairfax, VA	491	373,843	1987/2009	761	93.7%	96.5%		97.0%	1,504	1.91		N/A
Avalon Bellevue Park(7)	Bellevue, WA	220	165,948	1994/2009	754	95.9%	95.8%		95.7%	1,516	1.92		N/A
Eaves Tustin(7)	Tustin, CA	628	511,992	1968/2010	815	92.4%	96.0%		95.1%	1,469	1.73		N/A
Eaves Los Alisos(7)	Lake Forest, CA	140	126,480	1978/2010	903	92.1%	97.4%		95.6%	1,448	1.56		N/A
Eaves Carlsbad(7)	San Diego, CA	450	340,371	1985/2011	756	92.4%	96.4%		96.3%	1,403	1.79		N/A
Eaves Rancho San Diego(7)	San Diego, CA	676	587,500	1985/2011	869	90.8%	95.7%		95.9%	1,463	1.61		N/A
Briarwood Apartments(7)	Owings Mills, MD	348	340,868	1999/2010	980	93.7%	96.2%		96.1%	1,283	1.26		N/A
Eaves Gaithersburg(7)	Gaithersburg, MD	684	658,846	1974/2010	963	94.6%	96.4%		95.4%	1,326	1.33		N/A
Eaves Rockville(7)	Rockville, MD	210	403,912	1970/2011	1,923	95.2%	96.9%		90.2%	2,162	1.09		N/A
Eaves Plainsboro(7)	Plainsboro, NJ	776	553,320	1973/2010	713	90.5%	96.4%		96.6%	1,215	1.64		N/A
Captain Parker Arms(7)	Lexington, MA	94	88,680	1965/2011	943	95.7%	95.8%		96.0%	2,116	2.15		N/A
Avalon Watchung(7)	Watchung, NJ	334	336,586	2003/2012	1,008	94.9%	96.3%		96.2%	1,945	1.86		N/A
Archstone North Point(9)	Cambridge, MA	426	383,537	2008/2013	900	89.2%	94.0	%(3)	N/A	3,354	3.50	(3)	N/A
Avalon Station 250(8)	Dedham, MA	285	306,375	2011/2013	1,075	90.2%	94.9	%(3)	N/A	2,094	1.85	(3)	N/A
Avalon Kips Bay(8)	New York, NY	209	152,865	1997/2013	731	94.3%	93.3	%(3)	N/A	4,581	5.84	(3)	N/A
Brandywine(12)	Washington, DC	305	390,456	1954/2013	1,280	N/A	92.0	%(3)	N/A	2,388	1.72	(3)	N/A
Archstone Woodland Park(9)	Herndon, VA	392	393,112	2000/2013	1,003	92.9%	95.0	%(3)	N/A	1,694	1.60	(3)	N/A
Avalon Grosvenor Tower(8)	Bethesda, MD	237	229,392	1987/2013	972	94.5%	94.1	%(3)	N/A	2,107	2.05	(3)	N/A
Eaves Sunnyvale(8)	Sunnyvale, CA	192	204,096	1991/2013	1,063	95.3%	95.7	%(3)	N/A	2,591	2.33	(3)	N/A
Boca Town Center(8)	Boca Raton, FL	252	268,128	1988/2013	1,064	90.1%	95.1	%(3)	N/A	1,520	1.36	(3)	N/A
Avalon Kirkland at Carillon Point(8)	Kirkland, WA	131	174,720	1990/2013	1,344	90.1%	95.6	%(3)	N/A	2,510	1.80	(3)	N/A
Avalon Studio 4041(8)	Studio City, CA	149	125,299	2009/2013	841	96.0%	94.9	%(3)	N/A	2,187	2.47	(3)	N/A
Avalon Marina Bay(8) (13)	Marina del Rey, CA	205	167,075	1967/2013	815	35.6%	65.4	%(2)(3)	N/A	1,259	1.01	(3)	N/A
Avalon Venice on Rose(8)	Venice, CA	70	84,490	2011/2013	1,207	91.4%	93.3	%(3)	N/A	4,655	3.60	(3)	N/A

1.	We own a fee simple interest in the communities listed, excepted as noted below.
2.	Represents a community that was under redevelopment during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.
3.
Represents a community that is under construction at the respective year end or that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.
4.	Represents the average rental revenue per occupied apartment home.
5.
Dollars in thousands. Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2013. Financial reporting costs are excluded for unconsolidated communities, see Note 6, "Investments in Real Estate Entities."
6.	We own a 15.2% combined general partnership and indirect limited partner equity interest in this community.
7.	We own a 31.3% combined general partnership and indirect limited partner equity interest in this community.
8.	We own a 28.6% combined general partnership and indirect limited partner equity interest in this community.
9.	We own a 20.0% combined general partnership and indirect limited partner equity interest in this community.
10.	We own a general partnership interest in a partnership that owns a fee simple interest in this community.
11.	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.
12.	We own a membership interest in a limited liability company that holds a fee simple interest in this community.
13.	Community is located on land subject to a land lease.
14.	Does not include our indirect interest in the joint venture formed with Equity Residential (as defined in this Form 10-K).
15.	Community is master leased to a third party manager.

Development Communities

        As of December 31, 2013, we had 29 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 8,708 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,802,900,000. In addition, the land for three Development Communities that we control under long-term land lease agreements is subject to future minimum rental amounts of approximately $8,552,000 in 2014 in the aggregate. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1a., "Risk Factors," for a discussion of the risks associated with development activity and our discussion under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of development activity.

        The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities except where noted.

		Number of apartment homes	Projected total capitalized cost(1) ($ millions)	Construction start	Initial projected occupancy(2)	Estimated completion	Estimated stabilization(3)
1.	Archstone Toscano	474	$90.2	Q2 2011	Q1 2013	Q1 2014	Q3 2014
	Houston, TX
2.	Avalon Bloomingdale	174	32.2	Q3 2012	Q3 2013	Q1 2014	Q3 2014
	Bloomingdale, NJ
3.	AVA University District	283	75.7	Q2 2012	Q3 2013	Q2 2014	Q4 2014
	Seattle, WA
4.	Avalon Mosaic	531	116.4	Q1 2012	Q3 2013	Q4 2014	Q2 2015
	Tysons Corner, VA
5.	Avalon West Chelsea/AVA High Line(4)	710	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
6.	Avalon Arlington North(5)	228	87.2	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Arlington, VA
7.	Avalon Morrison Park	250	79.7	Q3 2012	Q4 2013	Q3 2014	Q1 2015
	San Jose, CA
8.	Avalon Dublin Station II	253	77.7	Q2 2012	Q1 2014	Q2 2014	Q4 2014
	Dublin, CA
9.	Avalon/AVA Assembly Row(4)	445	113.5	Q2 2012	Q1 2014	Q3 2014	Q1 2015
	Somerville, MA
10.	AVA 55 Ninth	273	123.3	Q3 2012	Q1 2014	Q4 2014	Q2 2015
	San Francisco, CA
11.	Avalon Exeter(4)	187	120.0	Q2 2011	Q1 2014	Q3 2014	Q1 2015
	Boston, MA
12.	Avalon Ossining	168	37.4	Q4 2012	Q1 2014	Q3 2014	Q1 2015
	Ossining, NY
13.	Avalon Canton	196	40.9	Q2 2013	Q1 2014	Q4 2014	Q2 2015
	Canton, MA
14.	Avalon Huntington Station	303	83.3	Q1 2013	Q1 2014	Q1 2015	Q3 2015
	Huntington Station, NY
15.	Archstone Memorial Heights Phase I	318	54.9	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	Houston, TX
16.	Avalon Berkeley(5)	94	30.2	Q3 2012	Q2 2014	Q3 2014	Q4 2014
	Berkeley, CA
17.	AVA Little Tokyo	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
	Los Angeles, CA
18.	Avalon Wharton	248	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
	Wharton, NJ
19.	AVA Stuart Street	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
	Boston, MA
20.	Avalon Alderwood I	367	69.2	Q2 2013	Q2 2014	Q2 2015	Q4 2015
	Lynnwood, WA
21.	Avalon San Dimas	156	41.4	Q2 2013	Q4 2014	Q1 2015	Q3 2015
	San Dimas, CA
22.	Maple Leaf(6)	103	28.0	Q3 2013	Q3 2014	Q4 2014	Q1 2015
	Cambridge, MA

		Number of apartment homes	Projected total capitalized cost(1) ($ millions)	Construction start	Initial projected occupancy(2)	Estimated completion	Estimated stabilization(3)
23.	Avalon at Stratford	130	29.7	Q3 2013	Q3 2014	Q4 2014	Q2 2015
	Stratford, CT
24.	Avalon Hayes Valley	182	90.2	Q3 2013	Q1 2015	Q2 2015	Q4 2015
	San Francisco, CA
25.	Avalon Willoughby Square/AVA DoBro	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
	Brooklyn, NY
26.	Avalon Baker Ranch	430	132.9	Q4 2013	Q1 2015	Q1 2016	Q3 2016
	Lake Forest, CA
27.	Avalon Vista	221	58.3	Q4 2013	Q2 2015	Q4 2015	Q2 2016
	Vista, CA
28.	Avalon Bloomfield Station	224	53.4	Q4 2013	Q3 2015	Q1 2016	Q3 2016
	Bloomfield, NJ
29.	Avalon Glendora	256	75.1	Q4 2013	Q3 2015	Q1 2016	Q3 2016
	Glendora, CA

	Total	8,708	$2,802.9

(1)
Projected total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees. Total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)
Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)
Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)
This Development Community is owned subject to a leasehold interest.

(5)
Avalon North Arlington and Avalon Berkeley were formerly Archstone branded developments.

(6)
The Company has a 20% ownership interest in this community through the AC JV.

Redevelopment Communities

        As of December 31, 2013, there were three communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $36,800,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1a., "Risk Factors," for a discussion of the risks associated with redevelopment activity.

        The following presents a summary of these Redevelopment Communities.

		Number of apartment homes	Projected total capitalized cost(1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations(2)
1.	AVA Burbank	748	$19.3	Q4 2012	Q4 2014	Q1 2015
	Burbank, CA
2.	AVA Pasadena	84	5.6	Q2 2013	Q3 2014	Q1 2015
	Pasadena, CA
3.	Eaves Creekside	294	11.9	Q3 2013	Q4 2014	Q2 2015
	Mountain View, CA

	Total(3)(4)	1,126	$36.8

(1)
Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)
Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
We commenced the redevelopment of AVA Back Bay in Boston, MA during the first quarter of 2013 for an estimated total capitalized cost of $16.9 million. The redevelopment of this community is primarily focused on the exterior and/or common area and is not expected to have a material impact on community operations. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(4)
We assumed responsibility for the redevelopment of Marina Bay, comprised of 205 apartment homes and 229 boat slips, in conjunction with the Archstone Acquisition. Marina Bay, located in Marina del Rey, CA is owned by the U.S. Fund, in which we hold a 28.6% interest, and is being redeveloped for an estimated total capitalized cost of $32.9 million. All capital necessary for the redevelopment of Marina Bay was contributed to the venture prior to us acquiring an interest in the venture.

Development Rights

        At December 31, 2013, we had $300,364,000 in acquisition and related capitalized costs for land parcels we own, and $31,592,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 46 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2013 includes $244,619,000 in original land acquisition costs. The original land acquisition cost per home ranged from $13,000 per home in Massachusetts to $126,000 per home in California. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 12,986 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

        For 31 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the 15 remaining Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

        The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2013, we incurred a charge of approximately $998,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

        You should carefully review Section 1a., "Risk Factors," for a discussion of the risks associated with Development Rights.

        The following presents a summary of these Development Rights:

Location	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions)(1)
Boston, MA	6	2,033	$655
Fairfield-New Haven, CT	1	160	40
New York Suburban	6	1,097	343
New Jersey	14	3,872	939
Baltimore, MD	1	343	69
Washington, DC Metro	7	2,290	630
Seattle, WA	5	1,547	444
Oakland-East Bay, CA	2	486	173
San Francisco, CA	1	330	162
Orange County, CA	2	534	171
Los Angeles, CA	1	294	152

Total	46	12,986	$3,778

(1)
Projected total capitalized cost includes all projected capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions

        We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2013, we acquired land parcels for 17 Development Rights, as shown in the table below, for an aggregate purchase price of approximately $278,642,000. For 15 of the 17 parcels construction has either started or will start within the next 12 months.

		Estimated number of apartment homes	Projected total capitalized cost(1) ($ millions)	Date acquired
1	Avalon Baker Ranch	430	$132.9	March 2013
	Lake Forest, CA
2	AVA 55 M	436	136.2	February 2013(2)
	Washington, DC
3	Avalon Huntington Beach	378	117.1	February 2013(2)
	Huntington Beach, CA
4	North Point II	341	147.0	February 2013(2)
	Cambridge, MA
5	Maple Leaf	103	28.0	February 2013(2)
	Cambridge, MA
6	Avalon Hillwood Square	384	111.2	June 2013
	Falls Church, VA
7	Avalon Glendora	256	75.1	June/July/August 2013
	Glendora, CA
8	Avalon Irvine III	156	54.1	April 2013
	Irvine, CA
9	Avalon San Dimas	156	41.4	May 2013
	San Dimas, CA
10	Avalon Wharton	248	55.6	April 2013
	Wharton, NJ
11	Avalon Hayes Valley	182	90.2	August 2013
	San Francisco, CA
12	Avalon Movietown	294	152.3	September 2013
	West Hollywood, CA
13	Avalon Marlborough	350	76.6	October 2013
	Marlborough, MA
14	Avalon Bloomfield	224	53.4	November 2013
	Bloomfield, NJ
15	Avalon Roseland	136	46.2	December 2013
	Roseland, NJ
16	AVA Capitol Hill	249	81.3	December 2013
	Seattle, WA
17	Avalon Nashua Street	503	242.8	December 2013
	Boston, MA

	Total	4,826	$1,641.4

(1)
Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

(2)
We acquired these land parcels as part of the Archstone Acquisition. Maple Leaf is now owned by the AC JV and is being developed. North Point II is subject to a ROFO in favor of the AC JV.

Other Land and Real Estate Assets

        We own land parcels with a carrying value of approximately $29,839,000 that we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Disposition Activity

        We (i) sell assets when they do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2013 to January 31, 2014, we sold our interest in eight wholly-owned communities, four of which were acquired by the Company as part of the Archstone Acquisition, containing 3,299 apartment homes. The aggregate gross sales price for these assets was $932,800,000.

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

        Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $150,000,000 of coverage, an increase over the $75,000,000 of coverage under our prior insurance policy. Earthquake coverage outside of California and Washington is subject to a $175,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,500,000.

        In May 2013, we renewed our property insurance policy, with no material change in coverage terms other than the increase in our earthquake coverage discussed above. In August 2013, we renewed our general liability and workers compensation insurance policies with no material change in coverage.

        Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act ("TRIPRA") which is designed to make terrorism insurance available through a federal back-stop program until it expires in December 2014. Congress is currently considering extending the act, however there can be no assurance at this time that Congress will extend the provisions of the act. In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $250,000,000. Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism. This insurance, often referred to as "non-certified" terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

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

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2013 and 2012, as reported by the NYSE. On January 31, 2014 there were 563 holders of record of an aggregate of 129,417,333 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2013			2012
	Sales Price			Sales Price
			Dividends declared			Dividends declared
	High	Low		High	Low
Quarter ended March 31	$139.15	$124.02	$1.0700	$141.69	$123.71	$0.9700
Quarter ended June 30	$141.46	$127.97	$1.0700	$148.54	$134.51	$0.9700
Quarter ended September 30	$141.04	$122.36	$1.0700	$151.11	$134.03	$0.9700
Quarter ended December 31	$134.25	$116.86	$1.0700	$139.70	$126.12	$0.9700

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

        In January 2014, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2014 of $1.16 per share, an 8.4% increase over the previous quarterly dividend per share of $1.07. The dividend will be payable on April 15, 2014 to all common stockholders of record as of March 31, 2014.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
October 1 - October 31, 2013	—	—	—	$200,000
November 1 - November 30, 2013	—	—	—	$200,000
December 1 - December 31, 2013	3,560	$118.23	—	$200,000

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

	For the year ended
	12-31-13	12-31-12	12-31-11	12-31-10	12-31-09
Revenue:
Rental and other income	$1,451,419	$990,370	$890,431	$800,689	$755,479
Management, development and other fees	11,502	10,257	9,656	7,354	7,328

Total revenue	1,462,921	1,000,627	900,087	808,043	762,807

Expenses:
Operating expenses, excluding property taxes	352,245	259,350	246,872	235,168	224,068
Property taxes	158,774	97,555	88,964	84,319	74,759
Interest expense, net	172,402	136,920	167,814	169,997	145,090
Loss on interest rate contract	51,000	—	—	—	—
Loss on extinguishment of debt, net	14,921	1,179	1,940	—	25,910
Depreciation expense	560,215	243,680	226,728	208,662	185,135
General and administrative expense	39,573	34,101	29,371	26,846	28,748
Expensed acquisition, development and other pursuit costs	45,050	11,350	2,967	2,741	5,842
Casualty and impairment loss	—	1,449	14,052	—	21,152

Total expenses	1,394,180	785,584	778,708	727,733	710,704

Equity in (loss) income of unconsolidated entities	(11,154)	20,914	5,120	762	1,441
Gain on sale of land	240	280	13,716	—	4,830
Gain on acquisition of unconsolidated entity	—	14,194	—	—	—

Income from continuing operations	57,827	250,431	140,215	81,072	58,374
Discontinued operations:
Income from discontinued operations	16,713	26,820	20,065	18,933	32,013
Gain on sale of communities	278,231	146,311	281,090	74,074	63,887

Total discontinued operations	294,944	173,131	301,155	93,007	95,900

Net income	352,771	423,562	441,370	174,079	154,274
Net loss attributable to noncontrolling interests	370	307	252	1,252	1,373

Net income attributable to the Company	353,141	423,869	441,622	175,331	155,647

Net income attributable to common stockholders	$353,141	$423,869	$441,622	$175,331	$155,647

Per Common Share and Share Information:
Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.46	$2.57	$1.55	$0.97	$0.73
Discontinued operations attributable to common stockholders	2.32	1.77	3.34	1.11	1.21

Net income attributable to common stockholders	$2.78	$4.34	$4.89	$2.08	$1.94

Weighted average shares outstanding—basic(1)	126,855,754	$97,416,401	$89,922,465	$83,859,936	$79,951,348
Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$0.46	$2.55	$1.55	$0.97	$0.74
Discontinued operations attributable to common stockholders	2.32	1.77	3.32	1.10	1.19

Net income attributable to common stockholders	$2.78	$4.32	$4.87	$2.07	$1.93

Weighted average shares outstanding—diluted	127,265,903	$98,025,152	$90,777,462	$84,632,869	$80,599,657
Cash dividends declared	$4.28	$3.88	$3.57	$3.57	$3.57

(1)
Amounts do not include unvested restricted shares included in the calculation of Earnings per Share. Please refer to Note 1, "Organization and Basis of Presentation—Earnings per Common Share" of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.

	For the year ended
	12-31-13	12-31-12	12-31-11	12-31-10	12-31-09
Other Information:
Net income attributable to the Company	$353,141	$423,869	$441,622	$175,331	$155,647
Depreciation—continuing operations	560,215	243,680	226,728	208,662	185,135
Depreciation—discontinued operations	13,500	16,414	23,541	24,280	33,151
Interest expense, net—continuing operations(1)	238,323	138,099	169,754	169,997	171,000
Interest expense, net—discontinued operations(1)	—	735	8,688	5,212	5,914

EBITDA(2)	$1,165,179	$822,797	$870,333	$583,482	$550,847

Funds from Operations(3)	$642,814	$521,047	$414,482	$338,353	$315,841
Number of Current Communities(4)	244	180	181	172	165
Number of apartment homes	72,811	52,792	53,294	51,245	47,926
Balance Sheet Information:
Real estate, before accumulated depreciation	$16,800,321	$10,049,484	$9,288,496	$8,661,211	$8,360,091
Total assets	$15,328,143	$11,160,078	$8,482,390	$7,821,488	$7,457,605
Notes payable and unsecured credit facilities	$6,145,391	$3,851,033	$3,632,296	$4,067,657	$3,974,872
Cash Flow Information:
Net cash flows provided by operating activities	$724,501	$540,819	$429,354	$332,106	$376,581
Net cash flows used in investing activities	$(1,181,174)	$(623,386)	$(443,141)	$(298,936)	$(333,559)
Net cash flows (used in) provided by financing activities	$(1,995,404)	$2,199,332	$326,233	$167,565	$(4,285)

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

  The following is a reconciliation of net income to FFO (dollars in thousands, except per share data).

	For the year ended
	12-31-13	12-31-12	12-31-11	12-31-10	12-31-09
Net income attributable to the Company	$353,141	$423,869	$441,622	$175,331	$155,647
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	582,325	265,627	256,986	237,041	221,415
Distributions to noncontrolling interests, including discontinued operations	32	28	27	55	66
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(14,453)	(7,972)	(3,063)	—	—
Write-down of investment in unconsolidated real estate entities	—	—	—	—	2,600
Gain on sale of previously depreciated real estate assets	(278,231)	(146,311)	(281,090)	(74,074)	(63,887)
Gain on acquisition of unconsolidated real estate entity	—	(14,194)	—	—	—

Funds from Operations attributable to common stockholders	$642,814	$521,047	$414,482	$338,353	$315,841

Weighted average shares outstanding—diluted	127,265,903	98,025,152	90,777,462	84,632,869	80,599,657
FFO per common share—diluted	$5.05	$5.32	$4.57	$4.00	$3.92
(4)
Current Communities consist of all communities other than those which are still under construction and have not received a certificate of occupancy.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1a, "Risk Factors," of this report.

        Capitalized terms have the meanings provided elsewhere in this Form 10-K.

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

        Our strategy is to be leaders in market research and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing submarkets of the United States. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.

        We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets, which are primarily located in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and the Northern and Southern California regions of the United States.

Financial Highlights

        For the year ended December 31, 2013, net income attributable to common stockholders was $353,141,000 compared to $423,869,000 for 2012, a decrease of 16.7%. The decrease is attributable primarily to an increase in depreciation expense and expensed transaction costs associated with the Archstone Acquisition, coupled with the recognition of a loss associated with an interest rate protection agreement. The decrease was partially offset by an increase in NOI from our communities.

        For the year ended December 31, 2013, Established Communities NOI increased by $26,147,000, or 4.7%, over the prior year. The increase was driven by an increase in rental revenue of 4.3%, partially offset by an increase in operating expenses of 3.5% over 2012.

        On February 27, 2013, pursuant to the Purchase Agreement dated November 26, 2012, by and among us, Equity Residential, Lehman, and Archstone, we, together with Equity Residential, acquired, directly or indirectly, all of Archstone's assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone's liabilities, with certain limited exceptions. Under the terms of the Purchase Agreement, we acquired approximately 40% of Archstone's assets and liabilities and Equity Residential acquired approximately 60% of Archstone's assets and liabilities. We acquired the following:

  •
  54 operating apartment communities that were consolidated for financial reporting purposes, containing 18,423 apartment homes, of which four communities containing 1,368 apartment homes were subsequently disposed of during 2013;

  •
  six communities that were under construction and/or in lease-up, of which two have been completed with 553 homes and the other four of which are expected to be completed during 2014 and contain 1,114 apartment homes;

  •
  six parcels of land, one of which we sold to the AC JV, which is currently being developed;

  •
  options to acquire two additional parcels of land, of which one was acquired in 2013 and will begin construction in 2014;

  •
  interests in unconsolidated joint ventures in which we are the general partner or managing member, which joint ventures own 11 apartment communities containing 2,544 apartment homes, and an interest in an unconsolidated joint venture in which we are a limited partner, which joint venture owns one apartment community containing 305 apartment homes; and

  •
  a 40% ownership interest in unconsolidated joint venture arrangements with Equity Residential which will hold assets and liabilities that we and Equity Residential will jointly manage, and that we and Equity Residential intend to sell to or resolve with third parties, and/or subsequently transfer to Equity Residential or to us.

        In 2013, our capital activity related to funding the Archstone Acquisition as well as our core business activities in our development and redevelopment platforms. Our funding for the Archstone Acquisition included the assumption of approximately $2 billion in net indebtedness, as well as the issuance to Lehman of 14,889,706 shares of our common stock. In addition to this activity, during 2013 we raised approximately $1,682,800,000 of gross capital through the issuance of unsecured notes and asset sales. The funds raised from dispositions consist of the proceeds from the sale of eight communities for gross sales proceeds of $932,800,000. In addition, in February 2014 we sold one community, Avalon Valley, located in Danbury, CT, for $53,325,000. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

        We believe our development activity will continue to create long-term value. We increased development activity during 2013 from the prior year in anticipation of favorable economic conditions and apartment fundamentals. During 2013, we completed the development of 12 communities for an aggregate total capitalized cost of $630,000,000. We also started the development of 13 communities, which are expected to be completed for an estimated total capitalized cost of $1,323,000,000. In addition, during 2013 we completed the redevelopment of six communities for a total investment of $52,700,000, excluding costs incurred prior to the redevelopment.

        We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under Liquidity and Capital Resources.

        In addition to the Archstone Acquisition, during the year ended December 31, 2013, we acquired Arboretum at Burlington, located in Burlington MA. Arboretum at Burlington contains 312 apartment homes and was acquired for a purchase price of $79,850,000.

        We established Fund I and Fund II (collectively the "Funds") to engage in real estate acquisition programs through discretionary investment funds. We believe this investment format provides the following attributes: (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

        Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I and, excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have an equity investment of approximately $14,209,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expires in March 2015.

        During the year ended December 31, 2013, Fund I sold seven communities:

  •
  Avalon Yerba Buena, a 160 apartment home community with 32,300 square feet of retail located in San Francisco, CA, for $103,000,000;

  •
  Avalon at Civic Center, a 192 apartment home community located in Norwalk, CA, for $45,844,000;

  •
  Avalon at Cedar Place, a 156 apartment home community located in Columbia, MD, for $26,000,000;

  •
  Avalon Sunset, a 82 apartment home community located in Los Angeles, CA for $25,800,000;

  •
  Crystal Hill, a 169 apartment home community located in Pomona, NY for $33,050,000;

  •
  Centerpoint, a 392 apartment home community located in Baltimore, MD for $75,250,000; and

  •
  Middlesex Crossing, a 252 apartment home community located in Billerica, MA, for $40,250,000.

        Our proportionate share of the gain from the sale of these communities was $11,484,000.

        Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have made an equity investment of $93,714,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle through which we acquired investment interests in apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two one-year extension options.

        During the year ended December 31, 2013, Fund II sold Avalon Rothbury, located in Gaithersburg, MD, for $39,600,000. The Company's proportionate share of the gain in accordance with GAAP for the disposition was $2,790,000.

        In 2013, in conjunction with the Archstone Acquisition, we acquired an interest in one additional discretionary real estate management investment fund. The U.S. Fund has six institutional investors, including us. Through subsidiaries, we own the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have made an equity investment of $93,685,000 (net of distributions), representing a 28.6% combined general partner and limited partner equity interest. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two one-year extension options.

Communities Overview

        As of December 31, 2013, we owned or held a direct or indirect ownership interest in 273 apartment communities containing 81,519 apartment homes in 12 states and the District of Columbia, of which 29 communities were under construction and three communities were under reconstruction. Of these communities, 36 were owned by entities that were not consolidated for financial reporting purposes, including four owned by subsidiaries of Fund I, 12 owned by subsidiaries of Fund II, and nine owned by the U.S. Fund. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 46 wholly-owned communities that, if developed in the manner expected, will contain an estimated 12,986 apartment homes.

        Our real estate investments consist primarily of current operating apartment communities, Development Communities, and Development Rights. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities.

        Established Communities are generally operating communities that are consolidated for financial reporting purposes and were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year, which allows the performance of these communities to be compared between years. Other Stabilized Communities are generally all other consolidated operating communities that have stabilized occupancy and operating expenses during the current year, but had not achieved stabilization as of the beginning of the prior year. Lease-Up Communities consist of communities where construction is complete but stabilization has not been achieved. Redevelopment Communities consist of communities where substantial redevelopment is in progress or is planned to begin during the current year. A more detailed description of our reportable segments and other related operating information can be found in Note 9, "Segment Reporting," of our Consolidated Financial Statements.

        Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in "Results of Operations" as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities. Discussions related to current and future cash needs and financing activities can be found in "Liquidity and Capital Resources."

        NOI of our current operating communities is one of the financial measures that we use to evaluate community performance. NOI is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of newly developed, redeveloped and acquired apartment communities.

Results of Operations

        Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of

NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2013, 2012 and 2011 follows (dollars in thousands):

	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Revenue:
Rental and other income	$1,451,419	$990,370	$461,049	46.6%	$990,370	$890,431	$99,939	11.2%
Management, development and other fees	11,502	10,257	1,245	12.1%	10,257	9,656	601	6.2%

Total revenue	1,462,921	1,000,627	462,294	46.2%	1,000,627	900,087	100,540	11.2%

Expenses:
Direct property operating expenses, excluding property taxes	295,150	211,086	84,064	39.8%	211,086	201,533	9,553	4.7%
Property taxes	158,774	97,555	61,219	62.8%	97,555	88,964	8,591	9.7%

Total community operating expenses	453,924	308,641	145,283	47.1%	308,641	290,497	18,144	6.2%

Corporate-level property management and other indirect operating expenses	53,105	42,193	10,912	25.9%	42,193	40,213	1,980	4.9%
Investments and investment management expense	3,990	6,071	(2,081)	(34.3)%	6,071	5,126	945	18.4%
Expensed acquisition, development and other pursuit costs	45,050	11,350	33,700	296.9%	11,350	2,967	8,383	282.5%
Interest expense, net	172,402	136,920	35,482	25.9%	136,920	167,814	(30,894)	(18.4)%
Loss on interest rate contract	51,000	—	51,000	100.0%	—	—	—	0.0%
Loss on extinguishment of debt, net	14,921	1,179	13,742	1,165.6%	1,179	1,940	(761)	(39.2)%
Depreciation expense	560,215	243,680	316,535	129.9%	243,680	226,728	16,952	7.5%
General and administrative expense	39,573	34,101	5,472	16.0%	34,101	29,371	4,730	16.1%
Casualty and impairment loss	—	1,449	(1,449)	(100.0)%	1,449	14,052	(12,603)	(89.7)%
Gain on sale of land	(240)	(280)	40	(14.3)%	(280)	(13,716)	13,436	(98.0)%
Gain on acquisition of unconsolidated real estate entity	—	(14,194)	14,194	(100.0)%	(14,194)	—	14,194	(100.0)%

Total other expenses	940,016	462,469	477,547	103.3%	462,469	474,495	(12,026)	(2.5)%

(Loss) equity in income of unconsolidated entities	(11,154)	20,914	(32,068)	(153.3)%	20,914	5,120	15,794	308.5%

Income from continuing operations	57,827	250,431	(192,604)	(76.9)%	250,431	140,215	110,216	78.6%
Discontinued operations:
Income from discontinued operations	16,713	26,820	(10,107)	(37.7)%	26,820	20,065	6,755	33.7%
Gain on sale of communities	278,231	146,311	131,920	90.2%	146,311	281,090	(134,779)	(47.9)%

Total discontinued operations	294,944	173,131	121,813	70.4%	173,131	301,155	(128,024)	(42.5)%

Net income	352,771	423,562	(70,791)	(16.7)%	423,562	441,370	(17,808)	(4.0)%
Net loss attributable to noncontrolling interests	370	307	63	20.5%	307	252	55	21.8%

Net income attributable to common stockholders	$353,141	$423,869	$(70,728)	(16.7)%	$423,869	$441,622	$(17,753)	(4.0)%

        Net income attributable to common stockholders decreased $70,728,000, or 16.7%, to $353,141,000 in 2013 due primarily to an increase in depreciation expense and expensed transaction costs associated with the Archstone Acquisition, coupled with the recognition of a loss associated with an interest rate protection agreement. The decrease was partially offset by an increase in NOI from communities acquired in the Archstone Acquisition and our existing and newly developed communities in 2013, as well as an increase in gain on sale of communities as compared to the prior year. Net income attributable to common stockholders decreased $17,753,000, or 4.0% in 2012 over 2011 due primarily to a decrease in gain on sale of communities as compared to the prior year, offset partially by increased NOI in 2012 over 2011.

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

        NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2013, 2012 and 2011 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12-31-13	12-31-12	12-31-11
Net income	$352,771	$423,562	$441,370
Indirect operating expenses, net of corporate income	41,554	31,911	30,550
Investments and investment management expense	3,990	6,071	5,126
Expensed acquisition, development and other pursuit costs	45,050	11,350	2,967
Interest expense, net	172,402	136,920	167,814
Loss on interest rate contract	51,000	—	—
Loss on extinguishment of debt, net	14,921	1,179	1,940
General and administrative expense	39,573	34,101	29,371
Loss (equity) in income of unconsolidated entities	11,154	(20,914)	(5,120)
Depreciation expense	560,215	243,680	226,728
Casualty and impairment loss	—	1,449	14,052
Gain on sale of real estate assets	(278,471)	(146,591)	(294,806)
Income from discontinued operations	(16,713)	(26,820)	(20,065)
Gain on acquisition of unconsolidated real estate entity	—	(14,194)	—

Net operating income	$997,446	$681,704	$599,927

        The NOI increases for both 2013 and 2012, as compared to the prior year period, consist of changes in the following categories (dollars in thousands):

	Full Year 2013	Full Year 2012
Established Communities	$26,146	$35,412
Other Stabilized Communities	254,488	17,395
Development and Redevelopment Communities	35,108	28,970

Total	$315,742	$81,777

        The increase in our Established Communities' NOI in 2013 is due to increased rental rates and increased occupancy, partially offset by increased operating expenses. During 2013, we experienced increases in rental rates over 2012, while maintaining occupancy of at least 95% in all markets, offset partially by an increase in operating expenses.

        Rental and other income increased in both 2013 and 2012 as compared to the prior years due to additional rental income generated from newly developed and acquired communities, including those acquired in the Archstone Acquisition in 2013, and increases in rental rates and occupancy at our Established Communities.

          Overall Portfolio—The weighted average number of occupied apartment homes for consolidated communities increased to 57,240 apartment homes for 2013, which includes the impact of communities acquired in the Archstone Acquisition, as compared to 43,411 homes for 2012 and 42,613 homes for 2011. The increase in 2013 over 2012 is due to homes available from newly developed and acquired communities, which includes the impact of communities acquired in the Archstone Acquisition offset partially by communities sold during 2013 and 2012. The weighted average monthly revenue per occupied apartment home increased to $2,171 for 2013 as compared to $2,017 in 2012 and $1,911 in 2011.

          Established Communities—Rental revenue increased $34,749,000, or 4.3%, for 2013 and increased $41,698,000 or 5.8%, for 2012 as compared to the respective prior years. For 2013, the weighted average monthly revenue per occupied apartment home increased 4.2% to $2,156 compared to $2,069 in 2012. The increase for 2013 is due to an increase in rental rates of 4.2% and economic occupancy of 0.1% to 96.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

          We experienced increases in rental revenue for all of our Established Communities regions in 2013 as compared to the prior year as discussed in more detail below.

          The Metro New York/New Jersey region, which accounted for approximately 29.9% of the Established Community rental revenue for 2013, experienced an increase in rental revenue of 4.3% for 2013 as compared to 2012. Average rental rates increased 4.3% during 2013 to $2,563 and economic occupancy remained consistent at 96.5%. Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, technology, retail, hospitality and education. The region also experienced an increase in construction related employment growth related to Hurricane Sandy recovery efforts. We expect to see continued but moderating growth in the Metro New York/New Jersey region in 2014. New York City is beginning to see a larger pipeline of new apartment deliveries in 2014, but suburban markets surrounding the city are mostly insulated from this new competition.

          The New England region accounted for approximately 21.3% of the Established Community rental revenue for 2013 and experienced a rental revenue increase of 3.2% over the prior year. Average rental rates increased 3.1% to $2,137, and economic occupancy increased 0.1% to 95.8% for 2013 as compared to 2012. The New England region's favorable results are driven by employment growth in the medical, education and technology fields in the Boston metro area. In response to a favorable employment market, the region benefitted from an in-migration. The Boston metro area is seeing a recovery in for-sale housing ahead of most other regions, resulting in resurgence in suburban employment. The Fairfield market continues to experience slower growth due to this market's greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries. While demand drivers should become more favorable in 2014, we expect this market to continue to lag due to new supply pressure, particularly in and around Stamford.

          The Northern California region accounted for approximately 16.9% of the Established Community rental revenue for 2013 and experienced a rental revenue increase of 8.1% over the prior year. Average rental rates increased 7.8% to $2,335, and economic occupancy increased 0.3% to 96.3% for 2013 as compared to 2012. While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology and medical sectors to continue to fuel demand for apartment homes in 2014.

          The Southern California region accounted for approximately 14.3% of the Established Community rental revenue for 2013 and experienced a rental revenue increase of 3.9% over the prior year. Average rental rates increased 3.7% to $1,767, and economic occupancy increased 0.2% to 96.3% for 2013 as compared to 2012. Southern California has seen steady job growth and limited new apartment supply which we expect will continue to support favorable operating results in 2014.

          The Mid-Atlantic region, which represented approximately 12.0% of the Established Community rental revenue during 2013, experienced an increase in rental revenue of 0.8% as compared to 2012. Average rental rates increased by 0.9% to $1,967, and were partially offset by a decrease in economic occupancy of 0.1% to 95.9% for 2013 as compared to 2012. The region experienced a modest decrease in revenue growth in the second half of 2013, driven by an increase in the supply of apartment homes combined with the impact of the decline in federal government spending. We expect rental revenue to decline further in the Mid-Atlantic region during 2014 as additional supply is delivered into the market.

          The Pacific Northwest region accounted for approximately 5.6% of the Established Community rental revenue for 2013 and experienced a rental revenue increase of 7.2% over the prior year. Average rental rates increased 7.5% to $1,695, and were partially offset by a decrease in economic occupancy of 0.3% to 95.7% for 2013 as compared to 2012. The region's innovative technology, e-commerce, and manufacturing sectors continue to support growth in the economy and improvement in apartment fundamentals. Rental revenue growth may be tempered in the near term due to the increased supply of apartment homes in 2014, particularly in the urban core of Seattle, which may affect our future revenue growth in this region.

        Management, development and other fees increased $1,245,000 or 12.1%, in 2013 and increased $601,000, or 6.2%, in 2012 as compared to the prior years. The increase in 2013 was primarily due to management fees related to the U.S. Fund and the AC JV, partially offset by lower property management and other management fees earned related to dispositions from Fund I and Fund II. The increase in 2012 was primarily due to increased asset management fees and property management fees from Fund II over the prior year.

        Direct property operating expenses, excluding property taxes increased $84,064,000, or 39.8%, and $9,553,000, or 4.7%, in 2013 and 2012, respectively, as compared to the prior years. The increase in 2013 was primarily due to the addition of newly developed and acquired apartment homes, including the communities acquired as part of the Archstone Acquisition. The increase in 2012 was primarily due to the addition of newly developed apartment homes.

        For Established Communities, direct property operating expenses, excluding property taxes, increased $4,374,000, or 2.6%, in 2013 and decreased $475,000, or 0.3%, in 2012 as compared to the prior years. The increase in 2013 was primarily due to increased repairs and maintenance, insurance, and office operations costs.

        Property taxes increased $61,219,000, or 62.8%, and $8,591,000, or 9.7%, in 2013 and 2012, respectively, as compared to the prior years. The increase in 2013 was primarily due to the addition of newly developed and acquired apartment homes, including communities acquired as part of the Archstone Acquisition, coupled with increased tax rates and assessments across our portfolio. The increase in 2012 was primarily due to the addition of newly developed and redeveloped apartment homes and overall higher assessments. Property tax increases are also impacted by the size and timing of successful tax appeals.

        For Established Communities, property taxes increased $4,282,000, or 5.4%, and $4,581,000, or 6.5%, in 2013 and 2012, respectively, as compared to the prior years. The increase in 2013 was due to higher rates and assessments, partially offset by higher successful appeals and refunds received in 2013, as compared to the prior year. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. The increase in 2012 was primarily due to appeals and settlements recognized in 2011 that were not present in 2012, coupled with increased rates and assessments throughout our regions. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

        Corporate-level property management and other indirect operating expenses increased $10,912,000, or 25.9%, in 2013 and increased $1,980,000, or 4.9%, in 2012, as compared to the prior years. The increases in both years were primarily due to increased compensation related costs, with the increase in 2013 over 2012 including the increase in overhead associated with the Archstone Acquisition. The increase in 2012 was also attributable to costs associated with our introduction and implementation of our AVA and Eaves by Avalon brands.

        Investments and investment management costs decreased $2,081,000, or 34.3%, in 2013 and increased by $945,000, or 18.4%, in 2012, due to reductions in compensation costs, as our investment fund management activity has declined.

        Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $33,700,000, or 296.9%, and $8,383,000, or 282.5%, in 2013 and 2012, respectively, as compared to the prior years, primarily due to costs associated with the Archstone Acquisition.

        Interest expense, net increased $35,482,000, or 25.9%, in 2013 and decreased $30,894,000, or 18.4%, in 2012, as compared to the prior years. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the mark to market adjustment on debt assumed as part of the Archstone Acquisition, and interest income. The increase in 2013 was primarily due to net interest costs on debt assumed in the Archstone Acquisition, partially offset by increased capitalized interest as compared to the prior year. The decrease in 2012 was primarily due to decreased average outstanding indebtedness and lower average effective interest rates coupled with increased capitalized interest. This decrease was partially offset by interest income associated with escrow accounts for certain tax exempt secured borrowings recognized in 2011 that were not present in 2012. The increase in capitalized interest in both 2013 and 2012 over the respective prior years was driven primarily by increased development activity and development pursuits.

        Loss on interest rate contract reflects the loss recorded by the Company related to the forward interest rate protection agreement that matured in May 2013. Based on changes in the Company's capital needs in 2013, the Company did not issue the anticipated debt for which the interest rate protection agreement was transacted.

        Loss on the extinguishment of debt, net reflects prepayment penalties, the expensing of deferred financing costs from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale, which is included in discontinued operations, below. During 2013, we incurred a charge for prepayment penalties and the write-off of deferred fees related to the early retirement of three secured notes. During 2012, we recognized a non-cash charge for the write-off of deferred financing fees related to the early retirement of a secured note.

        Depreciation expense increased $316,535,000 or 129.9%, and $16,952, or 7.5%, in 2013 and 2012, respectively, as compared to the prior years. The increase in 2013 was primarily due to additional depreciation expense from the Archstone Acquisition, consisting largely of the depreciation of in-place lease intangibles, which were depreciated over a six month period. The increase in 2012 was primarily due to the net increase in assets from the completion of development, redevelopment and acquisition activity, partially offset by a reduction in depreciation expense from assets sold during the year.

        General and administrative expense ("G&A") increased $5,472,000, or 16.0%, and $4,730,000, or 16.1% in 2013 and 2012, respectively, as compared to the prior years. The increases in both years were primarily due to increased compensation costs, including costs related to the Archstone Acquisition in 2013. The increase in 2012 was also due to increased professional fees.

        Casualty and impairment loss for 2012 consists of the losses we incurred associated with Superstorm Sandy. Amounts for 2011 consist of the write down of two land parcels and an other than temporary impairment of an investment in unconsolidated joint venture.

        Gain on sale of land decreased in 2013 and 2012 as compared to the prior years, due to decreased volume and associated gains on the sale of land parcels.

        Gain on acquisition of unconsolidated real estate entity represents the amount by which the fair value of our prior ownership interest in the joint venture that owned Avalon Del Rey exceeded our carrying value.

        Equity in (loss) income of unconsolidated entities decreased $32,068,000, or 153.3%, in 2013 and increased $15,794,000, or 308.5%, in 2012, as compared to the prior years. The decrease in 2013 is primarily due to costs of approximately $39,543,000 associated with the Archstone Acquisition that were incurred through the unconsolidated joint venture entities owned with Equity Residential during the year. The increase in 2012 was primarily due to the recognition of income from our promoted interest for Avalon Del Rey and an increase in our proportionate share of gains from Fund I disposition activity over the prior year.

        Income from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2011 through December 31, 2013. Income from discontinued operations decreased in 2013 and increased in 2012, due to changes in the number of communities sold, the size and carrying value of those communities and the market conditions in the local area as compared to the prior year. See Note 7, "Real Estate Disposition Activities," to our Consolidated Financial Statements.

        Gain on sale of communities increased in 2013 and decreased in 2012, due to changes in the volume of community disposition activity and associated gains as compared to the prior year. The amount of gain realized upon disposition of communities depends on many factors, including the number of communities sold, the size and carrying value of those communities and the market conditions in the local area.

        Net loss attributable to noncontrolling interests resulted in an allocation of loss of $370,000 in 2013, $307,000 in 2012, and $252,000 in 2011.

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

        In 2014, we expect to meet our liquidity needs from a variety of internal and external sources, which may include real estate dispositions, cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including the issuance of common and preferred equity, as well as cash generated from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. Capital raising activities in 2013 included asset sales, the issuance of unsecured notes in September and December, and the issuance of common shares to Lehman and assumption of secured debt as part of the Archstone Acquisition.

        Unrestricted cash and cash equivalents totaled $281,541,000 at December 31, 2013, a decrease of $2,452,077,000 from $2,733,618,000 at December 31, 2012. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

          Operating Activities—Net cash provided by operating activities increased to $724,501,000 in 2013 from $540,819,000 in 2012. The increase was primarily driven by increased NOI from community operations in 2013 as compared to 2012 and the timing of payments of corporate expenditures.

          Investing Activities—Net cash used in investing activities of $1,181,174,000 in 2013 primarily related to investments in assets through acquisition, development and redevelopment. In 2013, we invested $2,151,799,000 in the following areas:

    •
    we invested $839,469,000 in the acquisition of real estate related to acquisitions, primarily the Archstone Acquisition;

    •
    we invested $1,285,715,000 in the development and redevelopment of communities; and

    •
    we had capital expenditures of $26,615,000 for real estate and non-real estate assets.

          Financing Activities—Net cash used in financing activities totaled $1,995,404,000 in 2013. The net cash used is due to the repayment of $2,110,347,000 in secured notes and prepayment penalties, primarily in conjunction with the Archstone Acquisition, payment of cash dividends in the amount of $526,050,000, and the repayment of $100,000,000 in unsecured notes, partially offset by the issuance of $750,000,000 aggregate principal amount of unsecured notes.

Variable Rate Unsecured Credit Facility

        The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate

("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.21% at January 31, 2014 assuming a one month borrowing rate). The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

        We did not have any borrowings outstanding under the Credit Facility and had $66,396,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2014.

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

        We were in compliance with these covenants at December 31, 2013.

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

Continuous Equity Offering Program

        In August 2012, we commenced a third continuous equity program ("CEP III"), under which we are authorized by our Board of Directors to sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. In conjunction with CEP III we have engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2013, we had no sales under CEP III and have $646,274,000 of shares that remain authorized for issuance under this program.

Issuance of Common Stock in Archstone Acquisition

        During 2013 we issued 14,889,706 shares of common stock to Lehman (as defined in Note 5, "Archstone Acquisition" of our Consolidated Financial Statements) in conjunction with the Archstone Acquisition. On February 18, 2014, Lehman announced that it had sold all of the shares of our common stock it received as consideration for the Archstone Acquisition. Lehman received all of the net proceeds from the sale of its shares of our common stock, and Lehman's sale of such shares did not impact the total number of the our shares of common stock outstanding.

Future Financing and Capital Needs—Debt Maturities

        One of our principal long-term liquidity needs is the repayment of long-term debt at the time that such debt matures. For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or repay the debt. This refinancing or repayment may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities, or borrowings under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

        The following additional financing activity occurred during 2013:

  •
  In connection with the Archstone Acquisition, we assumed $2,034,482,000 net principal amount of Archstone's existing secured indebtedness, detailed in the following table.

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

  •
  In May 2013, we obtained a 3.08% fixed rate secured mortgage loan that matures in June 2020 in the amount of $56,210,000, in association with the refinancing of an existing $47,000,000 variable rate secured mortgage note. The refinancing was necessitated by the secured community-specific tax protection obligation assumed through certain of the preferred interests we assumed as part of the Archstone Acquisition.

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

  •
  In December 2013, we issued $350,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $346,934,000. The notes mature in December 2023 and were issued at a 4.20% interest rate. The notes have an effective interest rate of 4.30% including the effect of offering costs.

  •
  In December 2013, we repaid a $150,000,000 fixed rate secured mortgage note with an interest rate of 5.66%, a $110,600,000 fixed rate secured mortgage note with an interest rate of 5.48%, and a $41,439,000 fixed rate secured mortgage note with an interest rate of 4.75%, in advance of their 2015 maturity dates, and incurred a charge for repayment penalties and the write-off of deferred fees of $14,921,000.

        The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2013 (dollars in thousands) as compared to the amounts of debt outstanding as of at December 31, 2012. We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have any equity or other interest.

			Balance Outstanding			Scheduled maturities
	All-In interest rate(1)	Principal maturity date
Community			12-31-12	12-31-13		2014	2015	2016	2017	2018	Thereafter
Tax-exempt bonds
Fixed rate(4)
Eaves Washingtonian Center I	7.83%	May-2027	$8,764	$8,401		$390	$419	$449	$482	$517	$6,144
Avalon Oaks	7.50%	Feb-2041	16,288	16,094		207	222	238	255	276	14,896
Avalon Oaks West	7.54%	Apr-2043	16,205	16,032		185	198	211	225	241	14,972
Avalon at Chestnut Hill	6.15%	Oct-2047	40,390	39,979		434	457	482	509	536	37,561
Avalon Westbury	4.13%	Nov-2036	—	62,200	(7)	—	—	—	—	—	62,200

			81,647	142,706		1,216	1,296	1,380	1,471	1,570	135,773
Variable rate(2)(4)
Avalon at Mountain View	0.98%	Feb-2017	18,300	18,300	(3)	—	—	—	18,300	—	—
Avalon at Mission Viejo	1.21%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.14%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.48%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.49%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.02%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.59%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.37%	Mar-2046	116,000	116,000	(9)	—	—	—	—	—	116,000
Avalon Walnut Creek	1.37%	Mar-2046	10,000	10,000	(9)	—	—	—	—	—	10,000
Avalon Morningside Park	1.61%	May-2046	100,000	100,000	(5)	—	—	—	—	—	100,000
Avalon Clinton North	1.75%	Nov-2038	—	147,000	(7)(3)	—	—	—	—	—	147,000
Avalon Clinton South	1.75%	Nov-2038	—	121,500	(7)(3)	—	—	—	—	—	121,500
Avalon Midtown West	1.65%	May-2029	—	100,500	(7)(3)	—	—	—	—	—	100,500
Archstone San Bruno	1.73%	Dec-2037	—	64,450	(7)(3)	—	—	—	—	—	64,450
Avalon Calabasas	1.82%	Apr-2028	—	44,410	(7)(3)	—	—	—	—	128	44,282

			467,935	945,795		—	—	—	18,300	128	927,367
Conventional loans(4)
Fixed rate
$100 Million unsecured notes	—%	Mar-2013	100,000	—		—	—	—	—	—	—
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000		150,000	—	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	250,000	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020	—	400,000		—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023	—	350,000		—	—	—	—	—	350,000
Avalon at Tysons West	—%	Jul-2028	5,465	—	(8)	—	—	—	—	—	—
Avalon Orchards	7.78%	Jul-2033	17,939	17,530		438	470	503	539	577	15,003
Avalon at Arlington Square	—%	Apr-2013	170,125	—	(6)	—	—	—	—	—	—
Avalon Crescent	—%	May-2015	110,600	—	(10)	—	—	—	—	—	—
Avalon at Silicon Valley	—%	Jul-2015	150,000	—	(10)	—	—	—	—	—	—
Avalon Darien	6.22%	Dec-2016	49,221	48,484		785	47,699	—	—	—	—
Avalon Greyrock Place	6.13%	Dec-2016	59,292	58,385		962	57,423	—	—	—	—
Avalon Walnut Creek	4.30%	Jul-2066	2,500	3,042		—	—	—	—	—	3,042
Avalon Shrewsbury	5.92%	May-2019	20,737	20,464		289	307	323	346	367	18,832
Eaves Trumbull	5.93%	May-2019	40,552	40,018		566	601	631	676	717	36,827
Avalon at Stamford Harbor	5.92%	May-2019	64,472	63,624		900	955	1,003	1,075	1,140	58,551
Avalon Freehold	5.94%	May-2019	35,948	35,475		502	532	559	599	636	32,647
Avalon Run East	5.94%	May-2019	38,519	38,013		538	571	599	642	681	34,982
Eaves Nanuet	6.06%	May-2019	65,004	64,149		907	963	1,011	1,083	1,150	59,035
Avalon at Edgewater	5.94%	May-2019	77,103	76,088		1,076	1,142	1,199	1,285	1,363	70,023
Avalon Foxhall	6.05%	May-2019	57,912	57,150		808	858	901	965	1,024	52,594
Avalon at Gallery Place	6.06%	May-2019	44,997	44,405		628	667	700	750	796	40,864
Avalon at Traville	5.91%	May-2019	76,254	75,251		1,065	1,130	1,186	1,271	1,348	69,251
Avalon Bellevue	5.92%	May-2019	26,201	25,856		366	388	408	437	463	23,794
Avalon on The Alameda	5.91%	May-2019	52,975	52,278		740	785	824	883	937	48,109
Avalon at Mission Bay North	5.90%	May-2019	71,905	70,959		1,004	1,065	1,118	1,198	1,272	65,302
Fairfax Towers	—%	Aug-2015	42,459	—	(10)	—	—	—	—	—	—
Eaves Phillips Ranch	—%	Jun-2013	53,348	—	(6)	—	—	—	—	—	—
AVA Pasadena	4.05%	Jun-2018	11,958	11,869	(7)	186	195	202	213	11,073	—
Eaves Seal Beach	3.12%	Nov-2015	—	86,167	(7)	—	86,167	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	—	167,595	(7)	—	167,595	—	—	—	—
Mountain View at Middlefield	3.12%	Nov-2015	—	72,374	(7)	—	72,374	—	—	—	—
Tunlaw Gardens	3.12%	Nov-2015	—	28,844	(7)	—	28,844	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	—	23,858	(7)	—	23,858	—	—	—	—
Oakwood Philadelphia	3.12%	Nov-2015	—	10,427	(7)	—	10,427	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	—	42,703	(7)	—	42,703	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	—	37,212	(7)	—	37,212	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	—	28,742	(7)	—	28,742	—	—	—	—
Archstone La Jolla Colony	3.36%	Nov-2017	—	27,176	(7)	—	—	—	27,176	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	—	15,669	(7)	—	—	—	15,669	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	—	27,411	(7)	—	—	—	27,411	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	—	20,754	(7)	—	—	—	20,754	—	—

			Balance Outstanding			Scheduled maturities
	All-In interest rate(1)	Principal maturity date
Community			12-31-12	12-31-13		2014	2015	2016	2017	2018	Thereafter
Eaves Los Feliz	3.36%	Nov-2017	—	43,258	(7)	—	—	—	43,258	—	—
Avalon Oak Creek	3.36%	Nov-2017	—	85,288	(7)	—	—	—	85,288	—	—
Avalon Del Mar Station	3.36%	Nov-2017	—	76,471	(7)	—	—	—	76,471	—	—
Archstone Courthouse Place	3.36%	Nov-2017	—	140,332	(7)	—	—	—	140,332	—	—
Avalon Pasadena	3.36%	Nov-2017	—	28,079	(7)	—	—	—	28,079	—	—
Eaves West Valley	3.36%	Nov-2017	—	83,087	(7)	—	—	—	83,087	—	—
Eaves Woodland Hills	3.36%	Nov-2017	—	104,694	(7)	—	—	—	104,694	—	—
Avalon Russett	3.36%	Nov-2017	—	39,972	(7)	—	—	—	39,972	—	—
Archstone First + M	5.55%	May-2053	—	142,061	(7)	901	954	987	1,067	1,129	137,023
Archstone San Bruno II	3.85%	Apr-2021	—	31,398	(7)	430	454	475	506	534	28,999
Avalon Westbury	4.13%	Nov-2036	—	21,260	(7)	1,095	1,155	1,315	1,275	1,340	15,080
Archstone Lexington	3.32%	Mar-2016	—	16,780	(7)	255	270	16,255	—	—	—
Avalon Andover	3.28%	Apr-2018	—	14,821		309	319	328	339	13,526	—
Archstone San Bruno III	4.87%	Jun-2020	—	56,210		—	561	1,147	1,188	1,226	52,088

			3,295,486	4,875,683		164,750	617,386	281,674	958,528	41,299	2,812,046
Variable rate(2)(4)
Avalon Walnut Creek	1.71%	Mar-2046	9,000	8,500	(9)	—	—	—	—	—	8,500
Avalon Calabasas	2.60%	Aug-2018	—	57,314	(7)(3)	1,020	1,084	1,152	1,225	52,833	—

			9,000	65,814		1,020	1,084	1,152	1,225	52,833	8,500
Total indebtedness—excluding unsecured credit facility			$3,854,068	$6,029,998		$166,986	$619,766	$284,206	$979,524	$95,830	$3,883,686

(1)
Includes credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Variable rates are given as of December 31, 2013.

(3)
Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)
Balances outstanding represent total amounts due at maturity, and are net of $5,291 of debt discount and $4,202 of debt discount and basis adjustments associated with the hedged unsecured notes as of December 31, 2013 and December 31, 2012, respectively, and $120,684 and $1,167 of premium associated with secured notes as of December 31, 2013 and December 31, 2012, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

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

(10)
Borrowing was repaid in December 2013 in advance of its 2015 scheduled maturity.

Future Financing and Capital Needs—Portfolio and Other Activity

        As of December 31, 2013, we had 29 wholly-owned communities under construction, and three wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction and fund development costs related to pursuing Development Rights will be funded from:

  •
  our $1,300,000,000 Credit Facility;

  •
  cash currently on hand, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

  •
  retained operating cash;

  •
  the net proceeds from sales of existing communities;

  •
  the issuance of debt or equity securities; and/or

  •
  private equity funding, including joint venture activity.

        Before planned construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures begins, or the construction of a Development Right begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

        As of December 31, 2013, we had investments in unconsolidated real estate entities accounted for under the equity method of accounting. Refer to Note 5, "Archstone Acquisition," and Note 6, "Investments in Real Estate Entities" of the Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table.

				Debt(2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost(1)	Amount	Type	Interest Rate(3)	Maturity Date
Fund I
1. The Springs—Corona, CA(4)		320	$30,047	$22,169	Fixed	6.06%	Oct 2014
2. Avalon Rutherford Station—East Rutherford, NJ		108	36,849	18,746	Fixed	6.13%	Sep 2016
3. South Hills Apartments—West Covina, CA		85	25,014	11,762	Fixed	5.92%	Oct 2014
4. Weymouth Place—Weymouth, MA		211	25,499	13,455	Fixed	5.12%	Mar 2015

Total Fund I	15.2%	724	$117,409	$66,132		5.86%

Fund II
1. Avalon Bellevue Park—Bellevue, WA		220	$34,108	$21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks—Fairfax, VA		491	72,561	42,279	Fixed	5.26%	May 2017
3. The Apartments at Briarwood—Owings Mills, MD		348	45,655	26,809	Fixed	3.64%	Nov 2017
4. Eaves Gaithersburg—Gaithersburg, MD(5)		684	102,385	63,200	Fixed	5.42%	Jan 2018
5. Eaves Tustin—Tustin, CA		628	100,511	59,100	Fixed	3.81%	Oct 2017
6. Eaves Los Alisos—Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
7. Eaves Plainsboro—Plainsboro, NJ(5)		776	91,498	52,167	Fixed	4.56%	Nov 2014
8. Eaves Carlsbad—Carlsbad, CA		449	80,456	46,141	Fixed	4.68%	Feb 2018
9. Eaves Rockville—Rockville, MD		210	51,535	30,875	Fixed	4.26%	Aug 2019
10 Captain Parker Arms—Lexington, MA		94	22,058	13,500	Fixed	3.90%	Sep 2019
11 Eaves Rancho San Diego—San Diego, CA		676	126,803	71,423	Fixed	3.45%	Nov 2018
12 Avalon Watchung—Watchung, NJ		334	65,955	40,950	Fixed	3.37%	Apr 2019

Total Fund II	31.3%	5,050	$820,991	$467,959		4.34%

U.S. Fund
1. Eaves Sunnyvale—Sunnyvale, CA(5)		192	$66,902	$33,888	Fixed	5.32%	Nov 2019
2. Avalon Studio 4041—Studio City, CA		149	56,671	30,150	Fixed	3.34%	Nov 2022
3. Marina Bay—Marina del Rey, CA(6)		205	68,347	—	N/A	N/A	N/A
4. Avalon Venice on Rose—Venice, CA		70	56,529	31,696	Fixed	3.31%	Jun 2020
5. Boca Town Center—Boca Raton, FL(7)		252	45,761	25,000	Fixed	3.71%	Feb 2019
6. Avalon Station 250—Dedham, MA		285	94,925	60,000	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower—Bethesda, MD		235	76,793	46,500	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay—New York, NY		208	133,686	70,000	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon—Kirkland, WA		130	49,467	30,615	Fixed	3.75%	Feb 2019

Total U.S. Fund	28.6%	1,726	$649,081	$327,849		3.93%

AC JV(8)
1. Archstone North Point—Cambridge, MA(9)		426	$186,444	$111,653	Fixed	6.00%	July 2021
2. Archstone Woodland Park—Herndon, VA(9)		392	84,776	50,647	Fixed	6.00%	July 2021

Total AC JV	20.0%	818	$271,220	$162,300		6.00%

Residual JV(11)
1. SWIB		1,902	$434,173	$187,021	Fixed/Variable	4.37%	Dec 2014(12)

Total Residual JV	8.0%	1,902	$434,173	$187,021		4.37%

Other Operating Joint Ventures
1. Avalon Chrystie Place I—New York, NY(10)	20.0%	361	$138,386	$117,000	Variable	0.63%	Nov 2036
2. Avalon at Mission Bay North II—San Francisco, CA(10)	25.0%	313	$124,337	$105,000	Fixed	6.02%	Dec 2015
3. Archstone Brandywine—Washington, DC	28.7%	305	$17,290	$24,839	Fixed	4.30%	Jun 2028

		979	$280,013	$246,839		3.29%

		11,199	$2,572,887	$1,458,100		4.33%

(1)
Represents total capitalized cost as of December 31, 2013.

(2)
We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)
Represents weighted average rate on outstanding debt as of December 31, 2013.

(4)
Beginning in the third quarter of 2010, we consolidated the net assets and results of operations of The Springs.

(5)
Borrowing on this community is comprised of two mortgage loans.

(6)
This community is currently under redevelopment for which the venture is expecting to invest $32.9 million. Currently approximately one half of the apartment homes are not in service due to the redevelopment. This community is owned through a leasehold interest.

(7)
The debt secured by this community is a variable rate note converted to an effective fixed rate borrowing with an interest rate swap.

(8)
As discussed in this report, the venture commenced the construction of a third operating community in Cambridge, MA that, when completed, is expected to contain 103 apartments homes for a total capitalized cost of $28,000,000.

(9)
Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(10)
After the venture makes certain threshold distributions to the third-party partner, we will generally receive 50% of all further distributions.

(11)
Our ownership interest of 8.0% is determined by our 40.0% ownership interest in the joint venture entity with Equity Residential which owns a 20% interest in this joint venture.

(12)
Maturity date represents the earliest of the maturity dates on the two loans and six draws on the credit facility relating to the six communities owned by SWIB. Maturity dates range from December 2014 to December 2029.

Off-Balance Sheet Arrangements

        In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, "Investments in Real Estate Entities," of our Consolidated Financial Statements located elsewhere in this report.

  •
  Subsidiaries of Fund I have four loans secured by individual assets with aggregate amounts outstanding of $66,132,000, including $22,169,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010. Fund I subsidiary loans have varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from October 2014 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

    In addition, as part of the formation of Fund I, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2013). As of December 31, 2013, the expected realizable value of the real estate assets owned by Fund I is considered adequate to cover such potential payment to that partner under the expected Fund I liquidation scenario. The estimated fair value of, and our obligation under, this guarantee both at inception and as of December 31, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2013.

  •
  As of December 31, 2013, subsidiaries of Fund II have 13 loans secured by individual assets with aggregate amounts outstanding of $467,959,000 with varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

    In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of December 31, 2013). As of December 31, 2013, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under, this guarantee, both at inception and as of December 31, 2013, was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2013.

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

        In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

  •
  The U.S. Fund was formed in July 2011 and is fully invested. As of December 31, 2013, the U.S. Fund owns nine communities containing 1,726 apartment homes, one of which includes a marina containing 229 boat slips. Through subsidiaries we own the general partner of the U.S. Fund and hold a 28.6% interest in the U.S. Fund.

    As of December 31, 2013, subsidiaries of the U.S. Fund have nine loans secured by individual assets with aggregate amounts outstanding of $327,849,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

  •
  The AC JV is a joint venture in which we acquired Archstone's 20% ownership interest. The AC JV was formed in 2011 and as of December 31, 2013 owned two operating apartment communities containing 818 apartment homes in Cambridge, MA and Herndon, VA. The AC JV partnership agreement contains provisions that require the Company to provide a ROFO to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. During the year ended December 31, 2013, the Company provided the AC JV with the opportunity to acquire a parcel of land owned by the Company as required in the right of first offer provisions for the joint venture. The AC JV exercised its right to acquire the land parcel for development and commenced construction of an additional apartment community located in Cambridge, MA, which is expected to contain 103 apartment homes and be completed for a total capitalized cost of $28,000,000. The Company sold the parcel of land to the AC JV in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. The Company owns one additional land parcel for the development of 301 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition that is subject to ROFO restrictions. The ROFO restriction expires in 2019.

    As of December 31, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

  •
  Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, we acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2013, hold a 28.7% equity interest in the venture.

    As of December 31, 2013, Brandywine has an outstanding $24,839,000 fixed rate mortgage loan that is payable by Brandywine. We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

  •
  Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the "Residual JV") through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the "Residual Assets"), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the "Residual Liabilities"). The Residual Assets include interests in apartment communities in Germany (including through a fund which Archstone managed); a 20.0% interest in SWIB, a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States; two land parcels; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities generally include most existing or future litigation and claims related to Archstone's operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company generally holds a 40% economic interest in the assets and liabilities of the Residual JV.

    As of December 31, 2013, SWIB has two loans and draws on a credit facility secured by individual assets with aggregate amounts outstanding of $187,021,000 with varying maturity dates, ranging from December 2014 to December 2029. We have not guaranteed the debt of SWIB, nor do we have any obligation to fund this debt should SWIB be unable to do so.

        There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.

Contractual Obligations

        Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2013 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$6,029,998	$166,986	$903,972	$1,075,354	$3,883,686
Interest on Debt Obligations	2,179,768	259,520	484,354	359,229	1,076,665
Capital Lease Obligations(1)	64,461	1,863	20,968	1,696	39,934
Operating Lease Obligations(1)	1,345,871	19,801	39,185	38,191	1,248,694

	$9,620,098	$448,170	$1,448,479	$1,474,470	$6,248,979

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

  •
  our qualification as a REIT under the Internal Revue Code;

  •
  the real estate markets in Northern and Southern California and markets in selected states in the Mid-Atlantic, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;

  •
  the availability of debt and equity financing;

  •
  interest rates;

  •
  general economic conditions including the potential impacts from the economic conditions; and

  •
  trends affecting our financial condition or results of operations.

        We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1a. "Risk Factors," in this report for further discussion of risks associated with forward-looking statements.

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

  •
  we may be unsuccessful in our management of Fund I, Fund II, the U.S. Fund, the AC JV or the REIT vehicles that are used with each of them; and

  •
  we may be unsuccessful in managing changes in our portfolio composition.

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

        If we were to consolidate the joint ventures that we accounted for using the equity method, excluding joint venture entities the company formed with Equity Residential as part of the Archstone Acquisition, at December 31, 2013, our assets would have increased by $1,925,274,000 and our liabilities would have increased by $1,280,744,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

  •
  For entities not considered to be variable interest entities, the nature of the entity changed such that it would be considered a variable interest entity and we were considered the primary beneficiary.

  •
  For entities in which we do not hold a controlling voting and/or variable interest, the contractual arrangement changed resulting in our investment interest being either a controlling voting and/or variable interest.

        We evaluate our accounting for investments on a regular basis including when a significant change in the design of an entity occurs.

Cost Capitalization

        We capitalize costs during the development of assets. Capitalization begins when we determine that development of a future asset is probable and continues until the asset, or a portion of the asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking apartment homes out of service when significant renovation of the common area has begun and continue until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment and continue until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized as they accrue.

        During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $38,128,000, $26,513,000, and $23,984,000 for 2013, 2012 and 2011, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

        There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2013 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our costs charged to expense would have increased by $3,813,000.

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

        Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2013 would have decreased by $3,159,000.

Abandoned Pursuit Costs & Asset Impairment

        We evaluate our real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we assess its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2013, 2012 and 2011, we did not recognize any impairment losses for wholly-owned operating real estate assets.

        We expensed costs related to abandoned pursuits, which includes the abandonment of Development Rights and disposition pursuits, in the amounts of $998,000 in 2013, $1,757,000 in 2012 and $1,957,000 in 2011. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Operations and Other Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.

        We also assess land held for development for impairment if our intent changes with respect to the development of the land. We did not recognize any impairment charges for land holdings in 2013 or 2012. During 2011, we concluded that we would pursue the sale of two land parcels where the carrying values of the two land parcels were not fully recoverable. As a result, we recognized an aggregate charge of $12,097,000 for the impairment of these land parcels. We had previously recognized an impairment loss of $9,952,000 in 2008 when we determined that we no longer intended to pursue development of the assets. Our change in intent to pursue disposition of these assets rather than holding for investment triggered the determination that a further impairment of the basis of the land parcels existed. We looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels. Considering our knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, we used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

        We also evaluate our unconsolidated investments for impairment, considering both the carrying value of the investment, estimated to be the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as our proportionate share of any impairment of assets held by unconsolidated investments. During 2011, we concluded that because the market for for-sale housing development had not improved as expected, the investment in an unconsolidated joint venture was impaired and that impairment was other than temporary. As a result, we recognized a charge of $1,955,000 for the impairment of the investment in the unconsolidated joint venture. There were no impairment losses recognized by any of our investments in unconsolidated entities during 2013 or 2012.

        Our focus on value creation through real estate development presents an impairment risk in the event of a future deterioration of the real estate and/or capital markets or a decision by us to reduce or cease development. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed, or the likelihood of any future impairment charges, if any. You should also review Item 1a., "Risk Factors" in this Form 10-K.

REIT Status

        We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code for the year ended

December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of our taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2013, our net income would have decreased by approximately $141,963,000.

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

Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements

        The following discussion updates the disclosures under "Federal Income Tax Considerations and Consequences of Your Investment" in the prospectus dated February 27, 2012 contained in our Registration Statement on Form S-3 filed with the SEC on February 27, 2012 and in our other registration statements into which this Annual Report on Form 10-K is incorporated by reference.

Additional Disclosure Relating to Taxation of AvalonBay as a REIT

        The section captioned "Taxation of AvalonBay as a REIT—Ownership of Partnership Interests by a REIT" is replaced in its entirety by the following:

        Ownership of Partnership Interests by a REIT.    A REIT that is a partner in a partnership (or a member in a limited liability company or other entity that is treated as a partnership for U.S. federal income tax purposes) will be deemed to own its proportionate share of the assets of the partnership and will be deemed to earn its proportionate share of the partnership's income. The assets and gross income of the partnership retain the same character in the hands of the REIT for purposes of the asset and gross income tests applicable to REITs as described below. Thus, our proportionate share of the assets and items of gross income of any entity taxable as a partnership for U.S. federal income tax purposes in which we hold an interest will be treated as our assets and liabilities and our items of income for purposes of applying the requirements described in this prospectus. The assets, liabilities and items of income of any partnership in which we own an interest include such entity's share of the assets and liabilities and items of income with respect to any partnership in which it holds an interest.

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

        The discussion above does not apply to our interest in any partnership or other unincorporated entity treated as a corporation for U.S. federal income tax purposes. If an entity that we treated as a partnership for U.S. federal income tax purposes and the REIT requirements were determined instead to be taxed as a corporation, we could fail one or more of the REIT income and asset tests described below. Generally, a domestic unincorporated entity with two or more owners is treated as a partnership for U.S. federal income tax purposes unless it affirmatively elects to be treated as a corporation. However, certain "publicly traded partnerships" are treated as corporations for U.S. federal income tax purposes. A "publicly traded partnership" is any partnership (i) the interests in which are traded on an established securities market or (ii) the interests in which are readily tradable on a "secondary market or the substantial equivalent thereof." However, under the relevant Treasury Regulations, interests in a partnership will not be considered readily tradable on a secondary market or on the substantial equivalent of a secondary market if the partnership qualifies for specified "safe harbors," which are based on the specific facts and circumstances relating to the partnership. Moreover, certain publicly traded partnerships will avoid being treated as a corporation for U.S. federal income tax purposes if the partnership derives at least 90% of its gross income from certain specified sources of "qualifying income." We do not believe that any of our direct or indirect subsidiary partnerships should be treated as corporations under the publicly traded partnership rules. However, a contrary determination could prevent us from qualifying as a REIT.

        The fifth paragraph in the section captioned "Taxation of AvalonBay as a REIT—Income Tests Applicable to REITs" is replaced with the following:

        Taxable dividends from a taxable REIT subsidiary and gain from a sale or other taxable disposition of interests in a taxable REIT subsidiary will qualify under the 95% income test, but not the 75% income test. Our need to satisfy the 75% income test may adversely affect our ability to distribute earnings from, or dispose of our investment in, a taxable REIT subsidiary.

        The following paragraph is added at the end of the section captioned "Taxation of AvalonBay as a REIT—Asset Tests Applicable to REITs":

        Shares in other qualifying REITs are treated as "real estate assets" for purposes of the REIT assets tests, while shares of our taxable REIT subsidiaries do not qualify as "real estate assets."

        The last sentence in the section captioned "Other U.S. Federal Income Tax Withholding and Reporting Requirements" is replaced with the following:

        The most recent guidance from the IRS delays withholding under FATCA on withholdable payments to foreign financial institutions and non-financial foreign entities until after December 31, 2016 with respect to gross proceeds of a disposition of property that can produce U.S. source interest or dividends and certain other sources of income and after June 30, 2014 with respect to other withholdable payments.

        The section captioned "Expiration of Certain Reduced Tax Provisions" is replaced with the following:

Federal Income Tax Rates Update

        As of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" for non-corporate taxpayers is 20%, (2) the maximum tax rate on long-term capital gain for non-corporate taxpayers is 20%, (3) the highest marginal non-corporate income tax rate is 39.6%, and (4) the backup withholding rate remains at 28%. Thus, references in the prospectus to "15% rate gain distributions" shall be replaced with references to "20% rate gain distributions," which are taxed to non-corporate U.S. shareholders at the new maximum 20% long-term capital gains rate.

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

        As of December 31, 2013 and 2012, we had $1,011,609,000 and $476,935,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2013 and 2012, our annual interest costs would have increased by approximately $9,680,000 and $3,969,000, respectively, based on balances outstanding during the applicable years. In conjunction with the Archstone Acquisition, we assumed approximately $2,034,482,000 secured fixed and floating rate indebtedness, which impacted the Company's overall exposure to interest rate risk. In May 2013, a $215,000,000 forward interest rate protection agreement matured, resulting in a payment to the counterparty of $51,000,000, the fair value at time of settlement.

        Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.

        In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate carrying value of $6,029,998,000 at December 31, 2013 had an estimated aggregate fair value of $6,294,850,000 at December 31, 2013. Contractual fixed rate debt represented $5,255,089,000 of the fair value at December 31, 2013. If interest rates had been 100 basis points higher as of December 31, 2013, the fair value of this fixed rate debt would have decreased by approximately $321,709,000.

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

  (b)
  Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

    Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9b.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2014.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2014, to the extent not set forth below.

        The Company maintains the 2009 Stock Option and Incentive Plan (the "2009 Plan") and the 1996 Non-Qualified Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

        The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Incentive Plan (the "1994 Plan") under which awards were previously made, and the ESPP as of December 31, 2013:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,545,891	(2)	112.32	(3)	2,341,585
Equity compensation plans not approved by security holders(4)	—		n/a		724,675

Total	1,545,891		112.32	(3)	3,066,260

(1)
Consists of the 2009 Plan.

(2)
Includes 87,856 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2014 and December 31, 2015, and the number of shares issuable based on actual performance for Performance Awards awarded to officers maturing on December 31, 2013. Does not include 182,083 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2014.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements
Index to Financial Statements
Consolidated Financial Statements and Financial Statement Schedule:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-6
Notes to Consolidated Financial Statements	F-9
15(a)(2) Financial Statement Schedule
Schedule III—Real Estate and Accumulated Depreciation	F-47

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

15(a)(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

INDEX TO EXHIBITS

3(i).1	—	Articles of Amendment and Restatement of Articles of Incorporation of the Company, dated as of June 4, 1998. (Incorporated by reference to Exhibit 3(i) to Form 10-K of the Company filed March 1, 2007.)
3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(i).3	—	Articles of Amendment, dated as of May 22, 2013. (Incorporated by reference to Exhibit 3(i).3 to Form 8-K of the Company filed on May 22, 2013.)
3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on May 21, 2009. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed November 2, 2012.)
3(ii).2	—	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated February 10, 2010. (Incorporated by reference to Exhibit 3(ii).2 to Form 10-Q of the Company filed November 2, 2012.)
3(ii).3	—	Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated September 19, 2012. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed September 20, 2012.)
4.1	—
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
10.6+	—
Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.7+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Blair, Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)
10.8+	—	Employment Agreement between the Company and Timothy J. Naughton, dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 21, 2011.)
10.9+	—	Employment Agreement between the Company and Thomas J. Sargeant dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed December 21, 2011.)
10.10+	—	Employment Agreement between the Company and Leo S. Horey dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed December 21, 2011.)
10.11+	—	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 28, 2009.)

10.12+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.13+	—
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
10.15+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.16+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.17+	—
1996 Non-Qualified Employee Stock Purchase Plan, dated June 26, 1997, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Post-effective Amendment No. 1 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed June 26, 1997.)
10.18+	—
1996 Non-Qualified Employee Stock Purchase Plan—Plan Information Statement dated June 26, 1997. (Incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8 of the Company (File No. 333-16837), filed November 26, 1996.)
10.19+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 2, 2013.)
10.20+	—	The Company's Officer Severance Plan, as amended and restated on November 9, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed November 15, 2011.)
10.21+	—
AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)
10.22+	—
Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.23 to Form 10-K of the Company filed February 22, 2013.)
10.23+	—
Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-K of the Company filed February 22, 2013.)
10.24+	—
Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.25 to Form 10-K of the Company filed February 22, 2013.)
10.25+	—
Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.26 to Form 10-K of the Company filed February 22, 2013.)

10.26+	—	Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.27 to Form 10-K of the Company filed February 22, 2013.)
10.27+	—
Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.33 to Form 10-K of the Company filed March 2, 2009.)
10.28+	—
Form of AvalonBay Communities, Inc. Director Restricted Unit Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.29 to Form 10-K of the Company filed February 22, 2013.)
10.29+	—
Form of AvalonBay Communities, Inc. Director Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.30 to Form 10-K of the Company filed February 22, 2013.)
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
10.33+	—
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
10.36+	—	Form of AvalonBay Communities, Inc. 2008 Performance Plan Deferred Stock Award Agreement. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 22, 2008.)
10.37+	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2013.)

10.38	—	Shareholders Agreement, dated February 27, 2013, by and among the Company, Archstone Enterprise LP and Lehman Brothers Holdings Inc. (Incorporated by Reference to Exhibit 10.2 to Form 8-K of the Company filed March 5, 2013.)
10.39	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.40	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)
10.41	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.42	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.43	—
Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and the parties named therein. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Company filed March 5, 2013.)
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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders' equity, and (v) notes to consolidated financial statements.

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

AvalonBay Communities, Inc.
Date: February 27, 2014	By:	/s/ TIMOTHY J. NAUGHTON Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2014	By:	/s/ TIMOTHY J. NAUGHTON Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 27, 2014	By:	/s/ THOMAS J. SARGEANT Thomas J. Sargeant, Chief Financial Officer (Principal Financial Officer)
Date: February 27, 2014	By:	/s/ KERI A. SHEA Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 27, 2014	By:	/s/ GLYN F. AEPPEL Glyn F. Aeppel, Director
Date: February 27, 2014	By:	/s/ ALAN B. BUCKELEW Alan B. Buckelew, Director
Date: February 27, 2014	By:	/s/ BRUCE A. CHOATE Bruce A. Choate, Director
Date: February 27, 2014	By:	/s/ JOHN J. HEALY, JR. John J. Healy, Jr., Director
Date: February 27, 2014	By:	/s/ LANCE R. PRIMIS Lance R. Primis, Director
Date: February 27, 2014	By:	/s/ PETER S. RUMMELL Peter S. Rummell, Director
Date: February 27, 2014	By:	/s/ H. JAY SARLES H. Jay Sarles, Director
Date: February 27, 2014	By:	/s/ W. EDWARD WALTER W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

        We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2014

 Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
AvalonBay Communities, Inc.:

        We have audited AvalonBay Communities, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AvalonBay Communities, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9a. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of AvalonBay Communities, Inc. and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2014

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	12-31-13	12-31-12
ASSETS
Real estate:
Land	$3,315,521	$1,406,706
Buildings and improvements	11,230,813	6,847,227
Furniture, fixtures and equipment	343,802	249,023

	14,890,136	8,502,956
Less accumulated depreciation	(2,503,902)	(1,945,281)

Net operating real estate	12,386,234	6,557,675
Construction in progress, including land	1,583,120	802,779
Land held for development	300,364	316,037
Operating real estate assets held for sale, net	14,491	338,629

Total real estate, net	14,284,209	8,015,120
Cash and cash equivalents	281,541	2,733,618
Cash in escrow	98,481	49,950
Resident security deposits	26,672	24,748
Investments in unconsolidated real estate entities	367,866	129,352
Deferred financing costs, net	40,677	38,700
Deferred development costs	31,592	24,665
Prepaid expenses and other assets	197,105	143,925

Total assets	$15,328,143	$11,160,078

LIABILITIES AND EQUITY
Unsecured notes, net	$2,594,709	$1,945,798
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,550,682	1,905,235
Dividends payable	138,476	110,966
Payables for construction	94,472	52,903
Accrued expenses and other liabilities	243,045	216,756
Accrued interest payable	43,353	33,056
Resident security deposits	45,485	37,049
Liabilities related to real estate assets held for sale	874	10,495

Total liabilities	6,711,096	4,312,258

Redeemable noncontrolling interests	17,320	7,027
Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both December 31, 2013 and December 31, 2012; zero shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value; 280,000,000 and 140,000,000 shares authorized at December 31, 2013 and December 31, 2012, respectively; 129,416,695 and 114,403,472 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,294	1,144
Additional paid-in capital	8,988,723	7,086,407
Accumulated earnings less dividends	(345,254)	(142,329)
Accumulated other comprehensive loss	(48,631)	(108,007)

Total stockholders' equity	8,596,132	6,837,215

Noncontrolling interest	3,595	3,578

Total equity	8,599,727	6,840,793

Total liabilities and equity	$15,328,143	$11,160,078

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	For the year ended
	12-31-13	12-31-12	12-31-11
Revenue:
Rental and other income	$1,451,419	$990,370	$890,431
Management, development and other fees	11,502	10,257	9,656

Total revenue	1,462,921	1,000,627	900,087

Expenses:
Operating expenses, excluding property taxes	352,245	259,350	246,872
Property taxes	158,774	97,555	88,964
Interest expense, net	172,402	136,920	167,814
Loss on interest rate contract	51,000	—	—
Loss on extinguishment of debt, net	14,921	1,179	1,940
Depreciation expense	560,215	243,680	226,728
General and administrative expense	39,573	34,101	29,371
Expensed acquisition, development and other pursuit costs	45,050	11,350	2,967
Casualty and impairment loss	—	1,449	14,052

Total expenses	1,394,180	785,584	778,708

Equity in (loss) income of unconsolidated entities	(11,154)	20,914	5,120
Gain on sale of land	240	280	13,716
Gain on acquisition of unconsolidated entity	—	14,194	—

Income from continuing operations	57,827	250,431	140,215

Discontinued operations:
Income from discontinued operations	16,713	26,820	20,065
Gain on sale of real estate assets	278,231	146,311	281,090

Total discontinued operations	294,944	173,131	301,155

Net income	352,771	423,562	441,370
Net loss attributable to noncontrolling interests	370	307	252

Net income attributable to common stockholders	$353,141	$423,869	$441,622

Other comprehensive income:
Unrealized loss on cash flow hedges	—	(22,876)	(85,845)
Cash flow hedge losses reclassified to earnings	59,376	1,889	—

Comprehensive income	$412,517	$402,882	$355,777

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders	$0.46	$2.57	$1.55
Discontinued operations attributable to common stockholders	2.32	1.77	3.34

Net income attributable to common stockholders	$2.78	$4.34	$4.89

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders	$0.46	$2.55	$1.55
Discontinued operations attributable to common stockholders	2.32	1.77	3.32

Net income attributable to common stockholders	$2.78	$4.32	$4.87

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Shares issued
						Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock	Additional paid-in capital				Noncontrolling interests	Total equity
Balance at December 31, 2010	—	85,899,080	$—	$859	$3,593,677	$(282,743)	$(1,175)	$3,310,618	$4,973	$3,315,591
Net income attributable to common stockholders	—	—	—	—	—	441,622	—	441,622	(1,172)	440,450
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(85,845)	(85,845)	—	(85,845)
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(2,607)	—	(2,607)	—	(2,607)
Noncontrolling interest consolidation and income allocation	—	—	—	—	—	—	—	—	3,350	3,350
Dividends declared to common stockholders	—	—	—	—	—	(326,813)	—	(326,813)	—	(326,813)
Issuance of common stock, net of withholdings	—	9,276,597	—	93	1,036,316	(1,107)	—	1,035,302	—	1,035,302
Amortization of deferred compensation	—	—	—	—	22,464	—	—	22,464	—	22,464

Balance at December 31, 2011	—	95,175,677	—	952	4,652,457	(171,648)	(87,020)	4,394,741	7,151	4,401,892
Net income attributable to common stockholders	—	—	—	—	—	423,869	—	423,869	—	423,869
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(22,876)	(22,876)	—	(22,876)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	1,889	1,889	—	1,889
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(375)	—	(375)	—	(375)
Noncontrolling interest consolidation and income allocation	—	—	—	—	—	—	—	—	(3,573)	(3,573)
Dividends declared to common stockholders	—	—	—	—	—	(391,906)	—	(391,906)	—	(391,906)
Issuance of common stock, net of withholdings	—	19,227,795	—	192	2,416,852	(2,269)	—	2,414,775	—	2,414,775
Amortization of deferred compensation	—	—	—	—	17,098	—	—	17,098	—	17,098

Balance at December 31, 2012	—	114,403,472	—	1,144	7,086,407	(142,329)	(108,007)	6,837,215	3,578	6,840,793
Net income attributable to common stockholders	—	—	—	—	—	353,141	—	353,141	—	353,141
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	59,376	59,376	—	59,376
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(1,246)	—	(1,246)	—	(1,246)
Noncontrolling interest consolidation and income allocation	—	—	—	—	1,515	—	—	1,515	17	1,532
Dividends declared to common stockholders	—	—	—	—	—	(553,829)	—	(553,829)	—	(553,829)
Issuance of common stock, net of withholdings	—	15,013,223	—	150	1,873,792	(991)	—	1,872,951	—	1,872,951
Amortization of deferred compensation	—	—	—	—	27,009	—	—	27,009	—	27,009

Balance at December 31, 2013	—	129,416,695	$—	$1,294	$8,988,723	$(345,254)	$(48,631)	$8,596,132	$3,595	$8,599,727

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended
	12-31-13	12-31-12	12-31-11
Cash flows from operating activities:
Net income	$352,771	$423,562	$441,370
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	560,215	243,680	226,728
Depreciation expense from discontinued operations	13,500	16,414	23,541
Amortization of deferred financing costs and debt (premium) discount	(22,947)	6,427	5,834
Amortization of stock-based compensation	15,160	8,707	7,244
Equity in loss (income) of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	33,125	(12,103)	2,246
Cash flow hedge losses reclassified to earnings	59,376	1,889	—
Casualty loss and impairment of real estate assets	—	1,449	14,052
Loss on extinguishment of debt, net	14,921	1,781	5,820
Gain on sale of real estate assets	(278,471)	(146,591)	(294,806)
Gain on acquisition of unconsolidated entity	—	(14,194)	—
(Increase) decrease in cash in operating escrows	(28,960)	6,543	(7,702)
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(5,186)	7,992	(4,018)
Decrease (increase) in accrued expenses, other liabilities and accrued interest payable	10,997	(4,737)	9,045

Net cash provided by operating activities	724,501	540,819	429,354

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,285,715)	(755,363)	(640,778)
Acquisition of real estate assets, including partnership interest	(839,469)	(155,755)	(46,275)
Capital expenditures—existing real estate assets	(24,415)	(23,452)	(41,851)
Capital expenditures—non-real estate assets	(2,200)	(3,076)	(8,281)
Proceeds from exchange/sale of real estate, net of selling costs	919,682	274,018	310,228
Increase in payables for construction	34,779	16,832	2,342
Decrease in cash in construction escrows	—	16,824	14,109
Acquisition of mortgage note	—	—	(1,701)
Decrease (increase) in investments in unconsolidated real estate entities	16,164	6,586	(30,934)

Net cash used in investing activities	(1,181,174)	(623,386)	(443,141)

Cash flows from financing activities:
Issuance of common stock	4,703	2,430,190	1,049,835
Dividends paid	(526,050)	(365,572)	(318,231)
Issuance of mortgage notes payable	84,928	—	—
Repayments of mortgage notes payable, including prepayment penalties	(2,110,347)	(110,013)	(200,166)
Issuance of unsecured notes	750,000	700,000	—
Settlement of interest rate contract	(51,000)	(54,930)	—
Repayment of unsecured notes	(100,000)	(381,001)	(189,900)
Payment of deferred financing costs and issuance discounts	(10,100)	(15,664)	(5,996)
Redemption of units for cash by minority partners	(1,965)	—	(25)
Acquisition of joint venture partner equity interest	—	(3,350)	(9,070)
Distributions to DownREIT partnership unitholders	(32)	(29)	(20)
Distributions to joint venture and profit-sharing partners	(317)	(299)	(194)
Redemption of preferred interest obligation	(35,224)	—	—

Net cash (used in) provided by financing activities	(1,995,404)	2,199,332	326,233

Net (decrease) increase in cash and cash equivalents	(2,452,077)	2,116,765	312,446
Cash and cash equivalents, beginning of year	2,733,618	616,853	304,407

Cash and cash equivalents, end of year	$281,541	$2,733,618	$616,853

Cash paid during the year for interest, net of amount capitalized	$179,325	$119,268	$156,898

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

        Supplemental disclosures of non-cash investing and financing activities:

        During the year ended December 31, 2013:

  •
  As described in Note 4, "Equity," 14,889,706 shares of common stock valued at $1,875,210,000 were issued as partial consideration for the Archstone Acquisition (as defined in this Form 10-K); 123,977 shares of common stock valued at $16,019,000 were issued in connection with stock grants; 2,002 shares valued at $269,000 were issued through the Company's dividend reinvestment plan; 48,310 shares valued at $6,127,000 were withheld to satisfy employees' tax withholding and other liabilities; and 7,653 shares and certain options valued at $1,105,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

  •
  The Company reclassified $5,892,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net, and $53,484,000 to loss on interest rate contract, to record the impact of the Company's derivative and hedge accounting activity.

  •
  Common stock dividends declared but not paid totaled $138,476,000.

  •
  The Company recorded $13,262,000 in redeemable noncontrolling interests associated with consolidated joint ventures acquired as part of the Archstone Acquisition. The Company also recorded an increase of $1,246,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

  •
  The Company assumed secured indebtedness with a principal amount of $3,512,202,000 in conjunction with the Archstone Acquisition, discussed further in Note 3, "Notes Payable, Unsecured Notes and Credit Facility." The Company also assumed an obligation related to outstanding preferred interests of approximately $67,500,000, included in accrued expenses and other liabilities, and discussed further in Note 5, "Archstone Acquisition."

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

  •
  Common stock dividends declared but not paid totaled $110,966,000.

  •
  The Company recorded an increase of $375,000 in redeemable noncontrolling interests with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put option held by a joint venture partner and DownREIT partnership units.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

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

  •
  Common stock dividends declared but not paid totaled $84,953,000.

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

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

        AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"). The Company focuses on the development, acquisition, ownership and operation of apartment communities primarily in high barrier to entry markets of the United States. The Company's primary markets are located in New England, the New York/New Jersey Metro area, the Mid-Atlantic, the Pacific Northwest and the Northern and Southern California regions of the United States.

        At December 31, 2013, the Company owned or held a direct or indirect ownership interest in 244 operating apartment communities containing 72,811 apartment homes in 12 states and the District of Columbia, of which three communities containing 1,126 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 29 communities under construction that are expected to contain an aggregate of 8,708 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 46 communities that, if developed as expected, will contain an estimated 12,986 apartment homes.

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

        The Company accounts for joint venture entities and subsidiary partnerships that are not variable interest entities in accordance with the guidance applicable to limited partnerships or similar entities. The Company evaluates the partnership of each joint venture entity and determines whether control over the partnership lies with the general partner or, when the limited partners have certain rights, with the limited partners. The Company consolidates an investment when both (i) the Company is the general partner and (ii) the limited partner interests do not overcome the Company's presumption of control by having either substantive participating rights, the ability to remove the Company as the general partner or the ability to dissolve the partnership.

        The Company generally uses the equity method under all other potential scenarios, including where (i) the Company holds a general partner interest but the presumption of control by the Company is overcome by the limited partner interests as described in the preceding paragraph or (ii) the Company holds a noncontrolling limited partner interest in a joint venture. Investments in which the Company has little or no influence are accounted for using the cost method.

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

        The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company is not obligated to perform significant activities after the sale.

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

        The Company acquired as Development Rights four land parcels improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2013, the Company is actively pursuing development of all of these parcels. For the land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on these land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

        In connection with the acquisition of an operating community, the Company identifies and records each asset acquired and liability assumed in such transaction at its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, and the in-place lease intangible assets, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The fair value of acquired in-place leases is determined based on the estimated cost to replace such leases, including foregone rents during an assumed re-lease period, as well as the impact on projected cash flow of acquired leases with leased rents above or below current market rents. The Company expenses all costs incurred related to acquisitions.

        Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to thirty years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes

        As of December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2010 through 2012.

        The Company elected to be taxed as a REIT under the Code for its tax year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of its taxable income over the time period allowed under the Code to its stockholders. The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the avoidance of income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2013, 2012 and 2011. In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries is subject to federal, state and local income taxes, although no taxes were incurred during 2013, 2012 and 2011.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

        The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013 Estimate	2012 Actual	2011 Actual
Net income attributable to common stockholders	$353,141	$423,869	$441,622
GAAP gain on sale of communities (in excess of) less than tax gain	29,388	37,525	(84,152)
Depreciation/amortization timing differences on real estate	176,982	9,572	9,192
Tax compensation expense less than (in excess of) GAAP	31,524	(26,314)	(43,145)
Casualty and impairment loss	—	1,449	14,052
Other adjustments	(14,974)	(9,034)	183

Taxable net income	$576,061	$437,067	$337,752

        The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Ordinary income	42%	47%	34%
15% capital gain (20% for 2013)	40%	33%	47%
Unrecaptured §1250 gain	18%	20%	19%

Deferred Financing Costs

        Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $19,719,000 as of December 31, 2013 and $20,773,000 as of December 31, 2012.

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

Interest Rate Contracts

        The Company utilizes derivative financial instruments to manage interest rate risk. See Note 11, "Fair Value," for further discussion of derivative financial instruments.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

Comprehensive Income

        Comprehensive income, as reflected on the Consolidated Statements of Comprehensive Income, is defined as all changes in equity during each period except for those resulting from investments by or distributions to shareholders. Accumulated other comprehensive loss, as reflected on the Consolidated Statements of Equity, reflects the effective portion of the cumulative changes in the fair value of derivatives in qualifying cash flow hedge relationships.

Earnings per Common Share

        Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share ("EPS"). Both the unvested restricted shares and other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company's earnings per common share are determined as follows (dollars in thousands, except per share data):

	For the year ended
	12-31-13	12-31-12	12-31-11
Basic and diluted shares outstanding
Weighted average common shares—basic	126,855,754	97,416,401	89,922,465
Weighted average DownREIT units outstanding	7,500	7,500	8,322
Effect of dilutive securities	402,649	601,251	846,675

Weighted average common shares—diluted	127,265,903	98,025,152	90,777,462

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$353,141	$423,869	$441,622
Net income allocated to unvested restricted shares	(563)	(1,264)	(1,631)

Net income attributable to common stockholders, adjusted	$352,578	$422,605	$439,991

Weighted average common shares—basic	126,855,754	97,416,401	89,922,465

Earnings per common share—basic	$2.78	$4.34	$4.89

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$353,141	$423,869	$441,622
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	32	28	27

Adjusted net income attributable to common stockholders	$353,173	$423,897	$441,649

Weighted average common shares—diluted	127,265,903	98,025,152	90,777,462

Earnings per common share—diluted	$2.78	$4.32	$4.87

Dividends per common share	$4.28	$3.88	$3.57

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

        Certain options to purchase shares of common stock in the amounts of 605,899 and 396,346 were outstanding as of December 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

        The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2013 was 1.4% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2013, 2012 and 2011.

Casualty Loss, Abandoned Pursuit Costs and Impairment of Long-Lived Assets

        During the year ended December 31, 2012 the Company incurred damages related to Superstorm Sandy at certain of its communities on the East Coast, and recognized a charge of $1,449,000 for the casualty loss associated with this damage on the accompanying Consolidated Statements of Comprehensive Income. The Company did not incur a casualty loss in 2013 or 2011.

        The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.

        The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $998,000, $1,757,000 and $1,957,000 during the years ended December 31, 2013, 2012 and 2011, respectively. These costs are included in operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

        The Company evaluates its real estate and other long-lived assets for impairment if the intent of the Company changes with respect to either the development of, or the expected hold period for, the land. The Company did not recognize any impairment charges for land holdings in 2013 or 2012.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

During 2011, the Company concluded that the carrying basis of two land parcels was not fully recoverable when the Company decided to pursue the sale of these assets. As a result, the Company recognized an aggregate charge of $12,097,000 for the impairment of these land parcels. The impairment recognized in 2011 was primarily attributable to one of the land parcels, which the Company sold in 2012. The Company had previously recognized an impairment loss of $9,952,000 in 2008 when the Company determined that it no longer intended to pursue development of these two land parcels. At that time, the Company had the intent and ability to hold the assets for the foreseeable future. The Company looked to a combination of internal models and third-party pricing estimates to determine the fair values for these impaired land parcels. Considering the Company's knowledge of multifamily residential development, the fair values of parcels zoned for multifamily development were generated using an internal model. Land parcels zoned for other purposes were valued using third-party estimates of fair value. For the internally generated fair values, the Company used a discounted cash flow analysis on the expected cash flows for a multifamily rental community. The cash flow analysis incorporated assumptions that market participants would make, including applying discount factors to the estimated future cash flows of the underlying asset, as well as potential disposition proceeds. The third-party values incorporated the use of estimated rates of return, investment time horizons and sales prices for land parcels considered to be market comparables, adjusted for known differences in critical areas including the existing entitlements (such as zoning and state of infrastructure readiness). Both valuation methods included significant other unobservable inputs and are therefore classified as Level 3 prices in the fair value hierarchy.

        The Company also evaluates its unconsolidated investments for impairment, considering both its carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as the Company's proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company's investments in unconsolidated entities during the years ended December 31, 2013 and December 31, 2012. During 2011, the Company recognized a charge of $1,955,000 for the impairment of its investment in an unconsolidated joint venture, which was disposed of during 2013.

Assets Held for Sale and Discontinued Operations

        The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company's Consolidated Statements of Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one operating community that qualified for held for sale presentation at December 31, 2013.

Redeemable Noncontrolling Interests

        Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest's initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in the Company's common shares, where permitted, may not be within the Company's control. The nature and valuation of the Company's redeemable noncontrolling interests are discussed further in Note 11, "Fair Value."

Derivative Instruments and Hedging Activities

        The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses both at inception and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Other than the $51,000,000 loss on interest rate contract recorded during 2013, fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Basis of Presentation (Continued)

Legal and Other Contingencies

        The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of the Company's business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on the Company's financial position or results of operations.

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

Recently Adopted Accounting Standards

        In February 2013, the FASB issued guidance on reclassifications out of accumulated other comprehensive income (AOCI). For significant items reclassified out of AOCI to net income in their entirety, reporting is required about the effect of the reclassifications on the respective line items where net income is presented. Additionally, for items that are not reclassified to net income in their entirety, a cross reference to other disclosures is required in the notes. The guidance did not have a material impact on the Company's financial position or results of operations.

2. Interest Capitalized

        The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $66,838,000, $49,556,000 and $33,863,000 for years ended December 31, 2013, 2012 and 2011, respectively.

3. Notes Payable, Unsecured Notes and Credit Facility

        The Company's mortgage notes payable, unsecured notes, and Credit Facility, as defined below, as of December 31, 2013 and December 31, 2012 are summarized below (dollars in thousands). The following amounts and discussion do not include the mortgage notes related to the communities

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Notes Payable, Unsecured Notes and Credit Facility (Continued)

classified as held for sale, if any, as of December 31, 2013 and 2012, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 7, "Real Estate Disposition Activities").

	12-31-13	12-31-12
Fixed rate unsecured notes(1)	$2,600,000	$1,950,000
Fixed rate mortgage notes payable—conventional and tax-exempt(2)	2,418,389	1,427,133
Variable rate mortgage notes payable—conventional and tax-exempt	1,011,609	476,935

Total notes payable and unsecured notes	6,029,998	3,854,068
Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$6,029,998	$3,854,068

(1)
Balances at December 31, 2013 and December 31, 2012 exclude $5,291 and $4,202 of debt discount, respectively, as reflected in unsecured notes, net on the Company's Consolidated Balance Sheets.

(2)
Balances at December 31, 2013 and December 31, 2012 exclude $120,684 and $1,167 of debt premium, respectively, as reflected in mortgage notes payable on the Company's Consolidated Balance Sheets.

        The following debt activity occurred during the year ended December 31, 2013:

  •
  In February 2013, as a portion of the consideration for the Archstone Acquisition, the Company assumed $3,512,202,000 consolidated principal amount of Archstone's existing secured indebtedness, repaying $1,477,720,000 principal amount of the indebtedness assumed concurrent with the closing of the Archstone Acquisition.

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

  •
  In May 2013, the Company obtained a 3.08% fixed rate secured mortgage loan that matures in June 2020 in the amount of $56,210,000, in association with the refinancing of an existing $47,000,000 variable rate secured mortgage note. The refinancing was necessitated by the secured community-specific tax protection obligation assumed through certain of the preferred interests the Company assumed as part of the Archstone Acquisition.

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

  •
  In December 2013, the Company issued $350,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $346,934,000. The notes mature in December 2023 and were issued at a 4.20% interest rate. The notes have an effective interest rate of 4.30% including the effect of offering costs.

  •
  In December 2013, the Company repaid a $150,000,000 fixed rate secured mortgage note with an interest rate of 5.66%, a $110,600,000 fixed rate secured mortgage note with an interest rate of 5.48%, and a $41,439,000 fixed rate secured mortgage note with an interest rate of 4.75%, in advance of their 2015 maturity dates, and incurred a charge for prepayment penalties and the write-off of deferred fees of $14,921,000.

        The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.05% (1.22% at December 31, 2013), assuming a one month borrowing rate. The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company's current credit rating.

        The Company had no borrowings outstanding under the Credit Facility and had $65,018,000 and $44,833,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2013 and December 31, 2012, respectively.

        In the aggregate, secured notes payable mature at various dates from November 2015 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,469,421,000, excluding communities classified as held for sale, as of December 31, 2013).

        As of December 31, 2013, the Company has guaranteed approximately $309,358,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate mortgage notes payable (conventional and tax-exempt) was 3.4% and 5.8% at December 31, 2013 and December 31, 2012, respectively. The weighted average interest rate of the Company's variable rate mortgage notes payable and its Credit Facility, including the effect of certain financing related fees, was 1.8% and 2.7% at December 31, 2013 and December 31, 2012, respectively.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Notes Payable, Unsecured Notes and Credit Facility (Continued)

        Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2013 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2014	$16,986	$—	$150,000	5.375%
2015	16,722	603,044	—	—
2016	17,951	16,255	250,000	5.750%
2017	19,033	710,491	250,000	5.700%
2018	18,398	77,432	—	—
2019	7,125	610,811	—	—
2020	6,190	50,824	250,000	6.100%
			400,000	3.625%
2021	5,965	27,844	250,000	3.950%
2022	6,350	—	450,000	2.950%
2023	6,744	—	350,000	4.300%
			250,000	3.000%
Thereafter	85,771	1,126,062	—	—%
	$207,235	$3,222,763	$2,600,000

        The Company's unsecured notes are redeemable at our option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific series of unsecured note, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued contains limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2013.

4. Equity

        As of December 31, 2013 and 2012, the Company's charter had authorized for issuance a total of 280,000,000 and 140,000,000 shares of common stock, respectively, and 50,000,000 shares of preferred stock.

        During the year ended December 31, 2013, the Company:

  (i)
  issued 44,241 shares of common stock in connection with stock options exercised;

  (ii)
  issued 2,002 common shares through the Company's dividend reinvestment plan;

  (iii)
  issued 123,977 common shares in connection with stock grants;

  (iv)
  withheld 48,310 common shares to satisfy employees' tax withholding and other liabilities;

  (v)
  cancelled 7,653 shares of restricted common stock upon forfeiture;

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity (Continued)

  (vi)
  issued 14,889,706 common shares in connection with the closing of the Archstone Acquisition; and

  (vii)
  issued 9,260 shares through the Employee Stock Purchase Plan.

        With respect to the 14,889,706 shares of common stock issued in conjunction with the Archstone Acquisition to Lehman (as defined below), in May 2013, Lehman sold 7,870,000 of the Company's common shares that it had received as consideration for the Archstone Acquisition. Lehman received all of the net proceeds from the offering. See discussion in Note 14, "Subsequent Events" for discussion of Lehman selling all of its remaining holdings of the Company's common stock in 2014.

        In August 2012, the Company commenced a third continuous equity program ("CEP III"), under which the Company is authorized by its Board of Directors to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2013, the Company had no sales under CEP III and had $646,274,000 of shares that remain authorized under CEP III for issuance under this program.

5. Archstone Acquisition

        On February 27, 2013, pursuant to an asset purchase agreement (the "Purchase Agreement") dated November 26, 2012, by and among the Company, Equity Residential and its operating partnership, ERP Operating Limited Partnership (together, "Equity Residential"), Lehman Brothers Holdings, Inc. ("Lehman", which term is sometimes used in this report to refer to Lehman Brothers Holdings, Inc., and/or its relevant subsidiary or subsidiaries), and Archstone Enterprise LP ("Archstone," which has since changed its name to Jupiter Enterprise LP), the Company, together with Equity Residential, acquired, directly or indirectly, all of Archstone's assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone's liabilities, both known and unknown, with certain limited exceptions.

        Under the terms of the Purchase Agreement, the Company acquired approximately 40% of Archstone's assets and liabilities and Equity Residential acquired approximately 60% of Archstone's assets and liabilities (the "Archstone Acquisition"). The Company accounted for the acquisition as a business combination and recorded the purchase price to acquired tangible assets consisting primarily of direct and indirect interests in land and related improvements, buildings and improvements, construction in progress and identified intangible assets and liabilities, consisting primarily of the value

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Archstone Acquisition (Continued)

of above and below market leases, and the value of in-places leases, at their fair values. The following table summarizes the Company's final purchase price allocation:

Acquisition Date Fair Value
(dollars in thousands)
Land and land improvements	$1,745,520
Buildings and improvements	3,711,853
FF&E	52,290
Construction-in-progress, including land and land held for development(1)	401,747
In-place lease intangibles	182,467
Other assets	109,717

Total consolidated assets	6,203,594
Interest in unconsolidated real estate entities	276,954

Total assets	6,480,548

Fair value of assumed mortgage notes payable	3,732,980
Liability for preferred obligations	67,493
Other liabilities	31,984
Noncontrolling interest	13,262

Net Assets Acquired	2,634,829

Common shares issued	1,875,210

Cash consideration	$759,619

(1)
Includes amounts for in-place leases for development communities.

        To finalize the purchase price allocation, the Company looked to transaction activity and data received subsequent to the acquisition date which provided the Company better information about the fair value of assets acquired and/or liabilities assumed. Additionally, the Company undertook an effort to evaluate identified assumed obligations as being attributable to the Company, the joint ventures formed with Equity Residential or as being covered under indemnification provisions of the Archstone Acquisition. The final acquisition date fair value has been updated to reflect the additional fair value support, the Company's determination of ownership for assumed liabilities, verification of rights to certain assets acquired, and the Company's allocable portion of the final working capital acquired. The Company's final purchase price allocation represents its best estimate of the fair value as of the acquisition date. Changes to the initial purchase price allocation did not have a material impact on the Company's Consolidated Financial Statements.

        The Company engaged a third party valuation specialist to assist in the determination of the fair value of each of the component parts of the operating communities, consisting of land and land improvements, buildings and improvements, furniture, fixtures and equipment, above and below market leases and in-place lease-related intangibles.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Archstone Acquisition (Continued)

        Land valuation was based on a market approach, whereby recent sales of similar properties were used, adjusted for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to the land were valued using a replacement cost approach and considered the structures and amenities included for the communities. The approach applied industry standard replacement costs adjusted for geographic specific considerations, and reduced by estimated depreciation. The value for furniture, fixtures and equipment was also determined based on a replacement cost approach, adjusted for estimated depreciation. The FF&E value estimate considered both costs for items in the apartment homes, such as appliances and furnishings, and those for common areas such as exercise facilities and on-site offices. The fair value of buildings acquired was estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considered the composition of structures in the acquired portfolio, adjusted for an estimate of depreciation. The estimate of depreciation was made considering industry standard information and depreciation curves for the identified asset classes. If the operating community is held in an unconsolidated joint venture, the Company valued its interest in the operating community based on its ownership interest.

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

        The Company applied a weighted average depreciation period for the in-place lease intangibles of six months. During the year ended December 31, 2013, the Company recognized $184,763,000 of depreciation expense for in-place lease intangibles, of which $179,733,000 is recorded as a component of depreciation expense on the accompanying Consolidated Statements of Comprehensive Income, and $5,030,000 is recorded as a component of income from discontinued operations on the accompanying Consolidated Statements of Comprehensive Income.

        The Company used a market approach where applicable, or otherwise an internal model to determine the fair value for the development land parcels acquired. The internal model applied a discounted cash flow analysis on the expected cash flows for each land parcel as if the expected multifamily rental community is constructed. The cash flow analysis incorporated assumptions that market participants would make, including the application of (i) discount factors to the estimated future cash flows of the underlying asset, (ii) a compound annual growth rate for the revenue from the operating community, and (iii) an exit capitalization rate.

        The Company valued the Development Communities under construction and/or in lease-up using either the invested capital basis, or an internal model, depending on the stage of construction completion. For Development Communities earlier in the construction process and not yet in lease-up, invested capital was the relevant metric and was considered reflective of the fair value of the community. For Development Communities that either had completed construction or that were substantially complete with construction and in lease-up, the Company used a capitalization rate model. The capitalization rate model considered the pro-forma NOI for the Development Community, relative

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Archstone Acquisition (Continued)

to NOI for comparable operating communities, with adjustments for the location and/or quality of the community. A capitalization rate was applied to each Development Community's NOI which was based on a relevant capitalization rate observed in comparable acquisition or disposition transactions, if available, as adjusted by the Company for differences in fundamentals between the Development Community and the referenced comparable transactions.

        Given the significance of unobservable inputs, the Company has classified the valuations of the real estate assets acquired as Level 3 prices under the fair value hierarchy.

        Other assets acquired consisted primarily of working capital determined by the Company to be reflective of the fair value.

        During the year ended December 31, 2013, the Company recognized $83,594,000 acquisition related expenses associated with the Archstone Acquisition, with $39,543,000 reported as a component of equity in income (loss) of unconsolidated entities, and the balance in expensed acquisition, development, and other pursuit costs on the accompanying Consolidated Statements of Comprehensive Income.

Consideration

        Pursuant to the Purchase Agreement and separate arrangements between the Company and Equity Residential governing the allocation of liabilities assumed under the Purchase Agreement, the Company's portion of consideration under the Purchase Agreement consisted of the following:

  •
  the issuance of 14,889,706 shares of the Company's common stock, valued at $1,875,210,000 as of the market's close on the closing date, February 27, 2013;

  •
  cash payment of approximately $760,000,000;

  •
  the assumption of consolidated indebtedness with a fair value of approximately $3,732,980,000, as of February 27, 2013, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeds the principal face value, $70,479,000 of which excess related to debt the Company repaid concurrent with the Archstone Acquisition;

  •
  the acquisition with Equity Residential of interests in entities that have preferred units outstanding, some of which may be presented for redemption from time to time. The Company's 40% share of the fair value of the collective obligations, including accrued dividends on these outstanding Archstone preferred units as of February 27, 2013, was approximately $67,500,000; and

  •
  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company shares 40% of the responsibility for these liabilities.

        The Company valued the assumed mortgage notes payable using a discounted cash flow analysis that incorporated assumptions that market participants would use. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considered credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of the assumed

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Archstone Acquisition (Continued)

mortgage notes payable are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

        The Company valued its obligation under the preferred units outstanding based on the current liquidation price of the respective preferred unit series, including accrued but unpaid dividends as appropriate. During the year ended December 31, 2013, the Company paid approximately $35,224,000 to redeem its proportionate share of a portion of the preferred interest obligations assumed in conjunction with the Archstone Acquisition. The Company used the pricing for the settlement as the fair value at February 27, 2013.

Pro Forma Information

        The following table presents information for assets acquired in the Archstone Acquisition that is included in the Company's Consolidated Statement of Comprehensive Income from the closing date of the acquisition, February 27, 2013, through December 31, 2013 (in thousands).

For the period including February 28, 2013 through December 31, 2013
Revenues	$353,427
Loss attributable to common shareholders(1)	$(105,589)

(1)
Amounts exclude acquisition costs for the Archstone Acquisition.

        The following table presents the Company's supplemental consolidated pro forma information as if the acquisition had occurred on January 1, 2012 (in thousands, except per share amounts):

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues	$1,534,868	$1,411,504
Income from continuing operations	$348,160	$158,738
Earnings per common share—diluted (from continuing operations)	$2.67	$1.22

        The pro forma consolidated results are prepared for informational purposes only, and are based on assumptions and estimates considered appropriate by the Company's management. However, they are not necessarily indicative of what the Company's consolidated financial condition or results of operations actually would have been assuming the Archstone Acquisition had occurred on January 1, 2012, nor do they purport to represent the consolidated financial position or results of operations for future periods.

Investments in Archstone Consolidated Entities

        In connection with the Archstone Acquisition, the Company entered into a limited liability company agreement with Equity Residential to acquire and own directly and indirectly certain Archstone entities (the "Archstone Legacy Entities") which hold indirect interests in real estate assets, including 16 of the 54 consolidated communities acquired by the Company. As of December 31, 2013, the Archstone Legacy Entities have outstanding preferred interests held by unrelated third parties with

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Archstone Acquisition (Continued)

an aggregate liquidation preference of approximately $90,000,000 (including accrued but unpaid distributions), which are generally subject to redemption at the election of the holders of such interests. One of the Archstone Legacy Entities previously entered into tax protection arrangements with the holders of certain of the preferred interests, which arrangements may limit for varying periods of time the Company's and Equity Residential's ability to dispose of the properties held indirectly by the Archstone Legacy Entities or to refinance certain related indebtedness, without making payments to the holders of such preferred interests. Pursuant to this LLC agreement, the Company has agreed to bear 40% of the economic cost of these preferred redemption obligations. The Company is also obligated to fund the tax protection payments that may arise from its disposition or refinancing of properties of the Archstone Legacy Entities that were contributed to a subsidiary that will be consolidated by the Company. The fair value of the Company's proportionate share of preferred redemption obligations and other liabilities of approximately $37,000,000 is recorded as a component of accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. As part of the Archstone Acquisition, the Company and Equity Residential have agreed with Lehman and Archstone to require the acquired Archstone Legacy Entities to have sufficient funds available to honor their redemption obligations and to make any payments under its tax protection arrangements, when they may become due. The principal assets indirectly held by the limited liability company that acquired the Archstone Legacy Entities are interests in a subsidiary of the Company's (the "AvalonBay Legacy Subsidiary") and a subsidiary of Equity Residential, each of which subsidiaries acquired certain properties formerly owned by the Archstone Legacy Entities. The Company consolidates the assets, liabilities and results of operations of the AvalonBay Legacy Subsidiary.

Investments in Archstone Unconsolidated Entities

        In conjunction with the Archstone Acquisition, the Company acquired interests in three joint ventures, Multifamily Partners AC LP ("the U.S. Fund"), Multifamily Partners AC JV LP ("the AC JV"), and Brandywine Apartments of Maryland, LLC ("Brandywine"), which are discussed in Note 6, "Investments in Real Estate Entities."

        Additionally, through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the "Residual JV"), discussed further in Note 6, "Investments in Real Estate Entities."

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

        As of December 31, 2013, the Company had investments in the following real estate entities:

  •
  AvalonBay Value Added Fund, LP ("Fund I")—In March 2005, the Company formed Fund I, a private, discretionary real estate investment vehicle, which acquired and operates communities in the Company's markets. Fund I served as the principal vehicle through which the Company

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

    acquired investments in apartment communities, subject to certain exceptions, until March 2008. Fund I has a term that expires in March 2015, after having exercised two one-year extension options. Fund I has nine institutional investors, including the Company. A significant portion of the investments made in Fund I by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Code (the "Fund I REIT"). A wholly-owned subsidiary of the Company is the general partner of Fund I and has a 15.2% combined general partner and limited partner equity interest. Excluding costs incurred in excess of our equity in the underlying net assets of Fund I, the Company has an equity investment of $14,209,000 in Fund I and the Fund I REIT, net of distributions and excluding the purchase by the Company of a mortgage note secured by a Fund I community. The Company receives asset management fees, property management fees and redevelopment fees, as well as a promoted interest if certain thresholds are met.

        During 2013, Fund I sold seven communities:

  •
  Avalon Yerba Buena, located in San Francisco, CA, for $103,000,000;

  •
  Avalon at Civic Center, located in Norwalk, CA, for $45,844,000;

  •
  Avalon at Cedar Place, located in Columbia, MD, for $26,000,000;

  •
  Avalon Sunset, located in Los Angeles, CA, for $25,800,000;

  •
  Avalon Crystal Hill, located in Pomona, NY, for $33,050,000;

  •
  Avalon Centerpoint, located in Baltimore, MD, for $75,250,000; and

  •
  Middlesex Crossing, located in Billerica, MA, for $40,250,000.

        The Company's proportionate share of the gain in accordance with GAAP recognized on the sale of these seven communities was $11,484,000.

    Subsidiaries of Fund I have four loans secured by individual assets (including a mortgage owned by the Company) with aggregate amounts outstanding of $66,132,000. Fund I subsidiary loans have varying maturity dates (or dates after which the loans can be prepaid without penalty), ranging from October 2014 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I from operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of Fund I, nor does the Company have any obligation to fund this debt should Fund I be unable to do so.

    In addition, as part of the formation of Fund I, the Company provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund I, the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000 as of December 31, 2013). Under the expected Fund I liquidation scenario, as of December 31, 2013, the expected realizable value of the real estate assets owned by Fund I is considered adequate to avoid payment under such guarantee to that partner. The estimated fair value of, and the Company's obligation under this guarantee, both at inception

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

    and as of December 31, 2013, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2013.

  •
  AvalonBay Value Added Fund II, LP ("Fund II")—In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operates communities in the Company's markets. Fund II served as the exclusive vehicle through which the Company acquired investment interests in apartment communities, subject to certain exceptions, through the close of its investment period in August 2011. Fund II has six institutional investors, including the Company. One of the Company's wholly owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, the Company has made an equity investment of $93,714,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest.

    During the year ended December 31, 2013, Fund II sold Avalon Rothbury, located in Gaithersburg, MD, for $39,600,000. The Company's proportionate share of the gain in accordance with GAAP for the disposition was $2,790,000.

    Subsidiaries of Fund II have 13 loans secured by individual assets with aggregate amounts outstanding of $467,959,000, with maturity dates that vary from November 2014 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II from operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.

    In addition, as part of the formation of Fund II, the Company provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of December 31, 2013). Under the expected Fund II liquidation scenario, as of December 31, 2013, the expected realizable value of the real estate assets owned by Fund II is considered adequate to avoid payment under such guarantee to that partner. The estimated fair value of, and the Company's obligation under, this guarantee, both at inception and as of December 31, 2013, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2013.

  •
  CVP I, LLC—In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment-home community located in New York, New York, for which construction was completed in 2005. The Company holds a 20% equity interest in the venture (with a right to 50% of distributions after achievement of a threshold return, which was achieved in 2012 and 2013). The Company is the managing member of CVP I, LLC, however, property management services at the community are performed by an unrelated third party.

    As of December 31, 2013, CVP I, LLC has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000 which have permanent credit enhancement.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

    The Company agreed to guarantee, under limited circumstances, the repayment to the credit enhancer of any advances it may make in fulfillment of CVP I, LLC's repayment obligations under the bonds. The Company's 80% partner in this venture agreed that it will reimburse us its pro rata share of any amounts paid relative to the outstanding guaranteed obligation. The estimated fair value of the Company's obligation under the outstanding guarantee, both at inception and as of December 31, 2013, was not significant. As a result the Company has not recorded any obligation associated with the guarantee at December 31, 2013.

  •
  MVP I, LLC—In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction of Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company holds a 25% equity interest in the venture (with a right to 45% of distributions after achievement of a threshold return, which was achieved in 2013). The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a fixed-rate conventional loan, which is secured by the underlying real estate assets of the community, for $105,000,000. The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so.

  •
  Arna Valley View LP—In connection with the municipal approval process to develop a consolidated community, the Company entered into a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community in Arlington, Virginia. This community has affordable rents for 100% of the apartment homes related to the tax-exempt bond financing and tax credits used to finance construction of the community. A subsidiary of the Company is the general partner of the partnership with a 0.01% ownership interest. The Company manages the community and is subject to a management agreement. As of December 31, 2013, Arna Valley View has $4,829,000 of 6.25% fixed rate, tax-exempt bonds outstanding, which mature in November 2030. In addition, Arna Valley View has $5,836,000 of 4% fixed rate county bonds outstanding that mature in December 2030. Arna Valley View's debt is neither guaranteed by, nor recourse, to the Company. Due to the Company's limited ownership in this venture and the terms of the management agreement regarding the rights of the limited partners, it is accounted for using the cost method.

  •
  Aria at Hathorne Hill, LLC—In the second quarter of 2007, a wholly-owned taxable REIT subsidiary of the Company entered into an LLC agreement with a joint venture partner to develop 64 for-sale town homes in Danvers, Massachusetts on an out parcel adjacent to our Avalon Danvers rental apartment community. Approximately 30% of the homes have been built and sold. The out parcel was zoned for for-sale activity, and was contributed to the LLC by a subsidiary of the Company in exchange for a 50% ownership interest. During 2011, the Company concluded that because the market for for-sale housing development had not improved as expected, its investment in the venture was impaired and that impairment was other than temporary. As a result, the Company recognized a charge of $1,955,000 for the impairment of the investment in the unconsolidated joint venture, which holds nondepreciable real estate assets. In December 2011, the Company acquired the note that the venture had with a third party lender for $1,700,000. In 2013, the venture repaid the balance of the note and the

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

    Company sold its interest to the unrelated third party partners in the venture, recognizing a gain in accordance with GAAP of $975,000.

        In conjunction with the Archstone Acquisition, the Company acquired interests in the following entities:

  •
  The U.S. Fund was formed in July 2011 and is fully invested. As of December 31, 2013, the U.S. Fund owns nine communities containing 1,726 apartment homes, one of which includes a marina containing 229 boat slips. Through subsidiaries the Company owns the general partner of the fund and holds a 28.6% interest in the fund.

    Subsidiaries of the U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $327,849,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the U.S. Fund, nor does the Company have any obligation to fund this debt should the U.S. Fund be unable to do so.

  •
  The AC JV is a joint venture in which the Company acquired Archstone's 20% ownership interest. The AC JV was formed in 2011 and as of December 31, 2013 owned two operating apartment communities containing 818 apartment homes in Cambridge, MA and Herndon, VA. The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer ("ROFO") to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. During the year ended December 31, 2013, the Company provided the AC JV with the opportunity to acquire a parcel of land owned by the Company as required in the right of first offer provisions for the joint venture. The AC JV exercised its right to acquire the land parcel for development and commenced construction of an additional apartment community located in Cambridge, MA. The Company sold the parcel of land to the AC JV in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. The Company owns one additional land parcel for the development of 301 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition that is subject to ROFO restrictions. The ROFO restriction expires in 2019.

    As of December 31, 2013, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including the Company, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. The Company has not guaranteed the debt of the AC JV, nor does the Company have any obligation to fund this debt should the AC JV be unable to do so.

  •
  Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, the Company acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2013, holds a 28.7% equity interest in the venture.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

    Brandywine has an outstanding $24,839,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

  •
  Through the Residual JV, the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the "Residual Assets"), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the "Residual Liabilities"). The Residual Assets include interests in apartment communities in Germany (including through a fund which Archstone managed); a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries ("SWIB"), a joint venture which owns and manages six apartment communities with 1,902 apartment homes in the United States; two land parcels; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone's operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40% economic interest in the assets and liabilities of the Residual JV.

    As of December 31, 2013, SWIB has two loans and draws on a credit facility secured by individual assets with amounts outstanding in the aggregate of $187,021,000 with varying maturity dates, ranging from December 2014 to December 2029. The Company has not guaranteed the debt of SWIB, nor does the Company have any obligation to fund this debt should SWIB be unable to do so.

        The following is a combined summary of the financial position of the entities accounted for using the equity method, excluding joint venture entities the Company formed with Equity Residential as part of the Archstone Acquisition, as of the dates presented (dollars in thousands):

	12-31-13	12-31-12
Assets:
Real estate, net	$1,890,496	$1,337,084
Other assets	402,644	73,252

Total assets	$2,293,140	$1,410,336

Liabilities and partners' capital:
Mortgage notes payable and credit facility	$1,251,067	$943,259
Other liabilities	29,677	20,405
Partners' capital	1,012,396	446,672

Total liabilities and partners' capital	$2,293,140	$1,410,336

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

        The following is a combined summary of the operating results of the entities accounted for using the equity method, excluding joint venture entities the Company formed with Equity Residential as part of the Archstone Acquisition, for the years presented (dollars in thousands):

	For the year ended
	12-31-13	12-31-12	12-31-11
Rental and other income	$208,979	$172,076	$160,066
Operating and other expenses	(86,247)	(73,955)	(71,926)
Gain on sale of real estate(1)	96,152	106,195	22,246
Interest expense, net	(61,404)	(53,904)	(50,530)
Depreciation expense	(61,002)	(47,748)	(47,920)

Net income	$96,478	$102,664	$11,936

(1)
Amount for the year ended December 31, 2012 includes $44,700 of gain recognized by the joint venture associated with the Company's acquisition of Avalon Del Rey from its joint venture partner.

        In conjunction with the formation of Fund I and Fund II, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $5,439,000 at December 31, 2013 and $7,342,000 at December 31, 2012 of the respective investment balances.

        The following is a summary of the Company's equity in income of unconsolidated entities for the years presented (dollars in thousands):

	For the year ended
	12-31-13	12-31-12	12-31-11
Fund I(1)	$10,924	$7,041	$2,204
Fund II(2)	6,206	2,130	(1,053)
CVP I, LLC(3)	5,783	5,394	4,493
MVP I, LLC(4)	1,137	493	(626)
Avalon Del Rey, LLC(5)	181	4,000	102
Juanita Village(6)	378	1,856	—
U.S. Fund(7)	(661)	—	—
AC JV(7)	2,569	—	—
Brandywine(7)	661	—	—
Residual JV(7)(8)	(38,332)	—	—

Total	$(11,154)	$20,914	$5,120

(1)
Equity in income for the years ended December 31, 2013, 2012 and 2011 includes the Company's proportionate share of the gain on the sale of Fund I assets of $11,484, $7,971, and $3,063, respectively.

(2)
Equity in income for 2013 includes the Company's proportionate share of the gain on the sale of one Fund II asset of $2,790.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investments in Real Estate Entities (Continued)

(3)
Equity in income from this entity for 2013, 2012, and 2011 includes $5,527, $5,260, and $5,078, respectively, relating to the Company's recognition of its promoted interest.

(4)
Equity in income from this entity for 2013 includes $516 relating to the Company's recognition of its promoted interest.

(5)
During 2012, the Company purchased its joint venture partner's interest in this venture.

(6)
The Company's equity in income for this entity represents its residual profits from the sale of the community.

(7)
The Company's joint venture partner's interest was acquired in conjunction with the Archstone Acquisition.

(8)
Equity in income for the Residual JV includes certain expensed Archstone Acquisition costs borne by the venture.

Investments in Consolidated Real Estate Entities

        In December 2013, the Company acquired Arboretum at Burlington, located in Burlington, MA. Arboretum at Burlington contains 312 apartment homes and was acquired for a purchase price of $79,850,000.

        The Company accounted for this acquisition as a business combination and recorded the acquired assets and assumed liabilities, including identifiable intangibles, based on their fair values. The Company looked to third party pricing or internal models for the values of the land, and an internal model to determine the fair values of the real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

        The Company expenses transaction costs associated with acquisition activity as they are incurred. Expensed transaction costs associated with the acquisitions made by the Company in 2013 and 2012, as well as costs associated with the Archstone Acquisition, totaled $44,052,000 and $9,593,000, respectively, reported as a component of expensed acquisition, development and other pursuit costs on the accompanying Consolidated Statements of Comprehensive Income. Acquisition costs in 2011 were not significant.

7. Real Estate Disposition Activities

        During 2013, the Company sold eight communities, containing an aggregate of 3,299 apartment homes for an aggregate gross sales price of $932,800,000 and an aggregate gain in accordance with

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Disposition Activities (Continued)

GAAP of $278,231,000. Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net proceeds
Crystal House I & II	Arlington, VA	Q113	827	$—	$197,150	$196,583
Avalon at Decoverly	Rockville, MD	Q113	564	—	135,250	131,338
Avalon at Dublin Station I	Dublin, CA	Q213	305	—	105,400	104,218
Archstone Vanoni Ranch	Ventura, CA	Q413	316	—	82,000	80,668
Avalon on the Sound East	New Rochelle, NY	Q413	588	—	210,000	206,138
Archstone Wheaton Station	Wheaton, MD	Q413	243	—	57,000	56,306
Avalon Rosewalk	San Jose, CA	Q413	456	—	146,000	144,191

Total of 2013 asset sales(1)			3,299	$—	$932,800	$919,442

Total of 2012 asset sales			1,578	$—	$280,550	$274,018

Total of 2011 asset sales			1,038	$—	$292,965	$287,358

(1)
Total of 2013 asset sales excludes the disposition of development rights located in Hingham, MA and Brooklyn, NY, for total net proceeds of $1,313.

        As of December 31, 2013, the Company had one community that qualified as held for sale.

        The operations for any real estate assets sold from January 1, 2013 through December 31, 2013 and the real estate assets that qualified as discontinued operations and held for sale as of December 31, 2013 have been presented as income from discontinued operations in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

        The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the year ended
	12-31-13	12-31-12	12-31-11
Rental income	$42,874	$63,406	$89,290
Operating and other expenses	(12,661)	(19,437)	(36,996)
Interest expense, net	—	(133)	(4,808)
Loss on extinguishment of debt	—	(602)	(3,880)
Depreciation expense	(13,500)	(16,414)	(23,541)

Income (loss) from discontinued operations	$16,713	$26,820	$20,065

8. Commitments and Contingencies

Employment Agreements and Arrangements

        As of December 31, 2013, the Company has employment agreements with three executive officers which expire on December 31, 2015. Under the employment agreements, if the Company terminates the executive without cause the executive will be entitled to a multiple of his covered compensation,

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

which is defined as base salary plus annual cash bonus. For two of the executives, the multiple is two times (three if the termination is in connection with a sale of the Company) and for one of the executives the multiple is one time (two if the termination is in connection with a sale of the Company). The employment agreements generally provide that it would be considered a termination without cause if the executive's title or role is reduced except as permitted by the agreement. The agreements provide, as do the standard restricted stock and option agreements used by the Company for its compensation programs, that upon a termination without cause the executive's restricted stock and options will vest.

        The standard restricted stock and option agreements used by the Company in its compensation program provide that upon an employee's termination without cause or the employee's Retirement (as defined in the agreement), all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months to exercise any options then held. Under the agreements, Retirement generally means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee's age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of his intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.

        The Company also has an Officer Severance Program (the "Program"), which applies only in connection with a sale of the Company for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or the officer chooses to terminate his or her employment for good reason (as defined), in either case within 18 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one times for vice presidents and senior vice presidents, and two times for executive vice presidents. The officer's restricted stock and options would also vest. Costs related to the Company's employment agreements and the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies (Continued)

Lease Obligations

        The Company owns 11 apartment communities, three communities under construction and two commercial properties which are located on land subject to land leases expiring between October 2026 and March 2142. Of these leases, 14 are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and four of these leases have purchase options exercisable through 2095. The Company incurred costs of $17,996,000, $17,604,000 and $16,887,000 in the years ended December 31, 2013, 2012 and 2011, respectively, related to operating leases. Two of the Development Communities are located on land subject to a land lease, which are accounted for as capital leases, with a lease obligation of $33,879,000 reported as a component of accrued expenses and other liabilities. Each of these leases have purchase options that become exercisable at varying times through 2046. In addition, the Company leases certain office space, which is accounted for as operating leases.

        The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2014	2015	2016	2017	2018	Thereafter
Operating Lease Obligations	$19,801	$19,628	$19,557	$19,034	$19,157	$1,248,694
Capital Lease Obligations(1)	1,863	1,885	19,083	848	848	39,934

	$21,664	$21,513	$38,640	$19,882	$20,005	$1,288,628

(1)
Aggregate capital lease payments include $30,519 in interest costs.

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

  •
  Established Communities (also known as Same Store Communities) are communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. For the year 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2012, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

  •
  Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting (Continued)

  •
  Development/Redevelopment Communities consists of communities that are under construction and have not received a final certificate of occupancy, and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2013.

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

        A reconciliation of NOI to net income for years ended December 31, 2013, 2012 and 2011 is as follows (dollars in thousands):

	For the year ended
	12-31-13	12-31-12	12-31-11
Net income	$352,771	$423,562	$441,370
Indirect operating expenses, net of corporate income	41,554	31,911	30,550
Investments and investment management expense	3,990	6,071	5,126
Expensed acquisition, development and other pursuit costs	45,050	11,350	2,967
Interest expense, net	172,402	136,920	167,814
Loss on interest rate contract	51,000	—	—
Loss on extinguishment of debt, net	14,921	1,179	1,940
General and administrative expense	39,573	34,101	29,371
Equity in loss (income) of unconsolidated entities	11,154	(20,914)	(5,120)
Depreciation expense	560,215	243,680	226,728
Casualty and impairment loss	—	1,449	14,052
Gain on sale of real estate assets	(278,471)	(146,591)	(294,806)
Income from discontinued operations	(16,713)	(26,820)	(20,065)
Gain on acquisition of unconsolidated real estate entity	—	(14,194)	—

Net operating income	$997,446	$681,704	$599,927

        The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

        The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2013, 2012 and 2011 have been

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Reporting (Continued)

adjusted for the real estate assets that were sold from January 1, 2011 through December 31, 2013, or otherwise qualify as discontinued operations as of December 31, 2013, as described in Note 7, "Real Estate Disposition Activities."

	Total revenue	NOI	% NOI change from prior year	Gross real estate(1)
For the period ended December 31, 2013
Established
New England	$177,474	$114,966	1.8%	$1,375,961
Metro NY/NJ	249,742	172,912	4.4%	1,921,307
Mid-Atlantic	100,548	71,851	0.1%	633,598
Pacific Northwest	46,564	31,283	5.3%	444,825
Northern California	141,038	106,745	11.7%	1,233,851
Southern California	119,024	81,182	5.1%	1,058,883

Total Established(2)	834,390	578,939	4.7%	6,668,425

Other Stabilized	499,843	339,159	n/a	6,770,517
Development / Redevelopment	117,186	79,348	n/a	3,024,035
Land Held for Future Development	n/a	n/a	n/a	300,364
Non-allocated(3)	11,502	n/a	n/a	10,279

Total	$1,462,921	$997,446	46.3%	$16,773,620

For the period ended December 31, 2012
Established
New England	$163,110	$106,039	5.0%	$1,262,987
Metro NY/NJ	213,360	148,441	7.4%	1,760,429
Mid-Atlantic	103,784	75,313	3.2%	591,669
Pacific Northwest	32,942	23,433	15.0%	306,289
Northern California	112,875	83,091	14.1%	1,015,947
Southern California	99,302	68,880	7.0%	947,723

Total Established(2)	725,373	505,197	7.5%	5,885,044

Other Stabilized	135,230	86,722	n/a	1,314,690
Development / Redevelopment	129,767	89,785	n/a	2,032,277
Land Held for Future Development	n/a	n/a	n/a	316,037
Non-allocated(3)	10,257	n/a	n/a	73,724

Total	$1,000,627	$681,704	14.5%	$9,621,772

For the period ended December 31, 2011
Established
New England	$164,929	$105,848	9.8%	$1,275,866
Metro NY/NJ	180,003	120,714	6.8%	1,347,796
Mid-Atlantic	102,834	74,754	6.6%	603,349
Pacific Northwest	30,057	20,374	6.0%	301,661
Northern California	79,868	57,749	10.8%	704,066
Southern California	75,120	50,391	9.8%	697,705

Total Established(2)	632,811	429,830	8.3%	4,930,443

Other Stabilized	137,779	89,949	n/a	1,567,875
Development / Redevelopment	119,841	80,148	n/a	1,752,006
Land Held for Future Development	n/a	n/a	n/a	325,918
Non-allocated(3)	9,656	n/a	n/a	78,161

Total	$900,087	$599,927	14.8%	$8,654,403

(1)
Does not include gross real estate assets held for sale of $26,701, $449,570 and $634,089 as of December 31, 2013, 2012 and 2011, respectively.

(2)
Gross real estate for the Company's established communities includes capitalized additions of approximately $33,553, $25,448 and $34,359 in 2013, 2012 and 2011, respectively.

(3)
Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation Plans

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

        Information with respect to stock options granted under the 2009 and 1994 Plans is as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2010	126,484	$74.20	2,072,217	$88.50

Exercised	(23,908)	75.75	(930,391)	82.43
Granted	144,827	115.83	—	—
Forfeited	—	—	(28,867)	68.29

Options Outstanding, December 31, 2011	247,403	$98.42	1,112,959	$94.10

Exercised	(43,265)	85.09	(364,519)	68.21
Granted	115,303	133.16	—	—
Forfeited	(11,887)	115.15	(28,610)	139.58

Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40

Exercised	(19,949)	84.43	(24,292)	79.42
Granted	215,230	129.03	—	—
Forfeited	(1,267)	131.56	(4,012)	127.56

Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19

Options Exercisable:
December 31, 2011	30,771	$81.54	1,012,304	$98.62

December 31, 2012	74,618	$97.46	719,830	$105.40

December 31, 2013	184,167	$107.18	691,526	$106.19

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation Plans (Continued)

        The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2013:

2009 Plan Number of Options	Range—Exercise Price	Weighted Average Remaining Contractual Term (in years)
53,836	$70.00 - $79.99	6.1
124,414	110.00 - 119.99	7.1
75,059	120.00 - 129.99	9.2
246,760	130.00 - 139.99	8.6
1,499	140.00 - 149.99	8.5

501,568

1994 Plan Number of Options	Range—Exercise Price	Weighted Average Remaining Contractual Term (in years)
88,323	$40.00 - $49.99	3.5
41,556	60.00 - 69.99	1.1
730	70.00 - 79.99	1.5
104,013	80.00 - 89.99	4.1
174,323	90.00 - 99.99	2.1
282,581	140.00 - 149.99	3.1

691,526

        Options outstanding under the 2009 and 1994 Plans at December 31, 2013 had an intrinsic value of $2,669,000 and $15,424,000, respectively. Options exercisable under the 2009 and 1994 Plans at December 31, 2013 had an intrinsic value of $2,593,000 and $15,424,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 8.1 years and 3.1 years, respectively. The intrinsic value of options exercised during 2013, 2012 and 2011 was $2,395,000, $26,746,000 and $46,126,000, respectively.

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

	2013	2012	2011
Weighted average fair value per share	$26.78	$29.11	$29.40
Life of options (in years)	5.0	5.0	7.0
Dividend yield	3.7%	3.5%	4.0%
Volatility	34.00%	35.00%	35.00%
Risk-free interest rate	0.91%	0.87%	3.04%

        During 2013, the Company adopted a revised compensation framework under which share-based compensation will be granted, composed of annual awards and multiyear long term incentive

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation Plans (Continued)

performance awards. Annual awards will include restricted stock awards for which one third of the award will vest annually over a three year period following the measurement period. Under the multiyear long term incentive component of the revised framework, the Company will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a three-year measurement period. The share-based compensation earned will be in the form of restricted stock, or upon election of the recipient, up to 25% in the form of stock options, for which one third of the award will vest annually over a three year period following the measurement period.

        At December 31, 2013 and 2012, the Company had 182,083 and 202,218, respectively, outstanding unvested shares granted under restricted stock awards. The Company issued 123,977 shares of restricted stock valued at $16,019,000 as part of its stock-based compensation plan during the year ended December 31, 2013. Restricted stock vesting during the year ended December 31, 2013 totaled 141,673 shares and had fair values at the grant date ranging from $48.60 to $149.05 per share. The total fair value of shares vested was $14,832,000, $36,337,000 and $35,029,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company granted 191,008 restricted stock units with an estimated aggregate compensation cost of $13,371,000, as part of its stock-based compensation plan during the year ended December 31, 2013. The Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units. The estimated compensation cost was derived using the following assumptions: baseline share value of $130.23; dividend yield of 3.3%; estimated volatility figures ranging from 17.0% to 21.0% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.09% to 0.46%; resulting in an average estimated fair value per restricted stock unit of $70.00.

        Total employee stock-based compensation cost recognized in income was $17,775,000, $9,961,000 and $9,721,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and total capitalized stock-based compensation cost was $8,379,000, $5,140,000 and $5,284,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was a total of $2,674,000 and $7,889,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock is expected to be recognized over a weighted average period of 1.8 and 2.5 years, respectively.

        The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2013 was 1.4%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2013, 2012 or 2011.

Employee Stock Purchase Plan

        In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP"). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 724,675 shares remaining available for issuance under the ESPP. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation Plans (Continued)

employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations. During 2013, the purchase period was a period of seven months beginning April 1 and ending October 30. The Company modified the ESPP beginning in 2014, establishing two purchase periods of approximately six months each. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 9,260, 6,260 and 6,972 shares and recognized compensation expense of $174,000, $127,000 and $216,000 under the ESPP for the years ended December 31, 2013, 2012 and 2011, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

        Currently, the Company uses interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

        Hedge ineffectiveness did not have a material impact on earnings of the Company for 2013 or any prior period, and the Company does not anticipate that it will have a material effect in the future.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value (Continued)

        The following table summarizes the consolidated Hedging Derivatives at December 31, 2013, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Caps
Notional balance	$611,395	$134,132
Weighted average interest rate(1)	1.8%	2.5%
Weighted average capped interest rate	5.9%	4.9%
Earliest maturity date	Mar-14	Apr-15
Latest maturity date	Aug-18	Jun-15

(1)
For interest rate caps, this represents the weighted average interest rate on the debt.

        Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at December 31, 2013. Other than the fair value change associated with the forward interest rate protection agreement discussed below, fair value changes for derivatives not in qualifying hedge relationships for years ended December 31, 2013, 2012 and 2011, were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease to other comprehensive loss of $5,892,000 during the year ended December 31, 2013 and recorded an increase in other comprehensive loss of $22,876,000 and $85,845,000 during the years ended December 31, 2012 and 2011, respectively. The Company reclassified $59,376,000 of deferred losses from accumulated other comprehensive income as a change to earnings, for the year ended December 31, 2013, primarily associated with the forward interest rate protection agreement discussed below. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive income into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2013 and 2012.

        The Company was party to a $215,000,000 forward interest rate protection agreement, which was entered into in 2011 to reduce the impact of variability in interest rates on a portion of its expected debt issuance activity in 2013. The Company settled this position at its maturity in May 2013 with a payment to the counterparty of $51,000,000, the fair value at the time of settlement. Based on changes in the Company's capital requirements for the year, the Company did not issue the anticipated debt for which this interest rate protection agreement was transacted. During the year ended December 31, 2013, the Company recognized the deferred loss of $53,484,000 for the forward interest rate protection agreement in Loss on interest rate contract on the accompanying Consolidated Statements of Comprehensive Income.

Redeemable Noncontrolling Interests

        The Company provided redemption options (the "Puts") that allow joint venture partners of the Company to require the Company to purchase their interests in the investment at a guaranteed minimum amount related to three ventures, two of which were assumed as part of the Archstone

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value (Continued)

Acquisition. The Puts are payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, applying a guaranteed rate of return to the joint venture partners' net capital contribution balances as of period end. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

        The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement. Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company's common stock. The limited partnership units in the DownREITs are valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

Cash and Cash Equivalents

        Cash and cash equivalent balances are held with various financial institutions, within principal protected accounts. The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses related to cash and cash equivalent balances is remote. Cash and cash equivalents are carried at their face amounts, which reasonably approximate their fair values.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Fair Value (Continued)

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

        The following table summarizes the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12-31-2013
Interest Rate Caps	$106	$—	$106	$—
Put(s)	(15,998)	—	—	(15,998)
DownREIT units	(887)	(887)	—	—
Indebtedness	(6,294,848)	(2,657,143)	(3,637,705)	—

Total	$(6,311,627)	$(2,658,030)	$(3,637,599)	$(15,998)

	12-31-2012
Interest Rate Caps	$19	$—	$19	$—
Interest Rate Swaps	(53,484)	—	(53,484)	—
Put	(5,574)	—	—	(5,574)
DownREIT units	(1,017)	(1,017)	—	—
Indebtedness	(4,077,397)	(2,102,927)	(1,974,470)	—

Total	$(4,137,453)	$(2,103,944)	$(2,027,935)	$(5,574)

12. Related Party Arrangements

Unconsolidated Entities

        The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $11,502,000, $10,257,000 and $9,656,000 in the years ended December 31, 2013, 2012 and 2011, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $7,004,000 and $3,484,000 as of December 31, 2013 and 2012, respectively.

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

AVALONBAY COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related Party Arrangements (Continued)

        The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $992,000, $880,000, and $778,000 for the years ended December 31, 2013, 2012 and 2011, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $417,000 and $364,000 on December 31, 2013 and December 31, 2012, respectively.

13. Quarterly Financial Information

        The following summary represents the quarterly results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	For the three months ended(2)
	3-31-13	6-30-13	9-30-13	12-31-13
Total revenue(1)	$301,356	$378,207	$389,189	$394,169
Income (loss) from continuing operations(1)	$(14,767)	$334	$(15,949)	$88,209
Total discontinued operations(1)	$90,237	$35,763	$5,063	$163,881
Net income (loss) attributable to common stockholders	$75,427	$36,218	$(10,715)	$252,212
Net income (loss) per common share—basic	$0.63	$0.28	$(0.08)	$1.95
Net income (loss) per common share—diluted	$0.63	$0.28	$(0.08)	$1.95

	For the three months ended(2)
	3-31-12	6-30-12	9-30-12	12-31-12
Total revenue(1)	$236,788	$244,697	$257,568	$261,574
Income from continuing operations(1)	$50,380	$54,975	$80,715	$64,361
Total discontinued operations(1)	$7,229	$101,846	$6,033	$58,023
Net income attributable to common stockholders	$57,758	$156,909	$86,844	$122,356
Net income per common share—basic	$0.61	$1.64	$0.89	$1.19
Net income per common share—diluted	$0.60	$1.63	$0.89	$1.19

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

        In February 2014, the Company sold Avalon Valley, located in Danbury, CT. Avalon Valley contains 268 homes and was sold for $53,325,000.

        On February 18, 2014, Lehman announced that it had sold all of the shares of the Company's common stock it received as consideration for the Archstone Acquisition. Lehman received all of the net proceeds from the sale of its shares of the Company's common stock, and Lehman's sale of such shares did not impact the total number of the Company's shares of common stock outstanding.

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Fremont	Fremont, CA	$10,746	$43,399	$4,989	$10,746	$48,388	$59,134	$26,226	$32,908	$—	1994
Eaves Dublin	Dublin, CA	5,276	19,642	4,657	5,276	24,299	29,575	13,221	16,354	—	1989/1997
Avalon Campbell	Campbell, CA	11,830	47,828	13,115	11,830	60,943	72,773	26,380	46,393	38,800	1995
Eaves Daly City	Daly City, CA	4,230	9,659	18,619	4,230	28,278	32,508	13,771	18,737	—	1972/1997
AVA Nob Hill	San Francisco, CA	5,403	21,567	6,887	5,403	28,454	33,857	13,017	20,840	20,800	1990/1995
Eaves San Jose	San Jose, CA	12,920	53,047	18,824	12,920	71,871	84,791	26,152	58,639	—	1985/1996
Eaves San Rafael	San Rafael, CA	5,982	16,885	24,021	5,982	40,906	46,888	16,644	30,244	—	1973/1996
Eaves Pleasanton	Pleasanton, CA	11,610	46,552	21,254	11,610	67,806	79,416	31,024	48,392	—	1988/1994
AVA Newport	Costa Mesa, CA	1,975	3,814	9,801	1,975	13,615	15,590	4,982	10,608	—	1956/1996
AVA Burbank	Burbank, CA	22,483	28,104	42,461	22,483	70,565	93,048	29,267	63,781	—	1961/1997
Avalon Mission Viejo	Mission Viejo, CA	2,517	9,257	2,486	2,517	11,743	14,260	6,776	7,484	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	4,709	16,063	12,769	4,709	28,832	33,541	12,855	20,686	—	1973/1996
Avalon at Mission Bay	San Diego, CA	9,922	40,580	17,630	9,922	58,210	68,132	30,126	38,006	—	1969/1997
Eaves Mission Ridge	San Diego, CA	2,710	10,924	11,191	2,710	22,115	24,825	11,438	13,387	—	1960/1997
Eaves Union City	Union City, CA	4,249	16,820	2,797	4,249	19,617	23,866	10,652	13,214	—	1973/1996
Avalon on the Alameda	San Jose, CA	6,119	50,225	1,620	6,119	51,845	57,964	26,168	31,796	52,278	1999
Eaves Foster City	Foster City, CA	7,852	31,445	11,208	7,852	42,653	50,505	19,676	30,829	—	1973/1994
Eaves Pacifica	Pacifica, CA	6,125	24,796	2,271	6,125	27,067	33,192	14,548	18,644	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	14,834	3,561	36,155	39,716	14,941	24,775	—	1961/1996
Avalon Silicon Valley	Sunnyvale, CA	20,713	99,573	4,610	20,713	104,183	124,896	55,535	69,361	—	1997/1998
Avalon Woodland Hills	Woodland Hills, CA	23,828	40,372	46,931	23,828	87,303	111,131	33,347	77,784	—	1989/1997
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,511	9,755	48,904	58,659	23,899	34,760	18,300	1986
Eaves Santa Margarita	Rancho Santa Margarita, CA	4,607	16,911	10,248	4,607	27,159	31,766	11,720	20,046	—	1990/1997
Eaves Diamond Heights	San Francisco, CA	4,726	19,130	5,790	4,726	24,920	29,646	12,155	17,491	—	1972/1994
Eaves Fremont	Fremont, CA	6,581	26,583	9,731	6,581	36,314	42,895	17,974	24,921	—	1985/1994
Eaves Creekside	Mountain View, CA	6,546	26,263	11,616	6,546	37,879	44,425	19,307	25,118	—	1962/1997
Eaves Warner Center	Woodland Hills, CA	7,045	12,986	9,187	7,045	22,173	29,218	12,142	17,076	—	1979/1998
Eaves Huntington Beach	Huntington Beach, CA	4,871	19,745	9,522	4,871	29,267	34,138	15,512	18,626	—	1971/1997
AVA Cortez Hill	San Diego, CA	2,768	20,134	23,465	2,768	43,599	46,367	17,309	29,058	—	1973/1998
Avalon at Cahill Park	San Jose, CA	4,765	47,600	919	4,765	48,519	53,284	19,093	34,191	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	958	9,560	57,094	66,654	23,134	43,520	—	2002
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	1,924	14,029	80,376	94,405	30,224	64,181	70,959	2003

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon at Glendale	Burbank, CA	—	42,564	653	—	43,217	43,217	15,350	27,867	—	2003
Avalon Burbank	Burbank, CA	14,053	56,827	23,763	14,053	80,590	94,643	26,423	68,220	—	1988/2002
Avalon Camarillo	Camarillo, CA	8,446	40,290	86	8,446	40,376	48,822	10,901	37,921	—	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	954	5,459	42,136	47,595	9,762	37,833	—	2007
Avalon Encino	Los Angeles, CA	12,789	49,073	380	12,789	49,453	62,242	9,036	53,206	—	2008
Avalon Warner Place	Canoga Park, CA	7,920	44,848	163	7,920	45,011	52,931	8,895	44,036	—	2007
Avalon Fashion Valley	San Diego, CA	19,627	44,972	285	19,627	45,257	64,884	8,208	56,676	—	2008
Avalon Anaheim Stadium	Anaheim, CA	27,874	69,156	596	27,874	69,752	97,626	11,824	85,802	—	2009
Avalon Union City	Union City, CA	14,732	104,025	232	14,732	104,257	118,989	16,046	102,943	—	2009
Avalon Irvine	Irvine, CA	9,911	67,524	66	9,911	67,590	77,501	10,104	67,397	—	2010
Avalon at Mission Bay III	San Francisco, CA	28,687	119,156	75	28,687	119,231	147,918	18,465	129,453	—	2009
Avalon Walnut Creek	Walnut Creek, CA	—	145,904	1,090	—	146,994	146,994	17,080	129,914	137,542	2010
Avalon Ocean Avenue	San Francisco, CA	5,544	50,868	1,740	5,544	52,608	58,152	2,916	55,236	—	2012
Eaves Phillips Ranch	Pomona, CA	9,796	41,740	59	9,796	41,799	51,595	4,023	47,572	—	1989/2011
Eaves San Dimas	San Dimas, CA	1,916	7,819	24	1,916	7,843	9,759	758	9,001	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	2,953	12,428	180	2,953	12,608	15,561	1,201	14,360	—	1981/2011
Eaves San Marcos	San Marcos, CA	3,277	13,385	—	3,277	13,385	16,662	1,302	15,360	—	1988/2011
Eaves Rancho Penasquitos	San Diego, CA	6,692	27,143	37	6,692	27,180	33,872	2,585	31,287	—	1986/2011
Eaves Lake Forest	Lake Forest, CA	5,199	21,134	395	5,199	21,529	26,728	2,026	24,702	—	1975/2011
AVA Pasadena	Pasadena, CA	8,400	11,547	3,587	8,400	15,134	23,534	732	22,802	11,869	1973/2012
Eaves Cerritos	Artesia, CA	8,305	21,195	—	8,305	21,195	29,500	1,131	28,369	—	1973/2012
Avalon Del Rey	Los Angeles, CA	30,900	72,008	297	30,900	72,305	103,205	3,508	99,697	—	2006/2012
Eaves Walnut Creek	Walnut Creek, CA	29,650	83,045	4,219	29,650	87,264	116,914	6,611	110,303	—	1987/2013
Avalon Simi Valley	Simi Valley, CA	41,610	73,771	4,303	41,610	78,074	119,684	6,279	113,405	—	2007/2013
Eaves La Mesa	La Mesa, CA	6,950	31,022	1,097	6,950	32,119	39,069	1,897	37,172	—	1989/2013
Archstone Studio City II	Los Angeles, CA	4,626	22,954	943	4,626	23,897	28,523	1,641	26,882	—	1991/2013
Archstone Studio City III	Los Angeles, CA	15,756	78,178	3,260	15,756	81,438	97,194	5,590	91,604	—	2002/2013
Avalon Willow Glen	San Jose, CA	47,030	80,987	3,871	47,030	84,858	131,888	6,364	125,524	—	2002/2013
Avalon Calabasas	Calabasas, CA	35,450	114,912	6,156	35,450	121,068	156,518	9,147	147,371	101,724	1988/2013

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Oak Creek	Agoura Hills, CA	34,560	88,954	4,084	34,560	93,038	127,598	6,535	121,063	85,288	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	31,980	60,790	2,966	31,980	63,756	95,736	4,654	91,082	—	2007/2013
Avalon Del Mar Station	Pasadena, CA	20,560	106,556	3,065	20,560	109,621	130,181	6,024	124,157	76,471	2006/2013
Archstone La Jolla Colony	San Diego, CA	17,150	27,304	1,640	17,150	28,944	46,094	2,528	43,566	27,176	1987/2013
Eaves Old Town Pasadena	Pasadena, CA	8,930	15,551	987	8,930	16,538	25,468	1,441	24,027	15,669	1972/2013
Eaves Thousand Oaks	Thousand Oaks, CA	14,500	19,661	1,674	14,500	21,335	35,835	2,313	33,522	27,411	1992/2013
Avalon Walnut Ridge I	Walnut Creek, CA	10,040	19,670	820	10,040	20,490	30,530	1,415	29,115	20,754	2000/2013
Eaves Los Feliz	Los Feliz, CA	18,940	43,661	2,672	18,940	46,333	65,273	3,880	61,393	43,258	1989/2013
Eaves West Valley	San Jose, CA	91,710	112,808	6,755	91,710	119,563	211,273	10,264	201,009	83,087	1970/2013
Eaves Seal Beach	Huntington Beach, CA	46,310	100,479	4,294	46,310	104,773	151,083	7,336	143,747	86,167	1971/2013
Oakwood Toluca Hills	Los Angeles, CA	89,450	157,256	9,610	89,450	166,866	256,316	13,883	242,433	167,595	1973/2013
Eaves Woodland Hills	Woodland Hills, CA	69,400	90,089	6,940	69,400	97,029	166,429	9,504	156,925	104,694	1970/2013
Eaves Mountain View at Middlefield	Mountain View, CA	65,960	67,128	4,541	65,960	71,669	137,629	6,760	130,869	72,374	1969/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	13,010	22,381	1,640	13,010	24,021	37,031	2,304	34,727	28,742	2002/2013
Archstone San Bruno	San Bruno, CA	37,890	71,574	2,756	37,890	74,330	112,220	4,764	107,456	64,450	2004/2013
Archstone San Bruno II	San Bruno, CA	23,787	44,934	1,676	23,787	46,610	70,397	2,991	67,406	31,398	2007/2013
Archstone San Bruno III	San Bruno, CA	33,303	62,910	2,354	33,303	65,264	98,567	4,187	94,380	56,210	2010/2013
Avalon Walnut Ridge II	Walnut Creek, CA	27,190	57,041	3,194	27,190	60,235	87,425	4,922	82,503	—	1989/2013
Avalon Pasadena	Pasadena, CA	9,980	31,818	1,527	9,980	33,345	43,325	2,390	40,935	28,079	2004/2013
Archstone Studio City	Los Angeles, CA	18,178	90,195	3,849	18,178	94,044	112,222	6,447	105,775	—	1987/2013
The Springs (1)	Corona, CA	5,724	23,433	890	5,724	24,323	30,047	3,013	27,034	—	1987/2006
Eaves Trumbull	Trumbull, CT	4,414	31,268	2,860	4,414	34,128	38,542	19,422	19,120	40,018	1997
Eaves Stamford	Stamford, CT	5,956	23,993	11,366	5,956	35,359	41,315	18,636	22,679	—	1991
Avalon Wilton I	Wilton, CT	2,116	14,664	5,763	2,116	20,427	22,543	9,113	13,430	—	1997
Avalon Valley	Danbury, CT	2,277	23,561	863	2,277	24,424	26,701	12,210	14,491	—	1999
Avalon on Stamford Harbor	Stamford, CT	10,836	51,883	1,020	10,836	52,903	63,739	20,938	42,801	63,624	2003
Avalon New Canaan	New Canaan, CT	4,834	19,485	535	4,834	20,020	24,854	7,960	16,894	—	2002
Avalon at Greyrock Place	Stamford, CT	13,819	56,499	1,949	13,819	58,448	72,267	22,691	49,576	58,385	2002

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Danbury	Danbury, CT	4,933	30,638	553	4,933	31,191	36,124	9,251	26,873	—	2005
Avalon Darien	Darien, CT	6,926	34,659	1,410	6,926	36,069	42,995	12,348	30,647	48,484	2004
Avalon Milford I	Milford, CT	8,746	22,699	577	8,746	23,276	32,022	7,662	24,360	—	2004
Avalon Norwalk	Norwalk, CT	11,320	62,910	24	11,320	62,934	74,254	7,142	67,112	—	2011
Avalon Huntington	Shelton, CT	5,277	20,029	100	5,277	20,129	25,406	3,674	21,732	—	2008
Avalon Wilton II	Wilton, CT	6,604	23,766	6	6,604	23,772	30,376	2,140	28,236	—	2011
Avalon at Foxhall	Washington, DC	6,848	27,614	11,357	6,848	38,971	45,819	23,539	22,280	57,150	1982
Avalon at Gallery Place	Washington, DC	8,800	39,658	660	8,800	40,318	49,118	15,057	34,061	44,405	2003
The Albemarle	Washington, DC	25,180	52,419	3,523	25,180	55,942	81,122	5,009	76,113	—	1966/2013
Eaves Tunlaw Gardens	Washington, DC	16,430	22,902	1,747	16,430	24,649	41,079	2,369	38,710	28,844	1944/2013
The Statesman	Washington, DC	38,140	35,352	3,396	38,140	38,748	76,888	4,505	72,383	—	1961/2013
Eaves Glover Park	Washington, DC	9,580	26,532	1,598	9,580	28,130	37,710	2,376	35,334	23,858	1978/2013
The Consulate	Washington, DC	22,960	58,621	3,133	22,960	61,754	84,714	4,755	79,959	—	1978/2013
Avalon at Lexington	Lexington, MA	2,124	12,599	9,082	2,124	21,681	23,805	10,620	13,185	—	1994
Avalon Oaks	Wilmington, MA	2,129	18,676	1,870	2,129	20,546	22,675	10,271	12,404	16,094	1999
Eaves Quincy	Quincy, MA	1,743	14,662	9,073	1,743	23,735	25,478	10,954	14,524	—	1986/1996
Avalon Essex	Peabody, MA	5,184	16,320	1,671	5,184	17,991	23,175	8,553	14,622	—	2000
Avalon Oaks West	Wilmington, MA	3,318	13,467	575	3,318	14,042	17,360	5,857	11,503	16,032	2002
Avalon Orchards	Marlborough, MA	2,983	18,037	1,752	2,983	19,789	22,772	7,982	14,790	17,530	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,590	3,270	11,039	48,860	59,899	17,462	42,437	—	2003
Avalon at The Pinehills	Plymouth, MA	6,876	30,401	136	6,876	30,537	37,413	6,765	30,648	—	2004/2011
Eaves Peabody	Peabody, MA	4,645	19,007	11,781	4,645	30,788	35,433	8,628	26,805	—	2004
Avalon at Bedford Center	Bedford, MA	4,258	20,569	213	4,258	20,782	25,040	5,922	19,118	—	2005
Avalon Chestnut Hill	Chestnut Hill, MA	14,572	45,911	1,277	14,572	47,188	61,760	11,971	49,789	39,979	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,608	544	5,152	31,152	36,304	7,982	28,322	20,464	2007
Avalon Danvers	Danvers, MA	7,010	76,904	725	7,010	77,629	84,639	17,168	67,471	—	2006
Avalon at Lexington Hills	Lexington, MA	8,691	79,153	393	8,691	79,546	88,237	16,581	71,656	—	2007
Avalon Acton	Acton, MA	13,124	49,935	126	13,124	50,061	63,185	10,274	52,911	45,000	2007
Avalon at Hingham Shipyard	Hingham, MA	12,218	41,591	131	12,218	41,722	53,940	7,548	46,392	—	2009
Avalon Sharon	Sharon, MA	4,719	25,522	216	4,719	25,738	30,457	5,074	25,383	—	2007
Avalon Northborough	Northborough, MA	8,144	52,454	16	8,144	52,470	60,614	7,277	53,337	—	2009/2010
Avalon Blue Hills	Randolph, MA	11,110	34,736	62	11,110	34,798	45,908	5,587	40,321	—	2009
Avalon Cohasset	Cohasset, MA	8,802	46,162	16	8,802	46,178	54,980	3,254	51,726	—	2012
Avalon Andover	Andover, MA	4,276	21,783	—	4,276	21,783	26,059	1,303	24,756	14,821	2012

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon at Prudential Center III	Boston, MA	9,034	36,540	29,873	9,034	66,413	75,447	23,974	51,473	—	1968/1998
Avalon at Prudential Center II	Boston, MA	8,776	35,496	17,813	8,776	53,309	62,085	23,197	38,888	—	1968/1998
Avalon at Prudential Center I	Boston, MA	8,002	32,370	16,241	8,002	48,611	56,613	21,150	35,463	—	1968/1998
Eaves Burlington	Burlington, MA	7,714	32,536	71	7,714	32,607	40,321	1,185	39,136	—	1988/2012
Avalon Burlington	Burlington, MA	15,600	62,100	2,150	15,600	64,250	79,850	153	79,697	—	1989/2013
Avalon Bear Hill	Waltham, MA	29,660	93,659	5,725	29,660	99,384	129,044	7,305	121,739	—	1999/2013
Eaves North Quincy	Quincy, MA	12,120	39,220	2,232	12,120	41,452	53,572	3,379	50,193	37,212	1977/2013
Avalon at Fairway Hills	Columbia, MD	8,603	34,432	15,842	8,603	50,274	58,877	26,655	32,222	—	1987/1996
Eaves Washingtonian Center I	Gaithersburg, MD	2,608	11,707	531	2,608	12,238	14,846	7,468	7,378	8,401	1996
Eaves Washingtonian Center II	Gaithersburg, MD	1,439	6,846	139	1,439	6,985	8,424	3,731	4,693	—	1998
Eaves Columbia Town Center	Columbia, MD	8,802	35,536	11,426	8,802	46,962	55,764	14,663	41,101	—	1986
Avalon at Grosvenor Station	North Bethesda, MD	29,159	53,001	1,765	29,159	54,766	83,925	18,996	64,929	—	2004
Avalon at Traville	North Potomac, MD	14,365	55,398	620	14,365	56,018	70,383	19,502	50,881	75,251	2004
Avalon Russett	Laurel, MD	10,800	46,924	2,491	10,800	49,415	60,215	3,862	56,353	39,972	1999/2013
Avalon Cove	Jersey City, NJ	8,760	82,422	20,320	8,760	102,742	111,502	50,429	61,073	—	1997
Avalon Run	Lawrenceville, NJ	14,650	60,486	2,494	14,650	62,980	77,630	21,656	55,974	—	1994/1996
Avalon Princeton Junction	West Windsor, NJ	5,585	22,382	20,617	5,585	42,999	48,584	19,856	28,728	—	1988
Avalon at Edgewater	Edgewater, NJ	14,528	60,240	4,000	14,528	64,240	78,768	26,363	52,405	76,088	2002
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	1,907	6,647	36,813	43,460	16,539	26,921	—	2001
Avalon at Freehold	Freehold, NJ	4,119	30,514	662	4,119	31,176	35,295	12,879	22,416	35,475	2002
Avalon Run East	Lawrenceville, NJ	6,766	45,366	602	6,766	45,968	52,734	14,710	38,024	38,013	2003
Avalon Lyndhurst	Lyndhurst, NJ	18,620	59,879	523	18,620	60,402	79,022	14,629	64,393	—	2006
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,173	49	7,939	33,222	41,161	6,545	34,616	—	2007
Avalon West Long Branch	West Long Branch, NJ	2,721	22,940	(1)	2,721	22,939	25,660	2,625	23,035	—	2011
Avalon North Bergen	North Bergen, NJ	8,984	30,953	235	8,984	31,188	40,172	1,671	38,501	—	2012

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon at Wesmont Station	Wood-Ridge, NJ	14,682	41,616	1,161	14,682	42,777	57,459	2,450	55,009	—	2012
Avalon Commons	Smithtown, NY	4,679	28,286	5,660	4,679	33,946	38,625	17,351	21,274	—	1997
Eaves Nanuet	Nanuet, NY	8,428	45,660	3,280	8,428	48,940	57,368	26,480	30,888	64,149	1998
Avalon Green	Elmsford, NY	1,820	10,525	1,403	1,820	11,928	13,748	7,558	6,190	—	1995
Avalon Towers	Long Beach, NY	3,118	11,973	6,614	3,118	18,587	21,705	10,753	10,952	—	1990/1995
Avalon Willow	Mamaroneck, NY	6,207	40,791	1,327	6,207	42,118	48,325	20,381	27,944	—	2000
Avalon Court	Melville, NY	9,228	50,063	2,690	9,228	52,753	61,981	26,781	35,200	—	1997/2000
The Avalon	Bronxville, NY	2,889	28,324	7,948	2,889	36,272	39,161	14,572	24,589	—	1999
Avalon Riverview I	Long Island City, NY	—	94,061	3,593	—	97,654	97,654	38,010	59,644	—	2002
Avalon at Glen Cove	Glen Cove, NY	7,871	59,969	993	7,871	60,962	68,833	19,855	48,978	—	2004
Avalon Pines	Coram, NY	8,700	62,931	351	8,700	63,282	71,982	18,703	53,279	—	2005/2006
Avalon Bowery Place	New York, NY	18,575	75,009	1,739	18,575	76,748	95,323	19,439	75,884	93,800	2006
Avalon at Glen Cove North	Glen Cove, NY	2,577	37,336	167	2,577	37,503	40,080	8,726	31,354	—	2007
Avalon Riverview North	Long Island City, NY	—	166,856	2,151	—	169,007	169,007	36,401	132,606	—	2007
Avalon Bowery Place II	New York, NY	9,106	47,199	1,384	9,106	48,583	57,689	10,120	47,569	—	2007
Avalon White Plains	White Plains, NY	15,391	137,353	11	15,391	137,364	152,755	22,593	130,162	—	2009
Avalon Morningside Park	New York, NY	—	114,327	787	—	115,114	115,114	20,490	94,624	100,000	2009
Avalon Charles Pond	Coram, NY	14,715	33,640	28	14,715	33,668	48,383	5,606	42,777	—	2009
Avalon Fort Greene	Brooklyn, NY	83,038	218,444	642	83,038	219,086	302,124	27,435	274,689	—	2010
Avalon Rockville Centre	Rockville Centre, NY	32,212	78,622	—	32,212	78,622	110,834	5,587	105,247	—	2012
Avalon Green II	Elmsford, NY	27,724	76,825	—	27,724	76,825	104,549	4,596	99,953	—	2012
Avalon Westbury	Westbury, NY	69,620	43,781	5,809	69,620	49,590	119,210	7,036	112,174	83,460	2006/2013
Avalon Midtown West	New York, NY	154,740	180,243	11,788	154,740	192,031	346,771	16,875	329,896	100,500	1998/2013
Avalon Clinton North	New York, NY	84,058	105,831	5,971	84,058	111,802	195,860	8,969	186,891	147,000	2008/2013
Avalon Clinton South	New York, NY	71,412	89,860	5,167	71,412	95,027	166,439	7,698	158,741	121,500	2007/2013
Oakwood Philadelphia	Philadelphia, PA	3,100	22,342	793	3,100	23,135	26,235	1,313	24,922	10,427	1945/2013

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon at Center Place	Providence, RI	—	26,816	10,230	—	37,046	37,046	18,410	18,636	—	1991/1997
Archstone Lexington	Flower Mound, TX	5,050	25,436	1,622	5,050	27,058	32,108	2,501	29,607	16,780	2000/2013
Archstone Memorial Heights	Houston, TX	37,070	45,981	4,300	37,070	50,281	87,351	5,680	81,671	—	1996/2013
Eaves Fair Lakes	Fairfax, VA	6,096	24,400	8,036	6,096	32,436	38,532	16,615	21,917	—	1989/1996
AVA Ballston	Arlington, VA	7,291	29,177	16,117	7,291	45,294	52,585	22,558	30,027	—	1990
Eaves Fairfax City	Fairfax, VA	2,152	8,907	5,390	2,152	14,297	16,449	6,068	10,381	—	1988/1997
Avalon Crescent	McLean, VA	13,851	43,397	1,455	13,851	44,852	58,703	25,130	33,573	—	1996
Avalon at Arlington Square	Arlington, VA	22,041	90,296	2,493	22,041	92,789	114,830	39,615	75,215	—	2001
Fairfax Towers	Falls Church, VA	17,889	74,727	639	17,889	75,366	93,255	6,979	86,276	—	1978/2011
Avalon Ballston Place	Arlington, VA	38,530	123,605	3,647	38,530	127,252	165,782	7,218	158,564	—	2001/2013
Eaves Tysons Corner	Vienna, VA	13,690	47,760	2,240	13,690	50,000	63,690	3,615	60,075	—	1980/2013
Archstone Ballston Square	Arlington, VA	71,720	215,857	9,506	71,720	225,363	297,083	15,924	281,159	—	1992/2013
Archstone Courthouse Place	Arlington, VA	56,630	177,952	7,799	56,630	185,751	242,381	12,795	229,586	140,332	1999/2013
Avalon Reston Landing	Reston, VA	28,280	81,514	4,127	28,280	85,641	113,921	6,640	107,281	—	2000/2013
Oakwood Arlington	Arlington, VA	18,930	38,465	1,840	18,930	40,305	59,235	2,980	56,255	42,703	1987/2013
Avalon Redmond Place	Redmond, WA	4,558	18,368	9,593	4,558	27,961	32,519	13,534	18,985	—	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	3,295	6,786	30,936	37,722	16,170	21,552	—	1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	1,633	6,664	25,752	32,416	11,190	21,226	25,856	2001
Avalon RockMeadow	Bothell, WA	4,777	19,765	1,651	4,777	21,416	26,193	9,806	16,387	—	2000
Avalon ParcSquare	Redmond, WA	3,789	15,139	2,343	3,789	17,482	21,271	7,900	13,371	—	2000
Avalon Brandemoor	Lynwood, WA	8,608	36,679	1,615	8,608	38,294	46,902	16,740	30,162	—	2001
AVA Belltown	Seattle, WA	5,644	12,733	821	5,644	13,554	19,198	5,805	13,393	—	2001
Avalon Meydenbauer	Bellevue, WA	12,697	77,451	1,191	12,697	78,642	91,339	15,319	76,020	—	2008
Avalon Towers Bellevue	Bellevue, WA	—	123,020	247	—	123,267	123,267	14,551	108,716	—	2011
AVA Queen Anne	Seattle, WA	12,081	41,699	5	12,081	41,704	53,785	2,802	50,983	—	2012
Avalon Brandemoor II	Lynwood, WA	2,655	11,343	—	2,655	11,343	13,998	1,021	12,977	—	2011
Eaves Redmond Campus	Redmond, WA	24,370	86,211	4,042	24,370	90,253	114,623	6,901	107,722	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	10,580	26,512	1,368	10,580	27,880	38,460	2,227	36,233	—	1987/2013

		$3,082,550	$9,848,158	$944,689	$3,082,550	$10,792,847	$13,875,397	$2,449,999	$11,425,398	$3,287,937

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Development Communities
Avalon Irvine II	Irvine, CA	$4,358	$40,871	$—	$4,358	$40,871	$45,229	$1,301	$43,928	$—	N/A
AVA Little Tokyo	Los Angeles, CA	—	198	62,040	—	62,238	62,238	—	62,238	—	N/A
Avalon Dublin Station II	Dublin, CA	—	753	73,346	—	74,099	74,099	—	74,099	—	N/A
AVA 55 Ninth	San Francisco, CA	—	1,183	99,675	—	100,858	100,858	—	100,858	—	N/A
Avalon Morrison Park	San Jose, CA	—	760	67,683	—	68,443	68,443	—	68,443	—	N/A
Avalon San Dimas	San Dimas, CA	—	—	18,729	—	18,729	18,729	—	18,729	—	N/A
Avalon Hayes Valley	San Francisco, CA	—	113	38,939	—	39,052	39,052	—	39,052	—	N/A
Avalon Glendora	Glendora, CA	—	53	22,999	—	23,052	23,052	—	23,052	—	N/A
Avalon Vista	Vista, CA	—	—	15,349	—	15,349	15,349	—	15,349	—	N/A
Avalon Baker Ranch	Lake Forest, CA	—	—	34,803	—	34,803	34,803	—	34,803	—	N/A
Avalon Berkeley	Berkeley, CA	—	167	22,929	—	23,096	23,096	—	23,096	—	N/A
Eaves West Valley II	San Jose, CA	—	17,291	—	—	17,291	17,291	114	17,177	—	N/A
Avalon Shelton	Shelton, CT	7,779	40,406	—	7,779	40,406	48,185	770	47,415	—	N/A
Avalon East Norwalk	Norwalk, CT	10,224	35,864	1	10,224	35,865	46,089	292	45,797	—	N/A
Avalon at Stratford	Stratford, CT	—	28	13,370	—	13,398	13,398	—	13,398	—	N/A
AVA H Street	Washington, DC	7,412	25,481	—	7,412	25,481	32,893	811	32,082	—	N/A
Archstone First & M	Washington, DC	51,000	146,650	2,387	51,000	149,037	200,037	6,655	193,382	142,061	N/A
Avalon Exeter	Boston, MA	—	980	94,599	—	95,579	95,579	—	95,579	—	N/A
Avalon Natick	Natick, MA	15,637	63,487	—	15,637	63,487	79,124	1,084	78,040	—	N/A
Avalon/AVA Assembly Row	Somerville, MA	—	457	99,423	—	99,880	99,880	—	99,880	—	N/A
AVA Stuart Street	Boston, MA	—	—	52,037	—	52,037	52,037	—	52,037	—	N/A
Avalon Canton	Canton, MA	—	90	20,548	—	20,638	20,638	—	20,638	—	N/A
Avalon Hackensack	Hackensack, NJ	—	44,270	—	—	44,270	44,270	675	43,595	—	N/A
Avalon Somerset	Somerset, NJ	18,241	57,652	1	18,241	57,653	75,894	1,230	74,664	—	N/A
Avalon at Wesmont Station II	Wood-Ridge, NJ	6,502	16,309	—	6,502	16,309	22,811	348	22,463	—	N/A
Avalon Bloomingdale	Bloomingsdale, NJ	1,801	17,616	9,414	1,801	27,030	28,831	105	28,726	—	N/A
Avalon Wharton	Wharton, NJ	—	28	20,505	—	20,533	20,533	—	20,533	—	N/A
Avalon Bloomfield Station	Bloomfield, NJ	—	33	12,299	—	12,332	12,332	—	12,332	—	N/A
Avalon West Chelsea/AVA High Line	New York, NY	—	2,502	226,448	—	228,950	228,950	—	228,950	—	N/A

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Garden City	Garden City, NY	18,200	49,283	—	18,200	49,283	67,483	2,241	65,242	—	N/A
Avalon Ossining	Ossining, NY	—	64	24,704	—	24,768	24,768	—	24,768	—	N/A
Avalon Huntington Station	Huntington Station, NY	—	302	48,619	—	48,921	48,921	—	48,921	—	N/A
Avalon Willoughby Square/AVA DoBro	Brooklyn, NY	—	19	172,253	—	172,272	172,272	—	172,272	—	N/A
Archstone Toscano	Houston, TX	11,515	53,802	21,102	11,515	74,904	86,419	943	85,476	—	N/A
Archstone Memorial Heights Phase 1	Houston, TX	—	333	35,587	—	35,920	35,920	—	35,920	—	N/A
Avalon Park Crest	Tysons Corner, VA	13,554	63,488	—	13,554	63,488	77,042	2,543	74,499	—	N/A
Avalon Mosaic	Tysons Corner, VA	9,727	25,746	74,837	9,727	100,583	110,310	155	110,155	—	N/A
Avalon Arlington North	Arlington, VA	—	940	68,584	—	69,524	69,524	—	69,524	—	N/A
AVA Ballard	Seattle, WA	16,460	46,661	—	16,460	46,661	63,121	1,060	62,061	—	N/A
AVA University District	Seattle, WA	5,476	27,512	35,652	5,476	63,164	68,640	183	68,457	—	N/A
Avalon Alderwood I	Lynnwood, WA	—	89	31,199	—	31,288	31,288	—	31,288	—	N/A

		197,886	781,481	1,520,061	197,886	2,301,542	2,499,428	20,510	2,478,918	142,061

Land held for development		300,364	—	—	300,364	—	300,364	—	300,364	—
Corporate overhead		37,362	21,323	66,447	37,362	87,770	125,132	45,603	79,529	2,600,000

		$3,618,162	$10,650,962	$2,531,197	$3,618,162	$13,182,159	$16,800,321	$2,516,112	$14,284,209	$6,029,998

(1)
This community is a Fund asset which the Company consolidated beginning in 2011.

AVALONBAY COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(Dollars in thousands)

        Amounts include real estate assets held for sale.

        Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

        Building—30 years
Improvements, upgrades and FF&E—not to exceed 7 years

        The aggregate cost of total real estate for federal income tax purposes was approximately $16,521,643 at December 31, 2013.

        The changes in total real estate assets for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years ended December 31,
	2013	2012	2011
Balance, beginning of period	$10,071,342	$9,288,496	$8,661,211
Acquisitions, construction costs and improvements	7,157,639	934,936	864,439
Dispositions, including impairment loss on planned dispositions	(428,660)	(152,089)	(237,154)

Balance, end of period	$16,800,321	$10,071,342	$9,288,496

        The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011, are as follows:

	Years ended December 31,
	2013	2012	2011
Balance, beginning of period	$2,056,222	$1,863,466	$1,705,567
Depreciation, including discontinued operations	573,715	260,094	250,269
Dispositions	(113,825)	(67,338)	(92,370)

Balance, end of period	$2,516,112	$2,056,222	$1,863,466