Form 10-Q
period 2014-03-31
AVALONBAY COMMUNITIES INC
filed 2014-05-02
CIK 915912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

129,609,154 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2014

AVALONBAY COMMUNITIES, INC.

FORM 10-Q

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	3-31-14	12-31-13
	(unaudited)
ASSETS
Real estate:
Land	$3,346,202	$3,315,521
Buildings and improvements	11,460,239	11,230,813
Furniture, fixtures and equipment	357,527	343,802
	15,163,968	14,890,136
Less accumulated depreciation	(2,608,172)	(2,503,902)
Net operating real estate	12,555,796	12,386,234
Construction in progress, including land	1,646,361	1,583,120
Land held for development	250,204	300,364
Operating real estate assets held for sale, net	—	14,491
Total real estate, net	14,452,361	14,284,209

Cash and cash equivalents	386,190	281,541
Cash in escrow	90,663	98,481
Resident security deposits	27,232	26,672
Investments in unconsolidated real estate entities	353,510	367,866
Deferred financing costs, net	42,181	40,677
Deferred development costs	34,305	31,592
Prepaid expenses and other assets	183,797	197,105
Total assets	$15,570,239	$15,328,143

LIABILITIES AND EQUITY
Unsecured notes, net	$2,844,917	$2,594,709
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,536,881	3,550,682
Dividends payable	150,309	138,476
Payables for construction	94,133	94,472
Accrued expenses and other liabilities	241,148	243,045
Accrued interest payable	33,285	43,353
Resident security deposits	46,493	45,485
Liabilities related to real estate assets held for sale	—	874
Total liabilities	6,947,166	6,711,096

Redeemable noncontrolling interests	16,002	17,320

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both March 31, 2014 and December 31, 2013; zero shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2014 and December 31, 2013; 129,572,864 and 129,416,695 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,296	1,294
Additional paid-in capital	9,002,260	8,988,723
Accumulated earnings less dividends	(353,029)	(345,254)
Accumulated other comprehensive loss	(47,058)	(48,631)
Total stockholders’ equity	8,603,469	8,596,132
Noncontrolling interest	3,602	3,595
Total equity	8,607,071	8,599,727
Total liabilities and equity	$15,570,239	$15,328,143

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(unaudited)

(Dollars in thousands, except per share data)

	For the three months ended
	3-31-14	3-31-13
Revenue:
Rental and other income	$396,998	$299,085
Management, development and other fees	3,077	2,272
Total revenue	400,075	301,357

Expenses:
Operating expenses, excluding property taxes	98,542	71,828
Property taxes	44,485	31,902
Interest expense, net	42,533	38,174
Depreciation expense	106,367	105,559
General and administrative expense	9,236	10,039
Expensed acquisition, development and other pursuit costs	715	40,059
Total expenses	301,878	297,561

Equity in income (loss) of unconsolidated entities	5,223	(18,564)

Income (loss) from continuing operations	103,420	(14,768)

Discontinued operations:
Income from discontinued operations	310	5,746
Gain on sale of communities	37,869	84,491
Total discontinued operations	38,179	90,237

Net income	141,599	75,469
Net loss (gain) attributable to noncontrolling interests	140	(42)

Net income attributable to common stockholders	$141,739	$75,427

Other comprehensive income:
Cash flow hedge losses reclassified to earnings	1,573	1,391
Comprehensive income	$143,312	$76,818

Earnings per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$0.80	$(0.12)
Discontinued operations attributable to common stockholders	0.29	0.75

Net income attributable to common stockholders	$1.09	$0.63

Earnings per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$0.80	$(0.12)
Discontinued operations attributable to common stockholders	0.29	$0.75

Net income attributable to common stockholders	$1.09	$0.63

Dividends per common share	$1.16	$1.07

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	For the three months ended
	3-31-14	3-31-13

Cash flows from operating activities:
Net income	$141,599	$75,469
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	106,367	105,559
Depreciation expense from discontinued operations	—	4,270
Amortization of deferred financing costs	1,518	1,934
Amortization of debt premium/discount	(8,774)	(3,538)
Amortization of stock-based compensation	3,615	2,099
Equity in (income) loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	(547)	16,734
Cash flow hedge losses reclassified to earnings	1,573	1,391
Gain on sale of real estate assets	(37,869)	(84,491)
Decrease (increase) in cash in operating escrows	6,831	(6,758)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	13,655	(23,299)
Decrease in accrued expenses, other liabilities and accrued interest payable	(7,651)	(7,982)
Net cash provided by operating activities	220,317	81,388

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(266,930)	(221,274)
Acquisition of real estate assets, including partnership interest	—	(749,275)
Capital expenditures - existing real estate assets	(13,709)	(1,852)
Capital expenditures - non-real estate assets	(9,300)	(1,764)
Proceeds from sale of real estate, net of selling costs	52,147	327,922
Decrease in payables for construction	(339)	(360)
Decrease (increase) in investments in unconsolidated real estate entities	13,767	(2,978)
Net cash used in investing activities	(224,364)	(649,581)

Cash flows from financing activities:
Issuance of common stock	7,234	253
Dividends paid	(138,393)	(110,891)
Repayments of mortgage notes payable, including prepayment penalties	(3,832)	(1,507,243)
Issuance of unsecured notes	250,000	—
Repayment of unsecured notes	—	(100,000)
Payment of deferred financing costs	(3,022)	—
Distributions to DownREIT partnership unitholders	(9)	(8)
Distributions to joint venture and profit-sharing partners	(82)	(80)
Redemption of preferred interest obligation	(3,200)	—
Net cash provided by (used in) financing activities	108,696	(1,717,969)
Net increase (decrease) in cash and cash equivalents	104,649	(2,286,162)
Cash and cash equivalents, beginning of period	281,541	2,733,618
Cash and cash equivalents, end of period	$386,190	$447,456
Cash paid during the period for interest, net of amount capitalized	$55,140	$45,765

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2014:

•                  As described in Note 4, “Equity,” 104,060 shares of common stock valued at $13,331,000 were issued in connection with stock grants; 638 shares valued at $78,000 were issued through the Company’s dividend reinvestment plan; and 33,365 shares valued at $3,567,000 were withheld to satisfy employees’ tax withholding and other liabilities.

•                  Common dividends declared but not paid totaled $150,304,000.

•                  The Company recorded a decrease of $1,081,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•                  The Company reclassified $1,573,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

During the three months ended March 31, 2013:

•                  The Company issued 14,889,706 shares of common stock valued at $1,875,210,000 as partial consideration for the Archstone Acquisition (as defined in this Form 10-Q); 119,292 shares of common stock valued at $15,394,000 were issued in connection with stock grants;  550 shares valued at $76,000 were issued through the Company’s dividend reinvestment plan; 29,219 shares valued at $3,590,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 9,226 shares and options valued at $780,000 previously issued in connection with employee compensation were forfeited. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

•                  The Company recorded a decrease to other liabilities and a corresponding decrease to interest expense, net of $1,414,000; and reclassified $1,391,000 of cash flow hedge losses from other comprehensive income to interest expense, net to record the impact of the Company’s derivative and hedge accounting activity.

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

•                  The Company assumed secured indebtedness with a principal amount of $3,512,202,000 in conjunction with the Archstone Acquisition.  The Company also assumed an obligation related to outstanding preferred interests of approximately $67,500,000, included in accrued expenses and other liabilities.

AVALONBAY COMMUNITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its consolidated subsidiaries), is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”). The Company focuses on the development, acquisition, ownership and operation of apartment communities primarily in high barrier to entry markets of the United States. The Company’s primary markets are located in New England, the New York/New Jersey Metro area, the Mid-Atlantic, the Pacific Northwest and the Northern and Southern California regions of the United States.

At March 31, 2014, the Company owned or held a direct or indirect ownership interest in 245 operating apartment communities containing 73,195 apartment homes in 12 states and the District of Columbia, of which five communities containing 2,248 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 31 communities under construction that are expected to contain an aggregate of 9,179 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 45 communities that, if developed as expected, will contain an estimated 12,632 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2013 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3-31-14	3-31-13
Basic and diluted shares outstanding

Weighted average common shares - basic	129,288,771	119,680,510

Weighted average DownREIT units outstanding	7,500	7,500

Effect of dilutive securities	333,286	423,118

Weighted average common shares - diluted	129,629,557	120,111,128

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$141,739	$75,427
Net income allocated to unvested restricted shares	(232)	(139)
Net income attributable to common stockholders, adjusted	$141,507	$75,288

Weighted average common shares - basic	129,288,771	119,680,510

Earnings per common share - basic	$1.09	$0.63

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$141,739	$75,427
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	9	8

Adjusted net income available to common stockholders	$141,748	$75,435

Weighted average common shares - diluted	129,629,557	120,111,128

Earnings per common share - diluted	$1.09	$0.63

Certain options to purchase shares of common stock in the amounts of 605,899 and 608,148 were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at March 31, 2014 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.0%. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2014 or 2013.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into Hedging Derivatives transactions for trading or other speculative purposes. The Company assesses both at inception, and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net.  For Hedging Derivatives positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.

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

Acquisitions of Investments in Real Estate

The Company accounts for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, building, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases.  In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform to current year presentations as a result of discontinued operations as described in Note 7, “Real Estate Disposition Activity.”

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board issued guidance updating the accounting and reporting for discontinued operations.  Under the recently issued guidance, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations.  Additionally, the final standard requires expanded disclosures about dispositions that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations, as well as disposals of a significant part of an entity that does not qualify for discontinued operations reporting.  The final standard is effective in the first quarter of 2015 and allows for early adoption.  The Company adopted the guidance as of January 1, 2014.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $19,679,000 and $13,139,000 for the three months ended March 31, 2014 and 2013, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of March 31, 2014 and December 31, 2013, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2014 and December 31, 2013, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 7, “Real Estate Disposition Activities”).

	3-31-14	12-31-13

Fixed rate unsecured notes (1)	$2,600,000	$2,600,000
Term Loan	250,000	—
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,414,295	2,418,389
Variable rate mortgage notes payable - conventional and tax-exempt	1,010,883	1,011,609

Total notes payable and unsecured notes	6,275,178	6,029,998

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$6,275,178	$6,029,998

(1)         Balances at March 31, 2014 and December 31, 2013 exclude $5,082 and $5,291 of debt discount, respectively, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)         Balances at March 31, 2014 and December 31, 2013 exclude $111,702 and $120,684 of debt premium, respectively, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

In March 2014, the Company entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  At March 31, 2014, the Company had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.05% (1.20% at March 31, 2014), assuming a one month borrowing rate.  The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company’s current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $52,300,000 and $65,018,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2014 and December 31, 2013, respectively.

In the aggregate, secured notes payable mature at various dates from November 2015 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,445,256,000 excluding communities classified as held for sale, as of March 31, 2014).

As of March 31, 2014, the Company has guaranteed approximately $289,597,000 of mortgage notes payable held by wholly owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% at both March 31, 2014 and December 31, 2013, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both March 31, 2014 and December 31, 2013, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2014 are as follows (dollars in thousands):

				Stated
	Secured	Secured	Unsecured	interest rate
	notes	notes	notes	of unsecured
Year	payments	maturities	maturities	notes

2014	$12,753	$—	$150,000	5.375%

2015	16,743	603,044	—	—

2016	17,874	16,255	250,000	5.750%

2017	19,060	710,491	250,000	5.700%

2018	18,413	76,928	—	—

2019	7,145	610,811	—	—

2020	6,205	50,824	250,000	6.100%

			400,000	3.625%

2021	5,985	27,844	250,000	3.950%

			250,000	LIBOR + 1.45%

2022	6,352	—	450,000	2.950%

2023	6,596	—	350,000	4.300%

			250,000	3.000%

Thereafter	85,878	1,125,977	—	—

	$203,004	$3,222,174	$2,850,000

The Company was in compliance at March 31, 2014 with certain customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed-rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2014 (dollars in thousands):

			Accumulated	Accumulated	Total
		Additional	earnings	other	AvalonBay
	Common	paid-in	less	comprehensive	stockholders’	Noncontrolling	Total
	stock	capital	dividends	loss	equity	interests	equity

Balance at December 31, 2013	$1,294	$8,988,723	$(345,254)	$(48,631)	$8,596,132	$3,595	$8,599,727

Net income attributable to common stockholders	—	—	141,739	—	141,739	—	141,739
Cash flow hedge loss reclassified to earnings	—	—	—	1,573	1,573	—	1,573
Change in redemption value of redeemable noncontrolling interest	—	—	1,081	—	1,081	—	1,081
Noncontrolling interests income allocation	—	—	—	—	—	7	7
Dividends declared to common stockholders	—	—	(150,304)	—	(150,304)	—	(150,304)
Issuance of common stock, net of withholdings	2	4,033	(291)	—	3,744	—	3,744
Amortization of deferred compensation	—	9,504	—	—	9,504	—	9,504

Balance at March 31, 2014	$1,296	$9,002,260	$(353,029)	$(47,058)	$8,603,469	$3,602	$8,607,071

As of March 31, 2014 and December 31, 2013, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2014, the Company:

(i)                                     issued 84,836 shares of common stock in connection with stock options exercised;

(ii)                                  issued 638 common shares through the Company’s dividend reinvestment plan;

(iii)                               issued 104,060 common shares in connection with stock grants; and

(iv)                              withheld 33,365 common shares to satisfy employees’ tax withholding and other liabilities.

Any deferred compensation related to the Company’s stock option and restricted stock grants during the three months ended March 31, 2014 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2014, and will not be reflected until earned as compensation cost.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company may sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period.  Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold.  The Company had no sales under CEP III during the three months ended March 31, 2014, and has $646,274,000 of shares that remain authorized for issuance under this program as of March 31, 2014.

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

Under the terms of the Purchase Agreement, the Company acquired approximately 40% of Archstone’s assets and liabilities and Equity Residential acquired approximately 60% of Archstone’s assets and liabilities (the “Archstone Acquisition”). The Company accounted for the acquisition as a business combination and recorded the purchase price to acquired tangible assets consisting primarily of direct and indirect interests in land and related improvements, buildings and improvements, construction in progress and identified intangible assets and liabilities, consisting primarily of the value of above and below market leases, the value of in-places leases, and acquired management fees, at their fair values.

During the three months ended March 31, 2013, the Company recognized $69,271,000 in acquisition related expenses associated with the Archstone Acquisition, with $29,457,000 reported as a component of equity in income (loss) of unconsolidated entities, and the balance in expensed acquisition, development, and other pursuit costs on the accompanying Consolidated Statements of Comprehensive Income.

Consideration

Pursuant to the Purchase Agreement and separate arrangements between the Company and Equity Residential governing the allocation of liabilities assumed under the Purchase Agreement, the Company’s portion of consideration under the Purchase Agreement consisted of the following:

•                  the issuance of 14,889,706 shares of the Company’s common stock, valued at $1,875,210,000 as of the market’s close on the closing date, February 27, 2013;

•                  cash payment of approximately $760,000,000;

•                  the assumption of consolidated indebtedness with a fair value of approximately $3,732,980,000, as of February 27, 2013, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeds the principal face value, $70,479,000 of which excess related to $1,477,720,000 principal amount of debt the Company repaid concurrent with the Archstone Acquisition;

•                  the acquisition with Equity Residential of interests in entities that have preferred units outstanding, some of which may be presented for redemption from time to time. The Company’s 40% share of the fair value of the collective obligations, including accrued dividends on these outstanding Archstone preferred units as of February 27, 2013, was approximately $67,500,000; and

•                  the assumption with Equity Residential of all other liabilities, known or unknown, of Archstone, other than certain excluded liabilities. The Company shares 40% of the responsibility for these liabilities.

The following table presents information for assets acquired in the Archstone Acquisition that are included in the Company’s Consolidated Statement of Comprehensive Income from the closing date of the acquisition, February 27, 2013, through March 31, 2013 (in thousands).

For the period including February 28, 2013 through March 31, 2013
Revenues	$36,624
Loss attributable to common shareholders (1)	$(22,635)

(1) Amounts exclude acquisition costs for the Archstone Acquisition.

Pro Forma Information

The following table presents the Company’s supplemental consolidated pro forma information for the three months ended March 31, 2013, as if the acquisition had occurred on January 1, 2012 (unaudited) (in thousands):

For the three months ended March 31, 2013
Revenues	$384,078
Income from continuing operations	$106,853
Earnings per common share - diluted (from continuing operations)	$0.84

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

6.  Investments in Real Estate Entities

Investment in unconsolidated entities

As of March 31, 2014, the Company had investments in seven unconsolidated real estate entities, excluding interest in the Residual JV (as defined in this Form 10-Q), with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented (dollars in thousands):

	3-31-14	12-31-13
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,883,464	$1,890,496
Other assets	355,135	402,644

Total assets	$2,238,599	$2,293,140

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,249,276	$1,251,067
Other liabilities	39,532	29,677
Partners’ capital	949,791	1,012,396

Total liabilities and partners’ capital	$2,238,599	$2,293,140

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented (dollars in thousands):

	For the three months ended
	(unaudited)
	3-31-14	3-31-13

Rental and other income	$51,132	$43,827
Operating and other expenses	(21,171)	(17,705)
Gain on sale of communities	—	54,051
Interest expense, net	(13,890)	(15,269)
Depreciation expense	(14,417)	(13,151)
Net income	$1,654	$51,753

In conjunction with the formation of AvalonBay Value Added Fund, L.P. (“Fund I”) and AvalonBay Value Added Fund II, L.P. (“Fund II”), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $5,404,000 at March 31, 2014 and $5,439,000 at December 31, 2013 of the respective investment balances.

As part of the formation of Fund I and Fund II, the Company provided separate and distinct guarantees to one of the limited partners in each of the ventures.  These guarantees are specific to the respective fund and any impacts or obligation of the Company to perform under one of the guarantees has no impact on the Company’s obligations with respect to the other guarantee. The guarantees provide that, if, upon final liquidation of Fund I or Fund II, the total amount of all distributions to the guaranteed partner during the life of the respective fund (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $7,500,000 for Fund I and approximately $8,910,000 for Fund II as of March 31, 2014).  As of March 31, 2014, the total amount of all distributions made by Fund I to that partner exceeds the minimum of the total capital contributions made by that partner, satisfying the Company’s guarantee.  As of March 31, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payments under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under, these guarantees, both at inception and as of March 31, 2014, was not significant and therefore the Company has not recorded any obligation for either of these guarantees as of March 31, 2014.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $702,000 and $245,000 for the three months ended March 31, 2014 and 2013, respectively. These costs are included in expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three months ended March 31, 2014 and 2013.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land.  The Company did not recognize any impairment charges on its investment in land for the three months ended March 31, 2014 and 2013.

The Company also evaluates its unconsolidated investments for impairment, considering both the carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three months ended March 31, 2014 and 2013.

7.  Real Estate Disposition Activities

During the three months ended March 31, 2014, the Company sold Avalon Valley located in Danbury, CT.  Avalon Valley, containing 268 homes, was sold for $53,325,000.  The Company’s gain in accordance with GAAP for the disposition was $37,869,000.

During the three months ended March 31, 2014, the limited partnership that owned Arna Valley View, a 101 apartment home community in Arlington, VA, sold the apartment community.  In conjunction with the sale of Arna Valley View, the Company received amounts due for its residual ownership interest of approximately $2,195,000, reported as a component of equity in income (loss) of unconsolidated entities on its Condensed Consolidated Statements of Comprehensive Income, included in this Form 10-Q.

The operations for any real estate assets sold from January 1, 2013 through March 31, 2014, which were classified as held for sale and discontinued operations as of and for the period ended December 31, 2013, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended
	(unaudited)
	3-31-14	3-31-13

Rental income	$579	$14,002
Operating and other expenses	(269)	(3,986)
Depreciation expense	—	(4,270)
Income from discontinued operations	$310	$5,746

8.  Segment Reporting

The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities.  Annually as of January 1st, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change.  The Company expects to update its operating segments on April 1, 2014, primarily to include communities acquired as part of the Archstone Acquisition, as described in Note 5, “Archstone Acquisition,” in its Established Community portfolio.

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

A reconciliation of NOI to net income for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	For the three months ended
	3-31-14	3-31-13

Net income	$141,599	$75,469
Indirect operating expenses, net of corporate income	10,818	9,041
Investments and investment management expense	979	1,015
Expensed acquisition, development and other pursuit costs	715	40,059
Interest expense, net	42,533	38,174
General and administrative expense	9,236	10,039
Equity in loss (income) of unconsolidated entities	(5,223)	18,564
Depreciation expense	106,367	105,559
Gain on sale of real estate assets	(37,869)	(84,491)
Income from discontinued operations	(310)	(5,746)
Net operating income	$268,845	$207,683

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2014 and 2013 has been adjusted for the real estate assets that were both sold between January 1, 2013 and March 31, 2014, and qualified as discontinued operations as of December 31, 2013, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended
	Total		% NOI change	Gross
	revenue	NOI	from prior year	real estate (1)

For the period ended March 31, 2014

Established
New England	$48,630	$29,904	(2.0)%	$1,489,948
Metro NY/NJ	72,354	50,019	1.3%	2,187,554
Mid-Atlantic	24,647	17,455	(3.0)%	644,657
Pacific Northwest	13,129	9,134	3.2%	498,710
Northern California	42,219	32,834	11.4%	1,400,087
Southern California	34,149	23,352	4.2%	1,217,764
Total Established	235,128	162,698	2.6%	7,438,720

Other Stabilized	132,320	90,071	N/A	6,543,948
Development / Redevelopment	29,550	16,076	N/A	2,786,334
Land Held for Future Development	N/A	N/A	N/A	250,204
Non-allocated (2)	3,077	N/A	N/A	41,327

Total	$400,075	$268,845	29.3%	$17,060,533

For the period ended March 31, 2013

Established
New England	$43,350	$27,712	1.7%	$1,360,858
Metro NY/NJ	61,244	42,439	5.5%	1,915,890
Mid-Atlantic	25,035	18,188	1.6%	631,207
Pacific Northwest	11,376	7,850	10.5%	443,564
Northern California	34,064	25,609	11.4%	1,231,893
Southern California	26,910	18,463	5.9%	987,209
Total Established	201,979	140,261	5.5%	6,570,621

Other Stabilized	73,932	51,433	N/A	6,733,024
Development / Redevelopment	23,174	15,989	N/A	1,915,146
Land Held for Future Development	N/A	N/A	N/A	359,029
Non-allocated (2)	2,272	N/A	N/A	69,318

Total	$301,357	$207,683	29.1%	$15,647,138

(1)         Does not include gross real estate assets held for sale of $510,623 as of March 31, 2013.

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

9.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

		Weighted		Weighted
		average		average
	2009 Plan	exercise price	1994 Plan	exercise price
	shares	per share	shares	per share

Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19
Exercised	(37,572)	111.34	(47,264)	80.37
Forfeited	—	—	(550)	49.09
Options Outstanding, March 31, 2014	463,996	$121.53	643,712	$108.13
Options Exercisable March 31, 2014	285,517	$116.32	643,712	$108.13

During the three months ended March 31, 2014, the Company issued 104,060 shares of restricted stock with a fair value of $13,331,000. The Company granted 131,941 restricted stock units with an estimated aggregate compensation cost of $15,627,000, as part of its stock-based compensation plan, during the three months ended March 31, 2014. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 57,493 restricted units, with the remaining amount to be earned for the balance of the grant determined by operating performance metrics.  For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $128.97; dividend yield of approximately 3.5%; estimated volatility figures ranging from 17.6% to 18.6% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.04% to 0.72%, resulting in an average estimated fair value per restricted stock unit of $104.80.

At March 31, 2014, the Company had 211,967 outstanding unvested shares granted under restricted stock awards. Restricted stock vesting during the three months ended March 31, 2014 totaled 74,091 shares and had fair values at the grant date ranging from $74.20 to $149.05 per share.  The total grant date fair value of shares vested was $8,763,000 and $8,981,000 for the three months ended March 31, 2014 and 2013, respectively.

Total employee stock-based compensation cost recognized in income was $3,154,000 and $5,617,000 for the three months ended March 31, 2014 and 2013, respectively, and total capitalized stock-based compensation cost was $1,435,000 and $1,860,000 for the three months ended March 31, 2014 and 2013, respectively.  At March 31, 2014, there was a total of $2,242,000 and $32,631,000 in unrecognized compensation cost for unvested stock options and unvested restricted stock and restricted stock units, respectively, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options, and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 1.65 years and 4.16 years, respectively.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $3,077,000 and $2,272,000 in the three months ended March 31, 2014 and 2013, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $7,595,000 and $7,004,000 as of March 31, 2014 and December 31, 2013, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $156,000 and $256,000, in the three months ended March 31, 2014 and 2013, respectively, as a component of general and administrative expense.  Deferred compensation relating to restricted stock grants and deferred stock awards to non-employee directors was $167,000 and $417,000 on March 31, 2014 and December 31, 2013, respectively.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for the three months ended March 31, 2014, or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at March 31, 2014, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-
	designated	Cash Flow
	Hedges	Hedges
	Interest	Interest
	Rate Caps	Rate Caps

Notional balance	$610,685	$133,945
Weighted average interest rate (1)	1.7%	2.5%
Weighted average capped interest rate	5.9%	4.9%
Earliest maturity date	Aug-14	Apr-15
Latest maturity date	Aug-18	Jun-15

(1)Represents the weighted average interest rate on the hedged debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had three derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at March 31, 2014. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended at March 31, 2014 were not material. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2013 resulted in an unrecognized gain of approximately $1,414,000, included in interest expense, net in the Condensed Consolidated Statements of Comprehensive Income.  The Company reclassified $1,573,000 and $1,391,000 of deferred losses from accumulated other comprehensive income as a charge to earnings, for the three months ended March 31, 2014 and 2013, respectively.  The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive income into earnings within the next 12 months to offset the variability of cash flows of the hedged items during this period.

Redeemable Noncontrolling Interests

The Company provided redemption options (the “Puts”) that allow joint venture partners of the Company to require the Company to purchase their interests in the investment at a guaranteed minimum amount related to three ventures.  The Puts are payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, applying a guaranteed rate of return to the joint venture partners’ net capital contribution balances as of period end. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

The Company issued units of limited partnership interest in DownREITs which provide the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement.  Under the DownREIT agreements, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company’s common stock on or about the date of redemption.  In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company’s common stock. The limited partnership units in the DownREITs are valued using the market price of the Company’s common stock, a Level 1 price under the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

Cash and Cash Equivalents

Cash and cash equivalent balances are held with various financial institutions within principal protected accounts.  The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses related to cash and cash equivalent balances is remote.  Cash and cash equivalents are carried at their face amounts, which reasonably approximate their fair values and are Level 1 within the fair value hierarchy.

Other Financial Instruments

The Company values its unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its notes payable and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its notes payable and amounts outstanding under its Credit Facility and Term Loan are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Total Fair Value	Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2014	(Level 1)	(Level 2)	(Level 3)

Interest Rate Caps	$65	$—	$65	$—
Puts	(14,582)	—	—	(14,582)
DownREIT units	(985)	(985)	—	—
Indebtedness	(6,604,144)	(2,698,092)	(3,906,052)	—
Total	$(6,619,646)	$(2,699,077)	$(3,905,987)	$(14,582)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2014:

•                  Fund I sold Weymouth Place, located in Weymouth, MA. Weymouth Place, containing 211 apartment homes, was sold for $25,750,000.

•                  In conjunction with certain requirements associated with the development of an apartment community, the Company entered into a $53,000,000 secured mortgage maturing in 2019, with an option to extend the maturity to 2024.  The mortgage is comprised of a $15,000,000 fixed rate note and a $38,000,000 variable rate note.

•                  The Company repaid $150,000,000 principal amount of its 5.375% coupon unsecured notes pursuant to their scheduled maturity.

In 2014, through April 30, 2014, the Residual JV completed the disposition of substantially all of its indirect interest in German multifamily real estate assets as well as the associated property management company.  The Company’s pro rata share of the proceeds that have been repatriated to the Residual JV as a result of these dispositions was approximately $40,100,000.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2013 (the “Form 10-K”).

Capitalized terms have the meanings provided elsewhere in this Form 10-Q.

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

First Quarter 2014 Highlights

We experienced strong operating performance in the first quarter of 2014.

•                  Net income attributable to common stockholders for the quarter ended March 31, 2014 was $141,739,000, an increase of $66,312,000, or 87.9%, over the prior year period.  The increase is attributable primarily to increased revenue from communities acquired in the Archstone Acquisition, as well as newly developed communities and a decrease in expensed acquisition costs, partially offset by a decrease in gain on sale of communities.

•                  For the quarter ended March 31, 2014, Established Communities NOI increased by $4,096,000 or 2.6% over the prior year period. This year-over-year increase was driven by an increase in rental revenue of 3.7%, partially offset by an increase in operating expenses of 6.5% as compared to the prior year period.

Our consolidated operating results for the quarter ended March 31, 2014 include operations from the communities acquired as part of the Archstone Acquisition, as described in Note 5, “Archstone Acquisition,” and reflect year-over-year revenue growth, as well as continued sequential rental revenue growth.  The overall increase in revenues was driven by the communities acquired in the Archstone Acquisition and strong leasing activity for new development. We expect year-over-year revenue growth to continue for the balance of 2014, supported by communities acquired as part of the Archstone Acquisition as well as our Established Communities. We also expect that revenue and NOI from newly constructed communities will contribute significantly to our growth for the remainder of 2014.

During the three months ended March 31, 2014, we completed the construction of two communities with an aggregate of 648 apartment homes for a total capitalized cost of $119,000,000. We also started construction of four communities expected to contain 1,119 apartment homes with an expected aggregate total capitalized cost of $314,500,000. At March 31, 2014, 31 communities were under construction with a projected total capitalized cost of approximately $2,992,700,000.  In addition, as of March 31, 2014, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 45 apartment communities that, if developed as expected, will contain an estimated 12,632 apartment homes, and will be developed for an aggregate total capitalized cost of $3,613,000,000, a decline of $165,000,000 from our position as of December 31, 2013.

During the three months ended March 31, 2014, we started the redevelopment of two communities containing 1,122 apartment homes, which are expected to be redeveloped for a total capitalized cost of $32,600,000, excluding costs incurred prior to redevelopment.  At March 31, 2014, there were five communities under redevelopment, with an expected investment of approximately $69,900,000, excluding costs incurred prior to the start of redevelopment.

During the three months ended March 31, 2014, we sold Avalon Valley located in Danbury, CT.  Avalon Valley, containing 268 homes, was sold for $53,325,000. Our gain in accordance with GAAP for the disposition was $37,869,000.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets.  We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources:  operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; available remaining capacity under the Term Loan, or through the formation of joint ventures.  See the discussion under Liquidity and Capital Resources.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights (as defined below).  Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities, and exclude communities owned by the Residual JV.  While we generally establish the classification of communities on an annual basis, we intend to update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•                        Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year.  For the period ended March 31, 2014, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy and operating expenses as of January 1, 2013, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•                        Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.  Our Other Stabilized Communities as of March 31, 2014 included the operating communities acquired as part of the Archstone Acquisition.

•                        Lease-Up Communities are communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•                        Redevelopment Communities are communities where substantial redevelopment is in progress or is planned to begin during the current year.  Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates.

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

We have updated our operating segments effective April 1, 2014, for financial reporting periods beginning after March 31, 2014.  This update was done primarily to include communities acquired as part of the Archstone Acquisition, in our Established Community portfolio for quarterly results of operations for the balance of the year.

We currently lease our corporate headquarters located in Arlington, Virginia under an operating lease. The lease term ends in 2020, subject to two five year renewal options.  All other regional and administrative offices are leased under operating leases.

As of March 31, 2014, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of	Number of
	communities	apartment homes

Current Communities

Established Communities:
New England	34	7,749
Metro NY/NJ	29	9,480
Mid-Atlantic	12	4,370
Pacific Northwest	11	2,591
Northern California	21	5,978
Southern California	26	6,468
Total Established	133	36,636

Other Stabilized Communities:
New England	13	3,611
Metro NY/NJ	16	5,197
Mid-Atlantic	24	8,192
Pacific Northwest	5	1,204
Northern California	15	4,832
Southern California	28	9,357
Non Core	3	1,030
Total Other Stabilized	104	33,423

Lease-Up Communities	3	888

Redevelopment Communities	5	2,248

Total Current Communities	245	73,195

Development Communities	31	9,179

Development Rights	45	12,632

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2014 and 2013 follows (unaudited, dollars in thousands):

	For the three months ended
	3-31-14	3-31-13	$ Change	% Change

Revenue:
Rental and other income	$396,998	$299,085	$97,913	32.7%
Management, development and other fees	3,077	2,272	805	35.4%
Total revenue	400,075	301,357	98,718	32.8%

Expenses:
Direct property operating expenses, excluding property taxes	83,634	59,491	24,143	40.6%
Property taxes	44,485	31,902	12,583	39.4%
Total community operating expenses	128,119	91,393	36,726	40.2%

Corporate-level property management and other indirect operating expenses	13,929	11,322	2,607	23.0%
Investments and investment management expense	979	1,015	(36)	(3.5)%
Expensed acquisition, development and other pursuit costs	715	40,059	(39,344)	(98.2)%
Interest expense, net	42,533	38,174	4,359	11.4%
Depreciation expense	106,367	105,559	808	0.8%
General and administrative expense	9,236	10,039	(803)	(8.0)%
Total other expenses	173,759	206,168	(32,409)	(15.7)%

Equity in income (loss) of unconsolidated entities	5,223	(18,564)	23,787	128.1%

Income (loss) from continuing operations	103,420	(14,768)	118,188	(800.3)%

Discontinued operations:
Income from discontinued operations	310	5,746	(5,436)	(94.6)%
Gain on sale of communities	37,869	84,491	(46,622)	(55.2)%
Total discontinued operations	38,179	90,237	(52,058)	(57.7)%

Net income	141,599	75,469	66,130	87.6%

Net loss (income) attributable to noncontrolling interests	140	(42)	182	433.3%

Net income attributable to common stockholders	$141,739	$75,427	$66,312	87.9%

Net income attributable to common stockholders increased $66,312,000 or 87.9%, to $141,739,000 for the three months ended March 31, 2014 as compared to the prior year period.  The increase for the three months ended March 31, 2014 is primarily due to increased revenue from communities acquired in the Archstone Acquisition and newly developed communities, and a decrease in expensed acquisition costs, partially offset by a decrease in gain on sale of communities.

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

NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2014 and 2013 to net income for each period are as follows (dollars in thousands):

	For the three months ended
	3-31-14	3-31-13

Net income	$141,599	$75,469
Indirect operating expenses, net of corporate income	10,818	9,041
Investments and investment management expense	979	1,015
Expensed acquisition, development and other pursuit costs	715	40,059
Interest expense, net	42,533	38,174
General and administrative expense	9,236	10,039
Equity in loss (income) of unconsolidated entities	(5,223)	18,564
Depreciation expense	106,367	105,559
Gain on sale of real estate assets	(37,869)	(84,491)
Income from discontinued operations	(310)	(5,746)
Net operating income	$268,845	$207,683

The NOI changes for the three months ended March 31, 2014, as compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3-31-14

Established Communities	$4,096

Other Stabilized Communities (1)	50,765

Development and Redevelopment Communities	6,301

Total	$61,162

(1) Includes operating communities acquired as part of the Archstone Acquisition.

The increase in our Established Communities’ NOI for the three months ended March 31, 2014 is due to increased rental rates, partially offset by decreased occupancy and increased operating expenses. Operating expenses for the three months ended March 31, 2014 were significantly impacted by the colder than expected temperatures and inclement weather, primarily in our East Coast markets.  For full-year 2014, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses.  For the balance of 2014 we expect our operating expenses will increase, but at a moderating rate, resulting in a slowing of the growth in operating expenses over the prior year period over the remainder of the year.

Rental and other income increased in the three months ended March 31, 2014 as compared to the prior year period due to additional rental income generated from newly developed and acquired communities and an increase in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 59,893 apartment homes for the three months ended March 31, 2014, as compared to 49,039 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,211 for the three months ended March 31, 2014 as compared to $2,125 in the prior year period.

Established Communities — Rental revenue increased $8,449,000, or 3.7%, for the three months ended March 31, 2014 as compared to the prior year period. The increase is due to an increase in average rental rates of 3.8% to $2,225, partially offset by a decrease in economic occupancy of 0.1% to 96.1%.  Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 30.8% of Established Community rental revenue for the three months ended March 31, 2014, and experienced an increase in rental revenue of 3.2% as compared to the prior year period. Average rental rates increased 3.1% to $2,631, and economic occupancy increased 0.1% to 96.6% for the three months ended March 31, 2014, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 0.2% during the three months ended March 31, 2014. Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, technology, retail, hospitality and education.

The New England region accounted for approximately 20.7% of Established Community rental revenue for the three months ended March 31, 2014, and experienced an increase in rental revenue of 2.5% as compared to the prior year period. Average rental rates increased 3.5% to $2,204, and were partially offset by a decrease in economic occupancy of 1.0% to 94.9% for the three months ended March 31, 2014, as compared to the prior year period.  Sequential revenue was impacted by the inclement weather experienced in the three months ended March 31, 2014 and decreased from the prior quarter by 1.0%. The New England region continues to see employment growth in the medical, education and technology fields in the Boston metro area.  The area is seeing a recovery in for-sale housing ahead of most other regions, resulting in resurgence in suburban employment. The Fairfield market continues to experience slower growth due to this market’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

Northern California accounted for approximately 17.9% of Established Community rental revenue for the three months ended March 31, 2014, and experienced an increase in rental revenue of 8.1% as compared to the prior year period. Average rental rates increased 7.4% to $2,431, and economic occupancy increased 0.7% to 96.8% for the three months ended March 31, 2014, as compared to the prior year period. The Northern California region also saw the strongest sequential rental revenue growth in our markets, increasing 1.1% during the three months ended March 31, 2014.  While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology and medical sectors to continue to fuel demand for apartment homes.

Southern California accounted for approximately 14.5% of Established Community rental revenue for the three months ended March 31, 2014, and experienced an increase in rental revenue of 3.9% as compared to the prior year period.  Average rental rates increased 4.2% to $1,829, and were partially offset by a decrease in economic occupancy of 0.3% to 96.2% for the three months ended March 31, 2014, as compared to the prior year period. Sequentially, the Southern California region saw a 0.7% increase in rental revenue in the first quarter of 2014. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results in 2014.

The Mid-Atlantic region accounted for approximately 10.5% of Established Community rental revenue and saw rental revenue remain consistent for the three months ended March 31, 2014, as compared to the prior year period.  Average rental rates decreased 0.1% to $1,956, and economic occupancy increased 0.1% to 96.1% for the three months ended March 31, 2014, as compared to the prior year period. The Mid-Atlantic region experienced a sequential quarterly rental revenue increase of 0.2%.  Improving economic conditions are expected to produce stronger apartment demand in the Mid-Atlantic; however, elevated levels of new apartment deliveries will continue to challenge the region’s apartment fundamentals.

The Pacific Northwest region accounted for approximately 5.6% of Established Community rental revenue for the three months ended March 31, 2014, and experienced an increase in rental revenue of 4.7% as compared to the prior year period. Average rental rates increased 5.6% to $1,770, and economic occupancy decreased 0.9% to 95.1% for the three months ended March 31, 2014, as compared to the prior year period. The Pacific Northwest showed sequential rental revenue growth of 1.0%. The region’s on-line retail, technology, and manufacturing sectors continue to support growth in the economy and improvement in apartment fundamentals.  Rental revenue growth may be tempered in 2014 due to the increased supply of apartment homes, particularly in the urban core of Seattle, which may affect our future revenue growth in this region.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2014 and 2013 (unaudited, dollars in thousands):

	For the three months ended
	3-31-14	3-31-13

Rental revenue (GAAP basis)	$234,966	$226,517
Concessions amortized	308	264
Concessions granted	(502)	(53)

Rental revenue adjusted to state concessions on a cash basis	$234,772	$226,728

Year-over-year % change — GAAP revenue		3.7%

Year-over-year % change — cash concession based revenue		3.5%

Management, development and other fees increased $805,000, or 35.4%, for the three months ended March 31, 2014 as compared to the prior year period, primarily due to property and asset management fees related to the Archstone Acquisition and related private real estate investment management funds (U.S. Fund and the AC JV), partially offset by lower property and asset management fees earned as a result of dispositions from Fund I.

Direct property operating expenses, excluding property taxes increased $24,143,000, or 40.6%, for the three months ended March 31, 2014 as compared to the prior year period, primarily due to the addition of communities acquired in the Archstone Acquisition as well as newly developed apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $3,922,000, or 8.7%, for three months ended March 31, 2014 as compared to the prior year period, primarily due to increased utilities, repairs and maintenance, and office operations costs.

Property taxes increased $12,583,000, or 39.4%, for the three months ended March 31, 2014 as compared to the prior year period, primarily due to communities acquired in the Archstone Acquisition and the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio.

For Established Communities, property taxes increased by $516,000, or 2.2%, for the three months ended March 31, 2014 as compared to the prior year period due to higher rates and assessments, partially offset by refunds received for appeals in 2014 not received in the prior year period.  We expect property taxes to continue to increase for the balance of 2014 over 2013. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases.  We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations.  We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased by $2,607,000, or 23.0%, for the three months ended March 31, 2014 as compared to the prior year period, primarily due to an increase in the number of associates as a result of the Archstone Acquisition and other compensation related costs.

Investments and investment management expense decreased by $36,000, or 3.5%, for the three months ended March 31, 2014 as compared to the prior year period, primarily due to decreased compensation related costs related to our investment management fund platform as activity has declined.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased during the three months ended March 31, 2014 as compared to the prior year period, primarily due to costs associated with the acquisition of the Archstone communities in 2013.

Interest expense, net increased $4,359,000, or 11.4%, for the three months ended March 31, 2014 as compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the premium on debt, and interest income.  The increase for the three months ended March 31, 2014 is primarily due to increased secured and unsecured debt outstanding, including amounts assumed in the Archstone Acquisition, partially offset by an increase in capitalized interest related to our increased development activity.

Depreciation expense increased $808,000, or 0.8%, in the three months ended March 31, 2014 as compared to the prior year period, primarily due to communities acquired in the Archstone Acquisition.

General and administrative expense (“G&A”) decreased $803,000, or 8.0%, for the three months ended March 31, 2014 as compared to the prior year period, primarily due to legal recoveries in 2014 not present in the prior year period.

Equity in income (loss) of unconsolidated entities increased $23,787,000, or 128.1%, for the three months ended March 31, 2014 as compared to the prior year period. The increase was a result of certain expensed transaction costs associated with the Archstone Acquisition that were incurred in 2013 through the unconsolidated joint venture entities owned with Equity Residential, that were not present in the three months ended March 31, 2014.

Income from discontinued operations represents the net income generated by real estate sold or qualifying as discontinued operations during the period from January 1, 2013 through March 31, 2014.  The decrease in the three months ended March 31, 2014 as compared to the prior year period, was due to the number and size of communities sold or held for sale during each period.

Gain on sale of communities decreased for the three months ended March 31, 2014. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Net loss (income) attributable to noncontrolling interests for the three months ended March 31, 2014 resulted in an allocation of loss of $140,000, as compared to an allocation of gain of $42,000 for the three months ended March 31, 2013.

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

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended
	3-31-14	3-31-13

Net income attributable to common stockholders	$141,739	$75,427
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	108,966	111,944
Distributions to noncontrolling interests, including discontinued operations	9	8
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	—	(9,352)
Gain on sale of previously depreciated real estate assets	(37,869)	(84,491)
FFO attributable to common stockholders	$212,845	$93,536

Weighted average common shares outstanding - diluted	129,629,557	120,111,128
EPS per common share - diluted	$1.09	$0.63
FFO per common share - diluted	$1.64	$0.78

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended
	3-31-14	3-31-13
Net cash provided by operating activities	$220,317	$81,388
Net cash used in investing activities	$(224,364)	$(649,581)
Net cash provided by (used in) financing activities	$108,696	$(1,717,969)

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

For the balance of 2014, we expect to meet our liquidity needs from a variety of internal and external sources, which may include real estate dispositions, cash balances on hand, borrowing capacity under our Credit Facility and/or the Term Loan, secured and unsecured debt financings, and other public or private sources of liquidity including the issuance of common and preferred equity, as well as cash generated from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Unrestricted cash and cash equivalents totaled $386,190,000 at March 31, 2014, an increase of $104,649,000 from $281,541,000 at December 31, 2013.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities increased to $220,317,000 for the three months ended March 31, 2014 from $81,388,000 for the three months ended March 31, 2013. The change was driven primarily by increased NOI from communities acquired in the Archstone Acquisition as well as existing and newly developed communities, a decrease in acquisition costs and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $224,364,000 for the three months ended March 31, 2014 related to investments in assets primarily through development and redevelopment, partially offset by the proceeds received for a disposition. During the three months ended March 31, 2014, we invested $289,939,000 in the following:

•      we invested approximately $266,930,000 in the development and redevelopment of communities; and

•      we had capital expenditures of $23,009,000 for our operating communities and non-real estate assets.

Financing Activities — Net cash provided by financing activities totaled $108,696,000 for the three months ended March 31, 2014.  The net cash provided is due to borrowing $250,000,000 on the Term Loan, partially offset by the payment of cash dividends in the amount of $138,393,000.

Variable Rate Unsecured Credit Facility

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.20% at April 30, 2014 assuming a one month borrowing rate).  The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

We had $25,000,000 outstanding under the Credit Facility and had $51,625,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2014.

Financial Covenants

We are subject to financial and other covenants contained in the Credit Facility, the Term Loan and the indenture under which our unsecured notes were issued.  The financial covenants include the following:

•                 limitations on the amount of total and secured debt in relation to our overall capital structure;

•                  limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•                  minimum levels of debt service coverage.

We were in compliance with these covenants at March 31, 2014.

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

Continuous Equity Program (CEP)

In August 2012, we commenced a third continuous equity program (“CEP III”), under which we may sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. We did not sell any shares under CEP III during the three months ended March 31, 2014.  We had $646,274,000 of our common stock available to be issued under CEP III at March 31, 2014.

Future Financing and Capital Needs — Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.

During the three months ended March 31, 2014, we entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  As of April 30, 2014, we had borrowed $250,000,000 under the Term Loan, and have the option to draw the additional $50,000,000 until March 2015.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2014 and December 31, 2013 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have any equity or other interest.

	All-In	Principal
	interest	maturity	Balance Outstanding
Community	rate (1)	date	12-31-13	3-31-14		2014	2015	2016	2017	2018	Thereafter
Tax-exempt bonds (4)
Fixed rate
Eaves Washingtonian Center I	7.83%	May-2027	$8,401	$8,306		$295	$419	$449	$482	$517	$6,144
Avalon Oaks	7.50%	Feb-2041	16,094	16,044		157	222	238	255	276	14,896
Avalon Oaks West	7.54%	Apr-2043	16,032	15,987		140	198	211	225	241	14,972
Avalon at Chestnut Hill	6.15%	Oct-2047	39,979	39,873		327	457	482	509	536	37,562
Avalon Westbury	4.13%	Nov-2036	62,200	62,200		—	—	—	—	—	62,200
			142,706	142,410		919	1,296	1,380	1,471	1,570	135,774

Variable rate (2)
Avalon at Mountain View	0.90%	Feb-2017	18,300	18,300	(3)	—	—	—	18,300	—	—
Avalon at Mission Viejo	1.23%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.15%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.47%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Avalon Pacifica	1.48%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.01%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.49%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.37%	Mar-2046	116,000	116,000	(7)	—	—	—	—	—	116,000
Avalon Walnut Creek	1.37%	Mar-2046	10,000	10,000	(7)	—	—	—	—	—	10,000
Avalon Morningside Park	1.60%	May-2046	100,000	100,000	(5)	—	—	—	—	—	100,000
Avalon Clinton North	1.75%	Nov-2038	147,000	147,000	(3)	—	—	—	—	—	147,000
Avalon Clinton South	1.75%	Nov-2038	121,500	121,500	(3)	—	—	—	—	—	121,500
Avalon Midtown West	1.66%	May-2029	100,500	100,500	(3)	—	—	—	—	—	100,500
Archstone San Bruno	1.74%	Dec-2037	64,450	64,450	(3)	—	—	—	—	—	64,450
Avalon Calabasas	1.61%	Apr-2028	44,410	44,410	(3)	—	—	—	—	128	44,282
			945,795	945,795		—	—	—	18,300	128	927,367

Conventional loans (4)
Fixed rate
$150 Million unsecured notes	5.52%	Apr-2014	150,000	150,000	(6)	150,000	—	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	250,000	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020	400,000	400,000		—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023	350,000	350,000		—	—	—	—	—	350,000
Avalon Orchards	7.79%	Jul-2033	17,530	17,423		331	470	503	539	577	15,003
Avalon Darien	6.22%	Dec-2015	48,484	48,282	(8)	583	47,699	—	—	—	—
Avalon Greyrock Place	6.13%	Dec-2015	58,385	58,138	(8)	715	57,423	—	—	—	—
Avalon Walnut Creek	4.31%	Jul-2066	3,042	3,042		—	—	—	—	—	3,042
Avalon Shrewsbury	5.92%	May-2019	20,464	20,389		214	307	323	346	367	18,832
Eaves Trumbull	5.93%	May-2019	40,018	39,872		420	601	631	676	717	36,827
Avalon at Stamford Harbor	5.92%	May-2019	63,624	63,391		667	955	1,003	1,075	1,140	58,551
Avalon Freehold	5.94%	May-2019	35,475	35,345		372	532	559	599	636	32,647
Avalon Run East	5.94%	May-2019	38,013	37,874		399	571	599	642	681	34,982
Eaves Nanuet	6.06%	May-2019	64,149	63,914		672	963	1,011	1,083	1,150	59,035
Avalon at Edgewater	5.94%	May-2019	76,088	75,810		798	1,142	1,199	1,285	1,363	70,023
Avalon Foxhall	6.05%	May-2019	57,150	56,941		599	858	901	965	1,024	52,594
Avalon at Gallery Place	6.06%	May-2019	44,405	44,242		465	667	700	750	796	40,864
Avalon at Traville	5.91%	May-2019	75,251	74,975		789	1,130	1,186	1,271	1,348	69,251
Avalon Bellevue	5.92%	May-2019	25,856	25,762		272	388	408	437	463	23,794
Avalon on The Alameda	5.91%	May-2019	52,278	52,087		549	785	824	883	937	48,109
Avalon at Mission Bay North	5.90%	May-2019	70,959	70,700		745	1,065	1,118	1,198	1,272	65,302
AVA Pasadena	4.05%	Jun-2018	11,869	11,822		139	195	202	213	11,073	—
Eaves Seal Beach	3.12%	Nov-2015	86,167	86,167		—	86,167	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	167,595	167,595		—	167,595	—	—	—	—
Mountain View at Middlefield	3.12%	Nov-2015	72,374	72,374		—	72,374	—	—	—	—
Tunlaw Gardens	3.12%	Nov-2015	28,844	28,844		—	28,844	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	23,858	23,858		—	23,858	—	—	—	—
Oakwood Philadelphia	3.12%	Nov-2015	10,427	10,427		—	10,427	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	42,703	42,703		—	42,703	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	37,212	37,212		—	37,212	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	28,742	28,742		—	28,742	—	—	—	—
Archstone La Jolla Colony	3.36%	Nov-2017	27,176	27,176		—	—	—	27,176	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	15,669	15,669		—	—	—	15,669	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	27,411	27,411		—	—	—	27,411	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	20,754	20,754		—	—	—	20,754	—	—
Eaves Los Feliz	3.36%	Nov-2017	43,258	43,258		—	—	—	43,258	—	—
Avalon Oak Creek	3.36%	Nov-2017	85,288	85,288		—	—	—	85,288	—	—
Avalon Del Mar Station	3.36%	Nov-2017	76,471	76,471		—	—	—	76,471	—	—
Archstone Courthouse Place	3.36%	Nov-2017	140,332	140,332		—	—	—	140,332	—	—
Avalon Pasadena	3.36%	Nov-2017	28,079	28,079		—	—	—	28,079	—	—
Eaves West Valley	3.36%	Nov-2017	83,087	83,087		—	—	—	83,087	—	—
Eaves Woodland Hills	3.36%	Nov-2017	104,694	104,694		—	—	—	104,694	—	—
Avalon Russett	3.36%	Nov-2017	39,972	39,972		—	—	—	39,972	—	—
Archstone First + M	5.55%	May-2053	142,061	141,730		654	954	987	1,067	1,129	136,939
Archstone San Bruno II	3.85%	Apr-2021	31,398	31,287		319	454	475	506	534	28,999
Avalon Westbury	3.32%	Nov-2036	21,260	21,080		935	1,170	1,230	1,295	1,355	15,095
Archstone Lexington	4.13%	Mar-2016	16,780	16,714		189	270	16,255	—	—	—
Archstone San Bruno III	4.87%	Jun-2020	56,210	56,210		—	561	1,147	1,188	1,226	52,088
Avalon Andover	3.28%	Apr-2018	14,821	14,742		238	325	336	346	13,497	—
			4,875,683	4,871,885		161,064	617,407	281,597	958,555	41,285	2,811,977

Variable rate (2)
Avalon Walnut Creek	1.70%	Mar-2046	8,500	8,499	(7)	—	—	—	—	—	8,499
Avalon Calabasas	2.42%	Aug-2018	57,314	56,589	(3)	770	1,084	1,152	1,225	52,358	—
Unsecured Term Loan	1.77%	Mar-2021	—	250,000		—	—	—	—	—	250,000
			65,814	315,088		770	1,084	1,152	1,225	52,358	258,499

Total indebtedness-excluding unsecured credit facility			$6,029,998	$6,275,178		$162,753	$619,787	$284,129	$979,551	$95,341	$4,133,617

(1)                                 Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)                                 Variable rates are given as of March 31, 2014.

(3)                                 Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)                                 Balances outstanding represent total amounts due at maturity, and are net of $5,082 and $5,291 of debt discount associated with the unsecured notes as of March 31, 2014 and December 31, 2013, respectively, and $111,702 and $120,684 of premium associated with secured notes as of March 31, 2014 and December 31, 2013, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)                                 In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(6)                                 Borrowing was repaid in accordance with its scheduled maturity in April 2014.

(7)                                 In July 2013 we remarketed the bonds converting them to variable rate through July 2018.

(8)                                 Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

Future Financing and Capital Needs — Portfolio and Other Activity

As of March 31, 2014, we had 31 wholly-owned communities under construction and five wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

•                  our $1,300,000,000 Credit Facility;

•                  the remaining capacity under our Term Loan;

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

Before planned construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures, begins, we intend to arrange adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing.  In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity.  In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Fund I, Fund II and the U.S. Fund (collectively the “Funds”) were established to engage in real estate acquisition programs through discretionary investment funds.  We believe this investment format provides the following attributes:  (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund I has nine institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund I and, excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have an equity investment of approximately $12,913,000 in Fund I (net of distributions and excluding the purchase by us of a mortgage note secured by a Fund I community), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expires in March 2015.

Fund II has six institutional investors, including us. One of our wholly owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $86,317,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $93,530,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. We acquired our interest in the U.S. Fund as part of the Archstone Acquisition.

In addition, also as part of the Archstone Acquisition, we acquired an interest in the AC JV LP, which has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $68,489,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

As of March 31, 2014, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting.  Refer to Note 6, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table.

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund I
1. The Springs - Corona, CA (4)		320	$30,051	$22,062	Fixed	6.06%	Oct 2014
2. Avalon Rutherford Station - East Rutherford, NJ		108	36,849	18,651	Fixed	6.13%	Sep 2016
3 South Hills Apartments - West Covina, CA		85	25,014	11,762	Fixed	5.92%	Oct 2014
4 Weymouth Place - Weymouth, MA (5)		211	25,499	13,455	Fixed	5.12%	Mar 2015
Total Fund I	15.2%	724	$117,413	$65,930		5.86%
Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	$34,121	$21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA		491	72,605	42,128	Fixed	5.26%	May 2017
3. The Apartments at Briarwood - Owings Mills, MD		348	45,671	26,684	Fixed	3.64%	Nov 2017
4. Eaves Gaithersburg - Gaithersburg, MD (6)		684	102,411	63,200	Fixed	5.42%	Jan 2018
5. Eaves Tustin - Tustin, CA		628	100,582	59,100	Fixed	3.81%	Oct 2017
6. Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
7. Eaves Plainsboro - Plainsboro, NJ (6)		776	91,688	51,907	Fixed	4.56%	Nov 2014
8. Eaves Carlsbad - Carlsbad, CA		450	80,536	46,141	Fixed	4.68%	Feb 2018
9. Eaves Rockville - Rockville, MD		210	51,535	30,728	Fixed	4.26%	Aug 2019
10. Captain Parker Arms - Lexington, MA		94	22,058	13,500	Fixed	3.90%	Sep 2019
11. Eaves Rancho San Diego - San Diego, CA		676	127,134	71,042	Fixed	3.45%	Nov 2018
12. Avalon Watchung - Watchung, NJ		334	65,977	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	5,051	$821,784	$466,895		4.34%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (6)		192	$66,982	$35,943	Fixed	5.32%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,750	30,150	Fixed	3.34%	Nov 2022
3. Marina Bay - Marina del Rey, CA (7)		205	73,833	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	56,405	31,586	Fixed	3.31%	Jun 2020
5. Boca Town Center - Boca Raton, FL (8)		252	46,134	24,948	Fixed	3.71%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	94,993	60,000	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower - Bethesda, MD		237	77,539	46,500	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay - New York, NY		209	133,898	69,807	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		131	49,635	30,561	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	$656,169	$329,495		3.94%
AC JV (9)
1. Avalon North Point - Cambridge, MA (10)		426	$186,524	$111,653	Fixed	6.00%	July 2021
2. Avalon Woodland Park - Herndon, VA (10)		392	84,966	50,647	Fixed	6.00%	July 2021
Total AC JV	20.0%	818	$271,490	$162,300		6.00%

Residual JV (12)
1 SWIB		1902	$328,252	$187,021	Fixed/ Variable	4.38%	Dec 2014 (13)
Total Residual JV	8.0%	1,902	$328,252	$187,021		4.38

Other Operating Joint Ventures
1. Avalon Chrystie Place I - New York, NY (11)	20.0%	361	$137,594	$117,000	Variable	0.62%	Nov 2036
2. Avalon at Mission Bay North II - San Francisco, CA (11)	25.0%	313	124,337	105,000	Fixed	6.02%	Dec 2015
3. Brandywine - Washington, DC	28.7%	305	17,436	24,717	Fixed	4.30%	Jun 2028
Total Other Joint Ventures		979	$279,367	$246,717		3.29%

Total Unconsolidated Investments		11,204	$2,474,475	$1,458,358		4.33%

(1)      Represents total capitalized cost as of March 31, 2014.

(2)      We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)      Represents weighted average rate on outstanding debt as of March 31, 2014.

(4)      Beginning in the third quarter of 2010, we consolidated the net assets and results of operations of The Springs.

(5)         Fund I sold Weymouth Place for $25,750,000 in April 2014.

(6)         Borrowing on this community is comprised of two mortgage loans.

(7)         This community is under redevelopment for which the venture is expecting to invest $32,900,000. Currently approximately one half of the apartment homes are not in service due to the redevelopment.  This community is owned through a leasehold interest.

(8)         The debt secured by this community is a variable rate note converted to an effective fixed rate borrowing with an interest rate swap.

(9)         As discussed in this Form 10-Q, the venture commenced the construction of a third operating community in Cambridge, MA that, when completed, is expected to contain 103 apartments homes for a total capitalized cost of $28,000,000.

(10)  Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(11)  After the venture makes certain threshold distributions to the third-party partner, we will generally receive approximately 50% of all further distributions.

(12)  Our ownership interest of 8.0% is determined by our 40.0% ownership interest in the joint venture entity with Equity Residential, which owns a 20% interest in this joint venture.

(13)  Maturity date represents the earliest of the maturity dates on the two loans and six draws on the credit facility relating to the six communities owned by SWIB, as defined below. Maturity dates range from December 2014 to December 2029.

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

•                  Subsidiaries of Fund I have four loans secured by individual assets with aggregate amounts outstanding of $65,930,000, including $22,062,000 for the mortgage note of a Fund I subsidiary that we purchased during 2010.  Fund I subsidiary loans have varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from October 2014 to September 2016. These mortgage loans are secured by the underlying real estate. The mortgage loans are payable by the subsidiaries of Fund I with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund I, nor do we have any obligation to fund this debt should Fund I be unable to do so.

In addition, as part of the formation of Fund I, we provided one of the limited partners a guarantee to cover any shortfall of the total amount of all distributions to that partner during the life of Fund I (whether from operating cash flow or property sales) to the total capital contributions made by that partner, up to 10% of the total capital contributions made by the partner (maximum of approximately $7,500,000). As of March 31, 2014, the total amount of all distributions to that partner exceeds the total capital contributions made by that partner, satisfying this guarantee.  Therefore, we have not recorded any obligation for this guarantee as of March 31, 2014.

•                  As of March 31, 2014, subsidiaries of Fund II have 13 loans secured by individual assets with aggregate amounts of $466,895,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of March 31, 2014).  As of March 31, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover such potential payment to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2014, was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2014.

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

•                  As of March 31, 2014, subsidiaries of the U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $329,495,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•                  As of March 31, 2014, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•                  CVP I, LLC, the entity that owns Avalon Chrystie Place I, has outstanding tax-exempt, variable rate bonds maturing in November 2036 in the amount of $117,000,000, which have permanent credit enhancement.  We have not guaranteed the debt of CVP I, LLC, nor do we have any obligation to fund this debt should CVP I, LLC be unable to do so.

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

•                  Brandywine Apartments of Maryland, LLC (“Brandywine”) has an outstanding $24,717,000 fixed rate mortgage loan that is payable by Brandywine.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•                  Through subsidiaries, we and Equity entered into three limited liability company agreements (collectively, the “Residual JV”) through which we and Equity acquired (i) certain assets of Archstone that we and Equity plan to divest (to third parties or to us or Equity) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that we and Equity agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets include interests in apartment communities in Germany; a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”); two land parcels; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity, which generally remain the sole responsibility of us or Equity, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify us and Equity. We and Equity jointly control the Residual JV and we hold a 40% economic interest in the assets and liabilities of the Residual JV.

During 2014, the Residual JV completed the disposition of substantially all of its indirect interest in German multifamily real estate assets as well as the associated property management company.  Our pro rata share of the proceeds that have been repatriated to the Residual JV as a result of these dispositions was approximately $40,100,000.

There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of March 31, 2014, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2014, we had 31 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 9,179 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,992,700,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities.

		Number of	Projected total
		apartment	capitalized cost (1)	Construction	Initial projected	Estimated	Estimated
		homes	($ millions)	start	occupancy (2)	completion	stabilization (3)
1.	AVA University District	283	$75.7	Q2 2012	Q3 2013	Q2 2014	Q4 2014
	Seattle, WA
2.	Avalon Mosaic	531	115.3	Q1 2012	Q3 2013	Q4 2014	Q2 2015
	Tysons Corner, VA
3.	Avalon West Chelsea/AVA High Line	710	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
	New York, NY
4.	Avalon Arlington North (4)	228	84.9	Q2 2012	Q4 2013	Q3 2014	Q1 2015
	Arlington, VA
5.	Avalon Morrison Park	250	79.1	Q3 2012	Q4 2013	Q3 2014	Q1 2015
	San Jose, CA
6.	Avalon Dublin Station II	253	77.7	Q2 2012	Q1 2014	Q2 2014	Q4 2014
	Dublin, CA
7.	AVA 55 Ninth	273	121.8	Q3 2012	Q1 2014	Q4 2014	Q2 2015
	San Francisco, CA
8.	Avalon Ossining	168	37.4	Q4 2012	Q1 2014	Q3 2014	Q1 2015
	Ossining, NY
9.	Avalon Canton	196	40.9	Q2 2013	Q1 2014	Q3 2014	Q1 2015
	Canton, MA
10.	Avalon Huntington Station	303	83.3	Q1 2013	Q1 2014	Q1 2015	Q3 2015
	Huntington Station, NY
11.	Archstone Memorial Heights Phase I	318	54.9	Q3 2012	Q1 2014	Q3 2014	Q1 2015
	Houston, TX
12.	Avalon Alderwood I	367	69.2	Q2 2013	Q2 2014	Q2 2015	Q4 2015
	Lynnwood, WA
13.	Avalon Exeter	187	123.2	Q2 2011	Q2 2014	Q3 2014	Q1 2015
	Boston, MA
14.	Avalon/AVA Assembly Row	445	113.5	Q2 2012	Q2 2014	Q4 2014	Q2 2015
	Somerville, MA
15.	Avalon Berkeley (4)	94	30.2	Q3 2012	Q2 2014	Q3 2014	Q4 2014
	Berkeley, CA
16.	AVA Little Tokyo	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
	Los Angeles, CA
17.	Avalon Wharton	248	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
	Wharton, NJ
18.	AVA Stuart Street	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
	Boston, MA
19.	Avalon San Dimas	156	41.4	Q2 2013	Q4 2014	Q1 2015	Q3 2015
	San Dimas, CA
20.	Maple Leaf (5)	103	28.0	Q3 2013	Q3 2014	Q4 2014	Q1 2015
	Cambridge, MA
21.	Avalon at Stratford	130	29.7	Q3 2013	Q3 2014	Q4 2014	Q2 2015
	Stratford, CT
22.	Avalon Hayes Valley	182	90.2	Q3 2013	Q1 2015	Q2 2015	Q4 2015
	San Francisco, CA
23.	Avalon Willoughby Square/AVA DoBro	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
	Brooklyn, NY
24.	Avalon Baker Ranch	430	132.9	Q4 2013	Q1 2015	Q1 2016	Q3 2016
	Lake Forest, CA
25.	Avalon Vista	221	58.3	Q4 2013	Q2 2015	Q4 2015	Q2 2016
	Vista, CA
26.	Avalon Bloomfield Station	224	53.4	Q4 2013	Q3 2015	Q1 2016	Q3 2016
	Bloomfield, NJ
27.	Avalon Glendora	256	75.1	Q4 2013	Q3 2015	Q1 2016	Q3 2016
	Glendora, CA
28.	Avalon Roseland	136	46.2	Q1 2014	Q2 2015	Q4 2015	Q2 2016
	Roseland, NJ
29.	Avalon Hillwood Square	384	109.8	Q1 2014	Q2 2015	Q1 2016	Q3 2016
	Falls Church, VA
30.	Avalon Marlborough	350	77.1	Q1 2014	Q2 2015	Q2 2016	Q4 2016
	Marlborough, MA
31.	AVA Capitol Hill	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
	Seattle, WA

	Total	9,179	$2,992.7

(1)                                 Projected total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.  Projected total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount.

(2)                                 Future initial occupancy dates are estimates.  There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)                                 Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)                                 Avalon North Arlington and Avalon Berkeley were formerly Archstone branded developments.

(5)                                 The Company has a 20% ownership interest in this community through the AC JV LP.

The Company anticipates commencing the construction of 11 apartment communities during the balance of 2014, which, if completed as expected, will contain 3,397 apartment homes and be constructed for a total capitalized cost of $1,065,600,000.

Redevelopment Communities

As of March 31, 2014, there were five communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $69,900,000 excluding costs incurred prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2014.  You should carefully review Item 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of	Projected total		Estimated	Estimated
		apartment	capitalized cost (1)	Reconstruction	reconstruction	restabilized
		homes	($ millions)	start	completion	operations (2)
1.	AVA Burbank	748	$19.8	Q4 2012	Q4 2014	Q1 2015
	Burbank, CA
2.	AVA Pasadena	84	5.6	Q2 2013	Q2 2014	Q4 2014
	Pasadena, CA
3.	Eaves Creekside	294	11.9	Q3 2013	Q4 2014	Q2 2015
	Mountain View, CA
4.	Avalon Crescent	558	9.0	Q1 2014	Q4 2014	Q2 2015
	McLean, VA
5.	Avalon at Mission Bay	564	23.6	Q1 2014	Q1 2016	Q3 2016
	San Diego, CA
	Total (3) (4)	2,248	$69.9

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

Development Rights

At March 31, 2014, we had $250,204,000 in acquisition and related capitalized costs for 13 land parcels we own or control through a land lease for development, and $34,305,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 32 Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 45 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2014 includes $192,848,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 12,632 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

As noted above, for 32 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 13 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense.  During the three months ended March 31, 2014, we incurred a charge of approximately $702,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were not likely to be developed.

You should carefully review Section 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of these Development Rights:

			Projected total
		Estimated	capitalized
	Number	number	cost
Location	of rights	of homes	($ millions) (1)

Boston, MA	5	1,630	$512

Fairfield-New Haven, CT	1	160	40

New York City	1	167	71

New York Suburban	6	1,069	327

New Jersey	15	4,415	1,069

Baltimore, MD	1	343	69

Washington, DC Metro	6	1,906	508

Seattle, WA	4	1,298	359

Oakland-East Bay, CA	2	486	173

San Francisco, CA	1	330	162

Orange County, CA	2	534	171

Los Angeles, CA	1	294	152

Total	45	12,632	$3,613

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

Land Acquisitions

During the first quarter of 2014, we acquired land parcels related to the development of two apartment communities for an aggregate purchase price of $29,907,000. We expect to commence construction on these land parcels in the next 12 months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $27,972,000, which we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism.  In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program until it expires in December 2014. Congress is currently considering extending TRIPRA, however there can be no assurance at this time that Congress will extend the provisions of TRIPRA.  In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $250,000,000.  Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism.  This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions.  Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

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

•                  interest rates;

•                  general economic conditions including the potential impacts from current economic conditions; and

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

ITEM 3.                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2013.

ITEM 4.                                                  CONTROL AND PROCEDURES

(a)                                 Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 1A.                                        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, “Item 1A. Risk Factors.”  The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2014	—	—	—	200,000
February 1 - February 28, 2014	4,370	$127.47	—	200,000
March 1 - March 31, 2014	28,995	$128.94	—	200,000

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

Term Loan Agreement, dated March 31, 2014, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and a bank, PNC Bank, National Association, as Syndication Agent and a bank, and a syndicate of other financial institutions, serving as banks. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed April 2, 2014.)

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

XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date: May 2, 2014	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2014	/s/ Thomas J. Sargeant
Thomas J. Sargeant
Chief Financial Officer
(Principal Financial Officer)