Form 10-Q
period 2014-06-30
AVALONBAY COMMUNITIES INC
filed 2014-08-08
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

131,186,540 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2014

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2014	12/31/2013
	(unaudited)
ASSETS
Real estate:
Land	$3,417,425	$3,299,686
Buildings and improvements	11,739,025	11,108,241
Furniture, fixtures and equipment	374,802	341,423
	15,531,252	14,749,350
Less accumulated depreciation	(2,695,462)	(2,482,409)
Net operating real estate	12,835,790	12,266,941
Construction in progress, including land	1,478,306	1,582,986
Land held for development	195,673	300,364
Operating real estate assets held for sale, net	—	133,918
Total real estate, net	14,509,769	14,284,209

Cash and cash equivalents	425,741	281,355
Cash in escrow	93,385	98,564
Resident security deposits	29,538	26,672
Investments in unconsolidated real estate entities	318,640	367,866
Deferred financing costs, net	40,928	40,677
Deferred development costs	34,810	31,592
Prepaid expenses and other assets	205,140	197,208
Total assets	$15,657,951	$15,328,143

LIABILITIES AND EQUITY
Unsecured notes, net	$2,695,112	$2,594,709
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,559,762	3,539,642
Dividends payable	152,113	138,476
Payables for construction	96,021	94,632
Accrued expenses and other liabilities	227,917	242,418
Accrued interest payable	40,468	43,175
Resident security deposits	48,942	44,872
Liabilities related to real estate assets held for sale	—	13,172
Total liabilities	6,820,335	6,711,096

Redeemable noncontrolling interests	16,084	17,320

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both June 30, 2014 and December 31, 2013; zero shares issued and outstanding at both June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at both June 30, 2014 and December 31, 2013; 131,129,795 and 129,416,695 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,311	1,294
Additional paid-in capital	9,213,433	8,988,723
Accumulated earnings less dividends	(347,592)	(345,254)
Accumulated other comprehensive loss	(45,620)	(48,631)
Total stockholders' equity	8,821,532	8,596,132
Noncontrolling interests	—	3,595
Total equity	8,821,532	8,599,727
Total liabilities and equity	$15,657,951	$15,328,143

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Revenue:
Rental and other income	$411,134	$375,294	$808,131	$674,379
Management, development and other fees	2,672	2,913	5,750	5,185
Total revenue	413,806	378,207	813,881	679,564

Expenses:
Operating expenses, excluding property taxes	101,059	87,865	199,601	159,692
Property taxes	42,439	41,011	86,924	72,912
Interest expense, net	43,722	43,169	86,255	81,342
Loss on extinguishment of debt, net	412	—	412	—
Depreciation expense	110,395	189,977	216,762	295,536
General and administrative expense	10,220	11,345	19,456	21,384
Expensed acquisition, development and other pursuit costs	2,017	3,806	2,732	43,865
Total expenses	310,264	377,173	612,142	674,731

Equity in income (loss) of unconsolidated real estate entities	7,710	(940)	12,933	(19,503)
Gain on sale of land	—	240	—	240
Gain on sale of communities	60,945	—	60,945	—

Income (loss) from continuing operations	172,197	334	275,617	(14,430)

Discontinued operations:
Income from discontinued operations	—	2,081	310	7,827
Gain on sale of discontinued operations	—	33,682	37,869	118,173
Total discontinued operations	—	35,763	38,179	126,000

Net income	172,197	36,097	313,796	111,570
Net (income) loss attributable to noncontrolling interests	(14,111)	121	(13,971)	78

Net income attributable to common stockholders	$158,086	$36,218	$299,825	$111,648

Other comprehensive income:
Cash flow hedge losses reclassified to earnings	1,438	1,574	3,011	2,965
Comprehensive income	$159,524	$37,792	$302,836	$114,613

Earnings per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$1.22	$—	$2.02	$(0.11)
Discontinued operations attributable to common stockholders	—	0.28	0.29	1.01

Net income attributable to common stockholders	$1.22	$0.28	$2.31	$0.90

Earnings per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$1.21	$—	$2.02	$(0.11)
Discontinued operations attributable to common stockholders	—	0.28	0.29	1.00

Net income attributable to common stockholders	$1.21	$0.28	$2.31	$0.89

Dividends per common share	$1.16	$1.07	$2.32	$2.14

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2014	6/30/2013
Cash flows from operating activities:
Net income	$313,796	$111,570
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	216,762	295,536
Depreciation expense from discontinued operations	—	10,619
Amortization of deferred financing costs	3,164	3,658
Amortization of debt premium	(17,554)	(12,048)
Loss on extinguishment of debt, net	412	—
Amortization of stock-based compensation	6,190	3,581
Equity in (income) loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	(1,363)	22,310
Abandonment of development pursuits	1,455	—
Cash flow hedge losses reclassified to earnings	3,011	2,965
Gain on sale of real estate assets	(98,814)	(118,413)
Decrease (increase) in cash in operating escrows	3,489	(8,291)
Increase in resident security deposits, prepaid expenses and other assets	(8,094)	(46,464)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(12,743)	2,188
Net cash provided by operating activities	409,711	267,211

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(547,800)	(591,894)
Acquisition of real estate assets, including partnership interest	—	(749,275)
Capital expenditures - existing real estate assets	(20,617)	(1,986)
Capital expenditures - non-real estate assets	(5,187)	(2,721)
Proceeds from sale of real estate, net of selling costs	186,651	432,380
Mortgage note receivable repayment	21,748	—
Increase in payables for construction	1,389	31,307
Decrease (increase) in investments in unconsolidated real estate entities	52,300	(2,161)
Net cash used in investing activities	(311,516)	(884,350)

Cash flows from financing activities:
Issuance of common stock	214,970	2,605
Dividends paid	(288,610)	(249,267)
Net borrowings under unsecured credit facility	—	142,000
Issuance of mortgage notes payable	53,000	71,210
Repayments of mortgage notes payable, including prepayment penalties	(24,768)	(1,786,130)
Settlement of interest rate contract	—	(51,000)
Issuance of unsecured notes	250,000	—
Repayment of unsecured notes	(150,000)	(100,000)
Payment of deferred financing costs	(3,414)	(524)
Acquisition of joint venture partner equity interest	—	(1,965)
Distributions to DownREIT partnership unitholders	(17)	(16)
Distributions to joint venture and profit-sharing partners	(170)	(159)
Redemption of preferred interest obligation	(4,800)	(32,086)
Net cash provided by (used in) financing activities	46,191	(2,005,332)

Net increase (decrease) in cash and cash equivalents	144,386	(2,622,471)
Cash and cash equivalents, beginning of period	281,355	2,733,618
Cash and cash equivalents, end of period	$425,741	$111,147
Cash paid during the period for interest, net of amount capitalized	$94,343	$75,648

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities:
During the six months ended June 30, 2014:

•
As described in Note 4, “Equity,” 113,822 shares of common stock were issued as part of the Company's stock based compensation plan, of which 16,193 shares related to the conversion of restricted units to restricted shares, and the remaining 97,629 shares valued at $12,607,000 were issued in connection with new stock grants; 1,286 shares valued at $165,000 were issued through the Company’s dividend reinvestment plan; 50,105 shares valued at $4,689,000 were withheld to satisfy employees’ tax withholding and other liabilities; and restricted units valued at $1,284,000 previously issued in connection with employee compensation were cancelled upon forfeiture.

•	Common dividends declared but not paid totaled $152,113,000.

•
The Company recorded a decrease of $626,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•	The Company reclassified $3,011,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
The Company derecognized $17,816,000 in noncontrolling interest in conjunction with the deconsolidation of a Fund I subsidiary. For further discussion see Note 6, “Investments in Real Estate Entities.”

During the six months ended June 30, 2013:

•
The Company issued 14,889,706 shares of common stock valued at $1,875,210,000 as partial consideration for the Archstone Acquisition (as defined in this Form 10-Q); 123,977 shares of common stock valued at $16,019,000 were issued in connection with stock grants; 1,030 shares valued at $140,000 were issued through the Company’s dividend reinvestment plan; 44,222 shares valued at $5,638,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 5,214 shares and options valued at $516,000 previously issued in connection with employee compensation were forfeited. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

•
The Company recorded a decrease to other liabilities and a corresponding decrease to interest expense, net of $2,484,000; and reclassified $2,965,000 of cash flow hedge losses from other comprehensive income to interest expense, net to record the impact of the Company’s derivative and hedge accounting activity.

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
At June 30, 2014, the Company owned or held a direct or indirect ownership interest in 243 operating apartment communities containing 72,767 apartment homes in 11 states and the District of Columbia, of which six communities containing 2,094 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 32 communities under construction that are expected to contain an aggregate of 9,581 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 40 communities that, if developed as expected, will contain an estimated 11,350 apartment homes.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2013 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Basic and diluted shares outstanding

Weighted average common shares - basic	129,856,335	129,179,471	129,574,118	124,456,232

Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500

Effect of dilutive securities	384,486	408,428	356,614	415,931

Weighted average common shares - diluted	130,248,321	129,595,399	129,938,232	124,879,663

Calculation of Earnings per Share - basic

Net income attributable to common stockholders	$158,086	$36,218	$299,825	$111,648
Net income allocated to unvested restricted shares	(254)	(59)	(487)	(193)
Net income attributable to common stockholders, adjusted	$157,832	$36,159	$299,338	$111,455

Weighted average common shares - basic	129,856,335	129,179,471	129,574,118	124,456,232

Earnings per common share - basic	$1.22	$0.28	$2.31	$0.90

Calculation of Earnings per Share - diluted

Net income attributable to common stockholders	$158,086	$36,218	$299,825	$111,648
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	9	8	17	16

Adjusted net income available to common stockholders	$158,095	$36,226	$299,842	$111,664

Weighted average common shares - diluted	130,248,321	129,595,399	129,938,232	124,879,663

Earnings per common share - diluted	$1.21	$0.28	$2.31	$0.89

Certain options to purchase shares of common stock in the amounts of 243,326 and 606,318 were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the respective quarters.
The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at June 30, 2014 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.1%. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2014 or 2013.
Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into Hedging Derivatives transactions for trading or other speculative purposes. The Company assesses both at inception, and on an on-going basis, the effectiveness of qualifying cash flow and fair value hedges. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net.  For Hedging Derivatives that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged.
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
Acquisitions of Investments in Real Estate
The Company accounts for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, building, furniture, fixtures, and equipment, and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases.  In making estimates of fair values for purposes of allocating purchase price, the Company utilizes various sources, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data.
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
Reclassifications
Certain reclassifications have been made to amounts in prior years’ financial statements to conform to current year presentations as a result of discontinued operations and changes in held for sale classification as described in Note 7, “Real Estate Disposition Activities.”
Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08, guidance updating the accounting and reporting for discontinued operations. Under the recently issued guidance, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Additionally, the final standard requires expanded disclosures about dispositions that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations, as well as disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The final standard is effective in the first quarter of 2015 and allows for early adoption. The Company adopted the guidance as of January 1, 2014, as discussed in Note 7, “Real Estate Disposition Activities.”
In May 2014, the Financial Accounting Standards Board issued a revenue recognition standard that will result in companies recognizing revenue from contracts when control for the service or product that is the subject of the contract is transferred from the seller to the buyer. The Company will be required to apply the new standard in the first quarter of 2017 and is assessing whether the new standard will have a material effect on its financial position or results of operations.
2.  Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $18,626,000 and $16,824,000 for the three months ended June 30, 2014 and 2013, respectively, and $38,305,000 and $29,963,000 for the six months ended June 30, 2014 and 2013, respectively.
3.  Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of June 30, 2014 and December 31, 2013, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2014 and December 31, 2013, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 7, “Real Estate Disposition Activities”).

	6/30/2014	12/31/2013

Fixed rate unsecured notes (1)	$2,450,000	$2,600,000
Term Loan	250,000	—
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,408,940	2,418,389
Variable rate mortgage notes payable - conventional and tax-exempt	1,048,569	1,011,609

Total notes payable and unsecured notes	6,157,509	6,029,998

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$6,157,509	$6,029,998
_____________________________________

(1)	Balances at June 30, 2014 and December 31, 2013 exclude $4,889 and $5,291 of debt discount, respectively, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2014 and December 31, 2013 exclude $102,254 and $120,684 of debt premium, respectively, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2014:

•
In March 2014, the Company entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  At June 30, 2014, the Company had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

•
In April 2014, in conjunction with certain requirements associated with the development of an apartment community, the Company entered into a $53,000,000 secured mortgage loan maturing in 2019, with an option to extend the maturity to 2024.  The mortgage is comprised of a $15,000,000 fixed rate note with an interest rate of 2.99% and a $38,000,000 variable rate note at the London Interbank Offered Rate ("LIBOR") plus 2.00%.

•	Pursuant to its scheduled maturity in April 2014, the Company repaid $150,000,000 principal amount of unsecured notes with a stated coupon of 5.375%.

•
In June 2014, in conjunction with the disposition of an operating community, the Company repaid a fixed rate secured mortgage loan in the amount of $10,427,000 with an interest rate of 6.19% in advance of its November 2015 maturity date. In accordance with the requirements of the master credit agreement governing this and certain other secured borrowings, the Company repaid an additional $5,914,000 principal amount of secured borrowings for eight other operating communities. The Company incurred a charge for early debt extinguishment of $412,000.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the LIBOR rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.05% (1.21% at June 30, 2014), assuming a one month borrowing rate.  The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company’s current credit rating.
The Company had no borrowings outstanding under the Credit Facility and had $49,434,000 and $65,018,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2014 and December 31, 2013, respectively.
In the aggregate, secured notes payable mature at various dates from November 2015 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,467,166,000 excluding communities classified as held for sale, as of June 30, 2014).
As of June 30, 2014, the Company has guaranteed approximately $258,224,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% at both June 30, 2014 and December 31, 2013.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both June 30, 2014 and December 31, 2013.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2014 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2014	$9,130	$—	$—	5.375%

2015	17,871	586,703	—	—

2016	19,036	16,255	250,000	5.750%

2017	20,257	710,491	250,000	5.700%

2018	19,646	76,930	—	—

2019	7,145	658,475	—	—

2020	6,205	50,824	250,000	6.100%

			400,000	3.625%

2021	5,985	27,844	250,000	3.950%

			250,000	LIBOR + 1.45%

2022	6,352	—	450,000	2.950%

2023	6,596	—	350,000	4.200%

			250,000	2.850%

Thereafter	85,830	1,125,934	—	—

	$204,053	$3,253,456	$2,700,000

The Company was in compliance at June 30, 2014 with certain customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed-rate unsecured notes.

4.  Equity
The following summarizes the changes in equity for the six months ended June 30, 2014 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders’ equity	Noncontrolling interests	Total equity

Balance at December 31, 2013	$1,294	$8,988,723	$(345,254)	$(48,631)	$8,596,132	$3,595	$8,599,727

Net income attributable to common stockholders	—	—	299,825	—	299,825	—	299,825
Cash flow hedge loss reclassified to earnings	—	—	—	3,011	3,011	—	3,011
Change in redemption value of redeemable noncontrolling interest	—	—	626	—	626	—	626
Noncontrolling interests income allocation	—	—	—	—	—	14,221	14,221
Noncontrolling interests derecognition	—	—	—	—	—	(17,816)	(17,816)
Dividends declared to common stockholders	—	—	(302,412)	—	(302,412)	—	(302,412)
Issuance of common stock, net of withholdings	17	209,535	(377)	—	209,175	—	209,175
Amortization of deferred compensation	—	15,175	—	—	15,175	—	15,175

Balance at June 30, 2014	$1,311	$9,213,433	$(347,592)	$(45,620)	$8,821,532	$—	$8,821,532
As of June 30, 2014 and December 31, 2013, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.
During the six months ended June 30, 2014, the Company:
(i)                                     issued 1,418,959 common shares through public offerings under CEP III, discussed below;
(ii) issued 224,771 common shares in connection with stock options exercised;
(iii)         issued 1,286 common shares through the Company’s dividend reinvestment plan;
(iv)                              issued 113,822 common shares in connection with stock grants and the conversion of restricted units to restricted shares;
(v)                               issued 4,367 common shares through the Employee Stock Purchase Program; and
(vi)                          withheld 50,105 common shares to satisfy employees’ tax withholding and other liabilities.
Any deferred compensation related to the Company’s stock option and restricted stock grants during the six months ended June 30, 2014 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2014, and will not be reflected until earned as compensation cost.
In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company may sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period.  Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold.  During the three and six months ended June 30, 2014, the Company sold 1,418,959 shares at an average sales price of $140.94 per share, for net proceeds of $196,984,000. As of June 30, 2014, the Company had $446,286,000 of shares remaining authorized for issuance under this program.
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
Under the terms of the Purchase Agreement, the Company acquired approximately 40% of Archstone’s assets and liabilities and Equity Residential acquired approximately 60% of Archstone’s assets and liabilities (the “Archstone Acquisition”). The Company accounted for the acquisition as a business combination and recorded the purchase price to acquired tangible assets consisting primarily of direct and indirect interests in land and related improvements, buildings and improvements and construction in progress and identified intangible assets and liabilities, consisting primarily of the value of above and below market leases, the value of in-places leases, and acquired management fees, at their fair values.
During the six months ended June 30, 2013, the Company recognized $77,939,000 in acquisition related expenses associated with the Archstone Acquisition, with $34,552,000 reported as a component of equity in income (loss) of unconsolidated real estate entities, and the balance in expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income.
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

•
the assumption of consolidated indebtedness with a fair value of approximately $3,732,980,000, as of February 27, 2013, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeded the principal face value, $70,479,000 of which excess related to $1,477,720,000 principal amount of debt the Company repaid concurrent with the Archstone Acquisition;

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

The following table presents information for assets acquired in the Archstone Acquisition that are included in the Company’s Condensed Consolidated Statement of Comprehensive Income from the closing date of the acquisition, February 27, 2013, through June 30, 2013 (in thousands):

For the period including February 28, 2013 through June 30, 2013
Revenues	$140,196
Loss attributable to common shareholders (1)	$(91,137)
________________________________________
(1) Amounts exclude acquisition costs for the Archstone Acquisition.
Pro Forma Information
The following table presents the Company’s supplemental consolidated pro forma information for the six months ended June 30, 2013, as if the acquisition had occurred on January 1, 2012 (unaudited) (in thousands):

For the six months ended June 30, 2013
Revenues	$771,547
Income from continuing operations	$198,262
Earnings per common share - diluted (from continuing operations)	$1.53

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
6.  Investments in Real Estate Entities
Investment in unconsolidated real estate entities
As of June 30, 2014, the Company had investments in seven unconsolidated real estate entities, excluding an interest in the Residual JV (as defined in this Form 10-Q), with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.
During the six months ended June 30, 2014, AvalonBay Value Added Fund I, L.P. ("Fund I") sold Weymouth Place, located in Weymouth, MA, South Hills Apartments, located in West Covina, CA, and The Springs, located in Corona, CA. These communities have an aggregate of 616 apartment homes and were sold for $90,750,000. The Company's share of the gain in accordance with GAAP for these dispositions was $2,972,000.
The net assets and results of operations of The Springs were consolidated for financial reporting purposes. As a result, 100% of the gain recognized of $16,656,000 is included in gain on sale of communities in the Condensed Consolidated Statements of Comprehensive Income, and the Company's joint venture partners' 84.8% interest in this gain of $14,132,000 is reported as a component of net (income) loss attributable to noncontrolling interests. Concurrent with the disposition of The Springs, Fund I repaid its obligation to the Company under a fixed rate secured mortgage loan in the amount of $21,748,000 with an interest rate of 6.06% in advance of its October 2014 maturity date. Upon repayment the Company deconsolidated the net assets of The Springs.
During the three months ended June 30, 2014, the Company entered into a joint venture to acquire a land parcel and construct a mixed use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company will own a 70% interest in the venture and have all of the rights and obligations associated with the rental apartments, and the venture partner will own the remaining 30% interest and have all of the rights and obligations associated with the for-sale condominium units. The Company will also be responsible for the development and construction of the structure. Upon formation of the venture, the Company and its venture partner made capital contributions, with costs incurred subsequent to the initial contributions to be funded through a loan provided by the Company. At June 30, 2014, the Company had provided funding for the venture partner’s share of costs in the amount of $5,284,000 reported as a component of prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. The loan provided to the venture partner will be repaid with the proceeds received from the sale of the residential condominium units. The venture is considered a variable interest entity, and the Company will consolidate its interest in the rental apartments and common areas, and account for the for-sale component of the venture as an unconsolidated investment.
As of June 30, 2014, the Residual JV completed the disposition of substantially all of its indirect interest in German multifamily real estate assets and the associated property management company.  The Company’s proportionate share of the gains from dispositions and results of operations for the three and six months ended June 30, 2014 was $6,658,000 and $7,548,000, respectively, recorded as a component of equity in income (loss) of unconsolidated real estate entities in the Condensed Consolidated Statements of Comprehensive Income. The Company received proceeds of $43,112,000 during the six months ended June 30, 2014 from the Residual JV, primarily associated with the dispositions of the venture's interest in German multifamily real estate assets.
The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	6/30/2014	12/31/2013
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,854,887	$1,905,005
Other assets	132,356	164,183

Total assets	$1,987,243	$2,069,188

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$1,225,047	$1,251,067
Other liabilities	32,712	32,257
Partners’ capital	729,484	785,864

Total liabilities and partners’ capital	$1,987,243	$2,069,188

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
	(unaudited)		(unaudited)

Rental and other income	$52,270	$57,497	$104,646	$101,325
Operating and other expenses	(20,483)	(23,076)	(41,691)	(40,816)
Gain on sale of communities	5,682	11,216	5,682	65,267
Interest expense, net	(13,523)	(15,829)	(27,413)	(31,098)
Depreciation expense	(13,863)	(17,783)	(28,280)	(30,933)
Net income	$10,083	$12,025	$12,944	$63,745
In conjunction with the formation of Fund I and AvalonBay Value Added Fund II, L.P. (“Fund II”), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $4,929,000 at June 30, 2014 and $5,439,000 at December 31, 2013 of the respective investment balances.
As part of the formation of Fund II, the Company provided a guarantee to one of the limited partners that provides if, upon final liquidation of Fund II, the total amount of all distributions to the guaranteed partner during the life of Fund II (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $8,910,000 for Fund II as of June 30, 2014).  As of June 30, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under, this guarantee, both at inception and as of June 30, 2014, was not significant and therefore the Company has not recorded any obligation for this guarantee as of June 30, 2014.
Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $2,017,000 and $195,000 for the three months ended June 30, 2014 and 2013, respectively, and $2,732,000 and $440,000 for the six months ended June 30, 2014 and 2013. Amounts for the three and six months ended June 30, 2013 do not include costs associated with the Archstone Acquisition. For or further discussion of these costs, see Note 5, “Archstone Acquisition.” These costs are included in expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.
The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and six months ended June 30, 2014 and 2013.
The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land.  The Company did not recognize any impairment charges on its investment in land for the three and six months ended June 30, 2014 and 2013.
The Company also evaluates its unconsolidated investments for impairment, considering both the carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three and six months ended June 30, 2014 and 2013, respectively.

7.  Real Estate Disposition Activities
During the six months ended June 30, 2014, the Company sold three wholly-owned operating communities.

•
Avalon Valley, located in Danbury, CT containing 268 homes, was sold for $53,325,000. The Company's gain in accordance with GAAP for the disposition was $37,869,000, reported in gain on sale of discontinued operations on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
Oakwood Philadelphia, acquired as part of the Archstone Acquisition and located in Philadelphia, PA containing 80 homes, was sold for $28,875,000.  The Company’s gain in accordance with GAAP for the disposition was $3,268,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
Avalon Danvers, located in Danvers, MA containing 433 homes, was sold for $108,500,000.  The Company’s gain in accordance with GAAP for the disposition was $41,021,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The results of operations for Oakwood Philadelphia and Avalon Danvers are included in income (loss) from continuing operations on the accompanying Condensed Consolidated Statements of Comprehensive Income.
The operations for any real estate assets sold from January 1, 2013 through June 30, 2014, which includes Avalon Valley, and which were classified as held for sale and discontinued operations as of and for the period ended December 31, 2013, and thus not subject to the new guidance for discontinued operations presentation and disclosure, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies”, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
	(unaudited)		(unaudited)

Rental income	$—	$11,924	$579	$25,926
Operating and other expenses	—	(3,494)	(269)	(7,480)
Depreciation expense	—	(6,349)	—	(10,619)
Income from discontinued operations	$—	$2,081	$310	$7,827
During the six months ended June 30, 2014, Fund I sold The Springs, which was consolidated for financial reporting purposes, as discussed in Note 6, "Investments in Real Estate Entities".
At June 30, 2014, the Company had no real estate assets that qualified as held for sale.

8.  Segment Reporting
The Company’s reportable operating segments include Established Communities, Other Stabilized Communities, and Development/Redevelopment Communities.  Annually as of January 1st, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change.  At April 1, 2014, the Company updated its reportable operating segments, primarily to include communities acquired as part of the Archstone Acquisition, as described in Note 5, “Archstone Acquisition,” in its Established Community portfolio.
In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.
The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance.  The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities.  NOI is defined by the Company as total revenue less direct property operating expenses excluding rental income, operating expenses and any disposition gains or losses from real estate assets classified as discontinued operations and real estate assets sold or held for sale, not classified as discontinued operations.  Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.  NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.
A reconciliation of NOI to net income for the three and six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Net income	$172,197	$36,097	$313,796	$111,570
Indirect operating expenses, net of corporate income	12,343	10,852	23,161	19,894
Investments and investment management expense	1,137	1,096	2,116	2,110
Expensed acquisition, development and other pursuit costs	2,017	3,806	2,732	43,865
Interest expense, net (1)	43,722	43,169	86,255	81,342
Loss on extinguishment of debt, net	412	—	412	—
General and administrative expense	10,220	11,345	19,456	21,384
Equity in (income) loss of unconsolidated real estate entities	(7,710)	940	(12,933)	19,503
Depreciation expense (1)	110,395	189,977	216,762	295,536
Gain on sale of real estate assets	(60,945)	(240)	(60,945)	(240)
Gain on sale of discontinued operations	—	(33,682)	(37,869)	(118,173)
Income from discontinued operations	—	(2,081)	(310)	(7,827)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(2,030)	(2,308)	(4,314)	(4,178)
Net operating income	$281,758	$258,971	$548,319	$464,786

__________________________________
(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.
The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$3,400	$3,574	$7,012	$6,813
Operating expenses real estate assets sold or held for sale, not classified as discontinued operations	(1,370)	(1,266)	(2,698)	(2,635)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$2,030	$2,308	$4,314	$4,178

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at either the beginning of the given calendar year, or April 1, 2014, when the Company updated its operating segments. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and six months ended June 30, 2014 and 2013 has been adjusted to exclude amounts for the real estate assets that were both sold between January 1, 2013 and June 30, 2014, or qualified as held for sale as of June 30, 2014, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended			For the six months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended June 30, 2014 (2)

Established
New England	$47,903	$30,759	(0.9)%	$92,845	$58,590	(1.2)%	$1,420,125
Metro NY/NJ	94,471	66,054	0.9%	157,171	109,353	1.6%	2,373,214
Mid-Atlantic	46,990	32,531	(6.7)%	49,260	34,784	(3.9)%	645,172
Pacific Northwest	16,458	11,554	5.9%	26,683	18,591	4.8%	499,383
Northern California	62,319	47,498	13.7%	85,305	65,364	9.6%	1,400,573
Southern California	61,852	41,607	5.0%	68,658	47,198	4.5%	1,218,170
Total Established	329,993	230,003	2.8%	479,922	333,880	2.5%	7,556,637

Other Stabilized	46,001	32,589	N/A	248,887	170,159	N/A	6,091,177
Development / Redevelopment	31,740	19,166	N/A	72,310	44,280	N/A	3,318,362
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	195,673
Non-allocated (3)	2,672	N/A	N/A	5,750	N/A	N/A	43,382

Total	$410,406	$281,758	8.8%	$806,869	$548,319	18.0%	$17,205,231

For the period ended June 30, 2013

Established
New England	$42,113	$28,080	4.8%	$83,386	$54,660	3.6%	$1,280,776
Metro NY/NJ	62,549	43,449	5.1%	123,794	85,888	5.3%	1,917,740
Mid-Atlantic	25,312	18,330	2.8%	50,346	36,518	2.2%	631,578
Pacific Northwest	11,603	7,937	10.5%	22,979	15,787	10.5%	443,641
Northern California	34,880	26,295	12.5%	68,945	51,904	12.0%	1,232,282
Southern California	29,542	20,375	6.9%	58,872	40,475	6.2%	1,055,368
Total Established	205,999	144,466	6.5%	408,322	285,232	6.1%	6,561,385

Other Stabilized	139,141	96,169	N/A	211,909	146,866	N/A	6,670,671
Development / Redevelopment	26,580	18,336	N/A	47,335	32,688	N/A	2,183,928
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	409,930
Non-allocated (3)	2,913	N/A	N/A	5,185	N/A	N/A	50,120

Total	$374,633	$258,971	58.1%	$672,751	$464,786	44.0%	$15,876,034
__________________________________

(1)	Does not include gross real estate assets held for sale of $566,344 as of June 30, 2013.

(2)
Results for the three months ended June 30, 2014 reflect the operating segments updated as of April 1, 2014, which include most stabilized communities acquired as part of the Archstone Acquisition in the Established Communities segment. Results for the six months ended June 30, 2014 reflect the operating segments determined as of January 1, 2014, which include stabilized communities acquired as part of the Archstone Acquisition in the Other Stabilized segment.

(3)	Revenue represents third party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.
9.  Stock-Based Compensation Plans
Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share

Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19
Exercised	(68,222)	107.92	(156,549)	78.41
Forfeited	(1,182)	131.05	(76,381)	142.66
Options Outstanding, June 30, 2014	432,164	$122.77	458,596	$109.59
Options Exercisable June 30, 2014	271,988	$118.60	458,596	$109.59
The Company granted 135,501 restricted stock units net of forfeitures, with an estimated aggregate compensation cost of $15,912,000, as part of its stock-based compensation plan, during the six months ended June 30, 2014. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 59,875 restricted units and financial metrics related to operating performance and leverage metrics of the Company for 75,626 restricted units. For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $128.97; dividend yield of approximately 3.6%; estimated volatility figures ranging from 17.6% to 18.6% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.04% to 0.72%, resulting in an average estimated fair value per restricted stock unit of $102.86. For the portion of the grant for which the award is determined by financial metrics, the estimated compensation cost was based on the baseline share value of $128.97 and the Company's estimate of corporate achievement for the financial metrics.

During the six months ended June 30, 2014, the Company also issued 113,822 shares of restricted stock, of which 16,193 shares related to the conversion of restricted units to restricted shares, and the remaining 97,629 shares were new grants with a fair value of $12,607,000.

At June 30, 2014, the Company had 199,138 outstanding unvested restricted shares granted under the Company's equity compensation plans. Restricted stock vesting during the six months ended June 30, 2014 totaled 93,941 shares of which 4,504 shares related to the conversion of restricted stock units and 89,437 shares related to restricted stock awards which had fair values at the grant date ranging from $74.20 to $149.05 per share. The total grant date fair value of shares vested under restricted stock awards was $10,712,000 and $13,685,000 for the six months ended June 30, 2014 and 2013, respectively.

Total employee stock-based compensation cost recognized in income was $5,890,000 and $11,793,000 for the six months ended June 30, 2014 and 2013, respectively, and total capitalized stock-based compensation cost was $3,247,000 and $3,922,000 for the six months ended June 30, 2014 and 2013, respectively.  At June 30, 2014, there was a total unrecognized compensation cost of $1,862,000 for unvested stock options and $27,589,000 for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options, and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 1.4 years and 4.0 years, respectively.

10.  Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $2,672,000 and $2,913,000 during the three months ended June 30, 2014 and 2013, respectively, and $5,750,000 and $5,185,000 during the six months ended June 30, 2014 and 2013, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $7,869,000 and $7,004,000 as of June 30, 2014 and December 31, 2013, respectively.
Director Compensation
The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $500,000 and $493,000, in the six months ended June 30, 2014 and 2013, respectively, as a component of general and administrative expense.  Deferred compensation relating to restricted stock grants and deferred stock awards to non-employee directors was $917,000 and $417,000 on June 30, 2014 and December 31, 2013, respectively.

11.  Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Hedge ineffectiveness did not have a material impact on earnings of the Company for the three months ended June 30, 2014, or any prior period, and the Company does not anticipate that it will have a material effect in the future.
The following table summarizes the consolidated Hedging Derivatives at June 30, 2014, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$609,960	$171,691
Weighted average interest rate (1)	1.7%	2.0%
Weighted average capped interest rate	5.9%	5.1%
Earliest maturity date	Aug 2014	Apr 2015
Latest maturity date	Aug 2018	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.
Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at June 30, 2014. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended at June 30, 2014 were not material. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2013 resulted in an unrecognized gain of approximately $1,069,000 and $2,484,000, respectively, in interest expense, net in the Condensed Consolidated Statements of Comprehensive Income.  The Company reclassified $1,438,000 and $3,011,000 of deferred losses from accumulated other comprehensive income as a charge to earnings, for the three and six months ended June 30, 2014, respectively. The Company reclassified $1,574,000 and $2,965,000 of deferred losses from accumulated other comprehensive income as a charge to earnings, for the three and six months ended June 30, 2013, respectively.  The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive income into earnings within the next 12 months to offset the variability of cash flows of the hedged items during this period.

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

	Total Fair Value	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2014	(Level 1)	(Level 2)	(Level 3)

Non-Designated Hedges
Interest Rate Caps	$14	$—	$14	$—
Cash Flow Hedges
Interest Rate Caps	99	—	99	—
Puts	(14,582)	—	—	(14,582)
DownREIT units	(1,067)	(1,067)	—	—
Indebtedness	(6,195,397)	(3,607,341)	(2,588,056)	—
Total	$(6,210,933)	$(3,608,408)	$(2,587,943)	$(14,582)

12.  Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In July 2014:

•	Fund I sold its final apartment community, Avalon Rutherford Station, located in East Rutherford, NJ, containing 108 apartment homes, for $34,250,000; and

•	Fund II sold Avalon Fair Oaks, located in Fairfax, VA, containing 491 apartment homes, for $108,200,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Second Quarter 2014 Highlights
We continued to experience favorable operating performance in the second quarter of 2014:

•
Net income attributable to common stockholders for the three months ended June 30, 2014 was $158,086,000 an increase of $121,868,000, or 336.5%, over the prior year period.  The increase is primarily attributable to increased NOI from newly developed and acquired communities, a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition and an increase in gain on sale of communities.

•
For the quarter ended June 30, 2014, Established Communities NOI , which includes the impact of communities acquired as part of the Archstone Acquisition, increased by $6,314,000, or 2.8%, over the prior year period. This increase was primarily driven by an increase in rental revenue of 3.1%, partially offset by an increase in operating expenses of 3.6% as compared to the prior year period.

Our consolidated operating results for the quarter ended June 30, 2014 include operations from the communities acquired as part of the Archstone Acquisition, as described in Note 5, “Archstone Acquisition,” and reflect year-over-year revenue growth, as well as continued sequential rental revenue growth. The overall increase in revenues was driven by both favorable operating performance from our stabilized operating communities and strong leasing activity for new development, which we expect to continue for the balance of 2014.

During the three months ended June 30, 2014, we completed the construction of three communities with an aggregate of 701 apartment homes for a total capitalized cost of $191,100,000. We also started construction of four communities expected to contain 1,080 apartment homes with an expected aggregate total capitalized cost of $421,400,000. At June 30, 2014, 32 communities were under construction with a projected total capitalized cost of approximately $3,239,200,000.  In addition, as of June 30, 2014, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 40 apartment communities that, if developed as expected, will contain an estimated 11,350 apartment homes, and will be developed for an aggregate total capitalized cost of $3,245,000,000, a decline of $368,000,000 from our position as of March 31, 2014.
During the three months ended June 30, 2014, we started the redevelopment of two communities containing 407 apartment homes, which are expected to be redeveloped for a total capitalized cost of $14,800,000, excluding costs incurred prior to redevelopment.  At June 30, 2014, there were six communities under redevelopment, with an expected investment of approximately $80,300,000, excluding costs incurred prior to the start of redevelopment.
During the three months ended June 30, 2014, we sold two wholly-owned operating communities. Oakwood Philadelphia, acquired as part of the Archstone Acquisition and located in Philadelphia, PA containing 80 homes, was sold for $28,875,000, and Avalon Danvers, located in Danvers, MA containing 433 homes, was sold for $108,500,000.  The Company’s aggregate gain in accordance with GAAP for the dispositions was $44,289,000, and is reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The results of operations for these communities prior to the respective sales are included in income (loss) from continuing operations on the accompanying Condensed Consolidated Statements of Comprehensive Income.
We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets.  We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand, operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; available remaining capacity under the Term Loan, or through the formation of joint ventures.  See the discussion under Liquidity and Capital Resources.
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
Effective April 1, 2014, the Company updated its operating segments primarily to include communities acquired as part of the Archstone Acquisition in the results of operations of our Established Community portfolio for the balance of the year. For the April 1, 2014 operating segment update, we added 45 stabilized communities to the Established Communities portfolio, primarily those acquired as part of the Archstone Acquisition. In addition, we removed one community from our Established Communities portfolio effective January 1, 2014, due to a reclassification to the Redevelopment Community portfolio. We remove a community from our Established Communities portfolio if we believe that planned activity for a community will result in the community’s expected operations not being comparable to the prior year period, which is the case for communities undergoing significant redevelopment.

The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the six month periods ended June 30, 2014 and 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2013, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. For the three month periods ended June 30, 2014 and 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of April 1, 2013, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  Our Established Communities for the three month periods ended June 30, 2014 and 2013 include the stabilized operating communities acquired as part of the Archstone Acquisition. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.  Our Other Stabilized Communities for the six month period ended June 30, 2014 include the stabilized operating communities acquired as part of the Archstone Acquisition.

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
We currently lease our corporate headquarters located in Arlington, Virginia, as well as our other regional and administrative offices under operating leases.
As of June 30, 2014, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	34	7,702
Metro NY/NJ	35	11,825
Mid-Atlantic	23	7,950
Pacific Northwest	13	3,179
Northern California	30	9,229
Southern California	42	11,639
Total Established	177	51,524

Other Stabilized Communities:
New England	10	2,780
Metro NY/NJ	11	3,026
Mid-Atlantic	12	4,532
Pacific Northwest	3	616
Northern California	5	1,377
Southern California	12	4,613
Non Core	3	1,030
Total Other Stabilized	56	17,974

Lease-Up Communities	4	1,175

Redevelopment Communities	6	2,094

Total Current Communities	243	72,767

Development Communities	32	9,581

Development Rights	40	11,350

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2014 and 2013 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6/30/2014	6/30/2013	$ Change	% Change	6/30/2014	6/30/2013	$ Change	% Change

Revenue:
Rental and other income	$411,134	$375,294	$35,840	9.5%	$808,131	$674,379	$133,752	19.8%
Management, development and other fees	2,672	2,913	(241)	(8.3)%	5,750	5,185	565	10.9%
Total revenue	413,806	378,207	35,599	9.4%	813,881	679,564	134,317	19.8%

Expenses:
Direct property operating expenses, excluding property taxes	84,875	72,995	11,880	16.3%	168,509	132,486	36,023	27.2%
Property taxes	42,439	41,011	1,428	3.5%	86,924	72,912	14,012	19.2%
Total community operating expenses	127,314	114,006	13,308	11.7%	255,433	205,398	50,035	24.4%

Corporate-level property management and other indirect operating expenses	15,047	13,774	1,273	9.2%	28,976	25,096	3,880	15.5%
Investments and investment management expense	1,137	1,096	41	3.7%	2,116	2,110	6	0.3%
Expensed acquisition, development and other pursuit costs	2,017	3,806	(1,789)	(47.0)%	2,732	43,865	(41,133)	(93.8)%
Interest expense, net	43,722	43,169	553	1.3%	86,255	81,342	4,913	6.0%
Loss on extinguishment of debt, net	412	—	412	100.0%	412	—	412	100.0%
Depreciation expense	110,395	189,977	(79,582)	(41.9)%	216,762	295,536	(78,774)	(26.7)%
General and administrative expense	10,220	11,345	(1,125)	(9.9)%	19,456	21,384	(1,928)	(9.0)%
Total other expenses	182,950	263,167	(80,217)	(30.5)%	356,709	469,333	(112,624)	(24.0)%

Equity in income (loss) of unconsolidated real estate entities	7,710	(940)	8,650	N/A (1)	12,933	(19,503)	32,436	N/A (1)
Gain on sale of land	—	240	(240)	(100.0)%	—	240	(240)	(100.0)%
Gain on sale of communities	60,945	—	60,945	100.0%	60,945	—	60,945	100.0%

Income (loss) from continuing operations	172,197	334	171,863	N/A (1)	275,617	(14,430)	290,047	N/A (1)

Discontinued operations:
Income from discontinued operations	—	2,081	(2,081)	(100.0)%	310	7,827	(7,517)	(96.0)%
Gain on sale of discontinued operations	—	33,682	(33,682)	(100.0)%	37,869	118,173	(80,304)	(68.0)%
Total discontinued operations	—	35,763	(35,763)	(100.0)%	38,179	126,000	(87,821)	(69.7)%

Net income	172,197	36,097	136,100	377.0%	313,796	111,570	202,226	181.3%

Net (income) loss attributable to noncontrolling interests	(14,111)	121	(14,232)	N/A (1)	(13,971)	78	(14,049)	N/A (1)

Net income attributable to common stockholders	$158,086	$36,218	$121,868	336.5%	$299,825	$111,648	$188,177	168.5%
____________________________
(1) Percentage change is not meaningful.
Net income attributable to common stockholders increased $121,868,000 or 336.5%, to $158,086,000 for the three months ended June 30, 2014 and $188,177,000 or 168.5% to $299,825,000 for the six months ended June 30, 2014 from the respective prior year periods.  The increase for the three months ended June 30, 2014 is primarily due to increased revenue from newly developed communities, a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition and an increase in gain on sale of communities. The increase for the six months ended June 30, 2014 is primarily due to increased revenue from communities acquired in the Archstone Acquisition and newly developed communities, a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition, and a decrease in expensed acquisition costs, partially offset by an increase in community operating expenses.
NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, impairment loss on land holdings, gain on sale of real estate assets, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.
NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2014 and 2013 to net income for each period are as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Net income	$172,197	$36,097	$313,796	$111,570
Indirect operating expenses, net of corporate income	12,343	10,852	23,161	19,894
Investments and investment management expense	1,137	1,096	2,116	2,110
Expensed acquisition, development and other pursuit costs	2,017	3,806	2,732	43,865
Interest expense, net (1)	43,722	43,169	86,255	81,342
Loss on extinguishment of debt, net	412	—	412	—
General and administrative expense	10,220	11,345	19,456	21,384
Equity in (income) loss of unconsolidated real estate entities	(7,710)	940	(12,933)	19,503
Depreciation expense (1)	110,395	189,977	216,762	295,536
Gain on sale of real estate assets	(60,945)	(240)	(60,945)	(240)
Gain on sale of discontinued operations	—	(33,682)	(37,869)	(118,173)
Income from discontinued operations	—	(2,081)	(310)	(7,827)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(2,030)	(2,308)	(4,314)	(4,178)
Net operating income	$281,758	$258,971	$548,319	$464,786
____________________________
(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The NOI changes for the three and six months ended June 30, 2014, as compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2014 (1)	6/30/2014 (2)

Established Communities	$6,314	$8,230
Other Stabilized Communities	11,565	57,733
Development and Redevelopment Communities	4,908	17,570
Total	$22,787	$83,533
____________________________

(1)	Amounts reflect the community classification effective April 1, 2014, which includes most stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio.

(2)
Amounts reflect the community classification effective January 1, 2014, which includes stabilized communities acquired as part of the Archstone Acquisition in our Other Stabilized Communities portfolio.

The increases in our Established Communities’ NOI for the three and six months ended June 30, 2014 are due to increased rental rates, partially offset by decreased occupancy and increased operating expenses. For the balance of 2014, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses. We expect our operating expenses will continue to increase, but at a moderating rate, resulting in a slowing of the growth in operating expenses over the prior year period during the remainder of the year.
Rental and other income increased in the three and six months ended June 30, 2014 as compared to the prior year periods due to additional rental income generated from newly developed and acquired communities and an increase in rental rates at our Established Communities.
Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 60,676 apartment homes for the six months ended June 30, 2014, as compared to 55,473 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,217 for the six months ended June 30, 2014 as compared to $2,102 in the prior year period.
Established Communities — Rental revenue increased $9,877,000, or 3.1%, for the three months ended June 30, 2014, as compared to the prior year period, due to an increase in average rental rates of 3.2% to $2,224 per apartment home, partially offset by a 0.1% decrease in economic occupancy to 96.0%. Amounts for the three months ended June 30, 2014 reflect the community classification effective April 1, 2014, which includes most of the stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio. Rental revenue increased $16,986,000, or 3.7%, for the six months ended June 30, 2014, as compared to the prior year period, due to an increase in average rental rates of 4.1% to $2,241 per apartment home, partially offset by a decrease in economic occupancy of 0.4% to 96.0%.  Amounts for the six months ended June 30, 2014 reflect the community classification effective January 1, 2014, which excludes stabilized communities acquired as part of the Archstone Acquisition. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
The Metro New York/New Jersey region accounted for approximately 32.7% of Established Community rental revenue for the six months ended June 30, 2014, and experienced an increase in rental revenue of 3.3% as compared to the prior year period. Average rental rates increased 3.4% to $2,645 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.5% for the six months ended June 30, 2014, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 1.6% during the three months ended June 30, 2014. Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, technology, retail, hospitality and education.
The New England region accounted for approximately 19.4% of Established Community rental revenue for the six months ended June 30, 2014, and experienced an increase in rental revenue of 2.3% as compared to the prior year period. Average rental rates increased 3.4% to $2,176 per apartment home, and were partially offset by a 1.1% decrease in economic occupancy to 95.1% for the six months ended June 30, 2014, as compared to the prior year period.  Sequential revenue increased from the prior quarter by 1.5% during the three months ended June 30, 2014. While the New England region continues to see employment growth in the medical, education and technology fields in the Boston metro area, economic growth was challenged by the unseasonably cold winter in the first quarter of 2014, and by a slight increase in resident move-outs to purchase a home in the second quarter of 2014. The Fairfield market continues to experience moderate economic growth due to this market’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.
Northern California accounted for approximately 17.8% of Established Community rental revenue for the six months ended June 30, 2014, and experienced an increase in rental revenue of 7.9% as compared to the prior year period. Average rental rates increased 7.6% to $2,460 per apartment home, and economic occupancy increased 0.3% to 96.6% for the six months ended June 30, 2014, as compared to the prior year period. Sequential revenue increased over the prior quarter by 2.0% during the three months ended June 30, 2014.  While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology sector to continue to fuel demand for apartment homes.
Southern California accounted for approximately 14.3% of Established Community rental revenue for the six months ended June 30, 2014, and experienced an increase in rental revenue of 4.0% as compared to the prior year period.  Average rental rates increased 4.3% to $1,842 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 96.0% for the six months ended June 30, 2014, as compared to the prior year period. Sequential revenue increased over the prior quarter by 1.5% during the three months ended June 30, 2014. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results in 2014.
The Mid-Atlantic region accounted for approximately 10.3% of Established Community rental revenue for the six months ended June 30, 2014, and experienced a decrease in rental revenue of 0.6% as compared to the prior year period.  Average rental rates decreased 0.1% to $1,964 per apartment home, and economic occupancy decreased 0.5% to 95.6% for the six months ended June 30, 2014, as compared to the prior year period. Sequential revenue was consistent with the prior quarter for the three months ended June 30, 2014 resulting from a 0.8% increase in rental rates to $2,069 per apartment home, offset by a 0.8% decline in economic occupancy to 95.2%. A combination of elevated levels of new apartment deliveries and a decrease in the rate of job growth are expected to challenge the region’s apartment fundamentals for the remainder of 2014.
The Pacific Northwest region accounted for approximately 5.5% of Established Community rental revenue for the six months ended June 30, 2014, and experienced an increase in rental revenue of 5.6% as compared to the prior year period. Average rental rates increased 6.5% to $1,790 per apartment home, and economic occupancy decreased 0.9% to 95.6% for the six months ended June 30, 2014, as compared to the prior year period. The Pacific Northwest region also saw the strongest sequential rental revenue growth in our markets, increasing 3.2% during the three months ended June 30, 2014. The region’s on-line retail, technology, and manufacturing sectors continue to support growth in the economy and improvement in apartment fundamentals.  Rental revenue growth may be tempered in the second half of 2014 due to the increased supply of apartment homes, particularly in the urban core of Seattle.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2014 and 2013 (unaudited, dollars in thousands):

	For the three months ended (1)		For the six months ended (2)
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Rental revenue (GAAP basis)	$329,829	$319,952	$479,643	$462,657
Concessions amortized	1,146	1,067	730	864
Concessions granted	(888)	(983)	(830)	(168)

Rental revenue adjusted to state concessions on a cash basis	$330,087	$320,036	$479,543	$463,353

Year-over-year % change — GAAP revenue		3.1%		3.7%

Year-over-year % change — cash concession based revenue		3.1%		3.5%
________________________

(1)	Amounts reflect the community classification effective April 1, 2014, which includes most stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio.

(2)
Amounts reflect the community classification effective January 1, 2014, which includes stabilized communities acquired as part of the Archstone Acquisition in our Other Stabilized Communities portfolio.

Management, development and other fees decreased $241,000, or 8.3%, and increased $565,000, or 10.9%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The decrease for the three months ended June 30, 2014 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund I. The increase for the six months ended June 30, 2014 is primarily due to increased property and asset management fees related to the Archstone Acquisition and related private real estate investment management funds (Archstone Multifamily Partners AC LP, the "U.S. Fund", and Multifamily Partners AC JV LP, the "AC JV"), partially offset by lower property and asset management fees earned as a result of dispositions from Fund I.
Direct property operating expenses, excluding property taxes increased $11,880,000, or 16.3%, and $36,023,000, or 27.2%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The increase for the three months ended June 30, 2014 is primarily due to the addition of newly developed apartment communities. The increase for the six months ended June 30, 2014 is primarily due to the addition of communities acquired in the Archstone Acquisition as well as newly developed apartment communities.
For Established Communities, direct property operating expenses, excluding property taxes, increased $4,086,000, or 6.6%, and $6,545,000, or 7.2%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, primarily due to increased repairs and maintenance, utilities and payroll costs.
Property taxes increased $1,428,000, or 3.5%, and $14,012,000, or 19.2%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The increase for the three months ended June 30, 2014 is primarily due to the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio, partially offset by reductions in expected supplemental billings related to communities acquired as part of the Archstone Acquisition. The increase for the six months ended June 30, 2014 is primarily due to the net impact of the communities acquired in the Archstone Acquisition as well as the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio.
For Established Communities, property taxes decreased $586,000, or 1.7%, and increased $2,266,000, or 4.9%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The decrease for the three months ended June 30, 2014 is primarily due to lower than expected supplemental billings for communities acquired as part of the Archstone Acquisition, partially offset by increases in rates and assessments, particularly in the our East Coast markets and the Pacific Northwest. The increase for the six months ended June 30, 2014 is primarily due to higher rates and assessments, partially offset by refunds received for appeals in 2014 not received in the prior year period and lower than expected supplemental billings for communities acquired as part of the Archstone Acquisition. We expect property taxes to continue to increase for the balance of 2014 over 2013. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $1,273,000, or 9.2%, and $3,880,000, or 15.5%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, primarily due to an increase in the number of associates as a result of the Archstone Acquisition and other compensation related costs.
Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased during the three and six months ended June 30, 2014 as compared to the prior year periods, primarily due to the timing of costs associated with the acquisition of the Archstone communities in 2013.
Interest expense, net increased $553,000, or 1.3%, and $4,913,000, or 6.0%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the premium on debt, and interest income.  The increases for the three and six months ended June 30, 2014 are primarily due to increased secured and unsecured debt outstanding, including amounts assumed in the Archstone Acquisition, partially offset by an increase in capitalized interest related to our increased development activity.
Depreciation expense decreased $79,582,000, or 41.9%, and $78,774,000, or 26.7%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, primarily due to the impact of amortization for lease intangibles in 2013 not present in 2014, from communities acquired as part of the Archstone Acquisition.
General and administrative expense (“G&A”) decreased $1,125,000, or 9.9%, and $1,928,000, or 9.0%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The decrease for the three months ended June 30, 2014 from the prior year period is due to a decrease in compensation expense and legal recoveries, not present in the prior year period. The decrease for the six months ended June 30, 2014 is primarily due to legal recoveries in 2014 not present in the prior year period.
Equity in income (loss) of unconsolidated real estate entities increased $8,650,000 and $32,436,000 for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The increases were a result of certain expensed transaction costs associated with the Archstone Acquisition that were incurred in 2013 through the unconsolidated joint venture entities owned with Equity Residential that were not present in the three and six months ended June 30, 2014, coupled with gains from the dispositions of unconsolidated investments in 2014.
Gain on sale of communities increased for the three and six months ended June 30, 2014. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations. As compared to gain on sale of discontinued operations, gain on sale of communities increased for the three months ended June 30, 2014 and decreased for the six months ended June 30, 2014.

Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2013 through June 30, 2014. The decrease in the three and six months ended June 30, 2014, as compared to the prior year period, was due to the change in accounting guidance for discontinued operations with individual community dispositions no longer classified as such.

Gain on sale of discontinued operations decreased for the three and six months ended June 30, 2014. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations. As compared to gain on sale of communities, gain on sale of discontinued operations increased for the three months ended June 30, 2014 and decreased for the six months ended June 30, 2014.

Net (income) loss attributable to noncontrolling interests for the three and six months ended June 30, 2014 resulted in an allocation of income of $14,111,000 and $13,971,000, respectively, as compared to an allocation of loss of $121,000 and $78,000 for the three and six months ended June 30, 2013. The three and six months ended June 30, 2014 include our joint venture partners' 84.8% interest in the gain on the sale of a Fund I community that was consolidated for financial reporting purposes, in the amount of $14,132,000.

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
The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013

Net income attributable to common stockholders	$158,086	$36,218	$299,825	$111,648
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	111,653	199,502	220,619	311,446
Distributions to noncontrolling interests, including discontinued operations	9	8	17	16
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(449)	(1,472)	(449)	(10,824)
Gain on sale of previously depreciated real estate assets (1)	(46,813)	(33,682)	(84,682)	(118,173)
FFO attributable to common stockholders	$222,486	$200,574	$435,330	$294,113

Weighted average common shares outstanding - diluted	130,248,321	129,595,399	129,938,232	124,879,663
EPS per common share - diluted	$1.21	$0.28	$2.31	$0.89
FFO per common share - diluted	$1.71	$1.55	$3.35	$2.36
____________________________
(1) Amounts for the three and six months ended June 30, 2014 include a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.
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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Net cash provided by operating activities	$189,394	$185,823	$409,711	$267,211
Net cash used in investing activities	$(87,152)	$(234,769)	$(311,516)	$(884,350)
Net cash provided by (used in) financing activities	$(62,505)	$(287,363)	$46,191	$(2,005,332)
Liquidity and Capital Resources
We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses.
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
Unrestricted cash and cash equivalents totaled $425,741,000 at June 30, 2014, an increase of $144,386,000 from $281,355,000 at December 31, 2013.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $409,711,000 for the six months ended June 30, 2014 from $267,211,000 for the six months ended June 30, 2013. The change was driven primarily by increased NOI from existing and newly developed and acquired communities, a decrease in acquisition costs, and the timing of payments of corporate obligations.
Investing Activities — Net cash used in investing activities of $311,516,000 for the six months ended June 30, 2014 related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions. During the six months ended June 30, 2014, we invested $573,604,000 in the following:

•	we invested approximately $547,800,000 in the development and redevelopment of communities; and

•	we had capital expenditures of $25,804,000 for our operating communities and non-real estate assets.
Financing Activities — Net cash provided by financing activities totaled $46,191,000 for the six months ended June 30, 2014.  The net cash provided is due to borrowing $250,000,000 on the Term Loan and the issuance of common stock in the amount of $214,970,000, partially offset by the payment of cash dividends in the amount of $288,610,000 and the repayment of unsecured notes in the amount of $150,000,000.
Variable Rate Unsecured Credit Facility
The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.21% at July 31, 2014 assuming a one month borrowing rate).  The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).
We did not have any borrowings outstanding under the Credit Facility and had $48,734,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2014.
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
We were in compliance with these covenants at June 30, 2014.
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
Continuous Equity Program (CEP)
In August 2012, we commenced a third continuous equity program (“CEP III”), under which we may sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. During the three and six months ended June 30, 2014, we sold 1,418,959 shares at an average sales price of $140.94 per share, for net proceeds of $196,984,000. As of July 31, 2014, we had $446,286,000 of shares remaining authorized for issuance under this program.
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
The following debt activity occurred during the six months ended June 30, 2014:

•
In March 2014, we entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  At June 30, 2014, we had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

•
In April 2014, in conjunction with certain requirements associated with the development of an apartment community, we entered into a $53,000,000 secured mortgage loan maturing in 2019, with an option to extend the maturity to 2024.  The mortgage is comprised of a $15,000,000 fixed rate note with an interest rate of 2.99% and a $38,000,000 variable rate note at LIBOR plus 2.00%.

•	Pursuant to its scheduled maturity in April 2014, we repaid $150,000,000 principal amount of unsecured notes with a stated coupon of 5.375%.

•
In June 2014, in conjunction with the disposition of an operating community, we repaid a fixed rate secured mortgage loan in the amount of $10,427,000 with an interest rate of 6.19% in advance of its November 2015 maturity date. In accordance with the requirements of the master credit agreement governing this and certain other secured borrowings, we repaid an additional $5,914,000 principal amount of secured borrowings for eight other operating communities. We incurred a charge for early debt extinguishment of $412,000.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2014 and December 31, 2013 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have any equity or other interest.

	All-In interest rate (1)	Principal maturity date	Balance Outstanding			Scheduled Maturities
Community			12/31/2013	6/30/2014		2014	2015	2016	2017	2018	Thereafter
Tax-exempt bonds (4)
Fixed rate
Eaves Washingtonian Center I	7.83%	May-2027	$8,401	$8,209		$199	$419	$449	$482	$517	$6,143
Avalon Oaks	7.50%	Feb-2041	16,094	15,993		105	222	238	255	276	14,897
Avalon Oaks West	7.54%	Apr-2043	16,032	15,941		140	198	211	225	241	14,926
Avalon at Chestnut Hill	6.15%	Oct-2047	39,979	39,765		220	457	482	509	536	37,561
Avalon Westbury	4.13%	Nov-2036	62,200	62,200		—	—	—	—	—	62,200
			142,706	142,108		664	1,296	1,380	1,471	1,570	135,727

Variable rate (2)
Avalon at Mountain View	0.80%	Feb-2017	18,300	18,300	(3)	—	—	—	18,300	—	—
AVA Newport	1.23%	Jun-2025	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.15%	Jun-2025	20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.49%	Jun-2025	38,800	38,800	(3)	—	—	—	—	—	38,800
Eaves Pacifica	1.50%	Jun-2025	17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.03%	Nov-2037	93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.53%	Jul-2040	45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.36%	Mar-2046	116,000	116,000	(6)	—	—	—	—	—	116,000
Avalon Walnut Creek	1.36%	Mar-2046	10,000	10,000	(6)	—	—	—	—	—	10,000
Avalon Morningside Park	1.56%	May-2046	100,000	100,000	(5)	—	—	—	—	—	100,000
Avalon Clinton North	1.73%	Nov-2038	147,000	147,000	(3)	—	—	—	—	—	147,000
Avalon Clinton South	1.73%	Nov-2038	121,500	121,500	(3)	—	—	—	—	—	121,500
Avalon Midtown West	1.64%	May-2029	100,500	100,500	(3)	—	—	—	—	—	100,500
Avalon San Bruno	1.72%	Dec-2037	64,450	64,450	(3)	—	—	—	—	—	64,450
Avalon Calabasas	1.72%	Apr-2028	44,410	44,410	(3)	—	—	—	—	128	44,282
			945,795	945,795		—	—	—	18,300	128	927,367
Conventional loans (4)
Fixed rate
$150 Million unsecured notes	—%	Apr-2014	150,000	—		—	—	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	250,000	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020	400,000	400,000		—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023	350,000	350,000		—	—	—	—	—	350,000
Avalon Orchards	7.79%	Jul-2033	17,530	17,314		223	470	503	539	577	15,002
Avalon Darien	6.22%	Dec-2015	48,484	48,093	(7)	395	47,698	—	—	—	—
AVA Stamford	6.13%	Dec-2015	58,385	57,907	(7)	484	57,423	—	—	—	—
Avalon Walnut Creek	4.31%	Jul-2066	3,042	3,042		—	—	—	—	—	3,042
Avalon Shrewsbury	5.92%	May-2019	20,464	20,320		119	307	323	346	367	18,858
Eaves Trumbull	5.93%	May-2019	40,018	39,736		284	601	631	676	717	36,827
Avalon at Stamford Harbor	5.92%	May-2019	63,624	63,176		452	955	1,003	1,075	1,140	58,551
Avalon Freehold	5.94%	May-2019	35,475	35,225		252	532	559	599	636	32,647
Avalon Run East	5.94%	May-2019	38,013	37,745		270	571	599	642	681	34,982
Eaves Nanuet	6.06%	May-2019	64,149	63,697		455	963	1,011	1,083	1,150	59,035
Avalon at Edgewater	5.94%	May-2019	76,088	75,552		540	1,142	1,199	1,285	1,363	70,023
Avalon Foxhall	6.05%	May-2019	57,150	56,747		406	858	901	965	1,024	52,593
Avalon at Gallery Place	6.06%	May-2019	44,405	44,092		315	667	700	750	796	40,864
Avalon at Traville	5.91%	May-2019	75,251	74,720		534	1,130	1,186	1,271	1,348	69,251

Avalon Bellevue	5.92%	May-2019	25,856	25,674		184	388	408	437	463	23,794
Avalon on The Alameda	5.91%	May-2019	52,278	51,910		371	785	824	883	937	48,110
Avalon at Mission Bay North	5.90%	May-2019	70,959	70,459		504	1,065	1,118	1,198	1,272	65,302
AVA Pasadena	4.05%	Jun-2018	11,869	11,777		95	195	202	213	11,072	—
Eaves Seal Beach	3.12%	Nov-2015	86,167	85,122	(9)	—	85,122	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	167,595	165,561	(9)	—	165,561	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015	72,374	71,496	(9)	—	71,496	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015	28,844	28,494	(9)	—	28,494	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	23,858	23,569	(9)	—	23,569	—	—	—	—
Oakwood Philadelphia	—%	Nov-2015	10,427	—	(8)	—	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	42,703	42,185	(10)	—	42,185	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	37,212	36,761	(9)	—	36,761	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	28,742	28,394	(9)	—	28,394	—	—	—	—
Archstone La Jolla Colony	3.36%	Nov-2017	27,176	27,176		—	—	—	27,176	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	15,669	15,669		—	—	—	15,669	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	27,411	27,411		—	—	—	27,411	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	20,754	20,754		—	—	—	20,754	—	—
Eaves Los Feliz	3.36%	Nov-2017	43,258	43,258		—	—	—	43,258	—	—
Avalon Oak Creek	3.36%	Nov-2017	85,288	85,288		—	—	—	85,288	—	—
Avalon Del Mar Station	3.36%	Nov-2017	76,471	76,471		—	—	—	76,471	—	—
Avalon Courthouse Place	3.36%	Nov-2017	140,332	140,332		—	—	—	140,332	—	—
Avalon Pasadena	3.36%	Nov-2017	28,079	28,079		—	—	—	28,079	—	—
Eaves West Valley	3.36%	Nov-2017	83,087	83,087		—	—	—	83,087	—	—
Eaves Woodland Hills	3.36%	Nov-2017	104,694	104,694		—	—	—	104,694	—	—
Avalon Russett	3.36%	Nov-2017	39,972	39,972		—	—	—	39,972	—	—
Avalon First & M	5.55%	May-2053	142,061	141,478		446	954	987	1,067	1,129	136,895
Avalon San Bruno II	3.85%	Apr-2021	31,398	31,184		216	454	475	506	534	28,999
Avalon Westbury	4.13%	Nov-2036	21,260	20,710		565	1,170	1,230	1,295	1,355	15,095
Archstone Lexington	3.32%	Mar-2016	16,780	16,653		128	270	16,255	—	—	—
Avalon San Bruno III	4.87%	Jun-2020	56,210	56,210		—	561	1,147	1,188	1,226	52,088
Avalon Andover	3.28%	Apr-2018	14,821	14,664		159	325	336	346	13,498	—
Avalon Natick	3.41%	Apr-2019	--	14,974		156	319	329	339	349	13,482
			4,875,683	4,716,832		7,553	601,385	281,926	958,894	41,634	2,825,440

Variable rate (2)
Avalon Walnut Creek	1.70%	Mar-2046	8,500	8,500	(6)	—	—	—	—	—	8,500
Avalon Calabasas	2.41%	Aug-2018	57,314	56,339	(3)	518	1,084	1,152	1,225	52,360	—
Avalon Natick	2.24%	Apr-2019	—	37,935	(3)	395	809	833	858	884	34,156
Unsecured Term Loan	1.78%	Mar-2021	—	250,000		—	—	—	—	—	250,000
			65,814	352,774		913	1,893	1,985	2,083	53,244	292,656

Total indebtedness - excluding Credit Facility			$6,029,998	$6,157,509		$9,130	$604,574	$285,291	$980,748	$96,576	$4,181,190
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)	Variable rates are given as of June 30, 2014.

(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)
Balances outstanding represent total amounts due at maturity, and are net of $4,889 and $5,291 of debt discount associated with the unsecured notes as of June 30, 2014 and December 31, 2013, respectively, and $102,254 and $120,684 of premium associated with secured notes as of June 30, 2014 and December 31, 2013, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)	In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(6)	In July 2013 we remarketed the bonds converting them to variable rate through July 2018.

(7)	Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

(8)	Borrowing was repaid in June 2014 in advance of its scheduled maturity in November 2015.

(9)	Outstanding principal balance was reduced in June 2014 in conjunction with the prepayment of a secured mortgage note under the same master credit agreement.
Future Financing and Capital Needs — Portfolio and Other Activity
As of June 30, 2014, we had 32 communities under construction, including one in which we have an indirect ownership interest in a joint venture, and six wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

•	our $1,300,000,000 Credit Facility;

•	the remaining $50,000,000 capacity under our Term Loan;

•	cash currently on hand, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities; and/or

•	private equity funding, including joint venture activity.
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
Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I and, excluding costs incurred in excess of our equity in the underlying net assets of Fund I, we have an equity investment of approximately $7,786,000 in Fund I (net of distributions), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expires in March 2015. In July 2014, Fund I sold its final apartment community.

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $91,596,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.
The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $90,785,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. We acquired our interest in the U.S. Fund as part of the Archstone Acquisition.
In addition, as part of the Archstone Acquisition, we acquired an interest in the AC JV, which has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $68,935,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.
As of June 30, 2014, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting.  Refer to Note 6, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund I
1. Avalon Rutherford Station - East Rutherford, NJ (4)		108	$36,849	$18,554	Fixed	6.13%	Sep 2016
Total Fund I	15.2%	108	36,849	18,554		6.13%
Fund II
1. Avalon Bellevue Park - Bellevue, WA		220	34,131	21,515	Fixed	5.52%	Jun 2019
2. Avalon Fair Oaks - Fairfax, VA (4)		491	72,662	41,987	Fixed	5.26%	May 2017
3. The Apartments at Briarwood - Owings Mills, MD		348	45,685	26,564	Fixed	3.64%	Nov 2017
4. Eaves Gaithersburg - Gaithersburg, MD (5)		684	102,424	63,200	Fixed	5.42%	Jan 2018
5. Eaves Tustin - Tustin, CA		628	100,605	59,100	Fixed	3.81%	Oct 2017
6. Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
7. Eaves Plainsboro - Plainsboro, NJ (5)		776	91,768	51,659	Fixed	4.56%	Nov 2014
8. Eaves Carlsbad - Carlsbad, CA		450	80,547	46,141	Fixed	4.68%	Feb 2018
9. Eaves Rockville - Rockville, MD		210	51,535	30,579	Fixed	4.26%	Aug 2019
10. Captain Parker Arms - Lexington, MA		94	22,058	13,500	Fixed	3.90%	Sep 2019
11. Eaves Rancho San Diego - San Diego, CA		676	127,188	70,671	Fixed	3.45%	Nov 2018
12. Avalon Watchung - Watchung, NJ		334	66,082	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	5,051	822,151	465,866		4.34%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (5)		192	66,988	35,840	Fixed	5.32%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,760	30,150	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA (6)		205	76,568	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	56,406	31,431	Fixed	3.31%	Jun 2020
5. Boca Town Center - Boca Raton, FL (7)		252	46,169	27,868	Fixed/Variable	3.06%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	94,991	60,000	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower - Bethesda, MD		237	77,682	46,500	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay - New York, NY		209	133,946	69,514	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		131	49,701	30,430	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	659,211	331,733		3.88%

AC JV (8)
1. Avalon North Point - Cambridge, MA (9)		426	186,527	111,653	Fixed	6.00%	July 2021
2. Avalon Woodland Park - Herndon, VA (9)		392	84,972	50,647	Fixed	6.00%	July 2021
Total AC JV	20.0%	818	271,499	162,300		6.00%

Residual JV (10)
1. SWIB		1,902	328,558	187,021	Fixed/Variable	4.38%	Dec 2014 (11)
Total Residual JV	8.0%	1,902	328,558	187,021		4.38%

Other Operating Joint Ventures
1. CVP I, LLC (12)	20.0%	361	137,563	117,000	Variable	0.63%	Nov 2036
2. MVP I, LLC (12)	25.0%	313	124,338	105,000	Fixed	6.02%	Dec 2015
3. Brandywine Apartments of Maryland, LLC	28.7%	305	17,521	24,594	Fixed	4.30%	Jun 2028
Total Other Joint Ventures		979	279,422	246,594		3.29%

Total Unconsolidated Investments		10,588	$2,397,690	$1,412,068		4.27%
_____________________________

(1)	Represents total capitalized cost as of June 30, 2014.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2014.

(4)	This community was sold in July 2014.

(5)	Borrowing on this community is comprised of two mortgage loans.

(6)	As of June 30, 2014, redevelopment was completed on this community. This community is owned through a leasehold interest.

(7)	The debt secured by this community is a variable rate note, of which $24,868 has been converted to an effective fixed rate borrowing with an interest rate swap.

(8)
As discussed in this Form 10-Q, the venture commenced the construction of a third operating community in Cambridge, MA that, when completed, is expected to contain 103 apartments homes for a total capitalized cost of $28,000.

(9)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(10)	Our ownership interest of 8.0% is determined by our 40% ownership interest in the Residual JV entity with Equity Residential, which owns a 20% interest in SWIB.

(11)
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

•
As of June 30, 2014, a subsidiary of Fund I had one loan secured by an individual asset with an outstanding balance of $18,554,000, and a maturity date September 2016. This mortgage loan was repaid concurrent with the sale of the apartment community securing the mortgage note in July 2014.

•
As of June 30, 2014, subsidiaries of Fund II have 13 loans secured by individual assets with aggregate amounts of $465,866,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from November 2014 to September 2019.  In July 2014, Fund II repaid an outstanding mortgage loan in the amount of $41,987,000 concurrent with the sale of the apartment community securing the mortgage loan. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of June 30, 2014).  As of June 30, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2014, was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2014.

•
Each individual mortgage loan of Fund I or Fund II was made to a special purpose, single asset subsidiary of the Funds.  Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the respective Fund could also have obligations with respect to the mortgage loan.  In no event do the mortgage loans provide for recourse against investors in the Funds, including against us or our wholly-owned subsidiaries that invest in the Funds.  A default by a Fund or a Fund subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates.  If either the Funds or a subsidiary of one of the Funds were unable to meet its obligations under a loan, the value of our investment in that Fund would likely decline and we might also be more likely to be obligated under the guarantee we provided to one of the Fund partners in Fund II as described above.  If a Fund subsidiary or a Fund were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support the Fund through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund asset).
In the future, in the event Fund II was unable to meet its obligations under a loan, we cannot predict at this time whether we would provide any voluntary support, or take any other action, as any such action would depend on a variety of factors, including the amount of support required and the possibility that such support could enhance the return of Fund II and/or our returns by providing time for performance to improve.

•
As of June 30, 2014, subsidiaries of the U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $331,733,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
As of June 30, 2014, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

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

•
Brandywine Apartments of Maryland, LLC (“Brandywine”) has an outstanding $24,594,000 fixed rate mortgage loan that is payable by Brandywine.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

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

As of June 30, 2014, the Residual JV completed the disposition of substantially all of its indirect interest in German multifamily real estate assets as well as the associated property management company.  Our proportionate share of the proceeds from these dispositions received during the six months ended June 30, 2014 was approximately $43,112,000.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of June 30, 2014, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities
As of June 30, 2014, we had 32 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 9,581 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,239,200,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Mosaic Tysons Corner, VA	531	$114.5	Q1 2012	Q3 2013	Q4 2014	Q2 2015
2.	Avalon West Chelsea/AVA High Line (4) New York, NY	710	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
3.	Avalon Arlington North (5) Arlington, VA	228	84.9	Q2 2012	Q4 2013	Q3 2014	Q1 2015
4.	Avalon Dublin Station Dublin, CA	253	77.7	Q2 2012	Q1 2014	Q3 2014	Q1 2015
5.	AVA 55 Ninth San Francisco, CA	273	121.5	Q3 2012	Q1 2014	Q4 2014	Q2 2015
6.	Avalon Canton Canton, MA	196	40.9	Q2 2013	Q1 2014	Q3 2014	Q1 2015
7.	Avalon Huntington Station Huntington Station, NY	303	83.0	Q1 2013	Q1 2014	Q1 2015	Q3 2015
8.	Memorial Heights Villages (5) Houston, TX	318	54.9	Q3 2012	Q1 2014	Q3 2014	Q1 2015
9.	Avalon Alderwood I Lynnwood, WA	367	68.4	Q2 2013	Q2 2014	Q2 2015	Q4 2015
10.	Avalon Exeter (4) Boston, MA	187	123.2	Q2 2011	Q2 2014	Q3 2014	Q1 2015
11.	Avalon Assembly Row/AVA Somerville (4) Somerville, MA	445	122.1	Q2 2012	Q2 2014	Q1 2015	Q3 2015
12.	Avalon Berkeley (5) Berkeley, CA	94	33.7	Q3 2012	Q2 2014	Q3 2014	Q4 2014
13.	Avalon at Stratford Stratford, CT	130	29.7	Q3 2013	Q2 2014	Q4 2014	Q2 2015
14.	AVA Little Tokyo Los Angeles, CA	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
15.	Avalon San Dimas San Dimas, CA	156	41.4	Q2 2013	Q3 2014	Q1 2015	Q3 2015
16.	Avalon North Point Lofts (6) Cambridge, MA	103	28.0	Q3 2013	Q3 2014	Q4 2014	Q1 2015
17	Avalon Wharton Wharton, NJ	247	55.6	Q4 2012	Q1 2015	Q3 2015	Q1 2016
18.	AVA Stuart Street Boston, MA	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
19.	Avalon Hayes Valley San Francisco, CA	182	90.2	Q3 2013	Q1 2015	Q2 2015	Q4 2015
20.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
21.	Avalon Baker Ranch Lake Forest, CA	430	132.9	Q4 2013	Q1 2015	Q1 2016	Q3 2016
22.	Avalon Vista Vista, CA	221	58.3	Q4 2013	Q2 2015	Q4 2015	Q2 2016

23.	Avalon Bloomfield Station Bloomfield, NJ	224	53.4	Q4 2013	Q3 2015	Q1 2016	Q3 2016
24.	Avalon Glendora (7) Glendora, CA	280	82.5	Q4 2013	Q3 2015	Q1 2016	Q3 2016
25.	Avalon Roseland Roseland, NJ	136	46.2	Q1 2014	Q2 2015	Q4 2015	Q2 2016
26.	Avalon Hillwood Square Falls Church, VA	384	109.8	Q1 2014	Q2 2015	Q1 2016	Q3 2016
27.	Avalon Marlborough Marlborough, MA	350	77.1	Q1 2014	Q2 2015	Q2 2016	Q4 2016
28.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
29.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q4 2015	Q1 2016	Q3 2016
30.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q1 2016	Q2 2016	Q4 2016
31.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q3 2016	Q2 2017	Q4 2017
32.	Avalon West Hollywood West Hollywood, CA	294	162.4	Q2 2014	Q3 2016	Q2 2017	Q4 2017
	Total	9,581	$3,239.2
_________________________________

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

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	Development community subject to a ground lease.

(5)	Avalon Arlington North, Memorial Heights Villages and Avalon Berkeley were formerly Archstone branded developments.

(6)	The Company has a 20% ownership interest in this community through the AC JV.

(7)	During the three months ended June 30, 2014, we approved the expansion of this development to include an additional 24 apartment homes for an additional capitalized cost of $7.4 million.
During the three months ended June 30, 2014, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	AVA University District Seattle, WA	283	$75.2	201,389	$373	Q2 2014
2.	Avalon Morrison Park San Jose, CA	250	79.1	277,710	285	Q2 2014
3.	Avalon Ossining Ossining, NY	168	36.8	184,137	200	Q2 2014
	Total	701	$191.1
__________________________________

(1)	Total capitalized cost is as of June 30, 2014. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.
The Company anticipates commencing the construction of six apartment communities during the balance of 2014, which, if completed as expected, will contain 1,856 apartment homes and be constructed for a total capitalized cost of $614,300,000.

Redevelopment Communities
As of June 30, 2014, there were six communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $80,300,000 excluding costs incurred prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2014.  You should carefully review Item 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Back Bay (3) Boston, MA	271	$21.0	Q1 2013	Q1 2015	Q3 2015
2.	Eaves Creekside Mountain View, CA	294	11.9	Q3 2013	Q4 2014	Q2 2015
3.	AVA Pacific Beach San Diego, CA	564	23.6	Q1 2014	Q1 2016	Q3 2016
4.	Avalon Tysons Corner McLean, VA	558	9.0	Q1 2014	Q4 2014	Q2 2015
5.	Eaves Burlington Burlington, MA	203	5.6	Q2 2014	Q4 2014	Q2 2015
6.	Eaves Dublin Dublin, CA	204	9.2	Q2 2014	Q1 2015	Q3 2015
	Total (4)	2,094	$80.3
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
During the second quarter of 2014 we expanded the scope of work on AVA Back Bay to include the renovation of 20% of the apartment homes. As a result, the Company is currently classifying this community as a Redevelopment Community.

(4)
We assumed responsibility for the redevelopment of Avalon Marina Bay, comprised of 205 apartment homes and 229 boat slips, in conjunction with the Archstone Acquisition. Avalon Marina Bay, located in Marina del Rey, CA is owned by the U.S. Fund, in which the Company holds a 28.6% interest. This community completed redevelopment during the second quarter of 2014. All capital necessary for the redevelopment of Marina Bay was contributed to the venture prior to the Company acquiring an interest in the venture.

Development Rights
At June 30, 2014, we had $195,673,000 in acquisition and related capitalized costs for 11 land parcels we own or control through a land lease for development, and $34,810,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 29 Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 40 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2014 includes $160,773,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 11,350 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
As noted above, for 29 Development Rights, we control the land through an option to purchase or lease the parcel.  While we generally prefer to hold Development Rights through options to acquire land, for the remaining 11 Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense.  During the six months ended June 30, 2014, we incurred a charge of approximately $2,701,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were not likely to be developed.
You should carefully review Section 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.
The following presents a summary of these Development Rights:

Location	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

Boston, MA	5	1,630	$523
Fairfield-New Haven, CT	1	160	40
New York City	1	167	64
New York Suburban	5	666	243
New Jersey	15	4,415	1,086
Baltimore, MD	1	343	69
Washington, DC Metro	6	1,906	494
Seattle, WA	4	1,298	359
Oakland-East Bay, CA	1	439	200
San Francisco, CA	1	326	167
Total	40	11,350	$3,245
____________________________________

(1)
Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions
During the second quarter of 2014, we acquired an interest in two land parcels for development, one of which was acquired through a joint venture in which the Company holds a 70% investment interest, for an aggregate investment of $32,175,000. We expect to commence construction on these land parcels in the next 12 months.
Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $28,041,000, which we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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
Many of our West Coast communities are located in the general vicinity of active earthquake faults.  Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault.  We cannot assure you that an earthquake would not cause damage or losses greater than insured levels.  We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $150,000,000 of coverage.  Earthquake coverage outside of California and Washington is subject to a $175,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building with a maximum of $25,000,000 in total. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,500,000. In May 2014 the Company renewed its property insurance policy with no material change in coverage.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism.  In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program until it expires in December 2014. Congress is currently considering extending TRIPRA, however there can be no assurance at this time that Congress will extend the provisions of TRIPRA.  In connection with this legislation, we have purchased insurance for property damage due to terrorism up to $400,000,000.  Additionally, we have purchased insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism.  This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions.  Our general liability policy provides TRIPRA coverage (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.
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
Federal Income Tax Changes and Updates for Incorporation in Existing Registration Statements
The following discussion updates the disclosures under "Federal Income Tax Considerations and Consequences of Your Investment" in the prospectus dated February 27, 2012 contained in our Registration Statement on Form S-3 filed with the SEC on February 27, 2012 and in our other registration statements into which this Annual Report on Form 10-Q is incorporated by reference, as previously updated by the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Additional Disclosure Relating to Taxation of AvalonBay as a REIT
The section captioned "Other U.S. Federal Income Tax Withholding and Reporting Requirements" is replaced with the following:

FATCA Withholding on Certain Foreign Accounts and Entities

The Foreign Account Tax Compliance Act, or FATCA, provisions of the Code, subject to administrative guidance and certain intergovernmental agreements entered into thereunder, impose a 30% withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. If the payee is a foreign financial institution that is not subject to special treatment under certain intergovernmental agreements, it must enter into an agreement with the United States Treasury requiring, among other things, that it undertakes to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to account holders whose actions prevent them from complying with these reporting and other requirements. The compliance requirements under FATCA are complex and special requirements may apply to certain categories of payees. Withholding under this legislation will apply after December 31, 2016 with respect to the gross proceeds of a disposition of property that can produce U.S. source interest or dividends and after June 30, 2014 with respect to other withholdable payments. Prospective investors should consult their tax advisors regarding this legislation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2013.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2014	1,370	$135.77	—	200,000
May 1 - May 31, 2014	6,386	$141.55	—	200,000
June 1 - June 30, 2014	8,984	$141.89	—	200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
First Supplemental Indenture, dated as of January 20, 1998, between the Company and the State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.3	—
Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.4	—
Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—
Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 8, 2014	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2014	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)