Form 10-Q
period 2014-09-30
AVALONBAY COMMUNITIES INC
filed 2014-11-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

132,008,021 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2014

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2014	12/31/2013
	(unaudited)
ASSETS
Real estate:
Land	$3,436,853	$3,262,616
Buildings and improvements	12,098,294	11,059,001
Furniture, fixtures and equipment	388,566	340,461
	15,923,713	14,662,078
Less accumulated depreciation	(2,799,679)	(2,476,729)
Net operating real estate	13,124,034	12,185,349
Construction in progress, including land	1,343,157	1,582,906
Land held for development	176,484	300,364
Operating real estate assets held for sale, net	80,624	215,590
Total real estate, net	14,724,299	14,284,209

Cash and cash equivalents	440,028	281,355
Cash in escrow	95,664	98,564
Resident security deposits	29,604	26,672
Investments in unconsolidated real estate entities	304,795	367,866
Deferred financing costs, net	39,329	40,677
Deferred development costs	36,945	31,592
Prepaid expenses and other assets	210,514	197,208
Total assets	$15,881,178	$15,328,143

LIABILITIES AND EQUITY
Unsecured notes, net	$2,695,299	$2,594,709
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,546,469	3,539,642
Dividends payable	153,125	138,476
Payables for construction	98,095	94,632
Accrued expenses and other liabilities	250,440	240,606
Accrued interest payable	28,857	43,175
Resident security deposits	49,425	44,823
Liabilities related to real estate assets held for sale	1,590	15,033
Total liabilities	6,823,300	6,711,096

Redeemable noncontrolling interests	12,596	17,320

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at both September 30, 2014 and December 31, 2013; zero shares issued and outstanding at both September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at both September 30, 2014 and December 31, 2013; 132,006,835 and 129,416,695 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,320	1,294
Additional paid-in capital	9,344,198	8,988,723
Accumulated earnings less dividends	(256,162)	(345,254)
Accumulated other comprehensive loss	(44,074)	(48,631)
Total stockholders' equity	9,045,282	8,596,132
Noncontrolling interests	—	3,595
Total equity	9,045,282	8,599,727
Total liabilities and equity	$15,881,178	$15,328,143

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Revenue:
Rental and other income	$428,022	$386,175	$1,236,154	$1,060,554
Management, development and other fees	2,503	3,014	8,253	8,198
Total revenue	430,525	389,189	1,244,407	1,068,752

Expenses:
Operating expenses, excluding property taxes	105,212	96,857	304,812	256,549
Property taxes	44,996	42,184	131,920	115,096
Interest expense, net	46,376	43,945	132,631	127,772
Loss on extinguishment of debt, net	—	—	412	—
Loss on interest rate contract	—	53,484	—	51,000
Depreciation expense	111,836	159,873	328,598	455,410
General and administrative expense	11,290	9,878	30,745	31,262
Expensed acquisition, development and other pursuit costs	406	2,176	3,139	46,041
Total expenses	320,116	408,397	932,257	1,083,130

Equity in income (loss) of unconsolidated real estate entities	130,592	3,260	143,527	(16,244)
Gain on sale of land	—	—	—	240
Gain on sale of communities	—	—	60,945	—

Income (loss) from continuing operations	241,001	(15,948)	516,622	(30,382)

Discontinued operations:
Income from discontinued operations	—	5,063	310	12,890
Gain on sale of discontinued operations	—	—	37,869	118,173
Total discontinued operations	—	5,063	38,179	131,063

Net income (loss)	241,001	(10,885)	554,801	100,681
Net loss (income) attributable to noncontrolling interests	99	170	(13,872)	248

Net income (loss) attributable to common stockholders	$241,100	$(10,715)	$540,929	$100,929

Other comprehensive income:
Cash flow hedge losses reclassified to earnings	1,546	54,948	4,557	57,913
Comprehensive income	$242,646	$44,233	$545,486	$158,842

Earnings per common share - basic:
Income (loss) from continuing operations attributable to common stockholders	$1.83	$(0.12)	$3.86	$(0.24)
Discontinued operations attributable to common stockholders	—	0.04	0.29	1.04

Net income (loss) attributable to common stockholders	$1.83	$(0.08)	$4.15	$0.80

Earnings per common share - diluted:
Income (loss) from continuing operations attributable to common stockholders	$1.83	$(0.12)	$3.85	$(0.24)
Discontinued operations attributable to common stockholders	—	0.04	0.29	1.04

Net income (loss) attributable to common stockholders	$1.83	$(0.08)	$4.14	$0.80

Dividends per common share	$1.16	$1.07	$3.48	$3.21

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2014	9/30/2013
Cash flows from operating activities:
Net income	$554,801	$100,681
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	328,598	455,410
Depreciation expense from discontinued operations	—	13,154
Amortization of deferred financing costs	4,763	5,067
Amortization of debt premium	(26,271)	(20,898)
Loss on extinguishment of debt, net	412	—
Amortization of stock-based compensation	10,354	8,720
Equity in (income) loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	2,911	45,215
Abandonment of development pursuits	1,455	—
Cash flow hedge losses reclassified to earnings	4,557	57,913
Gain on sale of real estate assets	(98,814)	(118,413)
Gain on sale of joint venture real estate assets	(130,386)	(12,667)
Decrease (increase) in cash in operating escrows	771	(12,883)
Increase in resident security deposits, prepaid expenses and other assets	(12,808)	(66,709)
Increase in accrued expenses, other liabilities and accrued interest payable	1,086	15,333
Net cash provided by operating activities	641,429	469,923

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(861,466)	(908,215)
Acquisition of real estate assets, including partnership interest	—	(749,275)
Capital expenditures - existing real estate assets	(33,324)	(10,527)
Capital expenditures - non-real estate assets	(5,776)	(7,286)
Proceeds from sale of real estate, net of selling costs	186,651	432,380
Mortgage note receivable repayment	21,748	—
Increase in payables for construction	3,463	31,124
Decrease in investments in unconsolidated real estate entities	192,209	16,788
Net cash used in investing activities	(496,495)	(1,195,011)

Cash flows from financing activities:
Issuance of common stock	340,091	2,874
Dividends paid	(440,632)	(387,658)
Issuance of mortgage notes payable	53,000	71,210
Repayments of mortgage notes payable, including prepayment penalties	(28,718)	(1,789,399)
Settlement of interest rate contract	—	(51,000)
Issuance of unsecured notes	250,000	400,000
Repayment of unsecured notes	(150,000)	(100,000)
Payment of deferred financing costs	(3,414)	(6,093)
Acquisition of joint venture partner equity interest	—	(1,965)
Distributions to DownREIT partnership unitholders	(26)	(24)
Distributions to joint venture and profit-sharing partners	(262)	(238)
Redemption of preferred interest obligation	(6,300)	(33,327)
Net cash provided by (used in) financing activities	13,739	(1,895,620)

Net increase (decrease) in cash and cash equivalents	158,673	(2,620,708)
Cash and cash equivalents, beginning of period	281,355	2,733,618
Cash and cash equivalents, end of period	$440,028	$112,910
Cash paid during the period for interest, net of amount capitalized	$154,653	$137,081

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities:
During the nine months ended September 30, 2014:

•
As described in Note 4, “Equity,” 113,822 shares of common stock were issued as part of the Company's stock based compensation plan, of which 16,209 shares related to the conversion of restricted stock units to restricted shares, and the remaining 97,613 shares valued at $12,605,000 were issued in connection with new stock grants; 1,868 shares valued at $250,000 were issued through the Company’s dividend reinvestment plan; 53,983 shares valued at $4,701,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 200 restricted shares as well as restricted stock units with an aggregate value of $1,826,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common dividends declared but not paid totaled $153,125,000.

•
The Company recorded a decrease of $4,088,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•	The Company reclassified $4,557,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company derecognized $17,816,000 in noncontrolling interest in conjunction with the deconsolidation of a Fund I subsidiary.
During the nine months ended September 30, 2013:

•
The Company issued 14,889,706 shares of common stock valued at $1,875,210,000 as partial consideration for the Archstone Acquisition (as defined in this Form 10-Q); 123,977 shares of common stock valued at $16,019,000 were issued in connection with stock grants; 1,465 shares valued at $200,000 were issued through the Company’s dividend reinvestment plan; 44,750 shares valued at $5,706,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 5,214 shares and options valued at $780,000 previously issued in connection with employee compensation were forfeited. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

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
At September 30, 2014, the Company owned or held a direct or indirect ownership interest in 247 operating apartment communities containing 73,182 apartment homes in 11 states and the District of Columbia, of which six communities containing 2,094 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 27 communities under construction that are expected to contain an aggregate of 9,151 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 39 communities that, if developed as expected, will contain an estimated 10,707 apartment homes.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2013 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
Capitalized terms used without definition have meanings provided elsewhere in this Form 10-Q.
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

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Basic and diluted shares outstanding

Weighted average common shares - basic	131,330,078	129,208,839	130,165,873	126,057,793

Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500

Effect of dilutive securities (1)	568,417	—	554,627	411,821

Weighted average common shares - diluted	131,905,995	129,216,339	130,728,000	126,477,114

Calculation of Earnings per Share - basic

Net income (loss) attributable to common stockholders	$241,100	$(10,715)	$540,929	$100,929
Net income (loss) allocated to unvested restricted shares	(366)	16	(858)	(166)
Net income (loss) attributable to common stockholders, adjusted	$240,734	$(10,699)	$540,071	$100,763

Weighted average common shares - basic	131,330,078	129,208,839	130,165,873	126,057,793

Earnings (loss) per common share - basic	$1.83	$(0.08)	$4.15	$0.80

Calculation of Earnings per Share - diluted

Net income (loss) attributable to common stockholders	$241,100	$(10,715)	$540,929	$100,929
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	9	8	26	24

Adjusted net income (loss) available to common stockholders	$241,109	$(10,707)	$540,955	$100,953

Weighted average common shares - diluted	131,905,995	129,216,339	130,728,000	126,477,114

Earnings (loss) per common share - diluted	$1.83	$(0.08)	$4.14	$0.80

____________________________
(1) Securities considered antidilutive for the three months ended September 30, 2013 due to the Company's recognition of a net loss.
Certain options to purchase shares of common stock in the amounts of 1,499 and 605,899 were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the respective quarters.
The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at September 30, 2014 is based on the average forfeiture activity over a period equal to the estimated life of the stock options, and was 1.4%. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2014 or 2013.
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
2.  Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $15,989,000 and $17,205,000 for the three months ended September 30, 2014 and 2013, respectively, and $54,294,000 and $47,168,000 for the nine months ended September 30, 2014 and 2013, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of September 30, 2014 and December 31, 2013, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2014 and December 31, 2013, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 7, “Real Estate Disposition Activities”).

	9/30/2014	12/31/2013

Fixed rate unsecured notes (1)	$2,450,000	$2,600,000
Term Loan	250,000	—
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,405,000	2,418,389
Variable rate mortgage notes payable - conventional and tax-exempt	1,048,118	1,011,609

Total mortgage notes payable and unsecured notes	6,153,118	6,029,998

Credit Facility	—	—

Total mortgage notes payable, unsecured notes and Credit Facility	$6,153,118	$6,029,998
_____________________________________

(1)
Balances at September 30, 2014 and December 31, 2013 exclude $4,701 and $5,291 of debt discount, respectively, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)
Balances at September 30, 2014 and December 31, 2013 exclude $93,351 and $120,684 of debt premium, respectively, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2014:

•
In March 2014, the Company entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  At September 30, 2014, the Company had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

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

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the LIBOR rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.05% (1.20% at September 30, 2014), assuming a one month borrowing rate.  The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company’s current credit rating.
The Company had no borrowings outstanding under the Credit Facility and had $52,347,000 and $65,018,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2014 and December 31, 2013, respectively.
In the aggregate, secured notes payable mature at various dates from November 2015 through July 2066, and are secured by certain apartment communities and improved land parcels (with a net carrying value of $4,440,175,000 excluding communities classified as held for sale, as of September 30, 2014).

As of September 30, 2014, the Company has guaranteed approximately $257,970,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes.  The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% at both September 30, 2014 and December 31, 2013.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both September 30, 2014 and December 31, 2013.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2014 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2014	$4,641	$—	$—	—

2015	17,871	586,703	—	—

2016	19,036	16,255	250,000	5.750%

2017	20,257	710,491	250,000	5.700%

2018	19,646	76,930	—	—

2019	7,145	658,475	—	—

2020	6,205	50,824	250,000	6.100%

			400,000	3.625%

2021	5,985	27,844	250,000	3.950%

			250,000	LIBOR + 1.45%

2022	6,352	—	450,000	2.950%

2023	6,596	—	350,000	4.200%

			250,000	2.850%

Thereafter	85,973	1,125,889	—	—

	$199,707	$3,253,411	$2,700,000

The Company was in compliance at September 30, 2014 with certain customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed-rate unsecured notes.

4.  Equity
The following summarizes the changes in equity for the nine months ended September 30, 2014 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders’ equity	Noncontrolling interests	Total equity

Balance at December 31, 2013	$1,294	$8,988,723	$(345,254)	$(48,631)	$8,596,132	$3,595	$8,599,727

Net income attributable to common stockholders	—	—	540,929	—	540,929	—	540,929
Cash flow hedge loss reclassified to earnings	—	—	—	4,557	4,557	—	4,557
Change in redemption value of redeemable noncontrolling interest	—	—	4,088	—	4,088	—	4,088
Noncontrolling interests income allocation	—	—	—	—	—	14,221	14,221
Noncontrolling interests derecognition	—	—	—	—	—	(17,816)	(17,816)
Dividends declared to common stockholders	—	—	(455,531)	—	(455,531)	—	(455,531)
Issuance of common stock, net of withholdings	26	334,207	(394)	—	333,839	—	333,839
Amortization of deferred compensation	—	21,268	—	—	21,268	—	21,268

Balance at September 30, 2014	$1,320	$9,344,198	$(256,162)	$(44,074)	$9,045,282	$—	$9,045,282
As of September 30, 2014 and December 31, 2013, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.
During the nine months ended September 30, 2014, the Company:
(i)                                     issued 2,069,538 common shares through public offerings under CEP III, discussed below;
(ii) issued 454,728 common shares in connection with stock options exercised;
(iii)         issued 1,868 common shares through the Company’s dividend reinvestment plan;
(iv)                              issued 113,822 common shares in connection with stock grants and the conversion of restricted stock units to restricted shares;
(v)                               issued 4,367 common shares through the Employee Stock Purchase Program;
(vi)                          withheld 53,983 common shares to satisfy employees’ tax withholding and other liabilities; and
(vii)        canceled 200 shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option and restricted stock grants during the nine months ended September 30, 2014 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2014, and will not be reflected until earned as compensation cost.
In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company may sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period.  Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold.  During the three and nine months ended September 30, 2014, the Company sold 650,579 and 2,069,538 shares at an average sales price of $153.68 and $144.95 per share, for net proceeds of $98,481,000 and $295,465,000, respectively. As of September 30, 2014, the Company had $346,304,000 of shares remaining authorized for issuance under this program.
On September 9, 2014, based on a market closing price of $155.83 per share on that date, the Company entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts. The sales price and proceeds achieved by the Company will be determined on the date or dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. The Company generally has the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby the Company will either pay or receive the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement, or (iii) net share settlement, whereby the Company will either receive or issue shares of its common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price and the weighted average market price would in both cases by determined under the applicable terms of the forward contract. Under either of the net settlement provisions, the Company will pay to the counterparty either cash or shares of its common stock when the weighted average market price of its common stock at the time of settlement exceeds the forward contract price, and will receive either cash or issue shares of its common stock to the extent that the weighted average market price of its common stock at the time of settlement is less than the price under the forward contract. Settlement of the forward contract will occur on one or more dates not later than September 8, 2015.

5.  Archstone Acquisition
On February 27, 2013, pursuant to an asset purchase agreement (the “Purchase Agreement”) dated November 26, 2012, by and among the Company, Equity Residential and its operating partnership, ERP Operating Limited Partnership (together, “Equity Residential”), Lehman Brothers Holdings, Inc. (“Lehman,” which term is sometimes used in this report to refer to Lehman Brothers Holdings, Inc., and/or its relevant subsidiary or subsidiaries), and Archstone Enterprise LP (“Archstone,” which has since changed its name to Jupiter Enterprise LP), the Company, together with Equity Residential, acquired, directly or indirectly, all of Archstone’s assets, including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown, with certain limited exceptions.
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
During the nine months ended September 30, 2013, the Company recognized $82,544,000 in acquisition related expenses associated with the Archstone Acquisition, with $37,295,000 reported as a component of equity in income (loss) of unconsolidated real estate entities, and the balance in expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income.
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

•
the assumption of consolidated indebtedness with a fair value of approximately $3,732,980,000, as of February 27, 2013, consisting of $3,512,202,000 principal amount of consolidated indebtedness and $220,777,000 representing the amount by which fair value of the aforementioned debt exceeded the principal face value, $70,479,000 of which excess related to debt the Company repaid concurrent with the Archstone Acquisition;

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

The following table presents information for assets acquired in the Archstone Acquisition that are included in the Company’s Condensed Consolidated Statement of Comprehensive Income from the closing date of the acquisition, February 27, 2013, through September 30, 2013 (in thousands):

For the period including February 28, 2013 through September 30, 2013
Revenues	$246,969
Loss attributable to common shareholders (1)	$(128,542)
________________________________________
(1) Amounts exclude acquisition costs for the Archstone Acquisition.
Pro Forma Information
The following table presents the Company’s supplemental consolidated pro forma information for the nine months ended September 30, 2013, as if the acquisition had occurred on January 1, 2012 (unaudited) (in thousands):

For the nine months ended September 30, 2013
Revenues	$1,152,418
Income from continuing operations	$242,647
Earnings per common share - diluted (from continuing operations)	$1.87
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
6.  Investments in Real Estate Entities
Investment in unconsolidated real estate entities
As of September 30, 2014, the Company had investments in seven unconsolidated real estate entities, excluding an interest in the Residual JV (as defined in this Form 10-Q), with ownership interest percentages ranging from 15.2% to 31.3%. As discussed below, two of these entities disposed of their investments in real estate during the nine months ended September 30, 2014. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.
During the nine months ended September 30, 2014, AvalonBay Value Added Fund I, L.P. ("Fund I") sold its four final apartment communities.

•	Weymouth Place, located in Weymouth, MA, containing 211 apartment homes was sold for $25,750,000. The Company's share of the gain in accordance with GAAP for the disposition was $545,000.

•	South Hills Apartments, located in West Covina, CA, containing 85 apartment homes was sold for $21,800,000. The Company's share of the gain in accordance with GAAP for the disposition was $54,000.

•	The Springs, located in Corona, CA. containing 320 apartment homes was sold for $43,200,000. The Company's share of the gain in accordance with GAAP for the disposition was $2,373,000.

•	Avalon Rutherford Station, located in East Rutherford, NJ, containing 108 homes was sold for $34,250,000. The Company's share of the gain in accordance with GAAP for the disposition was $345,000.

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
Fund I has a term that expires in March 2015.
During the nine months ended September 30, 2014, AvalonBay Value Added Fund II, L.P. ("Fund II") sold two communities.

•	Avalon Bellevue Park, located in Bellevue, WA, containing 220 apartment homes was sold for $58,750,000. The Company's share of the gain in accordance with GAAP for the disposition was $8,450,000.

•	Avalon Fair Oaks, located in Fairfax, VA, containing 491 apartment homes was sold for $108,200,000. The Company's share of the gain in accordance with GAAP for the disposition was $13,174,000.
During the three months ended September 30, 2014, CVP I, LLC, the entity that owned Avalon Chrystie Place, located in New York, NY containing 361 apartment homes and approximately 71,000 square feet of retail space, sold the community for $365,000,000. The Company owned a 20.0% interest in the entity, and its share of the gain in accordance with GAAP for the disposition was $50,478,000. In addition, the Company earned $57,489,000 for its promoted interest in CVP I, LLC, reported in equity in income (loss) of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.
In conjunction with the disposition of these communities, the respective ventures repaid $198,961,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and a write off of deferred financing costs, of which the Company’s portion was approximately $2,339,000 and was reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, during the three months ended September 30, 2014, Fund II repaid an outstanding mortgage note at par in the amount of $42,023,000, in advance of its November 2014 maturity date.

As of September 30, 2014, the Residual JV completed the disposition of substantially all of its direct and indirect interests in German multifamily real estate assets and the associated property management company.  The Company’s proportionate share of income from the Residual JV (including from gains from dispositions) from its interests in German multifamily real estate assets was $7,548,000 for the nine months ended September 30, 2014, recorded as a component of equity in income (loss) of unconsolidated real estate entities in the Condensed Consolidated Statements of Comprehensive Income. The Company received proceeds of $8,249,000 and $51,361,000, respectively, during the three and nine months ended September 30, 2014 from the Residual JV, for its proportionate share of the proceeds from operations and the dispositions of the venture's interest in German multifamily real estate assets.
The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	9/30/2014	12/31/2013
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,624,119	$1,905,005
Other assets	92,521	164,183

Total assets	$1,716,640	$2,069,188

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$982,246	$1,251,067
Other liabilities	34,846	32,257
Partners’ capital	699,548	785,864

Total liabilities and partners’ capital	$1,716,640	$2,069,188

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
	(unaudited)		(unaudited)

Rental and other income	$49,388	$56,613	$154,034	$157,938
Operating and other expenses	(19,989)	(22,915)	(61,680)	(63,731)
Gain on sale of communities	327,539	5,395	333,221	70,662
Interest expense, net	(22,922)	(15,376)	(50,335)	(46,474)
Depreciation expense	(11,934)	(15,668)	(40,214)	(46,602)
Net income	$322,082	$8,049	$335,026	$71,793
In conjunction with the formation of Fund I and Fund II, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $4,108,000 at September 30, 2014 and $5,439,000 at December 31, 2013 of the respective investment balances.
As part of the formation of Fund II, the Company provided a guarantee to one of the limited partners that provides if, upon final liquidation of Fund II, the total amount of all distributions to the guaranteed partner during the life of Fund II (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $8,910,000 for Fund II as of September 30, 2014).  As of September 30, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under, this guarantee, both at inception and as of September 30, 2014, was not significant and therefore the Company has not recorded any obligation for this guarantee as of September 30, 2014.
Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital.  Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense.  The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $407,000 and $351,000 for the three months ended September 30, 2014 and 2013, respectively, and $3,138,000 and $792,000 for the nine months ended September 30, 2014 and 2013. Amounts for the three and nine months ended September 30, 2013 do not include costs associated with the Archstone Acquisition. For further discussion of these costs, see Note 5, “Archstone Acquisition.” These costs are included in expensed acquisition, development, and other pursuit costs on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.
The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and nine months ended September 30, 2014 and 2013.
The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land.  The Company did not recognize any impairment charges on its investment in land for the three and nine months ended September 30, 2014 and 2013.

The Company also evaluates its unconsolidated investments for impairment, considering both the carrying value of the investment, estimated as the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated at their current GAAP basis, as well as the Company’s proportionate share of any impairment of assets held by unconsolidated investments. There were no impairment losses recognized by any of the Company’s investments in unconsolidated entities during the three and nine months ended September 30, 2014 and 2013, respectively.

7.  Real Estate Disposition Activities
During the nine months ended September 30, 2014, the Company sold three wholly-owned operating communities.

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
The operations for any real estate assets sold from January 1, 2013 through September 30, 2014 (which includes Avalon Valley) and which were classified as held for sale and discontinued operations as of and for the period ended December 31, 2013, and thus not subject to the new guidance for discontinued operations presentation and disclosure, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.
The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
	(unaudited)		(unaudited)

Rental income	$—	$11,114	$579	$37,040
Operating and other expenses	—	(3,516)	(269)	(10,996)
Depreciation expense	—	(2,535)	—	(13,154)
Income from discontinued operations	$—	$5,063	$310	$12,890
During the nine months ended September 30, 2014, Fund I sold The Springs, which was consolidated for financial reporting purposes, as discussed in Note 6, "Investments in Real Estate Entities."
At September 30, 2014, the Company had one real estate asset that qualified as held for sale.

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
A reconciliation of NOI to net income for the three and nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Net income	$241,001	$(10,885)	$554,801	$100,681
Indirect operating expenses, net of corporate income	13,173	10,780	36,333	30,673
Investments and investment management expense	1,079	1,043	3,195	3,154
Expensed acquisition, development and other pursuit costs	406	2,176	3,139	46,041
Interest expense, net (1)	46,376	43,945	132,631	127,772
Loss on extinguishment of debt, net	—	—	412	—
Loss on interest rate contract	—	53,484	—	51,000
General and administrative expense	11,290	9,878	30,745	31,262
Equity in (income) loss of unconsolidated real estate entities	(130,592)	(3,260)	(143,527)	16,244
Depreciation expense (1)	111,836	159,873	328,598	455,410
Gain on sale of real estate assets	—	—	(60,945)	(240)
Gain on sale of discontinued operations	—	—	(37,869)	(118,173)
Income from discontinued operations	—	(5,063)	(310)	(12,890)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(1,216)	(3,535)	(8,373)	(9,587)
Net operating income	$293,353	$258,436	$838,830	$721,347
__________________________________
(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.
The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$2,238	$5,871	$13,809	$15,659
Operating expenses real estate assets sold or held for sale, not classified as discontinued operations	(1,022)	(2,336)	(5,436)	(6,072)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$1,216	$3,535	$8,373	$9,587
The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at either the beginning of the given calendar year, or April 1, 2014, when the Company updated its operating segments. Therefore, each year the composition of communities within each business segment is adjusted.  Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2014 and 2013 has been adjusted to exclude amounts for the real estate assets that were both sold between January 1, 2013 and September 30, 2014, or qualified as held for sale as of September 30, 2014, as described in Note 7, “Real Estate Disposition Activities.”

	For the three months ended			For the nine months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended September 30, 2014 (2)

Established
New England	$49,227	$31,858	4.6%	$140,891	$89,693	0.7%	$1,427,605
Metro NY/NJ	96,112	67,255	3.9%	237,732	165,867	2.4%	2,376,493
Mid-Atlantic	47,122	32,284	(2.2)%	73,964	51,947	(3.3)%	645,872
Pacific Northwest	16,744	11,668	9.4%	40,437	28,104	6.3%	499,611
Northern California	64,120	48,805	12.2%	129,560	99,030	7.8%	1,401,286
Southern California	63,126	41,655	6.8%	103,919	71,054	4.5%	1,224,729
Total Established	336,451	233,525	5.5%	726,503	505,695	3.0%	7,575,596

Other Stabilized	45,023	31,838	N/A	370,627	255,085	N/A	6,008,289
Development / Redevelopment	44,310	27,990	N/A	125,215	78,050	N/A	3,639,770
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	176,484
Non-allocated (3)	2,503	N/A	N/A	8,253	N/A	N/A	43,215

Total	$428,287	$293,353	13.5%	$1,230,598	$838,830	16.3%	$17,443,354

For the period ended September 30, 2013

Established
New England	$42,853	$27,221	(0.6)%	$126,239	$81,882	2.1%	$1,286,876
Metro NY/NJ	63,103	43,327	3.4%	186,897	129,215	4.6%	1,919,151
Mid-Atlantic	25,262	17,652	(1.0)%	75,608	54,169	1.1%	632,102
Pacific Northwest	11,773	7,752	1.7%	34,752	23,539	7.4%	443,812
Northern California	35,850	28,009	15.3%	104,794	79,914	13.1%	1,232,724
Southern California	30,001	20,165	4.7%	88,873	60,640	5.7%	1,057,512
Total Established	208,842	144,126	4.2%	617,163	429,359	5.4%	6,572,177

Other Stabilized	139,093	92,856	N/A	348,028	237,846	N/A	6,539,176
Development / Redevelopment	32,369	21,454	N/A	79,704	54,142	N/A	2,676,384
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	282,285
Non-allocated (3)	3,014	N/A	N/A	8,198	N/A	N/A	47,921

Total	$383,318	$258,436	49.3%	$1,053,093	$721,347	45.4%	$16,117,943
__________________________________

(1)	Does not include gross real estate assets held for sale of $87,393 and $654,729 as of September 30, 2014 and 2013, respectively.

(2)
Results for the three months ended September 30, 2014 reflect the operating segments updated as of April 1, 2014, which include most stabilized communities acquired as part of the Archstone Acquisition in the Established Communities segment. Results for the nine months ended September 30, 2014 reflect the operating segments determined as of January 1, 2014, which include stabilized communities acquired as part of the Archstone Acquisition in the Other Stabilized segment.

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

9.  Stock-Based Compensation Plans
Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share

Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19
Exercised	(144,750)	116.06	(309,978)	97.00
Forfeited	(4,052)	131.05	(76,381)	142.66
Options Outstanding, September 30, 2014	352,766	$122.58	305,167	$106.39
Options Exercisable September 30, 2014	197,931	$116.93	305,167	$106.39
The Company granted 131,980 restricted stock units net of forfeitures, with an estimated aggregate compensation cost of $15,522,000, as part of its stock-based compensation plan, during the nine months ended September 30, 2014. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 58,206 restricted stock units and financial metrics related to operating performance and leverage metrics of the Company for 73,774 restricted stock units. For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $128.97; dividend yield of approximately 3.6%; estimated volatility figures ranging from 17.6% to 18.6% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.04% to 0.72%, resulting in an average estimated fair value per restricted stock unit of $103.20. For the portion of the grant for which the award is determined by financial metrics, the estimated compensation cost was based on the baseline share value of $128.97 and the Company's estimate of corporate achievement for the financial metrics.

During the nine months ended September 30, 2014, the Company also issued 113,822 shares of restricted stock, of which 16,209 shares related to the conversion of restricted stock units to restricted shares, and the remaining 97,613 shares were new grants with a fair value of $12,605,000.

At September 30, 2014, the Company had 190,589 outstanding unvested restricted shares granted under the Company's equity compensation plans. Restricted stock vesting during the nine months ended September 30, 2014 totaled 97,346 shares of which 4,622 shares related to the conversion of restricted stock units and 92,724 shares related to restricted stock awards which had fair values at the grant date ranging from $74.20 to $149.05 per share. The total grant date fair value of shares vested under restricted stock awards was $11,143,000 and $13,857,000 for the nine months ended September 30, 2014 and 2013, respectively.

Total employee stock-based compensation cost recognized in income was $9,897,000 and $16,768,000 for the nine months ended September 30, 2014 and 2013, respectively, and total capitalized stock-based compensation cost was $4,635,000 and $5,911,000 for the nine months ended September 30, 2014 and 2013, respectively.  At September 30, 2014, there was a total unrecognized compensation cost of $1,483,000 for unvested stock options and $22,681,000 for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options, and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 1.2 years and 3.7 years, respectively.

10.  Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $2,503,000 and $3,014,000 during the three months ended September 30, 2014 and 2013, respectively, and $8,253,000 and $8,198,000 during the nine months ended September 30, 2014 and 2013, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $5,458,000 and $7,004,000 as of September 30, 2014 and December 31, 2013, respectively.
Director Compensation
The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $250,000 in both the three months ended September 30, 2014 and 2013, and $750,000 and $743,000, in the nine months ended September 30, 2014 and 2013, respectively, as a component of general and administrative expense.  Deferred compensation relating to restricted stock grants and deferred stock awards to non-employee directors was $667,000 and $417,000 on September 30, 2014 and December 31, 2013, respectively.
11.  Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Hedge ineffectiveness did not have a material impact on earnings of the Company for the three months ended September 30, 2014, or any prior period, and the Company does not anticipate that it will have a material effect in the future.
The following table summarizes the consolidated Hedging Derivatives at September 30, 2014, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$606,274	$171,302
Weighted average interest rate (1)	1.7%	2.5%
Weighted average capped interest rate	5.9%	5.1%
Earliest maturity date	Jan 2015	Apr 2015
Latest maturity date	Aug 2018	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at September 30, 2014. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended at September 30, 2014 were not material. Excluding the forward interest rate protection agreement discussed further below, fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2013 were not material. During the three and nine months ended September 30, 2014, the Company reclassified $1,546,000 and $4,557,000, respectively, of deferred losses from accumulated other comprehensive income as a component of interest expense, net. During the three and nine months ended September 30, 2013, the Company reclassified $54,948,000 and $57,913,000 of deferred losses from accumulated other comprehensive income as a charge to earnings, primarily associated with the forward interest rate protection agreement discussed below.  The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive income into earnings within the next 12 months to offset the variability of cash flows of the hedged items during this period.
In 2013, the Company was party to a $215,000,000 forward interest rate protection agreement, which was entered into in 2011 to reduce the impact of variability in interest rates on a portion of its expected debt issuance activity in 2013. The Company settled this position at its maturity in May 2013 with a payment to the counterparty of $51,000,000, the fair value at the time of settlement. Based on changes in the Company’s capital markets outlook for 2013, the Company deemed it was probable that it would not issue the anticipated debt for which the interest rate protection agreement was transacted. During the three and nine months ended September 30, 2013, the Company recognized the deferred losses of $53,484,000 and $51,000,000, respectively, for the forward interest rate protection agreement in loss on interest rate contract on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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
Other Financial Instruments
The Company values its unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its notes payable and outstanding amounts under the Credit Facility and Term Loan using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company’s nonperformance risk. The Company has concluded that the value of its notes payable and amounts outstanding under its Credit Facility and Term Loan are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.
Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis
The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	Total Fair Value	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2014	(Level 1)	(Level 2)	(Level 3)

Non-Designated Hedges
Interest Rate Caps	$74	$—	$74	$—
Cash Flow Hedges
Interest Rate Caps	77	—	77	—
Puts	(11,104)	—	—	(11,104)
DownREIT units	(1,057)	(1,057)	—	—
Indebtedness	(6,240,087)	(3,681,609)	(2,558,478)	—
Total	$(6,252,097)	$(3,682,666)	$(2,558,327)	$(11,104)
12.  Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In October 2014, the Company sold Archstone Memorial Heights, located in Houston, TX. Archstone Memorial Heights contains 556 homes and was sold for $105,500,000.

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
Third Quarter 2014 Highlights
We continued to experience favorable operating performance in the third quarter of 2014:

•
Net income attributable to common stockholders for the three months ended September 30, 2014 was $241,100,000, an increase of $251,815,000, over the prior year period.  The increase is primarily attributable to an increase in income from unconsolidated real estate entities resulting from the gains on sales of communities in various ventures, including the Company’s promoted interests, increased NOI from newly developed and operating communities, losses on an interest rate contract in the prior year period not present in 2014, and a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition.

•
For the quarter ended September 30, 2014, Established Communities NOI, which includes communities acquired as part of the Archstone Acquisition, increased by $12,128,000, or 5.5%, over the prior year period. This increase was primarily driven by an increase in rental revenue of 3.7%, partially offset by an increase in operating expenses of 0.1% as compared to the prior year period.

The Company's overall increase in revenues was driven by both favorable operating performance from our stabilized operating communities and strong leasing activity for new development, which we expect to continue for the balance of 2014.

During the three months ended September 30, 2014, we completed the construction of eight communities with an aggregate of 1,595 apartment homes for a total capitalized cost of $465,700,000. We also started construction of three communities expected to contain 1,165 apartment homes with an expected aggregate total capitalized cost of $438,600,000. At September 30, 2014, 27 communities were under construction with a projected total capitalized cost of approximately $3,204,000,000.  In addition, as of September 30, 2014, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 39 apartment communities that, if developed as expected, will contain an estimated 10,707 apartment homes, and will be developed for an aggregate total capitalized cost of $2,925,000,000, a decline of $320,000,000 from our position as of June 30, 2014.
At September 30, 2014, there were six communities under redevelopment, with an expected investment of approximately $84,100,000, excluding costs incurred prior to the start of redevelopment.
During the three months ended September 30, 2014, three of the Company's joint ventures sold operating communities.

•
CVP I, LLC, the entity that owned Avalon Chrystie Place, located in New York, NY containing 361 apartment homes and approximately 71,000 square feet of retail space, sold the community for $365,000,000. We own a 20.0% interest in the entity, and our share of the gain in accordance with GAAP for the disposition was $50,478,000. In addition, we received $57,489,000 for our promoted interest in CVP I, LLC.

•	Fund I sold its final apartment community containing 108 homes for $34,250,000. Our share of the total gain in accordance with GAAP was $345,000.

•	Fund II sold two communities containing an aggregate of 711 apartment homes for an aggregate sales price of $166,950,000. Our share of the total gain in accordance with GAAP was $21,624,000.

In conjunction with the disposition of these communities, the respective ventures repaid $198,961,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and a write off of deferred financing costs, of which the Company’s portion was approximately $2,339,000, and was reported as a reduction of equity in income of unconsolidated real estate entities. In addition, during the three months ended September 30, 2014, Fund II repaid an outstanding mortgage note at par in the amount of $42,023,000, in advance of its November 2014 maturity date.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets.  We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand, operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity, including shares issuable under the equity forward agreement discussed in this Form 10-Q); the sale of apartment communities; available remaining capacity under the Term Loan, or through the formation of joint ventures.  See the discussion under Liquidity and Capital Resources.
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

The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the nine month periods ended September 30, 2014 and 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2013, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. For the three month periods ended September 30, 2014 and 2013, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of April 1, 2013, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year.  Our Established Communities for the three month periods ended September 30, 2014 and 2013 include most of the stabilized operating communities acquired as part of the Archstone Acquisition. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above.  Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.  Our Other Stabilized Communities for the nine month period ended September 30, 2014 include the stabilized operating communities acquired as part of the Archstone Acquisition.

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

Development Communities are communities that are under construction and for which a certificate or certificates of occupancy for the entire community have not been received.  These communities may be partially complete and operating.
Development Rights are development opportunities in the early phase of the development process for which we either have an option to acquire land or enter into a leasehold interest, for which we are the buyer under a long-term conditional contract to purchase land, where we control the land through a ground lease or own land to develop a new community, or where we are the designated developer in a public-private partnership. We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.
We currently lease our corporate headquarters located in Arlington, Virginia, as well as our other regional and administrative offices under operating leases.

As of September 30, 2014, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	34	7,702
Metro NY/NJ	35	11,825
Mid-Atlantic	23	7,950
Pacific Northwest	13	3,179
Northern California	30	9,229
Southern California	42	11,639
Total Established	177	51,524

Other Stabilized Communities:
New England	10	2,780
Metro NY/NJ	9	2,557
Mid-Atlantic	11	4,041
Pacific Northwest	2	396
Northern California	6	1,471
Southern California	12	4,613
Non Core	3	1,030
Total Other Stabilized	53	16,888

Lease-Up Communities	11	2,676

Redevelopment Communities	6	2,094

Total Current Communities	247	73,182

Development Communities	27	9,151

Development Rights	39	10,707

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2014 and 2013 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9/30/2014	9/30/2013	$ Change	% Change	9/30/2014	9/30/2013	$ Change	% Change

Revenue:
Rental and other income	$428,022	$386,175	$41,847	10.8%	$1,236,154	$1,060,554	$175,600	16.6%
Management, development and other fees	2,503	3,014	(511)	(17.0)%	8,253	8,198	55	0.7%
Total revenue	430,525	389,189	41,336	10.6%	1,244,407	1,068,752	175,655	16.4%

Expenses:
Direct property operating expenses, excluding property taxes	88,412	82,004	6,408	7.8%	256,920	214,490	42,430	19.8%
Property taxes	44,996	42,184	2,812	6.7%	131,920	115,096	16,824	14.6%
Total community operating expenses	133,408	124,188	9,220	7.4%	388,840	329,586	59,254	18.0%

Corporate-level property management and other indirect operating expenses	15,721	13,810	1,911	13.8%	44,697	38,905	5,792	14.9%
Investments and investment management expense	1,079	1,043	36	3.5%	3,195	3,154	41	1.3%
Expensed acquisition, development and other pursuit costs	406	2,176	(1,770)	(81.3)%	3,139	46,041	(42,902)	(93.2)%
Interest expense, net	46,376	43,945	2,431	5.5%	132,631	127,772	4,859	3.8%
Loss on extinguishment of debt, net	—	—	—	—%	412	—	412	100.0%
Loss on interest rate contract	—	53,484	(53,484)	(100.0)%	—	51,000	(51,000)	(100.0)%
Depreciation expense	111,836	159,873	(48,037)	(30.0)%	328,598	455,410	(126,812)	(27.8)%
General and administrative expense	11,290	9,878	1,412	14.3%	30,745	31,262	(517)	(1.7)%
Total other expenses	186,708	284,209	(97,501)	(34.3)%	543,417	753,544	(210,127)	(27.9)%

Equity in income (loss) of unconsolidated real estate entities	130,592	3,260	127,332	N/A (1)	143,527	(16,244)	159,771	N/A (1)
Gain on sale of land	—	—	—	—%	—	240	(240)	(100.0)%
Gain on sale of communities	—	—	—	—%	60,945	—	60,945	100.0%

Income (loss) from continuing operations	241,001	(15,948)	256,949	N/A (1)	516,622	(30,382)	547,004	N/A (1)

Discontinued operations:
Income from discontinued operations	—	5,063	(5,063)	(100.0)%	310	12,890	(12,580)	(97.6)%
Gain on sale of discontinued operations	—	—	—	—%	37,869	118,173	(80,304)	(68.0)%
Total discontinued operations	—	5,063	(5,063)	(100.0)%	38,179	131,063	(92,884)	(70.9)%

Net income (loss)	241,001	(10,885)	251,886	N/A (1)	554,801	100,681	454,120	451.0%

Net loss (income) attributable to noncontrolling interests	99	170	(71)	(41.8)%	(13,872)	248	(14,120)	N/A (1)

Net income (loss) attributable to common stockholders	$241,100	$(10,715)	$251,815	N/A (1)	$540,929	$100,929	$440,000	436.0%
____________________________
(1) Percentage change is not meaningful.

Net income attributable to common stockholders increased $251,815,000 to $241,100,000 for the three months ended September 30, 2014 and $440,000,000 or 436.0% to $540,929,000 for the nine months ended September 30, 2014 from the respective prior year periods.  The increases for the three and nine months ended September 30, 2014 are primarily attributable to an increase in income from unconsolidated real estate entities resulting from the gains on sales of communities in various ventures, including the Company’s promoted interests, increased NOI from newly developed and operating communities, losses on an interest rate contract in the prior year period not present in 2014, and a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition. The increase for the nine months ended September 30, 2014 is also attributable to a decrease in expensed acquisition costs related to the Archstone Acquisition.
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
NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2014 and 2013 to net income for each period are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Net income (loss)	$241,001	$(10,885)	$554,801	$100,681
Indirect operating expenses, net of corporate income	13,173	10,780	36,333	30,673
Investments and investment management expense	1,079	1,043	3,195	3,154
Expensed acquisition, development and other pursuit costs	406	2,176	3,139	46,041
Interest expense, net (1)	46,376	43,945	132,631	127,772
Loss on extinguishment of debt, net	—	—	412	—
Loss on interest rate contract	—	53,484	—	51,000
General and administrative expense	11,290	9,878	30,745	31,262
Equity in (income) loss of unconsolidated real estate entities	(130,592)	(3,260)	(143,527)	16,244
Depreciation expense (1)	111,836	159,873	328,598	455,410
Gain on sale of real estate assets	—	—	(60,945)	(240)
Gain on sale of discontinued operations	—	—	(37,869)	(118,173)
Income from discontinued operations	—	(5,063)	(310)	(12,890)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(1,216)	(3,535)	(8,373)	(9,587)
Net operating income	$293,353	$258,436	$838,830	$721,347
____________________________
(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The NOI changes for the three and nine months ended September 30, 2014, as compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2014 (1)	9/30/2014 (2)

Established Communities	$12,128	$14,625
Other Stabilized Communities	8,186	66,969
Development and Redevelopment Communities	14,603	35,889
Total	$34,917	$117,483
____________________________

(1)	Amounts reflect the community classification effective April 1, 2014, which includes most stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio.

(2)
Amounts reflect the community classification effective January 1, 2014, which includes stabilized communities acquired as part of the Archstone Acquisition in our Other Stabilized Communities portfolio.

The increase in our Established Communities’ NOI for the three months ended September 30, 2014 is due to increased rental rates, partially offset by increased operating expenses. The increase for the nine months ended September 30, 2014 is due to increased rental rates, partially offset by decreased occupancy and increased operating expenses. For the balance of 2014, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses. We expect our operating expenses will continue to increase, but at a moderating rate, resulting in a slowing of the growth in operating expenses over the prior year period during the remainder of the year.
Rental and other income increased in the three and nine months ended September 30, 2014 as compared to the prior year periods due to additional rental income generated from newly developed and acquired communities and an increase in rental rates at our Established Communities.
Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 61,114 apartment homes for the nine months ended September 30, 2014, as compared to 57,670 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,243 for the nine months ended September 30, 2014 as compared to $2,110 in the prior year period.
Established Communities — Rental revenue increased $11,911,000, or 3.7%, for the three months ended September 30, 2014, as compared to the prior year period, due to an increase in average rental rates of 3.7% to $2,270 per apartment home, while economic occupancy remained consistent at 95.7%. Amounts for the three months ended September 30, 2014 reflect the community classification effective April 1, 2014, which includes most of the stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio. Rental revenue increased $26,146,000, or 3.7%, for the nine months ended September 30, 2014, as compared to the prior year period, due to an increase in average rental rates of 3.9% to $2,264 per apartment home, partially offset by a decrease in economic occupancy of 0.2% to 96.0%.  Amounts for the nine months ended September 30, 2014 reflect the community classification effective January 1, 2014, which excludes stabilized communities acquired as part of the Archstone Acquisition. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue.  Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
The Metro New York/New Jersey region accounted for approximately 32.7% of Established Community rental revenue for the nine months ended September 30, 2014, and experienced an increase in rental revenue of 3.3% as compared to the prior year period. Average rental rates increased 3.4% to $2,670 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.4% for the nine months ended September 30, 2014, as compared to the prior year period.  Sequential revenue increased over the prior quarter by 1.4% during the three months ended September 30, 2014. Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, technology, retail, hospitality and education.

The New England region accounted for approximately 19.4% of Established Community rental revenue for the nine months ended September 30, 2014, and experienced an increase in rental revenue of 2.4% as compared to the prior year period. Average rental rates increased 3.0% to $2,197 per apartment home, and were partially offset by a 0.6% decrease in economic occupancy to 95.3% for the nine months ended September 30, 2014, as compared to the prior year period.  Sequential revenue increased from the prior quarter by 2.7% during the three months ended September 30, 2014. Employment growth in the medical, education and technology fields is supporting apartment demand in the Boston metro area. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.
Northern California accounted for approximately 17.8% of Established Community rental revenue for the nine months ended September 30, 2014, and experienced an increase in rental revenue of 7.8% as compared to the prior year period. Average rental rates increased 7.6% to $2,498 per apartment home, and economic occupancy increased 0.2% to 96.4% for the nine months ended September 30, 2014, as compared to the prior year period. The Northern California region also saw the strongest sequential rental revenue growth in our markets, increasing 2.9% during the three months ended September 30, 2014.  While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology sector to continue to fuel demand for apartment homes.
Southern California accounted for approximately 14.3% of Established Community rental revenue for the nine months ended September 30, 2014, and experienced an increase in rental revenue of 4.2% as compared to the prior year period.  Average rental rates increased 4.5% to $1,858 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 96.0% for the nine months ended September 30, 2014, as compared to the prior year period. Sequential revenue increased over the prior quarter by 2.1% during the three months ended September 30, 2014. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results in 2014.
The Mid-Atlantic region accounted for approximately 10.2% of Established Community rental revenue for the nine months ended September 30, 2014, and experienced a decrease in rental revenue of 0.7% as compared to the prior year period.  Average rental rates decreased 0.2% to $1,970 per apartment home, and economic occupancy decreased 0.5% to 95.4% for the nine months ended September 30, 2014, as compared to the prior year period. Sequential revenue increased over the prior quarter by 0.3% for the three months ended September 30, 2014. A combination of elevated levels of new apartment deliveries and muted job growth are expected to challenge the region’s apartment fundamentals for the remainder of 2014.
The Pacific Northwest region accounted for approximately 5.6% of Established Community rental revenue for the nine months ended September 30, 2014, and experienced an increase in rental revenue of 5.8% as compared to the prior year period. Average rental rates increased 6.3% to $1,814 per apartment home, and were partially offset by a 0.5% decrease in economic occupancy to 95.4% for the nine months ended September 30, 2014, as compared to the prior year period. Sequential revenue increased over the prior quarter by 1.8% during the three months ended September 30, 2014. The region’s on-line retail, technology, and manufacturing sectors continue to support growth in the economy and apartment fundamentals.
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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2014 and 2013 (unaudited, dollars in thousands):

	For the three months ended (1)		For the nine months ended (2)
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Rental revenue (GAAP basis)	$335,964	$324,053	$726,055	$699,909
Concessions amortized	743	1,373	1,116	1,150
Concessions granted	(297)	(1,465)	(914)	(528)

Rental revenue adjusted to state concessions on a cash basis	$336,410	$323,961	$726,257	$700,531

Year-over-year % change — GAAP revenue		3.7%		3.7%

Year-over-year % change — cash concession based revenue		3.8%		3.7%
________________________

(1)	Amounts reflect the community classification effective April 1, 2014, which includes most stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio.

(2)
Amounts reflect the community classification effective January 1, 2014, which includes stabilized communities acquired as part of the Archstone Acquisition in our Other Stabilized Communities portfolio.

Management, development and other fees decreased $511,000, or 17.0%, and increased $55,000, or 0.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The decrease for the three months ended September 30, 2014 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II. The increase for the nine months ended September 30, 2014 is primarily due to increased property and asset management fees related to the Archstone Acquisition and related private real estate investment management funds (Archstone Multifamily Partners AC LP, the "U.S. Fund", and Multifamily Partners AC JV LP, the "AC JV"), partially offset by lower property and asset management fees earned as a result of dispositions from Fund I and Fund II.
Direct property operating expenses, excluding property taxes increased $6,408,000, or 7.8%, and $42,430,000, or 19.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increase for the three months ended September 30, 2014 is primarily due to the addition of newly developed apartment communities. The increase for the nine months ended September 30, 2014 is primarily due to the addition of communities acquired in the Archstone Acquisition as well as newly developed apartment communities.
For Established Communities, direct property operating expenses, excluding property taxes, decreased $460,000, or 0.7%, and increased $6,654,000, or 4.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The decrease for the three months ended September 30, 2014 is primarily due to decreased office operations and marketing costs, partially offset by increased repairs and maintenance and payroll costs. The increase for the nine months ended September 30, 2014 is primarily due to increased repairs and maintenance, utilities and payroll costs.
Property taxes increased $2,812,000, or 6.7%, and $16,824,000, or 14.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increase for the three months ended September 30, 2014 is primarily due to the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio. The increase for the nine months ended September 30, 2014 is primarily due to the net impact of the communities acquired in the Archstone Acquisition as well as the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio, partially offset by reductions in expected supplemental billings related to communities acquired as part of the Archstone Acquisition.

For Established Communities, property taxes increased $523,000, or 1.5%, and increased $4,927,000, or 7.1%, for the three and nine months ended September 30, 2014 respectively, as compared to the prior year periods. The increase for the three months ended September 30, 2014 is primarily due to higher rates and assessments, partially offset by reductions and successful appeals. The increase for the nine months ended September 30, 2014 is primarily due to higher rates and assessments, as well as refunds received in the prior year period in excess of the current year period. We expect property taxes to continue to increase for the balance of 2014 over 2013. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.
Corporate-level property management and other indirect operating expenses increased $1,911,000, or 13.8%, and $5,792,000, or 14.9%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, primarily due to an increase in compensation related costs, coupled with increased activities related to re-branding and corporate initiatives. The increase for the nine months ended September 30, 2014 is also due to an increase in the number of associates as a result of the Archstone Acquisition.
Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased during the three and nine months ended September 30, 2014 as compared to the prior year periods, primarily due to the timing of costs associated with the acquisition of the Archstone communities in 2013.
Interest expense, net increased $2,431,000, or 5.5%, and $4,859,000, or 3.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the premium on debt, and interest income.  The increase for the three months ended September 30, 2014 is due to both a decrease in capitalized interest and increased secured debt outstanding, including amounts assumed in the Archstone Acquisition. The increase for the nine months ended September 30, 2014 is due to increased secured debt outstanding, partially offset by an increase in capitalized interest related to our increased development activity.
Loss on the extinguishment of debt, net reflects prepayment penalties, the expensing of deferred financing costs from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale.

Loss on interest rate contract reflects the loss recorded by the Company related to the forward interest rate protection agreement that matured in May 2013. Based on changes in the Company’s capital markets outlook at September 30, 2013, the Company deemed it was probable that it would not issue the anticipated debt for which the interest rate protection agreement was transacted.

Depreciation expense decreased $48,037,000, or 30.0%, and $126,812,000, or 27.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, primarily due to the impact of amortization for lease intangibles in 2013 not present in 2014, from communities acquired as part of the Archstone Acquisition.
General and administrative expense (“G&A”) increased $1,412,000, or 14.3%, and decreased $517,000, or 1.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increase for the three months ended September 30, 2014 from the prior year period is due to an increase in compensation expense. The decrease for the nine months ended September 30, 2014 is primarily due to legal recoveries in 2014 not present in the prior year period, partially offset by an increase in compensation expense.
Equity in income (loss) of unconsolidated real estate entities increased $127,332,000 and $159,771,000 for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increases are a result of gains on the sales of communities in various ventures, including the Company's promoted interests, coupled with certain expensed transaction costs associated with the Archstone Acquisition that were incurred in 2013 through the unconsolidated joint venture entities owned with Equity Residential that were not present in the three and nine months ended September 30, 2014.
Gain on sale of communities remained consistent for the three months ended September 30, 2014 and increased for the nine months ended September 30, 2014, as compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations. As compared with gain on sale of discontinued operations, gain on sale of communities remained consistent for the three months ended September 30, 2014, and decreased for the nine months ended September 30, 2014.
Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2013 through September 30, 2014. The decreases in the three and nine months ended September 30, 2014, as compared to the prior year period, are due to the change in accounting guidance for discontinued operations with individual community dispositions no longer classified as such.
Gain on sale of discontinued operations remained consistent for the three months ended September 30, 2014 and decreased for the nine months ended September 30, 2014, as compared to the prior year periods. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations. As compared with gain on sale of communities, gain on sale of discontinued operations remained consistent for the three months ended September 30, 2014, and decreased for the nine months ended September 30, 2014.
Net (income) loss attributable to noncontrolling interests for the three and nine months ended September 30, 2014 resulted in an allocation of loss of $99,000 and income of $13,872,000, respectively, as compared to an allocation of loss of $170,000 and $248,000 for the three and nine months ended September 30, 2013. The nine months ended September 30, 2014 include our joint venture partners' 84.8% interest in the gain on the sale of a Fund I community that was consolidated for financial reporting purposes, in the amount of $14,132,000.

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
The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share data):

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013

Net income (loss) attributable to common stockholders	$241,100	$(10,715)	$540,929	$100,929
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	113,558	164,756	334,177	476,202
Distributions to noncontrolling interests, including discontinued operations	9	8	26	24
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(72,446)	(688)	(72,897)	(11,512)
Gain on sale of previously depreciated real estate assets (1)	—	—	(84,682)	(118,173)
FFO attributable to common stockholders	$282,221	$153,361	$717,553	$447,470

Weighted average common shares outstanding - diluted	131,905,995	129,620,138	130,728,000	126,477,114
EPS per common share - diluted (2)	$1.83	$(0.08)	$4.14	$0.80
FFO per common share - diluted	$2.14	$1.18	$5.49	$3.54
____________________________
(1) Amount for the nine months ended September 30, 2014 includes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.
(2) EPS per common share - diluted for the three months ended September 30, 2013 is computed using weighted average basic shares and participating units outstanding of 129,401,567.
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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Net cash provided by operating activities	$231,718	$202,712	$641,429	$469,923
Net cash used in investing activities	$(184,979)	$(310,661)	$(496,495)	$(1,195,011)
Net cash provided by (used in) financing activities	$(32,452)	$109,712	$13,739	$(1,895,620)
Liquidity and Capital Resources
We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses.
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
Unrestricted cash and cash equivalents totaled $440,028,000 at September 30, 2014, an increase of $158,673,000 from $281,355,000 at December 31, 2013.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $641,429,000 for the nine months ended September 30, 2014 from $469,923,000 for the nine months ended September 30, 2013. The change was driven primarily by increased NOI from existing and newly developed communities, a decrease in acquisition costs, and the timing of payments of corporate obligations.
Investing Activities — Net cash used in investing activities of $496,495,000 for the nine months ended September 30, 2014 related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions and distributions from unconsolidated joint ventures. During the nine months ended September 30, 2014, we invested $900,566,000 in the following:

•	we invested approximately $861,466,000 in the development and redevelopment of communities; and

•	we had capital expenditures of $39,100,000 for our operating communities and non-real estate assets.
Financing Activities — Net cash provided by financing activities totaled $13,739,000 for the nine months ended September 30, 2014.  The net cash provided is due to borrowing $250,000,000 on the Term Loan and the issuance of common stock in the amount of $340,091,000, partially offset by the payment of cash dividends in the amount of $440,632,000 and the repayment of unsecured notes in the amount of $150,000,000.

Variable Rate Unsecured Credit Facility
The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.21% at October 31, 2014 assuming a one month borrowing rate).  The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).
We did not have any borrowings outstanding under the Credit Facility and had $51,497,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2014.
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
We were in compliance with these covenants at September 30, 2014.
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
Continuous Equity Program (CEP)
In August 2012, we commenced a third continuous equity program (“CEP III”), under which we may sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. During the three and nine months ended September 30, 2014, we sold 650,579 and 2,069,538 shares at an average sales price of $153.68 and $144.95 per share, for net proceeds of $98,481,000 and $295,465,000, respectively. As of October 31, 2014, we had $346,304,000 of shares remaining authorized for issuance under this program.
Forward Equity Contract

On September 9, 2014, based on a market closing price of $155.83 per share on that date, we entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts. The sales price and proceeds achieved will be determined on the date or dates of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. We generally have the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the forward contract price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price and the weighted average market price would in both cases by determined under the applicable terms of the forward contract. Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the forward contract price, and will receive either cash or issue shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the forward contract. Settlement of the forward contract will occur on one or more dates not later than September 8, 2015.

Future Financing and Capital Needs — Debt Maturities
One of our principal long-term liquidity needs is the repayment of long-term debt at maturity.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility or Term Loan. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory.
The following debt activity occurred during the nine months ended September 30, 2014:

•
In March 2014, we entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  At September 30, 2014, we had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

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

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2014 and December 31, 2013 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have any equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding			Scheduled Maturities
Community				12/31/2013	9/30/2014		2014	2015	2016	2017	2018	Thereafter
Tax-exempt bonds (4)
Fixed rate
Eaves Washingtonian Center I	7.84%	May-2027		$8,401	$8,111		$100	$419	$449	$482	$517	$6,144
Avalon Oaks	7.50%	Feb-2041		16,094	15,940		53	222	238	255	276	14,896
Avalon Oaks West	7.54%	Apr-2043		16,032	15,894		47	198	211	225	241	14,972
Avalon at Chestnut Hill	6.15%	Oct-2047		39,979	39,656		111	457	482	509	536	37,561
Avalon Westbury	4.13%	Apr-2022	(5)	62,200	62,200		—	—	—	—	—	62,200
				142,706	141,801		311	1,296	1,380	1,471	1,570	135,773

Variable rate (2)
Avalon at Mountain View	0.78%	Feb-2017		18,300	18,300	(3)	—	—	—	18,300	—	—
Avalon at Mission Viejo	1.22%	Jun-2025	(5)	7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.15%	Jun-2025		20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.47%	Jun-2025		38,800	38,800	(3)	—	—	—	—	—	38,800
Eaves Pacifica	1.48%	Jun-2025		17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.02%	Nov-2037		93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.51%	Jul-2040		45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.37%	Jul-2018	(5)	116,000	116,000	(7)	—	—	—	—	—	116,000
Avalon Walnut Creek	1.37%	Jul-2018	(5)	10,000	10,000	(7)	—	—	—	—	—	10,000
Avalon Morningside Park	1.57%	Jul-2017	(5)	100,000	100,000	(6)	—	—	—	—	—	100,000
Avalon Clinton North	1.72%	Nov-2038		147,000	147,000	(3)	—	—	—	—	—	147,000

Avalon Clinton South	1.72%	Nov-2038	121,500	121,500	(3)	—	—	—	—	—	121,500
Avalon Midtown West	1.63%	May-2029	100,500	100,500	(3)	—	—	—	—	—	100,500
Avalon San Bruno	1.69%	Dec-2037	64,450	64,450	(3)	—	—	—	—	—	64,450
Avalon Calabasas	1.70%	Apr-2028	44,410	44,410	(3)	—	—	—	—	128	44,282
			945,795	945,795		—	—	—	18,300	128	927,367
Conventional loans (4)
Fixed rate
$150 Million unsecured notes	—%	Apr-2014	150,000	—		—	—	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016	250,000	250,000		—	—	250,000	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017	250,000	250,000		—	—	—	250,000	—	—
$250 Million unsecured notes	6.19%	Mar-2020	250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021	250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022	450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023	250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020	400,000	400,000		—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023	350,000	350,000		—	—	—	—	—	350,000
Avalon Orchards	7.79%	Jul-2033	17,530	17,204		112	470	503	539	577	15,003
Avalon Darien	6.22%	Dec-2015	48,484	47,901	(8)	203	47,698	—	—	—	—
AVA Stamford	6.13%	Dec-2015	58,385	57,672	(8)	249	57,423	—	—	—	—
Avalon Walnut Creek	4.31%	Jul-2066	3,042	3,042		—	—	—	—	—	3,042
Avalon Shrewsbury	5.92%	May-2019	20,464	20,249		48	307	323	346	367	18,858
Eaves Trumbull	5.93%	May-2019	40,018	39,599		147	601	631	676	717	36,827
Avalon at Stamford Harbor	5.93%	May-2019	63,624	62,957		233	955	1,003	1,075	1,140	58,551
Avalon Freehold	5.95%	May-2019	35,475	35,103		130	532	559	599	636	32,647
Avalon Run East	5.94%	May-2019	38,013	37,614		139	571	599	642	681	34,982
Eaves Nanuet	6.06%	May-2019	64,149	63,476		234	963	1,011	1,083	1,150	59,035
Avalon at Edgewater	5.94%	May-2019	76,088	75,290		278	1,142	1,199	1,285	1,363	70,023
Avalon Foxhall	6.06%	May-2019	57,150	56,550		209	858	901	965	1,024	52,593
Avalon at Gallery Place	6.06%	May-2019	44,405	43,939		162	667	700	750	796	40,864
Avalon at Traville	5.91%	May-2019	75,251	74,461		275	1,130	1,186	1,271	1,348	69,251
Avalon Bellevue	5.92%	May-2019	25,856	25,585		95	388	408	437	463	23,794
Avalon on The Alameda	5.91%	May-2019	52,278	51,730		191	785	824	883	937	48,110
Avalon at Mission Bay North	5.90%	May-2019	70,959	70,215		260	1,065	1,118	1,198	1,272	65,302
AVA Pasadena	4.05%	Jun-2018	11,869	11,731		49	195	202	213	11,072	—
Eaves Seal Beach	3.12%	Nov-2015	86,167	85,122	(10)	—	85,122	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	167,595	165,561	(10)	—	165,561	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015	72,374	71,496	(10)	—	71,496	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015	28,844	28,494	(10)	—	28,494	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	23,858	23,569	(10)	—	23,569	—	—	—	—
Oakwood Philadelphia	—%	Nov-2015	10,427	—	(9)	—	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	42,703	42,185	(10)	—	42,185	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	37,212	36,761	(10)	—	36,761	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	28,742	28,394	(10)	—	28,394	—	—	—	—
Archstone La Jolla Colony	3.36%	Nov-2017	27,176	27,176		—	—	—	27,176	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	15,669	15,669		—	—	—	15,669	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	27,411	27,411		—	—	—	27,411	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	20,754	20,754		—	—	—	20,754	—	—
Eaves Los Feliz	3.36%	Nov-2017	43,258	43,258		—	—	—	43,258	—	—
Avalon Oak Creek	3.36%	Nov-2017	85,288	85,288		—	—	—	85,288	—	—
Avalon Del Mar Station	3.36%	Nov-2017	76,471	76,471		—	—	—	76,471	—	—
Avalon Courthouse Place	3.36%	Nov-2017	140,332	140,332		—	—	—	140,332	—	—
Avalon Pasadena	3.36%	Nov-2017	28,079	28,079		—	—	—	28,079	—	—
Eaves West Valley	3.36%	Nov-2017	83,087	83,087		—	—	—	83,087	—	—
Eaves Woodland Hills	3.36%	Nov-2017	104,694	104,694		—	—	—	104,694	—	—
Avalon Russett	3.36%	Nov-2017	39,972	39,972		—	—	—	39,972	—	—
Avalon First & M	5.55%	May-2053	142,061	141,223		236	954	987	1,067	1,129	136,850
Avalon San Bruno II	3.85%	Apr-2021	31,398	31,079		111	454	475	506	534	28,999

Avalon Westbury	4.13%	Apr-2022	(5)	21,260	20,525		284	1,170	1,230	1,295	1,355	15,191
Archstone Lexington	3.32%	Mar-2016		16,780	16,591		66	270	16,255	—	—	—
Avalon San Bruno III	4.87%	Jun-2020		56,210	56,210		—	561	1,147	1,188	1,226	52,088
Avalon Andover	3.28%	Apr-2018		14,821	14,584		79	325	336	346	13,498	—
Avalon Natick	3.49%	Apr-2019		--	14,896		78	319	329	339	349	13,482
				4,875,683	4,713,199		3,868	601,385	281,926	958,894	41,634	2,825,492

Variable rate (2)
Avalon Walnut Creek	1.70%	Jul-2018	(5)	8,500	8,500	(7)	—	—	—	—	—	8,500
Avalon Calabasas	2.71%	Aug-2018		57,314	56,085	(3)	264	1,084	1,152	1,225	52,360	—
Avalon Natick	2.28%	Apr-2019		--	37,738	(3)	198	809	833	858	884	34,156
Unsecured Term Loan	1.78%	Mar-2021		--	250,000		—	—	—	—	—	250,000
				65,814	352,323		462	1,893	1,985	2,083	53,244	292,656

Total indebtedness - excluding Credit Facility				$6,029,998	$6,153,118		$4,641	$604,574	$285,291	$980,748	$96,576	$4,181,288
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)	Variable rates are given as of September 30, 2014.

(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)
Balances outstanding represent total amounts due at maturity, and do not include $4,701 and $5,291 of debt discount associated with the unsecured notes as of September 30, 2014 and December 31, 2013, respectively, and $93,351 and $120,684 of premium associated with secured notes as of September 30, 2014 and December 31, 2013, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)	Maturity date reflects the maturity of the associated credit enhancement. The underlying bonds mature at a later date.

(6)	In July 2012 we remarketed the bonds converting them to a variable rate through July 2017.

(7)	In July 2013 we remarketed the bonds converting them to variable rate through July 2018.

(8)	Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

(9)	Borrowing was repaid in June 2014 in advance of its scheduled maturity in November 2015.

(10)	Outstanding principal balance was reduced in June 2014 in conjunction with the prepayment of a secured mortgage note under the master credit agreement.
Future Financing and Capital Needs — Portfolio and Other Activity
As of September 30, 2014, we had 27 wholly-owned communities under construction and six wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

•	our $1,300,000,000 Credit Facility;

•	the remaining $50,000,000 capacity under our Term Loan;

•	cash currently on hand, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities, including through the forward equity contract; and/or

•	private equity funding, including joint venture activity.
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
Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I and we have an equity investment of approximately $1,530,000 in Fund I (net of distributions), representing a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expires in March 2015. In July 2014, Fund I sold its final apartment community.
Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $92,521,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.
The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $90,501,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. We acquired our interest in the U.S. Fund as part of the Archstone Acquisition.
In addition, as part of the Archstone Acquisition, we acquired an interest in the AC JV, which has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $69,451,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.
As of September 30, 2014, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting.  Refer to Note 6, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund II
1. The Apartments at Briarwood - Owings Mills, MD		348	$45,706	$26,443	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	102,475	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin - Tustin, CA		628	100,774	59,100	Fixed	3.81%	Oct 2017
4. Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
5. Eaves Plainsboro - Plainsboro, NJ (5)		776	91,862	9,453	Fixed	5.04%	Jan 2016
6. Eaves Carlsbad - Carlsbad, CA		450	80,689	46,141	Fixed	4.68%	Feb 2018
7. Eaves Rockville - Rockville, MD		210	51,535	30,429	Fixed	4.26%	Aug 2019
8. Captain Parker Arms - Lexington, MA		94	22,181	13,500	Fixed	3.90%	Sep 2019
9. Eaves Rancho San Diego - San Diego, CA		676	127,237	70,297	Fixed	3.45%	Nov 2018
10. Avalon Watchung - Watchung, NJ		334	66,082	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	4,340	716,007	359,513		4.15%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (4)		192	67,025	35,736	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,765	30,150	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA		205	76,901	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	56,405	31,275	Fixed	3.31%	Jun 2020
5. Boca Town Center - Boca Raton, FL (6)		252	46,241	27,788	Fixed/Variable	3.54%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	95,026	60,000	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower - Bethesda, MD		237	78,184	46,500	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay - New York, NY		209	134,163	69,219	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		131	49,920	30,295	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	660,630	330,963		3.92%

AC JV
1. Avalon North Point - Cambridge, MA (7)		426	186,633	111,653	Fixed	6.00%	Jul 2021
2. Avalon Woodland Park - Herndon, VA (7)		392	85,139	50,647	Fixed	6.00%	Jul 2021
3. Avalon North Point Lofts - Cambridge, MA (8)		103	24,546	—	N/A	N/A	N/A
Total AC JV	20.0%	921	296,318	162,300		6.00%

Residual JV (9)
1. SWIB		1,902	329,638	187,021	Fixed/Variable	4.37%	Dec 2014 (10)
Total Residual JV	8.0%	1,902	329,638	187,021		4.37%

Other Operating Joint Ventures
2. MVP I, LLC (11)	25.0%	313	124,344	105,000	Fixed	6.02%	Dec 2015
2. Brandywine Apartments of Maryland, LLC	28.7%	305	17,648	24,471	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	141,992	129,471		5.52%

Total Unconsolidated Investments		9,511	$2,144,585	$1,169,268		4.53%
_____________________________

(1)	Represents total capitalized cost as of September 30, 2014.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of September 30, 2014.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Fund II repaid an outstanding mortgage loan secured by this community at par in advance of its November 2014 maturity date during the three months ended September 30, 2014.

(6)	The debt secured by this community is a variable rate note, of which $24,868 has been converted to an effective fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(8)	Development of this community was completed during the three months ended September 30, 2014.

(9)	Our ownership interest of 8.0% is determined by our 40% ownership interest in the Residual JV entity with Equity Residential, which owns a 20% interest in SWIB.

(10)
Maturity date represents the earliest of the maturity dates on the two loans and six draws on the credit facility relating to the six communities owned by SWIB, as defined below. Maturity dates range from December 2014 to December 2029.

(11)	After the venture makes certain threshold distributions to the third-party partner, we will receive approximately 45% of all further distributions.
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

•
As of September 30, 2014, subsidiaries of Fund II have 10 loans secured by individual assets with aggregate amounts of $359,513,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from January 2016 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of September 30, 2014).  As of September 30, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of September 30, 2014, was not significant and therefore we have not recorded any obligation for this guarantee as of September 30, 2014.

•
Each individual mortgage loan of Fund II was made to a special purpose, single asset subsidiary of the Fund.  Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the Fund could also have obligations with respect to the mortgage loan.  In no event do the mortgage loans provide for recourse against investors in the Fund, including against us or our wholly-owned subsidiaries that invest in the Fund.  A default by Fund II or a Fund II subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates.  If Fund II or a subsidiary of Fund II were unable to meet its obligations under a loan, the value of our investment in Fund II would likely decline and we might also be more likely to be obligated under the guarantee we provided to Fund II partners as described above.  If a Fund II subsidiary or Fund II were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support Fund II through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund asset).

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

•
As of September 30, 2014, subsidiaries of the U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $330,963,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
As of September 30, 2014, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in July 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000.  The loan is a fixed rate, interest-only note bearing interest at 6.02%, maturing in December 2015.  We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•
Brandywine Apartments of Maryland, LLC (“Brandywine”) has an outstanding $24,471,000 fixed rate mortgage loan that is payable by Brandywine.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•
Through subsidiaries, we and Equity entered into three limited liability company agreements (collectively, the “Residual JV”) through which we and Equity acquired (i) certain assets of Archstone that we and Equity plan to divest (to third parties or to us or Equity) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that we and Equity agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets currently include a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”); two land parcels; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets.  The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity, which generally remain the sole responsibility of us or Equity, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify us and Equity. We and Equity jointly control the Residual JV and we hold a 40% economic interest in the assets and liabilities of the Residual JV.

As of September 30, 2014, the Residual JV completed the disposition of substantially all of its direct and indirect interests in German multifamily real estate assets as well as the associated property management company.  Our proportionate share of the proceeds from these dispositions received during the three and nine months ended September 30, 2014 was approximately $8,249,000 and $51,361,000, respectively.
There are no other lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of this unconsolidated debt.
Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of September 30, 2014, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.
Development Communities
As of September 30, 2014, we had 27 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 9,151 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,204,000,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Exeter (4) Boston, MA	187	$123.2	Q2 2011	Q2 2014	Q4 2014	Q2 2015
2.	Avalon Mosaic Tysons Corner, VA	531	114.5	Q1 2012	Q3 2013	Q4 2014	Q2 2015
3.	Avalon West Chelsea/AVA High Line (4) New York, NY	710	276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
4.	Avalon Huntington Station Huntington Station, NY	303	82.2	Q1 2013	Q1 2014	Q1 2015	Q3 2015
5.	Avalon Alderwood I Lynnwood, WA	367	68.4	Q2 2013	Q2 2014	Q2 2015	Q4 2015
6.	Avalon Assembly Row/AVA Somerville (4) Somerville, MA	445	122.1	Q2 2012	Q2 2014	Q1 2015	Q3 2015
7.	Avalon San Dimas San Dimas, CA	156	41.4	Q2 2013	Q3 2014	Q4 2014	Q2 2015
8.	AVA Little Tokyo Los Angeles, CA	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
9.	Avalon Wharton Wharton, NJ	247	53.9	Q4 2012	Q3 2014	Q2 2015	Q4 2015
10.	Avalon Baker Ranch Lake Forest, CA	430	132.9	Q4 2013	Q4 2014	Q1 2016	Q3 2016
11.	AVA Theater District Boston, MA	398	175.7	Q1 2013	Q1 2015	Q3 2015	Q1 2016
12.	Avalon Hayes Valley San Francisco, CA	182	90.2	Q3 2013	Q1 2015	Q2 2015	Q4 2015
13.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
14.	Avalon Vista Vista, CA	221	58.3	Q4 2013	Q2 2015	Q4 2015	Q2 2016
15.	Avalon Bloomfield Station Bloomfield, NJ	224	53.4	Q4 2013	Q3 2015	Q1 2016	Q3 2016
16.	Avalon Glendora Glendora, CA	280	82.5	Q4 2013	Q3 2015	Q1 2016	Q3 2016
17	Avalon Roseland Roseland, NJ	136	46.2	Q1 2014	Q2 2015	Q4 2015	Q2 2016
18.	Avalon Hillwood Square Falls Church, VA	384	109.8	Q1 2014	Q2 2015	Q1 2016	Q3 2016
19.	Avalon Marlborough Marlborough, MA	350	77.1	Q1 2014	Q2 2015	Q2 2016	Q4 2016
20.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
21.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q4 2015	Q1 2016	Q3 2016
22.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q1 2016	Q2 2016	Q4 2016
23.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q3 2016	Q2 2017	Q4 2017
24.	Avalon West Hollywood West Hollywood, CA	294	162.4	Q2 2014	Q3 2016	Q2 2017	Q4 2017
25.	Avalon Framingham Framingham, MA	180	43.9	Q3 2014	Q4 2015	Q2 2016	Q4 2016
26.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q2 2016	Q2 2017	Q4 2017
27.	Avalon North Station Boston, MA	503	256.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
	Total	9,151	$3,204.0
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

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	Development community subject to a ground lease.
During the three months ended September 30, 2014, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Arlington North (2) Arlington, VA	228	$82.0	268,618	$305
2.	Avalon Dublin Station Dublin, CA	253	77.7	247,430	$314
3.	AVA 55 Ninth San Francisco, CA	273	121.0	236,907	$511
4.	Avalon Canton at Blue Hills Canton, MA	196	40.9	235,465	$174
5.	Memorial Heights Villages (2) Houston, TX	318	52.7	305,262	$173
6.	Avalon Berkeley (2) Berkeley, CA	94	33.7	78,858	$427
7.	Avalon at Stratford Stratford, CT	130	29.7	148,136	$200
8.	Avalon North Point Lofts (3) Cambridge, MA	103	28.0	46,506	$602
	Total	1,595	$465.7
__________________________________

(1)	Total capitalized cost is as of September 30, 2014. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

(2)	Avalon Arlington North, Memorial Heights Villages and Avalon Berkeley were formerly Archstone-branded developments.

(3)	The Company has a 20% ownership interest in this community through the AC JV.
The Company anticipates commencing the construction of three apartment communities during the balance of 2014, which, if completed as expected, will contain 691 apartment homes and be constructed for a total capitalized cost of $186,000,000.
Redevelopment Communities
As of September 30, 2014, there were six communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $84,100,000, excluding costs incurred prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2014.  You should carefully review Item 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Back Bay Boston, MA	271	$21.0	Q1 2013	Q1 2015	Q3 2015
2.	Eaves Creekside Mountain View, CA	294	11.9	Q3 2013	Q4 2014	Q2 2015
3.	AVA Pacific Beach San Diego, CA	564	23.6	Q1 2014	Q1 2016	Q3 2016
4.	Avalon Tysons Corner McLean, VA	558	12.8	Q1 2014	Q1 2015	Q3 2015
5.	Eaves Burlington Burlington, MA	203	5.6	Q2 2014	Q4 2014	Q2 2015
6.	Eaves Dublin Dublin, CA	204	9.2	Q2 2014	Q2 2015	Q4 2015
	Total	2,094	$84.1
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
At September 30, 2014, we had $176,484,000 in acquisition and related capitalized costs for 11 land parcels we own or control through a land lease for development, and $36,945,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 28 Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 39 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2014 includes $141,673,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,707 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense.  During the nine months ended September 30, 2014, we incurred a charge of approximately $3,105,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were not likely to be developed.
You should carefully review Section 1A., “Risk Factors,” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of these Development Rights:

Location	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

Boston, MA	3	951	$227
Fairfield-New Haven, CT	1	160	40
New York City	1	167	66
New York Suburban	5	666	246
New Jersey	16	4,652	1,142
Baltimore, MD	1	343	69
Washington, DC Metro	6	1,906	501
Seattle, WA	3	766	191
Oakland-East Bay, CA	1	439	200
San Francisco, CA	1	326	152
Riverside - San Bernardino, CA	1	331	91
Total	39	10,707	$2,925
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

Land Acquisitions
During the third quarter of 2014, we acquired four land parcels for development for an aggregate investment of $37,270,000. We have started or expect to commence construction on these land parcels in the next 12 months.
Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $28,227,000, which we do not currently plan to develop. These parcels consist of land that we (i) originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) asset impairment evaluation (iv) REIT status and (v) acquisition of investments in real estate.  Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2013.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2014	1,968	$148.00	—	200,000
August 1 - August 31, 2014	1,910	$154.00	—	200,000
September 1 - September 30, 2014	—	$—	—	200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 4, 2014	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2014	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)