Form 10-K
period 2014-12-31
AVALONBAY COMMUNITIES INC
filed 2015-02-19
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
__________________________________________________________________________
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2014 was $18,601,181,331.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 30, 2015 was 132,049,857.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2015 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled "Forward-Looking Statements" included in this Form 10-K. You should also review Item 1A. "Risk Factors" for a discussion of various risks that could adversely affect us.
ITEM 1.    BUSINESS
General
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas in these regions that we believe are characterized by growing employment in high wage sectors of the economy, lower housing affordability and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns on apartment community investments relative to other markets.
At January 31, 2015, we owned or held a direct or indirect ownership interest in:

•
252 operating apartment communities containing 74,240 apartment homes in 11 states and the District of Columbia, of which 228 communities containing 66,631 apartment homes were consolidated for financial reporting purposes, two communities containing 618 apartment homes were held by joint ventures in which we hold an ownership interest, and 22 communities containing 6,991 apartment homes were owned by the Funds (as defined below). 12 of the consolidated communities containing 3,998 apartment homes were under redevelopment, as discussed below;

•	26 wholly-owned communities under construction that are expected to contain an aggregate of 7,924 apartment homes when completed; and

•	rights to develop an additional 37 communities that, if developed in the manner expected, will contain an estimated 10,384 apartment homes; and

•
an indirect interest in the Residual JV (as defined in this Form 10-K) which owns direct and indirect interests in assets acquired as part of the Archstone Acquisition (as defined in this Form 10-K), including two land parcels and an indirect interest in a joint venture which owns four apartment communities with 1,410 apartment homes in the United States.

Any discussion of apartment communities and homes as of December 31, 2014 and January 31, 2015 includes 240 apartment homes which were destroyed and are uninhabitable as a result of the fire at Avalon at Edgewater in January 2015.
We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we intend to raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.
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

Our principal financial goal is to increase long-term stockholder value through the development, redevelopment, acquisition, operation and when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire an interest in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. Our strategy is to be leaders in multifamily market research, consumer insight and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing U.S. submarkets. A substantial majority of our current communities are upscale, which generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services.
We operate our apartment communities under three core brands Avalon, AVA and Eaves by Avalon. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint. The "Avalon" brand is our core offering, focusing on upscale apartment living and high end amenities and services in urban and suburban markets. Our "AVA" brand is designed for people who want to live in or near urban neighborhoods and in close proximity to public transportation, services, shopping and night-life. AVA apartments are generally smaller, many engineered for roommate living and feature modern design and a technology focus. Our Eaves by Avalon brand is designed for renters who seek good quality apartment living, often in a suburban setting, with practical amenities and services at a more modest price point.
During the three years ended December 31, 2014, excluding activity for the Funds (as defined below), we acquired 59 apartment communities, of which 54 were acquired as part of the Archstone Acquisition (as defined in this Form 10-K). In addition, in 2013 in conjunction with the Archstone Acquisition, excluding the Residual JV, we acquired interests in three unconsolidated joint ventures, as well as the Residual JV, as discussed below, which as of December 31, 2014 own an aggregate of 13 apartment communities. During the three years ended December 31, 2014, we disposed of 16 apartment communities, six of which were acquired in the Archstone Acquisition, and completed the development of 37 apartment communities and the redevelopment of 22 apartment communities. During 2012, we also purchased our joint venture partner's interest in one operating community, obtaining a 100% ownership interest in that apartment community. In addition, we sold one wholly-owned community in 2015 through the date this Form 10-K was filed.
In March 2005, we formed AvalonBay Value Added Fund, L.P. ("Fund I"), a private, discretionary real estate investment vehicle, which we manage and in which we own a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in 2008, Fund I acquired 20 communities. During the three years ended December 31, 2014, we realized our pro rata share of the gain from the sale of the last of the 17 communities owned by Fund I. During 2014, Fund I disposed of its final four communities. Fund I has a term that expires in March 2015.
In September 2008, we formed AvalonBay Value Added Fund II, L.P. ("Fund II"), a second institutional discretionary real estate investment fund which we manage and in which we own a 31.3% interest. In 2012, Fund II acquired its final operating community. From the commencement of Fund II through the close of its investment period, Fund II acquired 13 operating communities. During the three years ended December 31, 2014, we realized our pro rata share of the gain from the sale of three communities owned by Fund II.
In conjunction with the Archstone Acquisition, excluding the Residual JV, we acquired interests in three additional joint ventures, Archstone Multifamily Partners AC LP (the "U.S. Fund"), Archstone Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine").
The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund owns nine communities containing 1,730 apartment homes, one of which includes a marina containing 229 boat slips. Through subsidiaries, we acquired and own the general partner of the fund and hold a 28.6% interest in the fund.
The AC JV is a joint venture in which we acquired Archstone's 20.0% ownership interest. The AC JV was formed in 2011 and owns three operating apartment communities containing 921 apartment homes, one of which completed development in 2014. The AC JV partnership agreement contains provisions that require us to provide a right of first offer ("ROFO") to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The ROFO restriction expires in 2019.

Brandywine owns a 305 apartment home community located in Washington, DC, which is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, we acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2014, hold a 28.7% equity interest in the venture.
A more detailed description of Fund I, Fund II, the U.S. Fund and the AC JV (collectively, the "Funds"), Brandywine and the related investment activity can be found in the discussion in Note 6, "Investments in Real Estate Entities," of the Consolidated Financial Statements in Item 8 of this report and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets currently include a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries ("SWIB"), a joint venture which currently owns and manages four apartment communities with 1,410 apartment homes in the United States; two land parcels; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the assets and liabilities of the Residual JV.
Including sales by unconsolidated entities and entities in which we held a residual profits interest, and excluding the sale of indirect interests associated with the Residual JV, during 2014 we sold 12 operating communities and recognized a gain in accordance with U.S. generally accepted accounting principles ("GAAP") of $181,557,000. We also recognized income of $60,534,000 representing our promoted interests in certain of the unconsolidated ventures disposed of in 2014.
A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.
Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

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
We generally act as our own general contractor and construction manager, except for certain mid-rise and high-rise apartment communities, where we may elect to use third-party general contractors as construction managers. We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.
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
Redevelopment Strategy.    When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have dedicated redevelopment teams and procedures that are intended to control both the cost and risks of redevelopment. Our redevelopment teams, which include redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by acting as our own general contractor. More importantly, this helps to ensure quality design and workmanship and a smooth and timely transition into the lease-up and restabilization phases.
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
As part of the Archstone Acquisition, we acquired 14 assets that were contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or repaying secured financing on, the contributed assets. As of December 31, 2014, the aggregate amount of the tax protection payments that would be triggered by the sale of all 14 contributed assets is estimated to be approximately $44,000,000.
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
Property Management Strategy.    We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize revenue include:

•	focusing on resident satisfaction;

•	staggering lease terms such that lease expirations are better matched to traffic patterns;

•	balancing high occupancy with premium pricing and increasing rents as market conditions permit; and

•	employing revenue management software to optimize the pricing and term of leases.
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

•	we perform turnover work in-house or hire third parties, generally considering the most cost effective approach as well as expertise needed to perform the work;

•	we undertake preventive maintenance regularly to maximize resident safety and satisfaction, as well as to maximize property and equipment life; and

•	we aggressively pursue real estate tax appeals.
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
We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner. From time to time we may engage a third party to manage leasing and/or maintenance activity at one or more of our communities.
From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. As a REIT, we generally cannot provide direct services to our residents that are not customarily provided by a landlord, nor can we directly share in the income of a third party that provides such services. However, we can provide such non-customary services to residents or share in the revenue from such services if we do so through a "taxable REIT subsidiary," which is a subsidiary that is treated as a "C corporation" subject to federal income taxes. See "Tax Matters" below.
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
Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2014, we had a total of 625,798 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2014 was $17,894,000 (1.1% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail component of a mixed-use building that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.
We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times we intend to make investments in a manner so as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code of 1986, as amended, or the Code (or the Treasury Regulations thereunder), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT.
Tax Matters
We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Code and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, such as those described under "Property Management Strategy" above, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.
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

Environmental and Related Matters
As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our communities. For some development communities we undertake extensive environmental remediation to prepare the site for construction, which could be a significant portion of our total construction cost. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of contaminated materials during construction. These and other risks related to environmental matters are described in more detail in Item 1A. "Risk Factors."
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
We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the "Investor Relations" section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Conduct, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Executive Stock Ownership Guidelines, and Policy on Recoupment of Incentive Compensation, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2015, we had 3,006 employees.

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
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as "tax-exempt bonds" and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2014, approximately 6.0% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.
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
Risks related to indebtedness.
We have a Credit Facility with a syndicate of commercial banks. Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, subject to compliance with outstanding debt covenants, we could incur more debt, resulting in an increased risk of default on our obligations and an increase in debt service requirements that could adversely affect our financial condition and results of operations.

The mortgages on those of our properties that are subject to secured debt, our Credit Facility and the indenture under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
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
There are two major debt rating agencies that routinely evaluate and rate our debt. Their ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality, amount of real estate under development, and sustainability of cash flow and earnings, among other factors. If market conditions change, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.
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
We own parcels of land that we do not currently intend to develop. As discussed in Item 2. "Communities—Other Land and Real Estate Assets" in the event that the fair market value of a parcel changes such that we determine that the carrying basis of the parcel reflected in our financial statements is greater than the parcel's then current fair value, less costs to dispose, we would be subject to an impairment charge, which would reduce our net income.
We are exposed to various risks from our real estate activity through joint ventures.
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
We are exposed to risks associated with investment in and management of discretionary real estate investment funds.
We formed Fund I and Fund II, in which we have an equity interest of 15.2% and 31.3%, and as part of the Archstone Acquisition we acquired equity interests in the U.S. Fund and the AC JV of 28.6% and 20.0%, respectively, which, through wholly-owned subsidiaries, we manage as the general partner and managing member and in which at December 31, 2014 we have an aggregate equity investment, excluding costs incurred in excess of our equity in the underlying net assets of each respective fund, of approximately $250,024,000, net of distributions to us. The investment periods for Fund I, Fund II and the U.S. Fund are over, and Fund I has a term that expires in March 2015. The Funds present risks, including the following:

•
our subsidiaries that are the general partners of the Funds are generally liable, under partnership law, for the debts and obligations of the respective Funds, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Funds;

•
investors in the Funds holding a majority of the partnership interests may remove us as the general partner without cause, in the case of Fund I and Fund II, subject to our right to receive compensation for an additional period of management fees after such removal and our right to acquire one of the properties then held by such Funds;

•
while we have broad discretion to manage the Funds, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the Funds to implement certain decisions that we consider beneficial; and

•
we may be liable and/or our status as a REIT may be jeopardized if either the Funds, or the REIT entities associated with the Funds and/or the U.S. Fund and/or AC JV, fail to comply with various tax or other regulatory matters.

The governance provisions of our joint ventures with Equity Residential could adversely affect our flexibility in dealing with such joint venture assets and liabilities.
In connection with the Archstone Acquisition, we created joint ventures with Equity Residential that manage certain of the acquired assets and liabilities. These structures involve participation in the ventures by Equity Residential whose interests and rights may not be the same as ours. Joint ownership of an investment in real estate involves risks not associated with direct ownership of real estate, including the risk that Equity Residential may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint ventures or the timing of the termination and liquidation of the joint ventures. Under the form for the joint venture arrangements, neither we nor Equity Residential expect to individually have the sole power to control the ventures, and an impasse could occur, which could adversely affect the applicable joint venture and decrease potential returns to us and our investors.
We rely on information technology in our operations, and any breach, interruption or security failure of that technology could have a negative impact on our business, results of operations, financial condition and/or reputation.
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
We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, including testing and verification of their proper and secure operations on a periodic basis. We also maintain cyber risk insurance to cover certain risks arising out of data and network breaches.
However, there can be no assurance that we will be able to prevent unauthorized access to this information. Any failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches could result in a wide range of potentially serious harm to our business operations and financial prospects, including (among others) disruption of our business and operations, disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.
We are exposed to risks that are either uninsurable, not economically insurable or in excess of our insurance coverage, including risks from natural disasters such as earthquakes and severe weather.
Earthquake risk. As further described in Item 2. "Communities—Insurance and Risk of Uninsured Losses" many of our West Coast communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

Insurance coverage for earthquakes can be costly and in limited supply. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in management's view, economically impractical.
Severe or inclement weather risk. Particularly in New England and the Metro New York/New Jersey area, we are exposed to risks associated with inclement or severe weather, including hurricanes, severe winter storms and coastal flooding. Severe or inclement weather may result in increased costs, such as losses and costs resulting from repair of water and wind damage, removal of snow and ice, and, in the case of our development communities, delays in construction that result in increased construction costs and delays in realizing rental revenues from a community. In addition, severe or inclement weather could increase the need for maintenance of our communities.
Where we have a geographic concentration of exposures, a single catastrophe that affects a region, such as an earthquake that affects the West Coast or a hurricane or severe winter storm that affects the Mid-Atlantic, Metro New York/New Jersey or New England regions, may have a significant negative effect on our financial condition and results of operations.
Terrorism risk. We have significant investments in large metropolitan markets, such as the Metro New York/New Jersey and Washington, D.C. markets, that have in the past been or may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage that could have a material adverse effect on our business, financial condition and results of operations.
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
Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases natural substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we have for such events. The presence of these substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, develop, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.
The development, construction and operation of our communities are subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge. These laws and regulations may impose restrictions on the manner in which our communities may be developed, and noncompliance with these laws and regulations may subject us to fines and penalties. We do not currently anticipate that we will incur any material liabilities as a result of noncompliance with these laws.
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
Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our shareholders. In addition, we may through our taxable REIT subsidiaries hold certain assets and engage in certain activities that a REIT could not engage in directly. We also use taxable REIT subsidiaries to hold certain assets that we believe would be subject to the 100% prohibited transaction tax if sold at a gain outside of a taxable REIT subsidiary. Our taxable REIT subsidiaries are subject to U.S. tax as regular corporations. The Archstone Acquisition increased the amount of assets held through our taxable REIT subsidiaries.
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
The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up or Redevelopment according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year period to the current year period is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year period. The Company generally establishes the classification of communities as of the beginning of the calendar year; however, in 2014, effective April 1, 2014, the Company updated its classification of communities primarily to include communities acquired as part of the Archstone Acquisition in the results of operations of our Established Community portfolio for the balance of the year. The Established Communities for the year ended December 31, 2014 are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2013, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the current year period. Any discussion of results of operations for the Established Communities for the year ended December 31, 2014 excludes communities acquired as part of the Archstone Acquisition. The Established Communities as of December 31, 2014, as updated effective April 1, 2014, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of April 1, 2013, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the current year period. Established Communities as of December 31, 2014 include most of the stabilized operating communities acquired as part of the Archstone Acquisition. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other completed communities that we own or have a direct or indirect ownership interest in, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year. Other Stabilized Communities for the year ended December 31, 2014 include the stabilized operating communities acquired as part of the Archstone Acquisition.

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

As of December 31, 2014, communities that we owned or held a direct or indirect interest in, excluding indirect interests associated with the Residual JV, were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities (1):
New England	33	7,379
Metro NY/NJ (2)	33	11,611
Mid-Atlantic	22	7,108
Pacific Northwest	13	3,179
Northern California	29	8,519
Southern California	42	11,639
Total Established	172	49,435

Other Stabilized Communities:
New England	12	3,306
Metro NY/NJ	9	2,557
Mid-Atlantic	12	4,599
Pacific Northwest	2	396
Northern California	7	1,765
Southern California	12	4,640
Non-Core	2	474
Total Other Stabilized	56	17,737

Lease-Up Communities	15	3,853

Redevelopment Communities	8	2,938

Total Current Communities	251	73,963

Development Communities	26	8,524

Development Rights	37	10,384
____________________________

(1)	Reflects the community classification effective April 1, 2014, which includes most stabilized communities acquired as part of the Archstone Acquisition in our Established Communities portfolio.

(2)	Metro NY/NJ Established Communities includes 240 apartment homes which were destroyed and are uninhabitable as a result of the fire at Avalon at Edgewater in January 2015.
Our holdings under each of the above categories are discussed on the following pages.
We generally establish the composition of our Established Communities portfolio annually. Determined as of January 1 of each of the respective years, the Established Communities portfolio for the years ended December 31, 2014, 2013 and 2012, had 23, 19 and 11 communities added, respectively, and six, seven and 17 communities removed, respectively. The Company removes a community from its Established Communities portfolio for the upcoming year (and then generally maintains that designation) if the Company believes that planned activity for a community for the upcoming year will result in that community's expected operations not being comparable to the prior year period. The Company believes that a community's expected operations will not be comparable to the prior year period when it intends either (i) to undertake a significant capital renovation of the community, such that the Company would consider the community to be classified as a Redevelopment Community; or (ii) to dispose of a community through a sale or other disposition transaction. For the years ended December 31, 2014, 2013 and 2012, the Company removed four, five and 10 communities, respectively, from its Established Communities portfolio due to a reclassification to the Redevelopment Community portfolio on account of then current or expected redevelopment, and removed two, two and seven communities, respectively, from its Established Communities portfolio due to the planned disposition of the communities.

Effective April 1, 2014, the Company updated its operating segments primarily to include communities acquired as part of the Archstone Acquisition in the results of operations of our Established Community portfolio for the balance of the year. The Established Communities portfolio as of December 31, 2014 added 43 stabilized communities to the Established Communities portfolio, primarily those acquired as part of the Archstone Acquisition, and removed one community from our Established Communities portfolio effective January 1, 2014, due to a reclassification to the Redevelopment Community portfolio.
Current Communities
Our Current Communities include garden-style apartment communities consisting of multi-story buildings in landscaped settings, as well as mid and high rise apartment communities in urban settings. As of January 31, 2015, our Current Communities consisted of 142 garden-style (of which 16 are mixed communities and/or include town homes), 21 high-rise and 89 mid-rise apartment communities.
Our communities generally offer a variety of quality amenities and features, which may include:

•	fully-equipped kitchens;

•	lofts and vaulted ceilings;

•	walk-in closets;

•	fireplaces;

•	patios/decks; and

•	modern appliances.
Other features at various communities may include:

•	swimming pools;

•	fitness centers;

•	tennis courts; and

•	wi-fi lounges.
As described in Item 1. "Business," we operate under three core brands Avalon, AVA and Eaves by Avalon. Our core "Avalon" brand focuses on upscale apartment living and high end amenities and services. "AVA" targets customers in high energy, transit-served urban neighborhoods and generally feature smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. "Eaves by Avalon" is targeted to the cost conscious, "value" segment in suburban areas. We believe that these brands allow us to further penetrate our existing markets by targeting our market by consumer preference and attitude as well as by location and price.
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
Our Current Communities, excluding indirect interests associated with the Residual JV, are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2014	1/31/2015	1/31/2014	1/31/2015	1/31/2014	1/31/2015
New England	49	50	11,868	11,444	16.3%	15.4%
Boston, MA	34	36	8,518	8,555	11.7%	11.5%
Fairfield County, CT	15	14	3,350	2,889	4.6%	3.9%

Metro NY/NJ	45	47	14,676	15,258	20.1%	20.6%
New York City, NY	10	10	3,581	3,582	4.9%	4.8%
New York Suburban	17	19	5,039	5,554	6.9%	7.5%
New Jersey (1)	18	18	6,056	6,122	8.3%	8.3%

Mid-Atlantic	37	37	13,118	13,308	18.0%	17.9%
Washington Metro	37	37	13,118	13,308	18.0%	17.9%

Pacific Northwest	16	16	3,794	3,858	5.2%	5.2%
Seattle, WA	16	16	3,794	3,858	5.2%	5.2%

Northern California	37	41	11,104	11,974	15.3%	16.1%
Oakland-East Bay, CA	10	12	3,244	3,591	4.5%	4.8%
San Francisco, CA	14	15	3,207	3,480	4.4%	4.7%
San Jose, CA	13	14	4,653	4,903	6.4%	6.6%

Southern California	57	57	17,221	17,132	23.7%	23.1%
Los Angeles, CA	34	35	10,344	10,575	14.3%	14.3%
Orange County, CA	13	12	3,745	3,425	5.1%	4.6%
San Diego, CA	10	10	3,132	3,132	4.3%	4.2%

Non-Core	3	4	1,030	1,266	1.4%	1.7%

	244	252	72,811	74,240	100.0%	100.0%
____________________________

(1)	New Jersey Current Communities includes 240 apartment homes which were destroyed and are uninhabitable as a result of the fire at Avalon at Edgewater in January 2015.
We manage and operate substantially all of our Current Communities. During the year ended December 31, 2014, we completed construction of 4,121 apartment homes in 17 communities and sold 3,234 apartment homes in 12 communities. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.5 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 13.1 years.
Of the Current Communities, as of January 31, 2015, we owned (directly or through wholly-owned subsidiaries):

•
a full fee simple, or absolute, ownership interest in 225 operating communities, 12 of which are on land subject to land leases expiring in October 2026, November 2028, May 2041, July 2046, December 2061, September 2065, November 2067, April 2095, May 2105, September 2105, April 2106 and March 2142;

•
a general partnership interest and an indirect limited partnership interest in Fund I, Fund II, the U.S. Fund and the AC JV. Subsidiaries of Fund II own a fee simple interest in 10 operating communities, subsidiaries of the U.S. Fund own a fee simple interest in nine operating communities, and subsidiaries of the AC JV own a fee simple interest in three operating communities;

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
We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 24 of the 26 Development Communities and a leasehold interest in two of the Development Communities with the land leases expiring in December 2086 and November 2106. The land lease expiring in 2086 provides an option for the Company to purchase the land at some point during the lease term.
In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2015, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1) (13)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
CURRENT COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	230,956	1994	1,166	88.9%	93.8%		95.1%		$2,213	$1.90		$23,922
Avalon Oaks	Wilmington, MA	204	229,932	1999	1,127	90.1%	92.4%		95.9%		1,608	1.43		22,843
Eaves Quincy	Quincy, MA	245	224,538	1986/1995	916	96.3%	94.6%		96.5%		1,674	1.83		25,688
Avalon Essex	Peabody, MA	154	198,478	2000	1,289	95.5%	95.9%		96.3%		1,933	1.50		23,325
Avalon Oaks West	Wilmington, MA	120	133,376	2002	1,111	95.0%	95.8%		96.1%		1,628	1.47		17,531
Avalon Orchards	Marlborough, MA	156	175,832	2002	1,127	92.3%	95.3%		96.6%		1,713	1.52		22,963
Avalon at Newton Highlands (10)	Newton, MA	294	341,717	2003	1,162	96.9%	96.4%		96.2%		2,611	2.25		60,052
Avalon at The Pinehills	Plymouth, MA	192	255,240	2004	1,329	92.7%	95.3%		97.0%		2,084	1.57		37,460
Eaves Peabody	Peabody, MA	286	250,624	1962/2004	876	96.9%	95.8%		96.0%		1,538	1.76		35,671
Avalon at Bedford Center	Bedford, MA	139	159,914	2006	1,150	96.4%	97.4%		96.4%		2,113	1.84		25,143
Avalon Chestnut Hill	Chestnut Hill, MA	204	270,956	2007	1,328	98.0%	97.2%		96.6%		3,056	2.30		62,382
Avalon Shrewsbury	Shrewsbury, MA	251	272,805	2007	1,087	95.2%	94.4%		96.1%		1,598	1.47		36,517
Avalon at Lexington Hills	Lexington, MA	387	484,216	2008	1,251	93.0%	95.9%		95.8%		2,452	1.96		88,956
Avalon Acton	Acton, MA	380	375,074	2008	987	94.5%	95.0%		96.7%		1,636	1.66		63,305
Avalon Sharon	Sharon, MA	156	175,389	2008	1,124	99.4%	94.9%		97.3%		1,937	1.72		30,510
Avalon at Center Place (12)	Providence, RI	225	222,835	1991/1997	990	96.9%	95.2%		96.1%		2,679	2.70		37,046
Avalon at Hingham Shipyard	Hingham, MA	235	290,790	2009	1,237	94.0%	94.1%		95.3%		2,469	2.00		54,282
Avalon Northborough	Northborough, MA	382	454,033	2009	1,189	96.6%	94.2%		94.5%		1,778	1.50		60,614
Avalon Blue Hills	Randolph, MA	276	269,990	2009	978	96.4%	95.3%		94.7%		1,563	1.60		45,926
Avalon Cohasset	Cohasset, MA	220	293,272	2012	1,333	93.2%	93.0%		94.2%		2,097	1.57		55,051
Avalon Andover	Andover, MA	115	132,918	2012	1,156	92.1%	92.8%		94.4%		1,926	1.67		26,179
Eaves Burlington	Burlington, MA	203	198,233	1988/2012	977	96.6%	95.9%	(2)	96.4%		1,619	1.66		45,330
AVA Back Bay	Boston, MA	271	246,774	1968/1998	911	88.9%	93.2%		95.4%		3,343	3.67	(2)	81,938
Avalon at Prudential Center II	Boston, MA	266	243,315	1968/1998	915	94.4%	95.0%		94.9%		3,475	3.80		76,055
Avalon at Prudential Center I	Boston, MA	243	242,410	1968/1998	998	94.2%	95.4%		94.7%		3,694	3.70		60,145
Avalon Burlington	Burlington, MA	312	315,545	1989/2013	1,011	97.1%	93.2%		91.8%	(3)	1,824	1.80		81,743
Avalon Bear Hill	Waltham, MA	324	391,394	1999/2013	1,208	96.0%	94.2%		93.4%	(3)	2,529	2.09		129,459
Eaves North Quincy	Quincy, MA	224	157,908	1977/2013	705	95.1%	96.3%		95.1%	(3)	1,792	2.54		53,831
Avalon Natick	Natick, MA	407	362,744	2013	891	96.3%	96.5%		46.1%	(3)	1,908	2.14		80,230
Avalon Canton at Blue Hills	Canton, MA	196	235,465	2014	1,201	98.0%	58.8%	(3)	N/A	(3)	1,847	1.54	(3)	39,753
Avalon Exeter (12)	Andover, MA	187	200,641	2014	1,073	74.7%	28.0%	(3)	N/A	(3)	5,611	5.23	(3)	124,430

Fairfield-New Haven, CT
Eaves Trumbull	Trumbull, CT	340	379,382	1997	1,116	95.0%	95.6%		96.0%		1,786	1.60		39,211
Eaves Stamford	Stamford, CT	238	222,165	1991	933	92.0%	94.3%		96.1%	(2)	2,177	2.33		42,697

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
Avalon Wilton I	Wilton, CT	102	158,259	1997	1,552	99.0%	96.0%		95.5%		3,330	2.15		22,621
Avalon on Stamford Harbor	Stamford, CT	323	322,461	2003	998	96.0%	96.1%		95.7%		2,575	2.58		64,497
Avalon New Canaan	New Canaan, CT	104	132,080	2002	1,270	90.4%	92.8%		93.7%		3,287	2.59		25,878
AVA Stamford	Stamford, CT	306	315,380	2002/2002	1,031	96.4%	95.5%		95.5%		2,344	2.27		74,920
Avalon Danbury	Danbury, CT	234	235,320	2005	1,006	96.6%	96.4%		95.9%		1,720	1.71		36,241
Avalon Darien	Darien, CT	189	242,675	2004	1,284	96.3%	94.7%		95.8%		2,841	2.21		43,274
Avalon Milford I	Milford, CT	246	217,077	2004	882	97.2%	95.5%		96.0%		1,605	1.82		32,170
Avalon Huntington	Shelton, CT	99	139,869	2008	1,413	96.9%	96.7%		97.3%		2,306	1.63		25,406
Avalon Norwalk	Norwalk, CT	311	310,629	2011	999	95.5%	96.3%		96.7%		2,065	2.07		74,255
Avalon Wilton II	Wilton, CT	100	128,716	2011	1,287	98.0%	96.6%		95.6%		2,430	1.89		30,368
Avalon Shelton III	Shelton, CT	250	249,190	2013	997	93.6%	94.5%		41.8%	(3)	1,702	1.71		48,719
Avalon East Norwalk	Norwalk, CT	240	223,698	2013	932	96.7%	94.5%		32.8%	(3)	1,938	2.08		46,520
Avalon at Stratford	Stratford, CT	130	148,136	2014	1,140	95.3%	48.6%	(3)	N/A	(3)	1,797	1.58	(3)	29,448

METRO NY/NJ
New York Suburban, NY
Avalon Commons	Smithtown, NY	312	377,240	1997	1,209	95.2%	96.5%		96.6%		2,446	2.02		38,625
Eaves Nanuet	Nanuet, NY	504	608,842	1998	1,208	96.8%	96.9%		96.9%		2,283	1.89		57,991
Avalon Green	Elmsford, NY	105	113,538	1995	1,081	94.2%	95.2%	(2)	95.5%		2,478	2.29	(2)	14,020
Avalon Towers	Long Beach, NY	109	124,611	1990/1995	1,143	96.3%	96.5%	(2)	95.7%		3,719	3.25	(2)	25,351
Avalon Willow	Mamaroneck, NY	227	216,289	2000	953	96.5%	95.6%		96.0%		2,534	2.66		48,421
Avalon Court	Melville, NY	494	596,874	1997	1,208	95.9%	96.3%		96.2%		2,785	2.31		62,199
The Avalon	Bronxville, NY	110	118,952	1999	1,081	94.5%	93.6%		93.2%	(2)	4,519	4.18		39,206
Avalon at Glen Cove (12)	Glen Cove, NY	256	261,425	2004	1,021	94.9%	96.2%		96.9%		2,672	2.62		68,937
Avalon Pines	Coram, NY	450	545,989	2005	1,213	95.6%	96.9%		96.8%		2,226	1.83		72,252
Avalon Glen Cove North (12)	Glen Cove, NY	111	100,754	2007	908	93.7%	96.1%		96.5%		2,546	2.80		40,145
Avalon White Plains	White Plains, NY	407	372,406	2009	915	95.8%	95.6%		96.2%		3,019	3.30		152,790
Avalon Charles Pond	Coram, NY	200	208,532	2009	1,043	95.0%	96.6%		96.6%		1,958	1.88		48,403
Avalon Rockville Centre	Rockville Centre, NY	349	349,048	2012	1,000	96.8%	96.4%		96.7%		2,966	2.97		111,019
Avalon Green II	Elmsford, NY	444	533,544	2012	1,202	96.4%	94.8%		95.9%		2,684	2.23		105,325
Avalon Garden City	Garden City, NY	204	288,443	2013	1,414	95.6%	97.2%		95.4%	(3)	3,680	2.60		67,577
Avalon Westbury	Westbury, NY	396	401,496	2006/2013	1,014	95.7%	96.5%		96.6%	(3)	2,719	2.68		120,811
Avalon Ossining	Ossining, NY	168	184,137	2014	1,096	97.6%	61.5%	(3)	N/A	(3)	2,388	2.18	(3)	36,484
Avalon Huntington Station	Huntington Station, NY	303	364,602	2014	1,203	90.7%	40.9%	(3)	N/A	(3)	2,393	1.99	(3)	79,415

New Jersey
Avalon Cove	Jersey City, NJ	504	574,339	1997	1,140	96.4%	96.5%		96.1%		3,419	3.00		112,242
Avalon Run (9)	Lawrenceville, NJ	632	707,592	1994	1,120	95.9%	95.3%		96.1%		1,597	1.43		80,662
Avalon Princeton Junction	West Windsor, NJ	512	486,069	1988/1993	949	96.7%	95.9%		96.7%		1,719	1.81		48,758
Avalon at Edgewater (15)	Edgewater, NJ	408	428,792	2002	1,051	97.5%	96.4%		96.5%		2,725	2.59		79,070

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
Avalon at Florham Park	Florham Park, NJ	270	330,410	2001	1,224	94.4%	96.0%		96.7%		2,895	2.37		43,732
Avalon at Freehold	Freehold, NJ	296	317,356	2002	1,072	94.9%	95.8%		96.7%		1,904	1.78		35,533
Avalon Run East	Lawrenceville, NJ	312	341,320	2005	1,094	96.8%	96.0%		96.5%		1,945	1.78		53,051
Avalon Lyndhurst	Lyndhurst, NJ	328	330,408	2007	1,007	95.7%	96.9%		96.2%		2,274	2.26		79,078
Avalon at Tinton Falls	Tinton Falls, NJ	216	237,747	2008	1,101	96.3%	95.7%		96.4%		1,908	1.73		41,208
Avalon at West Long Branch	West Long Branch, NJ	180	193,511	2011	1,075	96.7%	95.9%		96.8%		2,051	1.91		25,661
Avalon North Bergen	North Bergen, NJ	164	146,170	2012	891	95.7%	97.5%		97.0%		2,212	2.48		40,513
Avalon at Wesmont Station	Wood-Ridge, NJ	266	242,637	2012	912	96.2%	96.7%		95.9%		2,093	2.29		57,192
Avalon Hackensack at Riverside (12)	Hackensack, NJ	226	228,393	2013	1,011	96.4%	96.8%		49.3%	(3)	2,401	2.38		44,530
Avalon Somerset	Somerset, NJ	384	390,365	2013	1,017	95.6%	95.5%		51.9%	(3)	1,911	1.88		76,567
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	146,799	2013	1,049	95.7%	97.2%		65.8%	(3)	1,992	1.90		23,364
Avalon Bloomingdale	Bloomingdale, NJ	174	176,542	2014	1,015	96.0%	90.8%	(3)	27.2%	(3)	1,948	1.92	(3)	30,726

New York, NY
Avalon Riverview I (12)	Long Island City, NY	372	332,991	2002	895	97.8%	97.6%		96.8%		3,534	3.95		98,955
Avalon Bowery Place	New York, NY	206	152,725	2006	741	94.2%	96.9%		96.7%		5,306	7.16		95,576
Avalon Riverview North (12)	Long Island City, NY	602	477,665	2008	793	97.3%	97.2%		96.6%		3,367	4.24		167,212
Avalon Bowery Place II	New York, NY	90	73,596	2007	818	96.7%	96.9%		96.5%		4,969	6.08		57,938
Avalon Morningside Park (12)	New York, NY	295	245,320	2009	832	95.6%	96.5%		96.2%		3,655	4.40		115,197
Avalon Fort Greene	Brooklyn, NY	631	498,651	2010	790	94.8%	97.0%		96.0%		3,241	4.10		302,124
Avalon Midtown West	New York, NY	550	393,480	1998/2013	715	95.5%	95.2%		93.4%	(3)	3,985	5.57		346,995
Avalon Clinton North	New York, NY	339	222,862	2008/2013	657	93.8%	94.0%		94.6%	(3)	3,265	4.97		196,242
Avalon Clinton South	New York, NY	288	196,798	2007/2013	683	93.8%	94.3%		93.7%	(3)	3,298	4.83		166,447

MID-ATLANTIC
Washington Metro
Avalon at Foxhall	Washington, DC	308	297,875	1982/1994	967	92.8%	92.4%		94.6%		2,708	2.80		46,133
Avalon at Gallery Place	Washington, DC	203	184,157	2003	907	96.0%	95.7%		96.1%		2,901	3.20		50,015
Avalon at Fairway Hills (9)	Columbia, MD	720	724,027	1987/1996	1,006	94.6%	95.4%		95.9%	(2)	1,552	1.54		59,071
Eaves Washingtonian Center I	North Potomac, MD	192	191,280	1996	996	93.7%	96.9%		97.0%		1,549	1.55		14,944
Eaves Washingtonian Center II	North Potomac, MD	96	99,386	1998	1,035	94.8%	95.7%		96.7%		1,709	1.65		8,465
Eaves Columbia Town Center	Columbia, MD	392	395,860	1986/1993	1,010	97.2%	96.5%		96.1%		1,558	1.54		55,767
Avalon at Grosvenor Station	Bethesda, MD	497	476,687	2004	959	96.6%	95.4%		95.2%		1,956	2.04		84,162
Avalon at Traville	Rockville, MD	520	574,825	2004	1,105	95.8%	96.2%		96.8%		1,928	1.74		70,626
Avalon Russett	Laurel, MD	238	274,663	1999/2013	1,154	97.5%	96.6%		95.1%	(3)	1,808	1.57		60,383
Eaves Fair Lakes	Fairfax, VA	420	355,228	1989/1996	846	95.9%	96.7%		96.4%		1,571	1.86		38,742
AVA Ballston	Arlington, VA	344	294,271	1990	855	93.0%	94.4%		95.3%		2,183	2.55		52,585
Eaves Fairfax City	Fairfax, VA	141	148,282	1988/1997	1,052	86.5%	96.4%		96.1%		1,693	1.61		16,449
Avalon Tysons Corner	Tysons Corner, VA	558	613,426	1996	1,099	93.2%	94.4%	(2)	95.8%		2,037	1.85		69,354
Avalon at Arlington Square	Arlington, VA	842	895,781	2001	1,064	95.5%	95.3%	(2)	95.4%		2,096	1.97	(2)	115,155

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
Avalon Park Crest	Tysons Corner, VA	354	288,231	2013	814	93.8%	96.3%		83.7%	(3)	2,085	2.56		77,081
Eaves Fairfax Towers	Falls Church, VA	415	336,051	1978/2011	810	96.6%	96.4%		96.4%		1,741	2.15		94,334
AVA H Street	Washington, DC	138	95,594	2013	693	94.2%	95.5%		72.2%	(3)	2,185	3.15		32,707
Avalon First and M	Washington, DC	469	410,812	2012/2013	876	95.3%	93.1%		80.6%	(3)	2,779	3.17		200,061
Avalon The Albemarle	Washington, DC	228	254,591	1966/2013	1,117	93.4%	95.6%		96.9%	(3)	2,642	2.37		81,316
Eaves Tunlaw Gardens	Washington, DC	166	113,512	1944/2013	684	96.4%	96.8%		96.3%	(3)	1,763	2.58		41,357
The Statesman	Washington, DC	281	190,420	1961/2013	678	90.7%	94.0%		96.1%	(3)	1,967	2.90		76,945
Eaves Glover Park	Washington, DC	120	104,162	1953/2013	868	95.8%	95.2%		96.6%	(3)	2,258	2.60		38,066
AVA Van Ness	Washington, DC	269	225,592	1978/2013	839	95.9%	94.3%		94.2%	(3)	2,121	2.53		85,036
Avalon Ballston Place	Arlington, VA	383	333,225	2001/2013	870	95.8%	94.9%		95.3%	(3)	2,482	2.85		165,903
Eaves Tysons Corner	Vienna, VA	217	209,940	1980/2013	967	96.3%	96.4%		96.8%	(3)	1,786	1.85		64,004
Avalon Ballston Square	Arlington, VA	714	626,170	1992/2013	877	96.2%	96.0%		94.8%	(3)	2,334	2.66		297,777
Avalon Courthouse Place	Arlington, VA	564	478,896	1999/2013	849	95.2%	94.6%		94.9%	(3)	2,404	2.83		242,713
Avalon Reston Landing	Reston, VA	400	398,192	2000/2013	995	96.8%	96.4%		96.5%	(3)	1,792	1.80		114,148
Oakwood Arlington (14)	Arlington, VA	184	154,376	1987/2013	839	N/A	N/A		N/A	(3)	N/A	N/A		59,251
Avalon Mosaic	Merrifield, VA	531	458,198	2014	863	88.5%	52.0%	(3)	6.5%	(3)	2,030	2.35	(3)	108,564
Avalon Arlington North	Arlington, VA	228	268,618	2014	1,178	97.8%	55.3%	(3)	0.6%	(3)	2,769	2.35	(3)	80,363

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	211,450	1991/1997	952	98.2%	95.8%		95.4%		1,683	1.77		32,805
Avalon at Bear Creek	Redmond, WA	264	288,250	1998/1998	1,092	95.8%	95.1%		95.6%		1,681	1.54		37,854
Avalon Bellevue	Bellevue, WA	201	165,504	2001	823	94.0%	94.9%		95.6%		1,857	2.26		32,468
Avalon RockMeadow	Bothell, WA	206	243,958	2000/2000	1,184	96.6%	95.4%		95.5%		1,497	1.26		26,443
Avalon ParcSquare	Redmond, WA	124	127,251	2000/2000	1,026	94.4%	94.8%		95.9%		1,852	1.80		21,558
Avalon Brandemoor	Lynnwood, WA	424	453,602	2001/2001	1,070	94.3%	94.8%		95.9%		1,389	1.30		46,943
AVA Belltown	Seattle, WA	100	82,418	2001	824	96.0%	95.5%		96.1%		2,019	2.45		19,207
Avalon Meydenbauer	Bellevue, WA	368	331,945	2008	902	97.3%	96.3%		96.5%		1,980	2.19		91,084
Avalon Towers Bellevue (12)	Bellevue, WA	397	331,366	2011	835	99.2%	95.4%		95.3%		2,317	2.78		123,841
AVA Queen Anne	Seattle, WA	203	164,644	2012	811	96.0%	95.4%		95.6%		2,109	2.60		54,046
Avalon Brandemoor II	Lynnwood, WA	82	93,320	2011	1,138	98.8%	94.2%		96.3%		1,603	1.41		13,998
AVA Ballard	Seattle, WA	265	190,043	2013	717	97.3%	96.2%		47.9%	(3)	1,808	2.52		63,351
Eaves Redmond Campus	Redmond, WA	422	429,190	1991/2013	1,017	94.5%	94.4%		94.4%	(3)	1,844	1.81		115,829
Archstone Redmond Lakeview	Redmond, WA	166	141,000	1987/2013	849	90.4%	95.9%		96.0%	(3)	1,543	1.82		38,923
AVA University District	Seattle, WA	283	201,389	2014	712	95.7%	67.3%	(3)	22.6%	(3)	2,133	3.00	(3)	73,454

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	308	316,052	1992/1994	1,026	97.7%	96.9%		96.3%		2,218	2.16		59,204
Eaves Dublin	Dublin, CA	204	179,004	1989/1997	877	94.0%	96.0%	(2)	96.4%		1,998	2.28	(2)	34,085

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
Eaves Pleasanton	Pleasanton, CA	456	366,062	1988/1994	803	94.5%	96.2%		96.5%		1,960	2.44		79,416
Eaves Union City	Union City, CA	208	150,225	1973/1996	722	97.1%	96.4%		96.4%		1,715	2.37		23,901
Eaves Fremont	Fremont, CA	235	191,935	1985/1994	817	96.6%	96.1%		96.4%		2,055	2.52		42,894
Avalon Union City	Union City, CA	439	429,800	2009	979	96.8%	96.4%		96.7%		1,986	2.03		119,051
Avalon Walnut Creek (12)	Walnut Creek, CA	418	410,218	2010	981	97.6%	96.3%		95.8%		2,532	2.58		147,549
Eaves Walnut Creek	Walnut Creek, CA	510	380,542	1987/2013	746	94.5%	96.3%		95.7%	(3)	1,712	2.29		118,292
Avalon Walnut Ridge I	Walnut Creek, CA	106	80,942	2000/2013	764	95.3%	96.9%		95.0%	(3)	1,986	2.60		30,588
Avalon Walnut Ridge II	Walnut Creek, CA	360	251,901	1989/2013	700	94.7%	96.5%		94.7%	(3)	1,778	2.54		87,530
Avalon Berkeley	Berkeley, CA	94	78,858	2014	839	93.6%	66.3%	(3)	N/A	(3)	2,625	3.13	(3)	33,146
Avalon Dublin Station	Dublin, CA	253	247,430	2014	978	82.0%	63.8%	(3)	0.8%	(3)	2,369	2.42	(3)	78,797

San Francisco, CA
Eaves Daly City	Daly City, CA	195	141,411	1972/1997	725	95.9%	96.9%		96.0%		2,100	2.90		32,551
AVA Nob Hill	San Francisco, CA	185	108,962	1990/1995	589	96.2%	95.7%		97.0%		2,689	4.57		33,858
Eaves San Rafael	San Rafael, CA	254	221,780	1973/1996	873	97.6%	97.1%		97.4%		2,099	2.40		47,064
Eaves Foster City	Foster City, CA	288	222,364	1973/1994	772	96.2%	96.5%		95.2%		2,248	2.91		50,504
Eaves Pacifica	Pacifica, CA	220	186,800	1971/1995	849	98.2%	97.6%		96.9%		2,053	2.42		33,462
Avalon Sunset Towers	San Francisco, CA	243	171,836	1961/1996	707	96.7%	95.4%		95.2%		2,571	3.64		39,776
Eaves Diamond Heights	San Francisco, CA	154	123,047	1972/1994	799	98.1%	96.7%		96.7%		2,480	3.10		29,646
Avalon at Mission Bay North	San Francisco, CA	250	241,788	2003	967	97.2%	96.6%		96.1%		4,120	4.26		94,963
Avalon at Mission Bay III	San Francisco, CA	260	261,169	2009	1,004	96.9%	96.2%		96.2%		4,127	4.11		147,917
Avalon Ocean Avenue	San Francisco, CA	173	161,083	2012	931	94.8%	96.1%		96.5%		3,265	3.51		58,167
Avalon San Bruno	San Bruno, CA	300	267,171	2004/2013	891	97.3%	96.1%		94.9%	(3)	2,471	2.78		112,355
Avalon San Bruno II	San Bruno, CA	185	156,583	2007/2013	846	96.2%	96.6%		95.8%	(3)	2,394	2.83		70,389
Avalon San Bruno III	San Bruno, CA	187	232,147	2010/2013	1,241	97.3%	96.1%		95.6%	(3)	3,389	2.73		98,562
AVA 55 Ninth	San Francisco, CA	273	236,907	2014	868	96.3%	56.3%	(3)	N/A	(3)	3,620	4.17	(3)	116,558

San Jose, CA
Avalon Campbell	Campbell, CA	348	326,796	1995	939	96.0%	95.3%		95.2%	(2)	2,316	2.47		73,089
Eaves San Jose	San Jose, CA	440	387,420	1985/1996	881	97.5%	96.4%		96.5%		2,098	2.38		84,777
Avalon on the Alameda	San Jose, CA	305	299,762	1999	983	96.7%	96.0%		96.5%		2,535	2.58		57,988
Avalon Silicon Valley	Sunnyvale, CA	710	653,929	1998	921	96.5%	96.0%	(2)	96.2%		2,503	2.72	(2)	125,273
Avalon Mountain View	Mountain View, CA	248	211,525	1986	853	96.4%	96.3%		96.0%		2,714	3.18		58,659
Eaves Creekside	Mountain View, CA	294	215,680	1962/1997	734	96.9%	95.2%	(2)	95.9%	(2)	2,211	3.01	(2)	53,793
Avalon at Cahill Park	San Jose, CA	218	218,177	2002	1,001	96.3%	96.2%		96.2%		2,581	2.58		53,798
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	2002	1,035	97.6%	96.8%		96.0%		3,520	3.40		66,799
Avalon Willow Glen	San Jose, CA	412	382,147	2002/2013	928	95.9%	95.2%		95.0%	(3)	2,276	2.45		132,051
Eaves West Valley	San Jose, CA	789	504,813	1970/2013	640	97.1%	96.6%		95.0%	(3)	1,738	2.72		211,537
Eaves Mountain View at Middlefield	Mountain View, CA	402	261,600	1969/2013	651	97.5%	96.1%		96.0%	(3)	2,253	3.46		137,935
Eaves West Valley II	San Jose, CA	84	71,136	2013	847	98.8%	93.1%		26.2%	(3)	2,215	2.62		18,411

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
Avalon Morrison Park	San Jose, CA	250	277,710	2014	1,111	95.2%	66.8%	(3)	4.0%	(3)	2,741	2.47	(3)	78,174

SOUTHERN CALIFORNIA
Orange County, CA
AVA Newport	Costa Mesa, CA	145	122,415	1956/1996	844	95.9%	93.3%		96.0%		2,043	2.42		15,591
Avalon Mission Viejo	Mission Viejo, CA	166	124,550	1984/1996	750	96.4%	96.1%		95.9%		1,433	1.91		14,557
Eaves South Coast	Costa Mesa, CA	258	207,672	1973/1996	805	95.7%	95.8%		95.4%		1,699	2.11		33,544
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	229,593	1990/1997	763	95.7%	95.3%		96.2%		1,587	2.08		31,765
Eaves Huntington Beach	Huntington Beach, CA	304	268,000	1971/1997	882	95.0%	95.9%		96.0%		1,706	1.94		34,146
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	2009	1,205	98.8%	95.7%		96.1%		2,346	1.95		97,675
Avalon Irvine	Irvine, CA	279	243,157	2010	872	94.2%	95.9%		95.0%		1,919	2.20		77,504
Eaves Lake Forest	Lake Forest, CA	225	215,319	1975/2011	957	98.2%	94.8%		96.4%		1,608	1.68		28,447
Avalon Irvine II	Irvine, CA	179	160,844	2013	899	95.5%	94.6%		76.1%	(3)	2,029	2.26		45,264
Eaves Seal Beach	Seal Beach, CA	549	388,244	1971/2013	707	95.1%	95.8%		94.7%	(3)	1,848	2.61		151,424

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	402,285	1969/1997	713	90.7%	95.7%	(2)	96.5%		1,615	2.26	(2)	81,429
Eaves Mission Ridge	San Diego, CA	200	207,700	1960/1997	1,039	95.5%	96.0%		96.3%		1,834	1.77		24,897
AVA Cortez Hill (12)	San Diego, CA	299	230,395	1973/1998	771	95.3%	95.6%		95.8%		1,795	2.33		46,366
Avalon Fashion Valley	San Diego, CA	161	183,802	2008	1,142	95.6%	95.3%		96.8%		2,216	1.94		64,889
Eaves San Marcos	San Marcos, CA	184	161,352	1988/2011	877	97.3%	96.6%		96.2%		1,627	1.86		17,522
Eaves Rancho Penasquitos	San Diego, CA	250	191,256	1986/2011	765	95.2%	95.4%		96.2%		1,561	2.04		35,669
Avalon La Jolla Colony	San Diego, CA	180	137,036	1987/2013	761	92.2%	96.6%		97.0%	(3)	1,707	2.24		46,553
Eaves La Mesa	La Mesa, CA	168	139,428	1989/2013	830	93.5%	95.5%		95.8%	(3)	1,586	1.91		39,307

Los Angeles, CA
AVA Burbank	Burbank, CA	748	530,160	1961/1997	709	95.3%	96.0%	(2)	95.1%	(2)	1,723	2.43	(2)	98,663
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	1989/1997	897	95.9%	96.4%		96.7%		1,795	2.00		111,146
Eaves Warner Center	Woodland Hills, CA	227	191,443	1979/1998	843	96.0%	96.8%		97.4%		1,727	2.05		29,335
Avalon at Glendale (12)	Glendale, CA	223	241,714	2003	1,084	96.8%	97.1%		95.6%		2,452	2.26		43,719
Avalon Burbank	Burbank, CA	400	360,587	1988/2002	901	96.5%	96.8%		96.3%		2,378	2.64		94,722
Avalon Camarillo	Camarillo , CA	249	233,273	2006	937	97.2%	96.8%		96.1%		1,792	1.91		48,878
Avalon Wilshire	Los Angeles, CA	123	125,093	2007	1,017	95.1%	96.9%		95.1%		2,961	2.91		47,686
Avalon Encino	Encino, CA	131	131,220	2008	1,002	99.2%	96.9%		97.7%		2,765	2.76		62,257
Avalon Warner Place	Canoga Park, CA	210	186,402	2008	888	96.2%	96.8%		97.0%		1,778	2.00		52,951
Eaves Phillips Ranch	Pomona, CA	501	498,036	1989/2011	994	94.6%	96.2%		96.6%		1,588	1.60		51,782
Eaves San Dimas	San Dimas, CA	102	94,200	1978/2011	924	95.1%	97.2%	(3)	97.2%		1,404	1.52	(3)	10,254
Eaves San Dimas Canyon	San Dimas, CA	156	144,669	1981/2011	927	95.5%	96.6%		97.1%		1,517	1.64		15,572
AVA Pasadena	Pasadena, CA	84	70,648	1973/2012	841	98.8%	94.1%	(2)	87.8%	(2)	2,045	2.43	(2)	25,335
Eaves Cerritos	Artesia, CA	151	106,961	1973/2012	708	96.7%	97.3%		95.2%		1,503	2.12		30,892

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
Avalon Del Rey	Los Angeles, CA	309	283,183	2006/2012	916	94.2%	96.3%		96.8%		2,204	2.40		103,562
Avalon Simi Valley	Simi Valley, CA	500	430,218	2007/2013	860	95.0%	96.0%		96.4%	(3)	1,705	1.98		119,792
Avalon Studio City II	Studio City, CA	101	83,936	1991/2013	831	91.1%	94.9%		94.0%	(3)	2,004	2.41		28,790
Avalon Studio City III	Studio City, CA	276	263,512	2002/2013	955	93.5%	93.7%		94.4%	(3)	2,373	2.49		97,352
Avalon Calabasas	Calabasas, CA	600	506,522	1988/2013	844	96.3%	95.9%		95.5%	(3)	1,826	2.16		157,011
Avalon Oak Creek	Agoura Hills, CA	336	364,176	2004/2013	1,084	97.0%	96.3%		94.8%	(3)	2,294	2.12		127,791
Avalon Santa Monica on Main	Santa Monica, CA	133	122,460	2007/2013	921	93.2%	95.9%	(2)	93.8%	(3)	4,127	4.48	(2)	96,129
Avalon Del Mar Station	Pasadena, CA	347	338,390	2006/2013	975	95.4%	95.6%		94.3%	(3)	2,286	2.34		130,393
Eaves Old Town Pasadena	Pasadena, CA	96	66,420	1972/2013	692	99.0%	96.9%		96.4%	(3)	1,771	2.56		25,669
Eaves Thousand Oaks	Thousand Oaks, CA	154	134,388	1992/2013	873	99.4%	96.9%		95.7%	(3)	1,927	2.21		36,214
Eaves Los Feliz	Los Angeles, CA	263	201,830	1989/2013	767	94.7%	95.6%		96.0%	(3)	1,789	2.33		65,761
Oakwood Toluca Hills (14)	Los Angeles, CA	1,151	578,668	1973/2013	503	N/A	N/A		N/A	(3)	N/A	N/A		256,639
Eaves Woodland Hills	Woodland Hills, CA	883	578,668	1971/2013	655	96.9%	97.0%		95.8%	(3)	1,411	2.15		168,503
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	140,464	2002/2013	949	94.6%	95.8%		96.5%	(3)	2,019	2.13		37,198
Avalon Pasadena	Pasadena, CA	120	102,516	2004/2013	854	98.3%	96.1%		95.1%	(3)	2,435	2.85		43,606
Avalon Studio City	Studio City, CA	450	331,324	1987/2013	736	96.0%	96.5%		94.9%	(3)	1,849	2.51		112,467
Avalon San Dimas	San Dimas, CA	156	159,937	2014	1,025	95.5%	47.7%		N/A	(3)	1,794	1.75		39,585
Avalon Mission Oaks	Camarillo, CA	160	157,200	2014	983	95.0%	100.0%	(3)	N/A	(3)	1,872	1.91	(3)	47,000

Non-Core
Archstone Lexington	Flower Mound, TX	222	218,309	2000/2013	983	94.1%	95.9%		96.3%	(3)	1,320	1.34		32,309
Archstone Toscano	Houston, TX	474	460,983	2014	973	84.3%	72.1%	(3)	37.9%	(3)	1,702	1.75	(3)	87,766
Memorial Heights Villages	Houston, TX	318	305,055	2014	959	77.6%	35.4%	(3)	—%	(3)	1,703	1.78	(3)	51,771

DEVELOPMENT COMMUNITIES
Avalon West Chelsea/AVA High Line (12)	New York, NY	710	497,880	N/A	701	82.4%	47.8%	(3)	N/A	(3)	N/A	N/A	(3)	272,585
Avalon North Station	Boston, MA	503	403,610	N/A	802	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	46,268
Avalon at Assembly Row/AVA Somerville (12)	Somerville, MA	445	382,117	N/A	859	51.5%	29.5%	(3)	N/A	(3)	N/A	N/A	(3)	129,251
Avalon Framingham	Framingham, MA	180	211,275	N/A	1,174	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	18,335
Avalon West Hollywood	West Hollywood, CA	294	290,701	N/A	989	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	58,128
Avalon Dublin Station II	Dublin, CA	252	243,851	N/A	968	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	43,422
Avalon Wharton	Wharton, NJ	247	245,531	N/A	994	39.8%	18.3%	(3)	N/A	(3)	N/A	N/A	(3)	48,647
Avalon Green III	New York, NY	68	77,669	N/A	1,142	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	1,447
AVA Little Tokyo	Los Angeles, CA	280	285,220	N/A	1,019	46.4%	18.9%	(3)	N/A	(3)	N/A	N/A	(3)	105,827
AVA Theater District	Boston, MA	398	329,146	N/A	827	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	133,082
Avalon Marlborough	Boston, MA	350	417,553	N/A	1,193	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	46,903
Avalon Vista	Vista, CA	221	222,814	N/A	1,008	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	36,630
Avalon Bloomfield Station	Bloomfield, NJ	224	211,102	N/A	942	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	29,680
Avalon Willoughby Square/AVA DoBro	Brooklyn, NY	826	239,284	N/A	290	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	266,318
Avalon Alderwood I	Lynnwood, WA	367	352,238	N/A	960	64.2%	30.1%	(3)	N/A	(3)	N/A	N/A	(3)	66,106

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/14	Average economic occupancy				Average rental rate			Financial reporting cost (5)
	City and state	Number of homes					2014		2013		$ per Apt (4)	$ per Sq. Ft.
AVA Capitol Hill	Seattle, WA	249	175,707	N/A	706	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	39,870
Avalon Esterra Park	Redmond, WA	482	440,863	N/A	915	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	33,523
Avalon Hayes Valley	San Francisco, CA	182	135,082	N/A	742	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	79,572
Avalon Baker Ranch	Lake Forest, CA	430	425,497	N/A	990	10.1%	5.7%	(3)	N/A	(3)	N/A	N/A	(3)	110,802
Avalon Irvine III	Irvine, CA	156	151,363	N/A	970	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	26,303
Avalon Huntington Beach	Huntington Beach, CA	378	322,107	N/A	852	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	40,739
Avalon Glendora	Glendora, CA	280	264,753	N/A	946	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	52,146
Avalon Falls Church	Falls Church, VA	384	396,498	N/A	1,033	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	69,631
Avalon Roseland	Roaseland, NJ	136	192,530	N/A	1,416	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	33,143
Avalon Princeton	Princeton, NJ	280	287,078	N/A	1,025	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	35,456
Avalon Union	Union, NJ	202	230,638	N/A	1,142	N/A	N/A	(3)	N/A	(3)	N/A	N/A	(3)	12,717

UNCONSOLIDATED COMMUNITIES (13)
Avalon at Mission Bay North II (11)	San Francisco, CA	313	291,655	2006	932	95.2%	96.1%		96.5%		4,025	4.32		N/A
Eaves Tustin (6)	Tustin, CA	628	511,992	1972/2010	815	96.8%	96.3%		96.0%		1,536	1.88		N/A
Eaves Los Alisos (6)	Lake Forest, CA	140	126,480	1978/2010	903	97.9%	96.9%		97.4%		1,530	1.69		N/A
Eaves Carlsbad (6)	Carlsbad, CA	450	340,371	1985/2011	756	94.2%	96.2%		96.4%		1,499	1.98		N/A
Eaves Rancho San Diego (6)	El Cajon, CA	676	587,500	1986/2011	869	95.7%	95.9%		95.7%		1,527	1.76		N/A
Briarwood Apartments (6)	Owings Mills, MD	348	340,868	1999/2010	980	94.5%	96.6%		96.2%		1,310	1.34		N/A
Eaves Gaithersburg (6)	Gaithersburg, MD	684	658,846	1974/2010	963	95.8%	96.4%		96.4%		1,351	1.40		N/A
Eaves Rockville (6)	Rockville, MD	210	403,912	1970/2011	1,923	96.7%	96.6%		96.9%		2,213	1.15		N/A
Eaves Plainsboro (6)	Plainsboro, NJ	776	553,320	1973/2010	713	95.6%	95.4%		96.4%		1,287	1.81		N/A
Captain Parker Arms (6)	Lexington, MA	94	88,680	1965/2011	943	95.7%	93.8%		95.8%		2,189	2.32		N/A
Avalon Watchung (6)	Watchung, NJ	334	336,586	2003/2012	1,008	94.6%	96.2%		96.3%		1,991	1.98		N/A
Avalon North Point (8)	Cambridge, MA	426	383,537	2008/2013	900	96.0%	92.0%		94.0%		3,310	3.68		N/A
Avalon Station 250 (7)	Dedham, MA	285	305,862	2011/2013	1,073	96.1%	94.7%		94.9%		2,092	1.95		N/A
Avalon North Point Lofts (8)	Cambridge, MA	103	46,506	2014	452	82.4%	33.9%	(3)	N/A	(3)	1,975	4.37	(3)	N/A
Avalon Kips Bay (7)	New York, NY	209	152,865	1998/2013	731	93.8%	95.4%		93.3%		4,651	6.36		N/A
Brandywine (11)	Washington, DC	305	308,050	1954/2013	1,010	N/A	92.4%		92.0%		2,418	2.39		N/A
Avalon Woodland Park (8)	Herndon, VA	392	393,112	2000/2013	1,003	95.4%	95.6%		95.0%		1,654	1.65		N/A
Avalon Grosvenor Tower (7)	North Bethesda, MD	237	230,439	1987/2013	972	95.3%	94.6%		94.1%		2,017	2.07		N/A
Eaves Sunnyvale (7)	Sunnyvale, CA	192	204,060	1991/2013	1,063	96.9%	96.7%		95.7%		2,704	2.54		N/A
Archstone Boca Town Center (7)	Boca Raton, FL	252	268,200	1988/2013	1,064	93.3%	94.5%		95.1%		1,592	1.50		N/A
Avalon Kirkland at Carillon (7)	Kirkland, WA	131	176,160	1990/2013	1,345	98.5%	94.4%		95.6%		2,580	1.92		N/A
Avalon Studio 4041 (7)	Studio City, CA	149	120,354	2009/2013	808	97.3%	96.0%		94.9%		2,213	2.74		N/A
Avalon Marina Bay (7)(12)	Marina del Rey, CA	205	177,945	1968/2013	868	99.0%	80.3%		65.4%		2,299	2.65		N/A
Avalon Venice on Rose (7)	Venice, CA	70	84,508	2012/2013	1,207	92.9%	95.6%		93.3%		4,895	4.05		N/A
____________________________

1.	We own a fee simple interest in the communities listed, excepted as noted below.

2.	Represents a community that was under redevelopment during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

3.
Represents a community that is under construction at the respective year end or that completed development or was purchased during the year, which could result in lower average economic occupancy and average rental rate per square foot for the year.

4.	Represents the averages per occupied apartment home.

5.
Dollars in thousands. Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2014 without reduction for deprecation. Financial reporting costs are excluded for unconsolidated communities, see Note 6, "Investments in Real Estate Entities."

6.	We own a 31.3% combined general partnership and indirect limited partner equity interest in this community.

7.	We own a 28.6% combined general partnership and indirect limited partner equity interest in this community.

8.	We own a 20.0% combined general partnership and indirect limited partner equity interest in this community.

9.	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

10.	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

11.	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

12.	Community is located on land subject to a land lease.

13.	Does not include our indirect interest in the joint venture formed with Equity Residential (as defined in this Form 10-K).

14.	Community is master leased to a third party manager.

15.	Includes 240 apartment homes which were destroyed and are uninhabitable as a result of the fire at Avalon at Edgewater in January 2015.

Development Communities
As of December 31, 2014, we had 26 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 8,524 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,011,000,000. In addition, the land for two Development Communities that we control under long-term land lease agreements is subject to future minimum rental amounts of approximately $7,704,000 in 2015 in the aggregate. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. "Risk Factors" for a discussion of the risks associated with development activity and our discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the factors identified under "Forward-Looking Statements") for further discussion of development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities, unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon West Chelsea/AVA High Line (4) New York, NY	710	$276.1	Q4 2011	Q4 2013	Q1 2015	Q3 2015
2.	Avalon Assembly Row/AVA Somerville (4) Somerville, MA	445	122.1	Q2 2012	Q2 2014	Q1 2015	Q3 2015
3.	Avalon Alderwood I Lynnwood, WA	367	68.4	Q2 2013	Q2 2014	Q1 2015	Q3 2015
4.	AVA Little Tokyo Los Angeles, CA	280	109.8	Q4 2012	Q3 2014	Q2 2015	Q4 2015
5.	Avalon Wharton Wharton, NJ	247	53.9	Q4 2012	Q3 2014	Q2 2015	Q4 2015
6.	Avalon Baker Ranch Lake Forest, CA	430	132.9	Q4 2013	Q4 2014	Q4 2015	Q2 2016
7.	Avalon Hayes Valley San Francisco, CA	182	90.2	Q3 2013	Q1 2015	Q3 2015	Q1 2016
8.	Avalon Roseland Roseland, NJ	136	46.2	Q1 2014	Q1 2015	Q3 2015	Q1 2016
9.	Avalon Falls Church Falls Church, VA	384	109.8	Q1 2014	Q1 2015	Q1 2016	Q3 2016
10.	Avalon Vista Vista, CA	221	58.3	Q4 2013	Q2 2015	Q4 2015	Q2 2016
11.	Avalon Marlborough Marlborough, MA	350	77.1	Q1 2014	Q2 2015	Q2 2016	Q4 2016
12.	AVA Theater District Boston, MA	398	175.7	Q1 2013	Q2 2015	Q4 2015	Q2 2016
13.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
14.	Avalon Bloomfield Station Bloomfield, NJ	224	53.4	Q4 2013	Q2 2015	Q4 2015	Q2 2016
15.	Avalon Glendora Glendora, CA	280	82.5	Q4 2013	Q2 2015	Q1 2016	Q3 2016
16.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
17	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q4 2015	Q1 2016	Q3 2016
18.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q4 2015	Q2 2016	Q4 2016
19.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q3 2016	Q2 2017	Q4 2017
20.	Avalon West Hollywood West Hollywood, CA	294	162.4	Q2 2014	Q3 2016	Q2 2017	Q4 2017
21.	Avalon Framingham Framingham, MA	180	43.9	Q3 2014	Q3 2015	Q2 2016	Q4 2016
22.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q2 2016	Q2 2017	Q4 2017
23.	Avalon North Station Boston, MA	503	256.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
24.	Avalon Green III Elmsford, NY	68	22.1	Q4 2014	Q4 2015	Q2 2016	Q4 2016
25.	Avalon Union Union, NJ	202	50.7	Q4 2014	Q2 2016	Q4 2016	Q1 2017
26.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
	Total	8,524	$3,011.0
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

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	Development community subject to a ground lease.
During the year ended December 31, 2014, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Archstone Toscano Houston, TX	474	$87.5	460,983	$190	Q1 2014
2.	Avalon Bloomingdale Bloomingdale, NJ	174	31.5	176,542	$178	Q1 2014
3.	AVA University District Seattle, WA	283	75.2	201,389	$373	Q2 2014
4.	Avalon Morrison Park San Jose, CA	250	79.1	277,710	$285	Q2 2014
5.	Avalon Ossining Ossining, NY	168	36.8	184,137	$200	Q2 2014
6.	Avalon Arlington North Arlington, VA	228	82.0	268,618	$305	Q3 2014
7.	Avalon Dublin Station Dublin, CA	253	77.7	247,430	$314	Q3 2014
8.	AVA 55 Ninth San Francisco, CA	273	121.0	236,907	$511	Q3 2014
9.	Avalon Canton at Blue Hills Canton, MA	196	40.9	235,465	$174	Q3 2014
10.	Memorial Heights Villages Houston, TX	318	52.7	305,055	$173	Q3 2014
11.	Avalon Berkeley Berkeley, CA	94	33.7	78,858	$427	Q3 2014
12.	Avalon at Stratford Stratford, CT	130	29.7	148,136	$200	Q3 2014
13.	Avalon North Point Lofts (2) Cambridge, MA	103	28.0	46,506	$602	Q3 2014
14.	Avalon Exeter Boston, MA	187	126.6	200,641	$631	Q4 2014
15.	Avalon Mosaic Fairfax, VA	531	110.6	458,198	$241	Q4 2014
16.	Avalon Huntington Station Huntington Station, NY	303	81.2	364,602	$223	Q4 2014
17.	Avalon San Dimas San Dimas, CA	156	40.1	159,937	$251	Q4 2014
	Total	4,121	$1,134.3
____________________________________

(1)	Total capitalized cost is as of December 31, 2014. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

(2)	The Company has a 20.0% ownership interest in this community through the AC JV.

Redevelopment Communities
As of December 31, 2014, there were eight communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $131,700,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1A. "Risk Factors" for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Back Bay Boston, MA	271	$21.0	Q1 2013	Q1 2015	Q3 2015
2.	AVA Pacific Beach San Diego, CA	564	23.6	Q1 2014	Q1 2016	Q3 2016
3.	Eaves Dublin Dublin, CA	204	9.2	Q2 2014	Q2 2015	Q4 2015
4.	Avalon Green Elmsford, NY	105	6.5	Q4 2014	Q4 2015	Q2 2016
5.	Avalon Santa Monica on Main Santa Monica, CA	133	10.0	Q4 2014	Q4 2015	Q2 2016
6.	Avalon Towers Long Beach, NY	109	10.2	Q4 2014	Q4 2015	Q2 2016
7.	Avalon Silicon Valley Sunnyvale, CA	710	29.9	Q4 2014	Q1 2017	Q3 2017
8.	Avalon at Arlington Square Arlington, VA	842	21.3	Q4 2014	Q2 2016	Q4 2016
	Total	2,938	$131.7
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
At December 31, 2014, we had $180,516,000 in acquisition and related capitalized costs for land parcels we own, and $67,029,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 37 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2014 includes $144,099,000 in original land acquisition costs. The original land acquisition cost per home ranged from $24,000 per home in Connecticut to $74,000 per home in New York. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,384 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
For 24 Development Rights, we control the land through an option to purchase or lease the parcel. While we generally prefer to hold Development Rights through options to acquire land, for the 13 remaining Development Rights we either currently own the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2014, we incurred a charge of approximately $3,964,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.
You should carefully review Item 1A. "Risk Factors," for a discussion of the risks associated with Development Rights.
The following presents a summary of these Development Rights:

Location	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

Boston, MA	3	974	$240
Fairfield-New Haven, CT	1	160	40
New York City	2	429	401
New York Suburban	4	598	219
New Jersey	13	3,918	963
Baltimore, MD	1	332	73
Washington, DC Metro	6	1,929	509
Seattle, WA	3	772	201
Oakland-East Bay, CA	2	615	282
San Francisco, CA	1	326	168
Riverside-San Bernardino, CA	1	331	91
Total	37	10,384	$3,187
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

Land Acquisitions
We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2014 we acquired land parcels for 12 Development Rights, as shown in the table below, for an aggregate investment of approximately $139,685,000.

		Estimated number of apartment homes	Projected total capitalized cost(1) ($ millions)	Date acquired
1.	Avalon Rockville Centre II Rockville Centre, NY	112	$42.3	January 2014
2.	Avalon Princeton Princeton, NJ	280	95.5	February 2014
3.	Avalon Sheepshead Bay (2) Brooklyn, NY	167	65.9	April 2014
4.	Avalon Esterra Park Redmond, WA	482	137.8	June 2014
5.	Avalon Chino Hills Chino Hills, CA	331	90.9	July 2014
6.	Avalon Glendora (3) Glendora, CA	24	7.4	July 2014
7.	Avalon Framingham Framingham, MA	180	43.9	August 2014
8.	Avalon Laurel Laurel, MD	344	68.8	September 2014
9.	Avalon Hunt Valley Baltimore, MD	332	73.0	December 2014
10.	Avalon Great Neck Great Neck, NY	191	79.1	December 2014
11.	Avalon Union Union, NJ	202	50.7	December 2014
12.	Avalon Alderwood II Lynnwood, WA	124	26.1	December 2014
	Total	2,769	$781.4
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

(2)	Land was acquired through a joint venture in which the Company owns a 70.0% interest.

(3)	In 2014, we acquired this additional parcel of land for the development of Avalon Glendora, expected to have a total of 280 apartment homes for a projected total capitalized cost of $82.5 million.
In January 2015, we acquired land for $325,000,000 associated with three Development Rights located in New York, NY and Bellevue, WA. If developed as expected, the development rights related to this land will contain 910 apartment homes for a projected total capital cost of $509,717,000.
Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $20,941,000, which we do not currently plan to develop. These parcels consist of (i) land that we originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for all of these land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.
Disposition Activity
We (i) sell assets when they do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and (ii) redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2014 to January 31, 2015, we sold our interest in five wholly-owned communities, containing 1,660 apartment homes. The aggregate gross sales price for these assets was $411,700,000.

Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured and self-insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1A. “Risk Factors” of this Form 10-K for a discussion of risks associated with an uninsured property or liability loss.
Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $150,000,000 of coverage. Earthquake coverage outside of California and Washington is subject to a $175,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building with a maximum of $25,000,000 per loss. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,500,000. We self-insure a portion of our primary property insurance which includes the earthquake risks.
Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In December 2007, Congress passed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program. Congress reauthorized TRIPRA in January 2015 for six years. We have also purchased insurance for property damage due to terrorism up to $400,000,000 including insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides terrorism coverage through TRIPRA (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.
An additional consideration for insurance coverage and potential uninsured losses is mold growth. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and the Company’s related prevention and remediation activities, please refer to the discussion under Item 1A. “Risk Factors - We may incur costs due to environmental contamination or non-compliance” elsewhere in this report. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.
We also carry crime policies (also commonly referred to as a fidelity policy or employee dishonesty policy) that protect the Company, up to $30,000,000 per occurrence, from employee theft of money, securities or property. This amount may not be sufficient to cover losses that may be in excess of the policy limits.
Edgewater Casualty Loss
In January 2015 a fire occurred at our Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, which contained 240 apartment homes, was destroyed and is uninhabitable. The second building, which contains 168 apartment homes, has been reoccupied and we currently believe it only suffered minimal damage. We are currently assessing our direct losses resulting from the fire, which could vary based on costs and time to rebuild, as well as our liability to third parties who incurred damages on account of the fire. To date, a number of lawsuits on behalf of former residents have been filed against us, including three purported class actions. While we currently believe that our direct losses and liability to third parties will be substantially covered by our insurance policies, including coverage for the replacement cost of the building, third party claims, and business interruption loss, subject to deductibles as well as a self-insured portion of the property insurance for which we are obligated for 12% of the first $50,000,000 in losses, we can give no assurances in this regard and continue to evaluate this matter.

As of December 31, 2014, Edgewater was encumbered with a fixed-rate secured mortgage note with an effective interest rate of 5.95%, and an outstanding principal balance of $75,012,000, due in May 2019 (the “Edgewater Mortgage”). The Edgewater Mortgage stipulates that in the event of a casualty loss such as the Edgewater fire, the lender has absolute discretion to determine the disposition of the insurance proceeds, and can compel us (i) to direct the insurance proceeds to be used for the restoration of Edgewater, or (ii) to apply the insurance proceeds to repay the outstanding loan balance, at par. As of the date of this Form 10-K, we are complying with all lender requirements, and are working with the lender to resolve open issues related to the Edgewater Mortgage.
ITEM 3.    LEGAL PROCEEDINGS
As discussed immediately above, in January 2015 a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ. The Company is aware that third parties including residents suffered significant property damage and other losses, such as relocation costs, associated with the fire, but the Company is not aware of any persons who suffered major personal injury. To date, a number of lawsuits have been filed on behalf of Edgewater residents, including the following three purported class actions: DeMarco and Bayer et al v. AvalonBay Communities Inc. et al and Gutierrez v. AvalonBay Communities, Inc. et al, each filed in the United States District Court for the District of New Jersey; and Loposky and Kemp et al v. AvalonBay Communities, Inc. et al filed in the Superior Court of New Jersey Bergen County - Law Division. While the Company currently believes that, subject to applicable deductibles, all of its liability to third parties resulting from the fire will be substantially covered by its insurance policies, the Company can give no assurances in this regard and continues to evaluate this matter.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2014 and 2013, as reported by the NYSE. On January 30, 2015 there were 547 holders of record of an aggregate of 132,049,857 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2014			2013
	Sales Price		Dividends declared	Sales Price		Dividends declared
	High	Low		High	Low
Quarter ended March 31	$132.17	$114.16	$1.16	$139.15	$124.02	$1.07
Quarter ended June 30	$144.51	$130.04	$1.16	$141.46	$127.97	$1.07
Quarter ended September 30	$157.16	$139.27	$1.16	$141.04	$122.36	$1.07
Quarter ended December 31	$170.14	$141.00	$1.16	$134.25	$116.86	$1.07
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
In January 2015, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2015 of $1.25 per share, a 7.8% increase over the previous quarterly dividend per share of $1.16. The dividend will be payable on April 15, 2015 to all common stockholders of record as of March 31, 2015.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2014	—	$—	—	$200,000
November 1 - November 30, 2014	649	$156.93	—	$200,000
December 1 - December 31, 2014	891	$162.24	—	$200,000
_________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

	For the year ended
	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Revenue:
Rental and other income	$1,674,011	$1,451,419	$990,370	$890,431	$800,689
Management, development and other fees	11,050	11,502	10,257	9,656	7,354
Total revenue	1,685,061	1,462,921	1,000,627	900,087	808,043

Expenses:
Operating expenses, excluding property taxes	410,672	352,245	259,350	246,872	235,168
Property taxes	178,634	158,774	97,555	88,964	84,319
Interest expense, net	180,618	172,402	136,920	167,814	169,997
Loss on extinguishment of debt, net	412	14,921	1,179	1,940	—
Loss on interest rate contract	—	51,000	—	—	—
Depreciation expense	442,682	560,215	243,680	226,728	208,662
General and administrative expense	41,425	39,573	34,101	29,371	27,081
Expensed acquisition, development and other pursuit costs, net of recoveries	(3,717)	45,050	11,350	2,967	2,741
Casualty and impairment loss	—	—	1,449	14,052	—
Total expenses	1,250,726	1,394,180	785,584	778,708	727,968

Equity in (loss) income of unconsolidated entities	148,766	(11,154)	20,914	5,120	762
Gain on sale of land	490	240	280	13,716	—
Gain on sale of communities	84,925	—	—	—	—
Gain on acquisition of unconsolidated entity	—	—	14,194	—	—

Income from continuing operations before taxes	668,516	57,827	250,431	140,215	80,837
Income tax expense	9,368	—	—	—	(235)

Income from continuing operations	659,148	57,827	250,431	140,215	81,072

Discontinued operations:
Income from discontinued operations	310	16,713	26,820	20,065	18,933
Gain on sale of discontinued operations	37,869	278,231	146,311	281,090	74,074
Total discontinued operations	38,179	294,944	173,131	301,155	93,007

Net income	697,327	352,771	423,562	441,370	174,079
Net (income) loss attributable to noncontrolling interests	(13,760)	370	307	252	1,252

Net income attributable to common stockholders	$683,567	$353,141	$423,869	$441,622	$175,331

Per Common Share and Share Information:

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$4.93	$0.46	$2.57	$1.55	$0.97
Discontinued operations attributable to common stockholders	0.29	2.32	1.77	3.34	1.11
Net income attributable to common stockholders	$5.22	$2.78	$4.34	$4.89	$2.08
Weighted average shares outstanding—basic (1)	130,586,718	126,855,754	97,416,401	89,922,465	83,859,936

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$4.92	$0.46	$2.55	$1.55	$0.97
Discontinued operations attributable to common stockholders	0.29	2.32	1.77	3.32	1.10
Net income attributable to common stockholders	$5.21	$2.78	$4.32	$4.87	$2.07
Weighted average shares outstanding—diluted	131,237,502	127,265,903	98,025,152	90,777,462	84,632,869
Cash dividends declared	$4.64	$4.28	$3.88	$3.57	$3.57
_________________________________

(1)
Amounts do not include unvested restricted shares included in the calculation of Earnings per Share. Please refer to Note 1, "Organization and Basis of Presentation—Earnings per Common Share," of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.

	For the year ended
	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Other Information:
Net income attributable to common stockholders	$683,567	$353,141	$423,869	$441,622	$175,331
Depreciation—continuing operations	442,682	560,215	243,680	226,728	208,662
Depreciation—discontinued operations	—	13,500	16,414	23,541	24,280
Interest expense, net—continuing operations (1)	181,030	238,323	138,099	169,754	169,997
Interest expense, net—discontinued operations (1)	—	—	735	8,688	5,212
Income tax expense	9,368	—	—	—	(235)
EBITDA (2)	$1,316,647	$1,165,179	$822,797	$870,333	$583,247

Funds from Operations (3)	$951,035	$642,814	$521,047	$414,482	$338,353
Number of Current Communities (4)	251	244	180	181	172
Number of apartment homes	73,963	72,811	52,792	53,294	51,245

Balance Sheet Information:
Real estate, before accumulated depreciation	$17,849,316	$16,800,321	$10,049,484	$9,288,496	$8,661,211
Total assets	$16,176,723	$15,328,143	$11,160,078	$8,482,390	$7,821,488
Notes payable and unsecured credit facilities	$6,525,852	$6,145,391	$3,851,033	$3,632,296	$4,067,657

Cash Flow Information:
Net cash flows provided by operating activities	$886,641	$724,315	$540,819	$429,354	$332,106
Net cash flows used in investing activities	$(816,760)	$(1,181,174)	$(623,386)	$(443,141)	$(298,936)
Net cash flows (used in) provided by financing activities	$158,224	$(1,995,404)	$2,199,332	$326,233	$167,565
_________________________________
Notes to Selected Financial Data

(1)	Interest expense, net includes any loss or gain incurred from the extinguishment of debt.

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
The following is a reconciliation of net income to FFO (dollars in thousands, except per share data).

	For the year ended
	12/31/14	12/31/13	12/31/12	12/31/11	12/31/10
Net income attributable to common stockholders	$683,567	$353,141	$423,869	$441,622	$175,331
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	449,769	582,325	265,627	256,986	237,041
Distributions to noncontrolling interests, including discontinued operations	35	32	28	27	55
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(73,674)	(14,453)	(7,972)	(3,063)	—
Gain on sale of previously depreciated real estate assets (1)	(108,662)	(278,231)	(146,311)	(281,090)	(74,074)
Gain on acquisition of unconsolidated real estate entity	—	—	(14,194)	—	—
FFO attributable to common stockholders	$951,035	$642,814	$521,047	$414,482	$338,353

Weighted average shares outstanding—diluted	131,237,502	127,265,903	98,025,152	90,777,462	84,632,869
FFO per common share—diluted	$7.25	$5.05	$5.32	$4.57	$4.00
_________________________________

(1)	Amount for 2014 excludes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.

(4)
Current Communities consist of all communities other than those which are still under construction and for which a certificate or certificates of occupancy for the entire community have not been received

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1A. "Risk Factors" of this report.
Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-K.
Executive Overview
Business Description
We develop, redevelop, acquire, own and operate multifamily apartment communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We believe that apartment communities are an attractive long-term investment opportunity compared to other real estate investments, because a broad potential resident base should help reduce demand volatility over a real estate cycle, and shorter lease terms allow for a better ability to take advantage of inflationary environments. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, lower housing affordability and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns on apartment community investment relative to other markets. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.
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
Financial Highlights
For the year ended December 31, 2014, net income attributable to common stockholders was $683,567,000, an increase of $330,426,000, or 93.6%, over the prior year. The increase is primarily attributable to an increase in income from unconsolidated real estate entities resulting from the gains on sales of communities in various ventures, including the Company’s promoted interests, increased NOI from newly developed and acquired communities, losses on an interest rate contract in the prior year not present in 2014, a decrease in expensed acquisition costs related to the Archstone Acquisition, and a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition.
For the year ended December 31, 2014, Established Communities NOI increased by $22,961,000, or 3.5%, over the prior year. The increase was driven by an increase in rental revenue of 3.9%, partially offset by an increase in operating expenses of 4.9% over 2013. For purposes of the discussion in the MD&A, our Established Communities include those communities which we owned and had stabilized occupancy as of January 1, 2013, and therefore does not include communities acquired as part of the Archstone Acquisition.
During 2014, we raised approximately $1,154,220,000 of gross capital through the issuance of common equity and unsecured notes, borrowing on the Term Loan and asset sales, exclusive of proceeds from the disposition of joint ventures. The funds raised from asset sales consist of the proceeds from the sale of four communities and one parcel of land for gross sales proceeds of $304,250,000. In addition, in January 2015 we sold one community, Avalon on Stamford Harbor, located in Stamford, CT, for $115,500,000. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.
We believe our development activity will continue to create long-term value. We increased development activity during 2014 from the prior year in anticipation of continued favorable economic conditions and apartment fundamentals. During 2014, we completed the development of 17 communities for an aggregate total capitalized cost of $1,134,300,000. We also started the development of 14 communities, which are expected to be completed for an estimated total capitalized cost of $1,342,800,000. In addition, during 2014 we completed the redevelopment of five communities for a total investment of $53,000,000, excluding costs incurred prior to the redevelopment.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets and financial flexibility. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: operating cash flows; borrowings under our Credit Facility and Term Loan; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity, including common equity issued pursuant to the Forward); the sale of apartment communities; or through the formation of joint ventures. See the discussion under Liquidity and Capital Resources.
During the year ended December 31, 2014, we acquired Avalon Mission Oaks, located in Camarillo, CA. Avalon Mission Oaks contains 160 apartment homes and was acquired for a purchase price of $47,000,000.
During the year ended December 31, 2014, we sold four communities, containing an aggregate of 1,337 apartment homes for an aggregate gross sales price of $296,200,000 and an aggregate gain in accordance with GAAP of $106,138,000. During 2014, we also sold a land parcel in Huntington Station, NY for $8,050,000, resulting in a gain in accordance with GAAP of $490,000.
During the year ended December 31, 2014, three of the Company's joint ventures, excluding the Residual JV, sold operating communities.

•
CVP I, LLC, the entity that owned Avalon Chrystie Place, located in New York, NY containing 361 apartment homes and approximately 71,000 square feet of retail space, sold the community for $365,000,000. We own a 20.0% interest in the entity, and our share of the gain in accordance with GAAP for the disposition was $50,478,000. In addition, we received $58,128,000 for our promoted interest in CVP I, LLC.

•
Fund I sold its final four communities, containing an aggregate of 724 homes for an aggregate gross sales price of $125,000,000. Our share of the aggregate total gain in accordance with GAAP was $3,317,000.

•	Fund II sold two communities containing an aggregate of 711 apartment homes for an aggregate sales price of $166,950,000. Our share of the total gain in accordance with GAAP was $21,624,000.
In conjunction with the disposition of these communities, the respective ventures repaid $224,178,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and a write off of deferred financing costs, of which the Company’s portion was approximately $2,339,000, and was reported as a reduction of equity in income of unconsolidated real estate entities.
Edgewater Casualty Loss
As discussed under Item 2. "Communities — Insurance and Risk of Uninsured Losses — Edgewater Casualty Loss," in January 2015 a fire occurred at Edgewater. The Company is currently assessing its direct losses resulting from the fire, which could vary based on costs and time to rebuild, as well its liability to third parties who incurred damages on account of the fire.
Communities Overview
As of December 31, 2014, excluding indirect interests associated with the Residual JV, we owned or held a direct or indirect ownership interest in 277 apartment communities containing 82,487 apartment homes in 11 states and the District of Columbia, of which 26 communities were under construction and eight communities were under reconstruction. Of these communities, 24 were owned by entities that were not consolidated for financial reporting purposes, including 10 owned by subsidiaries of Fund II and nine owned by the U.S. Fund. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 37 wholly-owned communities that, if developed as expected, will contain an estimated 10,384 apartment homes.
Our real estate investments consist primarily of current operating apartment communities, Development Communities and Development Rights. Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities and Redevelopment Communities.
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

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2014, 2013 and 2012 follows (dollars in thousands):

	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Revenue:
Rental and other income	$1,674,011	$1,451,419	$222,592	15.3%	$1,451,419	$990,370	$461,049	46.6%
Management, development and other fees	11,050	11,502	$(452)	(3.9)%	11,502	10,257	1,245	12.1%
Total revenue	1,685,061	1,462,921	222,140	15.2%	1,462,921	1,000,627	462,294	46.2%

Expenses:
Direct property operating expenses, excluding property taxes	345,846	295,150	50,696	17.2%	295,150	211,086	84,064	39.8%
Property taxes	178,634	158,774	19,860	12.5%	158,774	97,555	61,219	62.8%
Total community operating expenses	524,480	453,924	70,556	15.5%	453,924	308,641	145,283	47.1%

Corporate-level property management and other indirect operating expenses	60,341	53,105	7,236	13.6%	53,105	42,193	10,912	25.9%
Investments and investment management expense	4,485	3,990	495	12.4%	3,990	6,071	(2,081)	(34.3)%
Expensed acquisition, development and other pursuit costs, net of recoveries	(3,717)	45,050	(48,767)	N/A (1)	45,050	11,350	33,700	296.9%
Interest expense, net	180,618	172,402	8,216	4.8%	172,402	136,920	35,482	25.9%
Loss on extinguishment of debt, net	412	14,921	(14,509)	(97.2)%	14,921	1,179	13,742	1,165.6%
Loss on interest rate contract	—	51,000	(51,000)	(100.0)%	51,000	—	51,000	100.0%
Depreciation expense	442,682	560,215	(117,533)	(21.0)%	560,215	243,680	316,535	129.9%
General and administrative expense	41,425	39,573	1,852	4.7%	39,573	34,101	5,472	16.0%
Casualty and impairment loss	—	—	—	—%	—	1,449	(1,449)	(100.0)%
Total other expenses	726,246	940,256	(214,010)	(22.8)%	940,256	476,943	463,313	97.1%

Equity in income (loss) of unconsolidated entities	148,766	(11,154)	159,920	N/A (1)	(11,154)	20,914	(32,068)	N/A (1)
Gain on sale of land	490	240	250	104.2%	240	280	(40)	(14.3)%
Gain on sale of communities	84,925	—	84,925	100.0%	—	—	—	—%
Gain on acquisition of unconsolidated real estate entity	—	—	—	—%	—	14,194	(14,194)	(100.0)%
Income from continuing operations before taxes	668,516	57,827	610,689	1,056.1%	57,827	250,431	(192,604)	(76.9)%
Income tax expense	9,368	—	9,368	100.0%	—	—	—	—%

Income from continuing operations	659,148	57,827	601,321	1,039.9%	57,827	250,431	(192,604)	(76.9)%

Discontinued operations:
Income from discontinued operations	310	16,713	(16,403)	(98.1)%	16,713	26,820	(10,107)	(37.7)%
Gain on sale of communities	37,869	278,231	(240,362)	(86.4)%	278,231	146,311	131,920	90.2%
Total discontinued operations	38,179	294,944	(256,765)	(87.1)%	294,944	173,131	121,813	70.4%

Net income	697,327	352,771	344,556	97.7%	352,771	423,562	(70,791)	(16.7)%

Net (income) loss attributable to noncontrolling interests	(13,760)	370	(14,130)	N/A (1)	370	307	63	20.5%

Net income attributable to common stockholders	$683,567	$353,141	$330,426	93.6%	$353,141	$423,869	$(70,728)	(16.7)%
_________________________________

(1)	Percentage change is not meaningful.

Net income attributable to common stockholders increased $330,426,000, or 93.6%, to $683,567,000 in 2014 primarily due to an increase in income from unconsolidated real estate entities resulting from the gains on sales of communities in various ventures, including the Company’s promoted interests, increased NOI from newly developed and acquired communities, losses on an interest rate contract in the prior year not present in 2014, a decrease in expensed acquisition costs related to the Archstone Acquisition and a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition. Net income attributable to common stockholders decreased $70,728,000, or 16.7%, in 2013 from 2012 primarily due to an increase in depreciation expense and expensed transaction costs associated with the Archstone Acquisition, coupled with the recognition of losses on an interest rate contract. The decrease was partially offset by an increase in NOI from communities acquired in the Archstone Acquisition and our existing and newly developed communities in 2013, as well as an increase in gain on sale of communities as compared to the prior year.
NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty loss, impairment loss on land holdings, gain on sale of real estate assets, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2014, 2013 and 2012 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/14	12/31/13	12/31/12
Net income	$697,327	$352,771	$423,562
Indirect operating expenses, net of corporate income	49,055	41,554	31,911
Investments and investment management expense	4,485	3,990	6,071
Expensed acquisition, development and other pursuit costs, net of recoveries	(3,717)	45,050	11,350
Interest expense, net (1)	180,618	172,402	136,920
Loss on extinguishment of debt, net	412	14,921	1,179
Loss on interest rate contract	—	51,000	—
General and administrative expense	41,425	39,573	34,101
Equity in (income) loss of unconsolidated real estate entities	(148,766)	11,154	(20,914)
Depreciation expense (1)	442,682	560,215	243,680
Income tax expense	9,368	—	—
Casualty and impairment loss	—	—	1,449
Gain on acquisition of unconsolidated real estate entity	—	—	(14,194)
Gain on sale of real estate assets	(85,415)	(240)	(280)
Gain on sale of discontinued operations	(37,869)	(278,231)	(146,311)
Income from discontinued operations	(310)	(16,713)	(26,820)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(15,199)	(19,448)	(13,776)
Net operating income	$1,134,096	$977,998	$667,928
_________________________________

(1)	Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The NOI increases for both 2014 and 2013, as compared to the prior year, consist of changes in the following categories (dollars in thousands):

	Full Year
	2014	2013
Established Communities	$22,961	$26,417
Other Stabilized Communities	74,307	248,545
Development and Redevelopment Communities	58,830	35,108
Total	$156,098	$310,070
The increase in our Established Communities' NOI in 2014 is due to increased rental rates, partially offset by decreased economic occupancy and increased operating expenses. The increase in 2013 is due to increased rental rates and increased economic occupancy, partially offset by increased operating expenses.
Rental and other income increased in both 2014 and 2013 as compared to the prior years due to additional rental income generated from newly developed and acquired communities, including those acquired in the Archstone Acquisition in 2013, and an increase in rental rates and economic occupancy, in 2013, at our Established Communities.
Overall Portfolio—The weighted average number of occupied apartment homes for consolidated communities increased to 61,686 apartment homes for 2014, as compared to 57,240 homes for 2013 and 43,411 homes for 2012. The weighted average monthly revenue per occupied apartment home increased to $2,254 for 2014 as compared to $2,171 in 2013 and $2,017 in 2012.
Established Communities—Rental revenue increased $36,096,000, or 3.9%, to $963,917,000 for 2014 from $927,821,000 in the prior year. The increase is due to an increase in average rental rates of 4.0% to $2,273 per apartment home, partially offset by a decrease in economic occupancy of 0.1% to 96.0%. Rental revenue increased $34,749,000, or 4.3%, for 2013, as compared to the prior year. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in rental revenue for all of our Established Communities regions, except the Mid-Atlantic, in 2014 as compared to the prior year, as discussed in more detail below.
The Metro New York/New Jersey region, which accounted for approximately 33.0% of the Established Community rental revenue for 2014, experienced an increase in rental revenue of 3.4% for 2014 as compared to 2013, as a result of an increase in average rental rates to $2,680 per apartment home. Economic occupancy remained consistent at 96.4% for 2014 as compared to 2013. Apartment demand in the Metro New York/New Jersey region is being driven by job growth across a diverse group of industries including healthcare, professional business services, technology, retail, hospitality and education. We expect to see continued growth in the Metro New York/New Jersey region in 2015. New York City is beginning to see a larger pipeline of new apartment deliveries, but suburban markets surrounding the city are more insulated from this new competition.
The New England region accounted for approximately 18.6% of the Established Community rental revenue for 2014 and experienced a rental revenue increase of 2.5% over the prior year. Average rental rates increased 2.9% to $2,189 per apartment home, and were partially offset by a 0.4% decrease in economic occupancy to 95.3% for 2014 as compared to 2013. Accelerating employment growth in the medical, education and technology fields is supporting apartment demand in the Boston metro area. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.
The Northern California region accounted for approximately 18.1% of the Established Community rental revenue for 2014 and experienced a rental revenue increase of 7.7% over the prior year. Average rental rates increased 7.6% to $2,524 per apartment home, and economic occupancy increased 0.1% to 96.3% for 2014 as compared to 2013. While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology industry to continue to fuel demand for apartment homes in 2015.

The Southern California region accounted for approximately 14.5% of the Established Community rental revenue for 2014 and experienced a rental revenue increase of 4.6% over the prior year. Average rental rates increased 4.7% to $1,873 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.2% for 2014 as compared to 2013. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results in 2015.
The Mid-Atlantic region, which represented approximately 10.2% of the Established Community rental revenue during 2014, experienced a decrease in rental revenue of 0.5% as compared to 2013. Average rental rates decreased by 0.2% to $1,969 per apartment home, and economic occupancy decreased 0.3% to 95.5% for 2014 as compared to 2013. A combination of elevated levels of new apartment deliveries and job growth slightly below the expected national average are expected to challenge the region’s apartment fundamentals for 2015.
The Pacific Northwest region accounted for approximately 5.6% of the Established Community rental revenue for 2014 and experienced a rental revenue increase of 5.9% over the prior year. Average rental rates increased 6.2% to $1,824, and were partially offset by a decrease in economic occupancy of 0.3% to 95.4% for 2014 as compared to 2013. The region’s on-line retail, technology and manufacturing sectors continue to support growth in the economy and apartment fundamentals. Rental revenue growth may be tempered in 2015 by the delivery of new apartment homes, particularly in the urban core of Seattle.
Management, development and other fees decreased $452,000 or 3.9%, in 2014 and increased $1,245,000, or 12.1%, in 2013, as compared to the prior years. The decrease in 2014 was primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II, partially offset by increased property and asset management fees related to the Archstone Acquisition and related private real estate investment management funds (the U.S. Fund and the AC JV). The increase in 2013 was primarily due to increased property and asset management fees related to the Archstone Acquisition and related private real estate investment management funds (the U.S. Fund and the AC JV), partially offset by lower property and asset management fees earned as a result of dispositions from Fund I and Fund II.
Direct property operating expenses, excluding property taxes increased $50,696,000, or 17.2%, and $84,064,000, or 39.8%, in 2014 and 2013, respectively, as compared to the prior years. The increases in 2014 and 2013 were primarily due to the addition of newly developed and acquired apartment homes, including the communities acquired as part of the Archstone Acquisition in February 2013.
For Established Communities, direct property operating expenses, excluding property taxes, increased $7,475,000, or 4.0%, and $4,374,000, or 2.6%, in 2014 and 2013, respectively, as compared to the prior years. The increases in 2014 and 2013 were primarily due to increased repairs and maintenance, utilities and payroll costs.
Property taxes increased $19,860,000, or 12.5%, and $61,219,000, or 62.8%, in 2014 and 2013, respectively, as compared to the prior years. The increases in 2014 and 2013 were primarily due to the net impact of the communities acquired in the Archstone Acquisition as well as the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio. The increase in 2014 was partially offset by reductions in expected supplemental billings related to communities acquired as part of the Archstone Acquisition.
For Established Communities, property taxes increased $6,206,000, or 6.7%, and $4,282,000, or 5.4%, in 2014 and 2013, respectively, as compared to the prior years. The increase in 2014 was primarily due to higher rates and assessments, as well as refunds received in the prior year in excess of the current year period. The increase in 2013 was primarily due to higher rates and assessments, partially offset by higher successful appeals and refunds received in 2013, as compared to the prior year. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws that limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.
Corporate-level property management and other indirect operating expenses increased $7,236,000, or 13.6%, and $10,912,000, or 25.9%, in 2014 and 2013, respectively, as compared to the prior years. The increase in 2014 was primarily due to an increase in compensation related costs, coupled with increased activities related to re-branding and corporate initiatives, as well as increases associated with the Archstone Acquisition. The increase in 2013 was primarily due to increased compensation related costs, as well as the increase in corporate-level personnel and expenses associated with the Archstone Acquisition.
Investments and investment management costs increased $495,000, or 12.4%, in 2014 and decreased by $2,081,000, or 34.3%, in 2013 as compared to the prior years. The increase in 2014 was primarily due to increases in compensation costs, partially offset by a decline in our investment fund management activity. The decrease in 2013 was primarily due to reductions in compensation costs related to the relative decrease in our investment fund management activity.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits, offset by any recoveries associated with acquisitions for periods prior to our ownership. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased $48,767,000, in 2014 and increased $33,700,000, or 296.9%, in 2013, as compared to the prior years, The decrease in 2014 was primarily due to receipts related to communities acquired as part of the Archstone Acquisition for periods prior to the Company’s ownership, which are primarily comprised of property tax and mortgage insurance refunds. The increase in 2013 over the prior year is due primarily to costs associated with the Archstone Acquisition.
Interest expense, net increased $8,216,000, or 4.8%, and $35,482,000, or 25.9%, in 2014 and 2013, respectively, as compared to the prior years. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the mark to market adjustment on debt assumed as part of the Archstone Acquisition, and interest income. The increase in 2014 was primarily due to increased unsecured debt outstanding, partially offset by an increase in capitalized interest related to our increased development activity. The increase in 2013 was primarily due to net interest costs on debt assumed in the Archstone Acquisition, partially offset by increased capitalized interest related to our increased development activity.
Loss on the extinguishment of debt, net reflects prepayment penalties, the expensing of deferred financing costs from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale.
Loss on interest rate contract reflects the loss recorded by the Company related to the forward interest rate protection agreement that matured in May 2013. Based on changes in the Company's capital markets outlook in 2013, the Company did not issue the anticipated debt for which the interest rate protection agreement was transacted.
Depreciation expense decreased $117,533,000, or 21.0%, in 2014 and increased $316,535,000, or 129.9%, in 2013, as compared to the prior years. The decrease in 2014 was primarily due to the impact of amortization for lease intangibles in 2013 not present in 2014, from communities acquired as part of the Archstone Acquisition. The increase in 2013 was primarily due to additional depreciation expense from the Archstone Acquisition, consisting largely of the depreciation of in-place lease intangibles, which were depreciated over a six month period.
General and administrative expense ("G&A") increased $1,852,000, or 4.7%, and $5,472,000, or 16.0%, in 2014 and 2013, respectively, as compared to the prior years. The increase in 2014 was primarily due to an increase in compensation expense, partially offset by legal recoveries in 2014 not present in the prior year. The increase in 2013 over 2012 was primarily due to increased compensation costs, including costs related to the Archstone Acquisition.
Casualty and impairment loss for 2012 consists of the losses we incurred associated with Superstorm Sandy.
Equity in income (loss) of unconsolidated entities increased by $159,920,000, in 2014 and decreased $32,068,000, in 2013, as compared to the prior years. The increase in 2014 was primarily due to gains on the sales of communities in various ventures, including the Company's promoted interests, coupled with certain expensed transaction costs associated with the Archstone Acquisition that were incurred in 2013 through the unconsolidated joint venture entities owned with Equity Residential that were not present in 2014. The decrease in 2013 is primarily due to costs of approximately $39,543,000 associated with the Archstone Acquisition that were incurred through the unconsolidated joint venture entities owned with Equity Residential during the year.
Gain on sale of land increased in 2014 and decreased 2013 as compared to the prior years, due to changes in volume and associated gains on the sale of land parcels.
Gain on sale of communities increased in 2014 over 2013, due to our implementation of new accounting guidance under ASU 2014-08 effective January 1, 2014, which impacted where we report income from operations as well as gains or losses from the disposition of operating communities. Gain on disposition for communities classified as held for sale subsequent to the adoption of the guidance is presented as part of this line item. For communities classified as held for sale prior to our adoption of ASU 2014-08, gain on sale is presented as gain on sale of discontinued operations.
Gain on acquisition of unconsolidated real estate entity for 2012 represents the amount by which the fair value of our prior ownership interest in the joint venture that owned Avalon Del Rey exceeded our carrying value.
Income tax expense for 2014 consists of federal income tax expense related to dispositions of the Company's direct and indirect interests in certain real estate assets acquired in the Archstone Acquisition, which were owned through a taxable REIT subsidiary.

Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2012 through December 31, 2014. Income from discontinued operations decreased in 2014 and 2013, as compared to the prior years. The decrease in 2014 was due to the change in accounting guidance for discontinued operations under ASU 2014-08, with individual community dispositions no longer classified as such. The decrease in 2013 was due to changes in the number of communities sold, the size and carrying value of those communities and the market conditions in the local area as compared to the prior year. See Note 7, "Real Estate Disposition Activities," to our Consolidated Financial Statements.
Gain on sale of discontinued operations decreased in 2014 and increased in 2013, as compared to the prior years. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented as gain on sale of communities.
Net (income) loss attributable to noncontrolling interests resulted in an allocation of income of $13,760,000 in 2014, and an allocation of loss of $370,000 and $307,000 in 2013 and 2012, respectively. The amount for 2014 includes our joint venture partners' 84.8% interest in the gain on the sale of a Fund I community that was consolidated for financial reporting purposes, in the amount of $14,132,000.
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
In 2015, we expect to meet our liquidity needs from a variety of internal and external sources, which may include the physical settlement of the Forward, real estate dispositions, cash balances on hand, borrowing capacity under our Credit Facility and/or the Term Loan, secured and unsecured debt financings, and other public or private sources of liquidity including the issuance of common and preferred equity, as well as cash generated from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. Capital raising activities in 2014 included asset sales, the Term Loan entered into in March, the issuance of common stock under CEP III (as defined below), and the issuance of unsecured notes in November.
Unrestricted cash and cash equivalents totaled $509,460,000 at December 31, 2014, an increase of $228,105,000 from $281,355,000 at December 31, 2013. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities—Net cash provided by operating activities increased to $886,641,000 in 2014 from $724,315,000 in 2013. The increase was driven primarily by increased NOI from existing and newly developed communities, a decrease in acquisition costs, and the timing of payments of corporate obligations.
Investing Activities—Net cash used in investing activities of $816,760,000 in 2014 is related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions and distributions from unconsolidated joint ventures. In 2014, we invested $1,341,657,000 in the following areas:

•	we invested $1,241,832,000 in the development and redevelopment of communities;

•	we had capital expenditures of $52,825,000 for our operating communities and non-real estate assets; and

•	we acquired one operating community for $47,000,000.

We received proceeds from dispositions of $297,466,000, and distributions from unconsolidated joint ventures in the amount of $203,945,000, associated primarily with the disposition of communities from CVP I, LLC, Fund I and Fund II.
Financing Activities—Net cash provided by financing activities totaled $158,224,000 in 2014. The net cash provided is due to:

•	issuance of $300,000,000 principal amount of unsecured notes;

•	issuance of common stock in the amount of $295,465,000 through CEP III;

•	borrowing $250,000,000 under the Term Loan; and

•	secured borrowings of $53,000,000.
These amounts are partially offset by:

•	payment of cash dividends in the amount of $593,643,000;

•	repayment of unsecured notes in the amount of $150,000,000; and

•	repayment of secured notes in the amount of $32,859,000.
Variable Rate Unsecured Credit Facility
The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.22% at January 31, 2015 assuming a one month borrowing rate). The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).
We did not have any borrowings outstanding under the Credit Facility and had $47,963,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2015.
Financial Covenants
We are subject to financial and other covenants contained in the Credit Facility, the Term Loan and the indenture under which our unsecured notes were issued. The principal financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.
We were in compliance with these covenants at December 31, 2014.
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
Continuous Equity Offering Program
In August 2012, we commenced a third continuous equity program ("CEP III"), under which we are authorized by our Board of Directors to sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. In conjunction with CEP III we have engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2014, we sold 2,069,538 shares at an average sales price of $144.95 per share, for net proceeds of $295,465,000. As of January 31, 2015, we had $346,304,000 of shares remaining authorized for issuance under this program.

Forward Equity Contract
On September 9, 2014, based on a market closing price of $155.83 per share on that date, we entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved will be determined on the date or dates of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. We generally have the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the Forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the Forward price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the Forward price and the weighted average market price for its common stock at the time of settlement. The Forward price and the weighted average market price would in both cases by determined under the applicable terms of the Forward. Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the Forward, and will receive either cash or issue shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the Forward. Settlement of the Forward will occur on one or more dates not later than September 8, 2015.
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
The following debt activity occurred during 2014:

•
In March 2014, we entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”).  At December 31, 2014, we had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

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

•
In November 2014, we issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $295,803,000. The notes mature in November 2024 and were issued at a stated coupon of 3.50%.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2014 (dollars in thousands) as compared to the amounts of debt outstanding as of at December 31, 2013. We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding			Scheduled Maturities
Community				12/31/2013	12/31/2014		2015	2016	2017	2018	2019	Thereafter
Tax-exempt bonds (4)
Fixed rate
Eaves Washingtonian Center I	7.84%	May-2027		$8,401	$8,011		$419	$449	$482	$517	$554	$5,590
Avalon Oaks	7.50%	Feb-2041		16,094	15,887		222	238	255	276	293	14,603
Avalon Oaks West	7.54%	Apr-2043		16,032	15,847		198	211	225	241	257	14,715
Avalon at Chestnut Hill	6.15%	Oct-2047		39,979	39,545		457	482	509	536	566	36,995
Avalon Westbury	4.13%	Nov-2036	(5)	62,200	62,200		—	—	—	—	—	62,200
				142,706	141,490		1,296	1,380	1,471	1,570	1,670	134,103

Variable rate (2)
Avalon at Mountain View	0.78%	Feb-2017		18,300	18,100	(3)	—	—	18,100	—	—	—
Avalon at Mission Viejo	1.21%	Jun-2025		7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.14%	Jun-2025		20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.47%	Jun-2025		38,800	38,800	(3)	—	—	—	—	—	38,800
Eaves Pacifica	1.49%	Jun-2025		17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	3.01%	Nov-2037		93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.51%	Jul-2040		45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.36%	Mar-2046	(5)	116,000	116,000	(6)	—	—	—	—	—	116,000
Avalon Walnut Creek	1.36%	Mar-2046	(5)	10,000	10,000	(6)	—	—	—	—	—	10,000
Avalon Morningside Park	1.60%	May-2046	(5)	100,000	100,000		—	—	—	—	—	100,000
Avalon Clinton North	1.72%	Nov-2038		147,000	147,000	(3)	—	—	—	—	—	147,000
Avalon Clinton South	1.72%	Nov-2038		121,500	121,500	(3)	—	—	—	—	—	121,500
Avalon Midtown West	1.63%	May-2029		100,500	100,500	(3)	—	—	—	—	—	100,500
Avalon San Bruno	1.61%	Dec-2037		64,450	64,450	(3)	—	—	—	—	—	64,450
Avalon Calabasas	1.71%	Apr-2028		44,410	44,410	(3)	—	—	—	128	403	43,879
				945,795	945,595		—	—	18,100	128	403	926,964
Conventional loans (4)
Fixed rate
$150 Million unsecured notes	—%	Apr-2014		150,000	—		—	—	—	—	—	—
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000		—	250,000	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000		—	—	250,000	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000		—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000		—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		—	300,000		—	—	—	—	—	300,000
Avalon Orchards	7.79%	Jul-2033		17,530	17,091		470	503	539	577	619	14,383
Avalon Darien	6.22%	Dec-2015		48,484	47,700	(7)	47,700	—	—	—	—	—
AVA Stamford	6.13%	Dec-2015		58,385	57,423	(7)	57,423	—	—	—	—	—
Avalon Walnut Creek	4.30%	Jul-2066		3,042	3,042		—	—	—	—	—	3,042
Avalon Shrewsbury	5.92%	May-2019		20,464	20,174		307	323	346	367	18,831	—
Eaves Trumbull	5.93%	May-2019		40,018	39,452		601	631	676	717	36,827	—
Avalon on Stamford Harbor	5.93%	May-2019		63,624	62,724	(9)	955	1,003	1,075	1,140	58,551	—
Avalon Freehold	5.95%	May-2019		35,475	34,973		532	559	599	636	32,647	—
Avalon Run East	5.95%	May-2019		38,013	37,475		571	599	642	681	34,982	—
Eaves Nanuet	6.06%	May-2019		64,149	63,242		963	1,011	1,083	1,150	59,035	—
Avalon at Edgewater (10)	5.95%	May-2019		76,088	75,012		1,142	1,199	1,285	1,363	70,023	—
Avalon Foxhall	6.06%	May-2019		57,150	56,341		858	901	965	1,024	52,593	—
Avalon at Gallery Place	6.06%	May-2019		44,405	43,776		667	700	750	796	40,863	—
Avalon at Traville	5.91%	May-2019		75,251	74,186		1,130	1,186	1,271	1,348	69,251	—
Avalon Bellevue	5.92%	May-2019		25,856	25,491		388	408	437	463	23,795	—
Avalon on The Alameda	5.91%	May-2019		52,278	51,539		785	824	883	937	48,110	—
Avalon at Mission Bay North	5.90%	May-2019		70,959	69,955		1,065	1,118	1,198	1,272	65,302	—
AVA Pasadena	4.05%	Jun-2018		11,869	11,683		195	202	213	11,073	—	—

Eaves Seal Beach	3.12%	Nov-2015		86,167	85,122	(8)	85,122	—	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015		167,595	165,561	(8)	165,561	—	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015		72,374	71,496	(8)	71,496	—	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015		28,844	28,494	(8)	28,494	—	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015		23,858	23,569	(8)	23,569	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015		42,703	42,185	(8)	42,185	—	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015		37,212	36,761	(8)	36,761	—	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015		28,742	28,394	(8)	28,394	—	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017		27,176	27,176		—	—	27,176	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017		15,669	15,669		—	—	15,669	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017		27,411	27,411		—	—	27,411	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017		20,754	20,754		—	—	20,754	—	—	—
Eaves Los Feliz	3.36%	Nov-2017		43,258	43,258		—	—	43,258	—	—	—
Avalon Oak Creek	3.36%	Nov-2017		85,288	85,288		—	—	85,288	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017		76,471	76,471		—	—	76,471	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017		140,332	140,332		—	—	140,332	—	—	—
Avalon Pasadena	3.34%	Nov-2017		28,079	28,079		—	—	28,079	—	—	—
Eaves West Valley	3.36%	Nov-2017		83,087	83,087		—	—	83,087	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017		104,694	104,694		—	—	104,694	—	—	—
Avalon Russett	3.36%	Nov-2017		39,972	39,972		—	—	39,972	—	—	—
Avalon First & M	5.56%	May-2053		142,061	140,964		954	987	1,067	1,129	1,195	135,632
Avalon San Bruno II	3.85%	Apr-2021		31,398	30,968		454	475	506	534	564	28,435
Avalon Westbury	4.13%	Nov-2036	(5)	21,260	20,145		1,172	1,231	1,293	1,358	1,426	13,665
Archstone Lexington	3.32%	Mar-2016		16,780	16,525		270	16,255	—	—	—	—
Avalon San Bruno III	4.87%	Jun-2020		56,210	56,210		561	1,147	1,188	1,226	1,264	50,824
Avalon Andover	3.28%	Apr-2018		14,821	14,505		325	336	346	13,498	—	—
Avalon Natick	3.13%	Apr-2019		—	14,818		319	329	339	349	13,482	—
				4,865,256	5,009,187		601,389	281,927	958,892	41,638	629,360	2,495,981

Variable rate (2)
Avalon Walnut Creek	1.70%	Mar-2046	(5)	8,500	8,500	(6)	—	—	—	—	—	8,500
Avalon Calabasas	2.41%	Aug-2018		57,314	55,827	(3)	1,084	1,152	1,225	52,366	—	—
Avalon Natick	2.44%	Apr-2019		—	37,539	(3)	809	833	858	884	34,155	—
Term Loan	1.77%	Mar-2021		—	250,000		—	—	—	—	—	250,000
				65,814	351,866		1,893	1,985	2,083	53,250	34,155	258,500

Total indebtedness - excluding Credit Facility				$6,019,571	$6,448,138		$604,578	$285,292	$980,546	$96,586	$665,588	$3,815,548
_________________________________

(1)	Includes credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)	Variable rates are given as of December 31, 2014.

(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)
Balances outstanding represent total amounts due at maturity, and are net of $6,735 of debt discount and $5,291 of debt discount and basis adjustments associated with the hedged unsecured notes as of December 31, 2014 and December 31, 2013, respectively, and $84,449 and $120,071 of premium associated with secured notes as of December 31, 2014 and December 31, 2013, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(5)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(6)	In July 2013 we remarketed the bonds and converted them to variable rate through July 2018.

(7)	Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

(8)	Outstanding principal balance was reduced in June 2014 in conjunction with the prepayment of a secured mortgage note under the master credit agreement.

(9)	This community was sold in January 2015, at which time we substituted another operating community as collateral for the borrowing.

(10)
In January 2015, we experienced a fire at Edgewater. As of the date of this Form 10-K there has been no change in the terms and conditions of the financing secured by Edgewater, and we are complying with all lender requirements. The mortgage note stipulates that in the event of a casualty loss such as the Edgewater fire, the lender has absolute discretion to determine the disposition of the insurance proceeds, and can compel us (i) to direct the insurance proceeds to be used for the restoration of Edgewater, or (ii) to apply the insurance proceeds to repay the outstanding loan balance, at par. We are currently working with the lender to resolve open issues related to this matter.

Future Financing and Capital Needs—Portfolio and Other Activity
As of December 31, 2014, we had 26 wholly-owned communities under construction and eight wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction and fund development costs related to pursuing Development Rights will be funded from:

•	our $1,300,000,000 Credit Facility;

•	the remaining $50,000,000 capacity under our Term Loan;

•	cash currently on hand, invested in highly liquid overnight money market funds and repurchase agreements, and short-term investment vehicles;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities, including through the Forward; and/or

•	private equity funding, including joint venture activity.
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
Fund I has nine institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund I, has a 15.2% combined general partner and limited partner equity interest, and has fully recovered its basis as of December 31, 2014, with any additional liquidation proceeds to be recognized in earnings as received. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I has a term that expires in March 2015. In 2014, Fund I sold its final four apartment communities.
Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $92,162,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.
The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $88,220,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. We acquired our interest in the U.S. Fund as part of the Archstone Acquisition.
In addition, as part of the Archstone Acquisition, we acquired an interest in the AC JV, which has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $69,633,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.
As of December 31, 2014, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting.  Refer to Note 6, “Investments in Real Estate Entities,” of the Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Principal Amount	Type	Interest Rate (3)	Maturity Date

Fund II
1. Briarwood Apartments—Owings Mills, MD		348	$45,765	$26,318	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg—Gaithersburg, MD (4)		684	102,638	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin—Tustin, CA		628	100,837	59,100	Fixed	3.81%	Oct 2017
4. Eaves Los Alisos—Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
5. Eaves Plainsboro—Plainsboro, NJ (5)		776	91,862	9,412	Fixed	5.04%	Jan 2016
6. Eaves Carlsbad—Carlsbad, CA		450	80,943	46,141	Fixed	4.68%	Feb 2018
7. Eaves Rockville—Rockville, MD		210	51,608	30,277	Fixed	4.26%	Aug 2019
8. Captain Parker Arms - Lexington, MA		94	22,181	13,500	Fixed	3.90%	Sep 2019
9. Eaves Rancho San Diego—San Diego, CA		676	127,847	69,913	Fixed	3.45%	Nov 2018
10. Avalon Watchung—Watchung, NJ		334	66,425	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	4,340	$717,572	$358,811		4.15%

U.S. Fund
1. Eaves Sunnyvale—Sunnyvale, CA (4)		192	$67,031	$33,806	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041—Studio City, CA		149	56,774	30,150	Fixed	3.34%	Nov 2022
3. Marina Bay—Marina del Rey, CA		205	76,986	—	N/A	N/A	N/A
4. Avalon Venice on Rose—Venice, CA		70	56,405	31,114	Fixed	3.31%	Jun 2020
5. Archstone Boca Town Center—Boca Raton, FL (6)		252	46,251	27,706	Fixed/Variable	3.54%	Feb 2019
6. Avalon Station 250—Dedham, MA		285	95,111	59,733	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower—Bethesda, MD		237	79,088	46,294	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay—New York, NY		209	134,470	68,920	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon—Kirkland, WA		131	50,023	30,157	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	$662,139	$327,880		3.92%

AC JV
1. Archstone North Point—Cambridge, MA (7)		426	$186,668	$111,653	Fixed	6.00%	Aug 2021
2. Archstone Woodland Park—Herndon, VA (7)		392	85,324	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Points Lofts — Cambridge, MA (8)		103	26,503	—	N/A	N/A	N/A
Total AC JV	20.0%	921	$298,495	$162,300		6.00%

Residual JV (9)
1. SWIB		1,410	$261,740	$148,866	Fixed/Variable	2.32%	Dec 2015 (10)
Total Residual JV	8.0%	1,410	$261,740	$148,866		2.32%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	$124,344	$105,000	Variable (11)	2.65%	Dec 2015
2. Brandywine Apartments of Maryland, LLC	28.7%	305	17,802	24,346	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	$142,146	$129,346		2.79%

Total Unconsolidated Investments		9,019	$2,082,092	$1,127,203		3.95%
_________________________________

(1)	Represents total capitalized cost as of December 31, 2014.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of December 31, 2014.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Fund II repaid an outstanding mortgage loan secured by this community at par during 2014.

(6)	The debt secured by this community is a variable rate note, of which $24,868 has been converted to an effective fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(8)	Development of this community was completed during 2014.

(9)	Our ownership interest of 8.0% is determined by our 40.0% ownership interest in the Residual JV entity with Equity Residential, which owns a 20.0% interest in SWIB.

(10)
Maturity date represents the earliest of the maturity dates on the two loans and four draws on the credit facility relating to the four communities owned by SWIB, as defined below. Maturity dates range from December 2015 to December 2029.

(11)	In December 2014 the interest rate converted from fixed to variable through the December 2015 maturity.
Off-Balance Sheet Arrangements
In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 6, "Investments in Real Estate Entities," of our Consolidated Financial Statements located elsewhere in this report.

•
As of December 31, 2014, subsidiaries of Fund II have 10 loans secured by individual assets with aggregate amounts outstanding of $358,811,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from January 2016 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of December 31, 2014). As of December 31, 2014, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount to that partner under the expected Fund II liquidation scenario. The estimated fair value of, and our obligation under, this guarantee, both at inception and as of December 31, 2014, was not significant and therefore we have not recorded any obligation for this guarantee as of December 31, 2014.
Each individual mortgage loan of Fund II was made to a special purpose, single asset subsidiary of Fund II. Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case Fund II could also have obligations with respect to the mortgage loan. In no event do the mortgage loans provide for recourse against investors in Fund II, including against us or our wholly-owned subsidiaries that invest in Fund II. A default by Fund II or a Fund II subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates. If Fund II or a subsidiary of Fund II were unable to meet its obligations under a loan, the value of our investment in Fund II would likely decline and we might also be more likely to be obligated under the guarantee we provided to Fund II partners as described above.  If a Fund II subsidiary or Fund II were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support Fund II through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund II asset).
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

•
As of December 31, 2014, subsidiaries of the U.S. Fund have nine loans secured by individual assets with aggregate amounts outstanding of $327,880,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
As of December 31, 2014, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including us, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC, the entity that owns Avalon at Mission Bay North II, has a loan secured by the underlying real estate assets of the community for $105,000,000. In December 2014, the loan converted from fixed rate to a variable rate, interest-only note bearing interest at LIBOR plus 2.50%, maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

In January 2015, we received $20,700,000 from the joint venture partner associated with MVP I, LLC upon agreement to modify the joint venture agreement to eliminate our promoted interest for future return calculations and associated distributions. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture.

•
As of December 31, 2014, Brandywine has an outstanding $24,346,000 fixed rate mortgage loan that is payable by Brandywine. We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•
As of December 31, 2014, SWIB, the joint venture for which we have an 8.0% indirect interest in through the Residual JV, has two loans and four draws on a credit facility secured by individual assets with aggregate amounts outstanding of $148,866,000 with varying maturity dates, ranging from December 2015 to December 2029. We have not guaranteed the debt of SWIB, nor do we have any obligation to fund this debt should SWIB be unable to do so.

There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.
Contractual Obligations
Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2014 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$6,448,138	$604,578	$1,265,838	$762,174	$3,815,548
Interest on Debt Obligations	1,932,230	269,081	459,352	319,925	883,872
Capital Lease Obligations (1) (2)	62,599	1,885	19,931	1,696	39,087
Operating Lease Obligations (1)	1,332,711	20,337	41,464	43,056	1,227,854
	$9,775,678	$895,881	$1,786,585	$1,126,851	$5,966,361
_________________________________

(1)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

(2)	Aggregate capital lease payments include $28,318 in interest costs.

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

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from economic conditions; and

•	trends affecting our financial condition or results of operations.
We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1A. "Risk Factors" in this report for further discussion of risks associated with forward-looking statements.
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
our preliminary expectations and assumptions as of the date of this filing regarding insurance coverage, lender payoff and refinancing requirements and potential uninsured loss amounts resulting from the Edgewater fire, as well as the ultimate cost and timing of replacing the Edgewater building and achieving stabilized occupancy, are subject to change and could materially affect our current expectations regarding the impact of the fire on our financial condition and results of operations;

•
the expected proceeds from settlement of the Forward are subject to adjustment for changes in the Fed Funds rate and the amount of dividends we pay on our common stock, and our receipt of settlement proceeds assumes that we will settle the Forward by physical delivery;

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
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, "Organization and Basis of Presentation," of our Consolidated Financial Statements.
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
If we were to consolidate the joint ventures that we accounted for using the equity method, excluding joint venture entities the company formed with Equity Residential as part of the Archstone Acquisition, at December 31, 2014, our assets would have increased by $1,391,602,000 and our liabilities would have increased by $1,005,012,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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
Cost Capitalization
We capitalize costs during the development of assets. Capitalization begins when we determine that development of a future asset is probable and continues until the asset, or a portion of the asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking apartment homes out of service when significant renovation of the common area has begun and continue until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment and continue until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized in earnings as they accrue. We defer costs associated with originating new leases, recognizing the impact of these costs in earnings over the term of the lease
During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $37,433,000, $38,128,000 and $26,513,000 for 2014, 2013 and 2012, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2014 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our costs charged to expense would have increased by $3,743,000.
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
Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2014 would have decreased by $6,703,000.
Abandoned Pursuit Costs & Asset Impairment
We evaluate our real estate and other long-lived assets for impairment when potential indicators of impairment exist. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we assess its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. We assess land held for development for impairment if our intent changes with respect to the development of the land. We evaluate our unconsolidated investments for impairment, considering both the carrying value of the investment, estimated to be the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as our proportionate share of any impairment of assets held by unconsolidated investments.
We expense costs related to abandoned pursuits, which include the abandonment of Development Rights and disposition pursuits. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future years.
Our focus on value creation through real estate development presents an impairment risk in the event of a future deterioration of the real estate and/or capital markets or a decision by us to reduce or cease development. We cannot predict the occurrence of future events that may cause an impairment assessment to be performed, or the likelihood of any future impairment charges, if any. You should also review Item 1A. “Risk Factors” in this Form 10-K.

REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of our taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2014, our net income would have decreased by approximately $274,794,000.
Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.
Acquisition of Investments in Real Estate
We account for our acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.

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
As of December 31, 2014 and 2013, we had $1,297,461,000 and $1,011,609,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2014 and 2013, our annual interest costs would have increased by approximately $13,035,000 and $9,680,000, respectively, based on balances outstanding during the applicable years. In 2013, in conjunction with the Archstone Acquisition, we assumed approximately $2,034,482,000 secured fixed and floating rate indebtedness, which impacted the Company's overall exposure to interest rate risk. In May 2013, a $215,000,000 forward interest rate protection agreement matured, resulting in a payment to the counterparty of $51,000,000, the fair value at time of settlement.
Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.
In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate carrying value of $6,448,138,000 at December 31, 2014 had an estimated aggregate fair value of $6,558,022,000 at December 31, 2014. Contractual fixed rate debt represented $5,443,736,000 of the fair value at December 31, 2014. If interest rates had been 100 basis points higher as of December 31, 2014, the fair value of this fixed rate debt would have decreased by approximately $365,417,000.
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

(b)
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2015.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2015.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 21, 2015, to the extent not set forth below.
The Company maintains the 2009 Stock Option and Incentive Plan (the "2009 Plan") and the 1996 Non-Qualified Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Option and Incentive Plan (the "1994 Plan") under which awards were previously made, and the ESPP as of December 31, 2014:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,204,107	(2)	$114.79	(3)	1,673,193
Equity compensation plans not approved by security holders (4)	—		N/A		714,827
Total	1,204,107		$114.79	(3)	2,388,020
_________________________________

(1)	Consists of the 2009 Plan.

(2)
Includes 93,749 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2014, 2015 and 2016. Does not include 190,240 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

(3)	Excludes performance awards and deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(4)	Consists of the ESPP.
The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 10, "Stock-Based Compensation Plans," of our Consolidated Financial Statements included in this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2015.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 21, 2015.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-4

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-9

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-37

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

4.6	__
Fifth Supplemental Indenture, dated as of November 21, 2014, between the Company and the Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on November 21, 2014.)

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

10.6+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.7+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Naughton, Sargeant, and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)
10.8+	—	Employment Agreement between the Company and Timothy J. Naughton, dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 21, 2011.)
10.9+	—	Employment Agreement between the Company and Leo S. Horey dated as of December 16, 2011. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed December 21, 2011.)
10.10+	—	AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed May 28, 2009.)
10.11+	__	Amendment to the AvalonBay Communities, Inc. 2009 Stock Option and Incentive Plan approved by the Board of Directors on May 21, 2014 following a stockholder vote. (Filed herewith.)

10.12+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.13+	—
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

10.36+	—	Retirement Agreement between the Company and Thomas J. Sargeant dated as of May 20, 2014. (Filed herewith.)
10.37+	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2013.)
10.38	—
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

10.44	---
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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders' equity, and (v) notes to consolidated financial statements.

_______________________________________________________________________________

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

AvalonBay Communities, Inc.
Date: February 18, 2015	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2015	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 18, 2015	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 18, 2015	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 18, 2015	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 18, 2015	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 18, 2015	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 18, 2015	By:	/s/ BRUCE A. CHOATE
Bruce A. Choate, Director
Date: February 18, 2015	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 18, 2015	By:	/s/ JOHN J. HEALY, JR.
John J. Healy, Jr., Director
Date: February 18, 2015	By:	/s/ LANCE R. PRIMIS
Lance R. Primis, Director
Date: February 18, 2015	By:	/s/ PETER S. RUMMELL
Peter S. Rummell, Director
Date: February 18, 2015	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 18, 2015	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 19, 2015

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of AvalonBay Communities, Inc.:
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of AvalonBay Communities, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 19, 2015

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/14	12/31/13
ASSETS
Real estate:
Land and improvements	$3,465,650	$3,251,780
Buildings and improvements	12,317,304	11,007,775
Furniture, fixtures and equipment	404,103	338,813
	16,187,057	14,598,368
Less accumulated depreciation	(2,891,254)	(2,455,790)
Net operating real estate	13,295,803	12,142,578
Construction in progress, including land	1,417,246	1,582,876
Land held for development	180,516	300,364
Operating real estate assets held for sale, net	42,175	258,391
Total real estate, net	14,935,740	14,284,209

Cash and cash equivalents	509,460	281,355
Cash in escrow	95,625	98,564
Resident security deposits	29,617	26,672
Investments in unconsolidated real estate entities	298,315	367,866
Deferred financing costs, net	39,728	40,460
Deferred development costs	67,029	31,592
Prepaid expenses and other assets	201,209	197,425
Total assets	$16,176,723	$15,328,143

LIABILITIES AND EQUITY
Unsecured notes, net	$2,993,265	$2,594,709
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,532,587	3,539,642
Dividends payable	153,207	138,476
Payables for construction	101,946	94,632
Accrued expenses and other liabilities	244,821	240,337
Accrued interest payable	41,318	42,854
Resident security deposits	49,502	44,594
Liabilities related to real estate assets held for sale	907	15,852
Total liabilities	7,117,553	6,711,096

Redeemable noncontrolling interests	12,765	17,320

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2014 and 2013; zero shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2014 and 2013; 132,050,382 and 129,416,695 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,320	1,294
Additional paid-in capital	9,354,685	8,988,723
Accumulated earnings less dividends	(267,085)	(345,254)
Accumulated other comprehensive loss	(42,515)	(48,631)
Total stockholders' equity	9,046,405	8,596,132
Noncontrolling interest	—	3,595
Total equity	9,046,405	8,599,727
Total liabilities and equity	$16,176,723	$15,328,143
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/14	12/31/13	12/31/12
Revenue:
Rental and other income	$1,674,011	$1,451,419	$990,370
Management, development and other fees	11,050	11,502	10,257
Total revenue	1,685,061	1,462,921	1,000,627

Expenses:
Operating expenses, excluding property taxes	410,672	352,245	259,350
Property taxes	178,634	158,774	97,555
Interest expense, net	180,618	172,402	136,920
Loss on extinguishment of debt, net	412	14,921	1,179
Loss on interest rate contract	—	51,000	—
Depreciation expense	442,682	560,215	243,680
General and administrative expense	41,425	39,573	34,101
Expensed acquisition, development and other pursuit costs, net of recoveries	(3,717)	45,050	11,350
Casualty and impairment loss	—	—	1,449
Total expenses	1,250,726	1,394,180	785,584

Equity in income (loss) of unconsolidated entities	148,766	(11,154)	20,914
Gain on sale of land	490	240	280
Gain on sale of communities	84,925	—	—
Gain on acquisition of unconsolidated entity	—	—	14,194

Income from continuing operations before taxes	668,516	57,827	250,431
Income tax expense	9,368	—	—

Income from continuing operations	659,148	57,827	250,431

Discontinued operations:
Income from discontinued operations	310	16,713	26,820
Gain on sale of real estate assets	37,869	278,231	146,311
Total discontinued operations	38,179	294,944	173,131

Net income	697,327	352,771	423,562
Net (income) loss attributable to noncontrolling interests	(13,760)	370	307

Net income attributable to common stockholders	$683,567	$353,141	$423,869

Other comprehensive income:
Unrealized loss on cash flow hedges	(121)	—	(22,876)
Cash flow hedge losses reclassified to earnings	6,237	59,376	1,889
Comprehensive income	$689,683	$412,517	$402,882

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders	$4.93	$0.46	$2.57
Discontinued operations attributable to common stockholders	0.29	2.32	1.77
Net income attributable to common stockholders	$5.22	$2.78	$4.34

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders	$4.92	$0.46	$2.55
Discontinued operations attributable to common stockholders	0.29	2.32	1.77
Net income attributable to common stockholders	$5.21	$2.78	$4.32
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2011	—	95,175,677	$—	$952	$4,652,457	$(171,648)	$(87,020)	$4,394,741	$7,151	$4,401,892
Net income attributable to common stockholders	—	—	—	—	—	423,869	—	423,869	—	423,869
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(22,876)	(22,876)	—	(22,876)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	1,889	1,889	—	1,889
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(375)	—	(375)	—	(375)
Noncontrolling interest consolidation and income allocation	—	—	—	—	—	—	—	—	(3,573)	(3,573)
Dividends declared to common stockholders	—	—	—	—	—	(391,906)	—	(391,906)	—	(391,906)
Issuance of common stock, net of withholdings	—	19,227,795	—	192	2,416,852	(2,269)	—	2,414,775	—	2,414,775
Amortization of deferred compensation	—	—	—	—	17,098	—	—	17,098	—	17,098
Balance at December 31, 2012	—	114,403,472	—	1,144	7,086,407	(142,329)	(108,007)	6,837,215	3,578	6,840,793
Net income attributable to common stockholders	—	—	—	—	—	353,141	—	353,141	—	353,141
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	59,376	59,376	—	59,376
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(1,246)	—	(1,246)	—	(1,246)
Noncontrolling interest consolidation and income allocation	—	—	—	—	1,515	—	—	1,515	17	1,532
Dividends declared to common stockholders	—	—	—	—	—	(553,829)	—	(553,829)	—	(553,829)
Issuance of common stock, net of withholdings	—	15,013,223	—	150	1,873,792	(991)	—	1,872,951	—	1,872,951
Amortization of deferred compensation	—	—	—	—	27,009	—	—	27,009	—	27,009
Balance at December 31, 2013	—	129,416,695	—	1,294	8,988,723	(345,254)	(48,631)	8,596,132	3,595	8,599,727
Net income attributable to common stockholders	—	—	—	—	—	683,567	—	683,567	—	683,567
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(121)	(121)	—	(121)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,237	6,237	—	6,237
Change in redemption value of noncontrolling interest	—	—	—	—	—	3,709	—	3,709	—	3,709
Noncontrolling interests income allocation	—	—	—	—	—	—	—	—	14,221	14,221
Noncontrolling interests derecognition	—	—	—	—	—	—	—	—	(17,816)	(17,816)
Dividends declared to common stockholders	—	—	—	—	—	(608,709)	—	(608,709)	—	(608,709)
Issuance of common stock, net of withholdings	—	2,633,687	—	26	339,186	(398)	—	338,814	—	338,814
Amortization of deferred compensation	—	—	—	—	26,776	—	—	26,776	—	26,776
Balance at December 31, 2014	—	132,050,382	$—	$1,320	$9,354,685	$(267,085)	$(42,515)	$9,046,405	$—	$9,046,405
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/14	12/31/13	12/31/12
Cash flows from operating activities:
Net income	$697,327	$352,771	$423,562
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	442,682	560,215	243,680
Depreciation expense from discontinued operations	—	13,500	16,414
Amortization of deferred financing costs	6,383	6,803	6,427
Amortization of debt (premium) discount	(34,961)	(29,750)	—
Amortization of stock-based compensation	13,927	15,160	8,707
Equity in loss (income) of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	4,906	33,125	(12,103)
Cash flow hedge losses reclassified to earnings	6,237	59,376	1,889
Casualty loss and impairment of real estate assets	—	—	1,449
Abandonment of development pursuits	1,455	—	—
Loss on extinguishment of debt, net	412	14,921	1,781
Gain on sale of real estate assets	(255,300)	(278,471)	(146,591)
Gain on acquisition of unconsolidated entity	—	—	(14,194)
Decrease (increase) in cash in operating escrows	55	(28,960)	6,543
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(3,441)	(5,372)	7,992
Decrease (increase) in accrued expenses, other liabilities and accrued interest payable	6,959	10,997	(4,737)
Net cash provided by operating activities	886,641	724,315	540,819

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,241,832)	(1,285,715)	(755,363)
Acquisition of real estate assets, including partnership interest	(47,000)	(839,469)	(155,755)
Capital expenditures—existing real estate assets	(46,902)	(24,415)	(23,452)
Capital expenditures—non-real estate assets	(5,923)	(2,200)	(3,076)
Proceeds from sale of communities, net of selling costs	297,466	919,682	274,018
Mortgage note receivable repayment	21,748	—	—
Increase in payables for construction	7,400	34,779	16,832
Decrease in cash in construction escrows	—	—	16,824
Distributions from unconsolidated real estate entities	203,945	42,955	26,700
Investments in unconsolidated real estate entities	(5,662)	(26,791)	(20,114)
Net cash used in investing activities	(816,760)	(1,181,174)	(623,386)

Cash flows from financing activities:
Issuance of common stock	346,134	4,703	2,430,190
Dividends paid	(593,643)	(526,050)	(365,572)
Issuance of mortgage notes payable	53,000	84,928	—
Repayments of mortgage notes payable, including prepayment penalties	(32,859)	(2,110,347)	(110,013)
Issuance of unsecured notes	550,000	750,000	700,000
Settlement of interest rate contract	—	(51,000)	(54,930)
Repayment of unsecured notes	(150,000)	(100,000)	(381,001)
Payment of deferred financing costs and issuance discounts	(7,820)	(10,100)	(15,664)
Redemption of units for cash by minority partners	—	(1,965)	—
Acquisition of joint venture partner equity interest	—	—	(3,350)
Distributions to DownREIT partnership unitholders	(26)	(32)	(29)
Distributions to joint venture and profit-sharing partners	(262)	(317)	(299)
Redemption of preferred interest obligation	(6,300)	(35,224)	—
Net cash provided by (used in) financing activities	158,224	(1,995,404)	2,199,332

Net increase (decrease) in cash and cash equivalents	228,105	(2,452,263)	2,116,765

Cash and cash equivalents, beginning of year	281,355	2,733,618	616,853
Cash and cash equivalents, end of year	$509,460	$281,355	$2,733,618
Cash paid during the year for interest, net of amount capitalized	$191,966	$179,325	$119,268
See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities:
During the year ended December 31, 2014:

•
As described in Note 4, “Equity,” 115,163 shares of common stock were issued as part of the Company's stock based compensation plan, of which 16,209 shares related to the conversion of restricted stock units to restricted shares, and the remaining 98,954 shares valued at $12,799,000 were issued in connection with new stock grants; 2,434 shares valued at $335,000 were issued through the Company’s dividend reinvestment plan; 55,523 shares valued at $4,746,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,970 restricted shares as well as restricted stock units with an aggregate value of $2,938,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common dividends declared but not paid totaled $153,207,000.

•
The Company recorded a decrease of $3,709,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 12, “Fair Value.”

•
The Company recorded a decrease in prepaid expenses and other assets and a corresponding loss to other comprehensive income of $121,000, and reclassified $6,237,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company derecognized $17,816,000 in noncontrolling interest in conjunction with the deconsolidation of a Fund I subsidiary.
During the year ended December 31, 2013:

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

During the year ended December 31, 2012:

•
The Company issued 96,592 shares of common stock valued at $12,883,000 in connection with stock grants, 2,331 shares valued at $321,000 were issued through the Company's dividend reinvestment plan, 121,351 shares valued at $15,543,000 were withheld to satisfy employees' tax withholding and other liabilities and 7,558 shares and options valued at $393,000 previously issued in connection with employee compensation were cancelled upon forfeiture. In addition, the Company granted 115,303 options for common stock at a value of $3,357,000.

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
AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes under the Internal Revenue Code of 1986 (the “Code”). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California.
At December 31, 2014, the Company owned or held a direct or indirect ownership interest in 251 operating apartment communities containing 73,963 apartment homes in 11 states and the District of Columbia, of which eight communities containing 2,938 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 26 communities under construction that are expected to contain an aggregate of 8,524 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 37 communities that, if developed as expected, will contain an estimated 10,384 apartment homes.
Capitalized terms used without definition have meanings provided elsewhere in this Form 10-K.
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
Revenue and Gain Recognition
Rental income related to leases is recognized on an accrual basis when due from residents as required by the accounting guidance applicable to leases, which provides guidance on classification and recognition. In accordance with the Company's standard lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. The Company records a charge to income for outstanding receivables greater than 90 days past due as a component of operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income.
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
Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is still probable and (iii) ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, or the Company's intended use changes such that capitalization is no longer appropriate. For redevelopment efforts, the Company capitalizes costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized in earnings as incurred. The Company defers costs associated with originating new leases, recognizing the impact of these costs in earnings over the term of the lease.
The Company acquired as a Development Right one land parcel partially improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2014, the Company is actively pursuing development of this parcel. For the land parcel for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on these land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
In connection with the acquisition of an operating community, the Company identifies and records each asset acquired and liability assumed in such transaction at its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land, buildings and improvements, and furniture, fixtures and equipment, and the in-place lease intangible assets, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company expenses all costs incurred related to acquisitions of operating communities. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities. The approach applies industry standard replacement costs adjusted for geographic specific considerations, and reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and is adjusted for estimated depreciation. The fair value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of the acquired lease-related intangibles considers the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time. The lease-up period for an apartment community is assumed to be 12 months to achieve stabilized occupancy. Net revenues use market rent considering actual leasing and industry rental rate data. The value of current leases relative to a market-rate lease is based on market rents obtained for market comparables, and considered a market derived discount rate. Given the significance of unobservable inputs used in the value of real estate assets acquired, it classifies them as Level 3 prices in the fair value hierarchy.
Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to 30 years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.
Income Taxes
As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2011 through 2013.
The Company elected to be taxed as a REIT under the Code for its tax year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of its taxable income over the time period allowed under the Code to its stockholders. The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the avoidance of income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2014, 2013 and 2012. In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries ("TRS") is subject to federal, state and local income taxes. The Company incurred income tax expense of $9,368,000 in 2014 associated with disposition activities transacted through a TRS. See Note 6, "Investments in Real Estate Entities" and Note 7, "Real Estate Disposition Activities," for further discussion. No taxes were incurred during 2013 or 2012.
The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014 Estimate	2013 Actual	2012 Actual
Net income attributable to common stockholders	$683,567	$353,141	$423,869
GAAP gain on sale of communities (in excess of) less than tax gain	17,688	29,388	37,525
Depreciation/amortization timing differences on real estate	42,195	180,293	9,572
Deductible acquisition costs	(7,681)	(26,427)	—
Amortization of debt/mark to market interest	(38,202)	(31,965)	—
Tax compensation expense less than (in excess of) GAAP	(6,789)	12,886	(26,314)
Casualty and impairment loss	—	—	1,449
Other adjustments	(39,726)	1,018	(9,034)
Taxable net income	$651,052	$518,334	$437,067
The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Ordinary income	62%	42%	47%
20% capital gain (15% for 2012)	29%	40%	33%
Unrecaptured §1250 gain	9%	18%	20%
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs was $24,444,000 as of December 31, 2014 and $19,719,000 as of December 31, 2013.
Cash, Cash Equivalents and Cash in Escrow
Cash and cash equivalents include all cash and liquid investments with an original maturity of three months or less from the date acquired. Cash in escrow includes principal reserve funds that are restricted for the repayment of specified secured financing. The majority of the Company's cash, cash equivalents and cash in escrow are held at major commercial banks.
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

	For the year ended
	12/31/14	12/31/13	12/31/12
Basic and diluted shares outstanding
Weighted average common shares—basic	130,586,718	126,855,754	97,416,401
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	643,284	402,649	601,251
Weighted average common shares—diluted	131,237,502	127,265,903	98,025,152

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$683,567	$353,141	$423,869
Net income allocated to unvested restricted shares	(1,523)	(563)	(1,264)
Net income attributable to common stockholders, adjusted	$682,044	$352,578	$422,605

Weighted average common shares—basic	130,586,718	126,855,754	97,416,401

Earnings per common share—basic	$5.22	$2.78	$4.34

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$683,567	$353,141	$423,869
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	35	32	28
Adjusted net income attributable to common stockholders	$683,602	$353,173	$423,897

Weighted average common shares—diluted	131,237,502	127,265,903	98,025,152

Earnings per common share—diluted	$5.21	$2.78	$4.32

Dividends per common share	$4.64	$4.28	$3.88
Certain options to purchase shares of common stock in the amount of 605,899 and 396,346 were outstanding as of December 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of December 31, 2014 are included in the computation of diluted earnings per share.
The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2014 was 1.4% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2014, 2013 and 2012.
Abandoned Pursuit Costs, Impairment of Long-Lived Assets and Casualty Loss
The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2014, 2013 and 2012, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $3,964,000, $998,000 and $1,757,000 during the years ended December 31, 2014, 2013 and 2012, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.
The Company evaluates its real estate and other long-lived assets for impairment if the intent of the Company changes with respect to either the development of, or the expected hold period for, the land. The Company did not recognize any impairment charges for land holdings in 2014, 2013 or 2012.
The Company also evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated entities during the years ended December 31, 2014, 2013 or 2012.
During the year ended December 31, 2012 the Company incurred damages related to Superstorm Sandy at certain of its communities on the East Coast, and recognized a charge of $1,449,000 for the casualty loss associated with this damage on the accompanying Consolidated Statements of Comprehensive Income. The Company did not incur a casualty loss in 2014 or 2013. A casualty loss may also result in lost operating income from one or more communities that is covered by the Company’s business interruption insurance policies. The Company recognizes income for amounts received under its business interruption insurance policies as a component of rental and other income in the Consolidated Statements of Comprehensive Income. Revenue is recognized upon resolution of all contingencies related to the receipt, typically upon written confirmation by the insurer or receipt of the actual proceeds. The Company recognized $2,494,000 and $299,000 in income related business interruption insurance proceeds for the years ended December 31, 2014 and 2013, respectively. There were no business interruption insurance proceeds received in 2012.
See Note 14, "Subsequent Events," for discussion of the fire at Avalon at Edgewater.
Assets Held for Sale and Discontinued Operations
The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company's Consolidated Statements of Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one operating community that qualified for held for sale presentation at December 31, 2014.
Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest's initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in shares of the Company's common stock shares, where permitted, may not be within the Company's control. The nature and valuation of the Company's redeemable noncontrolling interests are discussed further in Note 12, "Fair Value."
Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Other than the $51,000,000 loss on interest rate contract recorded during 2013, fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 12, "Fair Value," for further discussion of derivative financial instruments.
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
Reclassifications
Certain reclassifications have been made to amounts in prior years' financial statements to conform to current year presentations as a result of discontinued operations and changes in held for sale classification as described in Note 7, “Real Estate Disposition Activities.”
Recently Adopted Accounting Standards
In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("FASB") (ASU) 2014-08, guidance updating the accounting and reporting for discontinued operations. Under the recently issued guidance, only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. Additionally, the final standard requires expanded disclosures about dispositions that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations, as well as disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The final standard is effective in the first quarter of 2015 and allows for early adoption. The Company adopted the guidance as of January 1, 2014, as discussed in Note 7, “Real Estate Disposition Activities.”

In May 2014, the FASB issued a revenue recognition standard that will result in companies recognizing revenue from contracts when control for the service or product that is the subject of the contract is transferred from the seller to the buyer. The Company will be required to apply the new standard in the first quarter of 2017 and is assessing whether the new standard will have a material effect on its financial position or results of operations.

2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $69,961,000, $66,838,000 and $49,556,000 for years ended December 31, 2014, 2013 and 2012, respectively.
3. Notes Payable, Unsecured Notes and Credit Facility
The Company's mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of December 31, 2014 and December 31, 2013 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2014 and December 31, 2013, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 7, "Real Estate Disposition Activities").

	12/31/14	12/31/13
Fixed rate unsecured notes (1)	$2,750,000	$2,600,000
Term Loan	250,000	—
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	2,400,677	2,407,962
Variable rate mortgage notes payable—conventional and tax-exempt	1,047,461	1,011,609
Total notes payable and unsecured notes	6,448,138	6,019,571
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,448,138	$6,019,571
_________________________________

(1)	Balances at December 31, 2014 and December 31, 2013 exclude $6,735 and $5,291, respectively, of debt discount as reflected in unsecured notes, net on the Company's Consolidated Balance Sheets.

(2)	Balances at December 31, 2014 and December 31, 2013 exclude $84,449 and $120,071, respectively, of debt premium as reflected in mortgage notes payable on the Company's Consolidated Balance Sheets.
The following debt activity occurred during the year ended December 31, 2014:

•
In March 2014, the Company entered into a $300,000,000 variable rate unsecured term loan that matures in March 2021 (the “Term Loan”). At December 31, 2014, the Company had drawn $250,000,000 of the available $300,000,000, with the option to draw the additional $50,000,000 until March 2015.

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

•
In November 2014, the Company issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $295,803,000. The notes mature in November 2024 and were issued at a stated coupon of 3.50%.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on LIBOR, rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.05% (1.22% at December 31, 2014), assuming a one month borrowing rate. The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $49,407,000 and $65,018,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2014 and December 31, 2013, respectively.
In the aggregate, secured notes payable mature at various dates from November 2015 through July 2066, and are secured by certain apartment communities (with a net carrying value of $4,413,855,000, excluding communities classified as held for sale, as of December 31, 2014).
As of December 31, 2014, the Company has guaranteed approximately $257,917,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% at both December 31, 2014 and December 31, 2013. The weighted average interest rate of the Company's variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both December 31, 2014 and December 31, 2013.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2014 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2015	$17,873	$586,705	$—	—%

2016	19,037	16,255	250,000	5.750%

2017	20,255	710,291	250,000	5.700%

2018	19,649	76,937	—	—%

2019	7,141	658,447	—	—%

2020	6,209	50,824	250,000	6.100%
			400,000	3.625%

2021	5,984	27,844	250,000	3.950%
			250,000	LIBOR + 1.450%

2022	6,351	—	450,000	2.950%

2023	6,742	—	350,000	4.200%
			250,000	2.850%

2024	4,858	—	300,000	3.500%

Thereafter	—	1,206,736	—	—%

	$114,099	$3,334,039	$3,000,000
The Company's unsecured notes are redeemable at our option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific series of unsecured notes, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued contains limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2014.

4. Equity
As of December 31, 2014 and 2013, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.
During the year ended December 31, 2014, the Company:

(i)	issued 2,069,538 common shares through public offerings under CEP III, discussed below;

(ii)	issued 500,197 shares of common stock in connection with stock options exercised;

(iii)	issued 2,434 common shares through the Company's dividend reinvestment plan;

(iv)	issued 115,163 common shares in connection with stock grants and the conversion of restricted stock units to restricted shares;

(v)	withheld 55,523 common shares to satisfy employees' tax withholding and other liabilities;

(vi)	canceled 7,970 shares of restricted stock upon forfeiture; and

(vii)	issued 9,848 shares through the Employee Stock Purchase Plan.
Any deferred compensation related to the Company’s stock option and restricted stock grants during the year ended December 31, 2014 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2014, and will not be reflected until earned as compensation cost.
In August 2012, the Company commenced a third continuous equity program ("CEP III"), under which the Company is authorized by its Board of Directors to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the year ended December 31, 2014, the Company sold 2,069,538 shares at an average sales price of $144.95 per share, for net proceeds of $295,465,000. As of December 31, 2014, the Company had $346,304,000 of shares remaining authorized for issuance under this program.
On September 9, 2014, based on a market closing price of $155.83 per share on that date, the Company entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved by the Company will be determined on the date or dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. The Company generally has the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the Forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby the Company will either pay or receive the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement, or (iii) net share settlement, whereby the Company will either receive or issue shares of its common stock, with the number of shares issued or received determined by the difference between the Forward price and the weighted average market price for its common stock at the time of settlement. The Forward price and the weighted average market price would in both cases by determined under the applicable terms of the Forward. Under either of the net settlement provisions, the Company will pay to the counterparty either cash or shares of its common stock when the weighted average market price of its common stock at the time of settlement exceeds the Forward price, and will receive either cash or issue shares of its common stock to the extent that the weighted average market price of its common stock at the time of settlement is less than the price under the Forward. Settlement of the Forward will occur on one or more dates not later than September 8, 2015. The Company accounts for the Forward as equity. Before the issuance of shares of the Company’s common stock, if any, upon physical or net share settlement of the Forward, the Company expects that the shares issuable upon settlement of the Forward will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward over the number of shares of common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the Forward, the delivery of shares of our common stock would result in an increase in the number of shares outstanding and dilution to our earnings per share.

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
Under the terms of the Purchase Agreement, the Company acquired approximately 40.0% of Archstone's assets and liabilities and Equity Residential acquired approximately 60.0% of Archstone’s assets and liabilities (the “Archstone Acquisition”). The Company accounted for the acquisition as a business combination and recorded the purchase price to acquired tangible assets consisting primarily of direct and indirect interests in land and related improvements, buildings and improvements and construction in progress and identified intangible assets and liabilities, consisting primarily of the value of above and below market leases, the value of in-places leases and acquired management fees, at their fair values. The following table summarizes the Company's final purchase price allocation:

Acquisition Date Fair Value
(dollars in thousands)
Land and land improvements	$1,745,520
Buildings and improvements	3,711,853
FF&E	52,290
Construction-in-progress, including land and land held for development (1)	401,747
In-place lease intangibles	182,467
Other assets	109,717
Total consolidated assets	6,203,594
Interest in unconsolidated real estate entities	276,954
Total assets	6,480,548

Fair value of assumed mortgage notes payable	3,732,980
Liability for preferred obligations	67,493
Other liabilities	31,984
Noncontrolling interest	13,262
Net assets acquired	2,634,829
Common shares issued	1,875,210
Cash consideration	$759,619
_________________________________

(1)	Includes amounts for in-place leases for development communities.
During the year ended December 31, 2013, the Company recognized $83,594,000 in acquisition related expenses associated with the Archstone Acquisition, with $39,543,000 reported as a component of equity in income (loss) of unconsolidated entities, and the balance in expensed acquisition, development and other pursuit costs, net of recoveries, on the accompanying Consolidated Statements of Comprehensive Income.
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

For the period including February 28, 2013 through December 31, 2013
Revenues	$353,427
Loss attributable to common shareholders (1)	$(105,589)
_________________________________

(1)	Amounts exclude acquisition costs for the Archstone Acquisition.
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
As of December 31, 2014, the Company had investments in the following real estate entities:

•
AvalonBay Value Added Fund, LP ("Fund I")—In March 2005, the Company formed Fund I, a private, discretionary real estate investment vehicle, which acquired and operated communities in the Company's markets. Fund I served as the principal vehicle through which the Company acquired investments in apartment communities, subject to certain exceptions, until March 2008. Fund I has a term that expires in March 2015, after having exercised two one-year extension options. During 2014, Fund I sold its final four apartment communities. Fund I has nine institutional investors, including the Company. A significant portion of the investments made in Fund I by its investors were made through AvalonBay Value Added Fund, Inc., a Maryland corporation that qualifies as a REIT under the Code (the "Fund I REIT"). A wholly-owned subsidiary of the Company is the general partner of Fund I, has a 15.2% combined general partner and limited partner equity interest, and has fully recovered its basis as of December 31, 2014, with any additional liquidation proceeds to be recognized in earnings as received. During the period which Fund I was invested in apartment communities, the Company received asset management fees, property management fees and redevelopment fees.
During 2014, Fund I sold its final four communities:

•	Weymouth Place, located in Weymouth, MA, for $25,750,000;

•	South Hills Apartments, located in West Covina, CA, for $21,800,000;

•	The Springs, located in Corona, CA, for $43,200,000; and

•	Avalon Rutherford Station, located in East Rutherford, NJ, for $34,250,000.
The Company's proportionate share of the gain in accordance with GAAP recognized on the sale of these four communities was $3,317,000.
The net assets and results of operations of The Springs were consolidated for financial reporting purposes. As a result, 100% of the gain recognized of $16,656,000 is included in gain on sale of communities in the Consolidated Statements of Comprehensive Income, and the Company's joint venture partners' 84.8% interest in this gain of $14,132,000 is reported as a component of net (income) loss attributable to noncontrolling interests. Concurrent with the disposition of The Springs, Fund I repaid its obligation to the Company under a fixed rate secured mortgage loan in the amount of $21,748,000 with an interest rate of 6.06% in advance of its October 2014 maturity date. Upon repayment the Company deconsolidated the net assets of The Springs.
In conjunction with the disposition of these communities, Fund I repaid $43,771,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in a charge for a prepayment penalty, of which the Company’s portion was $328,000 and was reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

•
AvalonBay Value Added Fund II, LP ("Fund II")—In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operates communities in the Company's markets. Fund II served as the exclusive vehicle through which the Company acquired investment interests in apartment communities, subject to certain exceptions, through the close of its investment period in August 2011. Fund II has six institutional investors, including the Company. One of the Company's wholly owned subsidiaries is the general partner of Fund II and at December 31, 2014, excluding costs incurred in excess of equity in the underlying net assets of Fund II, the Company has an equity investment of $92,162,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest.

During 2014, Fund II sold two communities:

•	Avalon Fair Oaks, located in Fairfax, VA, for $108,200,000 and

•	Avalon Bellevue Park, located in Bellevue, WA, for $58,750,000.
The Company's proportionate share of the gain in accordance with GAAP for the two dispositions was $21,624,000.
In conjunction with the disposition of these communities, Fund II repaid $63,407,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties, of which the Company’s portion was $1,364,000 and was reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income. In addition, during 2014, Fund II repaid an outstanding mortgage note at par in the amount of $42,023,000.
Subsidiaries of Fund II have 10 loans secured by individual assets with aggregate amounts outstanding of $358,811,000, with maturity dates that vary from January 2016 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II from operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.
In addition, as part of the formation of Fund II, the Company provided to one of the limited partners a guarantee. The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then the Company will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of December 31, 2014). Under the expected Fund II liquidation scenario, as of December 31, 2014 the expected realizable value of the real estate assets owned by Fund II is considered adequate to avoid payment under such guarantee to that partner. The estimated fair value of, and the Company's obligation under, this guarantee, both at inception and as of December 31, 2014, was not significant and therefore the Company has not recorded any obligation for this guarantee as of December 31, 2014.

•
Archstone Multifamily Partners AC LP (the "U.S. Fund")—The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. The U.S. Fund has six institutional investors, including the Company. The Company is the general partner of the U.S. Fund and, at December 31, 2014 excluding costs incurred in excess of equity in the underlying net assets of the U.S. Fund, the Company has an equity investment of $88,220,000 (net of distributions), representing a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition.

Subsidiaries of the U.S. Fund have nine loans secured by individual assets with amounts outstanding in the aggregate of $327,880,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the U.S. Fund, nor does the Company have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
Multifamily Partners AC JV LP (the "AC JV")—The AC JV is a joint venture that was formed in 2011 and has four institutional investors, including the Company. Excluding costs incurred in excess of equity in the underlying net assets of the AC JV, at December 31, 2014 the Company has an equity investment of $69,633,000 (net of distributions), representing a 20.0% equity interest. The Company acquired its interest in the AC JV as part of the Archstone Acquisition.

The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer ("ROFO") to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. During the year ended December 31, 2013, the Company provided the AC JV with the opportunity to acquire a parcel of land owned by the Company as required in the right of first offer provisions for the joint venture. The AC JV exercised its right to acquire the land parcel for development and during the year ended December 31, 2014, completed construction of an additional apartment community located in Cambridge, MA, containing 103 apartment homes. The Company sold the parcel of land to the AC JV in exchange for a cash payment and a capital account credit, and it supervised the development in exchange for a developer fee. The Company owns one additional land parcel for the development of 301 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition, that is subject to ROFO restrictions. The ROFO restriction expires in 2019.
As of December 31, 2014, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including the Company, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. The Company has not guaranteed the debt of the AC JV, nor does the Company have any obligation to fund this debt should the AC JV be unable to do so.

•
CVP I, LLC—In February 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon Chrystie Place, a 361 apartment home community located in New York, New York, for which construction was completed in 2005. The Company holds a 20.0% equity interest in the venture (with a right to 50.0% of distributions after achievement of a threshold return, which was achieved in 2013 and 2014). The Company is the managing member of CVP I, LLC, however, property management services at the community were performed by an unrelated third party.

During the year ended December 31, 2014, CVP I, LLC sold Avalon Chrystie Place for $365,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $50,478,000. In addition, the Company earned $58,128,000 for its promoted interest in CVP I, LLC, reported in equity in income (loss) of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.
In conjunction with the disposition of Chrystie Place, CVP I, LLC repaid $117,000,000 of related secured indebtedness in advance of the scheduled maturity date. This resulted in a charge for a prepayment penalty and a write off of deferred financing costs, of which the Company’s portion was $647,000 and was reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

•
MVP I, LLC—In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction of Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company holds a 25.0% equity interest in the venture (with a right to 45.0% of distributions after achievement of a threshold return, which was achieved in 2014 and 2013). See Note 14, "Subsequent Events," for further discussion of the Company's promoted interest. The

Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. In December 2007, MVP I, LLC executed a fixed rate conventional loan which is secured by the underlying real estate assets of the community, for $105,000,000. In December 2014, the loan converted to a variable rate, interest-only loan through the final maturity in December 2015, bearing interest at LIBOR plus 2.50%. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so.

•
Brandywine Apartments of Maryland, LLC ("Brandywine")—Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, the Company acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2014, holds a 28.7% equity interest in the venture.

Brandywine has an outstanding $24,346,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•
Arna Valley View LP—In connection with the municipal approval process to develop a consolidated community, the Company entered into a limited partnership in February 1999 to develop, finance, own and operate Arna Valley View, a 101 apartment-home community in Arlington, Virginia. During the year ended December 31, 2014, the limited partnership that owned Arna Valley View sold the apartment community. In conjunction with the sale of Arna Valley View, the Company received amounts due for its residual ownership interest of approximately $2,406,000, reported as a component of equity in income (loss) of unconsolidated entities on its Consolidated Statements of Comprehensive Income. In conjunction with the disposition of the community, the venture repaid $8,934,000 of related secured indebtedness in advance of the scheduled maturity date.

•
Residual JV—Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential plan to divest (to third parties or to the Company or Equity Residential) over time (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets currently include a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries ("SWIB"), a joint venture which currently owns and manages four apartment communities with 1,410 apartment homes in the United States, which is secured by outstanding borrowings in the amount of $148,866,000 with varying maturity dates, ranging from December 2015 to December 2029; two land parcels; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the assets and liabilities of the Residual JV. The Company has not guaranteed the debt of SWIB, nor does the Company have any obligation to fund this debt should SWIB be unable to do so.

During 2014, SWIB sold two communities containing 492 apartment homes, for an aggregate sales price of $76,250,000. The Company's proportionate share of the gain in accordance with GAAP for the two dispositions was $779,000. In conjunction with the disposition of these communities, SWIB repaid $38,155,000 of related indebtedness on its credit facility in advance of the scheduled maturity dates.
As of December 31, 2014, the Residual JV completed the disposition of substantially all of its direct and indirect interests in German multifamily real estate assets and the associated property management company. The Company’s proportionate share of income from the Residual JV (including from gains from dispositions) from its interests in German multifamily real estate assets, which were owned through a TRS, was $8,510,000 for the year ended December 31, 2014, recorded as a component of equity in income (loss) of unconsolidated real estate entities in the Consolidated Statements of Comprehensive Income. The Company incurred income taxes related to these dispositions. The Company received proceeds of $53,052,000 during the year ended December 31, 2014 from the Residual JV, for its proportionate share of the proceeds from operations and the dispositions of the venture's interest in German multifamily real estate assets.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	12/31/14	12/31/13
Assets:
Real estate, net	$1,617,627	$1,905,005
Other assets	72,290	164,183
Total assets	$1,689,917	$2,069,188
Liabilities and partners' capital:
Mortgage notes payable and credit facility	$980,128	$1,251,067
Other liabilities	24,884	32,257
Partners' capital	684,905	785,864
Total liabilities and partners' capital	$1,689,917	$2,069,188
The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the year ended
	12/31/14	12/31/13	12/31/12
Rental and other income	$198,939	$212,994	$172,076
Operating and other expenses	(80,301)	(86,434)	(73,955)
Gain on sale of real estate (1)	333,221	96,152	106,195
Interest expense, net	(61,458)	(61,404)	(53,904)
Depreciation expense	(52,116)	(61,002)	(47,748)
Net income	$338,285	$100,306	$102,664
_________________________________

(1)	Amount for the year ended December 31, 2012 includes $44,700 of gain recognized by the joint venture associated with the Company's acquisition of Avalon Del Rey from its joint venture partner.
In conjunction with the formation of Fund I and Fund II, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $3,880,000 at December 31, 2014 and $5,439,000 at December 31, 2013 of the respective investment balances.
The following is a summary of the Company's equity in income (loss) of unconsolidated entities for the years presented (dollars in thousands):

	For the year ended
	12/31/14	12/31/13	12/31/12
Fund I (1)	$475	$10,924	$7,041
Fund II (2)	24,808	6,206	2,130
U.S. Fund (3)	342	(661)	—
AC JV (3)	1,579	2,569	—
CVP I, LLC (4)	113,127	5,783	5,394
MVP I, LLC (5)	1,651	1,137	493
Brandywine (3)	828	661	—
Arna Valley View LP (6)	2,406	—	—
Residual JV (3) (7)	3,547	(38,332)	—
Avalon Del Rey, LLC (8)	—	181	4,000
Juanita Village (6)	3	378	1,856
Total	$148,766	$(11,154)	$20,914

_________________________________

(1)	Equity in income for the years ended December 31, 2014, 2013 and 2012 includes the Company's proportionate share of the gain on the sale of Fund I assets of $944, $11,484 and $7,971, respectively.

(2)	Equity in income for the years ended December 31, 2014 and 2013 includes the Company's proportionate share of the gain on the sale of Fund II assets of $21,624 and $2,790, respectively.

(3)	The Company's joint venture partner's interest was acquired in conjunction with the Archstone Acquisition.

(4)
Equity in income for the years ended December 31, 2014, 2013 and 2012 includes $61,218, $5,527 and $5,260, respectively, relating to the Company's recognition of its promoted interest. Amount for 2014 also includes $50,478 related to the disposition of Avalon Chrystie Place.

(5)	Equity in income for the years ended December 31, 2014 and 2013 includes $930 and $516 relating to the Company's recognition of its promoted interest.

(6)	The Company's equity in income for this entity represents its residual profits from the sale of the community.

(7)	Equity in income from this entity for 2013 includes certain expensed Archstone Acquisition costs borne by the venture.

(8)	During 2012, the Company purchased its joint venture partner's interest in this venture.
Investments in Consolidated Real Estate Entities
In December 2014, the Company acquired Avalon Mission Oaks, located in Camarillo, CA. Avalon Mission Oaks contains 160 apartment homes and was acquired for a purchase price of $47,000,000. The Company accounted for this acquisition as a business combination and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their fair values. The Company looked to third party pricing or internal models for the values of the land, and an internal model to determine the fair values of the real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.
The Company expenses transaction costs associated with acquisition activity as they are incurred. To the extent the Company receives amounts related to acquired communities for periods prior to their acquisition, the Company reports these receipts, net with expensed acquisition costs. In 2014, the Company received amounts related to communities acquired in the Archstone Acquisition, for periods prior to the Company’s ownership, in excess of acquisition costs incurred, resulting in a net recovery of $7,681,000. These amounts are primarily comprised of property tax and mortgage insurance refunds. Expensed transaction costs associated with the acquisitions made by the Company in 2013 and 2012, including those for the Archstone Acquisition, totaled $44,052,000 and $9,593,000, respectively. These amounts are reported as a component of expensed acquisition, development and other pursuit costs on the accompanying Consolidated Statements of Comprehensive Income.
During the year ended December 31, 2014, the Company entered into a joint venture to acquire a land parcel and construct a mixed use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company will own a 70% interest in the venture and have all of the rights and obligations associated with the rental apartments, and the venture partner will own the remaining 30% interest and have all of the rights and obligations associated with the for-sale condominium units. The Company will share responsibility for the development and oversee construction of the structure. Upon formation of the venture, the Company and its venture partner made capital contributions, with costs incurred subsequent to the initial contributions to be funded through a loan provided by the Company. As of December 31, 2014, the Company's aggregate investment in the venture is $11,161,000 and is reported as a component of land held for development on the Consolidated Balance Sheets. The Company had provided funding for the venture partner’s share of costs in the amount of $5,354,000 reported as a component of prepaid expenses and other assets on the Consolidated Balance Sheets, recognizing interest income as earned as a component of interest expense, net on the Consolidated Statements of Comprehensive Income. The loan provided to the venture partner will be repaid with the proceeds received from the sale of the residential condominium units. The venture is considered a variable interest entity, and the Company will consolidate its interest in the rental apartments and common areas, and account for the for-sale component of the venture as an unconsolidated investment.

7. Real Estate Disposition Activities
During 2014, the Company sold four wholly-owned communities, containing an aggregate of 1,337 apartment homes for an aggregate gross sales price of $296,200,000 and an aggregate pre-tax gain in accordance with GAAP of $106,138,000. One of the communities sold in 2014 was owned through a TRS, resulting in the Company incurring income taxes related to this disposition. In addition, during 2014, the Company sold a land parcel in Huntington Station, NY for $8,050,000, resulting in a gain in accordance with GAAP of $490,000.
Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt		Gross sales price	Net proceeds
Avalon Valley	Danbury, CT	Q114	268	$—		$53,325	$52,147
Oakwood Philadelphia	Philadelphia, PA	Q214	80	16,341	(1)	28,875	10,932
Avalon Danvers	Danvers, MA	Q214	433	—		108,500	107,231
Archstone Memorial Heights	Houston, TX	Q414	556	—		105,500	103,182
Huntington Station Land	Huntington Station, NY	Q414	—	—		8,050	7,633

Total of 2014 asset sales			1,337	$16,341		$304,250	$281,125

Total of 2013 asset sales (2)			3,299	$—		$932,800	$919,442

Total of 2012 asset sales			1,578	$—		$280,550	$274,018
_________________________________

(1)
Amount includes $10,427 principal amount secured by Oakwood Philadelphia and $5,914 principal amount of secured borrowings repaid by the Company for eight other operating communities, the aggregate of which is included in determining net proceeds.

(2)	Total of 2013 asset sales excludes the disposition of development rights located in Hingham, MA and Brooklyn, NY, for total net proceeds of $1,313.
During the year ended December 31, 2014, Fund I sold The Springs, which was consolidated for financial reporting purposes, as discussed in Note 6, "Investments in Real Estate Entities."
As of December 31, 2014, the Company had one community that qualified as held for sale.
The results of operations for Oakwood Philadelphia, Avalon Danvers and Archstone Memorial Heights are included in income from continuing operations on the accompanying Consolidated Statements of Comprehensive Income.

The operations for any real estate assets sold from January 1, 2012 through December 31, 2014 (which includes Avalon Valley) and which were classified as held for sale and discontinued operations as of and for periods prior to December 31, 2013, and thus not subject to the new guidance for discontinued operations presentation and disclosure, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” have been presented as income from discontinued operations in the accompanying Consolidated Statements of Comprehensive Income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.
The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the year ended
	12/31/14	12/31/13	12/31/12
Rental income	$579	$42,874	$63,406
Operating and other expenses	(269)	(12,661)	(19,437)
Interest expense, net	—	—	(133)
Loss on extinguishment of debt	—	—	(602)
Depreciation expense	—	(13,500)	(16,414)
Income (loss) from discontinued operations	$310	$16,713	$26,820

8. Commitments and Contingencies
Employment Agreements and Arrangements
As of December 31, 2014, the Company has employment agreements with two executive officers which expire on December 31, 2015. Under the employment agreements, if the Company terminates the executive without cause the executive will be entitled to a multiple of his covered compensation, which is defined as base salary plus annual cash bonus. For one of the executives, the multiple is two times (three if the termination is in connection with a sale of the Company) and for the other executive the multiple is one time (two if the termination is in connection with a sale of the Company). The employment agreements generally provide that it would be considered a termination without cause if the executive's title or role is reduced except as permitted by the agreement. The agreements provide, as do the standard restricted stock and option agreements used by the Company for its compensation programs, that upon a termination without cause the executive's restricted stock and options will vest.
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
Legal Contingencies
The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related. During the years ended December 31, 2014 and 2012, the Company received $1,933,000 and $775,000, respectively, in legal recoveries. There were no material receipts during the year ended December 31, 2013.
See Note 14, "Subsequent Events," for a discussion of the Edgewater fire that occurred in January 2015 and related lawsuits and contingencies. In addition, the Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. These matters are frequently covered by insurance. If it has been determined that a loss is probable to occur and can be reasonably estimated, the estimated amount of the loss is recorded in the financial statements. While the resolution of these other matters cannot be predicted with certainty, management currently believes the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company. In instances where the Company has a gain contingency associated with legal proceedings, the Company records a gain in the financial statements, to the extent of a loss recovery, when it is deemed probable to occur, can be reasonably estimated and is considered to be collectible.
Lease Obligations
The Company owns 12 apartment communities, two communities under development and two commercial properties, which are located on land subject to land leases expiring between October 2026 and March 2142, of which 14 are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and four of these leases have purchase options exercisable through 2095. The Company incurred costs of $21,664,000, $17,996,000 and $17,604,000 in the years ended December 31, 2014, 2013 and 2012, respectively, related to operating leases. One Development Community and one apartment community that completed construction during 2014 are located on land subject to a land lease, which are accounted for as capital leases, with a lease obligation of $34,268,000 reported as a component of accrued expenses and other liabilities. Each of these leases have options for the Company to purchase the land at some point during the lease terms which expire in 2046 and 2086.

The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2015	2016	2017	2018	2019	Thereafter
Operating Lease Obligations	$20,337	$20,933	$20,531	$22,339	$20,717	$1,227,854
Capital Lease Obligations (1) (2)	1,885	19,083	848	848	848	39,087
	$22,222	$40,016	$21,379	$23,187	$21,565	$1,266,941
_________________________________

(1)	Aggregate capital lease payments include $28,318 in interest costs.

(2)	At December 31, 2014, capital lease assets of $31,784 are included as a component of land and improvements on the accompanying Consolidated Balance Sheets.
9. Segment Reporting
The Company's reportable operating segments include Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Annually as of January 1st, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change.

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year period is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year period. The Established Communities for the year ended December 31, 2014, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2013, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year period. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year. Other Stabilized Communities for the year ended December 31, 2014 include the stabilized operating communities acquired as part of the Archstone Acquisition.

•
Development/Redevelopment Communities consists of communities that are under construction and have not received a certificate of occupancy for the entire community, and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2014.

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
A reconciliation of NOI to net income for years ended December 31, 2014, 2013 and 2012 is as follows (dollars in thousands):

	For the year ended
	12/31/14	12/31/13	12/31/12
Net income	$697,327	$352,771	$423,562
Indirect operating expenses, net of corporate income	49,055	41,554	31,911
Investments and investment management expense	4,485	3,990	6,071
Expensed acquisition, development and other pursuit costs, net of recoveries	(3,717)	45,050	11,350
Interest expense, net (1)	180,618	172,402	136,920
Loss on extinguishment of debt, net	412	14,921	1,179
Loss on interest rate contract	—	51,000	—
General and administrative expense	41,425	39,573	34,101
Equity in loss (income) of unconsolidated entities	(148,766)	11,154	(20,914)
Depreciation expense (1)	442,682	560,215	243,680
Income tax expense	9,368	—	—
Casualty and impairment loss	—	—	1,449
Gain on acquisition of unconsolidated real estate entity	—	—	(14,194)
Gain on sale of real estate assets	(85,415)	(240)	(280)
Gain on sale of discontinued operations	(37,869)	(278,231)	(146,311)
Income from discontinued operations	(310)	(16,713)	(26,820)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(15,199)	(19,448)	(13,776)
Net operating income	$1,134,096	$977,998	$667,928
_________________________________

(1)	Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.
The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the year ended
	12/31/2014	12/31/2013	12/31/2012

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$24,389	$30,867	$21,463
Operating expenses real estate assets sold or held for sale, not classified as discontinued operations	(9,190)	(11,419)	(7,687)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$15,199	$19,448	$13,776
The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status as of the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2014, 2013 and 2012 have been adjusted for the real estate assets that were sold from January 1, 2012 through December 31, 2014, or otherwise qualify as held for sale and/or discontinued operations as of December 31, 2014, as described in Note 7, "Real Estate Disposition Activities."

	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the year ended December 31, 2014 (2)
Established
New England	$179,116	$113,905	0.8%	$1,373,065
Metro NY/NJ	318,710	223,591	3.1%	2,379,178
Mid-Atlantic	98,590	69,498	(2.5)%	647,374
Pacific Northwest	54,230	37,637	7.0%	500,247
Northern California	174,527	132,899	8.2%	1,402,444
Southern California	139,841	95,626	5.2%	1,225,328
Total Established (3)	965,014	673,156	3.5%	7,527,636

Other Stabilized	497,756	343,061	N/A	6,062,844
Development / Redevelopment	186,852	117,879	N/A	3,972,180
Land Held for Future Development	N/A	N/A	N/A	180,516
Non-allocated (4)	11,050	N/A	N/A	41,643
Total	$1,660,672	$1,134,096	16.0%	$17,784,819

For the year ended December 31, 2013
Established
New England	$159,670	$103,679	2.3%	$1,227,582
Metro NY/NJ	249,742	172,912	4.4%	1,921,307
Mid-Atlantic	100,548	71,851	0.1%	633,598
Pacific Northwest	46,564	31,283	5.3%	444,825
Northern California	141,038	106,745	11.7%	1,233,851
Southern California	119,024	81,182	5.1%	1,058,883
Total Established (3)	816,586	567,652	4.9%	6,520,046

Other Stabilized	486,780	330,998	N/A	6,626,884
Development / Redevelopment	117,186	79,348	N/A	3,024,035
Land Held for Future Development	N/A	N/A	N/A	300,364
Non-allocated (4)	11,502	N/A	N/A	10,279
Total	$1,432,054	$977,998	46.4%	$16,481,608

For the year ended December 31, 2012
Established
New England	$145,629	$94,481	5.1%	$1,115,098
Metro NY/NJ	213,360	148,441	7.4%	1,760,429
Mid-Atlantic	103,784	75,313	3.2%	591,669
Pacific Northwest	32,942	23,433	15.0%	306,289
Northern California	112,875	83,091	14.1%	1,015,947
Southern California	99,302	68,880	7.0%	947,723
Total Established (3)	707,892	493,639	7.6%	5,737,155

Other Stabilized	131,248	84,504	N/A	1,284,666
Development / Redevelopment	129,767	89,785	N/A	2,032,277
Land Held for Future Development	N/A	N/A	N/A	316,037
Non-allocated (4)	10,257	N/A	N/A	73,724
Total	$979,164	$667,928	14.6%	$9,443,859
_________________________________

(1)	Does not include gross real estate assets held for sale of $64,497, $318,713 and $627,483 as of December 31, 2014, 2013 and 2012, respectively.

(2)
Results for the year ended December 31, 2014 reflect the operating segments determined as of January 1, 2014, which include stabilized communities acquired as part of the Archstone Acquisition in the Other Stabilized segment.

(3)	Gross real estate for the Company's Established Communities includes capitalized additions of approximately $52,635, $33,553 and $25,448 in 2014, 2013 and 2012, respectively.

(4)	Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.
10. Stock-Based Compensation Plans
The Company has a stock incentive plan, the 2009 Stock Option and Incentive Plan (the "2009 Plan"). The 2009 Plan includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2014, the Company has 1,673,193 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's1994 Stock Option and Incentive Plan (the "1994 Plan") on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted and deferred stock, stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, non-qualified stock options and stock appreciation rights. The 2009 Plan will expire on May 21, 2019.
Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2011	247,403	$98.42	1,112,959	$94.10
Exercised	(43,265)	85.09	(364,519)	68.21
Granted	115,303	133.16	—	—
Forfeited	(11,887)	115.15	(28,610)	139.58
Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40
Exercised	(19,949)	84.43	(24,292)	79.42
Granted	215,230	129.03	—	—
Forfeited	(1,267)	131.56	(4,012)	127.56
Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19
Exercised	(157,454)	116.40	(342,743)	99.03
Granted	—	—	—	—
Forfeited	(4,052)	131.05	(76,381)	142.66
Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Options Exercisable:
December 31, 2012	74,618	$97.46	719,830	$105.40
December 31, 2013	184,167	$107.18	691,526	$106.19
December 31, 2014	185,227	$116.71	272,402	$104.96
The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2014:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
32,821	$70.00	-	$79.99	5.1
51,808	110.00	-	119.99	6.1
63,961	120.00	-	129.99	8.2
189,973	130.00	-	139.99	7.6
1,499	140.00	-	149.99	7.5
340,062

1994 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
43,806	$40.00	-	$49.99	4.1
92	60.00	-	69.99	0.1
730	70.00	-	79.99	0.5
66,101	80.00	-	89.99	3.1
52,720	90.00	-	99.99	1.1
108,953	140.00	-	149.99	2.1
272,402
Options outstanding under the 2009 and 1994 Plans at December 31, 2014 had an intrinsic value of $13,849,000 and $15,915,000, respectively. Options exercisable under the 2009 and 1994 Plans at December 31, 2014 had an intrinsic value of $8,647,000 and $15,915,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 7.3 years and 2.5 years, respectively. The intrinsic value of options exercised during 2014, 2013 and 2012 was $20,028,000, $2,395,000 and $26,746,000, respectively.
The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on estimated forfeitures for the given year. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period. The following table summarizes the weighted average fair value of employee stock options for 2013 and 2012 and the associated assumptions used to calculate the value. There were no stock options granted in 2014.

	2013	2012
Weighted average fair value per share	$26.78	$29.11
Life of options (in years)	5.0	5.0
Dividend yield	3.7%	3.5%
Volatility	34.00%	35.00%
Risk-free interest rate	0.91%	0.87%
During 2013, the Company adopted a revised compensation framework under which share-based compensation will be granted, composed of annual awards and multiyear long term incentive performance awards. Annual awards will include restricted stock awards for which one third of the award will vest annually over a three year period following the measurement period. Under the multiyear long term incentive component of the revised framework, the Company will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. The share-based compensation earned will be in the form of restricted stock, or upon election of the recipient, up to 25% in the form of stock options, for which one third of the award will vest annually over a three year period following the measurement period.
The Company granted 131,980 restricted stock units net of forfeitures, with an estimated aggregate compensation cost of $15,522,000, as part of its stock-based compensation plan during the year ended December 31, 2014. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 58,206 restricted stock units and financial metrics related to operating performance and leverage metrics of the Company for 73,774 restricted stock units. For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $128.97; dividend yield of approximately 3.6%; estimated volatility figures ranging from 17.6% to 18.6% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.04% to 0.72%; resulting in an average estimated fair value per restricted stock unit of $103.20. For the portion of the grant for which the award is determined by financial metrics, the estimated compensation cost was based on the baseline share value of $128.97 and the Company's estimate of corporate achievement for the financial metrics.
During the year ended December 31, 2014, the Company also issued 115,163 shares of restricted stock, of which 16,209 shares related to the conversion of restricted stock units to restricted shares, and the remaining 98,954 shares were new grants with a fair value of $12,799,000. The compensation cost was based on the share price at the grant date.

At December 31, 2014 and 2013, the Company had 190,240 and 182,083, respectively, outstanding unvested restricted shares granted under restricted stock awards. Restricted stock vesting during the year ended December 31, 2014 totaled 99,036 shares, of which 5,073 shares related to the conversion of restricted stock units and 93,963 shares related to restricted stock awards, which had fair values at the grant date ranging from $74.20 to $163.39 per share. The total fair value of shares vested under restricted stock awards was $11,352,000, $14,832,000 and $36,337,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Total employee stock-based compensation cost recognized in income was $13,314,000, $17,775,000 and $9,961,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and total capitalized stock-based compensation cost was $5,457,000, $8,379,000 and $5,140,000 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there was a total unrecognized compensation cost of $1,058,000 for unvested stock options and $19,559,000 for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 1.1 and 3.6 years, respectively.
The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2014 was 1.4%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2014, 2013 and 2012.
Employee Stock Purchase Plan
In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP"). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 714,827 shares remaining available for issuance under the ESPP. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations. During 2013, the purchase period was a period of seven months beginning April 1 and ending October 30. The Company modified the ESPP beginning in 2014, establishing two purchase periods of approximately six months each. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed, if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 9,848, 9,260 and 6,260 shares and recognized compensation expense of $407,000, $174,000 and $127,000 under the ESPP for the years ended December 31, 2014, 2013 and 2012, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.
11. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company received fees of $11,050,000, $11,502,000 and $10,257,000 in the years ended December 31, 2014, 2013 and 2012, respectively. These fees are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $6,868,000 and $7,004,000 as of December 31, 2014 and 2013, respectively.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $125,000 and (ii) a cash payment of $60,000, payable in quarterly installments of $15,000. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, beginning in May 2014, the Lead Independent Director receives an annual fee of $25,000 payable in equal quarterly installments of $6,250, and non-employee directors serving as the chairperson of the Audit, Compensation and Nominating Committees receive additional cash compensation of $10,000 per year payable in quarterly installments of $2,500.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $1,049,000, $992,000 and $880,000 for the years ended December 31, 2014, 2013 and 2012, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards was $452,000, $417,000 and $364,000 on December 31, 2014, 2013 and 2012, respectively.
12. Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Hedge ineffectiveness did not have a material impact on earnings of the Company for 2014 or any prior period, and the Company does not anticipate that it will have a material effect in the future.
The following table summarizes the consolidated Hedging Derivatives at December 31, 2014, excluding derivatives executed to hedge debt on communities classified as held for sale (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
Notional balance	$605,515	$170,909
Weighted average interest rate (1)	1.7%	2.5%
Weighted average capped interest rate	6.0%	5.1%
Earliest maturity date	February 2016	April 2015
Latest maturity date	August 2018	April 2019
_________________________________

(1)	Represents the weighted average interest rate on the hedged debt.
Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges and 12 derivatives not designated as hedges at December 31, 2014. Fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2014 and 2012, were not material. Excluding the forward interest rate protection agreement discussed further below, fair value changes for derivatives not in qualifying hedge relationships for the year ended December 31, 2013 were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease to accumulated other comprehensive loss of $6,116,000 and $5,892,000 during the years ended December 31, 2014 and 2013, respectively, and recorded an increase to accumulated other comprehensive loss of $20,987,000 during the year ended December 31, 2012. During the year ended December 31, 2013, the Company reclassified $59,376,000 of deferred losses from accumulated other comprehensive loss with $51,000,000 recognized as loss on interest rate contract as discussed below, and the balance recorded as a component of interest expense, net. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2014 and 2013.

In 2013, the Company was party to a $215,000,000 forward interest rate protection agreement, which was entered into in 2011 to reduce the impact of variability in interest rates on a portion of its expected debt issuance activity in 2013. The Company settled this position at its maturity in May 2013 with a payment to the counterparty of $51,000,000, the fair value at the time of settlement. Based on changes in the Company's capital requirements for 2013, the Company deemed it was probable that it would not issue the anticipated debt for which the interest rate protection agreement was transacted. During the year ended December 31, 2013, the Company recognized a loss of $51,000,000 for the forward interest rate protection agreement in loss on interest rate contract on the accompanying Consolidated Statements of Comprehensive Income.
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

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2014
Non Designated Hedges
Interest Rate Caps	$50	$—	$50	$—
Cash Flow Hedges
Interest Rate Caps	58	—	58	—
Put(s)	(11,104)	—	—	(11,104)
DownREIT units	(1,226)	(1,226)	—	—
Indebtedness	(6,558,022)	(2,874,147)	(3,683,875)	—
Total	$(6,570,244)	$(2,875,373)	$(3,683,767)	$(11,104)

	12/31/2013
Non Designated Hedges
Interest Rate Caps	$106	$—	$106	$—
Put(s)	(15,998)	—	—	(15,998)
DownREIT units	(887)	(887)	—	—
Indebtedness	(6,294,848)	(2,657,143)	(3,637,705)	—
Total	$(6,311,627)	$(2,658,030)	$(3,637,599)	$(15,998)
13. Quarterly Financial Information
The following summary represents the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	For the three months ended (1)
	3/31/14	6/30/14	9/30/14	12/31/14
Total revenue	$400,075	$413,806	$430,525	$440,656
Income from continuing operations	$103,420	$172,197	$241,001	$142,530
Total discontinued operations	$38,179	$—	$—	$—
Net income attributable to common stockholders	$141,739	$158,086	$241,100	$142,642
Net income per common share—basic	$1.09	$1.22	$1.83	$1.08
Net income per common share—diluted	$1.09	$1.21	$1.83	$1.08

	For the three months ended (1)
	3/31/13	6/30/13	9/30/13	12/31/13
Total revenue	$301,356	$378,207	$389,189	$394,169
Income (loss) from continuing operations	$(14,767)	$334	$(15,949)	$88,209
Total discontinued operations	$90,237	$35,763	$5,063	$163,881
Net income (loss) attributable to common stockholders	$75,427	$36,218	$(10,715)	$252,212
Net income (loss) per common share—basic	$0.63	$0.28	$(0.08)	$1.95
Net income (loss) per common share—diluted	$0.63	$0.28	$(0.08)	$1.95
_________________________________

(1)	Amounts may not equal full year results due to rounding.

14. Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In January 2015:
The Company sold Avalon on Stamford Harbor, located in Stamford, CT. Avalon on Stamford Harbor contains 323 homes and a working marina containing 74 boat slips and was sold for $115,500,000.
The Company acquired land for $325,000,000 associated with three Development Rights located in New York, NY and Bellevue, WA. If developed as expected, the development rights related to this land will contain 910 apartment homes for a projected total capital cost of $509,717,000.
A fire occurred at the Company's Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, which contained 240 apartment homes, was destroyed and is uninhabitable. The second building, which contains 168 apartment homes, has been reoccupied and the Company currently believes it only suffered minimal damage. The Company is currently assessing its direct losses resulting from the fire, which could vary based on costs and time to rebuild, as well its liability to third parties who incurred damages on account of the fire. To date, a number of lawsuits on behalf of former residents have been filed against the Company, including three purported class actions. While the Company currently believes that its direct losses and its liability to third parties will be substantially covered by its insurance policies, including coverage for the replacement cost of the building, third party claims, and business interruption loss, subject to deductibles as well as a self-insured portion of the property insurance for which the Company is obligated for 12% of the first $50,000,000 in losses, the Company can give no assurances in this regard and continues to evaluate this matter. As of December 31, 2014, Edgewater was encumbered with a fixed-rate secured mortgage note with an effective interest rate of 5.95%, and an outstanding principal balance of $75,012,000, due in May 2019 (the “Edgewater Mortgage”). The Edgewater Mortgage stipulates that in the event of a casualty loss such as the Edgewater fire, the lender has absolute discretion to determine the disposition of the insurance proceeds, and can compel the Company (i) to direct the insurance proceeds to be used for the restoration of Edgewater, or (ii) to apply the insurance proceeds to repay the outstanding loan balance, at par. As of the date of this Form 10-K, the Company is complying with all lender requirements and continues to work with the lender to resolve open issues related to the Edgewater Mortgage.
The Company received $20,700,000 from the joint venture partner associated with MVP I, LLC, the entity that owns Avalon at Mission Bay North II, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest for future return calculations and associated distributions. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	$2,124	$12,599	$9,199	$2,124	$21,798	$23,922	$11,484	$12,438	$—	1994
Avalon Oaks	Wilmington, MA	2,129	18,676	2,038	2,129	20,714	22,843	11,094	11,749	15,887	1999
Eaves Quincy	Quincy, MA	1,743	14,662	9,283	1,743	23,945	25,688	11,805	13,883	—	1986/1995
Avalon Essex	Peabody, MA	5,184	16,320	1,821	5,184	18,141	23,325	9,289	14,036	—	2000
Avalon Oaks West	Wilmington, MA	3,318	13,467	746	3,318	14,213	17,531	6,376	11,155	15,847	2002
Avalon Orchards	Marlborough, MA	2,983	18,037	1,943	2,983	19,980	22,963	8,902	14,061	17,091	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,590	3,423	11,039	49,013	60,052	19,353	40,699	—	2003
Avalon at The Pinehills	Plymouth, MA	6,876	30,401	183	6,876	30,584	37,460	7,836	29,624	—	2004
Eaves Peabody	Peabody, MA	4,645	19,007	12,019	4,645	31,026	35,671	9,746	25,925	—	1962/2004
Avalon at Bedford Center	Bedford, MA	4,258	20,569	316	4,258	20,885	25,143	6,630	18,513	—	2006
Avalon Chestnut Hill	Chestnut Hill, MA	14,572	45,911	1,899	14,572	47,810	62,382	13,588	48,794	39,545	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,608	757	5,152	31,365	36,517	9,062	27,455	20,174	2007
Avalon at Lexington Hills	Lexington, MA	8,691	79,153	1,112	8,691	80,265	88,956	19,446	69,510	—	2008
Avalon Acton	Acton, MA	13,124	49,905	276	13,124	50,181	63,305	12,089	51,216	45,000	2008
Avalon Sharon	Sharon, MA	4,719	25,522	269	4,719	25,791	30,510	6,030	24,480	—	2008
Avalon at Center Place	Providence, RI	—	26,816	10,230	—	37,046	37,046	19,919	17,127	—	1991/1997
Avalon at Hingham Shipyard	Hingham, MA	12,218	41,725	339	12,218	42,064	54,282	9,089	45,193	—	2009
Avalon Northborough	Northborough, MA	8,144	52,454	16	8,144	52,470	60,614	9,170	51,444	—	2009
Avalon Blue Hills	Randolph, MA	11,110	34,736	80	11,110	34,816	45,926	6,856	39,070	—	2009
Avalon Cohasset	Cohasset, MA	8,802	46,233	16	8,802	46,249	55,051	4,910	50,141	—	2012
Avalon Andover	Andover, MA	4,276	21,903	—	4,276	21,903	26,179	2,114	24,065	14,505	2012
Eaves Burlington	Burlington, MA	7,714	32,536	5,080	7,714	37,616	45,330	2,383	42,947	—	1988/2012
AVA Back Bay	Boston, MA	9,034	36,540	36,364	9,034	72,904	81,938	26,205	55,733	—	1968/1998
Avalon at Prudential Center II	Boston, MA	8,776	35,496	31,783	8,776	67,279	76,055	25,100	50,955	—	1968/1998
Avalon at Prudential Center I	Boston, MA	8,002	32,370	19,773	8,002	52,143	60,145	22,772	37,373	—	1968/1998
Avalon Burlington	Burlington, MA	15,600	59,200	6,943	15,600	66,143	81,743	5,334	76,409	—	1989/2013
Avalon Bear Hill	Waltham, MA	27,350	96,999	5,110	27,350	102,109	129,459	11,304	118,155	—	1999/2013
Eaves North Quincy	Quincy, MA	11,940	39,400	2,491	11,940	41,891	53,831	4,784	49,047	36,761	1977/2013
Avalon Natick	Natick, MA	15,645	64,585	—	15,645	64,585	80,230	3,476	76,754	52,357	2013
Avalon Canton at Blue Hills	Canton, MA	6,562	33,191	—	6,562	33,191	39,753	769	38,984	—	2014
Avalon Exeter	Andover, MA	16,304	108,126	—	16,304	108,126	124,430	1,842	122,588	—	2014

Fairfield-New Haven, CT

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Trumbull	Trumbull, CT	4,414	31,268	3,529	4,414	34,797	39,211	20,696	18,515	39,452	1997
Eaves Stamford	Stamford, CT	5,956	23,993	12,748	5,956	36,741	42,697	20,049	22,648	—	1991
Avalon Wilton I	Wilton, CT	2,116	14,664	5,841	2,116	20,505	22,621	9,855	12,766	—	1997
Avalon on Stamford Harbor	Stamford, CT	10,836	51,883	1,778	10,836	53,661	64,497	22,322	42,175	62,724	2003
Avalon New Canaan	New Canaan, CT	4,834	19,485	1,559	4,834	21,044	25,878	8,672	17,206	—	2002
AVA Stamford	Stamford, CT	13,819	56,499	4,602	13,819	61,101	74,920	25,069	49,851	57,423	2002/2002
Avalon Danbury	Danbury, CT	4,933	30,638	670	4,933	31,308	36,241	10,352	25,889	—	2005
Avalon Darien	Darien, CT	6,926	34,659	1,689	6,926	36,348	43,274	13,817	29,457	47,700	2004
Avalon Milford I	Milford, CT	8,746	22,699	725	8,746	23,424	32,170	8,493	23,677	—	2004
Avalon Huntington	Shelton, CT	5,277	20,029	100	5,277	20,129	25,406	4,406	21,000	—	2008
Avalon Norwalk	Norwalk, CT	11,320	62,910	25	11,320	62,935	74,255	9,372	64,883	—	2011
Avalon Wilton II	Wilton, CT	6,604	23,758	6	6,604	23,764	30,368	2,997	27,371	—	2011
Avalon Shelton III	Shelton, CT	7,853	40,866	—	7,853	40,866	48,719	2,279	46,440	—	2013
Avalon East Norwalk	Norwalk, CT	10,394	36,126	—	10,394	36,126	46,520	1,645	44,875	—	2013
Avalon at Stratford	Stratford, CT	2,564	26,884	—	2,564	26,884	29,448	341	29,107	—	2014
TOTAL NEW ENGLAND		$368,626	$1,699,098	$196,781	$368,626	$1,895,879	$2,264,505	$479,122	$1,785,383	$464,466

METRO NY/NJ
New York Suburban, NY
Avalon Commons	Smithtown, NY	$4,679	$28,286	$5,660	$4,679	$33,946	$38,625	$18,664	$19,961	$—	1997
Eaves Nanuet	Nanuet, NY	8,428	45,660	3,903	8,428	49,563	57,991	28,325	29,666	63,242	1998
Avalon Green	Elmsford, NY	1,820	10,525	1,675	1,820	12,200	14,020	8,031	5,989	—	1995
Avalon Towers	Long Beach, NY	3,118	11,973	10,260	3,118	22,233	25,351	11,437	13,914	—	1990/1995
Avalon Willow	Mamaroneck, NY	6,207	40,791	1,423	6,207	42,214	48,421	21,846	26,575	—	2000
Avalon Court	Melville, NY	9,228	50,063	2,908	9,228	52,971	62,199	28,734	33,465	—	1997
The Avalon	Bronxville, NY	2,889	28,324	7,993	2,889	36,317	39,206	15,882	23,324	—	1999
Avalon at Glen Cove	Glen Cove, NY	7,871	59,969	1,097	7,871	61,066	68,937	21,970	46,967	—	2004
Avalon Pines	Coram, NY	8,700	62,931	621	8,700	63,552	72,252	20,828	51,424	—	2005
Avalon Glen Cove North	Glen Cove, NY	2,577	37,336	232	2,577	37,568	40,145	10,016	30,129	—	2007
Avalon White Plains	White Plains, NY	15,391	137,353	46	15,391	137,399	152,790	27,434	125,356	—	2009
Avalon Charles Pond	Coram, NY	14,715	33,640	48	14,715	33,688	48,403	6,824	41,579	—	2009
Avalon Rockville Centre	Rockville Centre, NY	32,212	78,807	—	32,212	78,807	111,019	8,480	102,539	—	2012
Avalon Green II	Elmsford, NY	27,765	77,560	—	27,765	77,560	105,325	7,330	97,995	—	2012
Avalon Garden City	Garden City, NY	18,205	49,372	—	18,205	49,372	67,577	3,999	63,578	—	2013
Avalon Westbury	Westbury, NY	69,620	43,781	7,410	69,620	51,191	120,811	8,720	112,091	82,345	2006/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Ossining	Ossining, NY	6,385	30,099	—	6,385	30,099	36,484	762	35,722	—	2014
Avalon Huntington Station	Huntington Station, NY	21,870	57,545	—	21,870	57,545	79,415	844	78,571	—	2014

New Jersey
Avalon Cove	Jersey City, NJ	8,760	82,422	21,060	8,760	103,482	112,242	54,057	58,185	—	1997
Avalon Run	Lawrenceville, NJ	14,650	60,486	5,526	14,650	66,012	80,662	23,905	56,757	—	1994
Avalon Princeton Junction	West Windsor, NJ	5,585	22,382	20,791	5,585	43,173	48,758	21,392	27,366	—	1988/1993
Avalon at Edgewater (1)	Edgewater, NJ	14,528	60,240	4,302	14,528	64,542	79,070	28,885	50,185	75,012	2002
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	2,179	6,647	37,085	43,732	18,009	25,723	—	2001
Avalon at Freehold	Freehold, NJ	4,119	30,514	900	4,119	31,414	35,533	13,959	21,574	34,973	2002
Avalon Run East	Lawrenceville, NJ	6,766	45,366	919	6,766	46,285	53,051	16,286	36,765	37,475	2005
Avalon Lyndhurst	Lyndhurst, NJ	18,620	59,879	579	18,620	60,458	79,078	16,676	62,402	—	2007
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,173	96	7,939	33,269	41,208	7,755	33,453	—	2008
Avalon at West Long Branch	West Long Branch, NJ	2,721	22,940	—	2,721	22,940	25,661	3,479	22,182	—	2011
Avalon North Bergen	North Bergen, NJ	8,984	31,015	514	8,984	31,529	40,513	2,819	37,694	—	2012
Avalon at Wesmont Station	Wood-Ridge, NJ	14,682	41,635	875	14,682	42,510	57,192	3,860	53,332	—	2012
Avalon Hackensack at Riverside	Hackensack, NJ	—	44,530	—	—	44,530	44,530	2,312	42,218	—	2013
Avalon Somerset	Somerset, NJ	18,241	58,326	—	18,241	58,326	76,567	3,366	73,201	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	6,502	16,862	—	6,502	16,862	23,364	992	22,372	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	3,005	27,721	—	3,005	27,721	30,726	1,098	29,628	—	2014

New York, NY
Avalon Riverview I	Long Island City, NY	—	94,061	4,894	—	98,955	98,955	41,548	57,407	—	2002
Avalon Bowery Place	New York, NY	18,575	75,009	1,992	18,575	77,001	95,576	22,047	73,529	93,800	2006
Avalon Riverview North	Long Island City, NY	—	164,808	2,404	—	167,212	167,212	41,970	125,242	—	2008
Avalon Bowery Place II	New York, NY	9,106	47,199	1,633	9,106	48,832	57,938	11,904	46,034	—	2007
Avalon Morningside Park	New York, NY	—	114,327	870	—	115,197	115,197	24,642	90,555	100,000	2009
Avalon Fort Greene	Brooklyn, NY	83,038	218,444	642	83,038	219,086	302,124	35,170	266,954	—	2010
Avalon Midtown West	New York, NY	154,730	180,253	12,012	154,730	192,265	346,995	23,002	323,993	100,500	1998/2013
Avalon Clinton North	New York, NY	84,069	105,821	6,352	84,069	112,173	196,242	12,558	183,684	147,000	2008/2013
Avalon Clinton South	New York, NY	71,421	89,851	5,175	71,421	95,026	166,447	10,732	155,715	121,500	2007/2013
TOTAL METRO NY/NJ		$824,368	$2,646,185	$136,991	$824,368	$2,783,176	$3,607,544	$692,549	$2,914,995	$855,847

MID-ATLANTIC
Washington Metro

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon at Foxhall	Washington, DC	$6,848	$27,614	$11,671	$6,848	$39,285	$46,133	$24,950	$21,183	$56,341	1982/1994
Avalon at Gallery Place	Washington, DC	8,800	39,658	1,557	8,800	41,215	50,015	16,412	33,603	43,776	2003
Avalon at Fairway Hills	Columbia, MD	8,603	34,432	16,036	8,603	50,468	59,071	28,397	30,674	—	1987/1996
Eaves Washingtonian Center I	North Potomac, MD	2,608	11,707	629	2,608	12,336	14,944	7,913	7,031	8,011	1996
Eaves Washingtonian Center II	North Potomac, MD	1,439	6,846	180	1,439	7,026	8,465	3,970	4,495	—	1998
Eaves Columbia Town Center	Columbia, MD	8,802	35,536	11,429	8,802	46,965	55,767	16,273	39,494	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	29,159	53,001	2,002	29,159	55,003	84,162	21,020	63,142	—	2004
Avalon at Traville	Rockville, MD	14,365	55,398	863	14,365	56,261	70,626	21,385	49,241	74,186	2004
Avalon Russett	Laurel, MD	10,200	47,524	2,659	10,200	50,183	60,383	5,547	54,836	39,972	1999/2013
Eaves Fair Lakes	Fairfax, VA	6,096	24,400	8,246	6,096	32,646	38,742	17,777	20,965	—	1989/1996
AVA Ballston	Arlington, VA	7,291	29,177	16,117	7,291	45,294	52,585	24,294	28,291	—	1990
Eaves Fairfax City	Fairfax, VA	2,152	8,907	5,390	2,152	14,297	16,449	6,624	9,825	—	1988/1997
Avalon Tysons Corner	Tysons Corner, VA	13,851	43,397	12,106	13,851	55,503	69,354	26,784	42,570	—	1996
Avalon at Arlington Square	Arlington, VA	22,041	90,296	2,818	22,041	93,114	115,155	42,880	72,275	—	2001
Avalon Park Crest	Tysons Corner, VA	13,554	63,527	—	13,554	63,527	77,081	4,886	72,195	—	2013
Eaves Fairfax Towers	Falls Church, VA	17,889	74,727	1,718	17,889	76,445	94,334	9,782	84,552	—	1978/2011
AVA H Street	Washington, DC	7,425	25,282	—	7,425	25,282	32,707	1,782	30,925	—	2013
Avalon First and M	Washington, DC	43,700	153,950	2,411	43,700	156,361	200,061	12,255	187,806	140,964	2012/2013
Avalon The Albemarle	Washington, DC	25,140	52,459	3,717	25,140	56,176	81,316	6,980	74,336	—	1966/2013
Eaves Tunlaw Gardens	Washington, DC	16,430	22,902	2,025	16,430	24,927	41,357	3,162	38,195	28,494	1944/2013
The Statesman	Washington, DC	38,140	35,352	3,453	38,140	38,805	76,945	5,815	71,130	—	1961/2013
Eaves Glover Park	Washington, DC	9,580	26,532	1,954	9,580	28,486	38,066	3,385	34,681	23,569	1953/2013
AVA Van Ness	Washington, DC	22,890	58,691	3,455	22,890	62,146	85,036	6,844	78,192	—	1978/2013
Avalon Ballston Place	Arlington, VA	38,490	123,645	3,768	38,490	127,413	165,903	11,532	154,371	—	2001/2013
Eaves Tysons Corner	Vienna, VA	16,030	45,420	2,554	16,030	47,974	64,004	5,509	58,495	—	1980/2013
Avalon Ballston Square	Arlington, VA	71,640	215,937	10,200	71,640	226,137	297,777	23,372	274,405	—	1992/2013
Avalon Courthouse Place	Arlington, VA	56,550	178,032	8,131	56,550	186,163	242,713	18,921	223,792	140,332	1999/2013
Avalon Reston Landing	Reston, VA	26,710	83,084	4,354	26,710	87,438	114,148	9,863	104,285	—	2000/2013
Oakwood Arlington	Arlington, VA	18,850	38,545	1,856	18,850	40,401	59,251	4,324	54,927	42,185	1987/2013
Avalon Mosaic	Merrifield, VA	33,483	75,081	—	33,483	75,081	108,564	2,108	106,456	—	2014
Avalon Arlington North	Arlington, VA	21,600	58,763	—	21,600	58,763	80,363	1,468	78,895	—	2014
TOTAL MID-ATLANTIC		$620,356	$1,839,822	$141,299	$620,356	$1,981,121	$2,601,477	$396,214	$2,205,263	$597,830

PACIFIC NORTHWEST
Seattle, WA

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Redmond Place	Redmond, WA	$4,558	$18,368	$9,879	$4,558	$28,247	$32,805	$14,541	$18,264	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	3,427	6,786	31,068	37,854	17,457	20,397	—	1998/1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	1,685	6,664	25,804	32,468	12,245	20,223	25,491	2001
Avalon RockMeadow	Bothell, WA	4,777	19,765	1,901	4,777	21,666	26,443	10,695	15,748	—	2000/2000
Avalon ParcSquare	Redmond, WA	3,789	15,139	2,630	3,789	17,769	21,558	8,587	12,971	—	2000/2000
Avalon Brandemoor	Lynnwood, WA	8,608	36,679	1,656	8,608	38,335	46,943	18,143	28,800	—	2001/2001
AVA Belltown	Seattle, WA	5,644	12,733	830	5,644	13,563	19,207	6,330	12,877	—	2001
Avalon Meydenbauer	Bellevue, WA	12,697	77,451	936	12,697	78,387	91,084	18,053	73,031	—	2008
Avalon Towers Bellevue	Bellevue, WA	—	123,030	811	—	123,841	123,841	19,003	104,838	—	2011
AVA Queen Anne	Seattle, WA	12,081	41,618	347	12,081	41,965	54,046	4,357	49,689	—	2012
Avalon Brandemoor II	Lynnwood, WA	2,655	11,343	—	2,655	11,343	13,998	1,435	12,563	—	2011
AVA Ballard	Seattle, WA	16,460	46,885	6	16,460	46,891	63,351	2,811	60,540	—	2013
Eaves Redmond Campus	Redmond, WA	22,580	88,001	5,248	22,580	93,249	115,829	10,158	105,671	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	10,250	26,842	1,831	10,250	28,673	38,923	3,302	35,621	—	1987/2013
AVA University District	Seattle, WA	12,594	60,566	294	12,594	60,860	73,454	2,087	71,367	—	2014
TOTAL PACIFIC NORTHWEST		$130,143	$630,180	$31,481	$130,143	$661,661	$791,804	$149,204	$642,600	$25,491

NORTHERN CALIFORNIA
Oakland-East Bay, CA
Avalon Fremont	Fremont, CA	$10,746	$43,399	$5,059	$10,746	$48,458	$59,204	$28,083	$31,121	$—	1992/1994
Eaves Dublin	Dublin, CA	5,276	19,642	9,167	5,276	28,809	34,085	14,183	19,902	—	1989/1997
Eaves Pleasanton	Pleasanton, CA	11,610	46,552	21,254	11,610	67,806	79,416	33,374	46,042	—	1988/1994
Eaves Union City	Union City, CA	4,249	16,820	2,832	4,249	19,652	23,901	11,402	12,499	—	1973/1996
Eaves Fremont	Fremont, CA	6,581	26,583	9,730	6,581	36,313	42,894	19,198	23,696	—	1985/1994
Avalon Union City	Union City, CA	14,732	104,025	294	14,732	104,319	119,051	19,722	99,329	—	2009
Avalon Walnut Creek	Walnut Creek, CA	—	145,906	1,643	—	147,549	147,549	22,354	125,195	137,542	2010
Eaves Walnut Creek	Walnut Creek, CA	30,320	82,375	5,597	30,320	87,972	118,292	9,646	108,646	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	9,860	19,850	878	9,860	20,728	30,588	2,159	28,429	20,754	2000/2013
Avalon Walnut Ridge II	Walnut Creek, CA	27,190	57,041	3,299	27,190	60,340	87,530	6,990	80,540	—	1989/2013
Avalon Berkeley	Berkeley, CA	4,500	28,646	—	4,500	28,646	33,146	467	32,679	—	2014
Avalon Dublin Station	Dublin, CA	7,771	71,026	—	7,771	71,026	78,797	1,782	77,015	—	2014

San Francisco, CA
Eaves Daly City	Daly City, CA	4,230	9,659	18,662	4,230	28,321	32,551	14,804	17,747	—	1972/1997
AVA Nob Hill	San Francisco, CA	5,403	21,567	6,888	5,403	28,455	33,858	14,033	19,825	20,800	1990/1995

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves San Rafael	San Rafael, CA	5,982	16,885	24,197	5,982	41,082	47,064	17,997	29,067	—	1973/1996
Eaves Foster City	Foster City, CA	7,852	31,445	11,207	7,852	42,652	50,504	21,206	29,298	—	1973/1994
Eaves Pacifica	Pacifica, CA	6,125	24,796	2,541	6,125	27,337	33,462	15,595	17,867	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	14,894	3,561	36,215	39,776	16,136	23,640	—	1961/1996
Eaves Diamond Heights	San Francisco, CA	4,726	19,130	5,790	4,726	24,920	29,646	12,976	16,670	—	1972/1994
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	2,482	14,029	80,934	94,963	33,067	61,896	69,955	2003
Avalon at Mission Bay III	San Francisco, CA	28,687	119,156	74	28,687	119,230	147,917	22,702	125,215	—	2009
Avalon Ocean Avenue	San Francisco, CA	5,544	50,883	1,740	5,544	52,623	58,167	4,827	53,340	—	2012
Avalon San Bruno	San Bruno, CA	40,780	68,684	2,891	40,780	71,575	112,355	7,423	104,932	64,450	2004/2013
Avalon San Bruno II	San Bruno, CA	23,787	44,934	1,668	23,787	46,602	70,389	4,527	65,862	30,968	2007/2013
Avalon San Bruno III	San Bruno, CA	33,303	62,910	2,349	33,303	65,259	98,562	6,340	92,222	56,210	2010/2013
AVA 55 Ninth	San Francisco, CA	20,267	96,291	—	20,267	96,291	116,558	2,022	114,536	—	2014

San Jose, CA
Avalon Campbell	Campbell, CA	11,830	47,828	13,431	11,830	61,259	73,089	28,671	44,418	38,800	1995
Eaves San Jose	San Jose, CA	12,920	53,047	18,810	12,920	71,857	84,777	28,688	56,089	—	1985/1996
Avalon on the Alameda	San Jose, CA	6,119	50,225	1,644	6,119	51,869	57,988	28,035	29,953	51,539	1999
Avalon Silicon Valley	Sunnyvale, CA	20,713	99,573	4,987	20,713	104,560	125,273	59,276	65,997	—	1998
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,511	9,755	48,904	58,659	25,542	33,117	18,100	1986
Eaves Creekside	Mountain View, CA	6,546	26,263	20,984	6,546	47,247	53,793	20,739	33,054	—	1962/1997
Avalon at Cahill Park	San Jose, CA	4,765	47,600	1,433	4,765	49,033	53,798	20,749	33,049	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	1,103	9,560	57,239	66,799	25,115	41,684	—	2002
Avalon Willow Glen	San Jose, CA	46,060	81,957	4,034	46,060	85,991	132,051	9,780	122,271	—	2002/2013
Eaves West Valley	San Jose, CA	90,890	113,628	7,019	90,890	120,647	211,537	14,646	196,891	83,087	1970/2013
Eaves Mountain View at Middlefield	Mountain View, CA	64,070	69,018	4,847	64,070	73,865	137,935	9,416	128,519	71,496	1969/2013
Eaves West Valley II	San Jose, CA	—	18,411	—	—	18,411	18,411	735	17,676	—	2013
Avalon Morrison Park	San Jose, CA	13,837	64,337	—	13,837	64,337	78,174	1,756	76,418	—	2014
TOTAL NORTHERN CALIFORNIA		$634,176	$2,095,394	$242,939	$634,176	$2,338,333	$2,972,509	$636,163	$2,336,346	$681,301

SOUTHERN CALIFORNIA
Orange County, CA
AVA Newport	Costa Mesa, CA	$1,975	$3,814	$9,802	$1,975	$13,616	$15,591	$5,491	$10,100	$—	1956/1996
Avalon Mission Viejo	Mission Viejo, CA	2,517	9,257	2,783	2,517	12,040	14,557	7,157	7,400	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	4,709	16,063	12,772	4,709	28,835	33,544	13,887	19,657	—	1973/1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Santa Margarita	Rancho Santa Margarita, CA	4,607	16,911	10,247	4,607	27,158	31,765	12,753	19,012	—	1990/1997
Eaves Huntington Beach	Huntington Beach, CA	4,871	19,745	9,530	4,871	29,275	34,146	16,657	17,489	—	1971/1997
Avalon Anaheim Stadium	Anaheim, CA	27,874	69,156	645	27,874	69,801	97,675	14,359	83,316	—	2009
Avalon Irvine	Irvine, CA	9,911	67,524	69	9,911	67,593	77,504	12,521	64,983	—	2010
Eaves Lake Forest	Lake Forest, CA	5,199	21,134	2,114	5,199	23,248	28,447	3,006	25,441	—	1975/2011
Avalon Irvine II	Irvine, CA	4,358	40,906	—	4,358	40,906	45,264	2,753	42,511	—	2013
Eaves Seal Beach	Seal Beach, CA	46,790	99,999	4,635	46,790	104,634	151,424	11,178	140,246	85,122	1971/2013

San Diego, CA
AVA Pacific Beach	San Diego, CA	9,922	40,580	30,927	9,922	71,507	81,429	32,316	49,113	—	1969/1997
Eaves Mission Ridge	San Diego, CA	2,710	10,924	11,263	2,710	22,187	24,897	12,213	12,684	—	1960/1997
AVA Cortez Hill	San Diego, CA	2,768	20,134	23,464	2,768	43,598	46,366	18,853	27,513	—	1973/1998
Avalon Fashion Valley	San Diego, CA	19,627	44,972	290	19,627	45,262	64,889	9,860	55,029	—	2008
Eaves San Marcos	San Marcos, CA	3,277	13,385	860	3,277	14,245	17,522	1,869	15,653	—	1988/2011
Eaves Rancho Penasquitos	San Diego, CA	6,692	27,143	1,834	6,692	28,977	35,669	3,697	31,972	—	1986/2011
Avalon La Jolla Colony	San Diego, CA	16,760	27,694	2,099	16,760	29,793	46,553	3,665	42,888	27,176	1987/2013
Eaves La Mesa	La Mesa, CA	9,490	28,482	1,335	9,490	29,817	39,307	3,230	36,077	—	1989/2013

Los Angeles, CA
AVA Burbank	Burbank, CA	22,483	28,104	48,076	22,483	76,180	98,663	32,069	66,594	—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	23,828	40,372	46,946	23,828	87,318	111,146	36,446	74,700	—	1989/1997
Eaves Warner Center	Woodland Hills, CA	7,045	12,986	9,304	7,045	22,290	29,335	13,017	16,318	—	1979/1998
Avalon at Glendale	Glendale, CA	—	42,564	1,155	—	43,719	43,719	16,923	26,796	—	2003
Avalon Burbank	Burbank, CA	14,053	56,827	23,842	14,053	80,669	94,722	29,268	65,454	—	1988/2002
Avalon Camarillo	Camarillo , CA	8,446	40,290	142	8,446	40,432	48,878	12,232	36,646	—	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	1,045	5,459	42,227	47,686	11,268	36,418	—	2007
Avalon Encino	Encino, CA	12,789	49,073	395	12,789	49,468	62,257	10,812	51,445	—	2008
Avalon Warner Place	Canoga Park, CA	7,920	44,848	183	7,920	45,031	52,951	10,522	42,429	—	2008
Eaves Phillips Ranch	Pomona, CA	9,796	41,740	246	9,796	41,986	51,782	5,516	46,266	—	1989/2011
Eaves San Dimas	San Dimas, CA	1,916	7,819	519	1,916	8,338	10,254	1,089	9,165	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	2,953	12,428	191	2,953	12,619	15,572	1,663	13,909	—	1981/2011
AVA Pasadena	Pasadena, CA	8,400	11,547	5,388	8,400	16,935	25,335	1,319	24,016	11,683	1973/2012
Eaves Cerritos	Artesia, CA	8,305	21,195	1,392	8,305	22,587	30,892	1,991	28,901	—	1973/2012
Avalon Del Rey	Los Angeles, CA	30,900	72,008	654	30,900	72,662	103,562	5,978	97,584	—	2006/2012

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Simi Valley	Simi Valley, CA	42,020	73,361	4,411	42,020	77,772	119,792	9,158	110,634	—	2007/2013
Avalon Studio City II	Studio City, CA	4,626	22,954	1,210	4,626	24,164	28,790	2,484	26,306	—	1991/2013
Avalon Studio City III	Studio City, CA	15,756	78,178	3,418	15,756	81,596	97,352	8,428	88,924	—	2002/2013
Avalon Calabasas	Calabasas, CA	42,720	107,642	6,649	42,720	114,291	157,011	13,810	143,201	100,237	1988/2013
Avalon Oak Creek	Agoura Hills, CA	43,540	79,974	4,277	43,540	84,251	127,791	10,304	117,487	85,288	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	32,000	60,770	3,359	32,000	64,129	96,129	6,720	89,409	—	2007/2013
Avalon Del Mar Station	Pasadena, CA	20,560	106,556	3,277	20,560	109,833	130,393	9,650	120,743	76,471	2006/2013
Eaves Old Town Pasadena	Pasadena, CA	9,110	15,371	1,188	9,110	16,559	25,669	2,053	23,616	15,669	1972/2013
Eaves Thousand Oaks	Thousand Oaks, CA	13,950	20,211	2,053	13,950	22,264	36,214	3,208	33,006	27,411	1992/2013
Eaves Los Feliz	Los Angeles, CA	18,940	43,661	3,160	18,940	46,821	65,761	5,463	60,298	43,258	1989/2013
Oakwood Toluca Hills	Los Angeles, CA	85,450	161,256	9,933	85,450	171,189	256,639	20,490	236,149	165,561	1973/2013
Eaves Woodland Hills	Woodland Hills, CA	68,940	90,549	9,014	68,940	99,563	168,503	13,226	155,277	104,694	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	12,810	22,581	1,807	12,810	24,388	37,198	3,226	33,972	28,394	2002/2013
Avalon Pasadena	Pasadena, CA	10,240	31,558	1,808	10,240	33,366	43,606	3,503	40,103	28,079	2004/2013
Avalon Studio City	Studio City, CA	17,658	90,715	4,094	17,658	94,809	112,467	9,702	102,765	—	1987/2013
Avalon San Dimas	San Dimas, CA	9,140	30,445	—	9,140	30,445	39,585	313	39,272	—	2014
Avalon Mission Oaks	Camarillo, CA	9,600	34,540	2,860	9,600	37,400	47,000	93	46,907	—	2014
TOTAL SOUTHERN CALIFORNIA		$805,410	$2,171,128	$326,665	$805,410	$2,497,793	$3,303,203	$497,409	$2,805,794	$806,678

Non-Core
Archstone Lexington	Flower Mound, TX	$4,540	$25,946	$1,823	$4,540	$27,769	$32,309	$3,551	$28,758	$16,525	2000/2013
Archstone Toscano	Houston, TX	15,607	72,154	5	15,607	72,159	87,766	3,324	84,442	—	2014
Memorial Heights Villages	Houston, TX	9,607	42,164	—	9,607	42,164	51,771	724	51,047	—	2014
TOTAL NON-CORE		$29,754	$140,264	$1,828	$29,754	$142,092	$171,846	$7,599	$164,247	$16,525

TOTAL CURRENT COMMUNITIES		$3,412,833	$11,222,071	$1,077,984	$3,412,833	$12,300,055	$15,712,888	$2,858,260	$12,854,628	$3,448,138

DEVELOPMENT COMMUNITIES
Avalon West Chelsea/AVA High Line	New York, NY	$—	$260,762	$11,823	$—	$272,585	$272,585	$4,302	$268,283	$—	N/A
Avalon North Station	Boston, MA	—	—	46,268	—	46,268	46,268	—	46,268	—	N/A
Avalon at Assembly Row/AVA Somerville	Somerville, MA	15,239	80,685	33,327	15,239	114,012	129,251	1,095	128,156	—	N/A
Avalon Framingham	Framingham, MA	—	—	18,335	—	18,335	18,335	—	18,335	—	N/A
Avalon West Hollywood	West Hollywood, CA	—	233	57,895	—	58,128	58,128	—	58,128	—	N/A
Avalon Dublin Station II	Dublin, CA	—	84	43,338	—	43,422	43,422	—	43,422	—	N/A
Avalon Wharton	Wharton, NJ	874	20,455	27,318	874	47,773	48,647	116	48,531	—	N/A

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Green III	New York, NY	—	4	1,443	—	1,447	1,447	—	1,447	—	N/A
AVA Little Tokyo	Los Angeles, CA	5,479	35,923	64,425	5,479	100,348	105,827	423	105,404	—	N/A
AVA Theater District	Boston, MA	—	315	132,767	—	133,082	133,082	—	133,082	—	N/A
Avalon Marlborough	Boston, MA	—	95	46,808	—	46,903	46,903	—	46,903	—	N/A
Avalon Vista	Vista, CA	—	292	36,338	—	36,630	36,630	—	36,630	—	N/A
Avalon Bloomfield Station	Bloomfield, NJ	—	56	29,624	—	29,680	29,680	—	29,680	—	N/A
Avalon Willoughby Square/AVA DoBro	Brooklyn, NY	—	80	266,238	—	266,318	266,318	—	266,318	—	N/A
Avalon Alderwood I	Lynnwood, WA	7,033	32,783	26,290	7,033	59,073	66,106	492	65,614	—	N/A
AVA Capitol Hill	Seattle, WA	—	—	39,870	—	39,870	39,870	—	39,870	—	N/A
Avalon Esterra Park	Redmond, WA	—	8	33,515	—	33,523	33,523	—	33,523	—	N/A
Avalon Hayes Valley	San Francisco, CA	—	887	78,685	—	79,572	79,572	—	79,572	—	N/A
Avalon Baker Ranch	Lake Forest, CA	3,684	12,815	94,303	3,684	107,118	110,802	54	110,748	—	N/A
Avalon Irvine III	Irvine, CA	—	50	26,253	—	26,303	26,303	—	26,303	—	N/A
Avalon Huntington Beach	Huntington Beach, CA	—	78	40,661	—	40,739	40,739	—	40,739	—	N/A
Avalon Glendora	Glendora, CA	—	55	52,091	—	52,146	52,146	—	52,146	—	N/A
Avalon Falls Church	Falls Church, VA	—	240	69,391	—	69,631	69,631	—	69,631	—	N/A
Avalon Roseland	Roseland, NJ	—	372	32,771	—	33,143	33,143	—	33,143	—	N/A
Avalon Princeton	Princeton, NJ	—	70	35,386	—	35,456	35,456	—	35,456	—	N/A
Avalon Union	Union, NJ	—	—	12,717	—	12,717	12,717	—	12,717	—	N/A
TOTAL DEVELOPMENT COMMUNITIES		$32,309	$446,342	$1,357,880	$32,309	$1,804,222	$1,836,531	$6,482	$1,830,049	$—

Land Held for Development		$180,516	$—	$—	$180,516	$—	$180,516	$—	$180,516	$—
Corporate Overhead		31,344	31,699	56,338	31,344	88,037	119,381	48,834	70,547	3,000,000
TOTAL		$3,657,002	$11,700,112	$2,492,202	$3,657,002	$14,192,314	$17,849,316	$2,913,576	$14,935,740	$6,448,138
_________________________________

(1)	Includes 240 apartment homes which were destroyed and are uninhabitable as a result of the fire at Avalon at Edgewater in January 2015.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(Dollars in thousands)

Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building—30 years
Improvements, upgrades and FF&E—not to exceed 7 years
The aggregate cost of total real estate for federal income tax purposes was approximately $17,561,706 at December 31, 2014.
The changes in total real estate assets for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the year ended
	12/31/2014	12/31/2013	12/31/2012
Balance, beginning of period	$16,800,321	$10,071,342	$9,288,496
Acquisitions, construction costs and improvements	1,311,003	7,157,639	934,935
Dispositions, including impairment loss on planned dispositions	(262,008)	(428,660)	(152,089)
Balance, end of period	$17,849,316	$16,800,321	$10,071,342
The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012, are as follows:

	For the year ended
	12/31/2014	12/31/2013	12/31/2012
Balance, beginning of period	$2,516,112	$2,056,222	$1,863,466
Depreciation, including discontinued operations	442,682	573,715	260,094
Dispositions	(45,218)	(113,825)	(67,338)
Balance, end of period	$2,913,576	$2,516,112	$2,056,222