Form 10-Q
period 2015-03-31
AVALONBAY COMMUNITIES INC
filed 2015-05-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

132,188,431 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2015

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2015	12/31/2014
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,489,749	$3,446,843
Buildings and improvements	12,414,349	12,275,850
Furniture, fixtures and equipment	413,793	403,393
	16,317,891	16,126,086
Less accumulated depreciation	(2,989,899)	(2,890,530)
Net operating real estate	13,327,992	13,235,556
Construction in progress, including land	1,460,226	1,417,246
Land held for development	536,538	180,516
Operating real estate assets held for sale, net	59,596	102,422
Total real estate, net	15,384,352	14,935,740

Cash and cash equivalents	194,928	508,276
Cash in escrow	102,788	95,625
Resident security deposits	29,514	29,563
Investments in unconsolidated real estate entities	262,050	298,315
Deferred financing costs, net	38,818	39,728
Deferred development costs	23,896	67,029
Prepaid expenses and other assets	227,402	202,447
Total assets	$16,263,748	$16,176,723

LIABILITIES AND EQUITY
Unsecured notes, net	$3,043,509	$2,993,265
Variable rate unsecured credit facility	—	—
Mortgage notes payable	3,518,822	3,532,587
Dividends payable	165,241	153,207
Payables for construction	94,131	101,930
Accrued expenses and other liabilities	249,682	244,017
Accrued interest payable	32,937	41,318
Resident security deposits	50,673	49,449
Liabilities related to real estate assets held for sale	733	1,780
Total liabilities	7,155,728	7,117,553

Redeemable noncontrolling interests	10,508	12,765

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2015 and December 31, 2014; zero shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2015 and December 31, 2014; 132,189,626 and 132,050,382 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,322	1,320
Additional paid-in capital	9,360,470	9,354,685
Accumulated earnings less dividends	(223,330)	(267,085)
Accumulated other comprehensive loss	(40,950)	(42,515)
Total equity	9,097,512	9,046,405
Total liabilities and equity	$16,263,748	$16,176,723

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2015	3/31/2014
Revenue:
Rental and other income	$439,756	$396,998
Management, development and other fees	2,611	3,077
Total revenue	442,367	400,075

Expenses:
Operating expenses, excluding property taxes	112,662	98,542
Property taxes	47,177	44,485
Interest expense, net	45,573	42,533
Depreciation expense	116,853	106,367
General and administrative expense	10,598	9,236
Expensed acquisition, development and other pursuit costs, net of recoveries	1,187	715
Casualty and impairment loss	5,788	—
Total expenses	339,838	301,878

Equity in income of unconsolidated real estate entities	34,566	5,223
Gain on sale of land	22	—
Gain on sale of communities	70,936	—

Income from continuing operations	208,053	103,420

Discontinued operations:
Income from discontinued operations	—	310
Gain on sale of discontinued operations	—	37,869
Total discontinued operations	—	38,179

Net income	208,053	141,599
Net loss attributable to noncontrolling interests	91	140

Net income attributable to common stockholders	$208,144	$141,739

Other comprehensive income:
Cash flow hedge losses reclassified to earnings	1,565	1,573
Comprehensive income	$209,709	$143,312

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$1.57	$0.80
Discontinued operations attributable to common stockholders	—	0.29
Net income attributable to common stockholders	$1.57	$1.09

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$1.56	$0.80
Discontinued operations attributable to common stockholders	—	0.29
Net income attributable to common stockholders	$1.56	$1.09

Dividends per common share	$1.25	$1.16

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2015	3/31/2014
Cash flows from operating activities:
Net income	$208,053	$141,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	116,853	106,367
Amortization of deferred financing costs	1,664	1,518
Amortization of debt premium	(8,660)	(8,774)
Amortization of stock-based compensation	4,038	3,615
Equity in loss (income) of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	3,805	(547)
Casualty and impairment loss	4,995	—
Cash flow hedge losses reclassified to earnings	1,565	1,573
Gain on sale of real estate assets	(79,033)	(37,869)
(Increase) decrease in cash in operating escrows	(7,815)	6,831
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(2,351)	13,655
Increase in accrued expenses, other liabilities and accrued interest payable	(6,734)	(7,651)
Net cash provided by operating activities	236,380	220,317

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(578,632)	(266,930)
Capital expenditures - existing real estate assets	(7,820)	(13,709)
Capital expenditures - non-real estate assets	(859)	(9,300)
Proceeds from sale of communities, net of selling costs	112,504	52,147
Decrease in payables for construction	(7,885)	(339)
Distributions from unconsolidated real estate entities	40,493	15,194
Investments in unconsolidated real estate entities	—	(1,427)
Net cash used in investing activities	(442,199)	(224,364)

Cash flows from financing activities:
Issuance of common stock	1,973	7,234
Dividends paid	(153,095)	(138,393)
Issuance of mortgage notes payable	—	250,000
Repayments of mortgage notes payable, including prepayment penalties	(4,209)	(3,832)
Issuance of unsecured notes	50,000	—
Payment of deferred financing costs	(578)	(3,022)
Distributions to DownREIT partnership unitholders	(9)	(9)
Distributions to joint venture and profit-sharing partners	(91)	(82)
Redemption of preferred interest obligation	(1,520)	(3,200)
Net cash (used in) provided by financing activities	(107,529)	108,696

Net (decrease) increase in cash and cash equivalents	(313,348)	104,649

Cash and cash equivalents, beginning of period	508,276	281,541
Cash and cash equivalents, end of period	$194,928	$386,190
Cash paid during the period for interest, net of amount capitalized	$59,624	$55,140

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Supplemental disclosures of non-cash investing and financing activities:
During the three months ended March 31, 2015:

•
As described in Note 4, “Equity,” 154,645 shares of common stock were issued as part of the Company's stock based compensation plan, of which 95,826 shares related to the conversion of restricted stock units to restricted shares, and the remaining 58,819 shares valued at $10,199,000 were issued in connection with new stock grants; 484 shares valued at $86,000 were issued through the Company’s dividend reinvestment plan; and 32,887 shares valued at $5,338,000 were withheld to satisfy employees’ tax withholding and other liabilities.

•	Common stock dividends declared but not paid totaled $165,241,000.

•
The Company recorded a decrease of $2,065,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, “Fair Value.”

•	The Company reclassified $1,565,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a charge of $21,844,000 to write-off the net book value of the fixed assets destroyed by the Edgewater fire, and a corresponding recovery of loss of $22,000,000 for proceeds from insurance.

During the three months ended March 31, 2014:

•
The Company issued 104,060 shares of common stock valued at $13,331,000 in connection with stock grants; 638 shares valued at $78,000 were issued through the Company’s dividend reinvestment plan; and 33,365 shares valued at $3,567,000 were withheld to satisfy employees’ tax withholding and other liabilities.

•	Common stock dividends declared but not paid totaled $150,304,000.

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
At March 31, 2015, the Company owned or held a direct or indirect ownership interest in 254 operating apartment communities containing 74,178 apartment homes in 11 states and the District of Columbia, of which seven communities containing 2,734 apartment homes were under reconstruction. In addition, the Company has 25 communities under construction that are expected to contain an aggregate of 7,428 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 35 communities that, if developed as expected, will contain an estimated 9,985 apartment homes.
The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2014 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.
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

	For the three months ended
	3/31/2015	3/31/2014
Basic and diluted shares outstanding
Weighted average common shares - basic	131,883,741	129,288,771
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	1,284,532	333,286
Weighted average common shares - diluted	133,175,773	129,629,557

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$208,144	$141,739
Net income allocated to unvested restricted shares	(529)	(232)
Net income attributable to common stockholders, adjusted	$207,615	$141,507

Weighted average common shares - basic	131,883,741	129,288,771

Earnings per common share - basic	$1.57	$1.09

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$208,144	$141,739
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	9	9
Adjusted net income available to common stockholders	$208,153	$141,748

Weighted average common shares - diluted	133,175,773	129,629,557

Earnings per common share - diluted	$1.56	$1.09

All options to purchase shares of common stock outstanding as of March 31, 2015 are included in the computation of diluted earnings per share. Certain options to purchase shares of common stock in the amount of 605,899 were outstanding at March 31, 2014, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the quarter.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at March 31, 2015 was 1.0% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2015 or 2014.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements.  The Company does not enter into Hedging Derivatives transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net.  For the Hedging Derivatives positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of Hedging Derivatives in other comprehensive income.  Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 10, "Fair Value," for further discussion of derivative financial instruments.

Legal and Other Contingencies

In January 2015, a fire occurred at the Company’s Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. The Company is still assessing the direct losses resulting from the fire as well as its potential liability to third parties who incurred damages as a result of the fire. The Company is also evaluating whether to rebuild and replace the building that was destroyed and does not believe that the outcome of this decision will have a material impact on the Company’s financial condition or results of operations. As of March 31, 2015, Edgewater was encumbered with a fixed rate secured mortgage note with an effective interest rate of 5.95% that had an outstanding principal balance of $74,718,000 that will be due in May 2019 (the “Edgewater Mortgage”). After discussions with the lender, the Company believes that it will be permitted to pay off the entire outstanding principal balance of the note at par, which the Company currently expects to do.

The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company’s insurers have begun to negotiate and settle claims made by third parties who incurred property damage and other losses. Four putative class action lawsuits have been filed on behalf of Edgewater residents and others who may have been harmed by the fire. In addition, 14 lawsuits representing over 100 individual plaintiffs have been filed against the Company. The Company believes that it has meritorious defenses to the extent of damages claimed. Additional lawsuits arising from the fire may be filed.

Following the fire, the Company received a civil citation for “failure to notify Fire Department of an active fire” from Bergen County, New Jersey. The Company is appealing this citation. The Company believes that additional governmental investigations are or may be ongoing, which could include a review of the state of compliance of the construction and operation of Edgewater with building codes and other legal requirements and the materiality of any defenses related thereto. The Company is unable to evaluate the nature and potential materiality of any such investigations or actions.

While the Company currently believes that all of its liability to third parties resulting from the fire will be substantially covered by its insurance policies, subject to applicable deductibles and a self-insured amount equal to 12% of the first $50,000,000 of property damage, the Company can give no assurances in this regard and continues to evaluate this matter. See Note 5, "Investments in Real Estate Entities," and Part II, Item 1, "Legal Proceedings," for further discussion of the casualty loss and lawsuits associated with the Edgewater fire.

The Company is involved in various other claims and/or administrative proceedings unrelated to the Edgewater fire that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform to current year presentations as a result of changes in held for sale classification as described in Note 6, “Real Estate Disposition Activities.”

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a revenue recognition standard that will result in companies recognizing revenue from contracts when control for the service or product that is the subject of the contract is transferred from the seller to the buyer. The guidance is effective in the first quarter of 2017, and the Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company is currently assessing the effect of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance will only impact financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

2.  Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $19,030,000 and $19,679,000 for the three months ended March 31, 2015 and 2014, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility
The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of March 31, 2015 and December 31, 2014, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2015 and December 31, 2014, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	3/31/2015	12/31/2014

Fixed rate unsecured notes (1)	$2,750,000	$2,750,000
Term Loan	300,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	2,396,479	2,400,677
Variable rate mortgage notes payable - conventional and tax-exempt	1,046,799	1,047,461
Total mortgage notes payable and unsecured notes	6,493,278	6,448,138
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,493,278	$6,448,138
_____________________________________

(1)	Balances at March 31, 2015 and December 31, 2014 exclude $6,491 and $6,735 of debt discount, respectively, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)
Balances at March 31, 2015 and December 31, 2014 exclude $75,544 and $84,449 of debt premium, respectively, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2015:

•
In January 2015, in conjunction with the disposition of Avalon on Stamford Harbor, another operating community was substituted as collateral for the disposed community's outstanding fixed rate secured mortgage loan.

•	In March 2015, the Company borrowed the final $50,000,000 available under the $300,000,000 variable rate unsecured term loan (the “Term Loan”), maturing in March 2021.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the LIBOR rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 1.05% (1.23% at March 31, 2015), assuming a one month borrowing rate. The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company’s current credit rating.
The Company had no borrowings outstanding under the Credit Facility and had $45,069,000 and $49,407,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2015 and December 31, 2014, respectively.
In the aggregate, secured notes payable mature at various dates from November 2015 through July 2066, and are secured by certain apartment communities (with a net carrying value of $4,331,683,000, excluding communities classified as held for sale, as of March 31, 2015).
As of March 31, 2015, the Company has guaranteed approximately $257,763,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% at both March 31, 2015 and December 31, 2014.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both March 31, 2015 and December 31, 2014.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2015 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2015	$13,580	$586,228	$—	—%

2016	19,184	16,256	250,000	5.750%

2017	20,387	710,191	250,000	5.700%

2018	19,788	76,940	—	—%

2019	7,287	658,449	—	—%

2020	6,384	50,825	250,000	6.100%

			400,000	3.625%

2021	6,491	27,844	250,000	3.950%

			300,000	LIBOR + 1.450%

2022	6,927	—	450,000	2.950%

2023	7,377	—	350,000	4.200%

			250,000	2.850%

2024	5,567	—	300,000	3.500%

Thereafter	—	1,203,573	—

	$112,972	$3,330,306	$3,050,000

The Company was in compliance at March 31, 2015 with customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed rate unsecured notes.

4.  Equity
The following summarizes the changes in equity for the three months ended March 31, 2015 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2014	$1,320	$9,354,685	$(267,085)	$(42,515)	$9,046,405
Net income attributable to common stockholders	—	—	208,144	—	208,144
Cash flow hedge loss reclassified to earnings	—	—	—	1,565	1,565
Change in redemption value of redeemable noncontrolling interest	—	—	2,065	—	2,065
Dividends declared to common stockholders	—	—	(165,215)	—	(165,215)
Issuance of common stock, net of withholdings	2	(2,268)	(1,239)	—	(3,505)
Amortization of deferred compensation	—	8,053	—	—	8,053
Balance at March 31, 2015	$1,322	$9,360,470	$(223,330)	$(40,950)	$9,097,512
As of March 31, 2015 and December 31, 2014, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.
During the three months ended March 31, 2015, the Company:

i.	issued 17,002 shares of common stock in connection with stock options exercised;

ii.	issued 484 common shares through the Company’s dividend reinvestment plan;

iii.	issued 154,645 common shares in connection with stock grants and the conversion of restricted stock units to restricted shares; and

iv.	withheld 32,887 common shares to satisfy employees’ tax withholding and other liabilities.

Any deferred compensation related to the Company’s stock option, restricted stock and restricted stock unit grants during the three months ended March 31, 2015 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2015, and will not be reflected until earned as compensation cost.
In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company is authorized by its Board of Directors to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period.  Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the three months ended March 31, 2015, the Company had no sales under CEP III and has $346,304,000 of shares remaining authorized for issuance under this program as of March 31, 2015.
On September 9, 2014, based on a market closing price of $155.83 per share on that date, the Company entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved by the Company will be determined on the date or dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. The Company generally has the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the Forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby the Company will either pay or receive the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement, or (iii) net share settlement, whereby the Company will either receive or issue shares of its common stock, with the number of shares issued or received determined by the difference between the Forward price and the weighted average market price for its common stock at the time of settlement. The Forward price and the weighted average market price would in both cases be determined under the applicable terms of the Forward. Under either of the net settlement provisions, the Company will pay to the counterparty either cash or shares of its common stock when the weighted average market price of its common stock at the time of settlement exceeds the Forward price, and will receive either cash or issue shares of its common stock to the extent that the weighted average market price of its common stock at the time of settlement is less than the price under the Forward.

Settlement of the Forward will occur on one or more dates not later than September 8, 2015. The Company accounts for the Forward as equity. Before the issuance of shares of the Company’s common stock, if any, upon physical or net share settlement of the Forward, the Company expects that the shares issuable upon settlement of the Forward will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward over the number of shares of common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the Forward, the delivery of shares of our common stock would result in an increase in the number of shares outstanding and dilution to our earnings per share. As of March 31, 2015, the Company has not delivered any shares of common stock in settlement of the Forward.
5.  Investments in Real Estate Entities
Investment in Unconsolidated Real Estate Entities
As of March 31, 2015, the Company had investments in six unconsolidated real estate entities, excluding an interest in the Residual JV (as defined in this Form 10-Q), with ownership interest percentages ranging from 15.2% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.
During the three months ended March 31, 2015, AvalonBay Value Added Fund II, L.P. ("Fund II") sold Eaves Plainsboro, located in Plainsboro, NJ, containing 776 apartment homes. Eaves Plainsboro was sold for $117,000,000, and the Company's share of the gain for the disposition was $9,660,000. In conjunction with the disposition, during the three months ended March 31, 2015, Fund II repaid $9,395,000 of related secured indebtedness in advance of the scheduled maturity date.
The Company received $20,680,000 from the joint venture partner associated with MVP I, LLC, the entity that owns Avalon at Mission Bay North II, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest for future return calculations and associated distributions. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture.
Through subsidiaries, the Company and Equity Residential are members in three limited liability company agreements (collectively, the “Residual JV”). The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the assets and liabilities of the Residual JV. During the three months ended March 31, 2015,the Company recognized equity in income of unconsolidated real estate entities of $1,857,000 associated with the settlement of outstanding legal claims and planned and executed disposition activity.
The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	3/31/2015	12/31/2014
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,524,554	$1,617,627
Other assets	76,491	72,290
Total assets	$1,601,045	$1,689,917

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$968,524	$980,128
Other liabilities	25,510	24,884
Partners’ capital	607,011	684,905
Total liabilities and partners’ capital	$1,601,045	$1,689,917

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014
	(unaudited)
Rental and other income	$45,255	$52,376
Operating and other expenses	(17,337)	(21,208)
Gain on sale of communities	32,490	—
Interest expense, net	(10,477)	(13,890)
Depreciation expense	(11,902)	(14,417)
Net income	$38,029	$2,861
In conjunction with the formation of Fund II, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $3,347,000 at March 31, 2015 and $3,880,000 at December 31, 2014 of the respective investment balances.

As part of the formation of Fund II, the Company provided a guarantee to one of the limited partners that provides if, upon final liquidation of Fund II, the total amount of all distributions to the guaranteed partner during the life of Fund II (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $8,910,000 for Fund II as of March 31, 2015).  As of March 31, 2015, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under, this guarantee, both at inception and as of March 31, 2015, was not significant and therefore the Company has not recorded any obligation for this guarantee as of March 31, 2015.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $1,187,000 and $715,000 for the three months ended March 31, 2015 and 2014, respectively. These costs are included in expensed acquisition, development, and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three months ended March 31, 2015 and 2014, other than related to the casualty losses from property damage discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2015, the Company recognized an impairment charge of $800,000 relating to a parcel of land currently under contract to be sold, to reduce the Company's basis to the sales price less expected costs to sell. This charge is included in casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company did not recognize any impairment charges on its investment in land for the three months ended March 31, 2014.

The Company also evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. Excluding amounts associated with the Residual JV, there was no impairment loss recognized by any of the Company’s investments in unconsolidated entities during the three months ended March 31, 2015 and 2014.

Casualty Losses

During the three months ended March 31, 2015, the Company recorded a casualty charge of $21,844,000 to write-off the net book value of the building destroyed by the fire at Edgewater. The write-off, coupled with additional incident response expenses, was partially offset by $22,000,000 in insurance proceeds received during the three months ended March 31, 2015, included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The net impact to casualty loss of $793,000 is included in casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater fire.

During the three months ended March 31, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms experienced during this time. The Company has recorded an impairment due to a casualty loss of $4,195,000 to recognize the damages from the storms as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities
During the three months ended March 31, 2015, the Company sold Avalon on Stamford Harbor, located in Stamford, CT, containing 323 homes and a marina with 74 boat slips. Avalon on Stamford Harbor was sold for $115,500,000 and the Company’s gain was $70,936,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The results of operations for Avalon on Stamford Harbor are included in income from continuing operations on the accompanying Condensed Consolidated Statements of Comprehensive Income.
The operations for any real estate assets sold from January 1, 2014 through March 31, 2015 and which were classified as held for sale and discontinued operations as of and for the period ended December 31, 2013, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.
The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014
	(unaudited)
Rental income	$—	$579
Operating and other expenses	—	(269)
Depreciation expense	—	—
Income from discontinued operations	$—	$310
At March 31, 2015, the Company had one operating community and one undeveloped parcel of land that qualified as held for sale.

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

The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance.  The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty loss, impairment loss, gain on sale of real estate assets, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.  NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.
A reconciliation of NOI to net income for the three months ended March 31, 2015 and 2014 is as follows (dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014
Net income	$208,053	$141,599
Indirect operating expenses, net of corporate income	15,271	10,818
Investments and investment management expense	1,034	979
Expensed acquisition, development and other pursuit costs, net of recoveries	1,187	715
Interest expense, net (1)	45,573	42,533
General and administrative expense	10,598	9,236
Equity in income of unconsolidated real estate entities	(34,566)	(5,223)
Depreciation expense (1)	116,853	106,367
Casualty and impairment loss	5,788	—
Gain on sale of real estate assets	(70,958)	—
Gain on sale of discontinued operations	—	(37,869)
Income from discontinued operations	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(836)	(4,971)
Net operating income	$297,997	$263,874
__________________________________
(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.
The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$1,709	$8,266
Operating expenses from real estate assets sold or held for sale, not classified as discontinued operations	(873)	(3,295)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$836	$4,971
The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at the beginning of the given calendar year, therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2015 and 2014 has been adjusted for the real estate assets that were sold from January 1, 2014 through March 31, 2015, or otherwise qualify as held for sale and/or discontinued operations as of March 31, 2015, as described in Note 6, “Real Estate Disposition Activities.”

	For the three months ended
	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended March 31, 2015

Established
New England	$47,760	$27,839	(3.8)%	$1,469,071
Metro NY/NJ	96,533	66,507	3.0%	3,268,669
Mid-Atlantic	51,704	36,031	(0.8)%	2,170,104
Pacific Northwest	18,489	13,373	9.0%	718,884
Northern California	65,515	49,734	11.5%	2,405,670
Southern California	62,324	43,517	13.1%	2,501,165
Total Established	342,325	237,001	5.3%	12,533,563

Other Stabilized	52,696	34,008	N/A	2,053,692
Development / Redevelopment	43,026	26,988	N/A	3,147,624
Land Held for Future Development	N/A	N/A	N/A	536,538
Non-allocated (2)	2,611	N/A	N/A	43,238

Total	$440,658	$297,997	12.9%	$18,314,655

For the period ended March 31, 2014

Established
New England	$46,290	$28,513	(1.6)%	$1,426,168
Metro NY/NJ	72,354	50,019	1.3%	2,187,554
Mid-Atlantic	24,647	17,455	(3.0)%	644,657
Pacific Northwest	13,129	9,134	3.2%	498,710
Northern California	42,219	32,834	11.4%	1,400,087
Southern California	34,149	23,353	4.2%	1,217,764
Total Established	232,788	161,308	2.7%	7,374,940

Other Stabilized	128,565	86,332	N/A	6,315,469
Development / Redevelopment	27,379	16,234	N/A	2,743,725
Land Held for Future Development	N/A	N/A	N/A	250,204
Non-allocated (2)	3,077	N/A	N/A	32,127

Total	$391,809	$263,874	29.5%	$16,716,465
__________________________________

(1)	Does not include gross real estate assets held for sale of $60,686 and $344,068 as of March 31, 2015 and 2014, respectively.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans
Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) are as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share

Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Exercised	(12,527)	123.43	(4,475)	141.79
Forfeited	—	—	—	—
Options Outstanding, March 31, 2015	327,535	$122.64	267,927	$104.35
Options Exercisable March 31, 2015	266,121	$121.18	267,927	$104.35
The Company granted 82,812 restricted stock units with an estimated aggregate compensation cost of $12,340,000, as part of its stock-based compensation plan, during the three months ended March 31, 2015. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 53,164 restricted stock units and financial metrics related to operating performance and leverage metrics of the Company for 29,648 restricted stock units. For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $166.23; dividend yield of approximately 3.0%; estimated volatility figures ranging from 14.7% to 17.4% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.07% to 1.09%, resulting in an average estimated fair value per restricted stock unit of $139.18. For the portion of the grant for which the award is determined by financial metrics, the estimated compensation cost was based on the baseline share value of $166.23 and the Company's estimate of corporate achievement for the financial metrics.

During the three months ended March 31, 2015, the Company also issued 154,645 shares of restricted stock, of which 95,826 shares related to the conversion of restricted stock units to restricted shares, and the remaining 58,819 shares were new grants with a fair value of $10,199,000. The compensation cost was based on the share price at the grant date.

At March 31, 2015, the Company had 259,878 outstanding unvested restricted shares granted under the Company's restricted stock awards. Restricted stock vesting during the three months ended March 31, 2015 totaled 84,804 shares, of which 6,685 shares related to the conversion of restricted stock units and 78,119 shares related to restricted stock awards, which had fair values at the grant date ranging from $115.83 to $173.39 per share. The total grant date fair value of shares vested under restricted stock awards was $10,046,000 and $8,763,000 for the three months ended March 31, 2015 and 2014, respectively.

Total employee stock-based compensation cost recognized in income was $3,883,000 and $3,154,000 for the three months ended March 31, 2015 and 2014, respectively, and total capitalized stock-based compensation cost was $3,244,000 and $1,435,000 for the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015, there was a total unrecognized compensation cost of $787,000 for unvested stock options and $35,685,000 for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 0.9 years and 3.9 years, respectively.

9.  Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $2,611,000 and $3,077,000 during the three months ended March 31, 2015 and 2014, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $5,009,000 and $6,868,000 as of March 31, 2015 and December 31, 2014, respectively.

Director Compensation
The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $271,000 and $156,000 in the three months ended March 31, 2015 and 2014, respectively, as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $181,000 and $452,000 on March 31, 2015 and December 31, 2014, respectively.

10.  Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Hedge ineffectiveness did not have a material impact on earnings of the Company for the three months ended March 31, 2015, or any prior period, and the Company does not anticipate that it will have a material effect in the future.
The following table summarizes the consolidated Hedging Derivatives at March 31, 2015 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$695,067	$170,512
Weighted average interest rate (1)	1.9%	2.5%
Weighted average capped interest rate	6.2%	5.1%
Earliest maturity date	Feb 2016	Apr 2015
Latest maturity date	Apr 2020	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.
Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had four derivatives designated as cash flow hedges and 13 derivatives not designated as hedges at March 31, 2015. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended at March 31, 2015 and 2014 were not material. The Company reclassified $1,565,000 and $1,573,000 of deferred losses from accumulated other comprehensive income as a component of interest expense, net, for the three months ended March 31, 2015 and 2014, respectively. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period.

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
Other Financial Instruments
Rents receivable, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts. Due to their short-term nature, this reasonably approximates their fair values.

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

	Total Fair Value	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2015	(Level 1)	(Level 2)	(Level 3)

Non-Designated Hedges
Interest Rate Caps	$41	$—	$41	$—
Cash Flow Hedges
Interest Rate Caps	36	—	36	—
Puts	(8,765)	—	—	(8,765)
DownREIT units	(1,307)	(1,307)	—	—
Indebtedness
Unsecured notes	$(2,897,546)	$(2,897,546)	$—	$—
Mortgage notes payable and unsecured term loan	(3,718,836)	—	(3,718,836)	—
Total	$(6,626,377)	$(2,898,853)	$(3,718,759)	$(8,765)

11.  Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In April 2015, the Company repaid an aggregate of $481,582,000 principal amount of secured indebtedness, which includes eight fixed rate mortgage loans secured by eight wholly-owned operating communities, at par using some of the available capacity of its Credit Facility. The indebtedness had an aggregate effective interest rate of 3.12%, and a stated maturity date of November 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2014 (the “Form 10-K”).
Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-Q.
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

Our strategy is to be leaders in market research and capital allocation, delivering a range of multifamily offerings tailored to serve the needs of the most attractive customer segments in the best-performing submarkets of the United States. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets.
First Quarter 2015 Highlights
We experienced favorable operating performance in the first quarter of 2015:

•
Net income attributable to common stockholders for the three months ended March 31, 2015 was $208,144,000, an increase of $66,405,000, or 46.9%, over the prior year period. The increase is primarily attributable to an increase in real estate sales and related gains, an increase in income from unconsolidated real estate entities, and an increase in NOI from newly developed and existing operating communities.

•
Established Communities NOI for the three months ended March 31, 2015 increased by $11,829,000, or 5.3%, over the prior year period. This increase was primarily driven by an increase in rental revenue of 4.3%, partially offset by an increase in operating expenses of 2.5% compared to the prior year period.

The Company's overall increase in revenues was driven by both favorable operating performance from our stabilized operating communities and strong leasing activity for new development, which we expect to continue for the balance of 2015.
During the three months ended March 31, 2015, we completed the construction of three communities with an aggregate of 1,357 apartment homes for a total capitalized cost of $452,100,000. We also started construction of two communities expected to contain 456 apartment homes with an expected aggregate total capitalized cost of $100,100,000. At March 31, 2015, 25 communities were under construction with a projected total capitalized cost of approximately $2,665,700,000.  In addition, as of March 31, 2015, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 35 apartment communities that, if developed as expected, will contain an estimated 9,985 apartment homes, and will be developed for an aggregate total capitalized cost of $3,300,000,000, an increase of $100,000,000 from our position as of December 31, 2014.
During the three months ended March 31, 2015, we sold Avalon on Stamford Harbor, located in Stamford, CT, containing 323 homes and a marina with 74 boat slips. Avalon on Stamford Harbor was sold for $115,500,000, and our gain was $70,936,000.

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
Edgewater Fire
In January 2015, a fire occurred at Edgewater. See Note 1 under Legal and Other Contingencies and Note 5 under Casualty Losses in the accompanying Condensed Consolidated Financial Statements, as well as Part II, Item 1, Legal Proceedings, of this report for additional discussions related to the Edgewater fire, including claims against the Company, insurance coverage, related indebtedness, and existing and potential future civil and governmental lawsuits and investigations.

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
Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the three month periods ended March 31, 2015 and 2014, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2014, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of March 31, 2015, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	34	7,617
Metro NY/NJ	36	11,883
Mid-Atlantic	26	8,789
Pacific Northwest	14	3,444
Northern California	30	9,201
Southern California	41	11,188
Total Established	181	52,122

Other Stabilized Communities:
New England	13	3,266
Metro NY/NJ	7	1,842
Mid-Atlantic	9	3,146
Pacific Northwest	2	414
Northern California	9	1,812
Southern California	14	5,247
Non Core	4	1,266
Total Other Stabilized	58	16,993

Lease-Up Communities	8	2,329

Redevelopment Communities	7	2,734

Total Current Communities	254	74,178

Development Communities	25	7,428

Development Rights	35	9,985

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2015 and 2014 follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014	$ Change	% Change

Revenue:
Rental and other income	$439,756	$396,998	$42,758	10.8%
Management, development and other fees	2,611	3,077	(466)	(15.1)%
Total revenue	442,367	400,075	42,292	10.6%

Expenses:
Direct property operating expenses, excluding property taxes	93,735	83,634	10,101	12.1%
Property taxes	47,177	44,485	2,692	6.1%
Total community operating expenses	140,912	128,119	12,793	10.0%

Corporate-level property management and other indirect operating expenses	17,893	13,929	3,964	28.5%
Investments and investment management expense	1,034	979	55	5.6%
Expensed acquisition, development and other pursuit costs, net of recoveries	1,187	715	472	66.0%
Interest expense, net	45,573	42,533	3,040	7.1%
Depreciation expense	116,853	106,367	10,486	9.9%
General and administrative expense	10,598	9,236	1,362	14.7%
Casualty and impairment loss	5,788	—	5,788	100.0%
Total other expenses	198,926	173,759	25,167	14.5%

Equity in income of unconsolidated real estate entities	34,566	5,223	29,343	561.8%
Gain on sale of land	22	—	22	100.0%
Gain on sale of communities	70,936	—	70,936	100.0%

Income from continuing operations	208,053	103,420	104,633	101.2%

Discontinued operations:
Income from discontinued operations	—	310	(310)	(100.0)%
Gain on sale of discontinued operations	—	37,869	(37,869)	(100.0)%
Total discontinued operations	—	38,179	(38,179)	(100.0)%

Net income	208,053	141,599	66,454	46.9%

Net loss attributable to noncontrolling interests	91	140	(49)	(35.0)%

Net income attributable to common stockholders	$208,144	$141,739	$66,405	46.9%

Net income attributable to common stockholders increased $66,405,000, or 46.9%, to $208,144,000 for the three months ended March 31, 2015 over the prior year period.  The increase for the three months ended March 31, 2015 is primarily attributable to an increase in real estate sales and related gains, an increase in income from unconsolidated real estate entities, and an increase in NOI from newly developed and existing operating communities.
NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty loss, impairment loss, gain on sale of real estate assets, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.
NOI does not represent cash generated from operating activities in accordance with GAAP.  Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2015 and 2014 to net income for each period are as follows (dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014

Net income	$208,053	$141,599
Indirect operating expenses, net of corporate income	15,271	10,818
Investments and investment management expense	1,034	979
Expensed acquisition, development and other pursuit costs, net of recoveries	1,187	715
Interest expense, net (1)	45,573	42,533
General and administrative expense	10,598	9,236
Equity in income loss of unconsolidated real estate entities	(34,566)	(5,223)
Depreciation expense (1)	116,853	106,367
Casualty and impairment loss	5,788	—
Gain on sale of real estate assets	(70,958)	—
Gain on sale of discontinued operations	—	(37,869)
Income from discontinued operations	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(836)	(4,971)
Net operating income	$297,997	$263,874
____________________________
(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The NOI changes for the three months ended March 31, 2015, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2015

Established Communities	$11,829
Other Stabilized Communities	12,470
Development and Redevelopment Communities	9,824
Total	$34,123
The increase in our Established Communities’ NOI for the three months ended March 31, 2015 is due to increased rental rates, partially offset by increased operating expenses. For the balance of 2015, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses. We expect our operating expenses will continue at a level above the prior year period for the remainder of the year.
Rental and other income increased in the three months ended March 31, 2015 compared to the prior year period due to additional rental income generated from newly developed and existing operating communities and an increase in rental rates at our Established Communities.
Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 63,530 apartment homes for the three months ended March 31, 2015, compared to 59,893 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,302 for the three months ended March 31, 2015 compared to $2,211 in the prior year period.
Established Communities — Rental revenue increased $14,227,000, or 4.3%, for the three months ended March 31, 2015 compared to the prior year period due to an increase in average rental rates of 4.3% to $2,279 per apartment home, while economic occupancy remained consistent at 95.9%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
The Metro New York/New Jersey region accounted for approximately 28.2% of Established Community rental revenue for the three months ended March 31, 2015, and experienced an increase in rental revenue of 2.7% compared to the prior year period. Average rental rates increased 3.2% to $2,819 per apartment home, and were partially offset by a 0.5% decrease in economic occupancy to 95.8% for the three months ended March 31, 2015, compared to the prior year period. Sequential revenue decreased from the prior quarter by 0.2% during the three months ended March 31, 2015. For the remainder of 2015, we expect to see continued growth over the prior year period in the Metro New York/New Jersey region. New York City is beginning to see a larger pipeline of new apartment deliveries, but suburban markets surrounding the city are more insulated from this new competition.
The Northern California region accounted for approximately 19.1% of Established Community rental revenue for the three months ended March 31, 2015, and experienced an increase in rental revenue of 8.6% compared to the prior year period. Average rental rates increased 8.9% to $2,461 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 96.4% for the three months ended March 31, 2015, compared to the prior year period. The Northern California region also saw the strongest sequential rental revenue growth in our markets, increasing 1.8% during the three months ended March 31, 2015. While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology industry to continue to fuel demand for apartment homes during 2015.
The Southern California region accounted for approximately 18.2% of Established Community rental revenue for the three months ended March 31, 2015, and experienced an increase in rental revenue of 6.2% compared to the prior year period.  Average rental rates increased 5.6% to $1,927 per apartment home, and economic occupancy increased 0.6% to 96.3% for the three months ended March 31, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 0.9% during the three months ended March 31, 2015. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results during 2015.

The Mid-Atlantic region accounted for approximately 15.1% of Established Community rental revenue for the three months ended March 31, 2015, and experienced an increase in rental revenue of 0.3%, compared to the prior year period.  Average rental rates increased 0.1% to $2,047 per apartment home, and economic occupancy increased 0.2% to 95.7% for the three months ended March 31, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 0.2% for the three months ended March 31, 2015. A combination of elevated levels of new apartment deliveries and job growth slightly below the expected national average are expected to continue to impact the potential growth during 2015.
The New England region accounted for approximately 14.0% of Established Community rental revenue for the three months ended March 31, 2015, and experienced an increase in rental revenue of 3.1% compared to the prior year period. Average rental rates increased 2.6% to $2,189 per apartment home, and economic occupancy increased 0.5% to 95.5% for the three months ended March 31, 2015, compared to the prior year period.  Sequential revenue decreased from the prior quarter by 0.5% during the three months ended March 31, 2015. Accelerating employment growth in the medical, education and technology fields is supporting apartment demand in the Boston metro area. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.
The Pacific Northwest region accounted for approximately 5.4% of Established Community rental revenue for the three months ended March 31, 2015, and experienced an increase in rental revenue of 7.1% compared to the prior year period. Average rental rates increased 6.2% to $1,861 per apartment home, and economic occupancy increased 0.9% to 96.0% for the three months ended March 31, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.2% during the three months ended March 31, 2015. Rental revenue growth during the remainder of 2015 may be tempered by the delivery of new apartment homes, particularly in the urban core of Seattle.
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
The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2015 and 2014 (unaudited, dollars in thousands):

	For the three months ended
	3/31/2015	3/31/2014

Rental revenue (GAAP basis)	$341,898	$327,671
Concessions amortized	381	1,569
Concessions granted	(313)	(1,451)

Rental revenue adjusted to state concessions on a cash basis	$341,966	$327,789

Year-over-year % change — GAAP revenue		4.3%

Year-over-year % change — cash concession based revenue		4.3%
Management, development and other fees decreased $466,000, or 15.1%, for the three months ended March 31, 2015 compared to the prior year period. The decrease for the three months ended March 31, 2015 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II.
Direct property operating expenses, excluding property taxes increased $10,101,000, or 12.1%, for the three months ended March 31, 2015 compared to the prior year period. The increase for the three months ended March 31, 2015 is primarily due to the addition of newly developed apartment communities, and snow removal and other costs related to the severe winter storms in our Northeast markets, coupled with increased payroll and benefit costs.
For Established Communities, direct property operating expenses, excluding property taxes, increased $2,372,000, or 3.5%, for the three months ended March 31, 2015 compared to the prior year period. The increase for the three months ended March 31, 2015 is primarily due to snow removal and other costs related to the severe winter storms in our Northeast markets, coupled with increased payroll and benefit costs.

Property taxes increased $2,692,000, or 6.1%, for the three months ended March 31, 2015 compared to the prior year period. The increase for the three months ended March 31, 2015 is primarily due to the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio.
For Established Communities, property taxes increased $191,000, or 0.5%, for the three months ended March 31, 2015 compared to the prior year period. The increase for the three months ended March 31, 2015 is primarily due to higher rates and assessments, partially offset by reductions and successful appeals. We expect property taxes to continue to increase for the balance of 2015 over 2014. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.
Corporate-level property management and other indirect operating expenses increased $3,964,000, or 28.5%, for the three months ended March 31, 2015 compared to the prior year period, primarily due to an increase in compensation related costs including certain employee separation costs, coupled with increased activities related to re-branding and corporate initiatives.
Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $472,000, or 66.0%, for the three months ended March 31, 2015 compared to the prior year period, primarily as a result of increased costs related to the acquisition of a land parcel, which had an operating real estate asset, during the period.
Interest expense, net increased $3,040,000, or 7.1%, for the three months ended March 31, 2015 compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the premium on debt, and interest income. The increase for the three months ended March 31, 2015 is primarily due to an increase in unsecured debt outstanding, coupled with a decrease in capitalized interest.
Depreciation expense increased $10,486,000, or 9.9%, for the three months ended March 31, 2015 compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities.
General and administrative expense (“G&A”) increased $1,362,000, or 14.7%, for the three months ended March 31, 2015 compared to the prior year period. The increase for the three months ended March 31, 2015 from the prior year period is primarily due to legal settlement proceeds received in 2014 not present in the current year period, as well as increased compensation expense.
Casualty and impairment loss for three months ended March 31, 2015 consists of property and casualty damages incurred across several communities in our Northeast markets related to severe winter storms, an impairment charge recognized for a parcel of land currently under contract to be sold at a loss, and the incidental expenses and write-off of the net book value of the fixed assets destroyed in fire at Edgewater, partially offset by Edgewater insurance proceeds received.
Equity in income of unconsolidated real estate entities increased $29,343,000, or 561.8%, for the three months ended March 31, 2015 compared to the prior year period. The increase is primarily due to amounts received related to the modification of a joint venture agreement to eliminate our promoted interest in future distributions, as well as net gains on the sales of communities in various ventures.
Gain on sale of communities increased for the three months ended March 31, 2015. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations.
Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2014 through March 31, 2015. The decrease in the three months ended March 31, 2015, compared to the prior year period, is due to the change in accounting guidance for discontinued operations as discussed above.
Gain on sale of discontinued operations decreased for the three months ended March 31, 2015 compared to the prior year period. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations.

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
The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2015	3/31/2014

Net income attributable to common stockholders	$208,144	$141,739
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	118,320	108,966
Distributions to noncontrolling interests, including discontinued operations	9	9
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(9,155)	—
Gain on sale of previously depreciated real estate assets	(70,936)	(37,869)
Impairment due to casualty loss	4,195	$—
FFO attributable to common stockholders	$250,577	$212,845

Weighted average common shares outstanding - diluted	133,175,773	129,629,557
EPS per common share - diluted	$1.56	$1.09
FFO per common share - diluted	$1.88	$1.64
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
A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended
	3/31/2015	3/31/2014
Net cash provided by operating activities	$236,380	$220,317
Net cash used in investing activities	$(442,199)	$(224,364)
Net cash provided by (used in) financing activities	$(107,529)	$108,696

Liquidity and Capital Resources
We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses.
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
For the balance of 2015, we expect to meet our liquidity needs from a variety of internal and external sources, which may include the physical settlement of the Forward, real estate dispositions, cash balances on hand, borrowing capacity under our Credit Facility, secured and unsecured debt financings, and other public or private sources of liquidity including the issuance of common and preferred equity, as well as cash generated from our operating activities. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.
Unrestricted cash and cash equivalents totaled $194,928,000 at March 31, 2015, a decrease of $313,348,000 from $508,276,000 at December 31, 2014. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities — Net cash provided by operating activities increased to $236,380,000 for the three months ended March 31, 2015 from $220,317,000 for the three months ended March 31, 2014. The change was driven primarily by increased NOI from existing and newly developed communities and the timing of payments of corporate obligations.
Investing Activities — Net cash used in investing activities of $442,199,000 for the three months ended March 31, 2015 related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions and distributions from unconsolidated joint ventures. During the three months ended March 31, 2015, we invested $587,311,000 in the following:

•	we invested approximately $578,632,000 in the development and redevelopment of communities; and

•	we had capital expenditures of $8,679,000 for our operating communities and non-real estate assets.
We received proceeds from dispositions of $112,504,000, and distributions from unconsolidated joint ventures in the amount of $40,493,000.
Financing Activities — Net cash used by financing activities totaled $107,529,000 for the three months ended March 31, 2015.  The net cash used is primarily due to the payment of cash dividends in the amount of $153,095,000, partially offset by borrowing the final $50,000,000 available to us on the Term Loan.
Variable Rate Unsecured Credit Facility
The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 1.05% (1.23% at April 30, 2015 assuming a one month borrowing rate). The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).
We had $560,000,000 outstanding under the Credit Facility and had $48,969,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2015.

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
We were in compliance with these covenants at March 31, 2015.
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
Continuous Equity Offering Program
In August 2012, we commenced a third continuous equity program (“CEP III”), under which we are authorized by our Board of Directors to sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. In conjunction with CEP III we have engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. We had no sales under CEP III during 2015 and had $346,304,000 of shares remaining authorized for issuance under this program as of April 30, 2015.
Forward Equity Contract
On September 9, 2014, based on a market closing price of $155.83 per share on that date, we entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved will be determined on the date or dates of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. We generally have the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the Forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the Forward price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the Forward price and the weighted average market price for its common stock at the time of settlement. The Forward price and the weighted average market price would in both cases be determined under the applicable terms of the Forward. Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the Forward, and will receive either cash or issue shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the Forward. Settlement of the Forward will occur on one or more dates not later than September 8, 2015.
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
The following debt activity occurred during the three months ended March 31, 2015:

•
In January 2015, in conjunction with the disposition of Avalon on Stamford Harbor, another operating community was substituted as collateral for the disposed community's outstanding fixed rate secured mortgage loan.

•	In March 2015, we borrowed the final $50,000,000 available under the $300,000,000 variable rate unsecured term loan (the “Term Loan”), maturing in March 2021.

In addition, in April 2015, we repaid an aggregate of $481,582,000 principal amount of secured indebtedness, which includes eight fixed rate mortgage loans secured by eight wholly-owned operating communities, at par using some of the available capacity of our Credit Facility. The indebtedness had an aggregate effective interest rate of 3.12%, and a stated maturity date of November 2015.
The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2015 and December 31, 2014 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding			Scheduled Maturities
Community				12/31/2014	3/31/2015		2015	2016	2017	2018	2019	Thereafter
Tax-exempt bonds (4)
Fixed rate
Eaves Washingtonian Center I	7.84%	May-2027		$8,011	$7,909		$317	$449	$482	$517	$554	$5,590
Avalon Oaks	7.50%	Feb-2041		15,887	15,833		168	238	255	276	293	14,603
Avalon Oaks West	7.54%	Apr-2043		15,847	15,799		149	211	225	241	257	14,716
Avalon at Chestnut Hill	6.16%	Oct-2047		39,545	39,433		345	482	509	536	566	36,995
Avalon Westbury	4.13%	Nov-2036	(5)	62,200	62,200		—	—	—	—	—	62,200
				141,490	141,174		979	1,380	1,471	1,570	1,670	134,104

Variable rate (2)
Avalon at Mountain View	0.76%	Feb-2017		18,100	18,000	(3)	—	—	18,000	—	—	—
Avalon at Mission Viejo	1.20%	Jun-2025		7,635	7,635	(3)	—	—	—	—	—	7,635
AVA Nob Hill	1.12%	Jun-2025		20,800	20,800	(3)	—	—	—	—	—	20,800
Avalon Campbell	1.45%	Jun-2025		38,800	38,800	(3)	—	—	—	—	—	38,800
Eaves Pacifica	1.46%	Jun-2025		17,600	17,600	(3)	—	—	—	—	—	17,600
Avalon Bowery Place I	2.99%	Nov-2037		93,800	93,800	(3)	—	—	—	—	—	93,800
Avalon Acton	1.49%	Jul-2040		45,000	45,000	(3)	—	—	—	—	—	45,000
Avalon Walnut Creek	1.37%	Mar-2046	(5)	116,000	116,000		—	—	—	—	—	116,000
Avalon Walnut Creek	1.37%	Mar-2046	(5)	10,000	10,000		—	—	—	—	—	10,000
Avalon Morningside Park	1.61%	May-2046	(5)	100,000	100,000		—	—	—	—	—	100,000
Avalon Clinton North	1.71%	Nov-2038		147,000	147,000	(3)	—	—	—	—	—	147,000
Avalon Clinton South	1.71%	Nov-2038		121,500	121,500	(3)	—	—	—	—	—	121,500
Avalon Midtown West	1.62%	May-2029		100,500	100,500	(3)	—	—	—	—	—	100,500
Avalon San Bruno	1.60%	Dec-2037		64,450	64,450	(3)	—	—	—	—	—	64,450
Avalon Calabasas	1.68%	Apr-2028		44,410	44,410	(3)	—	—	—	128	403	43,879
				945,595	945,495		—	—	18,000	128	403	926,964
Conventional loans (4)
Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000		—	250,000	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000		—	—	250,000	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000		—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000		—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000		—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000		—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000		—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000		—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000		—	—	—	—	—	300,000
Avalon Orchards	7.79%	Jul-2033		17,091	16,977		355	503	539	577	619	14,384
Avalon Darien	6.23%	Dec-2015		47,700	47,485	(6)	47,485	—	—	—	—	—
AVA Stamford	6.13%	Dec-2015		57,423	57,161	(6)	57,161	—	—	—	—	—
Avalon Walnut Creek	4.30%	Jul-2066		3,042	3,163		—	—	—	—	—	3,163
Avalon Shrewsbury	5.92%	May-2019		20,174	20,095		228	323	346	367	18,831	—
Eaves Trumbull	5.93%	May-2019		39,452	39,298		446	631	676	717	36,828	—
AVA Belltown (8)	5.98%	May-2019		62,724	62,478		709	1,003	1,075	1,140	58,551	—
Avalon Freehold	5.95%	May-2019		34,973	34,836		395	559	599	636	32,647	—
Avalon Run East	5.95%	May-2019		37,475	37,328		424	599	642	681	34,982	—

Eaves Nanuet	6.06%	May-2019		63,242	62,993		715	1,011	1,083	1,150	59,034	—
Avalon at Edgewater (9)	5.95%	May-2019		75,012	74,718		848	1,199	1,285	1,363	70,023	—
Avalon Foxhall	6.06%	May-2019		56,341	56,120		637	901	965	1,024	52,593	—
Avalon at Gallery Place	6.06%	May-2019		43,776	43,605		495	700	750	796	40,864	—
Avalon at Traville	5.91%	May-2019		74,186	73,895		839	1,186	1,271	1,348	69,251	—
Avalon Bellevue	5.92%	May-2019		25,491	25,391		288	408	437	463	23,795	—
Avalon on The Alameda	5.91%	May-2019		51,539	51,337		583	824	883	937	48,110	—
Avalon at Mission Bay North	5.90%	May-2019		69,955	69,681		791	1,118	1,198	1,272	65,302	—
AVA Pasadena	4.05%	Jun-2018		11,683	11,634		145	202	213	11,074	—	—
Eaves Seal Beach	3.12%	Nov-2015		85,122	85,122	(7)	85,122	—	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015		165,561	165,561	(7)	165,561	—	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015		71,496	71,496	(7)	71,496	—	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015		28,494	28,494	(7)	28,494	—	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015		23,569	23,569	(7)	23,569	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015		42,185	42,185	(7)	42,185	—	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015		36,761	36,761	(7)	36,761	—	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015		28,394	28,394	(7)	28,394	—	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017		27,176	27,176		—	—	27,176	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017		15,669	15,669		—	—	15,669	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017		27,411	27,411		—	—	27,411	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017		20,754	20,754		—	—	20,754	—	—	—
Eaves Los Feliz	3.36%	Nov-2017		43,258	43,258		—	—	43,258	—	—	—
Avalon Oak Creek	3.36%	Nov-2017		85,288	85,288		—	—	85,288	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017		76,471	76,471		—	—	76,471	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017		140,332	140,332		—	—	140,332	—	—	—
Avalon Pasadena	3.36%	Nov-2017		28,079	28,079		—	—	28,079	—	—	—
Eaves West Valley	3.36%	Nov-2017		83,087	83,087		—	—	83,087	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017		104,694	104,694		—	—	104,694	—	—	—
Avalon Russett	3.36%	Nov-2017		39,972	39,972		—	—	39,972	—	—	—
Avalon First & M	5.56%	May-2053		140,964	140,702		810	1,134	1,199	1,268	1,341	134,950
Avalon San Bruno II	3.85%	Apr-2021		30,968	30,851		337	475	506	534	564	28,435
Avalon Westbury	4.13%	Nov-2036	(5)	20,145	19,955		884	1,231	1,293	1,358	1,426	13,763
Archstone Lexington	3.32%	Mar-2016		16,525	16,456		200	16,256	—	—	—	—
Avalon San Bruno III	4.87%	Jun-2020		56,210	56,210		560	1,147	1,188	1,226	1,264	50,825
Avalon Andover	3.28%	Apr-2018		14,505	14,424		245	336	346	13,497	—	—
Avalon Natick	3.13%	Apr-2019		14,818	14,739		240	329	339	349	13,482	—
				5,009,187	5,005,305		597,402	282,075	959,024	41,777	629,507	2,495,520

Variable rate (2)
Avalon Walnut Creek	1.72%	Mar-2046	(5)	8,500	8,400		—	—	—	—	—	8,400
Avalon Calabasas	2.41%	Aug-2018		55,827	55,565	(3)	819	1,152	1,225	52,369	—	—
Avalon Natick	2.32%	Apr-2019		37,539	37,339	(3)	608	833	858	884	34,156	—
Term Loan	1.79%	Mar-2021		250,000	300,000		—	—	—	—	—	300,000
				351,866	401,304		1,427	1,985	2,083	53,253	34,156	308,400

Total indebtedness - excluding Credit Facility				$6,448,138	$6,493,278		$599,808	$285,440	$980,578	$96,728	$665,736	$3,864,988
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)	Variable rates are given as of March 31, 2015.

(3)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(4)
Balances outstanding represent total amounts due at maturity, and do not include $6,491 and $6,735 of debt discount associated with the unsecured notes as of March 31, 2015 and December 31, 2014, respectively, and $75,544 and $84,449 of premium associated with secured notes as of March 31, 2015 and December 31, 2014, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(5)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(6)	Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

(7)	In April 2015, we elected to repay this borrowing at par in advance of its maturity date, using available capacity under our Credit Facility.

(8)	In conjunction with the disposition of Avalon on Stamford Harbor in January 2015, this community was substituted as collateral for the outstanding borrowing.

(9)
In January 2015, we experienced a fire at Edgewater. There has been no change in the terms and conditions of the financing secured by Edgewater, and we are complying with all lender requirements. After discussions with the lender, we believe that we will be permitted to pay off the entire outstanding principal balance of the note at par, which we currently expect to do.

Future Financing and Capital Needs — Portfolio and Other Activity
As of March 31, 2015, we had 25 wholly-owned communities under construction and seven wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

•	our $1,300,000,000 Credit Facility;

•	cash currently on hand, invested in highly liquid overnight money market funds;

•	retained operating cash;

•	the net proceeds from sales of existing communities;

•	the issuance of debt or equity securities, including through the Forward; and/or

•	private equity funding, including joint venture activity.
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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Fund I, Fund II and the Archstone Multifamily Partners AC LP (the "U.S. Fund") (collectively the “Funds”) were established to engage in real estate acquisition programs through discretionary investment funds.  We believe this investment format provides the following attributes:  (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multi-family assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund I had nine institutional investors, including us. One of our wholly-owned subsidiaries was the general partner of Fund I and had a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. During 2014, Fund I disposed of the last of its communities, and in April 2015 Fund I was dissolved.

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $68,138,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the three months ended March 31, 2015, Fund II sold Eaves Plainsboro, located in Plainsboro, NJ, containing 776 apartment homes. Eaves Plainsboro was sold for $117,000,000, and the Company's share of the gain for the disposition was $9,660,000.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $88,179,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

Archstone Multifamily Partners AC JV LP (the "AC JV") has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $69,395,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

In January 2015, we received $20,680,000 from the joint venture partner associated with MVP I, LLC, the entity that owns Avalon at Mission Bay North II. The payment was compensation to us upon agreement with the partner to modify the joint venture agreement to eliminate our promoted interest for future return calculations and associated distributions. Prospectively, earnings and distributions will be based on our 25.0% equity interest in the venture.

Through subsidiaries, we are members in three limited liability company agreements with Equity Residential (collectively, the “Residual JV”). We jointly control the Residual JV with Equity Residential and we hold a 40.0% economic interest in the assets and liabilities of the Residual JV.

As of March 31, 2015, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table.  Refer to Note 5, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$45,779	$26,189	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	102,649	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin - Tustin, CA		628	101,099	59,100	Fixed	3.81%	Oct 2017
4. Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
5. Eaves Carlsbad - Carlsbad, CA		450	81,165	46,141	Fixed	4.68%	Feb 2018
6. Eaves Rockville - Rockville, MD		210	51,608	30,123	Fixed	4.26%	Aug 2019
7. Captain Parker Arms - Lexington, MA		94	22,181	13,500	Fixed	3.90%	Sep 2019
8. Eaves Rancho San Diego - San Diego, CA		676	127,790	69,518	Fixed	3.45%	Nov 2018
9. Avalon Watchung - Watchung, NJ		334	66,456	40,950	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	3,564	626,193	348,721		4.12%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (4)		192	67,054	33,688	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,774	30,150	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA		205	77,083	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	57,141	30,950	Fixed	3.31%	Jun 2020
5. Archstone Boca Town Center - Boca Raton, FL (5)		252	46,273	27,623	Fixed/Variable	3.54%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	95,203	59,458	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower - Bethesda, MD		237	79,296	46,081	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay - New York, NY		209	134,475	68,618	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		131	50,026	30,014	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	663,325	326,582		3.92%

AC JV
1. Avalon North Point - Cambridge, MA (6)		426	186,670	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (6)		392	85,336	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,288	—	N/A	N/A	N/A
Total AC JV	20.0%	921	298,294	162,300		6.00%

Residual JV
1. SWIB (7)		1,110	197,211	115,369	Fixed/Variable	1.72%	Dec 2015 (8)
Total Residual JV	8.0%	1,110	197,211	115,369		1.72%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	124,347	105,000	Variable	2.67%	Dec 2015
2. Brandywine Apartments of Maryland, LLC	28.7%	305	17,878	24,220	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	142,225	129,220		2.81%

Total Unconsolidated Investments		7,943	$1,927,248	$1,082,192		3.93%
_____________________________

(1)	Represents total capitalized cost as of March 31, 2015.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2015.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	The debt secured by this community is a variable rate note, of which $24,623 has been converted to an effective fixed rate borrowing with an interest rate swap.

(6)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(7)	Our ownership interest of 8.0% is determined by our 40.0% ownership interest in the Residual JV entity with Equity Residential, which owns a 20.0% interest in SWIB.

(8)
Maturity date represents the earliest of the maturity dates on the two loans and a credit facility relating to the three communities owned by SWIB, as defined below. Maturity dates range from December 2015 to December 2029.

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

•
As of March 31, 2015, subsidiaries of Fund II have nine loans secured by individual assets with aggregate amounts of $348,721,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from October 2017 to September 2019.  The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of March 31, 2015).  As of March 31, 2015, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of March 31, 2015, was not significant and therefore we have not recorded any obligation for this guarantee as of March 31, 2015.
Each individual mortgage loan of Fund II was made to a special purpose, single asset subsidiary of Fund II.  Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the Fund II could also have obligations with respect to the mortgage loan.  In no event do the mortgage loans provide for recourse against investors in Fund II, including against us or our wholly-owned subsidiaries that invest in Fund II.  A default by Fund II or a Fund II subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates. If Fund II or a subsidiary of Fund II were unable to meet its obligations under a loan, the value of our investment in Fund II would likely decline and we might also be more likely to be obligated under the guarantee we provided to Fund II partners as described above.  If a Fund II subsidiary or Fund II were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support Fund II through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund II asset).
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

•
As of March 31, 2015, subsidiaries of the U.S. Fund have nine loans secured by individual assets with aggregate amounts outstanding of $326,582,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
As of March 31, 2015, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC has a variable rate loan secured by the underlying real estate assets of the community for $105,000,000 maturing in December 2015. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•
As of March 31, 2015, Brandywine Apartments of Maryland, LLC (“Brandywine”) has an outstanding $24,220,000 fixed rate mortgage loan that is payable by Brandywine.  We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•
As of March 31, 2015, the assets of the Residual JV include a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”); one land parcel; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The liabilities of the Residual JV include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify us and Equity Residential.

As of March 31, 2015, SWIB has two loans and a credit facility secured by individual assets with aggregate amounts outstanding of $115,369,000 with varying maturity dates, ranging from December 2015 to December 2029. We have not guaranteed the debt of SWIB, nor do we have any obligation to fund this debt should SWIB be unable to do so.
There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.

Contractual Obligations
We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of March 31, 2015, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities
As of March 31, 2015, we had 25 Development Communities under construction.  We expect these Development Communities, when completed, to add a total of 7,623 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,665,700,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate.  You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Assembly Row/AVA Somerville (4)(5) Somerville, MA	445	$129.0	Q2 2012	Q2 2014	Q2 2015	Q4 2015
2.	Avalon Wharton Wharton, NJ	247	53.0	Q4 2012	Q3 2014	Q2 2015	Q4 2015
3.	Avalon Baker Ranch Lake Forest, CA	430	130.6	Q4 2013	Q4 2014	Q4 2015	Q2 2016
4.	Avalon Hayes Valley San Francisco, CA	182	95.4	Q3 2013	Q1 2015	Q3 2015	Q1 2016
5.	Avalon Roseland Roseland, NJ	136	46.2	Q1 2014	Q1 2015	Q3 2015	Q1 2016
6.	Avalon Falls Church Falls Church, VA	384	109.8	Q1 2014	Q1 2015	Q1 2016	Q3 2016
7.	Avalon Vista Vista, CA	221	58.3	Q4 2013	Q1 2015	Q4 2015	Q2 2016
8.	Avalon Marlborough Marlborough, MA	350	77.1	Q1 2014	Q1 2015	Q2 2016	Q4 2016
9.	AVA Theater District Boston, MA	398	175.7	Q1 2013	Q2 2015	Q4 2015	Q2 2016
10.	Avalon Glendora Glendora, CA	280	82.5	Q4 2013	Q2 2015	Q1 2016	Q3 2016
11.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
12.	Avalon Bloomfield Station Bloomfield, NJ	224	53.4	Q4 2013	Q2 2015	Q4 2015	Q2 2016
13.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
14.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q4 2015	Q1 2016	Q3 2016
15.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q4 2015	Q2 2016	Q4 2016
16.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q3 2016	Q2 2017	Q4 2017
17	Avalon West Hollywood West Hollywood, CA	294	162.4	Q2 2014	Q3 2016	Q2 2017	Q4 2017
18.	Avalon Framingham Framingham, MA	180	43.9	Q3 2014	Q3 2015	Q2 2016	Q4 2016
19.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q2 2016	Q2 2017	Q4 2017
20.	Avalon North Station Boston, MA	503	256.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
21.	Avalon Green III Elmsford, NY	68	22.1	Q4 2014	Q4 2015	Q2 2016	Q4 2016
22.	Avalon Union Union, NJ	202	50.7	Q4 2014	Q2 2016	Q4 2016	Q1 2017
23.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
24.	Avalon Alderwood II Lynnwood, WA	124	26.1	Q1 2015	Q2 2016	Q3 2016	Q4 2016
25.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q2 2016	Q1 2017	Q3 2017
	Total	7,623	$2,665.7
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

(5)
We have classified 195 apartment homes associated with the Avalon Assembly Row phase of this Development Community in our Other Stabilized portfolio, as this phase of the development was stabilized as of March 31, 2015.

During the three months ended March 31, 2015, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon West Chelsea/AVA High Line (2) New York, NY	710	$271.9	497,880	$546
2.	Avalon Alderwood I Lynnwood, WA	367	67.8	352,238	$192
3.	AVA Little Tokyo Los Angeles, CA	280	112.4	285,220	$394
	Total	1,357	$452.1
__________________________________

(1)	Total capitalized cost is as of March 31, 2015. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

(2)	Community subject to a ground lease.
The Company anticipates commencing the construction of 13 apartment communities during the balance of 2015, which, if completed as expected, will contain 3,975 apartment homes and be constructed for a total capitalized cost of $1,364,500,000.

Redevelopment Communities
As of March 31, 2015, there were seven communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $122,500,000, excluding costs incurred prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2015. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with redevelopment activity.
The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Back Bay Boston, MA	271	$21.0	Q1 2013	Q2 2015	Q4 2015
2.	AVA Pacific Beach San Diego, CA	564	23.6	Q1 2014	Q1 2016	Q3 2016
3.	Avalon Green Elmsford, NY	105	6.5	Q4 2014	Q4 2015	Q2 2016
4.	Avalon Santa Monica on Main Santa Monica, CA	133	10.0	Q4 2014	Q4 2015	Q2 2016
5.	Avalon Towers Long Beach, NY	109	10.2	Q4 2014	Q4 2015	Q2 2016
6.	Avalon Silicon Valley Sunnyvale, CA	710	29.9	Q4 2014	Q1 2017	Q3 2017
7.	Avalon at Arlington Square Arlington, VA	842	21.3	Q4 2014	Q2 2016	Q4 2016
	Total	2,734	$122.5
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights
At March 31, 2015, we had $536,538,000 in acquisition and related capitalized costs for 16 land parcels we own, and $23,896,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 19 Development Rights for which we control the land parcel, typically through an option to purchase or lease the land.  Collectively, the land held for development and associated costs for deferred development rights relate to 35 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2015 includes $490,550,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,985 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the three months ended March 31, 2015, we incurred a charge of approximately $309,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.
You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with Development Rights.
The following presents a summary of these Development Rights:

Location	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

Boston, MA	4	1,114	$289
Fairfield-New Haven, CT	1	160	40
New York City	2	442	415
New York Suburban	5	1,173	533
New Jersey	11	3,248	820
Washington, DC Metro	6	1,928	514
Seattle, WA	2	648	175
Oakland-East Bay, CA	2	615	264
San Francisco, CA	1	326	168
Riverside-San Bernardino, CA	1	331	91
Total	35	9,985	$3,309
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

Land Acquisitions
During the first quarter of 2015, we acquired four land parcels for development for an aggregate investment of $361,150,000, which includes $300,000,000 for a land parcel in New York, NY. We have started or expect to commence construction on these land parcels in the next 18 months.

Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $32,207,000, which we do not currently plan to develop. These parcels consist of (i) land that we originally planned to develop and (ii) ancillary parcels acquired in connection with Development Rights that we had not planned to develop. During the three months ended March 31, 2015, we recognized an impairment charge of $800,000 relating to a parcel of land currently under contract to be sold, to reduce our basis to the sales price less expected costs to sell. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.
Insurance and Risk of Uninsured Losses
We carry commercial general liability insurance and property insurance with respect to all of our communities. These policies, and other insurance policies we carry, have policy specifications, insured and self-insured limits and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1A. “Risk Factors” of our Form 10-K for a discussion of risks associated with an uninsured property or liability loss.
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

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from current economic conditions;

•	trends affecting our financial condition or results of operations; and

•	the impact of any current or future civil, governmental or other possible legal proceedings relating to the Edgewater fire and related matters.

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1A. “Risk Factors” in this report, for a discussion of risks associated with forward-looking statements.
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
our expectations and assumptions as of the date of this filing regarding insurance coverage, lender payoff and refinancing requirements, potential uninsured loss amounts, and the outcome of any current or future civil or governmental lawsuits, investigations and/or legal proceedings resulting from the Edgewater fire, as well as the ultimate cost and timing of replacing the Edgewater building and achieving stabilized occupancy in the event the Company chooses to rebuild this community, are subject to change and could materially affect our current expectations regarding the impact of the fire on our business, financial condition and results of operations;

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

•	we may be unsuccessful in our management of Fund II, the U.S. Fund, the AC JV or the REIT vehicles that are used with each respective fund; and

•	we may be unsuccessful in managing changes in our portfolio composition.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) abandoned pursuit costs and asset impairment (iv) REIT status and (v) acquisition of investments in real estate.  Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our exposures to market risk since December 31, 2014.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
As discussed in this Form 10-Q in Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Legal and Other Contingencies," and Note 5, "Investments in Real Estate Entities - Casualty Losses," to the accompanying Condensed Consolidated Financial Statements, in January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ. The Company is aware that third parties incurred significant property damage and other losses, such as relocation costs, as a result of the fire. Through the date of this Form 10-Q, residents and others have filed approximately 122 claims with the Company’s insurers, of which approximately 33 claims have been settled or negotiated for settlement. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim.

To date, four putative class action lawsuits have been filed on behalf of Avalon at Edgewater residents and others who may have been harmed by the fire. None of these lawsuits have been certified as class actions as of this date, and the Company is moving to consolidate all of these actions in the United States District Court for the District of New Jersey. In addition, 14 lawsuits representing over 100 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. The Company believes that it has meritorious defenses to the extent of damages claimed.

The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company is undertaking a full review of its maintenance policies related to safety matters, including training, reporting structure and qualifications to perform certain types of work.

Following the fire, the Company received a civil citation for “failure to notify Fire Department of an active fire” from Bergen County, New Jersey. The Company is appealing this citation. The Company believes that additional governmental investigations are or may be ongoing, which could include a review of the state of compliance of the construction and operation of Avalon at Edgewater with building codes and other legal requirements and the materiality of any defenses related thereto. The Company is unable to evaluate the nature and potential materiality of any such investigations or actions at this time.

While the Company currently believes that all of its liability to third parties resulting from the fire will be substantially covered by its insurance policies, subject to applicable deductibles and a self-insured amount equal to 12% of the first $50,000,000 of property damage, the Company can give no assurances in this regard and continues to evaluate this matter.

The Company is involved in various other claims and/or administrative proceedings unrelated to the Edgewater fire that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, Item 1A. "Risk Factors.”  The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2015	1,009	$165.81	—	200,000
February 1 - February 28, 2015	2,122	$170.43	—	200,000
March 1 - March 31, 2015	29,756	$168.34	—	200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

10.1	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units, as amended. (Filed herewith.)

12.1	—	Statements re: Computation of Ratios. (Filed herewith.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)

101	—
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 4, 2015	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 4, 2015	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)