Form 10-Q
period 2015-06-30
AVALONBAY COMMUNITIES INC
filed 2015-08-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

132,902,193 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2015.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2015	12/31/2014
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,524,350	$3,432,769
Buildings and improvements	12,634,057	12,258,009
Furniture, fixtures and equipment	429,308	402,940
	16,587,715	16,093,718
Less accumulated depreciation	(3,092,205)	(2,874,578)
Net operating real estate	13,495,510	13,219,140
Construction in progress, including land	1,536,368	1,417,246
Land held for development	487,205	180,516
Operating real estate assets held for sale, net	61,939	118,838
Total real estate, net	15,581,022	14,935,740

Cash and cash equivalents	65,126	509,460
Cash in escrow	103,679	95,625
Resident security deposits	31,290	29,617
Investments in unconsolidated real estate entities	264,616	298,315
Deferred financing costs, net	40,108	39,728
Deferred development costs	28,103	67,029
Prepaid expenses and other assets	206,532	201,209
Total assets	$16,320,476	$16,176,723

LIABILITIES AND EQUITY
Unsecured notes, net	$3,567,831	$2,993,265
Variable rate unsecured credit facility	—	—
Mortgage notes payable	2,919,299	3,532,587
Dividends payable	166,113	153,207
Payables for construction	109,158	101,946
Accrued expenses and other liabilities	242,133	244,549
Accrued interest payable	40,809	41,318
Resident security deposits	53,403	49,189
Liabilities related to real estate assets held for sale	657	1,492
Total liabilities	7,099,403	7,117,553

Redeemable noncontrolling interests	10,588	12,765

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2015 and December 31, 2014; zero shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2015 and December 31, 2014; 132,888,167 and 132,050,382 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,329	1,320
Additional paid-in capital	9,466,120	9,354,685
Accumulated earnings less dividends	(217,441)	(267,085)
Accumulated other comprehensive loss	(39,523)	(42,515)
Total equity	9,210,485	9,046,405
Total liabilities and equity	$16,320,476	$16,176,723

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Revenue:
Rental and other income	$454,517	$411,134	$894,273	$808,131
Management, development and other fees	2,942	2,672	5,553	5,750
Total revenue	457,459	413,806	899,826	813,881

Expenses:
Operating expenses, excluding property taxes	112,069	101,059	224,845	199,601
Property taxes	45,913	42,439	93,089	86,924
Interest expense, net	44,590	43,722	90,164	86,255
(Gain) loss on extinguishment of debt, net	(7,749)	412	(7,749)	412
Depreciation expense	118,627	110,395	235,480	216,762
General and administrative expense	11,628	10,220	22,111	19,456
Expensed acquisition, development and other pursuit costs, net of recoveries	673	2,017	1,860	2,732
Casualty and impairment gain, net	(17,114)	—	(11,326)	—
Total expenses	308,637	310,264	648,474	612,142

Equity in income of unconsolidated real estate entities	13,806	7,710	48,371	12,933
Gain on sale of real estate	9,625	—	9,647	—
Gain on sale of communities	—	60,945	70,936	60,945

Income from continuing operations	172,253	172,197	380,306	275,617

Discontinued operations:
Income from discontinued operations	—	—	—	310
Gain on sale of discontinued operations	—	—	—	37,869
Total discontinued operations	—	—	—	38,179

Net income	172,253	172,197	380,306	313,796
Net loss (income) attributable to noncontrolling interests	71	(14,111)	163	(13,971)

Net income attributable to common stockholders	$172,324	$158,086	$380,469	$299,825

Other comprehensive income:
Cash flow hedge losses reclassified to earnings	1,427	1,438	2,992	3,011
Comprehensive income	$173,751	$159,524	$383,461	$302,836

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$1.30	$1.22	$2.88	$2.02
Discontinued operations attributable to common stockholders	—	—	—	0.29
Net income attributable to common stockholders	$1.30	$1.22	$2.88	$2.31

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$1.29	$1.21	$2.86	$2.02
Discontinued operations attributable to common stockholders	—	—	—	0.29
Net income attributable to common stockholders	$1.29	$1.21	$2.86	$2.31

Dividends per common share	$1.25	$1.16	$2.50	$2.32

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2015	6/30/2014
Cash flows from operating activities:
Net income	$380,306	$313,796
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	235,480	216,762
Amortization of deferred financing costs	3,379	3,164
Amortization of debt premium	(14,815)	(17,554)
(Gain) loss on extinguishment of debt, net	(7,749)	412
Amortization of stock-based compensation	8,255	6,190
Equity in loss (income) of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	8,432	(1,363)
Casualty and impairment gain, net	(17,303)	—
Abandonment of development pursuits	—	1,455
Cash flow hedge losses reclassified to earnings	2,992	3,011
Gain on sale of real estate assets	(91,456)	(98,814)
(Increase) decrease in cash in operating escrows	(9,357)	3,489
Increase in resident security deposits, prepaid expenses and other assets	(3,439)	(8,094)
Decrease in accrued expenses, other liabilities and accrued interest payable	(2,823)	(12,743)
Net cash provided by operating activities	491,902	409,711

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(865,497)	(547,800)
Capital expenditures - existing real estate assets	(50,584)	(20,617)
Capital expenditures - non-real estate assets	(1,432)	(5,187)
Proceeds from sale of real estate, net of selling costs	135,841	186,651
Insurance recoveries for property damage claims	44,142	—
Mortgage note receivable payment	—	21,748
Increase in payables for construction	7,126	1,389
Distributions from unconsolidated real estate entities	36,858	55,096
Investments in unconsolidated real estate entities	(803)	(2,796)
Net cash used in investing activities	(694,349)	(311,516)

Cash flows from financing activities:
Issuance of common stock	97,326	214,970
Dividends paid	(318,240)	(288,610)
Issuance of mortgage notes payable	—	53,000
Repayments of mortgage notes payable, including prepayment penalties	(588,226)	(24,768)
Issuance of unsecured notes	574,066	250,000
Repayment of unsecured notes	—	(150,000)
Payment of deferred financing costs	(4,277)	(3,414)
Distributions to DownREIT partnership unitholders	(19)	(17)
Distributions to joint venture and profit-sharing partners	(187)	(170)
Redemption of preferred interest obligation	(2,330)	(4,800)
Net cash (used in) provided by financing activities	(241,887)	46,191

Net (decrease) increase in cash and cash equivalents	(444,334)	144,386

Cash and cash equivalents, beginning of period	509,460	281,355
Cash and cash equivalents, end of period	$65,126	$425,741
Cash paid during the period for interest, net of amount capitalized	$91,572	$94,343

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2015:

•
As described in Note 4, “Equity,” 157,779 shares of common stock were issued as part of the Company's stock based compensation plans, of which 95,826 shares related to the conversion of restricted stock units to restricted shares, and the remaining 61,953 shares valued at $10,721,000 were issued in connection with new stock grants; 46,589 shares valued at $3,552,000 were issued in conjunction with the conversion of deferred stock awards; 1,028 shares valued at $177,000 were issued through the Company’s dividend reinvestment plan; 36,104 shares valued at $5,793,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,011restricted stock units with a value of $226,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $166,113,000.

•
The Company recorded a decrease of $1,807,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, “Fair Value.”

•	The Company reclassified $2,992,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a charge of $21,844,000 to write off the net book value of the fixed assets destroyed by the Edgewater fire.

During the six months ended June 30, 2014:

•
The Company issued 113,822 shares of common stock as part of the Company's stock based compensation plan, of which 16,193 shares related to the conversion of restricted units to restricted shares, and the remaining 97,629 shares valued at $12,607,000 were issued in connection with new stock grants; 1,286 shares valued at $165,000 were issued through the Company’s dividend reinvestment plan; 50,105 shares valued at $4,689,000 were withheld to satisfy employees’ tax withholding and other liabilities; and restricted units valued at $1,284,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $152,113,000.

•
The Company recorded a decrease of $626,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•	The Company reclassified $3,011,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company derecognized $17,816,000 in noncontrolling interest in conjunction with the deconsolidation of an AvalonBay Value Added Fund I, L.P. ("Fund I") subsidiary.

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

At June 30, 2015, the Company owned or held a direct or indirect ownership interest in 257 operating apartment communities containing 74,857 apartment homes in 11 states and the District of Columbia, of which seven communities containing 2,787 apartment homes were under reconstruction. In addition, the Company has 26 communities under construction that are expected to contain an aggregate of 8,117 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 34 communities that, if developed as expected, will contain an estimated 10,080 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2014 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Basic and diluted shares outstanding
Weighted average common shares - basic	131,977,578	129,856,335	131,930,916	129,574,118
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	1,101,361	384,486	1,192,947	356,614
Weighted average common shares - diluted	133,086,439	130,248,321	133,131,363	129,938,232

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$172,324	$158,086	$380,469	$299,825
Net income allocated to unvested restricted shares	(445)	(254)	(975)	(487)
Net income attributable to common stockholders, adjusted	$171,879	$157,832	$379,494	$299,338

Weighted average common shares - basic	131,977,578	129,856,335	131,930,916	129,574,118

Earnings per common share - basic	$1.30	$1.22	$2.88	$2.31

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$172,324	$158,086	$380,469	$299,825
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	9	9	19	17
Adjusted net income available to common stockholders	$172,333	$158,095	$380,488	$299,842

Weighted average common shares - diluted	133,086,439	130,248,321	133,131,363	129,938,232

Earnings per common share - diluted	$1.29	$1.21	$2.86	$2.31

All options to purchase shares of common stock outstanding as of June 30, 2015 are included in the computation of diluted earnings per share. Certain options to purchase shares of common stock in the amount of 243,326 were outstanding at June 30, 2014, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the quarter.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at June 30, 2015 was 1.0% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2015 or 2014.

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

The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company’s insurers have begun to negotiate and settle claims made by third parties who incurred property damage and other losses. Four putative class action lawsuits have been filed on behalf of Edgewater residents and others who may have been harmed by the fire. In addition, 15 lawsuits representing over 120 individual plaintiffs have been filed against the Company. The Company believes that it has meritorious defenses to the extent of damages claimed. Additional lawsuits arising from the fire may be filed.

Following the fire, the Company received a civil citation for “failure to notify Fire Department of an active fire” from Bergen County, New Jersey. The Company has decided not to appeal this citation. The Company has also received two citations that were deemed serious by the Occupational Safety and Health Administration ("OSHA"); the Company has informed OSHA that it plans to appeal these citations. It is possible that additional governmental investigations are or may be ongoing. The Company is unable to evaluate the nature and potential materiality of any such investigations or actions.

Having incurred applicable deductibles and a self-insured amount equal to 12% of the first $50,000,000 of property damage, the Company currently believes that all of its remaining liability to third parties and all of the Company's additional cost for replacement cost coverage for property damage resulting from the fire will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter. See Note 5, "Investments in Real Estate Entities," and Part II, Item 1, "Legal Proceedings," for further discussion of the casualty gains and losses and lawsuits associated with the Edgewater fire.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a revenue recognition standard that will result in companies recognizing revenue from contracts when control for the service or product that is the subject of the contract is transferred from the seller to the buyer. The guidance is effective in the first quarter of 2018, and the Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $19,800,000 and $18,626,000 for the three months ended June 30, 2015 and 2014, respectively, and $38,830,000 and $38,305,000 for the six months ended June 30, 2015 and 2014, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of June 30, 2015 and December 31, 2014, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2015 and December 31, 2014, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	6/30/2015	12/31/2014

Fixed rate unsecured notes (1)	$3,275,000	$2,750,000
Term Loan	300,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,812,557	2,400,677
Variable rate mortgage notes payable - conventional and tax-exempt (2)	1,046,332	1,047,461
Total mortgage notes payable and unsecured notes	6,433,889	6,448,138
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,433,889	$6,448,138
_____________________________________

(1)	Balances at June 30, 2015 and December 31, 2014 exclude $7,169 and $6,735 of debt discount, respectively, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2015 and December 31, 2014 exclude $60,410 and $84,449 of debt premium, respectively, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2015:

•
In January 2015, in conjunction with the disposition of Avalon on Stamford Harbor, another operating community, AVA Belltown, was substituted as collateral for the disposed community's outstanding fixed rate secured mortgage loan.

•	In March 2015, the Company borrowed the final $50,000,000 available under the $300,000,000 variable rate unsecured term loan (the “Term Loan”), maturing in March 2021.

•
In April 2015, the Company repaid an aggregate of $481,582,000 principal amount of secured indebtedness, which includes eight fixed rate mortgage loans secured by eight wholly-owned operating communities, at par. The indebtedness had an aggregate effective interest rate of 3.12%, and a stated maturity date of November 2015. The Company incurred a gain on the early debt extinguishment of $8,724,000, representing the excess of the write-off of unamortized premium resulting from the debt assumed in the Archstone Acquisition, as defined in our Form 10-K for the year ended December 31, 2014.

•
In May 2015, the Company issued $525,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $520,653,000. The notes mature in June 2025 and were issued at a 3.45% coupon interest rate.

•
In June 2015, the Company repaid a $15,778,000 fixed rate secured mortgage note with an effective interest rate of 7.50% at par in advance of its February 2041 maturity date, recognizing a charge of $455,000 for a prepayment penalty and write-off of deferred financing costs.

•
In June 2015, the Company repaid a $7,805,000 fixed rate secured mortgage note with an effective interest rate of 7.84% at par and without penalty in advance of its May 2027 maturity date, recognizing a charge of $263,000 for the write-off of deferred financing costs.

•
In June 2015, the Company repaid the $74,531,000 fixed rate secured mortgage note secured by Edgewater with an effective interest rate of 5.95% at par and without penalty in advance of its May 2019 maturity date, recognizing a charge of $259,000 for the write-off of deferred financing costs.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the LIBOR rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.95% (1.14% at June 30, 2015), assuming a one month borrowing rate. The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company’s current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $46,119,000 and $49,407,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2015 and December 31, 2014, respectively.

In the aggregate, secured notes payable mature at various dates from December 2015 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,549,533,000, excluding communities classified as held for sale, as of June 30, 2015).

As of June 30, 2015, the Company has guaranteed approximately $234,500,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.7% and 4.5% at June 30, 2015 and December 31, 2014, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both June 30, 2015 and December 31, 2014.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2015 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2015	$8,443	$104,198	$—	—%

2016	17,298	16,256	250,000	5.750%

2017	18,365	710,091	250,000	5.700%

2018	17,632	76,940	—	—%

2019	6,440	588,428	—	—%

2020	5,475	50,825	250,000	6.100%

			400,000	3.625%

2021	5,516	27,844	250,000	3.950%

			300,000	LIBOR + 1.450%

2022	5,881	—	450,000	2.950%

2023	6,255	—	350,000	4.200%

			250,000	2.850%

2024	5,567	—	300,000	3.500%

Thereafter	—	1,187,435	525,000	3.450%

	$96,872	$2,762,017	$3,575,000

The Company was in compliance at June 30, 2015 with customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2015 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2014	$1,320	$9,354,685	$(267,085)	$(42,515)	$9,046,405
Net income attributable to common stockholders	—	—	380,469	—	380,469
Cash flow hedge loss reclassified to earnings	—	—	—	2,992	2,992
Change in redemption value of redeemable noncontrolling interest	—	—	1,807	—	1,807
Dividends declared to common stockholders	—	—	(331,323)	—	(331,323)
Issuance of common stock, net of withholdings	9	96,337	(1,309)	—	95,037
Amortization of deferred compensation	—	15,098	—	—	15,098
Balance at June 30, 2015	$1,329	$9,466,120	$(217,441)	$(39,523)	$9,210,485

As of June 30, 2015 and December 31, 2014, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2015, the Company:

i.	issued 54,196 shares of common stock in connection with stock options exercised;

ii.	issued 1,028 common shares through the Company’s dividend reinvestment plan;

iii.	issued 157,779 common shares in connection with stock grants and the conversion of restricted stock units to restricted shares;

iv.	issued 46,589 common shares in conjunction with the conversion of deferred stock awards;

v.	withheld 36,104 common shares to satisfy employees’ tax withholding and other liabilities;

vi.	issued 5,022 common shares through the Employee Stock Purchase Program; and

vii.	issued 609,275 shares of common stock in partial settlement of the Forward.

Any deferred compensation related to the Company’s stock option, restricted stock and restricted stock unit grants during the six months ended June 30, 2015 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2015, and will not be reflected until earned as compensation cost.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company was authorized by its Board of Directors to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period, which expired on August 3, 2015.  Actual sales depended on a variety of factors determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who receive compensation of approximately 1.5% of the gross sales price for shares sold. During the three and six months ended June 30, 2015, the Company had no sales under CEP III and had $346,304,000 authorized for common stock issuance remaining under this program as of June 30, 2015.

On September 9, 2014, based on a market closing price of $155.83 per share on that date, the Company entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved by the Company are determined on the date or dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. The Company generally has the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the Forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby the Company will either pay or receive the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement, or (iii) net share settlement, whereby the Company will either receive or issue shares of its common stock, with the number of shares issued or received determined by the difference between the Forward price and the weighted average market price for its common stock at the time of settlement. The Forward price and the weighted average market price would in both cases be determined under the applicable terms of the Forward. Under either of the net settlement provisions, the Company will pay to the counterparty either cash or shares of its common stock when the weighted average market price of its common stock at the time of settlement exceeds the Forward price, and will receive either cash or shares of its common stock to the extent that the weighted average market price of its common stock at the time of settlement is less than the price under the Forward. Settlement of the Forward will occur on one or more dates not later than September 8, 2015. The Company accounts for the Forward as equity. Before the issuance of shares of the Company’s common stock, if any, upon physical or net share settlement of the Forward, the Company expects that the shares issuable upon settlement of the Forward will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of the Company’s common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the Forward over the number of shares of common stock that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the Forward, the delivery of shares of our common stock would result in an increase in the number of shares outstanding and dilution to our earnings per share. During the three months ended June 30, 2015, the Company issued 609,275 shares of common stock at a sales price of $147.72 per share, for net proceeds of $90,000,000, in partial settlement of the Forward.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of June 30, 2015, the Company had investments in five unconsolidated real estate entities, excluding an interest in the Residual JV (as defined in this Form 10-Q), with ownership interest percentages ranging from 20.0% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the six months ended June 30, 2015, AvalonBay Value Added Fund II, L.P. ("Fund II") sold Eaves Plainsboro, located in Plainsboro, NJ, containing 776 apartment homes. Eaves Plainsboro was sold for $117,000,000, and the Company's share of the gain for the disposition was $9,660,000. In conjunction with the disposition, during the six months ended June 30, 2015, Fund II repaid $9,395,000 of related secured indebtedness in advance of the scheduled maturity date.

During the six months ended June 30, 2015, the Company received $20,680,000 from the joint venture partner associated with MVP I, LLC, the entity that owns Avalon at Mission Bay North II, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest for future return calculations and associated distributions. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture. In addition, MVP I, LLC obtained a $103,000,000, 3.24% fixed rate loan, with a maturity date of July 2025, and used the proceeds and cash on hand to repay its existing $105,000,000, variable rate loan which was scheduled to mature in December 2015, at par.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	6/30/2015	12/31/2014
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,513,850	$1,617,627
Other assets	60,793	72,290
Total assets	$1,574,643	$1,689,917

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$964,246	$980,128
Other liabilities	21,232	24,884
Partners’ capital	589,165	684,905
Total liabilities and partners’ capital	$1,574,643	$1,689,917

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
	(unaudited)		(unaudited)
Rental and other income	$43,395	$52,270	$88,650	$104,646
Operating and other expenses	(17,375)	(20,483)	(34,712)	(41,691)
Gain on sale of communities	—	5,682	32,490	5,682
Interest expense, net	(10,334)	(13,523)	(20,811)	(27,413)
Depreciation expense	(11,942)	(13,863)	(23,845)	(28,280)
Net income	$3,744	$10,083	$41,772	$12,944

In conjunction with the formation of Fund II, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $3,312,000 at June 30, 2015 and $3,880,000 at December 31, 2014 of the respective investment balances.

As part of the formation of Fund II, the Company provided a guarantee to one of the limited partners that provides if, upon final liquidation of Fund II, the total amount of all distributions to the guaranteed partner during the life of Fund II (whether from operating cash flow or property sales) does not equal the total capital contributions made by that partner, then the Company will pay the guaranteed partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the guaranteed partner (maximum of approximately $8,910,000 for Fund II as of June 30, 2015).  As of June 30, 2015, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount under a liquidation scenario.  The estimated fair value of, and the Company’s obligation under, this guarantee, both at inception and as of June 30, 2015, was not significant and therefore the Company has not recorded any obligation for this guarantee as of June 30, 2015.

In addition, through subsidiaries, the Company and Equity Residential are members in three limited liability company agreements (collectively, the “Residual JV”). The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the assets and liabilities of the Residual JV. During the three and six months ended June 30, 2015, the Company recognized equity in income of unconsolidated real estate entities of $9,549,000 and $11,464,000, respectively, associated with the settlement of outstanding legal claims against third parties and planned and executed disposition activity in the Residual JV.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $673,000 and $2,017,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,860,000 and $2,732,000 for the six months ended June 30, 2015 and 2014, respectively. These costs are included in expensed acquisition, development, and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and six months ended June 30, 2015 and 2014, other than related to the casualty gains and losses from property damage discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company did not recognize any impairment charges on its investment in land during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company recognized an impairment charge of $800,000 relating to a parcel of land to reduce the Company's basis to the contracted sales price less expected costs to sell. This charge is included in casualty and impairment gain, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company did not recognize any impairment charges on its investment in land for the three and six months ended June 30, 2014.

The Company also evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. Excluding amounts associated with the Residual JV, there was no impairment loss recognized by any of the Company’s investments in unconsolidated entities during the three and six months ended June 30, 2015 and 2014.

Casualty Gains and Losses

The Company recorded net casualty gains related to Edgewater of $17,114,000 and $16,321,000 for the three and six months ended June 30, 2015, respectively, which are included in casualty and impairment gain, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. During the three months ended June 30, 2015, the Company received $22,000,000 in insurance proceeds, which were partially offset by casualty charges of $4,886,000 relating to demolition and additional incident expenses. During the six months ended June 30, 2015, the Company received $44,142,000 in insurance proceeds, which were partially offset by casualty charges of $21,844,000 to write off the net book value of the building destroyed by the fire at Edgewater, and $5,977,000 to record demolition and additional incident expenses. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater fire.

During the six months ended June 30, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms experienced during this time. The Company has recorded an impairment due to a casualty loss of $4,195,000 to recognize the damages from the storms, included in casualty and impairment gain, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

During the six months ended June 30, 2015, the Company sold one wholly-owned operating community, two land parcels and air rights.

•
Avalon on Stamford Harbor, located in Stamford, CT, containing 323 homes and a marina with 74 boat slips, was sold for $115,500,000. The Company’s gain on the disposition was $70,936,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
Two undeveloped land parcels and air rights, representing the right to increase density for future residential development, in the New York Metro region were sold for an aggregate sales price of $23,820,000, resulting in an aggregate gain of $9,626,000, reported in gain on sale of real estate on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company had previously recognized impairment charges of $800,000 during the three months ended March 31, 2015, and $5,933,000 in 2008 for the land parcels.

The results of operations for Avalon on Stamford Harbor are included in income from continuing operations on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The operations for any real estate assets sold from January 1, 2014 through June 30, 2015 and which were classified as held for sale and discontinued operations as of and for the period ended December 31, 2013, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
	(unaudited)		(unaudited)
Rental income	$—	$—	$—	$579
Operating and other expenses	—	—	—	(269)
Depreciation expense	—	—	—	—
Income from discontinued operations	$—	$—	$—	$310

At June 30, 2015, the Company had one operating community that qualified as held for sale.

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

The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance.  The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty and impairment gain, net, gain on sale of real estate assets, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.  NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Net income	$172,253	$172,197	$380,306	$313,796
Indirect operating expenses, net of corporate income	14,817	12,343	30,215	23,161
Investments and investment management expense	1,073	1,137	2,107	2,116
Expensed acquisition, development and other pursuit costs, net of recoveries	673	2,017	1,860	2,732
Interest expense, net (1)	44,590	43,722	90,164	86,255
(Gain) loss on extinguishment of debt, net	(7,749)	412	(7,749)	412
General and administrative expense	11,628	10,220	22,111	19,456
Equity in income of unconsolidated real estate entities	(13,806)	(7,710)	(48,371)	(12,933)
Depreciation expense (1)	118,627	110,395	235,480	216,762
Casualty and impairment gain, net	(17,114)	—	(11,326)	—
Gain on sale of real estate assets	(9,625)	(60,945)	(80,583)	(60,945)
Gain on sale of discontinued operations	—	—	—	(37,869)
Income from discontinued operations	—	—	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(1,353)	(6,240)	(2,791)	(12,522)
Net operating income	$314,014	$277,548	$611,423	$540,111
__________________________________

(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$2,285	$10,226	$4,809	$20,595
Operating expenses from real estate assets sold or held for sale, not classified as discontinued operations	(932)	(3,986)	(2,018)	(8,073)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$1,353	$6,240	$2,791	$12,522

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at the beginning of the given calendar year, or April 1, 2014, when the Company updated its operating segments, primarily to include communities acquired as part of the Archstone Acquisition in its Established Community portfolio. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three and six months ended June 30, 2015 and 2014 has been adjusted for the real estate assets that were sold from January 1, 2014 through June 30, 2015, or otherwise qualify as held for sale and/or discontinued operations as of June 30, 2015, as described in Note 6, “Real Estate Disposition Activities.”

	For the three months ended			For the six months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended June 30, 2015

Established
New England	$49,000	$30,985	2.3%	$96,760	$58,823	(0.7)%	$1,477,145
Metro NY/NJ	96,372	67,880	2.9%	190,704	132,989	2.9%	3,191,141
Mid-Atlantic	52,263	35,938	(0.9)%	103,967	71,969	(0.8)%	2,170,822
Pacific Northwest	19,047	13,657	7.9%	37,536	27,030	8.4%	719,366
Northern California	67,144	52,635	11.7%	132,658	102,369	11.6%	2,409,781
Southern California	63,169	43,046	6.7%	125,493	86,564	9.8%	2,503,327
Total Established	346,995	244,141	5.0%	687,118	479,744	5.1%	12,471,582

Other Stabilized	54,681	36,536	N/A	108,764	71,353	N/A	2,028,096
Development / Redevelopment	50,556	33,337	N/A	93,582	60,326	N/A	3,581,408
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	487,205
Non-allocated (2)	2,942	N/A	N/A	5,553	N/A	N/A	42,997

Total	$455,174	$314,014	13.1%	$895,017	$611,423	13.2%	$18,611,288

For the period ended June 30, 2014 (3)

Established
New England	$45,523	$29,179	(0.9)%	$88,125	$55,620	(1.0)%	$1,356,000
Metro NY/NJ	92,325	64,724	0.9%	152,906	106,780	1.7%	2,294,169
Mid-Atlantic	46,990	32,531	(6.7)%	49,260	34,784	(3.9)%	645,172
Pacific Northwest	16,458	11,554	5.9%	26,683	18,591	4.8%	499,383
Northern California	62,319	47,498	13.7%	85,305	65,364	9.6%	1,400,573
Southern California	61,852	41,607	5.0%	68,658	47,198	4.5%	1,218,170
Total Established	325,467	227,093	2.9%	470,937	328,337	2.6%	7,413,467

Other Stabilized	43,701	31,289	N/A	244,289	167,494	N/A	5,998,737
Development / Redevelopment	31,740	19,166	N/A	72,310	44,280	N/A	3,318,362
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	195,673
Non-allocated (2)	2,672	N/A	N/A	5,750	N/A	N/A	34,187

Total	$403,580	$277,548	8.9%	$793,286	$540,111	18.1%	$16,960,426
__________________________________

(1)	Does not include gross real estate assets held for sale of $79,128 and $244,805 as of June 30, 2015 and 2014, respectively.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(3)
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

8.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) is as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share

Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Exercised	(42,268)	124.52	(11,928)	138.82
Forfeited	—	—	—	—
Options Outstanding, June 30, 2015	297,794	$122.40	260,474	$103.41
Options Exercisable June 30, 2015	236,380	$120.70	260,474	$103.41

The Company granted 82,812 restricted stock units with an estimated aggregate compensation cost of $12,340,000, as part of its stock-based compensation plan, during the six months ended June 30, 2015. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 53,164 restricted stock units and financial metrics related to operating performance and leverage metrics of the Company for 29,648 restricted stock units. For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $166.23; dividend yield of approximately 3.0%; estimated volatility figures ranging from 14.7% to 17.4% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.07% to 1.09%, resulting in an average estimated fair value per restricted stock unit of $139.18. For the portion of the grant for which the award is determined by financial metrics, the estimated compensation cost was based on the baseline share value of $166.23 and the Company's estimate of corporate achievement for the financial metrics.

During the six months ended June 30, 2015, the Company also issued 157,779 shares of restricted stock, of which 95,826 shares related to the conversion of restricted stock units to restricted shares, and the remaining 61,953 shares were new grants with a fair value of $10,721,000. The compensation cost was based on the share price at the grant date.

At June 30, 2015, the Company had 251,231 outstanding unvested restricted shares granted under the Company's restricted stock awards. Restricted stock vesting during the six months ended June 30, 2015 totaled 95,573 shares, of which 7,389 shares related to the conversion of restricted stock units and 88,184 shares related to restricted stock awards, which had fair values at the grant date ranging from $115.83 to $173.39 per share. The total grant date fair value of shares vested under restricted stock awards was $11,431,000 and $10,712,000 for the six months ended June 30, 2015 and 2014, respectively.

Total employee stock-based compensation cost recognized in income was $7,777,000 and $5,890,000 for the six months ended June 30, 2015 and 2014, respectively, and total capitalized stock-based compensation cost was $6,071,000 and $3,247,000 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was a total unrecognized compensation cost of $558,000 for unvested stock options and $29,554,000 for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 0.6 years and 3.8 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $2,942,000 and $2,672,000 during the three months ended June 30, 2015 and 2014, respectively and $5,553,000 and $5,750,000 during the six months ended June 30, 2015 and 2014, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $5,088,000 and $6,868,000 as of June 30, 2015 and December 31, 2014, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $278,000 and $250,000 in the three months ended June 30, 2015 and 2014, respectively, and $550,000 and $500,000 in the six months ended June 30, 2015 and 2014, respectively, as a component of general and administrative expense.  Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $1,073,000 and $452,000 on June 30, 2015 and December 31, 2014, respectively. During the six months ended June 30, 2015, the Company issued 46,589 shares in conjunction with the conversion of deferred stock awards.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for the three and six months ended June 30, 2015, or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated Hedging Derivatives at June 30, 2015 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$727,474	$37,138
Weighted average interest rate (1)	1.9%	2.3%
Weighted average capped interest rate	5.8%	5.9%
Earliest maturity date	Feb 2016	Apr 2019
Latest maturity date	Jun 2020	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had one derivative designated as a cash flow hedge and 15 derivatives not designated as hedges at June 30, 2015. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2015 and 2014 were not material. The Company reclassified $1,427,000 and $2,992,000 of deferred losses from accumulated other comprehensive income as a component of interest expense, net, for the three and six months ended June 30, 2015, respectively. The Company reclassified $1,438,000 and $3,011,000 of deferred losses from accumulated other comprehensive income as a component of interest expense, net, for the three and six months ended June 30, 2014, respectively. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	Total Fair Value	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2015	(Level 1)	(Level 2)	(Level 3)

Non-Designated Hedges
Interest Rate Caps	$25	$—	$25	$—
Cash Flow Hedges
Interest Rate Caps	17	—	17	—
Puts	(8,954)	—	—	(8,954)
DownREIT units	(1,199)	(1,199)	—	—
Indebtedness
Unsecured notes	(3,353,009)	(3,353,009)	—	—
Mortgage notes payable and unsecured term loan	(3,022,147)	—	(3,022,147)	—
Total	$(6,385,267)	$(3,354,208)	$(3,022,105)	$(8,954)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2015:

The Company acquired one land parcel for development located in Los Angeles, CA for $99,000,000. If developed as expected, the development right related to this land will contain 695 apartment homes for a projected total capital cost of $374,727,000.

Using available capacity on its Credit Facility, the Company repaid a $140,346,000 fixed rate secured mortgage note with an effective interest rate of 5.56% in advance of its May 2053 maturity date, resulting in a recognized gain of $18,987,000, consisting of the write off of unamortized premium net of deferred financing costs of $30,215,000, partially offset by a prepayment penalty of $11,228,000.

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

Second Quarter 2015 Highlights

We experienced favorable operating performance in the second quarter of 2015:

•
Net income attributable to common stockholders for the three months ended June 30, 2015 was $172,324,000, an increase of $14,238,000, or 9.0%, over the prior year period. The increase is primarily attributable to an increase in NOI from newly developed and existing operating communities, gains from net insurance recoveries and the extinguishment of debt, as well as an increase in equity in income of unconsolidated real estate entities, partially offset by a decrease in real estate sales and related gains.

•
Established Communities NOI for the three months ended June 30, 2015 increased by $11,520,000, or 5.0%, over the prior year period. This increase was primarily driven by an increase in rental revenue of 4.7%, partially offset by an increase in operating expenses of 3.9% compared to the prior year period.

The Company's overall increase in revenues was driven by both favorable operating performance from our stabilized operating communities and strong leasing activity for new development, which we expect to continue for the balance of 2015.

During the three months ended June 30, 2015, we completed the construction of three communities with an aggregate of 874 apartment homes for a total capitalized cost of $275,500,000. We also started construction of four communities expected to contain 1,368 apartment homes with an expected aggregate total capitalized cost of $394,900,000. At June 30, 2015, 26 communities expected to contain 8,117 apartment homes were under construction with a projected total capitalized cost of approximately $2,788,800,000.  In addition, as of June 30, 2015, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 34 apartment communities that, if developed as expected, will contain an estimated 10,080 apartment homes, and will be developed for an aggregate total capitalized cost of $3,668,000,000, an increase of $359,000,000 from our position as of March 31, 2015.

During the three months ended June 30, 2015, we sold two undeveloped land parcels and air rights, representing the right to increase density for future residential development, in the New York Metro region, for an aggregate sales price $23,820,000, resulting in an aggregate gain of $9,626,000. We had previously recognized impairment charges of $800,000 during the three months ended March 31, 2015, and $5,933,000 in 2008 for the land parcels.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity, including common equity issued pursuant to the Forward); the sale of apartment communities; or through the formation of joint ventures. See the discussion under Liquidity and Capital Resources.

Edgewater Fire

In January 2015, a fire occurred at Edgewater. See Note 1 under Legal and Other Contingencies and Note 5 under Casualty Gains and Losses in the accompanying Condensed Consolidated Financial Statements, as well as Part II, Item 1, Legal Proceedings, of this report for additional discussions related to the Edgewater fire, including claims against the Company, insurance coverage, and existing and potential future civil and governmental lawsuits and investigations.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, or Redevelopment according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the six month periods ended June 30, 2015 and 2014, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2014, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

Development Rights are development opportunities in the early phase of the development process where we either have an option to acquire land or enter into a leasehold interest, where we are the buyer under a long-term conditional contract to purchase land, where we control the land through a ground lease or own land to develop a new community, or where we are the designated developer in a public-private partnership. We capitalize related pre-development costs incurred in pursuit of new developments for which we currently believe future development is probable.

We currently lease our corporate headquarters located in Arlington, Virginia, as well as our other regional and administrative offices under operating leases.

As of June 30, 2015, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	34	7,617
Metro NY/NJ	35	11,555
Mid-Atlantic	26	8,789
Pacific Northwest	14	3,444
Northern California	30	9,201
Southern California	41	11,188
Total Established	180	51,794

Other Stabilized Communities:
New England	13	3,213
Metro NY/NJ	8	2,170
Mid-Atlantic	9	3,146
Pacific Northwest	2	414
Northern California	9	1,812
Southern California	14	5,247
Non Core	4	1,266
Total Other Stabilized	59	17,268

Lease-Up Communities	11	3,008

Redevelopment Communities	7	2,787

Total Current Communities	257	74,857

Development Communities	26	8,117

Development Rights	34	10,080

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2015 and 2014 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6/30/2015	6/30/2014	$ Change	% Change	6/30/2015	6/30/2014	$ Change	% Change

Revenue:
Rental and other income	$454,517	$411,134	$43,383	10.6%	$894,273	$808,131	$86,142	10.7%
Management, development and other fees	2,942	2,672	270	10.1%	5,553	5,750	(197)	(3.4)%
Total revenue	457,459	413,806	43,653	10.5%	899,826	813,881	85,945	10.6%

Expenses:
Direct property operating expenses, excluding property taxes	93,214	84,875	8,339	9.8%	186,936	168,509	18,427	10.9%
Property taxes	45,913	42,439	3,474	8.2%	93,089	86,924	6,165	7.1%
Total community operating expenses	139,127	127,314	11,813	9.3%	280,025	255,433	24,592	9.6%

Corporate-level property management and other indirect operating expenses	17,782	15,047	2,735	18.2%	35,802	28,976	6,826	23.6%
Investments and investment management expense	1,073	1,137	(64)	(5.6)%	2,107	2,116	(9)	(0.4)%
Expensed acquisition, development and other pursuit costs, net of recoveries	673	2,017	(1,344)	(66.6)%	1,860	2,732	(872)	(31.9)%
Interest expense, net	44,590	43,722	868	2.0%	90,164	86,255	3,909	4.5%
(Gain) loss on extinguishment of debt, net	(7,749)	412	(8,161)	N/A (1)	(7,749)	412	(8,161)	N/A (1)
Depreciation expense	118,627	110,395	8,232	7.5%	235,480	216,762	18,718	8.6%
General and administrative expense	11,628	10,220	1,408	13.8%	22,111	19,456	2,655	13.6%
Casualty and impairment gain, net	(17,114)	—	(17,114)	100.0%	(11,326)	—	(11,326)	100.0%
Total other expenses	169,510	182,950	(13,440)	(7.3)%	368,449	356,709	11,740	3.3%

Equity in income of unconsolidated real estate entities	13,806	7,710	6,096	79.1%	48,371	12,933	35,438	274.0%
Gain on sale of real estate	9,625	—	9,625	100.0%	9,647	—	9,647	100.0%
Gain on sale of communities	—	60,945	(60,945)	(100.0)%	70,936	60,945	9,991	16.4%

Income from continuing operations	172,253	172,197	56	—%	380,306	275,617	104,689	38.0%

Discontinued operations:
Income from discontinued operations	—	—	—	—%	—	310	(310)	(100.0)%
Gain on sale of discontinued operations	—	—	—	—%	—	37,869	(37,869)	(100.0)%
Total discontinued operations	—	—	—	—%	—	38,179	(38,179)	(100.0)%

Net income	172,253	172,197	56	—%	380,306	313,796	66,510	21.2%

Net loss (income) attributable to noncontrolling interests	71	(14,111)	14,182	N/A (1)	163	(13,971)	14,134	N/A (1)

Net income attributable to common stockholders	$172,324	$158,086	$14,238	9.0%	$380,469	$299,825	$80,644	26.9%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $14,238,000, or 9.0%, to $172,324,000 for the three months ended June 30, 2015 and $80,644,000, or 26.9%, to $380,469,000 for the six months ended June 30, 2015 from the respective prior year periods.  The increase for the three and six months ended June 30, 2015 is primarily attributable to an increase in NOI from newly developed and existing operating communities, gains from net insurance recoveries and the extinguishment of debt, as well as an increase in equity in income of unconsolidated real estate entities, partially offset by a decrease in real estate sales and related gains.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty and impairment gain, net, gain on sale of real estate assets, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2015 and 2014 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Net income	$172,253	$172,197	$380,306	$313,796
Indirect operating expenses, net of corporate income	14,817	12,343	30,215	23,161
Investments and investment management expense	1,073	1,137	2,107	2,116
Expensed acquisition, development and other pursuit costs, net of recoveries	673	2,017	1,860	2,732
Interest expense, net (1)	44,590	43,722	90,164	86,255
(Gain) loss on extinguishment of debt, net	(7,749)	412	(7,749)	412
General and administrative expense	11,628	10,220	22,111	19,456
Equity in income loss of unconsolidated real estate entities	(13,806)	(7,710)	(48,371)	(12,933)
Depreciation expense (1)	118,627	110,395	235,480	216,762
Casualty and impairment gain, net	(17,114)	—	(11,326)	—
Gain on sale of real estate assets	(9,625)	(60,945)	(80,583)	(60,945)
Gain on sale of discontinued operations	—	—	—	(37,869)
Income from discontinued operations	—	—	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(1,353)	(6,240)	(2,791)	(12,522)
Net operating income	$314,014	$277,548	$611,423	$540,111
____________________________

(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The NOI changes for the three and six months ended June 30, 2015, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2015	6/30/2015

Established Communities	$11,520	$23,193
Other Stabilized Communities	10,936	24,283
Development and Redevelopment Communities	14,010	23,836
Total	$36,466	$71,312

The increase in our Established Communities’ NOI for the three and six months ended June 30, 2015 is due to increased rental rates, partially offset by increased operating expenses. For the balance of 2015, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses. We expect our operating expenses will continue at a level above the prior year period for the remainder of the year.

Rental and other income increased in the three and six months ended June 30, 2015 compared to the prior year periods due to additional rental income generated from newly developed and existing operating communities and an increase in rental rates at our Established Communities.

Overall Portfolio — The weighted average number of occupied apartment homes for consolidated communities increased to 63,633 apartment homes for the six months ended June 30, 2015, compared to 60,676 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,337 for the six months ended June 30, 2015 compared to $2,217 in the prior year period.

Established Communities — Rental revenue increased $15,698,000, or 4.7%, for the three months ended June 30, 2015 compared to the prior year period due to an increase in average rental rates of 5.0% to $2,332 per apartment home, partially offset by a 0.3% decrease in economic occupancy to 95.6%. Rental revenue increased $29,843,000, or 4.5%, for the six months ended June 30, 2015 compared to the prior year period due to an increase in average rental rates of 4.6% to $2,305 per apartment home, and was partially offset by a 0.1% decrease in economic occupancy to 95.8%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 27.7% of Established Community rental revenue for the six months ended June 30, 2015, and experienced an increase in rental revenue of 2.9% compared to the prior year period. Average rental rates increased 3.5% to $2,865 per apartment home, and were partially offset by a 0.6% decrease in economic occupancy to 95.7% for the six months ended June 30, 2015, compared to the prior year period. Sequential revenue increased from the prior quarter by 2.2% during the three months ended June 30, 2015. We expect to see continued growth over the prior year period in the Metro New York/New Jersey region in 2015. New York City is beginning to see a larger pipeline of new apartment deliveries, but suburban markets surrounding the city are more insulated from this new competition.

The Northern California region accounted for approximately 19.3% of Established Community rental revenue for the six months ended June 30, 2015, and experienced an increase in rental revenue of 8.9% compared to the prior year period. Average rental rates increased 9.6% to $2,503 per apartment home, and were partially offset by a 0.7% decrease in economic occupancy to 95.9% for the six months ended June 30, 2015, compared to the prior year period. Sequential revenue increased from the prior quarter by 2.5% during the three months ended June 30, 2015. While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology industry to continue to fuel demand for apartment homes during 2015.

The Southern California region accounted for approximately 18.3% of Established Community rental revenue for the six months ended June 30, 2015, and experienced an increase in rental revenue of 6.1% compared to the prior year period. Average rental rates increased 5.9% to $1,947 per apartment home, and economic occupancy increased 0.2% to 96.0% for the six months ended June 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.4% during the three months ended June 30, 2015. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results during 2015.

The Mid-Atlantic region accounted for approximately 15.1% of Established Community rental revenue for the six months ended June 30, 2015, and experienced an increase in rental revenue of 0.5%, compared to the prior year period.  Average rental rates increased 0.2% to $2,061 per apartment home, and economic occupancy increased 0.3% to 95.6% for the six months ended June 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.1% for the three months ended June 30, 2015. Although new apartment supply will remain elevated, accelerating job growth is expected to support modest growth in 2015.

The New England region accounted for approximately 14.1% of Established Community rental revenue for the six months ended June 30, 2015, and experienced an increase in rental revenue of 3.7% compared to the prior year period. Average rental rates increased 3.1% to $2,211 per apartment home, and economic occupancy increased 0.6% to 95.7% for the six months ended June 30, 2015, compared to the prior year period.  Sequential revenue increased from the prior quarter by 2.6% during the three months ended June 30, 2015. Accelerating employment growth in the medical, education and technology fields is supporting apartment demand in the greater Boston metro area. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Pacific Northwest region accounted for approximately 5.5% of Established Community rental revenue for the six months ended June 30, 2015, and experienced an increase in rental revenue of 7.0% compared to the prior year period. Average rental rates increased 6.8% to $1,893 per apartment home, and economic occupancy increased 0.2% to 95.8% for the six months ended June 30, 2015, compared to the prior year period. The Pacific Northwest region also saw the strongest sequential rental revenue growth in our markets, increasing 3.0% during the three months ended June 30, 2015. We believe that rental revenue growth will continue during the remainder of 2015 although it may be tempered by the delivery of new apartment homes, particularly in the urban core of Seattle.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2015 and 2014 (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Rental revenue (GAAP basis)	$346,559	$330,861	$686,255	$656,412
Concessions amortized	268	1,452	649	3,021
Concessions granted	(34)	(993)	(343)	(2,444)

Rental revenue adjusted to state concessions on a cash basis	$346,793	$331,320	$686,561	$656,989

Year-over-year % change — GAAP revenue		4.7%		4.5%

Year-over-year % change — cash concession based revenue		4.7%		4.5%

Management, development and other fees increased $270,000, or 10.1%, and decreased $197,000, or 3.4%, for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods. The increase for the three months ended June 30, 2015 is primarily due to an increase in disposition fees related to the sale of a community owned within the Residual JV. The decrease for the six months ended June 30, 2015 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II, partially offset by an increase in disposition fees related to the sale of a community owned within the Residual JV.

Direct property operating expenses, excluding property taxes increased $8,339,000, or 9.8%, and $18,427,000, or 10.9%, for the three and six months ended June 30, 2015 compared to the prior year periods. The increases for the three and six months ended June 30, 2015 are primarily due to the addition of newly developed apartment communities. The increase for the six months ended June 30, 2015 is also due to snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015.

For Established Communities, direct property operating expenses, excluding property taxes, increased $3,107,000, or 4.7%, and $5,567,000, or 4.2%, for the three and six months ended June 30, 2015 compared to the prior year periods. The increases for the three and six months ended June 30, 2015 are primarily due to increased repairs and maintenance costs, coupled with increased payroll and benefit costs. The increase for the six months ended June 30, 2015 is also due to snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015.

Property taxes increased $3,474,000, or 8.2%, and $6,165,000, or 7.1% for the three and six months ended June 30, 2015 compared to the prior year periods. The increases for the three and six months ended June 30, 2015 are primarily due to the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio.

For Established Communities, property taxes increased $734,000, or 2.2%, and $910,000, or 1.3%, for the three and six months ended June 30, 2015 compared to the prior year periods. The increases for the three and six months ended June 30, 2015 are primarily due to higher rates and assessments, partially offset by reductions and successful appeals. We expect property taxes to continue to increase for the balance of 2015 over 2014. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $2,735,000, or 18.2%, and $6,826,000, or 23.6%, for the three and six months ended June 30, 2015 compared to the prior year periods, primarily due to an increase in compensation related costs including certain employee separation costs, coupled with increased activities related to re-branding and corporate initiatives.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased $1,344,000, or 66.6%, and $872,000, or 31.9%, for the three and six months ended June 30, 2015 compared to the prior year periods, primarily as a result of increased abandoned pursuit costs in the prior year periods.

Interest expense, net increased $868,000, or 2.0%, and $3,909,000, or 4.5%, for the three and six months ended June 30, 2015 compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development activity, amortization of the premium on debt, and interest income. The increases for the three and six months ended June 30, 2015 are primarily due to an increase in unsecured debt outstanding resulting from the issuance of $525,000,000 principal amount of unsecured notes during the period.

Depreciation expense increased $8,232,000, or 7.5%, and $18,718,000, or 8.6%, for the three and six months ended June 30, 2015 compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense (“G&A”) increased $1,408,000, or 13.8%, and $2,655,000, or 13.6%, for the three and six months ended June 30, 2015 compared to the prior year periods. The increases for the three and six months ended June 30, 2015 from the prior year periods are primarily due to legal settlement proceeds received in 2014 not present in the current year periods, as well as increased income taxes and compensation expense in the three and six months ended June 30, 2015 over the prior year periods.

Casualty and impairment gain, net for the three months ended June 30, 2015 consists of Edgewater insurance proceeds received, partially offset by additional incident expenses from the fire at Edgewater. For the six months ended June 30, 2015, casualty and impairment gain, net consists of Edgewater insurance proceeds received, partially offset by additional incident expenses and the write-off of the net book value of the fixed assets destroyed in fire at Edgewater, property and casualty damages incurred across several communities in our Northeast markets related to severe winter storms, and an impairment charge recognized for a parcel of land sold during 2015.

Equity in income of unconsolidated real estate entities increased $6,096,000, or 79.1%, and $35,438,000, or 274.0%, for the three and six months ended June 30, 2015 compared to the prior year periods. The increase for the three months ended June 30, 2015 is primarily due to the settlement of outstanding legal claims against third parties and the gain on the sale of a community through an unconsolidated joint venture. The increase for the six months ended June 30, 2015 is primarily due to amounts received related to the modification of a joint venture agreement to eliminate our promoted interest in future distributions, as well as the settlement of outstanding legal claims and net gains on the sales of communities in various ventures.

Gain on sale of real estate increased for the three and six months ended June 30, 2015 compared to the prior year periods, as a result of the gain on sale of air rights, representing the right to increase density for future residential development, and two undeveloped land parcels.

Gain on sale of communities decreased for the three months ended June 30, 2015, and increased for the six months ended June 30, 2015. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations.

Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2014 through June 30, 2015. The decrease in the six months ended June 30, 2015, compared to the prior year period, is due to the change in accounting guidance for discontinued operations as discussed above.

Gain on sale of discontinued operations decreased for the six months ended June 30, 2015 compared to the prior year period. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations.

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

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014

Net income attributable to common stockholders	$172,324	$158,086	$380,469	$299,825
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	119,856	111,653	238,177	220,619
Distributions to noncontrolling interests, including discontinued operations	9	9	19	17
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(1,718)	(449)	(10,873)	(449)
Gain on sale of previously depreciated real estate assets (1)	—	(46,813)	(70,936)	(84,682)
Impairment due to casualty loss	—	—	4,195	—
FFO attributable to common stockholders	$290,471	$222,486	$541,051	$435,330

Weighted average common shares outstanding - diluted	133,086,439	130,248,321	133,131,363	129,938,232
EPS per common share - diluted	$1.29	$1.21	$2.86	$2.31
FFO per common share - diluted	$2.18	$1.71	$4.06	$3.35
_________________________

(1)	Amount for the three and six months ended June 30, 2014 excludes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which is consolidated for financial reporting purposes.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Net cash provided by operating activities	$255,522	$189,394	$491,902	$409,711
Net cash used in investing activities	$(252,150)	$(87,152)	$(694,349)	$(311,516)
Net cash provided by (used in) financing activities	$(134,358)	$(62,505)	$(241,887)	$46,191

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses.

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

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity, including common equity issued pursuant to the Forward); the sale of apartment communities; or through the formation of joint ventures. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Unrestricted cash and cash equivalents totaled $65,126,000 at June 30, 2015, a decrease of $444,334,000 from $509,460,000 at December 31, 2014. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $491,902,000 for the six months ended June 30, 2015 from $409,711,000 for the six months ended June 30, 2014. The change was driven primarily by increased NOI from existing and newly developed communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $694,349,000 for the six months ended June 30, 2015 related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions and distributions from unconsolidated joint ventures. During the six months ended June 30, 2015, we invested $917,513,000 in the following:

•	we invested approximately $865,497,000 in the development and redevelopment of communities including $376,150,000 for the acquisition of land for development; and

•	we had capital expenditures of $52,016,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions of $135,841,000;

•	insurance recoveries for property damage claims related to Edgewater of $44,142,000; and

•	net distributions from unconsolidated joint ventures in the amount of $36,055,000.

Financing Activities — Net cash used in financing activities totaled $241,887,000 for the six months ended June 30, 2015.  The net cash used is primarily due to:

•	repayment of secured notes in the amount of $588,226,000; and

•	payment of cash dividends in the amount of $318,240,000.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $524,066,000;

•	issuance of common stock in the amount of $97,326,000, including $90,000,000 from the partial settlement of the Forward; and

•	borrowing the final $50,000,000 available to us on the Term Loan.

Variable Rate Unsecured Credit Facility

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.95% (1.14% at July 31, 2015 assuming a one month borrowing rate). The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

We had $420,000,000 outstanding under the Credit Facility and had $44,037,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2015.

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

We were in compliance with these covenants at June 30, 2015.

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

Continuous Equity Offering Program

We had no sales under CEP III during 2015 and had $346,304,000 authorized for common stock issuance remaining at the expiration of the program on August 3, 2015.

Forward Equity Contract

On September 9, 2014, based on a market closing price of $155.83 per share on that date, we entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved are determined on the date or dates of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. We generally have the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the Forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the Forward price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the Forward price and the weighted average market price for its common stock at the time of settlement. The Forward price and the weighted average market price would in both cases be determined under the applicable terms of the Forward. Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the Forward, and will receive either cash or shares of our common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the Forward. Settlement of the Forward will occur on one or more dates not later than September 8, 2015. During the three months ended June 30, 2015, we issued 609,275 shares of common stock at a sales price of $147.72 per share, for net proceeds of $90,000,000, in partial settlement of the Forward.

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

The following debt activity occurred during the six months ended June 30, 2015:

•
In January 2015, in conjunction with the disposition of Avalon on Stamford Harbor, another operating community, AVA Belltown, was substituted as collateral for the disposed community's outstanding fixed rate secured mortgage loan.

•	In March 2015, we borrowed the final $50,000,000 available under the Term Loan, maturing in March 2021.

•
In April 2015, we repaid an aggregate of $481,582,000 principal amount of secured indebtedness, which includes eight fixed rate mortgage loans secured by eight wholly-owned operating communities, at par. The indebtedness had an aggregate effective interest rate of 3.12%, and a stated maturity date of November 2015. We incurred a gain on the early debt extinguishment of $8,724,000, representing the excess of the write-off of unamortized premium from the debt assumed in the Archstone Acquisition.

•
In May 2015, we issued $525,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $520,653,000. The notes mature in June 2025 and were issued at a 3.45% coupon interest rate.

•
In June 2015, we repaid a $15,778,000 fixed rate secured mortgage note with an effective interest rate of 7.50% at par in advance of its February 2041 maturity date, recognizing a charge of $455,000 for a prepayment penalty and write-off of deferred financing costs.

•
In June 2015, we repaid a $7,805,000 fixed rate secured mortgage note with an effective interest rate of 7.84% at par and without penalty in advance of its May 2027 maturity date, recognizing a charge of $263,000 for the write-off of deferred financing costs.

•
In June 2015, we repaid the Edgewater $74,531,000 fixed rate secured mortgage note with an effective interest rate of 5.95% at par and without penalty in advance of its May 2019 maturity date, recognizing a charge of $259,000 for the write-off of deferred financing costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2015 and December 31, 2014 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2014	6/30/2015	2015	2016	2017	2018	2019	Thereafter
Tax-exempt bonds (2)
Fixed rate
Eaves Washingtonian Center I	7.84%	May-2027	(3)	$8,011	$—	$—	$—	$—	$—	$—	$—
Avalon Oaks	7.50%	Feb-2041	(3)	15,887	—	—	—	—	—	—	—
Avalon Oaks West	7.54%	Apr-2043		15,847	15,750	100	211	225	241	257	14,716
Avalon at Chestnut Hill	6.16%	Oct-2047		39,545	39,320	232	482	509	536	566	36,995
Avalon Westbury	4.13%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				141,490	117,270	332	693	734	777	823	113,911

Variable rate (5)
Avalon at Mountain View	0.82%	Feb-2017	(6)	18,100	17,900	—	—	17,900	—	—	—
Avalon at Mission Viejo	1.24%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.16%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	1.50%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	1.51%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	3.03%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	1.53%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Walnut Creek	1.31%	Mar-2046	(4)	116,000	116,000	—	—	—	—	—	116,000
Avalon Walnut Creek	1.31%	Mar-2046	(4)	10,000	10,000	—	—	—	—	—	10,000
Avalon Morningside Park	1.51%	May-2046	(4)	100,000	100,000	—	—	—	—	—	100,000
Avalon Clinton North	1.76%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.76%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.67%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno	1.65%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	1.73%	Apr-2028	(6)	44,410	44,410	—	—	—	128	403	43,879
				945,595	945,395	—	—	17,900	128	403	926,964
Conventional loans (2)

Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000	—	250,000	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000	—	—	250,000	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 Million unsecured notes	3.55%	Jun-2025		—	525,000	—	—	—	—	—	525,000
Avalon Orchards	7.79%	Jul-2033		17,091	16,860	239	503	539	577	619	14,383
Avalon Darien	6.23%	Dec-2015	(7)	47,700	47,283	47,283	—	—	—	—	—
AVA Stamford	6.13%	Dec-2015	(7)	57,423	56,915	56,915	—	—	—	—	—
Avalon Walnut Creek	4.30%	Jul-2066		3,042	3,163	—	—	—	—	—	3,163
Avalon Shrewsbury	5.92%	May-2019		20,174	20,021	154	323	346	367	18,831	—
Eaves Trumbull	5.93%	May-2019		39,452	39,153	302	631	676	717	36,827	—
AVA Belltown (8)	6.00%	May-2019		62,724	62,249	480	1,003	1,075	1,140	58,551	—
Avalon Freehold	5.95%	May-2019		34,973	34,708	267	559	599	636	32,647	—
Avalon Run East	5.95%	May-2019		37,475	37,191	286	599	642	681	34,983	—
Eaves Nanuet	6.06%	May-2019		63,242	62,762	483	1,011	1,083	1,150	59,035	—
Avalon at Edgewater	5.95%	May-2019	(3)	75,012	—	—	—	—	—	—	—
Avalon Foxhall	6.06%	May-2019		56,341	55,914	431	901	965	1,024	52,593	—
Avalon at Gallery Place	6.06%	May-2019		43,776	43,445	335	700	750	796	40,864	—
Avalon at Traville	5.91%	May-2019		74,186	73,624	567	1,186	1,271	1,348	69,252	—
Avalon Bellevue	5.92%	May-2019		25,491	25,297	194	408	437	463	23,795	—
Avalon on The Alameda	5.91%	May-2019		51,539	51,148	394	824	883	937	48,110	—
Avalon at Mission Bay North	5.90%	May-2019		69,955	69,425	535	1,118	1,198	1,272	65,302	—
AVA Pasadena	4.06%	Jun-2018		11,683	11,587	98	202	213	11,074	—	—
Eaves Seal Beach	3.12%	Nov-2015	(9)	85,122	—	—	—	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	(9)	165,561	—	—	—	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015	(9)	71,496	—	—	—	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015	(9)	28,494	—	—	—	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	(9)	23,569	—	—	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	(9)	42,185	—	—	—	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	(9)	36,761	—	—	—	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	(9)	28,394	—	—	—	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017		27,176	27,176	—	—	27,176	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017		15,669	15,669	—	—	15,669	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017		27,411	27,411	—	—	27,411	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017		20,754	20,754	—	—	20,754	—	—	—
Eaves Los Feliz	3.36%	Nov-2017		43,258	43,258	—	—	43,258	—	—	—
Avalon Oak Creek	3.36%	Nov-2017		85,288	85,288	—	—	85,288	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017		76,471	76,471	—	—	76,471	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017		140,332	140,332	—	—	140,332	—	—	—
Avalon Pasadena	3.36%	Nov-2017		28,079	28,079	—	—	28,079	—	—	—
Eaves West Valley	3.36%	Nov-2017		83,087	83,087	—	—	83,087	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017		104,694	104,694	—	—	104,694	—	—	—
Avalon Russett	3.36%	Nov-2017		39,972	39,972	—	—	39,972	—	—	—
Avalon First & M	5.56%	May-2053	(10)	140,964	140,435	545	1,134	1,199	1,268	1,341	134,948
Avalon San Bruno II	3.85%	Apr-2021		30,968	30,742	228	475	506	534	564	28,435
Avalon Westbury	4.13%	Nov-2036	(4)	20,145	19,570	593	1,231	1,293	1,358	1,426	13,669
Archstone Lexington	3.32%	Mar-2016		16,525	16,391	135	16,256	—	—	—	—
Avalon San Bruno III	4.87%	Jun-2020		56,210	56,210	560	1,147	1,188	1,226	1,264	50,825
Avalon Andover	3.28%	Apr-2018		14,505	14,343	164	336	346	13,497	—	—
Avalon Natick	3.13%	Apr-2019		14,818	14,660	161	329	339	349	13,482	—
				5,009,187	4,970,287	111,349	280,876	957,739	40,414	559,486	3,020,423

Variable rate (5)
Avalon Walnut Creek	1.63%	Mar-2046	(4)	8,500	8,500	—	—	—	—	—	8,500
Avalon Calabasas	2.41%	Aug-2018	(6)	55,827	55,299	553	1,152	1,225	52,369	—	—
Avalon Natick	2.32%	Apr-2019	(6)	37,539	37,138	407	833	858	884	34,156	—
Term Loan	1.75%	Mar-2021		250,000	300,000	—	—	—	—	—	300,000
				351,866	400,937	960	1,985	2,083	53,253	34,156	308,500

Total indebtedness - excluding Credit Facility				$6,448,138	$6,433,889	$112,641	$283,554	$978,456	$94,572	$594,868	$4,369,798
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and do not include $7,169 and $6,735 of debt discount associated with the unsecured notes as of June 30, 2015 and December 31, 2014, respectively, and $60,410 and $84,449 of premium associated with secured notes as of June 30, 2015 and December 31, 2014, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	In June 2015, we elected to repay this borrowing at par in advance of its maturity date.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	Variable rates are given as of June 30, 2015.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

(8)	In conjunction with the disposition of Avalon on Stamford Harbor in January 2015, this community was substituted as collateral for the outstanding borrowing.

(9)	In April 2015, we elected to repay this borrowing at par in advance of its maturity date.

(10)	In July 2015, we elected to repay this borrowing in advance of its maturity date using available capacity on our Credit Facility, incurring a prepayment penalty of $11,228,000.

Future Financing and Capital Needs — Portfolio and Other Activity

As of June 30, 2015, we had 26 wholly-owned communities under construction and seven wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets that we develop, redevelop or acquire, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI until such time the proceeds have been redeployed into revenue generating assets. We believe that the temporary absence of future cash flows from communities sold will not have a material impact on our ability to fund future liquidity and capital resource needs.

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

Fund I had nine institutional investors, including us. One of our wholly-owned subsidiaries was the general partner of Fund I and had a 15.2% combined general partner and limited partner equity interest. Fund I was our principal vehicle for acquiring apartment communities from its formation in March 2005 through the close of its investment period in March 2008. Fund I disposed of the last of its communities in 2014, and was dissolved in April 2015.

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $68,494,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the six months ended June 30, 2015, Fund II sold Eaves Plainsboro, located in Plainsboro, NJ, containing 776 apartment homes. Eaves Plainsboro was sold for $117,000,000, and the Company's share of the gain for the disposition was $9,660,000.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $85,772,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

Archstone Multifamily Partners AC JV LP (the "AC JV") has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $68,917,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

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

Through subsidiaries, we are members in three limited liability company agreements with Equity Residential (collectively, the “Residual JV”). We jointly control the Residual JV with Equity Residential and we hold a 40.0% economic interest in the assets and liabilities of the Residual JV. During the three and six months ended June 30, 2015, we recognized equity in income of unconsolidated real estate entities of $9,549,000 and $11,464,000, respectively, associated with the settlement of outstanding legal claims against third parties and planned and executed disposition activity in the Residual JV.

As of June 30, 2015, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table.  Refer to Note 5, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$45,802	$26,064	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	102,742	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin - Tustin, CA		628	101,115	59,100	Fixed	3.81%	Oct 2017
4. Eaves Los Alisos - Lake Forest, CA		140	27,466	—	N/A	N/A	N/A
5. Eaves Carlsbad - Carlsbad, CA		450	81,188	46,141	Fixed	4.68%	Feb 2018
6. Eaves Rockville - Rockville, MD		210	51,644	29,968	Fixed	4.26%	Aug 2019
7. Captain Parker Arms - Lexington, MA		94	22,185	13,500	Fixed	3.90%	Sep 2019
8. Eaves Rancho San Diego - San Diego, CA		676	127,853	69,134	Fixed	3.45%	Nov 2018
9. Avalon Watchung - Watchung, NJ		334	66,462	40,822	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	3,564	626,457	347,929		4.12%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (4)		192	67,074	33,579	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,776	30,150	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA		205	77,132	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	57,185	30,789	Fixed	3.28%	Jun 2020
5. Archstone Boca Town Center - Boca Raton, FL (5)		252	46,279	27,539	Fixed/Variable	3.54%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	95,161	59,192	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower - Bethesda, MD		237	79,443	45,875	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay - New York, NY		209	134,506	68,313	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		131	50,098	29,876	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	663,654	325,313		3.91%

AC JV
1. Avalon North Point - Cambridge, MA (6)		426	186,670	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (6)		392	85,353	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,734	—	N/A	N/A	N/A
Total AC JV	20.0%	921	298,757	162,300		6.00%

Residual JV
1. SWIB (7)		710	90,513	58,669	Fixed	0.38%	Dec 2015
Total Residual JV	8.0%	710	90,513	58,669		0.38%

Other Operating Joint Ventures
1. MVP I, LLC (8)	25.0%	313	124,348	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	17,982	24,092	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	142,330	127,092		3.27%

Total Unconsolidated Investments		7,543	$1,821,711	$1,021,303		4.03%
_____________________________

(1)	Represents total capitalized cost as of June 30, 2015.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2015.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	The debt secured by this community is a variable rate note, of which $24,539 has been converted to an effective fixed rate borrowing with an interest rate swap.

(6)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(7)	Our ownership interest of 8.0% is determined by our 40.0% ownership interest in the Residual JV, which owns a 20.0% interest in SWIB.

(8)
In June 2015, MVP I, LLC obtained a $103,000,000 fixed rate loan, with a maturity date of July 2025, and used the proceeds and cash on hand to repay its existing $105,000,000, variable rate loan which was scheduled to mature in December 2015, at par.

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

•
As of June 30, 2015, subsidiaries of Fund II have nine loans secured by individual assets with aggregate amounts of $347,929,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from October 2017 to September 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we have provided to one of the limited partners a guarantee.  The guarantee provides that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) does not equal a minimum of the total capital contributions made by that partner, then we will pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner (maximum of approximately $8,910,000 as of June 30, 2015).  As of June 30, 2015, the expected realizable value of the real estate assets owned by Fund II is considered adequate to cover the guaranteed distribution amount to that partner under the expected Fund II liquidation scenario.  The estimated fair value of, and our obligation under this guarantee, both at inception and as of June 30, 2015, was not significant and therefore we have not recorded any obligation for this guarantee as of June 30, 2015.

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

•
As of June 30, 2015, subsidiaries of the U.S. Fund have nine loans secured by individual assets with aggregate amounts outstanding of $325,313,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
As of June 30, 2015, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC has a fixed rate loan secured by the underlying real estate assets of the community for $103,000,000 maturing in July 2025. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•
As of June 30, 2015, Brandywine Apartments of Maryland, LLC (“Brandywine”) has an outstanding $24,092,000 fixed rate mortgage loan that is payable by Brandywine. We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•
As of June 30, 2015, the assets of the Residual JV include: a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”); one land parcel, which was sold in August 2015; and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The liabilities of the Residual JV include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify us and Equity Residential.

As of June 30, 2015, SWIB has a credit facility secured by individual assets with aggregate amounts outstanding of $58,669,000 with a maturity date of December 2015. We have not guaranteed the debt of SWIB, nor do we have any obligation to fund this debt should SWIB be unable to do so.

There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of June 30, 2015, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2015, we had 26 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 8,117 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,788,800,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Baker Ranch Lake Forest, CA	430	$130.6	Q4 2013	Q4 2014	Q4 2015	Q2 2016
2.	Avalon Vista Vista, CA	221	58.3	Q4 2013	Q1 2015	Q3 2015	Q1 2016
3.	Avalon Roseland Roseland, NJ	136	46.2	Q1 2014	Q1 2015	Q3 2015	Q1 2016
4.	Avalon Falls Church Falls Church, VA	384	109.8	Q1 2014	Q1 2015	Q1 2016	Q3 2016
5.	Avalon Marlborough Marlborough, MA	350	76.6	Q1 2014	Q1 2015	Q2 2016	Q4 2016
6.	AVA Theater District Boston, MA	398	182.4	Q1 2013	Q2 2015	Q4 2015	Q2 2016
7.	Avalon Bloomfield Station Bloomfield, NJ	224	52.8	Q4 2013	Q2 2015	Q4 2015	Q2 2016
8.	Avalon Glendora Glendora, CA	280	82.5	Q4 2013	Q2 2015	Q1 2016	Q3 2016
9.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q3 2015	Q4 2016	Q2 2017
10.	Avalon Framingham Framingham, MA	180	43.9	Q3 2014	Q3 2015	Q2 2016	Q4 2016
11.	Avalon Green III Elmsford, NY	68	22.1	Q4 2014	Q3 2015	Q2 2016	Q4 2016
12.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
13.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q4 2015	Q1 2016	Q3 2016
14.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q4 2015	Q2 2016	Q4 2016
15.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q3 2016	Q2 2017	Q4 2017
16.	Avalon West Hollywood West Hollywood, CA	294	162.4	Q2 2014	Q3 2016	Q2 2017	Q4 2017
17	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q2 2016	Q2 2017	Q4 2017
18.	Avalon North Station Boston, MA	503	256.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
19.	Avalon Union Union, NJ	202	50.7	Q4 2014	Q1 2016	Q4 2016	Q1 2017
20.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
21.	Avalon Alderwood II Lynnwood, WA	124	26.1	Q1 2015	Q2 2016	Q3 2016	Q4 2016
22.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q2 2016	Q1 2017	Q3 2017
23.	Avalon Laurel Laurel, MD	344	72.4	Q2 2015	Q2 2016	Q1 2017	Q3 2017
24.	Avalon Quincy Quincy, MA	395	95.3	Q2 2015	Q3 2016	Q2 2017	Q4 2017
25.	Avalon Great Neck Great Neck, NY	191	78.9	Q2 2015	Q1 2017	Q2 2017	Q4 2017
26.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q2 2017	Q1 2018	Q3 2018
	Total	8,117	$2,788.8
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

(2)	Future initial occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

During the three months ended June 30, 2015, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Assembly Row/AVA Somerville (2) Somerville, MA	445	$129.0	382,117	$338
2.	Avalon Wharton Wharton, NJ	247	51.1	245,531	$208
3.	Avalon Hayes Valley San Francisco, CA	182	95.4	135,082	$706
	Total	874	$275.5
__________________________________

(1)	Total capitalized cost is as of June 30, 2015. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

(2)	Community subject to a ground lease.

The Company anticipates commencing the construction of eight apartment communities during the balance of 2015, which, if completed as expected, will contain 2,084 apartment homes and be constructed for a total capitalized cost of $722,100,000.

Redevelopment Communities

As of June 30, 2015, there were seven communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $122,900,000, excluding costs incurred prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2015. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Pacific Beach San Diego, CA	564	$23.6	Q1 2014	Q4 2015	Q2 2016
2.	Avalon Green Elmsford, NY	105	6.5	Q4 2014	Q3 2015	Q1 2016
3.	Avalon Santa Monica on Main Santa Monica, CA	133	10.0	Q4 2014	Q4 2015	Q2 2016
4.	Avalon Towers Long Beach, NY	109	10.2	Q4 2014	Q3 2015	Q1 2016
5.	Avalon Silicon Valley Sunnyvale, CA	710	29.9	Q4 2014	Q1 2017	Q3 2017
6.	Avalon at Arlington Square Arlington, VA	842	21.3	Q4 2014	Q2 2016	Q4 2016
7.	Avalon Bear Hill Waltham, MA	324	21.4	Q2 2015	Q3 2016	Q1 2017
	Total	2,787	$122.9
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At June 30, 2015, we had $487,205,000 in acquisition and related capitalized costs for 13 land parcels we own, and $28,103,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 21 Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 34 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2015 includes $432,647,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,080 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the six months ended June 30, 2015, we incurred a charge of approximately $921,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of these Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	4	856	$237
Metro NY/NJ	16	4,459	1,710
Mid-Atlantic	5	1,520	386
Pacific Northwest	4	1,278	401
Northern California	3	941	468
Southern California	2	1,026	466
Total	34	10,080	$3,668
____________________________________

(1)
Projected total capitalized cost includes all capitalized costs incurred to date and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.

Land Acquisitions

We acquired one land parcel for development during the three months ended June 30, 2015, and acquired one additional land parcel for development in July 2015, for an aggregate investment of $114,000,000. We anticipate starting construction of apartment communities on these land parcels during the next fifteen months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $18,922,000, which we do not currently plan to develop. These parcels consist primarily of ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for the land parcels we own is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In January 2015, Congress reauthorized the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which is designed to make terrorism insurance available through a federal back-stop program, for six years. We have also purchased insurance for property damage due to terrorism up to $400,000,000 including insurance for certain terrorist acts, not covered under TRIPRA, such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides terrorism coverage through TRIPRA (subject to deductibles and insured limits) for liability to third parties that results from terrorist acts at our communities.

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

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
our expectations and assumptions as of the date of this filing regarding insurance coverage, potential uninsured loss amounts, and the outcome of any current or future civil or governmental lawsuits, investigations and/or legal proceedings resulting from the Edgewater fire, as well as the ultimate cost and timing of replacing the Edgewater building and achieving stabilized occupancy in the event the Company chooses to rebuild this community, are subject to change and could materially affect our current expectations regarding the impact of the fire on our business, financial condition and results of operations;

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As discussed in this Form 10-Q in Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Legal and Other Contingencies," and Note 5, "Investments in Real Estate Entities - Casualty Gains and Losses," to the accompanying Condensed Consolidated Financial Statements, in January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ. The Company is aware that third parties incurred significant property damage and other losses, such as relocation costs, as a result of the fire. Through the date of this Form 10-Q, residents and others have filed approximately 149 claims with the Company’s insurers, of which approximately 58 claims have been settled or negotiated for settlement. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim.

To date, four putative class action lawsuits have been filed on behalf of Avalon at Edgewater residents and others who may have been harmed by the fire. None of these lawsuits have been certified as class actions as of this date; the Court has consolidated three of these actions in the United States District Court for the District of New Jersey and there is a pending motion to consolidate the fourth case. In addition, 15 lawsuits representing over 120 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. The Company believes that it has meritorious defenses to the extent of damages claimed.

The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company is undertaking a full review of its maintenance policies related to safety matters, including training, reporting structure and qualifications to perform certain types of work.

Following the fire, the Company received a civil citation for “failure to notify Fire Department of an active fire” from Bergen County, New Jersey. The Company has decided not to appeal this citation. The Company has also received two citations that were deemed serious by OSHA; the Company has informed OSHA that it plans to appeal these citations. It is possible that additional governmental investigations are or may be ongoing, which could include a review of the state of compliance of the construction and operation of Avalon at Edgewater with building codes and other legal requirements and the materiality of any defenses related thereto. The Company is unable to evaluate the nature and potential materiality of any such investigations or actions at this time.

Having incurred applicable deductibles and a self-insured amount equal to 12% of the first $50,000,000 of property damage, the Company currently believes that all of its remaining liability to third parties and all of the Company's additional cost for replacement cost coverage for property damage resulting from the fire will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2015	1,749	$174.55	—	200,000
May 1 - May 31, 2015	552	$167.84	—	200,000
June 1 - June 30, 2015	916	$163.25	—	200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 6, 2015	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 6, 2015	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)