Form 10-Q
period 2015-09-30
AVALONBAY COMMUNITIES INC
filed 2015-11-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

136,877,195 shares of common stock, par value $0.01 per share, were outstanding as of October 30, 2015.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2015	12/31/2014
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,584,531	$3,432,769
Buildings and improvements	12,873,941	12,258,009
Furniture, fixtures and equipment	448,476	402,940
	16,906,948	16,093,718
Less accumulated depreciation	(3,212,258)	(2,874,578)
Net operating real estate	13,694,690	13,219,140
Construction in progress, including land	1,542,201	1,417,246
Land held for development	553,729	180,516
Operating real estate assets held for sale, net	—	118,838
Total real estate, net	15,790,620	14,935,740

Cash and cash equivalents	318,557	509,460
Cash in escrow	101,888	95,625
Resident security deposits	30,875	29,617
Investments in unconsolidated real estate entities	268,647	298,315
Deferred financing costs, net	37,727	39,728
Deferred development costs	32,321	67,029
Prepaid expenses and other assets	201,344	201,209
Total assets	$16,781,979	$16,176,723

LIABILITIES AND EQUITY
Unsecured notes, net	$3,568,098	$2,993,265
Variable rate unsecured credit facility	—	—
Mortgage notes payable	2,738,629	3,532,587
Dividends payable	171,098	153,207
Payables for construction	103,042	101,946
Accrued expenses and other liabilities	271,195	244,549
Accrued interest payable	35,904	41,318
Resident security deposits	54,048	49,189
Liabilities related to real estate assets held for sale	—	1,492
Total liabilities	6,942,014	7,117,553

Redeemable noncontrolling interests	10,512	12,765

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2015 and December 31, 2014; zero shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2015 and December 31, 2014; 136,876,753 and 132,050,382 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,369	1,320
Additional paid-in capital	10,048,752	9,354,685
Accumulated earnings less dividends	(182,487)	(267,085)
Accumulated other comprehensive loss	(38,181)	(42,515)
Total equity	9,829,453	9,046,405
Total liabilities and equity	$16,781,979	$16,176,723

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Revenue:
Rental and other income	$473,199	$428,022	$1,367,473	$1,236,154
Management, development and other fees	2,161	2,503	7,714	8,253
Total revenue	475,360	430,525	1,375,187	1,244,407

Expenses:
Operating expenses, excluding property taxes	115,655	105,212	340,501	304,812
Property taxes	50,416	44,996	143,505	131,920
Interest expense, net	43,234	46,376	133,398	132,631
(Gain) loss on extinguishment of debt, net	(18,987)	—	(26,736)	412
Depreciation expense	120,184	111,836	355,664	328,598
General and administrative expense	10,503	11,290	32,614	30,745
Expensed acquisition, development and other pursuit costs, net of recoveries	3,391	406	5,251	3,139
Casualty and impairment loss (gain), net	658	—	(10,668)	—
Total expenses	325,054	320,116	973,529	932,257

Equity in income of unconsolidated real estate entities	20,554	130,592	68,925	143,527
Gain on sale of real estate	—	—	9,647	—
Gain on sale of communities	35,216	—	106,151	60,945

Income from continuing operations	206,076	241,001	586,381	516,622

Discontinued operations:
Income from discontinued operations	—	—	—	310
Gain on sale of discontinued operations	—	—	—	37,869
Total discontinued operations	—	—	—	38,179

Net income	206,076	241,001	586,381	554,801
Net loss (income) attributable to noncontrolling interests	66	99	229	(13,872)

Net income attributable to common stockholders	$206,142	$241,100	$586,610	$540,929

Other comprehensive income:
Cash flow hedge losses reclassified to earnings	1,342	1,546	4,334	4,557
Comprehensive income	$207,484	$242,646	$590,944	$545,486

Earnings per common share - basic:
Income from continuing operations attributable to common stockholders	$1.54	$1.83	$4.42	$3.86
Discontinued operations attributable to common stockholders	—	—	—	0.29
Net income attributable to common stockholders	$1.54	$1.83	$4.42	$4.15

Earnings per common share - diluted:
Income from continuing operations attributable to common stockholders	$1.53	$1.83	$4.39	$3.85
Discontinued operations attributable to common stockholders	—	—	—	0.29
Net income attributable to common stockholders	$1.53	$1.83	$4.39	$4.14

Dividends per common share	$1.25	$1.16	$3.75	$3.48

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2015	9/30/2014
Cash flows from operating activities:
Net income	$586,381	$554,801
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	355,664	328,598
Amortization of deferred financing costs	5,117	4,763
Amortization of debt premium	(19,571)	(26,271)
(Gain) loss on extinguishment of debt, net	(26,736)	412
Amortization of stock-based compensation	11,980	10,354
Equity in loss (income) of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	13,502	2,911
Casualty and impairment gain, net	(17,303)	—
Abandonment of development pursuits	—	1,455
Cash flow hedge losses reclassified to earnings	4,334	4,557
Gain on sale of real estate assets	(146,745)	(229,200)
(Increase) decrease in cash in operating escrows	(8,409)	771
Decrease (increase) in resident security deposits, prepaid expenses and other assets	2,986	(12,808)
Increase in accrued expenses, other liabilities and accrued interest payable	33,072	1,086
Net cash provided by operating activities	794,272	641,429

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,265,829)	(861,466)
Capital expenditures - existing real estate assets	(40,358)	(33,324)
Capital expenditures - non-real estate assets	(4,887)	(5,776)
Proceeds from sale of real estate, net of selling costs	232,415	186,651
Insurance recoveries for property damage claims	44,142	—
Mortgage note receivable payment	—	21,748
Increase in payables for construction	1,010	3,463
Distributions from unconsolidated real estate entities	47,873	197,463
Investments in unconsolidated real estate entities	(881)	(5,254)
Net cash used in investing activities	(986,515)	(496,495)

Cash flows from financing activities:
Issuance of common stock	674,631	340,091
Dividends paid	(484,251)	(440,632)
Issuance of mortgage notes payable	—	53,000
Repayments of mortgage notes payable, including prepayment penalties	(743,653)	(28,718)
Issuance of unsecured notes	574,066	250,000
Repayment of unsecured notes	—	(150,000)
Payment of deferred financing costs	(4,741)	(3,414)
Distributions to DownREIT partnership unitholders	(28)	(26)
Distributions to joint venture and profit-sharing partners	(274)	(262)
Redemption of preferred interest obligation	(14,410)	(6,300)
Net cash provided by financing activities	1,340	13,739

Net (decrease) increase in cash and cash equivalents	(190,903)	158,673

Cash and cash equivalents, beginning of period	509,460	281,355
Cash and cash equivalents, end of period	$318,557	$440,028
Cash paid during the period for interest, net of amount capitalized	$149,097	$154,653

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2015:

•
As described in Note 4, “Equity,” 157,779 shares of common stock were issued as part of the Company's stock based compensation plans, of which 95,826 shares related to the conversion of restricted stock units to restricted shares, and the remaining 61,953 shares valued at $10,721,000 were issued in connection with new stock grants; 46,589 shares valued at $3,552,000 were issued in conjunction with the conversion of deferred stock awards; 1,608 shares valued at $275,000 were issued through the Company’s dividend reinvestment plan; 39,800 shares valued at $5,921,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,293 restricted stock units with a value of $502,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $171,098,000.

•
The Company recorded a decrease of $1,722,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, “Fair Value.”

•	The Company reclassified $4,334,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a charge of $21,844,000 to write off the net book value of the fixed assets destroyed by the Edgewater fire.

During the nine months ended September 30, 2014:

•
The Company issued 113,822 shares of common stock as part of the Company's stock based compensation plan, of which 16,209 shares related to the conversion of restricted units to restricted shares, and the remaining 97,613 shares valued at $12,605,000 were issued in connection with new stock grants; 1,868 shares valued at $250,000 were issued through the Company’s dividend reinvestment plan; 53,983 shares valued at $4,701,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 200 restricted shares as well as restricted stock units with an aggregate value of $1,826,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $153,125,000.

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

At September 30, 2015, the Company owned or held a direct or indirect ownership interest in 255 operating apartment communities containing 74,202 apartment homes in 11 states and the District of Columbia, of which eight communities containing 2,675 apartment homes were under reconstruction. In addition, the Company has 27 communities under construction that are expected to contain an aggregate of 8,649 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 33 communities that, if developed as expected, will contain an estimated 9,752 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2014 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Basic and diluted shares outstanding
Weighted average common shares - basic	133,669,584	131,330,078	132,516,847	130,165,873
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	1,032,376	568,417	1,139,423	554,627
Weighted average common shares - diluted	134,709,460	131,905,995	133,663,770	130,728,000

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$206,142	$241,100	$586,610	$540,929
Net income allocated to unvested restricted shares	(467)	(366)	(1,444)	(858)
Net income attributable to common stockholders, adjusted	$205,675	$240,734	$585,166	$540,071

Weighted average common shares - basic	133,669,584	131,330,078	132,516,847	130,165,873

Earnings per common share - basic	$1.54	$1.83	$4.42	$4.15

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$206,142	$241,100	$586,610	$540,929
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	9	9	28	26
Adjusted net income available to common stockholders	$206,151	$241,109	$586,638	$540,955

Weighted average common shares - diluted	134,709,460	131,905,995	133,663,770	130,728,000

Earnings per common share - diluted	$1.53	$1.83	$4.39	$4.14

All options to purchase shares of common stock outstanding as of September 30, 2015 are included in the computation of diluted earnings per share. Certain options to purchase shares of common stock in the amount of 1,499 were outstanding at September 30, 2014, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the quarter.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at September 30, 2015 was 1.0% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the three and nine months ended September 30, 2015 or 2014.

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

Legal and Other Contingencies

In January 2015, a fire occurred at the Company’s Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. The Company is still assessing its losses resulting from the fire, including liability to third parties who incurred damages as a result of the fire. The Company is also evaluating whether to rebuild and replace the building that was destroyed and does not believe that the outcome of this decision will have a material impact on the Company’s financial condition or results of operations.

The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company’s insurers are negotiating and settling claims submitted to the insurers by third parties who incurred property damage and are claiming other losses. Four putative class action lawsuits have been filed against the Company on behalf of Edgewater residents and others who may have been harmed by the fire; these actions have been consolidated by the court into one civil putative class action. In addition, 17 lawsuits representing approximately 133 individual plaintiffs have been filed against the Company. The Company believes that it has meritorious defenses to the extent of damages claimed. Additional lawsuits arising from the fire may be filed.

Following the fire, the Company received a civil citation for “failure to notify Fire Department of an active fire” from Bergen County, New Jersey. The Company has decided not to appeal this citation. The Company has also received two citations that were alleged to be serious by the Occupational Safety and Health Administration ("OSHA"); the Company has appealed these citations. It is possible that additional governmental investigations are or may be ongoing. The Company is unable to evaluate the nature and potential materiality of any such investigations or actions.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a revenue recognition standard that will result in companies recognizing revenue from contracts when control for the service or product that is the subject of the contract is transferred from the seller to the buyer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard one year. The guidance is effective in the first quarter of 2018, and the Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance will only impact financial statement presentation. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The guidance codified the SEC staff's view on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The guidance is effective in the first quarter of 2016 and allows for early adoption. The Company does not expect the adoption of this standard to materially impact its consolidated financial statements.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $20,356,000 and $15,989,000 for the three months ended September 30, 2015 and 2014, respectively, and $59,186,000 and $54,294,000 for the nine months ended September 30, 2015 and 2014, respectively.

3.  Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of September 30, 2015 and December 31, 2014, are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2015 and December 31, 2014, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	9/30/2015	12/31/2014

Fixed rate unsecured notes (1)	$3,275,000	$2,750,000
Term Loan	300,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,668,496	2,400,677
Variable rate mortgage notes payable - conventional and tax-exempt (2)	1,045,486	1,047,461
Total mortgage notes payable and unsecured notes	6,288,982	6,448,138
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,288,982	$6,448,138
_____________________________________

(1)
Balances at September 30, 2015 and December 31, 2014 exclude $6,902 and $6,735 of debt discount, respectively, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)
Balances at September 30, 2015 and December 31, 2014 exclude $24,647 and $84,449 of debt premium, respectively, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2015:

•
In January 2015, in conjunction with the disposition of Avalon on Stamford Harbor, the Company substituted AVA Belltown as collateral for the disposed community's outstanding fixed rate secured mortgage loan.

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

•
In June 2015, the Company repaid a $15,778,000 fixed rate secured mortgage note with an effective interest rate of 7.50% in advance of its February 2041 maturity date, recognizing a charge of $455,000 for a prepayment penalty and write-off of deferred financing costs.

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

•
In July 2015, the Company repaid a $140,346,000 fixed rate secured mortgage note with an effective interest rate of 5.56% in advance of its May 2053 maturity date, resulting in a recognized gain of $18,987,000, consisting of the write-off of unamortized premium net of deferred financing costs of $30,215,000, partially offset by a prepayment penalty of $11,228,000.

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. The Company has the option to extend the maturity by up to one year under two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the LIBOR rating levels achieved on the unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.95% (1.14% at September 30, 2015), assuming a one month borrowing rate. The annual facility fee is approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company’s current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $43,580,000 and $49,407,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2015 and December 31, 2014, respectively.

In the aggregate, secured notes payable mature at various dates from December 2015 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,363,527,000, excluding communities classified as held for sale, as of September 30, 2015).

As of September 30, 2015, the Company has guaranteed approximately $234,500,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.7% and 4.5% at September 30, 2015 and December 31, 2014, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.7% and 1.8% at September 30, 2015 and December 31, 2014, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at September 30, 2015 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2015	$4,295	$103,743	$—	—%

2016	16,164	16,256	250,000	5.750%

2017	17,166	709,991	250,000	5.700%

2018	16,364	76,673	—	—%

2019	5,099	588,428	—	—%

2020	4,057	50,825	250,000	6.100%

			400,000	3.625%

2021	4,017	27,844	250,000	3.950%

			300,000	LIBOR + 1.450%

2022	4,295	—	450,000	2.950%

2023	4,578	—	350,000	4.200%

			250,000	2.850%

2024	4,888	—	300,000	3.500%

Thereafter	—	1,059,299	525,000	3.450%

	$80,923	$2,633,059	$3,575,000

The Company was in compliance at September 30, 2015 with customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2015 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2014	$1,320	$9,354,685	$(267,085)	$(42,515)	$9,046,405
Net income attributable to common stockholders	—	—	586,610	—	586,610
Cash flow hedge loss reclassified to earnings	—	—	—	4,334	4,334
Change in redemption value of redeemable noncontrolling interest	—	—	1,722	—	1,722
Dividends declared to common stockholders	—	—	(502,417)	—	(502,417)
Issuance of common stock, net of withholdings	49	673,302	(1,317)	—	672,034
Amortization of deferred compensation	—	20,765	—	—	20,765
Balance at September 30, 2015	$1,369	$10,048,752	$(182,487)	$(38,181)	$9,829,453

As of September 30, 2015 and December 31, 2014, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2015, the Company:

i.	issued 155,173 shares of common stock in connection with stock options exercised;

ii.	issued 1,608 common shares through the Company’s dividend reinvestment plan;

iii.	issued 157,779 common shares in connection with stock grants and the conversion of restricted stock units to restricted shares;

iv.	issued 46,589 common shares in conjunction with the conversion of deferred stock awards;

v.	withheld 39,800 common shares to satisfy employees’ tax withholding and other liabilities;

vi.	issued 5,022 common shares through the Employee Stock Purchase Program; and

vii.	issued 4,500,000 shares of common stock in settlement of the Forward.

Any deferred compensation related to the Company’s stock option, restricted stock and restricted stock unit grants during the nine months ended September 30, 2015 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2015, and will not be reflected until earned as compensation cost.

In August 2012, the Company commenced a third continuous equity program (“CEP III”), under which the Company was authorized by its Board of Directors to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period, which expired on August 3, 2015. Actual sales depended on a variety of factors determined by the Company, including market conditions, the trading price of the Company’s common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP III, the Company engaged sales agents who received compensation of approximately 1.5% of the gross sales price for shares sold. During the nine months ended September 30, 2015, the Company had no sales under CEP III.

On September 9, 2014, based on a market closing price of $155.83 per share on that date, the Company entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved by the Company were determined on the dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. During the three months ended September 30, 2015, the Company issued 3,890,725 shares of common stock at a sales price of $146.35 per share, for net proceeds of $569,423,000, for final settlement of the Forward. In the aggregate, the Company issued 4,500,000 shares for net proceeds of $659,423,000 for settlement of the Forward during the nine months ended September 30, 2015.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of September 30, 2015, the Company had investments in five unconsolidated real estate entities, excluding an interest in the Residual JV (as defined in this Form 10-Q), with ownership interest percentages ranging from 20.0% to 31.3%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the nine months ended September 30, 2015, AvalonBay Value Added Fund II, L.P. ("Fund II") sold four communities:

•	Eaves Plainsboro, located in Plainsboro, NJ, containing 776 apartment homes was sold for $117,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $9,660,000.

•	Eaves Los Alisos, located in Lake Forest, CA, containing 140 apartment homes was sold for $39,500,000. The Company's share of the gain in accordance with GAAP for the disposition was $4,551,000.

•	Captain Parker Arms, located in Lexington, MA, containing 94 apartment homes was sold for $31,600,000. The Company's share of the gain in accordance with GAAP for the disposition was $3,385,000.

•	Eaves Carlsbad, located in Carlsbad, CA, containing 450 apartment homes was sold for $112,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $12,130,000.

In conjunction with the disposition of these communities during the nine months ended September 30, 2015, Fund II repaid $69,036,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for a prepayment penalty and write-off of deferred financing costs, of which the Company's portion was $1,400,000, which was reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2015, the Company received $20,680,000 from the joint venture partner associated with MVP I, LLC, the entity that owns Avalon at Mission Bay North II, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest for future return calculations and associated distributions. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture. In addition, MVP I, LLC obtained a $103,000,000, 3.24% fixed rate loan, with a maturity date of July 2025, and used the proceeds and cash on hand to repay its existing $105,000,000, variable rate loan which was scheduled to mature in December 2015, at par.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	9/30/2015	12/31/2014
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,390,002	$1,617,627
Other assets	180,919	72,290
Total assets	$1,570,921	$1,689,917

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$902,242	$980,128
Other liabilities	23,891	24,884
Partners’ capital	644,788	684,905
Total liabilities and partners’ capital	$1,570,921	$1,689,917

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
	(unaudited)		(unaudited)
Rental and other income	$43,868	$49,388	$132,518	$154,034
Operating and other expenses	(17,910)	(19,989)	(52,622)	(61,680)
Gain on sale of communities	66,410	327,539	98,899	333,221
Interest expense, net	(14,883)	(22,922)	(35,694)	(50,335)
Depreciation expense	(11,213)	(11,934)	(35,058)	(40,214)
Net income	$66,272	$322,082	$108,043	$335,026

In conjunction with the formation of Fund II, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $2,591,000 at September 30, 2015 and $3,880,000 at December 31, 2014 of the respective investment balances.

As part of the formation of Fund II, the Company provided to one of the limited partners a guarantee. The guarantee provided that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) did not equal a minimum of the total capital contributions made by that partner, then the Company would pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. During the three months ended September 30, 2015, the limited partner transferred its investment interest to an unrelated third party. The guarantee was not transferred with the investment interest, so the Company has no further obligation under the guarantee.

In addition, through subsidiaries, the Company and Equity Residential are members in three limited liability company agreements (collectively, the “Residual JV”). The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the assets and liabilities of the Residual JV. During the nine months ended September 30, 2015, the Company recognized equity in income of unconsolidated real estate entities of $11,630,000, associated with the settlement of outstanding legal claims against third parties and disposition activity in the Residual JV.

Investment in Consolidated Real Estate Entities

In conjunction with the development of Avalon Sheepshead Bay, the Company entered into a joint venture agreement to construct a mixed use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company will own a 70.0% interest in the venture and have all of the rights and obligations associated with the rental apartments, and the venture partner will own the remaining 30.0% interest and have all of the rights and obligations associated with the for-sale condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of September 30, 2015, the Company has a receivable from the venture partner in the amount of $7,340,000, reported as a component of prepaid expenses and other assets on the Condensed Consolidated Balance Sheets. The loan provided to the venture partner will be repaid with the proceeds received from the sale of the residential condominium units. The venture is considered a variable interest entity, and the Company consolidates its interest in the rental apartments and common areas, and accounts for the for-sale component of the venture as an unconsolidated investment.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $3,391,000 and $406,000 for the three months ended September 30, 2015 and 2014, respectively, and $5,251,000 and $3,139,000 for the nine months ended September 30, 2015 and 2014, respectively. These costs are included in expensed acquisition, development, and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. These costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not record any impairment losses for the three and nine months ended September 30, 2015 and 2014, other than related to the impairment on land held for investment and casualty gains and losses from property damage discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company did not recognize any impairment charges on its investment in land during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company recognized an impairment charge of $800,000 relating to a parcel of land that was sold during the nine months ended September 30, 2015, to reduce the Company's basis to the contracted sales price less expected costs to sell. This charge is included in casualty and impairment loss (gain), net on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company did not recognize any impairment charges on its investment in land for the three and nine months ended September 30, 2014.

The Company also evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. Excluding amounts associated with the Residual JV, there was no impairment loss recognized by any of the Company’s investments in unconsolidated entities during the three and nine months ended September 30, 2015 and 2014.

Casualty Gains and Losses

The Company recorded a casualty charge for additional demolition and incident costs related to Edgewater of $658,000 for the three months ended September 30, 2015, and a net casualty gain of $15,663,000 for the nine months ended September 30, 2015, which are included in casualty and impairment loss (gain), net on the accompanying Condensed Consolidated Statements of Comprehensive Income. During the nine months ended September 30, 2015, the Company received $44,142,000 in insurance proceeds, which were partially offset by casualty charges of $21,844,000 to write off the net book value of the building destroyed by the fire at Edgewater, and $6,635,000 to record demolition and additional incident expenses. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater fire.

During the nine months ended September 30, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms experienced during this time. The Company has recorded an impairment due to a casualty loss of $4,195,000 to recognize the damages from the storms, included in casualty and impairment loss (gain), net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

During the nine months ended September 30, 2015, the Company sold two wholly-owned operating communities, two land parcels and air rights.

•
Avalon on Stamford Harbor, located in Stamford, CT, containing 323 homes and a marina with 74 boat slips, was sold for $115,500,000. The Company’s gain on the disposition was $70,936,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
Avalon Lyndhurst, located in Lyndhurst, NJ, containing 328 homes, was sold for $99,000,000. The Company's gain on the disposition was $35,216,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

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

The results of operations for Avalon on Stamford Harbor and Avalon Lyndhurst are included in income from continuing operations on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The operations for any real estate assets sold from January 1, 2014 through September 30, 2015 and which were classified as held for sale and discontinued operations as of and for the period ended December 31, 2013, have been presented as income from discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
	(unaudited)		(unaudited)
Rental income	$—	$—	$—	$579
Operating and other expenses	—	—	—	(269)
Depreciation expense	—	—	—	—
Income from discontinued operations	$—	$—	$—	$310

At September 30, 2015, the Company had no real estate assets that qualified as held for sale.

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

The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty and impairment loss (gain), net, gain on sale of real estate assets, gain on sale of discontinued operations, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations. Although the Company considers NOI a useful measure of a community’s or communities’ operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.  NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Net income	$206,076	$241,001	$586,381	$554,801
Indirect operating expenses, net of corporate income	13,427	13,173	43,642	36,333
Investments and investment management expense	1,167	1,079	3,274	3,195
Expensed acquisition, development and other pursuit costs, net of recoveries	3,391	406	5,251	3,139
Interest expense, net (1)	43,234	46,376	133,398	132,631
(Gain) loss on extinguishment of debt, net	(18,987)	—	(26,736)	412
General and administrative expense	10,503	11,290	32,614	30,745
Equity in income of unconsolidated real estate entities	(20,554)	(130,592)	(68,925)	(143,527)
Depreciation expense (1)	120,184	111,836	355,664	328,598
Casualty and impairment loss (gain), net	658	—	(10,668)	—
Gain on sale of real estate assets	(35,216)	—	(115,798)	(60,945)
Gain on sale of discontinued operations	—	—	—	(37,869)
Income from discontinued operations	—	—	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(843)	(4,144)	(3,634)	(16,666)
Net operating income	$323,040	$290,425	$934,463	$830,537
__________________________________

(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$1,353	$6,904	$6,162	$27,499
Operating expenses from real estate assets sold or held for sale, not classified as discontinued operations	(510)	(2,760)	(2,528)	(10,833)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$843	$4,144	$3,634	$16,666

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at the beginning of the given calendar year, or April 1, 2014, when the Company updated its operating segments, primarily to include communities acquired as part of the Archstone Acquisition in its Established Community portfolio. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three and nine months ended September 30, 2015 and 2014 has been adjusted for the real estate assets that were sold from January 1, 2014 through September 30, 2015, or otherwise qualify as held for sale and/or discontinued operations as of September 30, 2015, as described in Note 6, “Real Estate Disposition Activities.”

	For the three months ended			For the nine months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)

For the period ended September 30, 2015

Established
New England	$50,377	$32,202	3.1%	$147,138	$91,026	0.6%	$1,487,944
Metro NY/NJ	98,585	68,973	3.7%	289,288	201,962	3.2%	3,196,771
Mid-Atlantic	52,839	36,157	0.3%	156,806	108,125	(0.4)%	2,172,951
Pacific Northwest	19,493	13,502	5.1%	57,029	40,532	7.3%	720,223
Northern California	69,850	53,095	9.5%	202,508	155,464	10.8%	2,412,264
Southern California	65,019	43,714	7.9%	190,513	130,278	9.1%	2,505,625
Total Established	356,163	247,643	5.1%	1,043,282	727,387	5.1%	12,495,778

Other Stabilized	56,571	36,930	N/A	165,335	108,283	N/A	2,106,947
Development / Redevelopment	59,112	38,467	N/A	152,694	98,793	N/A	3,795,868
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	553,729
Non-allocated (2)	2,161	N/A	N/A	7,714	N/A	N/A	50,556

Total	$474,007	$323,040	11.2%	$1,369,025	$934,463	12.5%	$19,002,878

For the period ended September 30, 2014 (3)

Established
New England	$46,788	$30,258	4.6%	$133,732	$85,123	0.9%	$1,363,271
Metro NY/NJ	93,905	65,839	3.8%	231,259	161,879	2.4%	2,297,417
Mid-Atlantic	47,122	32,284	(2.2)%	73,964	51,947	(3.3)%	645,872
Pacific Northwest	16,744	11,668	9.4%	40,437	28,104	6.3%	499,611
Northern California	64,120	48,805	12.2%	129,560	99,030	7.8%	1,401,286
Southern California	63,126	41,655	6.8%	103,919	71,054	4.5%	1,224,729
Total Established	331,805	230,509	5.5%	712,871	497,137	3.0%	7,432,186

Other Stabilized	45,003	31,926	N/A	370,569	255,350	N/A	6,003,229
Development / Redevelopment	44,310	27,990	N/A	125,215	78,050	N/A	3,639,770
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	176,484
Non-allocated (2)	2,503	N/A	N/A	8,253	N/A	N/A	34,018

Total	$423,621	$290,425	13.6%	$1,216,908	$830,537	16.5%	$17,285,687
__________________________________

(1)	Does not include gross real estate assets held for sale of $245,060 as of September 30, 2014.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

8.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) is as follows (dollars in thousands, other than per share amounts):

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share

Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Exercised	(54,719)	121.70	(100,454)	90.82
Forfeited	—	—	—	—
Options Outstanding, September 30, 2015	285,343	$122.85	171,948	$113.23
Options Exercisable, September 30, 2015	224,246	$121.19	171,948	$113.23

The Company granted 82,812 restricted stock units with an estimated aggregate compensation cost of $12,340,000, as part of its stock-based compensation plan, during the nine months ended September 30, 2015. The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 53,164 restricted stock units and financial metrics related to operating performance and leverage metrics of the Company for 29,648 restricted stock units. For the portion of the grant for which the award is determined by the total shareholder return of the Company’s common stock, the Company used a Monte Carlo model to assess the compensation cost associated with the restricted stock units.  The estimated compensation cost was derived using the following assumptions: baseline share value of $166.23; dividend yield of approximately 3.0%; estimated volatility figures ranging from 14.7% to 17.4% over the life of the plan for the Company using 50% historical volatility and 50% implied volatility; and risk free rates over the life of the plan ranging from 0.07% to 1.09%, resulting in an average estimated fair value per restricted stock unit of $139.18. For the portion of the grant for which the award is determined by financial metrics, the estimated compensation cost was based on the baseline share value of $166.23 and the Company's estimate of corporate achievement for the financial metrics.

During the nine months ended September 30, 2015, the Company also issued 157,779 shares of restricted stock, of which 95,826 shares related to the conversion of restricted stock units to restricted shares, and the remaining 61,953 shares were new grants with a fair value of $10,721,000, based on the share price at the grant date.

At September 30, 2015, the Company had 247,888 outstanding unvested restricted shares granted under the Company's restricted stock awards. Restricted stock vesting during the nine months ended September 30, 2015 totaled 98,602 shares, of which 7,907 shares related to the conversion of restricted stock units and 90,695 shares related to restricted stock awards, which had fair values at the grant date ranging from $115.83 to $149.05 per share. The total grant date fair value of shares vested under restricted stock awards was $11,497,000 and $11,143,000 for the nine months ended September 30, 2015 and 2014, respectively.

Total employee stock-based compensation cost recognized in income was $11,255,000 and $9,897,000 for the nine months ended September 30, 2015 and 2014, respectively, and total capitalized stock-based compensation cost was $7,738,000 and $4,635,000 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was a total unrecognized compensation cost of $326,000 for unvested stock options and $25,191,000 for unvested restricted stock and restricted stock units, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and restricted stock units is expected to be recognized over a weighted average period of 0.4 years and 3.7 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue.  From these entities, the Company earned fees of $2,161,000 and $2,503,000 during the three months ended September 30, 2015 and 2014, respectively and $7,714,000 and $8,253,000 during the nine months ended September 30, 2015 and 2014, respectively.  These fees are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,270,000 and $6,868,000 as of September 30, 2015 and December 31, 2014, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $293,000 and $250,000 in the three months ended September 30, 2015 and 2014, respectively, and $842,000 and $750,000 in the nine months ended September 30, 2015 and 2014, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $780,000 and $452,000 on September 30, 2015 and December 31, 2014, respectively. During the nine months ended September 30, 2015, the Company issued 46,589 shares in conjunction with the conversion of deferred stock awards.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for the three and nine months ended September 30, 2015, or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated derivative positions at September 30, 2015 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$726,662	$36,935
Weighted average interest rate (1)	1.8%	2.3%
Weighted average capped interest rate	5.8%	5.9%
Earliest maturity date	Feb 2016	Apr 2019
Latest maturity date	Jun 2020	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had one derivative designated as a cash flow hedge and 15 derivatives not designated as hedges at September 30, 2015. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2015 and 2014 were not material. The Company reclassified $1,342,000 and $4,334,000 of deferred losses from accumulated other comprehensive income as a component of interest expense, net, for the three and nine months ended September 30, 2015, respectively. The Company reclassified $1,546,000 and $4,557,000 of deferred losses from accumulated other comprehensive income as a component of interest expense, net, for the three and nine months ended September 30, 2014, respectively. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period.

The Company entered into additional derivative positions for hedging purposes in October 2015. See Note 11, "Subsequent Events," for further discussion.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	Total Fair Value	Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2015	(Level 1)	(Level 2)	(Level 3)

Non-Designated Hedges
Interest Rate Caps	$15	$—	$15	$—
Cash Flow Hedges
Interest Rate Caps	8	—	8	—
Puts	(8,765)	—	—	(8,765)
DownREIT units	(1,311)	(1,311)	—	—
Indebtedness
Unsecured notes	(3,375,267)	(3,375,267)	—	—
Mortgage notes payable and unsecured term loan	(2,891,388)	—	(2,891,388)	—
Total	$(6,276,708)	$(3,376,578)	$(2,891,365)	$(8,765)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2015:

The Company entered into $400,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company’s expected debt issuance activity in 2016 and 2017. At maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

Third Quarter 2015 Highlights

We experienced favorable operating performance in the third quarter of 2015:

•
Net income attributable to common stockholders for the three months ended September 30, 2015 was $206,142,000, a decrease of $34,958,000, or 14.5%, as compared to the prior year period. The decrease is primarily attributable to a decrease in equity in income of unconsolidated real estate entities, primarily due to gains on and our promoted interest from the sale of Avalon Chrystie Place in the prior year period, partially offset by an increase in NOI from newly developed and existing operating communities, gains from the extinguishment of debt, and an increase in real estate sales and related gains.

•
Established Communities NOI for the three months ended September 30, 2015 increased by $11,994,000, or 5.1%, over the prior year period. This increase was driven by an increase in rental revenue of 5.4%, partially offset by an increase in operating expenses of 6.4% compared to the prior year period.

The Company's overall increase in revenues was driven by both favorable operating performance from our stabilized operating communities and strong leasing activity for new development, which we expect to continue for the balance of 2015.

During the three months ended September 30, 2015, we completed the construction of two communities with an aggregate of 357 apartment homes for a total capitalized cost of $103,000,000. We also started construction of three communities expected to contain 889 apartment homes with an expected aggregate total capitalized cost of $293,400,000. At September 30, 2015, 27 communities expected to contain 8,649 apartment homes were under construction with a projected total capitalized cost of approximately $2,977,700,000.  In addition, as of September 30, 2015, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 33 apartment communities that, if developed as expected, will contain an estimated 9,752 apartment homes, and will be developed for an aggregate total capitalized cost of $3,554,000,000, a decrease of $114,000,000 from our position as of June 30, 2015.

During the three months ended September 30, 2015, we sold Avalon Lyndhurst, located in Lyndhurst, NJ, containing 328 homes. Avalon Lyndhurst was sold for $99,000,000, and our gain was $35,216,000,

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under Liquidity and Capital Resources.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development (“Development Communities”) and Development Rights (as defined below).  Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities, and exclude communities owned by the Residual JV.  While we generally establish the classification of communities on an annual basis, we intend to update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the nine month periods ended September 30, 2015 and 2014, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2014, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed communities that we own and that are consolidated for financial reporting purposes, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

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

•
Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture, and that have stabilized occupancy, as defined above.

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

As of September 30, 2015, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	34	7,617
Metro NY/NJ	35	11,555
Mid-Atlantic	26	8,789
Pacific Northwest	14	3,444
Northern California	30	9,201
Southern California	41	11,188
Total Established	180	51,794

Other Stabilized Communities:
New England	9	2,137
Metro NY/NJ	6	1,404
Mid-Atlantic	3	970
Pacific Northwest	1	283
Northern California	6	1,201
Southern California	7	3,313
Non Core	3	1,014
Total Other Stabilized	35	10,322

Lease-Up Communities	12	3,262

Redevelopment Communities	8	2,675

Unconsolidated Communities	20	6,149

Total Current Communities	255	74,202

Development Communities	27	8,649

Total Communities	282	82,851

Development Rights	33	9,752

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2015 and 2014 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9/30/2015	9/30/2014	$ Change	% Change	9/30/2015	9/30/2014	$ Change	% Change

Revenue:
Rental and other income	$473,199	$428,022	$45,177	10.6%	$1,367,473	$1,236,154	$131,319	10.6%
Management, development and other fees	2,161	2,503	(342)	(13.7)%	7,714	8,253	(539)	(6.5)%
Total revenue	475,360	430,525	44,835	10.4%	1,375,187	1,244,407	130,780	10.5%

Expenses:
Direct property operating expenses, excluding property taxes	98,793	88,412	10,381	11.7%	285,730	256,920	28,810	11.2%
Property taxes	50,416	44,996	5,420	12.0%	143,505	131,920	11,585	8.8%
Total community operating expenses	149,209	133,408	15,801	11.8%	429,235	388,840	40,395	10.4%

Corporate-level property management and other indirect operating expenses	15,695	15,721	(26)	(0.2)%	51,497	44,697	6,800	15.2%
Investments and investment management expense	1,167	1,079	88	8.2%	3,274	3,195	79	2.5%
Expensed acquisition, development and other pursuit costs, net of recoveries	3,391	406	2,985	735.2%	5,251	3,139	2,112	67.3%
Interest expense, net	43,234	46,376	(3,142)	(6.8)%	133,398	132,631	767	0.6%
(Gain) loss on extinguishment of debt, net	(18,987)	—	(18,987)	100.0%	(26,736)	412	(27,148)	N/A (1)
Depreciation expense	120,184	111,836	8,348	7.5%	355,664	328,598	27,066	8.2%
General and administrative expense	10,503	11,290	(787)	(7.0)%	32,614	30,745	1,869	6.1%
Casualty and impairment loss (gain), net	658	—	658	100.0%	(10,668)	—	(10,668)	100.0%
Total other expenses	175,845	186,708	(10,863)	(5.8)%	544,294	543,417	877	0.2%

Equity in income of unconsolidated real estate entities	20,554	130,592	(110,038)	(84.3)%	68,925	143,527	(74,602)	(52.0)%
Gain on sale of real estate	—	—	—	—%	9,647	—	9,647	100.0%
Gain on sale of communities	35,216	—	35,216	100.0%	106,151	60,945	45,206	74.2%

Income from continuing operations	206,076	241,001	(34,925)	(14.5)%	586,381	516,622	69,759	13.5%

Discontinued operations:
Income from discontinued operations	—	—	—	—%	—	310	(310)	(100.0)%
Gain on sale of discontinued operations	—	—	—	—%	—	37,869	(37,869)	(100.0)%
Total discontinued operations	—	—	—	—%	—	38,179	(38,179)	(100.0)%

Net income	206,076	241,001	(34,925)	(14.5)%	586,381	554,801	31,580	5.7%

Net loss (income) attributable to noncontrolling interests	66	99	(33)	(33.3)%	229	(13,872)	14,101	N/A (1)

Net income attributable to common stockholders	$206,142	$241,100	$(34,958)	(14.5)%	$586,610	$540,929	$45,681	8.4%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $34,958,000, or 14.5%, to $206,142,000 for the three months ended September 30, 2015 and increased $45,681,000, or 8.4%, to $586,610,000 for the nine months ended September 30, 2015, as compared to the respective prior year periods. The decrease for the three months ended September 30, 2015 is primarily attributable to a decrease in equity in income of unconsolidated real estate entities, primarily due to gains on and our promoted interest from the sale of Avalon Chrystie Place in the prior year period, partially offset by an increase in NOI from newly developed and existing operating communities, gains from the extinguishment of debt, and an increase in real estate sales and related gains. The increase for the nine months ended September 30, 2015 is primarily attributable to an increase in NOI from newly developed and existing operating communities, gains from net insurance recoveries and the extinguishment of debt, as well as an increase in real estate sales and related gains, partially offset by a decrease in equity in income of unconsolidated real estate entities.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets.  In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, general and administrative expense, joint venture income (loss), depreciation expense, casualty and impairment loss (gain), net, gain on sale of real estate assets, gain on sale of discontinued operations, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance.  NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2015 and 2014 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Net income	$206,076	$241,001	$586,381	$554,801
Indirect operating expenses, net of corporate income	13,427	13,173	43,642	36,333
Investments and investment management expense	1,167	1,079	3,274	3,195
Expensed acquisition, development and other pursuit costs, net of recoveries	3,391	406	5,251	3,139
Interest expense, net (1)	43,234	46,376	133,398	132,631
(Gain) loss on extinguishment of debt, net	(18,987)	—	(26,736)	412
General and administrative expense	10,503	11,290	32,614	30,745
Equity in income loss of unconsolidated real estate entities	(20,554)	(130,592)	(68,925)	(143,527)
Depreciation expense (1)	120,184	111,836	355,664	328,598
Casualty and impairment loss (gain), net	658	—	(10,668)	—
Gain on sale of real estate assets	(35,216)	—	(115,798)	(60,945)
Gain on sale of discontinued operations	—	—	—	(37,869)
Income from discontinued operations	—	—	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(843)	(4,144)	(3,634)	(16,666)
Net operating income	$323,040	$290,425	$934,463	$830,537
____________________________

(1) Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

The NOI changes for the three and nine months ended September 30, 2015, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2015	9/30/2015

Established Communities	$11,994	$35,186
Other Stabilized Communities	3,692	27,976
Development and Redevelopment Communities	16,929	40,764
Total	$32,615	$103,926

The increase in our Established Communities’ NOI for the three and nine months ended September 30, 2015 is due to increased rental rates, partially offset by increased operating expenses. For the balance of 2015, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses. We expect our operating expenses will continue at a level above the prior year period for the remainder of the year.

Rental and other income increased in the three and nine months ended September 30, 2015 compared to the prior year periods due to additional rental income generated from newly developed and existing operating communities and an increase in rental rates at our Established Communities.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 63,944 apartment homes for the nine months ended September 30, 2015, compared to 61,114 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,369 for the nine months ended September 30, 2015 compared to $2,243 in the prior year period.

Established Communities — Rental revenue increased $18,366,000, or 5.4%, for the three months ended September 30, 2015 compared to the prior year period due to an increase in average rental rates of 5.8% to $2,400 per apartment home, partially offset by a 0.4% decrease in economic occupancy to 95.3%. Rental revenue increased $48,207,000, or 4.9%, for the nine months ended September 30, 2015 compared to the prior year period due to an increase in average rental rates of 5.1% to $2,337 per apartment home, and was partially offset by a 0.2% decrease in economic occupancy to 95.6%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 27.7% of Established Community rental revenue for the nine months ended September 30, 2015, and experienced an increase in rental revenue of 3.3% compared to the prior year period. Average rental rates increased 3.8% to $2,899 per apartment home, and were partially offset by a 0.5% decrease in economic occupancy to 95.7% for the nine months ended September 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 2.3% during the three months ended September 30, 2015. While New York City is beginning to see a larger pipeline of new apartment deliveries, suburban markets surrounding the city are more insulated from this new competition, and we expect to see continued growth over the prior year period in the Metro New York/New Jersey region in 2015.

The Northern California region accounted for approximately 19.4% of Established Community rental revenue for the nine months ended September 30, 2015, and experienced an increase in rental revenue of 9.3% compared to the prior year period. Average rental rates increased 10.0% to $2,556 per apartment home, and were partially offset by a 0.7% decrease in economic occupancy to 95.6% for the nine months ended September 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 4.0% during the three months ended September 30, 2015. While new apartment supply may slow revenue growth in future periods, we expect the strength in the technology industry to continue to fuel demand for apartment homes during 2015.

The Southern California region accounted for approximately 18.3% of Established Community rental revenue for the nine months ended September 30, 2015, and experienced an increase in rental revenue of 6.3% compared to the prior year period. Average rental rates increased 6.3% to $1,972 per apartment home, and economic occupancy remained consistent at 95.9% for the nine months ended September 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 2.9% during the three months ended September 30, 2015. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results during 2015.

The Mid-Atlantic region accounted for approximately 15.0% of Established Community rental revenue for the nine months ended September 30, 2015, and experienced an increase in rental revenue of 0.7%, compared to the prior year period.  Average rental rates increased 0.5% to $2,071 per apartment home, and economic occupancy increased 0.2% to 95.5% for the nine months ended September 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 0.6% for the three months ended September 30, 2015. Although new apartment supply will remain elevated, accelerating job growth is expected to support continued modest growth in 2015.

The New England region accounted for approximately 14.1% of Established Community rental revenue for the nine months ended September 30, 2015, and experienced an increase in rental revenue of 3.9% compared to the prior year period. Average rental rates increased 3.6% to $2,244 per apartment home, and economic occupancy increased 0.3% to 95.6% for the nine months ended September 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 2.8% during the three months ended September 30, 2015. Accelerating employment growth in the medical, education and technology fields is supporting apartment demand in the greater Boston metro area. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Pacific Northwest region accounted for approximately 5.5% of Established Community rental revenue for the nine months ended September 30, 2015, and experienced an increase in rental revenue of 7.1% compared to the prior year period. Average rental rates increased 7.2% to $1,930 per apartment home, and were partially offset by 0.1% decrease in economic occupancy to 95.2% for the nine months ended September 30, 2015, compared to the prior year period. Sequential revenue increased over the prior quarter by 2.4% during the three months ended September 30, 2015. We believe that rental revenue growth will continue during the remainder of 2015 although it may be tempered by the delivery of new apartment homes, particularly in the urban core of Seattle.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and nine months ended September 30, 2015 and 2014 (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Rental revenue (GAAP basis)	$355,451	$337,085	$1,041,707	$993,500
Concessions amortized	195	928	844	3,950
Concessions granted	(132)	(377)	(475)	(2,821)

Rental revenue adjusted to state concessions on a cash basis	$355,514	$337,636	$1,042,076	$994,629

Year-over-year % change — GAAP revenue		5.4%		4.9%

Year-over-year % change — cash concession based revenue		5.3%		4.8%

Management, development and other fees decreased $342,000, or 13.7%, and $539,000, or 6.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods. The decrease for the three and nine months ended September 30, 2015 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II. The decrease for the nine months ended September 30, 2015 was partially offset by an increase in disposition fees related to the sale of a community owned within the Residual JV.

Direct property operating expenses, excluding property taxes increased $10,381,000, or 11.7%, and $28,810,000, or 11.2%, for the three and nine months ended September 30, 2015 compared to the prior year periods. The increases for the three and nine months ended September 30, 2015 are primarily due to the addition of newly developed apartment communities. The increase for the nine months ended September 30, 2015 is also due to snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015.

For Established Communities, direct property operating expenses, excluding property taxes, increased $3,659,000, or 5.4%, and $9,227,000, or 4.6%, for the three and nine months ended September 30, 2015 compared to the prior year periods. The increases for the three and nine months ended September 30, 2015 are primarily due to increased repairs and maintenance costs, payroll and benefit costs, and insurance costs. The increase for the nine months ended September 30, 2015 is also due to snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015.

Property taxes increased $5,420,000, or 12.0%, and $11,585,000, or 8.8% for the three and nine months ended September 30, 2015 compared to the prior year periods. The increases for the three and nine months ended September 30, 2015 are primarily due to the addition of newly developed apartment communities and successful appeals and reductions of supplemental taxes in the prior year period in excess of the current year period, coupled with increased tax rates and assessments across our portfolio.

For Established Communities, property taxes increased $2,913,000, or 8.5%, and $3,823,000, or 3.7%, for the three and nine months ended September 30, 2015 compared to the prior year periods. The increases for the three and nine months ended September 30, 2015 are primarily due to successful appeals and reductions of supplemental taxes in the prior year period in excess of the current year period, related primarily to the Company’s West Coast markets, coupled with higher rates and assessments. We expect property taxes to continue to increase for the balance of 2015 over 2014. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses decreased $26,000, or 0.2%, and increased $6,800,000, or 15.2%, for the three and nine months ended September 30, 2015 compared to the prior year periods. The increase for the nine months ended September 30, 2015 is primarily due to an increase in compensation related costs including certain employee separation costs, coupled with increased activities related to re-branding and corporate initiatives.

Expensed acquisition, development and other pursuit costs primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $2,985,000, or 735.2%, and $2,112,000, or 67.3%, for the three and nine months ended September 30, 2015 compared to the prior year periods, primarily as a result of increased acquisition costs for land acquired for development, as compared to the prior year periods.

Interest expense, net decreased $3,142,000, or 6.8%, and increased $767,000, or 0.6%, for the three and nine months ended September 30, 2015 compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decrease for the three months ended September 30, 2015 is primarily due to the repayment of secured indebtedness in 2015 and increased capitalized interest, partially offset by increased unsecured debt outstanding in 2015. The increase for the nine months ended September 30, 2015 is primarily due to an increase in the aggregate principal amount of unsecured debt outstanding resulting from the issuance of $525,000,000 principal amount of unsecured notes during the period, partially offset by decreased interest expense resulting from the repayment of secured indebtedness and increased capitalized interest during the current year period.

(Gain) loss on extinguishment of debt, net resulted in a gain of $18,987,000 and $26,736,000 for the three and nine months ended September 30, 2015, primarily due to the write-off of unamortized premium, net of unamortized deferred financing costs and any applicable related prepayment penalties associated with the early repayment of certain debt assumed as part of the Archstone Acquisition.

Depreciation expense increased $8,348,000, or 7.5%, and $27,066,000, or 8.2%, for the three and nine months ended September 30, 2015 compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense (“G&A”) decreased $787,000, or 7.0%, and increased $1,869,000, or 6.1%, for the three and nine months ended September 30, 2015 compared to the prior year periods. The decrease for the three months ended September 30, 2015 is primarily due to decreases in compensation related expenses. The increase for the nine months ended September 30, 2015 is primarily due to legal settlement proceeds received in 2014 not present in the current year periods, partially offset by a decrease in compensation expense, including severance, in the nine months ended September 30, 2015 as compared to the prior year period.

Casualty and impairment loss (gain), net for the three months ended September 30, 2015 consists of additional incident expenses from the fire at Edgewater. For the nine months ended September 30, 2015, casualty and impairment loss (gain), net consists of Edgewater insurance proceeds received, partially offset by (i) incident and demolition expenses and the write-off of the net book value of the fixed assets destroyed in the fire at Edgewater, (ii) property and casualty damages incurred across several communities in our Northeast markets related to severe winter storms, and (iii) an impairment charge recognized for a parcel of land sold during 2015.

Equity in income of unconsolidated real estate entities decreased $110,038,000, or 84.3%, and $74,602,000, or 52.0%, for the three and nine months ended September 30, 2015 compared to the prior year periods. The decrease for the three and nine months ended September 30, 2015 is primarily due to both gains on, and our promoted interests from, the sale of communities in various ventures, including the disposition of Avalon Chrystie Place in the prior year periods, in excess of gains on dispositions in the three and nine months ended September 30, 2015. The decrease for the nine months ended September 30, 2015 was also partially offset by amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay North II to eliminate our promoted interest in future distributions, as well as the settlement of outstanding legal claims and net gains on the sales of communities in various ventures.

Gain on sale of real estate increased for the nine months ended September 30, 2015 compared to the prior year periods, as a result of the gain on sale of air rights, representing the right to increase density for future residential development, and two undeveloped land parcels.

Gain on sale of communities increased for the three and nine months ended September 30, 2015. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations.

Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2014 through September 30, 2015. The decrease in the nine months ended September 30, 2015, compared to the prior year period, is due to the change in accounting guidance for discontinued operations as discussed above.

Gain on sale of discontinued operations decreased for the nine months ended September 30, 2015 compared to the prior year period. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations.

Net loss (income) attributable to noncontrolling interests for the three and nine months ended September 30, 2015 resulted in an allocation of loss of $66,000 and $229,000, respectively, as compared to a loss of $99,000 and income of $13,872,000 for the three and nine months ended September 30, 2014, respectively. The nine months ended September 30, 2014 include our joint venture partners' 84.8% interest in the gain on the sale of a Fund I community that was consolidated for financial reporting purposes, in the amount of $14,132,000.

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

The following is a reconciliation of net income attributable to common stockholders to FFO (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014

Net income attributable to common stockholders	$206,142	$241,100	$586,610	$540,929
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	121,018	113,558	359,195	334,177
Distributions to noncontrolling interests, including discontinued operations	9	9	28	26
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(20,074)	(72,446)	(30,947)	(72,897)
Gain on sale of previously depreciated real estate assets (1)	(35,216)	—	(106,151)	(84,682)
Impairment due to casualty loss	—	—	4,195	—
FFO attributable to common stockholders	$271,879	$282,221	$812,930	$717,553

Weighted average common shares outstanding - diluted	134,709,460	131,905,995	133,663,770	130,728,000
EPS per common share - diluted	$1.53	$1.83	$4.39	$4.14
FFO per common share - diluted	$2.02	$2.14	$6.08	$5.49
_________________________

(1)
Amount for the three and nine months ended September 30, 2014 excludes $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which was consolidated for financial reporting purposes.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Net cash provided by operating activities	$302,370	$231,718	$794,272	$641,429
Net cash used in investing activities	$(292,166)	$(184,979)	$(986,515)	$(496,495)
Net cash provided by (used in) financing activities	$243,227	$(32,452)	$1,340	$13,739

Liquidity and Capital Resources

We believe our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses.

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

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity, including common equity that we may issue pursuant to a continuous equity program that we may commence in the future to replace our previous continuous equity program, which expired during the third quarter of 2015); the sale of apartment communities; or through the formation of joint ventures. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Unrestricted cash and cash equivalents totaled $318,557,000 at September 30, 2015, a decrease of $190,903,000 from $509,460,000 at December 31, 2014. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $794,272,000 for the nine months ended September 30, 2015 from $641,429,000 for the nine months ended September 30, 2014. The change was driven primarily by increased NOI from existing and newly developed communities and the timing of payments of corporate obligations.

Investing Activities — Net cash used in investing activities of $986,515,000 for the nine months ended September 30, 2015 related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions and distributions from unconsolidated joint ventures. During the nine months ended September 30, 2015, we invested $1,311,074,000 in the following:

•	we invested approximately $1,265,829,000 in the development and redevelopment of communities including $475,780,000 for the acquisition of land for development; and

•	we had capital expenditures of $45,245,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions of $232,415,000;

•	insurance recoveries for property damage claims related to Edgewater of $44,142,000; and

•	net distributions from unconsolidated joint ventures in the amount of $46,992,000.

Financing Activities — Net cash provided by financing activities totaled $1,340,000 for the nine months ended September 30, 2015.  The net cash provided by primarily due to:

•	issuance of common stock in the amount of $674,631,000, including $659,423,000 from the settlement of the Forward;

•	proceeds from the issuance of unsecured notes in the amount of $524,066,000; and

•	borrowing the final $50,000,000 available to us on the Term Loan.

These amounts are partially offset by:

•	repayment of secured notes in the amount of $743,653,000;

•	payment of cash dividends in the amount of $484,251,000; and

•	redemption of preferred interest obligation in the amount of $14,410,000.

Variable Rate Unsecured Credit Facility

The Company has a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in April 2017. We may extend the maturity for up to one year through the exercise of two, six month extension options for an aggregate fee of $1,950,000. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.95% (1.14% at October 30, 2015 assuming a one month borrowing rate). The annual facility fee is 0.15% (or approximately $1,950,000 annually based on the $1,300,000,000 facility size and based on our current credit rating).

We had no borrowings outstanding under the Credit Facility and had $46,099,000 outstanding in letters of credit that reduced our borrowing capacity as of October 30, 2015.

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

We were in compliance with these covenants at September 30, 2015.

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

Continuous Equity Offering Program

CEP III expired on August 3, 2015, and we had no sales under the program during 2015.

Forward Equity Contract

On September 9, 2014, based on a market closing price of $155.83 per share on that date, we entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved were determined on the dates of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varies with changes in the Fed Funds rate. During the three months ended September 30, 2015, we issued 3,890,725 shares of common stock at a sales price of $146.35 per share, for net proceeds of $569,423,000, for final settlement of the Forward. In the aggregate, the Company issued 4,500,000 shares for net proceeds of $659,423,000 for settlement of the Forward during the nine months ended September 30, 2015.

Forward Interest Rate Swap Agreements

In October 2015, we entered into $400,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017. At maturity of the agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following debt activity occurred during the nine months ended September 30, 2015:

•	In January 2015, in conjunction with the disposition of Avalon on Stamford Harbor, we substituted AVA Belltown as collateral for the disposed community's outstanding fixed rate secured mortgage loan.

•	In March 2015, we borrowed the final $50,000,000 available under the Term Loan, maturing in March 2021.

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

•
In June 2015, we repaid a $15,778,000 fixed rate secured mortgage note with an effective interest rate of 7.50% in advance of its February 2041 maturity date, recognizing a charge of $455,000 for a prepayment penalty and write-off of deferred financing costs.

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

•
In July 2015, we repaid a $140,346,000 fixed rate secured mortgage note with an effective interest rate of 5.56% in advance of its May 2053 maturity date, resulting in a recognized gain of $18,987,000, consisting of the write off of unamortized premium net of deferred financing costs of $30,215,000, partially offset by a prepayment penalty of $11,228,000.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2015 and December 31, 2014 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2014	9/30/2015	2015	2016	2017	2018	2019	Thereafter
Tax-exempt bonds (2)
Fixed rate
Eaves Washingtonian Center I	7.84%	May-2027	(3)	$8,011	$—	$—	$—	$—	$—	$—	$—
Avalon Oaks	7.50%	Feb-2041	(3)	15,887	—	—	—	—	—	—	—
Avalon Oaks West	7.54%	Apr-2043		15,847	15,700	100	211	225	241	257	14,666
Avalon at Chestnut Hill	6.16%	Oct-2047		39,545	39,205	232	482	509	536	566	36,880
Avalon Westbury	4.13%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				141,490	117,105	332	693	734	777	823	113,746

Variable rate (5)
Avalon at Mountain View	0.76%	Feb-2017	(6)	18,100	17,800	—	—	17,800	—	—	—
Avalon at Mission Viejo	1.20%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.11%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	1.44%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	1.46%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600

Avalon Bowery Place I	2.95%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	1.48%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Walnut Creek	1.32%	Mar-2046	(4)	116,000	116,000	—	—	—	—	—	116,000
Avalon Walnut Creek	1.32%	Mar-2046	(4)	10,000	10,000	—	—	—	—	—	10,000
Avalon Morningside Park	1.50%	May-2046	(4)	100,000	100,000	—	—	—	—	—	100,000
Avalon Clinton North	1.71%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.71%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.62%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno	1.60%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	1.67%	Apr-2028	(6)	44,410	44,410	—	—	—	128	403	43,879
				945,595	945,295	—	—	17,800	128	403	926,964
Conventional loans (2)
Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000	—	250,000	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000	—	—	250,000	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	—	—	250,000
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	—	—	400,000
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 Million unsecured notes	3.55%	Jun-2025		—	525,000	—	—	—	—	—	525,000
Avalon Orchards	7.79%	Jul-2033		17,091	16,742	239	503	539	577	619	14,265
Avalon Darien	6.23%	Dec-2015	(7)	47,700	47,079	47,079	—	—	—	—	—
AVA Stamford	6.13%	Dec-2015	(7)	57,423	56,664	56,664	—	—	—	—	—
Avalon Walnut Creek	4.30%	Jul-2066		3,042	3,289	—	—	—	—	—	3,289
Avalon Shrewsbury	5.92%	May-2019		20,174	19,947	80	323	346	367	18,831	—
Eaves Trumbull	5.93%	May-2019		39,452	39,007	156	631	676	717	36,827	—
AVA Belltown	6.00%	May-2019	(8)	62,724	62,015	246	1,003	1,075	1,140	58,551	—
Avalon Freehold	5.95%	May-2019		34,973	34,578	137	559	599	636	32,647	—
Avalon Run East	5.95%	May-2019		37,475	37,052	147	599	642	681	34,983	—
Eaves Nanuet	6.06%	May-2019		63,242	62,527	248	1,011	1,083	1,150	59,035	—
Avalon at Edgewater	5.95%	May-2019	(3)	75,012	—	—	—	—	—	—	—
Avalon Foxhall	6.06%	May-2019		56,341	55,705	222	901	965	1,024	52,593	—
Avalon at Gallery Place	6.06%	May-2019		43,776	43,282	172	700	750	796	40,864	—
Avalon at Traville	5.91%	May-2019		74,186	73,348	291	1,186	1,271	1,348	69,252	—
Avalon Bellevue	5.92%	May-2019		25,491	25,203	100	408	437	463	23,795	—
Avalon on The Alameda	5.91%	May-2019		51,539	50,957	203	824	883	937	48,110	—
Avalon at Mission Bay North	5.90%	May-2019		69,955	69,165	275	1,118	1,198	1,272	65,302	—
AVA Pasadena	4.06%	Jun-2018		11,683	11,539	50	202	213	11,074	—	—
Eaves Seal Beach	3.12%	Nov-2015	(9)	85,122	—	—	—	—	—	—	—
Oakwood Toluca Hills	3.12%	Nov-2015	(9)	165,561	—	—	—	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015	(9)	71,496	—	—	—	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015	(9)	28,494	—	—	—	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	(9)	23,569	—	—	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	(9)	42,185	—	—	—	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	(9)	36,761	—	—	—	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	(9)	28,394	—	—	—	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017		27,176	27,176	—	—	27,176	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017		15,669	15,669	—	—	15,669	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017		27,411	27,411	—	—	27,411	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017		20,754	20,754	—	—	20,754	—	—	—
Eaves Los Feliz	3.36%	Nov-2017		43,258	43,258	—	—	43,258	—	—	—
Avalon Oak Creek	3.36%	Nov-2017		85,288	85,288	—	—	85,288	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017		76,471	76,471	—	—	76,471	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017		140,332	140,332	—	—	140,332	—	—	—

Avalon Pasadena	3.36%	Nov-2017		28,079	28,079	—	—	28,079	—	—	—
Eaves West Valley	3.36%	Nov-2017		75,092	75,092	—	—	75,092	—	—	—
Eaves West Valley II	3.36%	Nov-2017		7,995	7,995	—	—	7,995	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017		104,694	104,694	—	—	104,694	—	—	—
Avalon Russett	3.36%	Nov-2017		39,972	39,972	—	—	39,972	—	—	—
Avalon First & M	5.56%	May-2053	(10)	140,964	—	—	—	—	—	—	—
Avalon San Bruno II	3.85%	Apr-2021		30,968	30,631	117	475	506	534	564	28,435
Avalon Westbury	4.13%	Nov-2036	(4)	20,145	19,370	283	1,231	1,293	1,358	1,426	13,779
Archstone Lexington	3.32%	Mar-2016		16,525	16,325	69	16,256	—	—	—	—
Avalon San Bruno III	4.87%	Jun-2020		56,210	55,933	283	1,147	1,188	1,226	1,264	50,825
Avalon Andover	3.28%	Apr-2018		14,505	14,262	83	336	346	13,497	—	—
Avalon Natick	3.13%	Apr-2019		14,818	14,580	81	329	339	349	13,482	—
				5,009,187	4,826,391	107,225	279,742	956,540	39,146	558,145	2,885,593

Variable rate (5)
Avalon Walnut Creek	1.64%	Mar-2046	(4)	8,500	8,500	—	—	—	—	—	8,500
Avalon Calabasas	2.41%	Aug-2018	(6)	55,827	54,756	277	1,152	1,225	52,102	—	—
Avalon Natick	2.34%	Apr-2019	(6)	37,539	36,935	204	833	858	884	34,156	—
Term Loan	1.76%	Mar-2021		250,000	300,000	—	—	—	—	—	300,000
				351,866	400,191	481	1,985	2,083	52,986	34,156	308,500

Total indebtedness - excluding Credit Facility				$6,448,138	$6,288,982	$108,038	$282,420	$977,157	$93,037	$593,527	$4,234,803
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and do not include $6,902 and $6,735 of debt discount associated with the unsecured notes as of September 30, 2015 and December 31, 2014, respectively, and $24,647 and $84,449 of premium associated with secured notes as of September 30, 2015 and December 31, 2014, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	In June 2015, we elected to repay this borrowing in advance of its maturity date.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	Variable rates are given as of September 30, 2015.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	Borrowing is scheduled to mature in December 2015, and contractually includes an automatic one-year extension of the loan through December 2016.

(8)	In conjunction with the disposition of Avalon on Stamford Harbor in January 2015, this community was substituted as collateral for the outstanding borrowing.

(9)	In April 2015, we elected to repay this borrowing at par in advance of its maturity date.

(10)	In July 2015, we elected to repay this borrowing in advance of its maturity date, incurring a prepayment penalty of $11,228,000.

Future Financing and Capital Needs — Portfolio and Other Activity

As of September 30, 2015, we had 27 wholly-owned communities under construction and eight wholly-owned communities under reconstruction. Substantially all of the capital expenditures necessary to complete the communities currently under construction and reconstruction, and to fund development costs related to pursuing Development Rights, will be funded from:

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $86,695,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the nine months ended September 30, 2015, Fund II sold four communities containing an aggregate of 1,460 apartment homes for an aggregate sales price of $300,100,000. Our share of the total gain in accordance with GAAP was $29,726,000. In conjunction with the disposition of these communities, Fund II repaid $69,036,000 of related secured indebteness in advance of the scheduled maturity dates, which resulted in charges for a prepayment penalty and write-off of deferred financing costs, of which our portion was $1,400,000.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $85,550,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

Archstone Multifamily Partners AC JV LP (the "AC JV") has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $68,565,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

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

Through subsidiaries, we are members in three limited liability company agreements with Equity Residential (collectively, the “Residual JV”). We jointly control the Residual JV with Equity Residential and we hold a 40.0% economic interest in the assets and liabilities of the Residual JV. During the nine months ended September 30, 2015, we recognized equity in income of unconsolidated real estate entities of $11,630,000, associated with the settlement of outstanding legal claims against third parties and planned and executed disposition activity in the Residual JV.

As of September 30, 2015, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table.  Refer to Note 5, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. Detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$45,820	$25,938	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	102,813	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin - Tustin, CA		628	101,172	59,100	Fixed	3.81%	Oct 2017
4. Eaves Rockville - Rockville, MD		210	51,698	29,811	Fixed	4.26%	Aug 2019
5. Eaves Rancho San Diego - San Diego, CA		676	127,912	68,747	Fixed	3.45%	Nov 2018
6. Avalon Watchung - Watchung, NJ		334	66,626	40,630	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	2,880	496,041	287,426		4.05%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (4)		192	67,111	33,468	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,780	30,150	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA		205	77,146	—	N/A	N/A	N/A
4. Avalon Venice on Rose - Venice, CA		70	57,187	30,628	Fixed	3.28%	Jun 2020
5. Archstone Boca Town Center - Boca Raton, FL (5)		252	46,304	27,454	Fixed/Variable	3.54%	Feb 2019
6. Avalon Station 250 - Dedham, MA		285	95,468	58,924	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower - Bethesda, MD		237	79,521	45,668	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay - New York, NY		209	134,521	68,005	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon - Kirkland, WA		131	51,081	29,736	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	665,119	324,033		3.91%

AC JV
1. Avalon North Point - Cambridge, MA (6)		426	186,676	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (6)		392	85,380	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,746	—	N/A	N/A	N/A
Total AC JV	20.0%	921	298,802	162,300		6.00%

Residual JV
1. SWIB (7)		710	90,825	58,669	Fixed	0.63%	Dec 2015
Total Residual JV	8.0%	710	90,825	58,669		0.63%

Other Operating Joint Ventures
1. MVP I, LLC (8)	25.0%	313	124,388	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	18,123	23,964	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	142,511	126,964		3.27%

Total Unconsolidated Investments		6,859	$1,693,298	$959,392		4.02%
_____________________________

(1)	Represents total capitalized cost as of September 30, 2015.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of September 30, 2015.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	The debt secured by this community is a variable rate note, of which $24,454 has been converted to an effective fixed rate borrowing with an interest rate swap.

(6)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(7)
Our ownership interest of 8.0% is determined by our 40.0% ownership interest in the Residual JV, which owns a 20.0% interest in SWIB. In October 2015, the final two SWIB communities were sold for an aggregate sales price of $113,000,000. A portion of the proceeds from the dispositions equal to the outstanding indebtedness was escrowed with the lender and will be used to repay the outstanding indebtedness at its maturity date.

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

•
As of September 30, 2015, subsidiaries of Fund II have seven loans secured by individual assets with aggregate amounts of $287,426,000 with varying maturity dates (and, in some cases, dates after which the loans can be prepaid without penalty), ranging from October 2017 to August 2019. The mortgage loans are payable by the subsidiaries of Fund II with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of Fund II, nor do we have any obligation to fund this debt should Fund II be unable to do so.

In addition, as part of the formation of Fund II, we provided to one of the limited partners a guarantee. The guarantee provided that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) did not equal a minimum of the total capital contributions made by that partner, then we would pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. During the three months ended September 30, 2015, the limited partner transferred its investment interest to an unrelated third party. The guarantee was not transferred with the investment interest, so we have no further obligation under the guarantee.

Each individual mortgage loan of Fund II was made to a special purpose, single asset subsidiary of Fund II.  Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case the Fund II could also have obligations with respect to the mortgage loan.  In no event do the mortgage loans provide for recourse against investors in Fund II, including against us or our wholly-owned subsidiaries that invest in Fund II.  A default by Fund II or a Fund II subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates. If Fund II or a subsidiary of Fund II were unable to meet its obligations under a loan, the value of our investment in Fund II would likely decline.  If a Fund II subsidiary or Fund II were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support Fund II through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund II asset).

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

•
As of September 30, 2015, subsidiaries of the U.S. Fund have nine loans secured by individual assets with aggregate amounts outstanding of $324,033,000 with varying maturity dates, ranging from January 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. We have not guaranteed the debt of the U.S. Fund, nor do we have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
As of September 30, 2015, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate amount of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including us, in proportion to the investors’ respective equity ownership interest.  The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. We have not guaranteed the debt of the AC JV, nor do we have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC has a fixed rate loan secured by the underlying real estate assets of the community for $103,000,000 maturing in July 2025. We have not guaranteed the debt of MVP I, LLC, nor do we have any obligation to fund this debt should MVP I, LLC be unable to do so.

•
As of September 30, 2015, Brandywine Apartments of Maryland, LLC (“Brandywine”) has an outstanding $23,964,000 fixed rate mortgage loan that is payable by Brandywine. We have not guaranteed the debt of Brandywine, nor do we have any obligation to fund this debt should Brandywine be unable to do so.

•
As of September 30, 2015, the assets of the Residual JV include: a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”), and various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The liabilities of the Residual JV include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which Lehman has agreed to indemnify us and Equity Residential.

As of September 30, 2015, SWIB has a credit facility secured by individual assets with aggregate amounts outstanding of $58,669,000 with a maturity date of December 2015. In October 2015, SWIB sold its final two operating communities for an aggregate sales price of $113,000,000, escrowing a portion of the sales proceeds with the lender adequate to repay the outstanding indebtedness at the contractual maturity date. We have not guaranteed the debt of SWIB, nor do we have any obligation to fund this debt should SWIB be unable to do so.

There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us.  In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of September 30, 2015, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2015, we had 27 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 8,649 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,977,700,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Baker Ranch Lake Forest, CA	430	$130.6	Q4 2013	Q4 2014	Q4 2015	Q2 2016
2.	Avalon Falls Church Falls Church, VA	384	109.8	Q1 2014	Q1 2015	Q1 2016	Q3 2016
3.	Avalon Marlborough Marlborough, MA	350	76.6	Q1 2014	Q1 2015	Q4 2015	Q2 2016
4.	AVA Theater District Boston, MA	398	182.4	Q1 2013	Q2 2015	Q4 2015	Q3 2016
5.	Avalon Bloomfield Station Bloomfield, NJ	224	52.8	Q4 2013	Q2 2015	Q4 2015	Q2 2016
6.	Avalon Glendora Glendora, CA	280	82.5	Q4 2013	Q2 2015	Q1 2016	Q3 2016
7.	Avalon Framingham Framingham, MA	180	43.9	Q3 2014	Q3 2015	Q1 2016	Q3 2016
8.	Avalon Green III Elmsford, NY	68	22.1	Q4 2014	Q3 2015	Q1 2016	Q3 2016
9.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q4 2015	Q4 2016	Q2 2017
10.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
11.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q4 2015	Q2 2016	Q4 2016
12.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q4 2015	Q2 2016	Q4 2016
13.	Avalon Union Union, NJ	202	50.7	Q4 2014	Q4 2015	Q3 2016	Q1 2017
14.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q2 2016	Q2 2017	Q4 2017
15.	Avalon West Hollywood West Hollywood, CA	294	162.4	Q2 2014	Q3 2016	Q2 2017	Q4 2017
16.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q2 2016	Q2 2017	Q4 2017
17	Avalon North Station Boston, MA	503	256.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
18.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
19.	Avalon Alderwood II Lynnwood, WA	124	26.1	Q1 2015	Q2 2016	Q3 2016	Q4 2016
20.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q2 2016	Q1 2017	Q3 2017
21.	Avalon Laurel Laurel, MD	344	72.4	Q2 2015	Q2 2016	Q1 2017	Q3 2017
22.	Avalon Quincy Quincy, MA	395	95.3	Q2 2015	Q3 2016	Q2 2017	Q4 2017
23.	Avalon Great Neck Great Neck, NY	191	78.9	Q2 2015	Q1 2017	Q2 2017	Q4 2017
24.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q2 2017	Q1 2018	Q3 2018
25.	Avalon Newcastle I Newcastle, WA	378	110.1	Q3 2015	Q4 2016	Q4 2017	Q2 2018
26.	Avalon Chino Hills Chino Hills, CA	331	96.9	Q3 2015	Q1 2017	Q4 2017	Q2 2018
27.	Avalon Sheepshead Bay (4) Brooklyn, NY	180	86.4	Q3 2015	Q3 2017	Q4 2017	Q2 2018
	Total	8,649	$2,977.7
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

(4)
We are developing this project with a private development partner. We will own the rental portion of the development on floors 3-19 and the partner will own the for-sale condominium portion on floors 20-30 of the development. The information above represents only our portion of the project. We are providing a construction loan to the development partner, expected to be $48.8 million, which together with the partner's contributed equity is expected to fund the condominium portion of the project.

During the three months ended September 30, 2015, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Vista Vista, CA	221	$56.7	222,814	$254
2.	Avalon Roseland Roseland, NJ	136	46.3	192,641	$240
	Total	357	$103.0
__________________________________

(1)	Total capitalized cost is as of September 30, 2015. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

The Company anticipates commencing the construction of four apartment communities during the balance of 2015, which, if completed as expected, will contain 1,045 apartment homes and be constructed for a total capitalized cost of $399,100,000.

Redevelopment Communities

As of September 30, 2015, there were eight communities under redevelopment.  We expect the total capitalized cost to redevelop these communities to be $116,800,000, excluding costs incurred prior to redevelopment.  We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community.  Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2015. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon Towers Long Beach, NY	109	$10.2	Q4 2014	Q2 2016	Q4 2016
2.	Avalon at Arlington Square Arlington, VA	842	21.3	Q4 2014	Q1 2016	Q3 2016
3.	Avalon Bear Hill Waltham, MA	324	21.4	Q2 2015	Q3 2016	Q1 2017
4.	Avalon Santa Monica on Main Santa Monica, CA	133	10.0	Q4 2014	Q1 2016	Q3 2016
5.	Avalon Silicon Valley Sunnyvale, CA	710	29.9	Q4 2014	Q2 2017	Q4 2017
6.	AVA Back Bay Boston, MA	271	8.8	Q3 2015	Q1 2017	Q3 2017
7.	Avalon La Jolla Colony San Diego, CA	180	10.2	Q3 2015	Q3 2016	Q1 2017
8.	Avalon Walnut Ridge Walnut Creek, CA	106	5.0	Q3 2015	Q2 2016	Q4 2016
	Total	2,675	$116.8
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At September 30, 2015, we had $553,729,000 in acquisition and related capitalized costs for 12 land parcels we own, and $32,321,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 21 Development Rights for which we control the land parcel, typically through an option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 33 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2015 includes $496,812,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,752 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the nine months ended September 30, 2015, we incurred a charge of approximately $1,797,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of these Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	7	1,670	$512
Metro NY/NJ	14	4,024	1,558
Mid-Atlantic	5	1,520	388
Pacific Northwest	3	902	287
Northern California	3	941	468
Southern California	1	695	341
Total	33	9,752	$3,554
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

Land Acquisitions

We acquired land for development for an aggregate investment of $99,630,000 during the three months ended September 30, 2015. We anticipate starting construction of apartment communities on this land during the next 18 months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $21,401,000, which we do not currently plan to develop. These parcels consist primarily of ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We believe that the current carrying value for the land parcels we own is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As discussed in this Form 10-Q in Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Legal and Other Contingencies," and Note 5, "Investments in Real Estate Entities - Casualty Gains and Losses," to the accompanying Condensed Consolidated Financial Statements, in January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ. The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the fire. Through the date of this Form 10-Q, residents and others have filed approximately 172 claims with the Company’s insurers, of which approximately 79 claims have been settled or negotiated for settlement. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim.

To date, four putative class action lawsuits have been filed against the Company on behalf of Avalon at Edgewater residents and others who may have been harmed by the fire. The Court has consolidated these actions in the United States District Court for the District of New Jersey. In addition, 17 lawsuits representing approximately 133 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. The Company believes that it has meritorious defenses to the extent of damages claimed.

The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company is undertaking a full review of its maintenance policies related to safety matters, including training, reporting structure and qualifications to perform certain types of work.

Following the fire, the Company received a civil citation for “failure to notify Fire Department of an active fire” from Bergen County, New Jersey. The Company has decided not to appeal this citation. The Company has also received two citations that were alleged to be serious by OSHA; the Company has appealed these citations. It is possible that additional governmental investigations are or may be ongoing, which could include a review of the state of compliance of the construction and operation of Avalon at Edgewater with building codes and other legal requirements and the materiality of any defenses related thereto. The Company is unable to evaluate the nature and potential materiality of any such investigations or actions at this time.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2015	778	$165.95	—	200,000
August 1 - August 31, 2015	2,918	$176.23	—	200,000
September 1 - September 30, 2015	—	$—	—	200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 3, 2015	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 3, 2015	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)