Form 10-K
period 2015-12-31
AVALONBAY COMMUNITIES INC
filed 2016-02-26
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2015 was $21,847,735,762.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 29, 2016 was 137,002,607.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2016 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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
At January 31, 2016, we owned or held a direct or indirect ownership interest in:

•
257 operating apartment communities containing 75,549 apartment homes in 10 states and the District of Columbia, of which 238 communities containing 69,652 apartment homes were consolidated for financial reporting purposes, two communities containing 618 apartment homes were held by joint ventures in which we hold an ownership interest, and 17 communities containing 5,279 apartment homes were owned by the Funds (as defined below). Nine of the consolidated communities containing 2,795 apartment homes were under redevelopment, as discussed below;

•	26 wholly-owned communities under construction that are expected to contain an aggregate of 8,112 apartment homes when completed; and

•	rights to develop an additional 32 communities that, if developed in the manner expected, will contain an estimated 9,634 apartment homes.
We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.
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

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, operation and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. We pursue our development, investment and operating activities with the purpose of Creating a Better Way to Live. Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. In addition to our in-house development and construction capabilities, we supplement our growth through our in-house redevelopment and acquisition platforms. We believe that our organizational structure, which includes dedicated development and operational teams in each of our regions, and strong culture are key differentiators and provide us with access to highly talented, dedicated and capable associates.
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
On February 27, 2013, pursuant to an asset purchase agreement dated November 26, 2012, the Company, together with Equity Residential, acquired, directly or indirectly, all of the assets owned by Archstone Enterprise LP ("Archstone," which has since changed its name to Jupiter Enterprise LP), including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown, with certain limited exceptions. Under the terms of the purchase agreement, the Company acquired approximately 40.0% of Archstone's assets and liabilities and Equity Residential acquired approximately 60.0% of Archstone’s assets and liabilities (the “Archstone Acquisition”).
During the three years ended December 31, 2015, excluding activity for the Funds (as defined below) and interests acquired in unconsolidated joint ventures as part of the Archstone Acquisition detailed below, we acquired 56 apartment communities, of which 54 were acquired as part of the Archstone Acquisition. During the three years ended December 31, 2015, we disposed of 17 apartment communities, six of which were acquired in the Archstone Acquisition, and completed the development of 42 apartment communities and the redevelopment of 15 apartment communities. In addition, we acquired two wholly-owned communities in 2016 through the date this Form 10-K was filed.
In March 2005, we formed AvalonBay Value Added Fund, L.P. ("Fund I"), a private, discretionary real estate investment vehicle, which we managed and in which we owned a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in 2008, Fund I acquired 20 communities. During the three years ended December 31, 2015, we realized our pro rata share of the gain from the sale of the last of the 11 communities owned by Fund I. Fund I disposed of the last of its communities in 2014, and was dissolved in April 2015.
In September 2008, we formed AvalonBay Value Added Fund II, L.P. ("Fund II"), a second institutional discretionary real estate investment fund which we manage and in which we own a 31.3% interest. In 2012, Fund II acquired its final operating community. From the commencement of Fund II through the close of its investment period, Fund II acquired 13 operating communities. During the three years ended December 31, 2015, we realized our pro rata share of the gain from the sale of seven communities owned by Fund II. In 2016, through the date this Form 10-K was filed, Fund II sold one community.
In conjunction with the Archstone Acquisition, excluding the Residual JV, we acquired interests in three additional joint ventures, Archstone Multifamily Partners AC LP (the "U.S. Fund"), Archstone Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine").
The U.S. Fund was formed in July 2011 and is fully invested. As of December 31, 2015, the U.S. Fund owns nine communities containing 1,730 apartment homes, one of which includes a marina containing 229 boat slips. Through subsidiaries, we acquired and own the general partner of the fund and hold a 28.6% interest in the fund. In 2016, through the date this Form 10-K was filed, the U.S. Fund had sold two communities.

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
Brandywine owns a 305 apartment home community located in Washington, DC, which is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, we acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2015, hold a 28.7% equity interest in the venture.
A more detailed description of Fund I, Fund II, and the U.S. Fund (collectively, the "Funds"), the AC JV, Brandywine and the related investment activity can be found in the discussion in Note 5, "Investments in Real Estate Entities," of the Consolidated Financial Statements in Item 8 of this report and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential have divested (to third parties or to the Company or Equity Residential) (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”). The Residual Assets included a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries ("SWIB"), a joint venture which disposed of the last of its communities in 2015, various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which the seller has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the Residual JV.
During 2015, we sold seven operating communities including sales by unconsolidated entities, excluding the Residual JV, and recognized a gain in accordance with U.S. generally accepted accounting principles ("GAAP") of $145,351,000. In addition, we sold two undeveloped land parcels and air rights, representing the right to increase density for future residential development, and recognized a gain in accordance with GAAP of $9,647,000.
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
Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•	Boston, Massachusetts;

•	Fairfield, Connecticut;

•	Irvine, California;

•	Long Island, New York;

•	Los Angeles, California;

•	New York, New York;

•	San Diego, CA;

•	San Francisco, California;

•	San Jose, California;

•	Seattle, Washington;

•	Virginia Beach, Virginia; and

•	Woodbridge, New Jersey.
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
Redevelopment Strategy.    When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have dedicated redevelopment teams and procedures that are intended to control both the cost and risks of redevelopment. Our redevelopment teams, which include redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by undertaking the redevelopment primarily through an occupied turn strategy, in which we continue to operate the community as we install improvements, working to minimize any impact on our current residents.
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
As part of the Archstone Acquisition, we acquired 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or repaying secured financing on, the contributed assets. As of December 31, 2015, the aggregate amount of the tax protection payments that would be triggered by the sale of all 14 contributed assets is estimated to be approximately $41,700,000.
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
While we have achieved growth in the past through the establishment of discretionary real estate investments funds, which placed certain limitations on our ability to acquire new communities during their investments periods, we are not presently pursuing the formation of a new discretionary real estate investment fund, preferring at this time to maintain flexibility in shaping our portfolio of wholly-owned assets through acquisitions and dispositions.
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

•
we have established a customer care center, centralizing and improving the efficiency and consistency in the application of Company policies for many of the administrative tasks associated with owning and operating apartment communities; and

•	we aggressively pursue real estate tax appeals.
On-site property management teams receive bonuses based largely upon the revenue, expense and NOI produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.
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
Financing Strategy.    We maintain a capital structure that provides financial flexibility to ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,500,000,000 revolving variable rate unsecured credit facility (the "Credit Facility"), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.
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
Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2015, we had a total of 660,605 square feet of rentable retail space, excluding retail space within communities currently under construction. Gross rental revenue provided by leased retail space in 2015 was $18,528,000 (1.0% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail or for-sale residential components of a mixed-use building or project that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.
We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times we intend to make investments in a manner so as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code of 1986, as amended (the "Code") (or the Treasury Regulations thereunder), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT.
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
We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the "Investor Relations" section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Conduct, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Executive Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, and Policy on Recoupment of Incentive Compensation, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.
We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2016, we had 2,981 employees.

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
Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our communities. The risks that may adversely affect conditions in those markets include the following:

•	corporate restructurings and/or layoffs, industry slowdowns and other factors that adversely affect the local economy;

•	an oversupply of, or a reduced demand for, apartment homes;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases;

•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and

•	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.
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
We are subject to the risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. In this regard, we note that in order for us to continue to qualify as a REIT, we are required to annually distribute dividends generally equal to at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding any net capital gain. This requirement limits the amount of our cash flow available to meet required principal and interest payments. The principal outstanding balance on a portion of our debt will not be fully amortized prior to its maturity. Although we may be able to repay our debt by using our cash flows, we cannot assure you that we will have sufficient cash flows available to make all required principal payments. Therefore, we may need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that a refinancing will not be done on as favorable terms; either of these outcomes could have a material adverse effect on our financial condition and results of operations.
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
We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as "tax-exempt bonds" and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2015, approximately 6.0% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years) may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.
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
Instead of acquiring or developing apartment communities directly, at times we invest as a partner or a co-venturer. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals that are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.
We are exposed to risks associated with investment in and management of discretionary real estate investment funds.
We formed Fund II, in which we have an equity interest of 31.3%, and as part of the Archstone Acquisition we acquired equity interests in the U.S. Fund and the AC JV of 28.6% and 20.0%, respectively, which, through wholly-owned subsidiaries, we manage as the general partner and managing member. The investment periods for Fund II and the U.S. Fund are over. The Funds present risks, including the following:

•
our subsidiaries that are the general partners of the Funds are generally liable, under partnership law, for the debts and obligations of the respective Funds, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the Funds;

•
investors in the Funds holding a majority of the partnership interests may remove us as the general partner without cause, in the case of Fund II, subject to our right to receive compensation for an additional period of management fees after such removal and our right to acquire one of the properties then held by such Funds;

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
All of our stabilized operating communities, and all of the communities that we are currently developing, have been subjected to at least a Phase I or similar environmental assessment, which generally does not involve invasive techniques such as soil or groundwater sampling. These assessments, together with subsurface assessments conducted on some properties, have not revealed, and we are not otherwise aware of, any environmental conditions that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. In connection with our ownership, operation and development of communities, from time to time we undertake substantial remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. In some cases, an indemnity exists upon which we may be able to rely if environmental liability arises from the contamination or remediation costs exceed estimates. There can be no assurance, however, that all necessary remediation actions have been or will be undertaken at our properties or that we will be indemnified, in full or at all, in the event that environmental liability arises.
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
We believe that we are organized and qualified as a REIT, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as a REIT, or that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of this qualification.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    COMMUNITIES
Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development ("Development Communities") and Development Rights (as defined below). Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities. While we generally establish the classification of communities on an annual basis, we intend to update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change during the year.
The following is a description of each category:
Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year. The Established Communities for the year ended December 31, 2015 are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2014, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the current year period. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other completed communities that we own and that are consolidated for financial reporting purposes, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

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
As of December 31, 2015, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	33	7,277
Metro NY/NJ	34	11,355
Mid-Atlantic	26	8,789
Pacific Northwest	14	3,444
Northern California	30	9,201
Southern California	40	11,068
Total Established	177	51,134

Other Stabilized Communities:
New England	10	2,477
Metro NY/NJ	6	1,404
Mid-Atlantic	3	970
Pacific Northwest	1	283
Northern California	6	1,201
Southern California	7	3,313
Non-Core	3	1,014
Total Other Stabilized	36	10,662

Lease-Up Communities	17	4,844

Redevelopment Communities	9	2,795

Unconsolidated Communities	20	6,149

Total Current Communities	259	75,584

Development Communities	26	8,112

Total Communities	285	83,696

Development Rights	32	9,634
Our holdings under each of the above categories are discussed on the following pages.
We generally establish the composition of our Established Communities portfolio annually. Determined as of January 1 of each of the respective years, the Established Communities portfolios for the years ended December 31, 2015, 2014 and 2013 were as follows:

Number of communities
Established Communities as of December 31, 2012	103
Communities added	19
Communities removed (1):	—
Redevelopment Communities	(5)
Disposed Communities	(2)
Established Communities as of December 31, 2013	115
Communities added	67
Communities removed (1):	—
Redevelopment Communities	(8)
Disposed Communities	(2)
Established Communities as of December 31, 2014	172
Communities added	13
Communities removed (1):	—
Redevelopment Communities	(4)
Disposed Communities	(3)
Other Stabilized (2)	(1)
Established Communities as of December 31, 2015	177
_________________________________

(1)
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

(2)	Avalon at Edgewater was moved from the Established Communities portfolio to the Other Stabilized portfolio as a result of the fire that occurred in January 2015.
Current Communities
Our Current Communities include garden-style apartment communities consisting of multi-story buildings in landscaped settings, as well as mid and high rise apartment communities in urban settings. As of January 31, 2016, our Current Communities consisted of 140 garden-style (of which 18 are mixed communities and include town homes), 23 high-rise and 94 mid-rise apartment communities.
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
We also have an extensive and ongoing maintenance program to continually maintain and enhance our communities and apartment homes. The aesthetic appeal of our communities and a service-oriented property management team, focused on the specific needs of residents, enhances market appeal to discriminating residents. We believe our mission of Creating a Better Way To Live helps us achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.
Our Current Communities, excluding indirect interests associated with the Residual JV, are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2015	1/31/2016	1/31/2015	1/31/2016	1/31/2015	1/31/2016
New England	50	53	11,444	12,528	15.5%	16.6%
Boston, MA	36	39	8,555	9,639	11.6%	12.8%
Fairfield-New Haven, CT	14	14	2,889	2,889	3.9%	3.8%

Metro NY/NJ	47	49	15,018	14,843	20.2%	19.7%
New York City, NY	10	12	3,582	4,292	4.8%	5.7%
New York Suburban	19	17	5,554	4,949	7.5%	6.6%
New Jersey	18	20	5,882	5,602	7.9%	7.4%

Mid-Atlantic	37	36	13,308	13,308	18.0%	17.6%
Washington Metro/Baltimore, MD	37	36	13,308	13,308	18.0%	17.6%

Pacific Northwest	16	17	3,858	4,225	5.2%	5.6%
Seattle, WA	16	17	3,858	4,225	5.2%	5.6%

Northern California	41	41	11,974	12,158	16.2%	16.0%
San Jose, CA	14	14	4,903	5,158	6.6%	6.8%
Oakland-East Bay, CA	12	11	3,591	3,338	4.9%	4.4%
San Francisco, CA	15	16	3,480	3,662	4.7%	4.8%

Southern California	57	58	17,132	17,473	23.2%	23.2%
Los Angeles, CA	35	36	10,575	10,855	14.4%	14.5%
Orange County, CA	12	12	3,425	3,715	4.6%	4.9%
San Diego, CA	10	10	3,132	2,903	4.2%	3.8%

Non-Core	4	3	1,266	1,014	1.7%	1.3%

	252	257	74,000	75,549	100.0%	100.0%
We manage and operate substantially all of our Current Communities. During the year ended December 31, 2015, we completed construction of 4,170 apartment homes in 13 communities and sold seven communities containing an aggregate of 2,311 apartment homes. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.1 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 13.2 years.
Of the Current Communities, as of January 31, 2016, we owned (directly or through wholly-owned subsidiaries):

•
a full fee simple, or absolute, ownership interest in 236 operating communities, 16 of which are on land subject to land leases, four of which are dual-branded communities with each pair of dual-branded communities being governed by a single land lease. The leases expire in October 2026, November 2028, May 2041, July 2046, December 2061, September 2065, November 2067, December 2086, April 2095, May 2105, September 2105, April 2106, November 2106 and March 2142;

•
a general partnership interest and an indirect limited partnership interest in Fund II, the U.S. Fund and the AC JV. Subsidiaries of Fund II own a fee simple interest in six operating communities, subsidiaries of the U.S. Fund own a fee simple interest in eight operating communities, of which one is subject to a land lease, and subsidiaries of the AC JV own a fee simple interest in three operating communities;

•	a general partnership interest in one partnership structured as a "DownREIT," as described more fully below, that owns one community; and

•	a membership interest in three limited liability companies, that each hold a fee simple interest in an operating community.
For some communities, a land lease is used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration. We have options to purchase the underlying land for certain of the land leases for which we have an absolute ownership interest that expire in October 2026, November 2028, May 2041, July 2046, December 2086 and April 2095.
We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 25 of the 26 Development Communities. We are developing one Development Community with a private development partner and we will own the multifamily rental portion of the development.
In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2016, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Profile of Current, Development and Unconsolidated Communities (1)

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	230,956	1994	1,166	94.9%	94.7%	93.8%	$2,304	$1.98	$24,038
Eaves Quincy	Quincy, MA	245	224,538	1986/1995	916	94.7%	95.4%	94.6%	1,756	1.92	26,099
Avalon Essex	Peabody, MA	154	198,478	2000	1,289	94.8%	97.0%	95.9%	2,018	1.57	23,515
Avalon Oaks West	Wilmington, MA	120	133,376	2002	1,111	94.2%	95.3%	95.8%	1,693	1.52	17,602
Avalon Orchards	Marlborough, MA	156	175,832	2002	1,127	95.5%	96.5%	95.3%	1,759	1.56	23,175
Avalon at Newton Highlands (4)	Newton, MA	294	341,285	2003	1,161	94.9%	95.1%	96.4%	2,757	2.38	60,354
Avalon at The Pinehills	Plymouth, MA	192	255,231	2004	1,329	93.2%	95.5%	95.3%	2,248	1.69	37,594
Eaves Peabody	Peabody, MA	286	250,624	1962/2004	876	97.9%	97.5%	95.8%	1,631	1.86	35,970
Avalon at Bedford Center	Bedford, MA	139	159,914	2006	1,150	95.0%	96.3%	97.4%	2,215	1.93	25,276
Avalon at Chestnut Hill	Chestnut Hill, MA	204	270,956	2007	1,328	96.6%	96.3%	97.2%	3,202	2.41	62,560
Avalon Shrewsbury	Shrewsbury, MA	251	272,861	2007	1,087	95.6%	96.3%	94.4%	1,660	1.53	36,968
Avalon at Lexington Hills	Lexington, MA	387	484,402	2008	1,252	95.3%	95.1%	95.9%	2,547	2.04	89,481
Avalon Acton	Acton, MA	380	375,074	2008	987	95.5%	95.4%	95.0%	1,688	1.71	64,377
Avalon at Hingham Shipyard	Hingham, MA	235	290,951	2009	1,238	91.0%	94.4%	94.1%	2,646	2.14	54,664
Avalon Sharon	Sharon, MA	156	175,389	2008	1,124	95.5%	95.6%	94.9%	2,036	1.81	30,626
Avalon Northborough	Northborough, MA	382	454,033	2009	1,189	97.1%	96.1%	94.2%	1,877	1.58	60,690
Avalon Blue Hills	Randolph, MA	276	269,990	2009	978	94.9%	95.3%	95.3%	1,647	1.68	46,444
Avalon Cohasset	Cohasset, MA	220	293,272	2012	1,333	93.2%	95.2%	93.0%	2,230	1.67	55,073
Avalon Andover	Andover, MA	115	132,918	2012	1,156	96.5%	95.2%	92.8%	1,999	1.73	26,183
Avalon Prudential Center II	Boston, MA	266	243,315	1968/1998	915	94.7%	96.2%	95.0%	3,508	3.84	84,182
Avalon Prudential Center I	Boston, MA	243	242,410	1968/1998	998	97.1%	96.0%	95.4%	3,731	3.74	71,412
Eaves North Quincy	Quincy, MA	224	157,908	1977/2013	705	95.5%	94.5%	96.3%	1,884	2.67	54,154
Avalon at Center Place (5)	Providence, RI	225	222,477	1991/1997	989	93.2%	96.2%	95.2%	2,799	2.83	37,379

Fairfield - New Haven, CT
Eaves Stamford	Stamford, CT	238	222,165	1991	933	94.9%	95.8%	94.3%	2,256	2.42	42,747
Avalon Wilton I	Wilton, CT	102	158,259	1997	1,552	94.1%	94.5%	96.0%	3,466	2.23	22,621
Avalon New Canaan	New Canaan, CT	104	132,080	2002	1,270	94.2%	94.9%	92.8%	3,318	2.61	29,524
AVA Stamford	Stamford, CT	306	315,380	2002/2002	1,031	96.7%	95.1%	95.5%	2,418	2.35	75,152
Avalon Danbury	Danbury, CT	234	235,320	2005	1,006	96.6%	96.4%	96.4%	1,755	1.74	36,368
Avalon Darien	Darien, CT	189	242,675	2004	1,284	95.2%	96.1%	94.7%	2,968	2.31	43,579
Avalon Milford I	Milford, CT	246	217,077	2004	882	95.9%	95.8%	95.5%	1,624	1.84	32,459
Avalon Norwalk	Norwalk, CT	311	310,629	2011	999	96.5%	96.7%	96.3%	2,143	2.15	74,670
Avalon Huntington	Shelton, CT	99	139,925	2008	1,413	95.9%	97.2%	96.7%	2,371	1.68	25,443
Avalon Wilton II	Wilton, CT	100	128,716	2011	1,287	91.0%	96.5%	96.6%	2,497	1.94	30,367

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.

METRO NY/NJ
New York City, NY
Avalon Riverview I (5)	Long Island City, NY	372	333,165	2002	896	96.0%	96.1%	97.6%	3,827	4.27	100,708
Avalon Bowery Place	New York, NY	206	152,725	2006	741	93.2%	96.2%	96.9%	5,477	7.39	95,967
Avalon Riverview North (5)	Long Island City, NY	602	477,665	2008	793	95.2%	95.7%	97.2%	3,607	4.55	169,005
Avalon Bowery Place II	New York, NY	90	73,596	2007	818	100.0%	96.2%	96.9%	5,142	6.29	59,603
Avalon Morningside Park (5)	New York, NY	295	245,320	2009	832	96.3%	95.5%	96.5%	3,859	4.64	115,270
Avalon Fort Greene	Brooklyn, NY	631	498,651	2010	790	95.7%	96.1%	97.0%	3,405	4.31	300,700
Avalon Midtown West	New York, NY	550	393,480	1998/2013	715	95.3%	95.5%	95.2%	4,029	5.63	347,282
Avalon Clinton North	New York, NY	339	222,862	2008/2013	657	95.9%	94.6%	94.0%	3,379	5.14	197,190
Avalon Clinton South	New York, NY	288	196,798	2007/2013	683	94.8%	93.7%	94.3%	3,450	5.05	166,510

New York - Suburban
Avalon Commons	Smithtown, NY	312	377,318	1997	1,209	95.8%	96.2%	96.5%	2,467	2.04	38,775
Eaves Nanuet	Nanuet, NY	504	608,842	1998	1,208	96.4%	95.9%	96.9%	2,391	1.98	58,459
Avalon Willow	Mamaroneck, NY	227	216,289	2000	953	95.6%	94.4%	95.6%	2,605	2.73	48,725
Avalon Court	Melville, NY	494	596,874	1997	1,208	94.1%	95.4%	96.3%	2,865	2.37	62,395
The Avalon	Bronxville, NY	110	118,952	1999	1,081	92.7%	92.3%	93.6%	4,677	4.33	39,216
Avalon at Glen Cove (5)	Glen Cove, NY	256	261,425	2004	1,021	94.1%	95.6%	96.2%	2,734	2.68	69,303
Avalon Pines	Coram, NY	450	545,989	2005	1,213	95.3%	96.1%	96.9%	2,301	1.90	72,577
Avalon Glen Cove North (5)	Glen Cove, NY	111	100,754	2007	908	95.5%	94.9%	96.1%	2,517	2.77	40,277
Avalon White Plains	White Plains, NY	407	372,406	2009	915	94.8%	95.0%	95.6%	3,141	3.43	152,954
Avalon Rockville Centre	Rockville Centre, NY	349	349,048	2012	1,000	98.6%	96.1%	96.4%	3,100	3.10	111,029
Avalon Green II	Elmsford, NY	444	533,544	2012	1,202	91.0%	94.8%	94.8%	2,804	2.33	105,326
Avalon Garden City	Garden City, NY	204	288,443	2013	1,414	93.6%	95.5%	97.2%	3,902	2.76	67,577
Avalon Westbury	Westbury, NY	396	401,496	2006/2013	1,014	96.0%	95.9%	96.5%	2,776	2.74	123,283

New Jersey
Avalon Cove	Jersey City, NJ	504	575,393	1997	1,142	95.2%	96.8%	96.5%	3,630	3.18	112,301
Eaves Lawrenceville (6)	Lawrenceville, NJ	632	707,592	1994	1,120	94.6%	95.4%	95.3%	1,639	1.46	82,880
Avalon Princeton Junction	West Windsor, NJ	512	486,069	1988/1993	949	94.3%	95.5%	95.9%	1,771	1.87	48,894
Avalon at Florham Park	Florham Park, NJ	270	330,410	2001	1,224	96.7%	95.1%	96.0%	2,886	2.36	44,105
Avalon at Freehold	Freehold, NJ	296	317,356	2002	1,072	94.2%	96.0%	95.8%	1,959	1.83	35,683
Avalon Run East	Lawrenceville, NJ	312	341,320	2005	1,094	93.9%	95.7%	96.0%	2,006	1.83	53,239
Avalon at Tinton Falls	Tinton Falls, NJ	216	237,747	2008	1,101	93.1%	95.4%	95.7%	1,984	1.80	41,504
Avalon at West Long Branch	West Long Branch, NJ	180	193,511	2011	1,075	93.9%	95.2%	95.9%	2,071	1.93	25,717
Avalon North Bergen	North Bergen, NJ	164	146,170	2012	891	93.9%	96.1%	97.5%	2,406	2.70	40,900
Avalon at Wesmont Station	Wood-Ridge, NJ	266	242,637	2012	912	94.0%	96.1%	96.7%	2,096	2.30	57,017
Avalon Hackensack at Riverside (5)	Hackensack, NJ	226	228,393	2013	1,011	95.1%	96.9%	96.8%	2,655	2.63	44,625

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	146,799	2013	1,049	97.9%	94.9%	97.2%	2,110	2.01	23,365

MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, DC	308	297,700	1982/1994	967	95.8%	94.4%	92.4%	2,799	2.90	47,018
Avalon at Gallery Place	Washington, DC	203	184,157	2003	907	97.5%	96.9%	95.7%	2,916	3.21	50,452
AVA H Street	Washington, DC	138	95,594	2013	693	94.9%	94.4%	95.5%	2,215	3.20	32,707
Avalon The Albemarle	Washington, DC	228	255,002	1966/2013	1,118	93.0%	94.5%	95.6%	2,641	2.36	82,207
Eaves Tunlaw Gardens	Washington, DC	166	113,512	1944/2013	684	97.6%	95.7%	96.8%	1,749	2.56	41,432
The Statesman	Washington, DC	281	190,420	1961/2013	678	94.0%	95.3%	94.0%	2,027	2.99	77,207
Eaves Glover Park	Washington, DC	120	104,162	1953/2013	868	93.3%	95.6%	95.2%	2,274	2.62	38,258
AVA Van Ness	Washington, DC	269	225,592	1978/2013	839	94.0%	95.8%	94.3%	2,118	2.53	85,237
Avalon First & M	Washington, DC	469	410,812	2012/2013	876	93.8%	95.4%	93.1%	2,806	3.20	200,315
Avalon at Fairway Hills (6)	Columbia, MD	720	724,027	1987/1996	1,006	95.7%	95.4%	95.4%	1,545	1.54	59,127
Eaves Washingtonian Center I	North Potomac, MD	192	191,280	1996	996	92.7%	96.1%	96.9%	1,549	1.55	15,191
Eaves Washingtonian Center II	North Potomac, MD	96	99,386	1998	1,035	96.9%	96.8%	95.7%	1,724	1.67	8,505
Eaves Columbia Town Center	Columbia, MD	392	395,860	1986/1993	1,010	40.8%	95.7%	96.5%	1,552	1.54	55,950
Avalon at Grosvenor Station	Bethesda, MD	497	476,687	2004	959	95.0%	96.2%	95.4%	1,948	2.03	84,301
Avalon at Traville	Rockville, MD	520	573,717	2004	1,103	92.1%	94.9%	96.2%	1,925	1.74	72,519
Avalon Russett	Laurel, MD	238	274,663	1999/2013	1,154	97.5%	96.4%	96.6%	1,849	1.60	60,537
Eaves Fair Lakes	Fairfax, VA	420	355,228	1989/1996	846	95.5%	96.0%	96.7%	1,606	1.90	38,848
AVA Ballston	Arlington, VA	344	294,271	1990	855	93.9%	94.8%	94.4%	2,175	2.54	52,585
Eaves Fairfax City	Fairfax, VA	141	148,282	1988/1997	1,052	97.2%	95.0%	96.4%	1,873	1.78	16,449
Avalon Park Crest	Tysons Corner, VA	354	288,231	2013	814	96.3%	97.3%	96.3%	2,054	2.52	77,112
Eaves Fairfax Towers	Falls Church, VA	415	336,051	1978/2011	810	96.6%	96.3%	96.4%	1,775	2.19	94,495
Avalon Ballston Place	Arlington, VA	383	333,225	2001/2013	870	94.5%	94.8%	94.9%	2,447	2.81	166,042
Eaves Tysons Corner	Vienna, VA	217	209,940	1980/2013	967	98.2%	96.6%	96.4%	1,820	1.88	64,031
Avalon Ballston Square	Arlington, VA	714	626,170	1992/2013	877	95.9%	96.1%	96.0%	2,335	2.66	299,649
Avalon Courthouse Place	Arlington, VA	564	478,896	1999/2013	849	95.4%	94.5%	94.6%	2,379	2.80	243,450
Avalon Reston Landing	Reston, VA	400	398,192	2000/2013	995	95.5%	95.8%	96.4%	1,826	1.83	114,199

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	211,450	1991/1997	952	95.5%	95.4%	95.8%	1,824	1.91	33,173
Avalon at Bear Creek	Redmond, WA	264	288,250	1998/1998	1,092	95.8%	95.5%	95.1%	1,837	1.68	38,022
Avalon Bellevue	Bellevue, WA	201	165,504	2001	823	91.5%	95.7%	94.9%	1,998	2.43	32,509
Avalon RockMeadow	Bothell, WA	206	243,958	2000/2000	1,184	95.6%	94.4%	95.4%	1,634	1.38	26,756
Avalon ParcSquare	Redmond, WA	124	127,251	2000/2000	1,026	94.4%	93.8%	94.8%	1,986	1.93	21,598
Avalon Brandemoor	Lynnwood, WA	424	453,602	2001/2001	1,070	95.3%	94.5%	94.8%	1,478	1.38	47,098
AVA Belltown	Seattle, WA	100	82,418	2001	824	97.0%	94.0%	95.5%	2,185	2.65	19,265

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
Avalon Meydenbauer	Bellevue, WA	368	331,945	2008	902	95.9%	96.2%	96.3%	2,091	2.32	91,099
Avalon Towers Bellevue (5)	Bellevue, WA	397	331,366	2011	835	95.7%	95.2%	95.4%	2,492	2.99	123,845
AVA Queen Anne	Seattle, WA	203	164,644	2012	811	97.5%	95.1%	95.4%	2,201	2.71	54,046
Avalon Brandemoor II	Lynnwood, WA	82	93,320	2011	1,138	96.3%	95.3%	94.2%	1,673	1.47	13,998
AVA Ballard	Seattle, WA	265	190,043	2013	717	94.3%	94.7%	96.2%	2,013	2.81	64,304
Eaves Redmond Campus	Redmond, WA	422	429,190	1991/2013	1,017	96.7%	95.0%	94.4%	1,963	1.93	116,270
Archstone Redmond Lakeview	Redmond, WA	166	141,000	1987/2013	849	97.0%	95.3%	95.9%	1,658	1.95	39,057

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	326,796	1995	939	96.0%	95.5%	95.3%	2,530	2.69	73,094
Eaves San Jose	San Jose, CA	440	387,420	1985/1996	881	80.0%	95.2%	96.4%	2,369	2.69	84,835
Avalon on the Alameda	San Jose, CA	305	299,762	1999	983	94.7%	94.5%	96.0%	2,823	2.87	58,204
Avalon Mountain View (12)	Mountain View, CA	248	211,525	1986	853	95.2%	95.5%	96.3%	3,036	3.56	59,108
Avalon at Cahill Park	San Jose, CA	218	218,177	2002	1,001	97.2%	95.4%	96.2%	2,862	2.86	53,849
Avalon Towers on the Peninsula	Mountain View, CA	211	218,392	2002	1,035	98.1%	96.5%	96.8%	3,848	3.72	66,814
Avalon Willow Glen	San Jose, CA	412	382,147	2002/2013	928	94.9%	95.7%	95.2%	2,520	2.72	132,113
Eaves West Valley	San Jose, CA	789	504,813	1970/2013	640	94.2%	95.7%	96.6%	1,924	3.01	211,920
Eaves Mountain View at Middlefield	Mountain View, CA	402	261,600	1969/2013	651	92.5%	95.3%	96.1%	2,481	3.81	138,200

Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	308	316,052	1992/1994	1,026	96.4%	95.9%	96.9%	2,497	2.43	59,415
Eaves Pleasanton	Pleasanton, CA	456	366,062	1988/1994	803	94.9%	95.1%	96.2%	2,210	2.75	79,583
Eaves Union City	Union City, CA	208	150,225	1973/1996	722	96.2%	95.6%	96.4%	1,975	2.73	23,987
Eaves Fremont	Fremont, CA	235	191,935	1985/1994	817	97.4%	95.5%	96.1%	2,317	2.84	42,895
Avalon Union City	Union City, CA	439	429,800	2009	979	96.8%	95.1%	96.4%	2,234	2.28	119,467
Avalon Walnut Creek (5)	Walnut Creek, CA	418	410,218	2010	981	94.3%	95.2%	96.3%	2,721	2.77	148,243
Eaves Walnut Creek	Walnut Creek, CA	510	380,542	1987/2013	746	95.5%	95.5%	96.3%	1,922	2.58	124,327
Avalon Walnut Ridge II	Walnut Creek, CA	360	251,901	1989/2013	700	95.3%	95.4%	96.5%	2,017	2.88	87,617

San Francisco, CA
Eaves Daly City	Daly City, CA	195	141,411	1972/1997	725	95.9%	96.3%	96.9%	2,384	3.29	32,631
AVA Nob Hill	San Francisco, CA	185	108,962	1990/1995	589	97.8%	95.2%	95.7%	2,885	4.90	33,904
Eaves San Rafael	San Rafael, CA	254	221,780	1973/1996	873	96.0%	96.5%	97.1%	2,339	2.68	47,263
Eaves Foster City	Foster City, CA	288	222,364	1973/1994	772	96.2%	95.4%	96.5%	2,510	3.25	50,504
Eaves Pacifica	Pacifica, CA	220	186,800	1971/1995	849	93.6%	96.3%	97.6%	2,295	2.70	33,648
Avalon Sunset Towers	San Francisco, CA	243	171,836	1961/1996	707	93.4%	93.7%	95.4%	2,772	3.92	39,916
Eaves Diamond Heights	San Francisco, CA	154	123,047	1972/1994	799	98.7%	96.1%	96.7%	2,640	3.30	29,700
Avalon at Mission Bay North	San Francisco, CA	250	241,788	2003	967	94.8%	95.1%	96.6%	4,407	4.56	95,336
Avalon at Mission Bay III	San Francisco, CA	260	261,169	2009	1,004	93.1%	95.2%	96.2%	4,445	4.43	147,918

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
Avalon Ocean Avenue	San Francisco, CA	173	161,083	2012	931	97.7%	95.4%	96.1%	3,542	3.80	58,186
Avalon San Bruno	San Bruno, CA	300	267,171	2004/2013	891	96.7%	95.5%	96.1%	2,701	3.03	112,492
Avalon San Bruno II	San Bruno, CA	185	156,583	2007/2013	846	95.7%	95.2%	96.6%	2,667	3.15	70,390
Avalon San Bruno III	San Bruno, CA	187	232,147	2010/2013	1,241	95.7%	95.3%	96.1%	3,740	3.01	98,625

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon Woodland Hills	Woodland Hills, CA	663	594,396	1989/1997	897	96.8%	95.6%	96.4%	1,960	2.19	111,554
Eaves Warner Center	Woodland Hills, CA	227	191,443	1979/1998	843	95.6%	96.2%	96.8%	1,846	2.19	29,476
Avalon at Glendale (5)	Glendale, CA	223	241,714	2003	1,084	96.8%	96.8%	97.1%	2,633	2.43	43,883
Avalon Burbank	Burbank, CA	400	360,587	1988/2002	901	96.3%	96.5%	96.8%	2,540	2.82	94,859
Avalon Camarillo	Camarillo , CA	249	233,282	2006	937	96.0%	96.6%	96.8%	1,893	2.02	49,145
Avalon Wilshire	Los Angeles, CA	123	125,093	2007	1,017	95.9%	95.6%	96.9%	3,117	3.07	47,699
Avalon Encino	Encino, CA	131	131,220	2008	1,002	99.2%	97.2%	96.9%	2,888	2.88	62,438
Avalon Warner Place	Canoga Park, CA	210	186,402	2008	888	98.1%	96.0%	96.8%	1,927	2.17	52,992
Eaves Phillips Ranch	Pomona, CA	501	498,036	1989/2011	994	95.4%	95.7%	96.2%	1,682	1.69	51,965
Eaves San Dimas	San Dimas, CA	102	94,200	1978/2011	924	97.1%	96.2%	97.2%	1,520	1.65	10,772
Eaves San Dimas Canyon	San Dimas, CA	156	144,669	1981/2011	927	92.9%	94.9%	96.6%	1,634	1.76	15,703
Eaves Cerritos	Artesia, CA	151	106,961	1973/2012	708	98.0%	96.8%	97.3%	1,652	2.33	30,930
Avalon Playa Vista	Los Angeles, CA	309	283,183	2006/2012	916	96.4%	96.0%	96.3%	2,341	2.55	105,068
Avalon Simi Valley	Simi Valley, CA	500	430,218	2007/2013	860	97.2%	95.5%	96.0%	1,820	2.12	119,945
Avalon Studio City II	Studio City, CA	101	83,936	1991/2013	831	92.1%	95.2%	94.9%	2,116	2.55	28,802
Avalon Studio City III	Studio City, CA	276	263,512	2002/2013	955	94.5%	94.3%	93.7%	2,490	2.61	97,541
Avalon Calabasas	Calabasas, CA	600	506,547	1988/2013	844	97.0%	95.6%	95.9%	1,911	2.26	158,823
Avalon Oak Creek	Agoura Hills, CA	336	364,176	2004/2013	1,084	96.1%	96.2%	96.3%	2,426	2.24	128,513
Avalon Del Mar Station	Pasadena, CA	347	338,390	2006/2013	975	94.8%	95.3%	95.6%	2,409	2.47	130,479
Eaves Old Town Pasadena	Pasadena, CA	96	66,420	1972/2013	692	96.9%	96.2%	96.9%	1,931	2.79	25,857
Eaves Thousand Oaks	Thousand Oaks, CA	154	134,388	1992/2013	873	97.4%	95.9%	96.9%	2,063	2.36	36,314
Eaves Los Feliz	Los Angeles, CA	263	201,830	1989/2013	767	96.2%	97.3%	95.6%	1,926	2.51	66,034
Eaves Woodland Hills	Woodland Hills, CA	883	578,668	1971/2013	655	95.5%	96.5%	97.0%	1,506	2.30	168,938
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	140,464	2002/2013	949	95.3%	96.1%	95.8%	2,121	2.23	37,264

Orange County, CA
AVA Newport	Costa Mesa, CA	145	122,415	1956/1996	844	96.6%	95.3%	93.3%	2,155	2.55	15,590
Eaves Mission Viejo	Mission Viejo, CA	166	124,550	1984/1996	750	96.4%	95.7%	96.1%	1,545	2.06	15,240
Eaves South Coast	Costa Mesa, CA	258	207,672	1973/1996	805	96.9%	96.2%	95.8%	1,805	2.24	33,667
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	229,593	1990/1997	763	96.0%	95.9%	95.3%	1,684	2.21	31,945
Eaves Huntington Beach	Huntington Beach, CA	304	268,000	1971/1997	882	94.7%	95.8%	95.9%	1,837	2.08	34,272
Avalon Anaheim Stadium	Anaheim, CA	251	302,480	2009	1,205	93.6%	95.4%	95.7%	2,486	2.06	97,736
Avalon Irvine	Irvine, CA	279	243,157	2010	872	94.9%	95.1%	95.9%	2,016	2.31	77,503

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
Avalon Irvine II	Irvine, CA	179	160,844	2013	899	94.4%	94.6%	94.6%	2,155	2.40	45,264
Eaves Lake Forest	Lake Forest, CA	225	215,319	1975/2011	957	94.2%	95.1%	94.8%	1,730	1.81	28,464
Eaves Seal Beach	Seal Beach, CA	549	388,254	1971/2013	707	95.2%	95.9%	95.8%	1,977	2.80	151,537

San Diego, CA
Eaves Mission Ridge	San Diego, CA	200	207,700	1960/1997	1,039	97.0%	95.4%	96.0%	1,970	1.90	24,991
AVA Cortez Hill (5)	San Diego, CA	299	230,395	1973/1998	771	94.6%	95.4%	95.6%	1,878	2.44	46,399
Avalon Fashion Valley	San Diego, CA	161	183,802	2008	1,142	94.4%	95.2%	95.3%	2,309	2.02	64,998
Eaves San Marcos	San Marcos, CA	184	161,352	1988/2011	877	94.5%	95.5%	96.6%	1,775	2.02	17,644
Eaves Rancho Penasquitos	San Diego, CA	250	191,256	1986/2011	765	95.2%	95.1%	95.4%	1,692	2.21	35,862
Eaves La Mesa	La Mesa, CA	168	139,428	1989/2013	830	95.2%	95.6%	95.5%	1,698	2.05	39,326

OTHER STABILIZED
Eaves Dublin (7)	Dublin, CA	204	179,004	1989/1997	877	93.1%	95.6%	96.0%	2,272	2.59	37,228
AVA Burbank (7)	Burbank, CA	748	530,160	1961/1997	709	94.9%	96.2%	96.0%	1,890	2.67	98,752
AVA Pacific Beach (7)	San Diego, CA	564	402,285	1969/1997	713	94.1%	93.8%	95.7%	1,840	2.58	90,609
Eaves Creekside (7)	Mountain View, CA	296	216,076	1962/1997	730	96.6%	95.6%	95.2%	2,581	3.54	54,119
AVA Pasadena (7)	Pasadena, CA	84	70,648	1973/2012	841	94.0%	95.8%	94.1%	2,288	2.72	25,461
AVA 55 Ninth (8)	San Francisco, CA	273	236,907	2014	868	93.4%	95.5%	56.3%	3,831	4.41	118,613
Avalon Morrison Park (8)	San Jose, CA	250	277,710	2014	1,111	97.6%	96.0%	66.8%	3,040	2.74	78,364
Avalon San Dimas (8)	San Dimas, CA	156	159,937	2014	1,025	94.9%	96.8%	47.7%	1,835	1.79	39,849
Avalon Mission Oaks (9)	Camarillo, CA	160	157,120	2014	982	96.3%	95.8%	100.0%	1,967	2.00	47,029
Toluca Hills Apartments by Avalon (11)	Los Angeles, CA	1,151	797,851	1973/2013	693	N/A	N/A	N/A	N/A	N/A	257,877
Avalon Berkeley (8)	Berkeley, CA	94	78,858	2014	839	94.7%	95.6%	66.3%	2,773	3.31	32,930
Eaves West Valley II	San Jose, CA	84	71,136	2013	847	94.0%	95.4%	93.1%	2,674	3.16	18,412
Avalon Studio City (7)	Studio City, CA	450	331,324	1987/2013	736	94.6%	96.3%	96.5%	1,950	2.65	113,210
Eaves Trumbull	Trumbull, CT	340	379,382	1997	1,116	96.8%	96.2%	95.6%	1,815	1.63	39,528
Avalon Shelton III	Shelton, CT	250	249,190	2013	997	94.4%	96.0%	94.5%	1,864	1.87	48,018
Avalon East Norwalk	Norwalk, CT	240	223,698	2013	932	95.0%	97.0%	94.5%	2,075	2.23	46,641
Avalon at Stratford (8)	Stratford, CT	130	148,136	2014	1,140	93.0%	96.1%	48.6%	1,810	1.59	29,673
Avalon Oaks	Wilmington, MA	204	229,932	1999	1,127	93.6%	94.5%	92.4%	1,771	1.57	24,696
Avalon Natick	Natick, MA	407	362,702	2013	891	95.6%	96.0%	96.5%	2,081	2.33	80,490
Avalon at Assembly Row (5)(8)	Somerville, MA	195	181,910	2015	933	97.9%	97.1%	44.7%	2,679	2.87	55,936
Eaves Burlington (7)	Burlington, MA	203	198,230	1988/2012	977	95.6%	96.7%	95.9%	1,718	1.76	45,426
Avalon Canton at Blue Hills (8)	Canton, MA	196	235,465	2014	1,201	94.9%	95.5%	58.8%	1,954	1.63	40,557
Avalon Burlington	Burlington, MA	312	315,515	1989/2013	1,011	94.2%	95.5%	93.2%	1,886	1.87	88,841
Avalon at Edgewater (10)	Edgewater, NJ	168	175,562	2002	1,045	94.6%	92.9%	96.4%	2,342	2.24	40,434
Avalon Somerset	Somerset, NJ	384	390,365	2013	1,017	95.6%	95.3%	95.5%	2,043	2.01	76,584
Avalon Bloomingdale (8)	Bloomingdale, NJ	174	176,542	2014	1,015	98.3%	95.2%	90.8%	2,114	2.08	30,806
Avalon Green (7)	Elmsford, NY	105	113,538	1995	1,081	91.4%	94.1%	95.2%	2,631	2.43	19,296

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
AVA High Line (5)(8)	New York, NY	405	271,324	2015	670	94.8%	96.2%	59.9%	2,991	4.46	155,989
Avalon Ossining (8)	Ossining, NY	168	184,137	2014	1,096	96.4%	95.3%	61.5%	2,540	2.32	36,687
Archstone Lexington	Flower Mound, TX	222	218,309	2000/2013	983	91.9%	94.3%	95.9%	1,427	1.45	32,349
Archstone Toscano (8)	Houston, TX	474	460,983	2014	973	92.8%	95.2%	72.1%	1,710	1.76	87,972
Memorial Heights Villages (8)	Houston, TX	318	305,262	2014	960	83.2%	88.0%	35.4%	1,762	1.84	52,543
Avalon Tysons Corner (7)	Tysons Corner, VA	558	613,426	1996	1,099	93.4%	95.5%	94.4%	2,105	1.91	69,733
Avalon Arlington North (8)	Arlington, VA	228	268,499	2014	1,178	94.7%	95.8%	55.3%	2,919	2.48	80,677
Oakwood Arlington (11)	Arlington, VA	184	154,376	1987/2013	839	N/A	N/A	N/A	N/A	N/A	59,551
AVA University District (8)	Seattle, WA	283	201,389	2014	712	89.7%	91.1%	67.3%	2,262	3.18	73,660

LEASE-UP
Avalon Exeter (5)(8)	Boston, MA	187	200,641	2014	1,073	94.6%	91.4%	28.0%	5,531	5.15	126,504
AVA Somerville (5)(8)	Somerville, MA	250	200,207	2015	801	96.8%	82.1%	7.9%	2,436	3.04	71,712
AVA Theater District (8)	Boston, MA	398	324,982	2015	817	56.9%	22.2%	N/A	3,851	4.72	177,181
Avalon Marlborough (8)	Marlborough, MA	350	417,647	2015	1,193	82.2%	43.8%	N/A	2,054	1.72	74,391
Avalon Framingham (8)	Framingham, MA	180	211,095	2015	1,173	62.0%	34.5%	N/A	2,259	1.93	43,307
Avalon Huntington Station (8)	Huntington Station, NY	303	364,602	2014	1,203	95.4%	97.2%	40.9%	2,489	2.07	80,498
Avalon Wharton (8)	Wharton, NJ	247	245,531	2015	994	97.6%	84.5%	18.3%	2,008	2.02	50,777
Avalon Bloomfield Station (8)	Bloomfield, NJ	224	211,102	2015	942	98.2%	45.8%	N/A	2,384	2.53	50,592
Avalon Roseland (8)	Roseland, NJ	136	192,530	2015	1,416	93.3%	61.5%	N/A	2,940	2.08	45,769
Avalon West Chelsea (5)(8)	New York, NY	305	226,556	2015	743	96.4%	91.3%	26.7%	3,837	5.17	119,361
Avalon Mosaic (8)	Fairfax, VA	531	458,198	2014	863	92.8%	94.2%	52.0%	2,050	2.38	109,211
Avalon Alderwood I (8)	Lynnwood, WA	367	352,238	2015	960	93.2%	90.3%	30.1%	1,629	1.70	67,717
Avalon Dublin Station (8)	Dublin, CA	253	247,430	2014	978	95.7%	91.1%	63.8%	2,576	2.63	78,674
Avalon Hayes Valley (8)	San Francisco, CA	182	135,082	2015	742	97.2%	58.4%	N/A	4,353	5.87	92,394
Avalon Vista (8)	Vista, CA	221	222,814	2015	1,008	92.2%	50.2%	N/A	2,005	1.99	55,347
Avalon Baker Ranch (8)	Lake Forest, CA	430	425,497	2015	990	96.7%	54.5%	5.7%	2,251	2.27	129,106
AVA Little Tokyo (8)	Los Angeles, CA	280	285,220	2015	1,019	93.9%	83.6%	18.9%	2,751	2.70	108,426

REDEVELOPMENT
Avalon Silicon Valley (7)	Sunnyvale, CA	710	653,929	1998	921	95.6%	94.8%	96.0%	2,795	3.03	131,449
Avalon Santa Monica on Main (7)	Santa Monica, CA	133	122,460	2007/2013	921	89.9%	93.8%	95.9%	4,341	4.71	103,770
Avalon La Jolla Colony (7)	San Diego, CA	180	137,036	1987/2013	761	92.7%	95.2%	96.6%	1,849	2.43	48,141
Avalon Walnut Ridge I (7)	Walnut Creek, CA	106	80,942	2000/2013	764	94.3%	95.9%	96.9%	2,181	2.86	32,259
Avalon Pasadena (7)	Pasadena, CA	120	102,516	2004/2013	854	94.1%	96.2%	96.1%	2,537	2.97	44,517
AVA Back Bay (7)	Boston, MA	271	246,830	1968/1998	911	95.8%	94.1%	93.2%	3,510	3.85	85,080
Avalon Bear Hill (7)	Waltham, MA	324	391,394	1999/2013	1,208	90.3%	93.5%	94.2%	2,631	2.18	142,358
Avalon Towers (7)	Long Beach, NY	109	124,611	1990/1995	1,143	91.7%	93.5%	96.5%	4,000	3.50	35,218
Avalon at Arlington Square (7)	Arlington, VA	842	896,262	2001	1,064	94.5%	93.5%	95.3%	2,098	1.97	130,407

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
DEVELOPMENT
Avalon Glendora (8)	Glendora, CA	280	266,226	N/A	951	53.0%	20.4%	N/A	N/A	N/A	82,068
Avalon Irvine III (8)	Irvine, CA	156	151,363	N/A	970	N/A	1.6%	N/A	N/A	N/A	52,308
Avalon Dublin Station II (8)	Dublin, CA	252	243,809	N/A	967	8.8%	4.3%	N/A	N/A	N/A	80,745
Avalon West Hollywood (8)	West Hollywood, CA	294	290,701	N/A	989	N/A	N/A	N/A	N/A	N/A	93,676
Avalon Chino Hills (8)	Chino Hills, CA	331	327,890	N/A	991	N/A	N/A	N/A	N/A	N/A	24,639
Avalon Dogpatch (8)	San Francisco, CA	326	262,927	N/A	807	N/A	N/A	N/A	N/A	N/A	62,306
Avalon Huntington Beach (8)	Huntington Beach, CA	378	322,073	N/A	852	N/A	N/A	N/A	N/A	N/A	88,629
AVA NoMa (8)	Washington, DC	438	367,192	N/A	838	N/A	N/A	N/A	N/A	N/A	47,794
Avalon North Station (8)	Boston, MA	503	403,610	N/A	802	N/A	N/A	N/A	N/A	N/A	142,911
Avalon Quincy (8)	Quincy, MA	395	371,688	N/A	941	N/A	N/A	N/A	N/A	N/A	34,498
AVA Wheaton (8)	Wheaton, MD	319	267,096	N/A	837	N/A	N/A	N/A	N/A	N/A	18,295
Avalon Hunt Valley (8)	Hunt Valley, MD	332	319,791	N/A	963	N/A	N/A	N/A	N/A	N/A	29,230
Avalon Laurel (8)	Laurel, MD	344	374,145	N/A	1,088	N/A	N/A	N/A	N/A	N/A	31,008
Avalon Princeton (8)	Princeton, NJ	280	287,078	N/A	1,025	N/A	N/A	N/A	N/A	N/A	50,071
Avalon Union (8)	Union, NJ	202	230,418	N/A	1,141	12.4%	5.7%	N/A	N/A	N/A	39,461
Avalon Maplewood (8)	Maplewood, NJ	235	209,560	N/A	892	N/A	N/A	N/A	N/A	N/A	19,180
Avalon Willoughby Square/AVA DoBro (8)	Brooklyn, NY	826	606,671	N/A	734	6.9%	6.3%	N/A	N/A	N/A	408,947
Avalon Green III (8)	Elmsford, NY	68	77,722	N/A	1,143	22.1%	14.2%	N/A	N/A	N/A	21,149
Avalon Great Neck (8)	Great Neck, NY	191	202,873	N/A	1,062	N/A	N/A	N/A	N/A	N/A	26,237
Avalon Sheepshead Bay (8)	Brooklyn, NY	180	149,824	N/A	832	N/A	N/A	N/A	N/A	N/A	20,394
Avalon Rockville Centre II (8)	Rockville Centre, NY	165	148,268	N/A	899	N/A	N/A	N/A	N/A	N/A	11,302
Avalon Falls Church (8)	Falls Church, VA	384	396,536	N/A	1,033	66.5%	31.0%	N/A	N/A	N/A	104,478
AVA Capitol Hill (8)	Seattle, WA	249	175,286	N/A	704	18.1%	6.5%	N/A	N/A	N/A	79,080
Avalon Esterra Park (8)	Redmond, WA	482	440,848	N/A	915	N/A	N/A	N/A	N/A	N/A	84,428
Avalon Alderwood II (8)	Redmond, WA	124	119,904	N/A	967	N/A	N/A	N/A	N/A	N/A	14,264
Avalon Newcastle I (8)	Newcastle, WA	378	388,082	N/A	1,027	N/A	N/A	N/A	N/A	N/A	27,140

UNCONSOLIDATED COMMUNITIES
Avalon at Mission Bay North II (12)	San Francisco, CA	313	291,655	2006	932	96.2%	95.6%	96.1%	4,214	4.52	N/A
Eaves Tustin (13)	Tustin, CA	628	511,992	1972/2010	815	96.3%	96.1%	96.3%	1,646	2.02	N/A
Eaves Rancho San Diego (13)(16)	El Cajon, CA	676	587,500	1986/2011	869	93.0%	95.6%	95.9%	1,638	1.88	N/A
Briarwood Apartments (13)	Owings Mills, MD	348	340,868	1999/2010	980	96.5%	96.0%	96.6%	1,365	1.39	N/A
Eaves Gaithersburg (13)	Gaithersburg, MD	684	658,816	1974/2010	963	95.9%	95.9%	96.4%	1,396	1.45	N/A
Eaves Rockville (13)	Rockville, MD	210	403,912	1970/2011	1,923	96.7%	97.7%	96.6%	2,234	1.16	N/A
Avalon Watchung (13)	Watchung, NJ	334	336,586	2003/2012	1,008	94.6%	95.5%	96.2%	2,092	2.08	N/A
Avalon North Point (14)	Cambridge, MA	426	383,537	2008/2013	900	95.5%	95.8%	92.0%	3,345	3.72	N/A
Avalon Station 250 (15)	Dedham, MA	285	305,862	2011/2013	1,073	90.9%	94.7%	94.7%	2,206	2.06	N/A
Avalon North Point Lofts (8)(14)	Cambridge, MA	103	46,506	2014	452	95.1%	95.7%	33.9%	2,037	4.51	N/A
Avalon Kips Bay (15)(16)	New York, NY	209	152,865	1998/2013	731	95.7%	96.0%	95.4%	4,837	6.61	N/A

			Approx. rentable area (Sq. Ft.)	Year of completion/ acquisition	Average size (Sq. Ft.)	Physical occupancy at 12/31/15	Average economic occupancy		Average rental rate		Financial reporting cost (3)
	City and state	Number of homes					2015	2014	$ per Apt (2)	$ per Sq. Ft.
Brandywine (12)	Washington, DC	305	308,050	1954/2013	1,010	N/A	95.8%	92.4%	2,419	2.39	N/A
Avalon Woodland Park (14)	Herndon, VA	392	393,112	2000/2013	1,003	96.9%	95.7%	95.6%	1,703	1.70	N/A
Avalon Grosvenor Tower (15)	North Bethesda, MD	237	230,439	1987/2013	972	96.6%	95.9%	94.6%	2,038	2.10	N/A
Eaves Sunnyvale (15)	Sunnyvale, CA	192	204,060	1991/2013	1,063	95.3%	95.8%	96.7%	2,986	2.81	N/A
Archstone Boca Town Center (15)(16)	Boca Raton, FL	252	268,200	1988/2013	1,064	96.8%	97.0%	94.5%	1,645	1.55	N/A
Avalon Kirkland at Carillon (15)	Kirkland, WA	131	176,160	1990/2013	1,345	92.2%	94.1%	94.4%	2,630	1.96	N/A
Avalon Studio 4041 (15)	Studio City, CA	149	120,354	2009/2013	808	90.6%	94.7%	96.0%	2,366	2.93	N/A
Avalon Marina Bay (5)(15)	Marina del Rey, CA	205	177,945	1968/2013	868	95.1%	95.4%	80.3%	3,070	3.54	N/A
Avalon Venice on Rose (15)	Venice, CA	70	84,508	2012/2013	1,207	92.9%	93.7%	95.6%	5,005	4.15	N/A
____________________________

1.	We own a fee simple interest in the communities listed, excepted as noted below.

2.	Represents the average per occupied apartment home.

3.
Dollars in thousands. Costs are presented in accordance with GAAP. For current Development Communities, cost represents total costs incurred through December 31, 2015 without reduction for deprecation. Financial reporting costs are excluded for unconsolidated communities, see Note 5, "Investments in Real Estate Entities."

4.	We own a general partnership interest in a partnership structured as a DownREIT that owns this community.

5.	Community is located on land subject to a land lease.

6.	We own a general partnership interest in a partnership that owns a fee simple interest in this community.

7.	Community was under redevelopment during 2015 and/or 2014, which could result in lower average economic occupancy and average rental rate per square foot for the year.

8.	Community was under construction or completed development during 2015 and/or 2014, which could result in lower average economic occupancy and average rental rate per square foot for the year.

9.	Community was purchased during 2014, which could result in lower average economic occupancy and average rental rate per square foot for the year.

10.
Does not include the 240 apartment homes which were destroyed as a result of the fire at Avalon at Edgewater in January 2015. The financial reporting cost includes the basis for the land parcel which held the apartment homes which were destroyed, and is net of the recognized impairment to write-off the net book value of the fixed assets destroyed by the fire.

11.	During 2015, the community was master leased to a third party manager.

12.	We own a membership interest in a limited liability company that holds a fee simple interest in this community.

13.	We own a 31.3% combined general partnership and indirect limited partner equity interest in this community.

14.	We own a 20.0% combined general partnership and indirect limited partner equity interest in this community.

15.	We own a 28.6% combined general partnership and indirect limited partner equity interest in this community.

16.	The venture sold this community in 2016.

Development Communities
As of December 31, 2015, we had 26 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 8,112 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,884,800,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. "Risk Factors" for a discussion of the risks associated with development activity and our discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including the factors identified under "Forward-Looking Statements") for further discussion of development activity.
The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities, unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Falls Church Falls Church, VA	384	$109.8	Q1 2014	Q1 2015	Q1 2016	Q3 2016
2.	Avalon Glendora Glendora, CA	280	82.5	Q4 2013	Q2 2015	Q1 2016	Q3 2016
3.	Avalon Green III Elmsford, NY	68	22.1	Q4 2014	Q3 2015	Q1 2016	Q3 2016
4.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	444.9	Q3 2013	Q4 2015	Q4 2016	Q3 2017
5.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
6.	Avalon Dublin Station II Dublin, CA	252	83.7	Q2 2014	Q4 2015	Q3 2016	Q4 2016
7.	Avalon Union Union, NJ	202	50.7	Q4 2014	Q4 2015	Q2 2016	Q4 2016
8.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q1 2016	Q2 2016	Q4 2016
9.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q1 2016	Q2 2017	Q4 2017
10.	Avalon West Hollywood West Hollywood, CA	294	151.7	Q2 2014	Q4 2016	Q3 2017	Q2 2018
11.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q1 2016	Q2 2017	Q4 2017
12.	Avalon North Station Boston, MA	503	257.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
13.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
14.	Avalon Alderwood II Lynnwood, WA	124	26.1	Q1 2015	Q2 2016	Q3 2016	Q4 2016
15.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q3 2016	Q2 2017	Q4 2017
16.	Avalon Laurel Laurel, MD	344	72.4	Q2 2015	Q1 2016	Q1 2017	Q3 2017
17	Avalon Quincy Quincy, MA	395	95.3	Q2 2015	Q3 2016	Q2 2017	Q4 2017
18.	Avalon Great Neck Great Neck, NY	191	78.9	Q2 2015	Q1 2017	Q2 2017	Q4 2017
19.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q2 2017	Q1 2018	Q3 2018
20.	Avalon Newcastle I Newcastle, WA	378	110.1	Q3 2015	Q4 2016	Q4 2017	Q2 2018
21.	Avalon Chino Hills Chino Hills, CA	331	96.9	Q3 2015	Q1 2017	Q4 2017	Q2 2018
22.	Avalon Sheepshead Bay (4) Brooklyn, NY	180	86.4	Q3 2015	Q3 2017	Q4 2017	Q2 2018
23.	Avalon Maplewood Maplewood, NJ	235	66.3	Q4 2015	Q3 2017	Q1 2018	Q3 2018
24.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q3 2017	Q4 2017	Q2 2018
25.	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q2 2017	Q1 2018	Q3 2018
26.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q4 2017	Q3 2018	Q1 2019
	Total	8,112	$2,884.8
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

(4)
We are developing this project with a private development partner. We will own the rental portion of the development on floors 3 through 19 and the partner will own the for-sale condominium portion on floors 20 through 30 of the development. The information above represents only our portion of the project. We are providing a construction loan to the development partner, expected to be $48,800,000 which together with the partner's contributed equity is expected to fund the condominium portion of the project. A more detailed description of Avalon Sheepshead Bay can be found in Note 5, "Investments in Real Estate Entities," of the Consolidated Financial Statements set forth in Item 8 of this report.

During the year ended December 31, 2015, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon West Chelsea/AVA High Line (2) (3) New York, NY	710	$271.9	497,880	$546	Q1 2015
2.	Avalon Alderwood I Lynnwood, WA	367	67.8	352,238	$192	Q1 2015
3.	AVA Little Tokyo (2) Los Angeles, CA	280	112.4	285,220	$394	Q1 2015
4.	Avalon Assembly Row/AVA Somerville (3) Somerville, MA	445	129.0	382,117	$338	Q2 2015
5.	Avalon Wharton Wharton, NJ	247	51.1	245,531	$208	Q2 2015
6.	Avalon Hayes Valley San Francisco, CA	182	95.4	135,082	$706	Q2 2015
7.	Avalon Vista Vista, CA	221	56.7	222,814	$254	Q3 2015
8.	Avalon Roseland Roseland, NJ	136	46.3	192,641	$240	Q3 2015
9.	Avalon Baker Ranch Lake Forest, CA	430	130.2	425,497	$306	Q4 2015
10.	Avalon Marlborough Marlborough, MA	350	75.6	417,647	$181	Q4 2015
11.	AVA Theater District Boston, MA	398	181.4	324,982	$558	Q4 2015
12.	Avalon Bloomfield Station Bloomfield, NJ	224	51.0	211,156	$242	Q4 2015
13.	Avalon Framingham Framingham, MA	180	43.9	211,095	$208	Q4 2015
	Total	4,170	$1,312.7
____________________________________

(1)	Total capitalized cost is as of December 31, 2015. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

(2)	Development contains at least 10,000 square feet of retail space.

(3)	Upon completion of construction we considered each phase of these dual-branded developments as separate operating communities, both of which we own subject to a single land lease.
Redevelopment Communities
As of December 31, 2015, there were nine communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $122,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1A. "Risk Factors" for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon Towers Long Beach, NY	109	$10.2	Q4 2014	Q2 2016	Q4 2016
2.	Avalon at Arlington Square Arlington, VA	842	21.3	Q4 2014	Q1 2016	Q3 2017
3.	Avalon Bear Hill Waltham, MA	324	21.4	Q2 2015	Q3 2016	Q1 2017
4.	Avalon Santa Monica on Main Santa Monica, CA	133	10.0	Q4 2014	Q1 2016	Q3 2016
5.	Avalon Silicon Valley Sunnyvale, CA	710	29.9	Q4 2014	Q1 2017	Q3 2017
6.	AVA Back Bay Boston, MA	271	8.8	Q3 2015	Q1 2017	Q3 2017
7.	Avalon La Jolla Colony San Diego, CA	180	10.2	Q3 2015	Q3 2016	Q1 2017
8.	Avalon Walnut Ridge I Walnut Creek, CA	106	5.0	Q3 2015	Q2 2016	Q4 2016
9.	Avalon Pasadena Pasadena, CA	120	5.2	Q4 2015	Q3 2016	Q1 2017
	Total	2,795	$122.0
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.
Development Rights
At December 31, 2015, we had $484,377,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $37,577,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 32 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2015 includes $442,016,000 in original land acquisition costs. The original land acquisition cost per home, after consideration of planned sales of associated outparcels and other real estate, ranged from $16,000 per home in Massachusetts to $326,000 per home in New York. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,634 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.
For 24 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for the eight remaining Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.
The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2015, we incurred a charge of approximately $3,016,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.
You should carefully review Item 1A. "Risk Factors," for a discussion of the risks associated with Development Rights.

The following presents a summary of these Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	7	1,759	$575
Metro NY/NJ	12	3,673	1,295
Mid-Atlantic	4	1,305	352
Pacific Northwest	4	1,224	374
Northern California	4	978	481
Southern California	1	695	341
Total	32	9,634	$3,418
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

Land Acquisitions
We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2015 we acquired direct and indirect interests in land parcels for eight Development Rights, as shown in the table below, for an aggregate investment of approximately $480,550,000. For six of the eight parcels, construction has either started or is expected to start within the next 12 months.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Newcastle I Newcastle, WA	378	$110.1	January 2015
2.	Avalon Newcastle II Newcastle, WA	272	73.7	January 2015
3.	Avalon Columbus Circle New York, NY	262	335.4	January 2015
4.	Avalon Dogpatch San Francisco, CA	326	203.4	February 2015
5.	Avalon Quincy Quincy, MA	395	95.3	March 2015
6.	Avalon Maplewood Maplewood, NJ	235	66.3	May 2015
7.	AVA Hollywood Los Angeles, CA	695	340.7	July 2015
8.	Avalon Sudbury West (2) Sudbury, MA	250	81.8	December 2015
	Total	2,813	$1,306.7
____________________________________

(1)
Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, net of projected proceeds for any planned sales of associated outparcels and other real estate.

(2)	We acquired an indirect interest in this land parcel through an unconsolidated joint venture.

Other Land and Real Estate Assets
We own land parcels with a carrying value of approximately $28,968,000, which we do not currently plan to develop. These parcels consist primarily of ancillary parcels acquired in connection with Development Rights that we had not planned to develop. We currently believe on the filing date of this report there is no need to record a charge for impairment for these parcels. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.
Disposition Activity
We sell assets when they do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2015 to January 31, 2016, we sold our interest in three wholly-owned communities, containing 851 apartment homes. The aggregate gross sales price for these assets was $265,500,000.
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
Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault and the Hayward Fault. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. We have in place with respect to communities located in California and Washington, for any single occurrence and in the aggregate, $150,000,000 of coverage. Earthquake coverage outside of California and Washington is subject to a $175,000,000 limit for each occurrence and in the aggregate. In California the deductible for each occurrence is five percent of the insured value of each damaged building with a maximum of $25,000,000 per loss. Our earthquake insurance outside of California provides for a $100,000 deductible per occurrence except that the next $350,000 of loss per occurrence outside California will be treated as an additional self-insured retention until the total incurred self-insured retention exceeds $1,500,000. We self-insure a portion of our property insurance which includes the earthquake risks.
Through a wholly-owned captive insurance company, the Company is responsible for 12% of the losses for its property insurance coverage in excess of any applicable deductible up to the first $50,000,000 of loss, with amounts beyond that covered by third-party insurance.
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
Edgewater Casualty Gain
In January 2015, a fire occurred at the Company’s Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. In January 2016, the Company reached a final settlement with its property and casualty insurers regarding the property damage and lost income related to the Edgewater fire, resulting in aggregate insurance recoveries for these aspects of this matter, after self-insurance and deductibles, of $73,008,000. The Company received $44,000,000 of these recoveries in 2015 and expects to receive the remaining $29,008,000 during the three months ending March 31, 2016, which will be recognized as casualty gain and business interruption insurance recovery.
To date, a number of lawsuits on behalf of former residents have been filed against us, including four purported class actions. Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.
ITEM 3.    LEGAL PROCEEDINGS
As discussed immediately above, in January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ.
The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company has since revised its maintenance policies to require that non-flame tools be used for plumbing repairs where possible or, where not possible inside the building envelope, that a qualified third party vendor perform the work in accordance with AvalonBay policies.
The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the fire. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim. Through the date of this Form 10-K, of the 229 occupied apartments destroyed in the fire, the residents of approximately 76 units have settled claims with our insurer, and claims from an additional 44 units are being evaluated by our insurer.
To date, four putative class action lawsuits have been filed against the Company on behalf of Avalon at Edgewater residents and others who may have been harmed by the fire. The court has consolidated these actions in the United States District Court for the District of New Jersey. In addition, 18 lawsuits representing approximately 145 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. These cases have been consolidated by the court. The Company believes that it has meritorious defenses to the extent of damages claimed. Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter
The Company is involved in various other claims and/or administrative proceedings unrelated to the Edgewater fire that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2015 and 2014, as reported by the NYSE. On January 29, 2016 there were 524 holders of record of an aggregate of 137,002,607 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2015			2014
	Sales Price		Dividends declared	Sales Price		Dividends declared
	High	Low		High	Low
Quarter ended March 31	$181.69	$163.81	$1.25	$132.17	$114.16	$1.16
Quarter ended June 30	$176.43	$158.72	$1.25	$144.51	$130.04	$1.16
Quarter ended September 30	$180.24	$158.97	$1.25	$157.16	$139.27	$1.16
Quarter ended December 31	$186.89	$168.83	$1.25	$170.14	$141.00	$1.16
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
In February 2016, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2016 of $1.35 per share, a 8.0% increase over the previous quarterly dividend per share of $1.25. The dividend will be payable on April 15, 2016 to all common stockholders of record as of March 31, 2016.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2015	92	$182.85	—	$200,000
November 1 - November 30, 2015	4,266	$180.91	—	$200,000
December 1 - December 31, 2015	932	$181.52	—	$200,000
_________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

	For the year ended
	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Revenue:
Rental and other income	$1,846,081	$1,674,011	$1,451,419	$990,370	$890,431
Management, development and other fees	9,947	11,050	11,502	10,257	9,656
Total revenue	1,856,028	1,685,061	1,462,921	1,000,627	900,087

Expenses:
Operating expenses, excluding property taxes	448,747	410,672	352,245	259,350	246,872
Property taxes	193,499	178,634	158,774	97,555	88,964
Interest expense, net	175,615	180,618	172,402	136,920	167,814
(Gain) loss on extinguishment of debt, net	(26,736)	412	14,921	1,179	1,940
Loss on interest rate contract	—	—	51,000	—	—
Depreciation expense	477,923	442,682	560,215	243,680	226,728
General and administrative expense	42,396	41,425	39,573	34,101	29,371
Expensed acquisition, development and other pursuit costs, net of recoveries	6,822	(3,717)	45,050	11,350	2,967
Casualty (gain) loss and impairment loss, net	(10,542)	—	—	1,449	14,052
Total expenses	1,307,724	1,250,726	1,394,180	785,584	778,708

Equity in income (loss) of unconsolidated entities	70,018	148,766	(11,154)	20,914	5,120
Gain on sale of real estate	9,647	490	240	280	13,716
Gain on sale of communities	115,625	84,925	—	—	—
Gain on acquisition of unconsolidated entity	—	—	—	14,194	—

Income from continuing operations before taxes	743,594	668,516	57,827	250,431	140,215
Income tax expense	1,861	9,368	—	—	—

Income from continuing operations	741,733	659,148	57,827	250,431	140,215

Discontinued operations:
Income from discontinued operations	—	310	16,713	26,820	20,065
Gain on sale of discontinued operations	—	37,869	278,231	146,311	281,090
Total discontinued operations	—	38,179	294,944	173,131	301,155

Net income	741,733	697,327	352,771	423,562	441,370
Net loss (income) attributable to noncontrolling interests	305	(13,760)	370	307	252

Net income attributable to common stockholders	$742,038	$683,567	$353,141	$423,869	$441,622

Per Common Share and Share Information:

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$5.54	$4.93	$0.46	$2.57	$1.55
Discontinued operations attributable to common stockholders	—	0.29	2.32	1.77	3.34
Net income attributable to common stockholders	$5.54	$5.22	$2.78	$4.34	$4.89
Weighted average shares outstanding—basic (1)	133,565,711	130,586,718	126,855,754	97,416,401	89,922,465

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$5.51	$4.92	$0.46	$2.55	$1.55
Discontinued operations attributable to common stockholders	—	0.29	2.32	1.77	3.32
Net income attributable to common stockholders	$5.51	$5.21	$2.78	$4.32	$4.87
Weighted average shares outstanding—diluted	134,593,177	131,237,502	127,265,903	98,025,152	90,777,462
Cash dividends declared	$5.00	$4.64	$4.28	$3.88	$3.57
_________________________________

(1)
Amounts do not include unvested restricted shares included in the calculation of Earnings per Share. Please refer to Note 1, "Organization and Basis of Presentation—Earnings per Common Share," of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.

	For the year ended
	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Other Information:
Net income attributable to common stockholders	$742,038	$683,567	$353,141	$423,869	$441,622
Depreciation—continuing operations	477,923	442,682	560,215	243,680	226,728
Depreciation—discontinued operations	—	—	13,500	16,414	23,541
Interest expense, net—continuing operations (1)	148,879	181,030	238,323	138,099	169,754
Interest expense, net—discontinued operations (1)	—	—	—	735	8,688
Income tax expense	1,861	9,368	—	—	—
EBITDA (2)	$1,370,701	$1,316,647	$1,165,179	$822,797	$870,333

Funds from Operations (3)	$1,083,085	$951,035	$642,814	$521,047	$414,482
Core Funds from Operations (3)	$1,016,035	$890,081	$792,888	$532,490	$420,763
Number of Current Communities (4)	259	251	244	180	181
Number of apartment homes	75,584	73,963	72,811	52,792	53,294

Balance Sheet Information:
Real estate, before accumulated depreciation	$19,268,099	$17,849,316	$16,800,321	$10,071,342	$9,288,496
Total assets (5)	$16,931,305	$16,140,578	$15,292,922	$11,128,662	$8,453,547
Notes payable and unsecured credit facilities, net	$6,456,948	$6,489,707	$6,110,083	$3,819,617	$3,603,454

Cash Flow Information:
Net cash flows provided by operating activities	$1,056,754	$886,641	$724,315	$540,819	$429,354
Net cash flows used in investing activities	$(1,199,517)	$(816,760)	$(1,181,174)	$(623,386)	$(443,141)
Net cash flows (used in) provided by financing activities	$33,810	$158,224	$(1,995,404)	$2,199,332	$326,233
_________________________________

(1)	Interest expense, net includes any gain or loss incurred from the extinguishment of debt.

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

(3)	Refer to "Reconciliation of Non-GAAP Financial Measures" below.

(4)
Current Communities consist of all communities other than those which are still under construction and for which a certificate or certificates of occupancy for the entire community have not been received.

(5)	Amounts for 2011 through 2014 reflect the retrospective adjustment of the presentation of deferred financing costs discussed in Note 1, "Change in Accounting Principle."
Reconciliation of Non-GAAP Financial Measures
We generally consider Funds from Operations, or "FFO," and FFO adjusted for non-core items, or "Core FFO," as defined below, to be appropriate supplemental measures of our operating and financial performance. By excluding gains or losses related to dispositions of previously depreciated property and excluding real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates, FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of our core business operations, Core FFO allows one to compare the core operating performance of the Company year over year. We believe that in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.
Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® ("NAREIT"), we calculate FFO as net income or loss computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	cumulative effect of change in accounting principle;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures.
We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, costs, and promoted interests;

•	casualty (gain) loss and impairment loss, net;

•	early extinguishment of consolidated borrowings;

•	acquisition costs and abandoned pursuits;

•	business interruption insurance proceeds and legal settlements;

•	severance related costs; and

•	other non-core items.
FFO and Core FFO do not represent net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO and Core FFO as calculated by other REITs may not be comparable to our calculations of FFO and Core FFO.
FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is provided in "Cash Flow Information" in the table on the previous page.
The following is a reconciliation of net income to FFO and to Core FFO (dollars in thousands, except per share data).

	For the year ended
	12/31/15	12/31/14	12/31/13	12/31/12	12/31/11
Net income attributable to common stockholders	$742,038	$683,567	$353,141	$423,869	$441,622
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	486,019	449,769	582,325	265,627	256,986
Distributions to noncontrolling interests, including discontinued operations	38	35	32	28	27
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(33,580)	(73,674)	(14,453)	(7,972)	(3,063)
Gain on sale of previously depreciated real estate assets (1)	(115,625)	(108,662)	(278,231)	(146,311)	(281,090)
Gain on acquisition of unconsolidated real estate entity	—	—	—	(14,194)	—
Impairment due to casualty loss	4,195	—	—	—	—
FFO attributable to common stockholders	$1,083,085	$951,035	$642,814	$521,047	$414,482

Weighted average shares outstanding—diluted	134,593,177	131,237,502	127,265,903	98,025,152	90,777,462
FFO per common share—diluted	$8.05	$7.25	$5.05	$5.32	$4.57

FFO attributable to common stockholders	$1,083,085	$951,035	$642,814	$521,047	$414,482
Joint venture (gains) and costs (2)	(9,059)	(5,194)	35,554	(940)	1,493
Casualty (gain) loss and impairment loss, net (3)	(16,247)	(2,494)	(299)	3,321	14,052
Lost NOI from casualty losses (4)	7,862	—	—	—	—
Early extinguishment of consolidated borrowings	(26,736)	412	14,921	2,070	5,820
Gain on sale of real estate	(9,647)	(490)	(240)	(280)	(13,716)
Joint venture promote (5)	(21,969)	(58,128)	—	(4,055)	—
Income taxes (6)	1,103	9,243	—	—	—
Loss on interest rate protection agreement	—	—	51,000	—	—
Development pursuits and other write-offs (7)	1,838	2,564	1,506	—	—
Acquisition costs (8)	3,806	(7,682)	44,052	9,965	1,010
Severance related costs	1,999	815	3,580	587	100
Legal settlements	—	—	—	775	—
Interest income on escrow	—	—	—	—	(2,478)
Core FFO attributable to common stockholders	$1,016,035	$890,081	$792,888	$532,490	$420,763

Core FFO per common share—diluted	7.55	6.78	6.23	5.43	4.64
_________________________________

(1)	Amount for 2014 excludes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.

(2)
Amounts for 2014 and 2015 are primarily composed of the Company's proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition. Amount for 2013 includes Archstone Acquisition related costs.

(3)
Amount for 2015 is primarily composed of property damage and business interruption insurance proceeds, partially offset by costs from the fire at Edgewater. Amounts for 2013 and 2014 are composed of business interruption insurance proceeds. Amount for 2012 includes losses incurred related to Superstorm Sandy, and the write-off of certain costs related to a commercial tenant. Amount for 2011 relates to the impairment of unimproved land parcels.

(4)	Amount for 2015 primarily relates to lost NOI resulting from the fire at Edgewater.

(5)
Amount for 2015 is primarily composed of amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay North II to eliminate our promoted interest in future distributions. Amount for 2014 relates to our promoted interests from the sale of Avalon Chrystie Place, and the amount for 2012 relates to our promoted interests from the acquisition of our joint venture partner's interest in Avalon Del Rey.

(6)	Amounts for 2015 and 2014 are composed of income taxes on income that was earned in taxable REIT subsidiaries and that is not considered to be a component of primary operations.

(7)	Composed of the write-off of capitalized pursuit costs for Development Rights as well as the write-off of certain retail tenant improvements at an operating community in 2014.

(8)
Amount for 2014 is primarily composed of receipts related to communities acquired as part of the Archstone Acquisition for periods prior to the Company’s ownership, which are primarily comprised of property tax and mortgage insurance refunds. Amounts for 2012 and 2013 primarily consist of costs related to the Archstone Acquisition.

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

Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets.
Financial Highlights
For the year ended December 31, 2015, net income attributable to common stockholders was $742,038,000, an increase of $58,471,000, or 8.6%, over the prior year. The increase is primarily attributable to an increase in NOI from newly developed and existing operating communities, and gains from net insurance recoveries and the extinguishment of debt, partially offset by a decrease in equity in income of unconsolidated real estate entities
For the year ended December 31, 2015, Established Communities NOI increased by $53,656,000, or 5.8%, over the prior year. The increase was driven by an increase in rental revenue of 5.0%, partially offset by an increase in operating expenses of 3.0% over 2014.
During 2015, we raised approximately $1,823,743,000 of gross capital through the issuance of unsecured notes, settlement of the forward equity contract to sell 4,500,000 shares of common stock at a weighted average sales price of $146.54 per share, borrowing the final $50,000,000 available under the Term Loan and asset sales, exclusive of proceeds from the disposition of joint ventures. The funds raised from asset sales consist of the proceeds from the sale of three communities, two undeveloped land parcels and air rights, for gross sales proceeds of $289,320,000. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.
We believe our development activity will continue to create long-term value. During 2015, we completed the development of 13 communities for an aggregate total capitalized cost of $1,312,700,000. We also started the development of 13 communities, which are expected to be completed for an estimated total capitalized cost of $1,191,500,000. In addition, during 2015 we completed the redevelopment of four communities for a total investment of $59,600,000, excluding costs incurred prior to the redevelopment.

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
During the year ended December 31, 2015, we sold three communities, containing an aggregate of 851 apartment homes for an aggregate gross sales price of $265,500,000 and an aggregate gain in accordance with GAAP of $115,625,000. We also sold two undeveloped land parcels and air rights, representing the right to increase density for future residential development, for $23,820,000, resulting in a gain in accordance with GAAP of $9,647,000.
Communities Overview
As of December 31, 2015 we owned or held a direct or indirect ownership interest in 285 apartment communities containing 83,696 apartment homes in 11 states and the District of Columbia, of which 26 communities were under construction and nine communities were under reconstruction. Of these communities, 20 were owned by entities that were not consolidated for financial reporting purposes, including six owned by subsidiaries of Fund II and nine owned by the U.S. Fund. In addition, we owned a direct or indirect ownership interest in Development Rights to develop an additional 32 wholly-owned communities that, if developed as expected, will contain an estimated 9,634 apartment homes.
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

Results of Operations
Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2015, 2014 and 2013 follows (dollars in thousands):

	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Revenue:
Rental and other income	$1,846,081	$1,674,011	$172,070	10.3%	$1,674,011	$1,451,419	$222,592	15.3%
Management, development and other fees	9,947	11,050	$(1,103)	(10.0)%	11,050	11,502	(452)	(3.9)%
Total revenue	1,856,028	1,685,061	170,967	10.1%	1,685,061	1,462,921	222,140	15.2%

Expenses:
Direct property operating expenses, excluding property taxes	377,317	345,846	31,471	9.1%	345,846	295,150	50,696	17.2%
Property taxes	193,499	178,634	14,865	8.3%	178,634	158,774	19,860	12.5%
Total community operating expenses	570,816	524,480	46,336	8.8%	524,480	453,924	70,556	15.5%

Corporate-level property management and other indirect operating expenses	67,060	60,341	6,719	11.1%	60,341	53,105	7,236	13.6%
Investments and investment management expense	4,370	4,485	(115)	(2.6)%	4,485	3,990	495	12.4%
Expensed acquisition, development and other pursuit costs, net of recoveries	6,822	(3,717)	10,539	N/A (1)	(3,717)	45,050	(48,767)	N/A (1)
Interest expense, net	175,615	180,618	(5,003)	(2.8)%	180,618	172,402	8,216	4.8%
(Gain) loss on extinguishment of debt, net	(26,736)	412	(27,148)	N/A (1)	412	14,921	(14,509)	(97.2)%
Loss on interest rate contract	—	—	—	—%	—	51,000	(51,000)	(100.0)%
Depreciation expense	477,923	442,682	35,241	8.0%	442,682	560,215	(117,533)	(21.0)%
General and administrative expense	42,396	41,425	971	2.3%	41,425	39,573	1,852	4.7%
Casualty (gain) loss and impairment loss, net	(10,542)	—	(10,542)	100.0%	—	—	—	—%
Total other expenses	736,908	726,246	10,662	1.5%	726,246	940,256	(214,010)	(22.8)%

Equity in income (loss) of unconsolidated entities	70,018	148,766	(78,748)	(52.9)%	148,766	(11,154)	159,920	N/A (1)
Gain on sale of real estate	9,647	490	9,157	1,868.8%	490	240	250	104.2%
Gain on sale of communities	115,625	84,925	30,700	36.1%	84,925	—	84,925	100.0%
Income from continuing operations before taxes	743,594	668,516	75,078	11.2%	668,516	57,827	610,689	1,056.1%
Income tax expense	1,861	9,368	(7,507)	(80.1)%	9,368	—	9,368	100.0%

Income from continuing operations	741,733	659,148	82,585	12.5%	659,148	57,827	601,321	1,039.9%

Discontinued operations:
Income from discontinued operations	—	310	(310)	(100.0)%	310	16,713	(16,403)	(98.1)%
Gain on sale of discontinued operations	—	37,869	(37,869)	(100.0)%	37,869	278,231	(240,362)	(86.4)%
Total discontinued operations	—	38,179	(38,179)	(100.0)%	38,179	294,944	(256,765)	(87.1)%

Net income	741,733	697,327	44,406	6.4%	697,327	352,771	344,556	97.7%

Net loss (income) attributable to noncontrolling interests	305	(13,760)	14,065	N/A (1)	(13,760)	370	(14,130)	N/A (1)

Net income attributable to common stockholders	$742,038	$683,567	$58,471	8.6%	$683,567	$353,141	$330,426	93.6%
_________________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $58,471,000, or 8.6%, to $742,038,000 in 2015 primarily due to an increase in NOI from newly developed and existing operating communities, and gains from net insurance recoveries and the extinguishment of debt, partially offset by a decrease in equity in income of unconsolidated real estate entities. Net income attributable to common stockholders increased $330,426,000, or 93.6%, in 2014 from 2013 primarily due to an increase in income from unconsolidated real estate entities resulting from the gains on sales of communities in various ventures, including the Company’s promoted interests, increased NOI from newly developed and acquired communities, losses on an interest rate contract in the prior year not present in 2014, a decrease in expensed acquisition costs related to the Archstone Acquisition and a decrease in depreciation expense related to in-place leases acquired as part of the Archstone Acquisition.
NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, loss on interest rate contract, general and administrative expense, joint venture income (loss), depreciation expense, corporate income tax expense, casualty (gain) loss and impairment loss, net, gain on sale of real estate assets, gain on sale of discontinued operations, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.
NOI does not represent cash generated from operating activities in accordance with GAAP. Therefore, NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2015, 2014 and 2013 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/15	12/31/14	12/31/13
Net income	$741,733	$697,327	$352,771
Indirect operating expenses, net of corporate income	56,973	49,055	41,554
Investments and investment management expense	4,370	4,485	3,990
Expensed acquisition, development and other pursuit costs, net of recoveries	6,822	(3,717)	45,050
Interest expense, net (1)	175,615	180,618	172,402
(Gain) loss on extinguishment of debt, net	(26,736)	412	14,921
Loss on interest rate contract	—	—	51,000
General and administrative expense	42,396	41,425	39,573
Equity in (income) loss of unconsolidated real estate entities	(70,018)	(148,766)	11,154
Depreciation expense (1)	477,923	442,682	560,215
Income tax expense	1,861	9,368	—
Casualty (gain) loss and impairment loss, net	(10,542)	—	—
Gain on sale of real estate assets	(125,272)	(85,415)	(240)
Gain on sale of discontinued operations	—	(37,869)	(278,231)
Income from discontinued operations	—	(310)	(16,713)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(10,920)	(27,357)	(31,388)
Net operating income	$1,264,205	$1,121,938	$966,058
_________________________________

(1)	Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.
The NOI increases for both 2015 and 2014, as compared to the prior year, consist of changes in the following categories (dollars in thousands):

	Full Year
	2015	2014
Established Communities	$53,656	$22,728
Other Stabilized Communities	28,129	74,322
Development and Redevelopment Communities	60,482	58,830
Total	$142,267	$155,880
The increase in our Established Communities' NOI in 2015 and 2014 is due to increased rental rates, partially offset by decreased economic occupancy and increased operating expenses.
Rental and other income increased in both 2015 and 2014 compared to the prior years due to additional rental income generated from newly developed and existing operating communities and an increase in rental rates at our Established Communities.
Overall Portfolio—The weighted average number of occupied apartment homes for consolidated communities increased to 64,211 apartment homes for 2015, as compared to 61,686 homes for 2014 and 57,240 homes for 2013. The weighted average monthly revenue per occupied apartment home increased to $2,388 for 2015 as compared to $2,254 in 2014 and $2,171 in 2013.
Established Communities—Rental revenue increased $66,136,000, or 5.0%, to $1,382,895,000 for 2015 from $1,316,759,000 in the prior year. The increase is due to an increase in average rental rates of 5.3% to $2,358 per apartment home, partially offset by a decrease in economic occupancy of 0.3% to 95.6%. Rental revenue increased $36,096,000, or 3.9%, for 2014, as compared to the prior year. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.
We experienced increases in rental revenue for all of our Established Communities' regions in 2015 as compared to the prior year, as discussed in more detail below.
The Metro New York/New Jersey region accounted for approximately 27.6% of the Established Community rental revenue for 2015 and experienced a rental revenue increase of 3.4% for 2015 over the prior year. Average rental rates increased 4.0% to $2,928 per apartment home, and were partially offset by a 0.6% decrease in economic occupancy to 95.6% for 2015 as compared to 2014. While New York City is absorbing a larger pipeline of new apartment deliveries, suburban markets surrounding the city are more insulated from this new competition, and we expect to see continued growth over the prior year in the Metro New York/New Jersey region in 2016.
The Northern California region accounted for approximately 19.8% of the Established Community rental revenue for 2015 and experienced a rental revenue increase of 9.5% for 2015 over the prior year. Average rental rates increased 10.4% to $2,593 per apartment home, and were partially offset by a 0.9% decrease in economic occupancy to 95.4% for 2015 as compared to 2014. Although we project job growth to moderate and new apartment deliveries to remain elevated, we expect the Northern California region will continue to produce strong revenue growth in 2016.
The Southern California region accounted for approximately 18.2% of the Established Community rental revenue for 2015 and experienced a rental revenue increase of 6.3% for 2015 over the prior year. Average rental rates increased 6.5% to $1,984 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.8% for 2015 as compared to 2014. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results during 2016.
The Mid-Atlantic region accounted for approximately 15.1% of the Established Community rental revenue for 2015 and experienced a rental revenue increase of 0.8% for 2015 over the prior year. Average rental rates increased 0.5% to $2,070 per apartment home, and economic occupancy increased 0.3% to 95.6% for 2015 as compared to 2014. Although new apartment supply will remain elevated, accelerating job growth is expected to support continued modest growth in 2016.
The New England region accounted for approximately 13.8% of the Established Community rental revenue for 2015 and experienced a rental revenue increase of 4.5% for 2015 over the prior year. Average rental rates increased 4.1% to $2,283 per apartment home, and economic occupancy increased 0.4% to 95.7% for 2015 as compared to 2014. Stable job growth in the Boston metro area is expected to support healthy apartment demand in 2016. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Pacific Northwest region accounted for approximately 5.5% of the Established Community rental revenue for 2015 and experienced a rental revenue increase of 7.1% for 2015 over the prior year. Average rental rates increased 7.3% to $1,945 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.1% for 2015 as compared to 2014. We believe that healthy rental revenue growth will continue in 2016, although it may be tempered by the delivery of new apartment homes.
Management, development and other fees decreased $1,103,000 or 10.0%, and $452,000, or 3.9%, in 2015 and 2014, respectively, as compared to the prior years. The decrease in 2015 was primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II, partially offset by an increase in disposition fees in 2015 related to the sale of communities owned within the Residual JV. The decrease in 2014 was primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II, partially offset by increased property and asset management fees related to the Archstone Acquisition for related private real estate investment management funds (the U.S. Fund and the AC JV).
Direct property operating expenses, excluding property taxes increased $31,471,000, or 9.1%, and $50,696,000, or 17.2%, in 2015 and 2014, respectively, as compared to the prior years. The increases in 2015 and 2014 were primarily due to the addition of newly developed and acquired apartment communities. The increase in 2015 was also due to snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015.
For Established Communities, direct property operating expenses, excluding property taxes, increased $8,207,000, or 3.1%, and $7,475,000, or 4.0%, in 2015 and 2014, respectively, as compared to the prior years. The increase in 2015 was primarily due to increased repairs and maintenance costs, payroll and benefit costs, and insurance costs, as well as snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015. The increase in 2014 was primarily due to increased repairs and maintenance, utilities and payroll costs.
Property taxes increased $14,865,000, or 8.3%, and $19,860,000, or 12.5%, in 2015 and 2014, respectively, as compared to the prior years. The increases in 2015 and 2014 were primarily due to the addition of newly developed apartment communities, coupled with increased tax rates and assessments across our portfolio. The increase in 2015 was also due to successful appeals and reductions of supplemental taxes in the prior year in excess of the current year. The increase in 2014 was partially offset by reductions in expected supplemental billings related to communities acquired as part of the Archstone Acquisition.
For Established Communities, property taxes increased $3,829,000, or 2.8%, and $6,206,000, or 6.7%, in 2015 and 2014, respectively, as compared to the prior years. The increase in 2015 was primarily due to successful appeals and reductions of supplemental taxes in the prior year period in excess of the current year, related primarily to the Company’s West Coast markets. The increase in 2014 was primarily due to higher rates and assessments, as well as refunds received in the prior year in excess of the current year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.
Corporate-level property management and other indirect operating expenses increased $6,719,000, or 11.1%, and $7,236,000, or 13.6%, in 2015 and 2014, respectively, as compared to the prior years. The increases in 2015 and 2014 were primarily due to an increase in compensation related costs including certain employee separation costs. The increase in 2014 was also due to increased activities related to re-branding and corporate initiatives, and was also impacted as the first full year of operations following the Archstone Acquisition.
Investments and investment management costs decreased $115,000, or 2.6%, in 2015 and increased by $495,000, or 12.4%, in 2014 as compared to the prior years. The decrease in 2015 was primarily due to a decline in our investment fund management activity, partially offset by an increase in compensation costs. The increase in 2014 was primarily due to an increase in compensation costs, partially offset by a decline in our investment fund management activity.
Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits, offset by any recoveries associated with acquisitions for periods prior to our ownership. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $10,539,000 in 2015 and decreased $48,767,000 in 2014, as compared to the prior years. The increase in 2015 was primarily due to receipts in 2014 related to communities acquired as part of the Archstone Acquisition for periods prior to the Company’s ownership, which are primarily comprised of property tax and mortgage insurance refunds, as well as increased costs associated with the acquisition of real estate and abandonment of pursuits, as compared to the prior year. The decrease in 2014 as compared to the prior year was due to the Archstone Acquisition in 2013, as well as receipts in 2014 related to communities acquired as part of the Archstone Acquisition for periods prior to the Company’s ownership discussed above.
Interest expense, net decreased $5,003,000, or 2.8%, and increased $8,216,000, or 4.8%, in 2015 and 2014, respectively, as compared to the prior years. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decrease in 2015 was primarily due to the repayment of secured indebtedness in 2015 and increased capitalized interest as a result of our increased development activity, partially offset by an increase in the aggregate principal amount of unsecured debt outstanding resulting from the issuance of $875,000,000 principal amount of indebtedness during the year. The increase in 2014 was primarily due to increased unsecured debt outstanding, partially offset by an increase in capitalized interest related to our increased development activity.
(Gain) loss on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale. The gain of $26,736,000 for 2015 was primarily due to the write-off of unamortized mark to market adjustments, net of unamortized deferred financing costs and any applicable related prepayment penalties associated with the early repayment of certain debt assumed as part of the Archstone Acquisition.
Loss on interest rate contract reflects the loss recorded by the Company related to the forward interest rate protection agreement that matured in May 2013. Based on changes in the Company's capital markets outlook in 2013, the Company did not issue the anticipated debt for which the interest rate protection agreement was transacted.
Depreciation expense increased $35,241,000, or 8.0%, in 2015 and decreased $117,533,000, or 21.0%, in 2014, as compared to the prior years. The increase in 2015 was primarily due to the addition of newly developed apartment communities. The decrease in 2014 was primarily due to the impact of amortization for lease intangibles in 2013 not present in 2014, from communities acquired as part of the Archstone Acquisition.
General and administrative expense ("G&A") increased $971,000, or 2.3%, and $1,852,000, or 4.7%, in 2015 and 2014, respectively, as compared to the prior years. The increase in 2015 was primarily due to legal settlement proceeds received in 2014 not present in the current year, partially offset by a decrease in compensation expense, including severance, in 2015 as compared to the prior year. The increase in 2014 was primarily due to an increase in compensation expense, partially offset by legal recoveries in 2014 not present in the prior year.
Casualty (gain) loss and impairment loss, net for 2015 consists of Edgewater insurance proceeds received, partially offset by (i) incident and demolition expenses and the write-off of the net book value of the fixed assets destroyed in the fire at Edgewater, (ii) property and casualty damages incurred across several communities in our Northeast markets related to severe winter storms, and (iii) an impairment charge recognized for a parcel of land sold during 2015.
Equity in income (loss) of unconsolidated entities decreased by $78,748,000 in 2015 and increased $159,920,000 in 2014, as compared to the prior years. The decrease in 2015 and increase in 2014 were primarily due to both gains on, and our promoted interests from, the sale of communities in various ventures, including Avalon Chrystie Place, in 2014 in excess of gains on dispositions in 2015. The decrease in 2015 was partially offset by amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay North II to eliminate our promoted interest in future distributions, as well as the settlement of outstanding legal claims and net gains on the sales of communities in various ventures. The increase in 2014 was also due to expensed transaction costs associated with the Archstone Acquisition that were incurred in 2013 through the unconsolidated joint venture entities owned with Equity Residential that were not present in 2014.
Gain on sale of real estate increased in 2015 and 2014 as compared to the prior years. The increase in 2015 was a result of the gain on sale of air rights, representing the right to increase density for future residential development, and two undeveloped land parcels. The increase in 2014 was due to changes in volume and associated gains on the sale of land parcels.
Gain on sale of communities increased in 2015 and 2014 as compared to the prior years. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations.
Income tax expense decreased by $7,507,000 in 2015 and increased by $9,368,000 in 2014, as compared to the prior years. The decrease in 2015 and increase in 2014 were both primarily due to 2014 federal income tax expense amounts related to dispositions of the Company's direct and indirect interests in certain real estate assets acquired in the Archstone Acquisition, which were owned through a taxable REIT subsidiary.

Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2013 through December 31, 2015. Income from discontinued operations decreased in 2015 and 2014, as compared to the prior years due to the change in accounting guidance for discontinued operations as discussed above.
Gain on sale of discontinued operations decreased in 2015 and 2014, as compared to the prior years. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations.
Net loss (income) attributable to noncontrolling interests resulted in an allocation of loss of $305,000 in 2015, an allocation of income of $13,760,000 in 2014 and an allocation of loss of $370,000 in 2013, respectively. The amount for 2014 includes our joint venture partners' 84.8% interest in the gain on the sale of a Fund I community that was consolidated for financial reporting purposes, in the amount of $14,132,000.
Liquidity and Capital Resources
We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost effective alternative then available and our desire to maintain a balance sheet that provides us with flexibility. Our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating and corporate overhead expenses.
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
We had unrestricted cash and cash equivalents of $400,507,000 at December 31, 2015, a decrease of $108,953,000 from $509,460,000 at December 31, 2014. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.
Operating Activities—Net cash provided by operating activities increased to $1,056,754,000 in 2015 from $886,641,000 in 2014. The increase was driven primarily by increased NOI from existing and newly developed communities and the timing of payments of corporate obligations.
Investing Activities—Net cash used in investing activities of $1,199,517,000 in 2015 is related to investments in assets primarily through development and redevelopment, partially offset by proceeds received for dispositions and distributions from unconsolidated joint ventures. In 2015, we invested $1,625,191,000 in the following areas:

•	we invested approximately $1,569,326,000 in the development and redevelopment of communities including $475,150,000 for the acquisition of direct interests in land for development; and

•	we had capital expenditures of 55,865,000 for our operating communities and non-real estate assets.
These amounts are partially offset by:

•	proceeds from dispositions of $282,163,000;

•	insurance recoveries for property damage claims related to Edgewater of $44,142,000; and

•	net distributions from unconsolidated joint ventures in the amount of $102,599,000.
Financing Activities—Net cash provided by financing activities totaled $33,810,000 in 2015. The net cash used/provided is primarily due to:

•	proceeds from the issuance of unsecured notes in the aggregate principal amount of $823,088,000;

•	issuance of common stock in the amount of $690,184,000, including $659,423,000 from the settlement of the Forward, and

•	borrowing the final $50,000,000 available under the $300,000,000 variable rate unsecured term loan (the “Term Loan”).
These amounts are partially offset by:

•	repayment of secured notes in the amount of $850,963,000;

•	payment of cash dividends in the amount of $655,248,000; and

•	redemption of preferred interest obligation in the amount of $14,410,000.
Variable Rate Unsecured Credit Facility
As of December 31, 2015, we had a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which was scheduled to mature in April 2017.
In January 2016, we extended the maturity of the Credit Facility from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, we increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the "Credit Facility Increase"). We may further extend the term for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on our borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (1.25% at January 31, 2016 assuming a one month borrowing rate). The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on our credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).
We did not have any borrowings outstanding under the Credit Facility and had $50,299,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2016.
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
We were in compliance with these covenants at December 31, 2015.
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
Continuous Equity Offering Program
In August 2012, we commenced a third continuous equity program ("CEP III"), under which were authorized by our Board of Directors to sell up to $750,000,000 of shares of our common stock from time to time during a 36-month period. CEP III expired in August 2015, and we had no sales under the program during the year ended December 31, 2015.
In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of December 31, 2015, we had no sales under the program and had not entered into any forward sale agreements. As of January 31, 2016, we had $1,000,000,000 of shares remaining authorized for issuance under this program.
Forward Equity Contract
On September 9, 2014, based on a market closing price of $155.83 per share on that date, we entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved were determined on the dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varied with changes in the Fed Funds rate. During the year ended December 31, 2015, we issued 4,500,000 shares of common stock at a weighted average sales price of $146.54 per share, for net proceeds of $659,423,000, in settlement of the Forward.
Forward Interest Rate Swap Agreements
During 2015, we entered into $600,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017. At maturity of the agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment. During January and February 2016, we entered into $450,000,000 additional forward interest rate swap agreements to reduce the impact of variability of interest rates on an incremental portion of expected debt activity in 2016 and 2017.
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
The following debt activity occurred during 2015:

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

•
In June 2015, we repaid a $15,778,000 fixed rate secured mortgage note with an effective interest rate of 7.50% at par in advance of its February 2041 maturity date, recognizing a charge of $455,000 for a prepayment penalty and write-off of unamortized deferred financing costs.

•
In June 2015, we repaid a $7,805,000 fixed rate secured mortgage note with an effective interest rate of 7.84% at par and without penalty in advance of its May 2027 maturity date, recognizing a charge of $263,000 for the write-off of unamortized deferred financing costs.

•
In June 2015, we repaid the $74,531,000 fixed rate secured mortgage note secured by Edgewater, with an effective interest rate of 5.95% at par and without penalty in advance of its May 2019 maturity date, recognizing a charge of $259,000 for the write-off of unamortized deferred financing costs.

•
In July 2015, we repaid a $140,346,000 fixed rate secured mortgage note with an effective interest rate of 5.56% in advance of its May 2053 maturity date, resulting in a recognized gain of $18,987,000, consisting of the write off of unamortized premium net of unamortized deferred financing costs of $30,215,000, partially offset by a prepayment penalty of $11,228,000.

•
In November 2015, we issued $300,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $297,072,000. The notes mature in November 2025 and were issued at a 3.5% coupon interest rate.

•	In December 2015, we repaid a $46,938,000 fixed rate secured mortgage note with an effective interest rate of 6.23%, at par, pursuant to its scheduled maturity date.

•	In December 2015, we repaid a $56,492,000 fixed rate secured mortgage note with an effective interest rate of 6.13%, at par, pursuant to its scheduled maturity date.
The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2015 (dollars in thousands) as compared to the amounts of debt outstanding as of at December 31, 2014. We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date	Balance Outstanding (2)
Community				12/31/2014	12/31/2015	2016	2017	2018	2019	2020	Thereafter
Tax-exempt bonds
Fixed rate
Eaves Washingtonian Center I	7.84%	May-2027	(3)	$8,011	$—	$—	$—	$—	$—	$—	$—
Avalon Oaks	7.50%	Feb-2041	(3)	15,887	—	—	—	—	—	—	—
Avalon Oaks West	7.54%	Apr-2043		15,847	15,649	211	225	241	257	275	14,440
Avalon at Chestnut Hill	6.16%	Oct-2047		39,545	39,088	482	509	536	566	596	36,399
Avalon Westbury	4.13%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				141,490	116,937	693	734	777	823	871	113,039

Variable rate (5)
Avalon at Mountain View	0.77%	Feb-2017	(6)	18,100	17,700	—	17,700	—	—	—	—
Eaves Mission Viejo	1.20%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.11%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	1.43%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	1.45%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place	2.78%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	1.48%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Walnut Creek	1.39%	Mar-2046	(4)	116,000	116,000	—	—	—	—	—	116,000
Avalon Walnut Creek	1.39%	Mar-2046	(4)	10,000	10,000	—	—	—	—	—	10,000
Avalon Morningside Park	1.32%	May-2046	(4)	100,000	100,000	—	—	—	—	—	100,000
Avalon Clinton North	1.70%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.70%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.61%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno	1.59%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	1.67%	Apr-2028	(6)	44,410	44,410	—	—	—	—	—	44,410
				945,595	945,195	—	17,700	—	—	—	927,495
Conventional loans
Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000	250,000	—	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000	—	250,000	—	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	—	250,000	—
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	—	400,000	—
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 Million unsecured notes	3.55%	Jun-2025		—	525,000	—	—	—	—	—	525,000
$300 Million unsecured notes	3.62%	Nov-2025		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.79%	Jul-2033		17,091	16,621	503	539	577	619	663	13,720
Avalon Darien	6.23%	Dec-2015	(7)	47,700	—	—	—	—	—	—	—
AVA Stamford	6.13%	Dec-2015	(7)	57,423	—	—	—	—	—	—	—
Avalon Walnut Creek	4.34%	Jul-2066		3,042	3,289	—	—	—	—	—	3,289
Avalon Shrewsbury	5.92%	May-2019		20,174	19,867	323	346	367	18,831	—	—
Eaves Trumbull	5.93%	May-2019	(8)	39,452	38,852	631	676	717	36,828	—	—
AVA Belltown	6.00%	May-2019	(9)	62,724	61,769	1,003	1,075	1,140	58,551	—	—
Avalon at Freehold	5.95%	May-2019		34,973	34,441	559	599	636	32,647	—	—
Avalon Run East	5.95%	May-2019		37,475	36,904	599	642	681	34,982	—	—
Eaves Nanuet	6.07%	May-2019		63,242	62,279	1,011	1,083	1,150	59,035	—	—
Avalon at Edgewater	5.95%	May-2019	(3)	75,012	—	—	—	—	—	—	—
Avalon at Foxhall	6.06%	May-2019		56,341	55,484	901	965	1,024	52,594	—	—
Avalon at Gallery Place	6.06%	May-2019		43,776	43,110	700	750	796	40,864	—	—
Avalon at Traville	5.91%	May-2019		74,186	73,057	1,186	1,271	1,348	69,252	—	—
Avalon Bellevue	5.92%	May-2019		25,491	25,103	408	437	463	23,795	—	—
Avalon on the Alameda	5.91%	May-2019		51,539	50,754	824	883	937	48,110	—	—
Avalon at Mission Bay North	5.90%	May-2019		69,955	68,890	1,118	1,198	1,272	65,302	—	—

AVA Pasadena	4.06%	Jun-2018		11,683	11,489	202	213	11,074	—	—	—
Eaves Seal Beach	3.12%	Nov-2015	(10)	85,122	—	—	—	—	—	—	—
Toluca Hills Apartments by Avalon	3.12%	Nov-2015	(10)	165,561	—	—	—	—	—	—	—
Eaves Mountain View at Middlefield	3.12%	Nov-2015	(10)	71,496	—	—	—	—	—	—	—
Eaves Tunlaw Gardens	3.12%	Nov-2015	(10)	28,494	—	—	—	—	—	—	—
Eaves Glover Park	3.12%	Nov-2015	(10)	23,569	—	—	—	—	—	—	—
Oakwood Arlington	3.12%	Nov-2015	(10)	42,185	—	—	—	—	—	—	—
Eaves North Quincy	3.12%	Nov-2015	(10)	36,761	—	—	—	—	—	—	—
Avalon Thousand Oaks Plaza	3.12%	Nov-2015	(10)	28,394	—	—	—	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017		27,176	27,176	—	27,176	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017		15,669	15,669	—	15,669	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017		27,411	27,411	—	27,411	—	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017		20,754	20,754	—	20,754	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017		43,258	43,258	—	43,258	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017		85,288	85,288	—	85,288	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017		76,471	76,471	—	76,471	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017		140,332	140,332	—	140,332	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017		28,079	28,079	—	28,079	—	—	—	—
Eaves West Valley	3.36%	Nov-2017		75,092	75,092	—	75,092	—	—	—	—
Eaves West Valley II	3.36%	Nov-2017		7,995	7,995	—	7,995	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017		104,694	104,694	—	104,694	—	—	—	—
Avalon Russett	3.36%	Nov-2017		39,972	39,972	—	39,972	—	—	—	—
Avalon First & M	5.56%	May-2053	(11)	140,964	—	—	—	—	—	—	—
Avalon San Bruno II	3.85%	Apr-2021		30,968	30,514	475	506	534	564	591	27,844
Avalon Westbury	4.13%	Nov-2036	(4)	20,145	18,975	1,231	1,293	1,358	1,426	1,499	12,168
Archstone Lexington	3.32%	Mar-2016		16,525	16,255	16,255	—	—	—	—	—
Avalon San Bruno III	4.87%	Jun-2020		56,210	55,650	1,147	1,188	1,226	1,264	50,825	—
Avalon Andover	3.29%	Apr-2018		14,505	14,179	336	346	13,497	—	—	—
Avalon Natick	3.14%	Apr-2019		14,818	14,499	329	339	349	13,482	—	—
				5,009,187	5,019,172	279,741	956,540	39,146	558,146	703,578	2,482,021

Variable rate (5)
Avalon Walnut Creek	1.73%	Mar-2046	(4)	8,500	8,500	—	—	—	—	—	8,500
Avalon Calabasas	2.41%	Aug-2018	(6)	55,827	54,756	1,152	1,225	52,379	—	—	—
Avalon Natick	2.69%	Apr-2019	(6)	37,539	36,731	833	858	884	34,156	—	—
Term Loan	1.99%	Mar-2021		250,000	300,000	—	—	—	—	—	300,000
				351,866	399,987	1,985	2,083	53,263	34,156	—	308,500

Total indebtedness - excluding Credit Facility				$6,448,138	$6,481,291	$282,419	$977,057	$93,186	$593,125	$704,449	$3,831,055
_________________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs, debt discount and basis adjustments associated with the hedged unsecured note of $29,326 and $24,467 as of December 31, 2015 and 2014, respectively, and premium associated with secured notes, net of deferred financing costs, of $4,983 and $66,036 as of December 31, 2015 and 2014, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(3)	In June 2015, we repaid this borrowing in advance of its maturity date.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	Variable rates are given as of December 31, 2015.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	Borrowing was repaid at par in accordance with its scheduled maturity.

(8)	In January 2016, another community, Avalon at Stratford, was substituted as collateral for the outstanding borrowing.

(9)	In conjunction with the disposition of Avalon on Stamford Harbor in January 2015, this community was substituted as collateral for the outstanding borrowing.

(10)	In April 2015, we repaid this borrowing at par in advance of its maturity date.

(11)	In July 2015, we elected to repay this borrowing in advance of its maturity date, incurring a prepayment penalty of $11,228,000.
Future Financing and Capital Needs—Portfolio and Capital Markets Activity
In 2016, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2016 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.
Before beginning new construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures, we intend to plan adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.
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
In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and redeploy the proceeds from those sales to develop and redevelop communities. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets that we develop, redevelop or acquire, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI until such time as the proceeds have been redeployed into revenue generating assets. We believe that the temporary absence of future cash flows from communities sold will not have a material impact on our ability to fund future liquidity and capital resource needs.

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements
Unconsolidated Investments
The Funds were established to engage in real estate acquisition programs through discretionary investment funds.  We believe this investment format provides the following attributes: (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance of the Funds exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multifamily assets that helps us with other investment decisions related to our wholly-owned portfolio.
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
Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $50,443,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.
During the year ended December 31, 2015, Fund II sold four communities containing an aggregate of 1,460 apartment homes for an aggregate sales price of $300,100,000. Our share of the total gain in accordance with GAAP was $29,726,000. In conjunction with the disposition of these communities, Fund II repaid $69,036,000 of related secured indebtedness in advance of the scheduled maturity dates, which resulted in charges for a prepayment penalty and write off of deferred financing costs, of which our portion was approximately $1,400,000.
In 2016, Fund II sold Eaves Rancho San Diego, located in El Cajon, CA, containing 676 apartment homes for $158,000,000.
The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $68,683,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. We acquired our interest in the U.S. Fund as part of the Archstone Acquisition. In December 2015, a subsidiary of the U.S. Fund obtained a $51,300,000 variable rate, interest only, mortgage note maturing in December 2020, which is secured by Avalon Marina Bay, which has been converted to an effective fixed rate borrowing with an interest rate swap.
In 2016, the U.S. Fund sold Archstone Boca Town Center, located in Boca Raton, FL, containing 252 apartment homes for $56,300,000, and Avalon Kips Bay, located in New York, NY, containing 209 apartment homes for $173,000,000.
The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $52,148,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.
During 2015, we received $20,680,000 from the joint venture partner associated with MVP I, LLC, the entity that owns Avalon at Mission Bay North II, upon agreement with the partner to modify the joint venture agreement to eliminate our promoted interest from associated distributions for future return calculations. Prospectively, earnings and distributions will be based on our 25.0% equity interest in the venture.
During 2015, SWIB, the joint venture for which we have an 8.0% indirect interest in through the Residual JV, sold the final four communities containing 1,410 apartment homes, for an aggregate sales price of $283,700,000. Our proportionate share of the gain in accordance with GAAP for the four dispositions was $3,853,000. In conjunction with the disposition of these communities, SWIB repaid $148,866,000 of related indebtedness on its credit facility in advance of the scheduled maturity dates. In addition, during 2015, we recognized equity in income of unconsolidated real estate entities of $10,601,000 associated with the settlement of outstanding legal claims against third parties and land sales in the Residual JV.
As of December 31, 2015, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting.  Refer to Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2015, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Principal Amount	Type	Interest Rate (3)	Maturity Date

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$45,936	$25,808	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	102,847	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin - Tustin, CA		628	101,353	59,100	Fixed	3.81%	Oct 2017
4. Eaves Rockville - Rockville, MD		210	51,721	29,653	Fixed	4.26%	Aug 2019
5. Eaves Rancho San Diego - El Cajon, CA (5)		676	127,939	68,349	Fixed	3.45%	Nov 2018
6. Avalon Watchung - Watchung, NJ		334	66,650	40,433	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	2,880	$496,446	$286,543		4.05%

U.S. Fund
1. Eaves Sunnyvale—Sunnyvale, CA (4)		192	$67,115	$33,351	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041—Studio City, CA		149	56,843	30,101	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay—Marina del Rey, CA (6)		205	77,146	51,300	Fixed	1.56%	Dec 2020
4. Avalon Venice on Rose—Venice, CA		70	57,207	30,462	Fixed	3.28%	Jun 2020
5. Archstone Boca Town Center—Boca Raton, FL (7)		252	46,311	27,367	Fixed/Variable	3.57%	Feb 2019
6. Avalon Station 250—Dedham, MA		285	95,667	58,647	Fixed	3.73%	Sep 2022
7. Avalon Grosvenor Tower—Bethesda, MD		237	79,670	45,454	Fixed	3.74%	Sep 2022
8. Avalon Kips Bay—New York, NY (8)		209	134,569	67,589	Fixed	4.25%	Jan 2019
9. Avalon Kirkland at Carillon—Kirkland, WA		131	53,138	29,592	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,730	$667,666	$373,863		3.59%

AC JV
1. Avalon North Point—Cambridge, MA (9)		426	$186,785	$111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park—Herndon, VA (9)		392	85,467	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Points Lofts — Cambridge, MA		103	26,839	—	N/A	N/A	N/A
Total AC JV	20.0%	921	$299,091	$162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC (10)	25.0%	313	$124,457	$103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	18,443	23,835	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	$142,900	$126,835		3.27%

Total Unconsolidated Investments		6,149	$1,606,103	$949,541		4.10%
_________________________________

(1)	Represents total capitalized cost as of December 31, 2015.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of December 31, 2015.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	In February 2016, this community was sold for a sales price of $158,000, a portion of which was used to repay the outstanding indebtedness.

(6)
In December 2015, Avalon Marina Bay obtained a $51,300 variable rate loan with a maturity date of December 2020, which has been converted to an effective fixed rate borrowing with an interest rate swap.

(7)	In January 2016 this community was sold for a sales price of $56,300, a portion of which was used to repay the outstanding indebtedness.

(8)	In February 2016, this community was sold for a sales price of $173,000, a portion of which was used to repay the outstanding indebtedness.

(9)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

(10)
In June 2015, MVP I, LLC obtained a $103,000 fixed rate loan, with a maturity date of July 2025, and used the proceeds and cash on hand to repay its existing $105,000, variable rate loan which was scheduled to mature in December 2015, at par.

Off-Balance Sheet Arrangements
In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 5, "Investments in Real Estate Entities," of our Consolidated Financial Statements located elsewhere in this report.
We have not guaranteed the debt of our unconsolidated real estate entities, as referenced in the table above, nor do we have any obligation to fund this debt should the unconsolidated real estate entities be unable to do so. In the future, in the event the unconsolidated real estate entities were unable to meet their obligations under a loan, we cannot predict at this time whether we would provide any voluntary support, or take any other action, as any such action would depend on a variety of factors, including the amount of support required and the possibility that such support could enhance the return of the unconsolidated real estate entities and/or our returns by providing time for performance to improve.
With respect to Fund II, each individual mortgage loan was made to a special purpose, single asset subsidiary of Fund II. Each mortgage loan provides that it is the obligation of the respective subsidiary only, except under exceptional circumstances (such as fraud or misapplication of funds) in which case Fund II could also have obligations with respect to the mortgage loan. In no event do the mortgage loans provide for recourse against investors in Fund II, including against us or our wholly-owned subsidiaries that invest in Fund II. A default by Fund II or a Fund II subsidiary on any loan to it would not constitute a default under any of our loans or any loans of our other non-Fund subsidiaries or affiliates. If Fund II or a subsidiary of Fund II were unable to meet its obligations under a loan, the value of our investment in Fund II would likely decline.  If a Fund II subsidiary or Fund II were unable to meet its obligations under a loan, we and/or the other investors might evaluate whether it was in our respective interests to voluntarily support Fund II through additional equity contributions and/or take other actions to avoid a default under a loan or the consequences of a default (such as foreclosure of a Fund II asset).
In addition, as part of the formation of Fund II, we provided to one of the limited partners a guarantee. The guarantee provided that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) did not equal a minimum of the total capital contributions made by that partner, then we would pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. During the year ended December 31, 2015, the limited partner transferred its investment interest to an unrelated third party. The guarantee was not transferred with the investment interest, so we have no further obligation under the guarantee.
There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.
Contractual Obligations
Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2015 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$6,481,291	$282,419	$1,070,243	$1,297,574	$3,831,055
Interest on Debt Obligations	1,420,913	241,423	390,254	261,225	528,011
Capital Lease Obligations (1) (2)	69,785	2,098	19,931	2,136	45,620
Operating Lease Obligations (1)	1,245,596	21,056	41,436	39,569	1,143,535
	$9,217,585	$546,996	$1,521,864	$1,600,504	$5,548,221
_________________________________

(1)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

(2)	Aggregate capital lease payments include $29,069 in interest costs.

Inflation and Deflation
Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore expose us to the effects of a decline in market rents. Similarly, in a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter-term leases.
Federal Income Tax Law Changes and Updates
The following discussion updates the disclosures under ‘‘Federal Income Tax Considerations and Consequences of Your Investment’’ in the prospectus dated February 19, 2015 contained in our Registration Statement on Form S-3 filed with the SEC on February 19, 2015.
The discussion in the last sentence under ‘‘Federal Income Tax Considerations and Consequences of Your Investment-Other U.S. Federal Income Tax Withholding and Reporting Requirements’’ on page 61 is replaced with the following sentence: ‘‘Withholding under this legislation will apply after December 31, 2018 with respect to the gross proceeds of a disposition of property that can produce U.S. source interest or dividends and currently applies with respect to other withholdable payments.’’
The discussion under ‘‘Federal Income Tax Considerations and Consequences of Your Investment-Taxation of AvalonBay as a REIT-Ownership of Partnership Interests by a REIT’’ on page 47 is supplemented by inserting the paragraph below at the end of that subsection:
Under the Code, a partnership that is not treated as a corporation under the publicly traded partnership rules generally is not subject to U.S. federal income tax; instead, each partner is allocated its distributive share of the partnership’s items of income, gain, loss, deduction and credit and is required to take such items into account in determining the partner’s income. However, a recent law change enacted under the Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires the partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible, that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.
Recent legislation modifies several of the REIT rules discussed in the prospectus. The “Protecting Americans from Tax Hikes Act of 2015” (the “Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation. Some of these implicate certain tax-related disclosure contained in the prospectus and are briefly summarized below:

•
For taxable years beginning after December 31, 2015, the Act expands the exclusion of certain hedging income from the REIT gross income tests to include income from hedges of previously acquired hedges that a REIT entered to manage risk associated with liabilities or property that have been extinguished or disposed.

•
For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, the Act reduces this limit to 20%. At this time, the securities we own in our taxable REIT subsidiaries do not, in the aggregate, exceed 20% of the total value of our assets.

•
For taxable years beginning after December 31, 2015, for purposes of the REIT asset tests, the Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.” However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of our total assets.

•
For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•
A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a taxable REIT subsidiary attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer to apply to us.

•
Additional exceptions to the rules under the Foreign Investment in Real Property Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.

•
The Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may hold to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

•
For assets we acquired from a C corporation in a carry-over basis transaction, the Act permanently reduces the recognition period during which we could be subject to corporate tax on any built-in gains recognized on the sale of such assets from 10 years to 5 years.

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

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from current economic conditions;

•	trends affecting our financial condition or results of operations; and

•	the impact of legal proceedings relating to the Edgewater fire and related matters.
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
Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
our expectations and assumptions as of the date of this filing regarding the outcome of investigations and/or legal proceedings resulting from the Edgewater fire, as well as the ultimate cost and timing of replacing the Edgewater building and achieving stabilized occupancy in the event the Company chooses to rebuild this community, are subject to change and could materially affect our current expectations regarding the impact of the fire on our business, financial condition and results of operations;

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

•	we may be unsuccessful in our management of Fund II, the U.S. Fund, the AC JV or the REIT vehicles that are used with each respective joint venture; and

•	we may be unsuccessful in managing changes in our portfolio composition.
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
If we were to consolidate the joint ventures that we accounted for using the equity method, excluding the Residual JV, at December 31, 2015, our assets would have increased by $1,232,958,000 and our liabilities would have increased by $967,676,000.

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
Cost Capitalization
We capitalize costs during the development of assets. Capitalization begins when we determine that development of a future asset is probable and continues until the asset, or a portion of the asset, is delivered and is ready for its intended use. For redevelopment efforts, we capitalize costs either (i) in advance of taking apartment homes out of service when significant renovation of the common area has begun and continue until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment and continue until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating expenses incurred during the initial lease-up or post-redevelopment lease-up period are fully recognized in earnings as they accrue. We defer external costs associated with originating new leases, recognizing the impact of these costs in earnings over the term of the lease.
During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $43,943,000, $37,433,000 and $38,128,000 for 2015, 2014 and 2013, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.
There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2015 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our costs charged to expense would have increased by $4,394,000.
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
Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2015 would have decreased by $3,758,000.
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
REIT Status
We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of our taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2015, our net income would have decreased by approximately $298,299,000.
Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.
Acquisition of Investments in Real Estate
We account for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, building, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, we utilize various sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risk. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. Our operating results are affected by changes in interest rates, primarily in short-term LIBOR and the SIFMA index as a result of borrowings under our Credit Facility and outstanding bonds and unsecured notes with variable interest rates. In addition, the fair value of our fixed rate unsecured and secured notes are impacted by changes in market interest rates. The effect of interest rate fluctuations on our results of operations historically has been small relative to other factors affecting operating results, such as rental rates and occupancy.
We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2015, we entered into $600,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. Through the date of this Form 10-K we entered into an additional $450,000,000 of forward interest rate swap agreements also to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.
As of December 31, 2015 and 2014, we had $1,345,182,000 and $1,297,461,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2015 and 2014, our annual interest costs would have increased by approximately $14,492,000 and $13,035,000, respectively, based on balances outstanding during the applicable years.
Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group and the current valuation of the position is a net liability for us, we do not believe there is exposure at this time to a default by a counterparty provider.
In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate carrying value of $6,481,291,000 at December 31, 2015 had an estimated aggregate fair value of $6,368,758,000 at December 31, 2015. Contractual fixed rate debt represented $5,304,633,000 of the fair value at December 31, 2015. If interest rates had been 100 basis points higher as of December 31, 2015, the fair value of this fixed rate debt would have decreased by approximately $368,234,000.
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

(b)
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our

Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2016.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2016.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2016, to the extent not set forth below.
The Company maintains the 2009 Stock Option and Incentive Plan (the "2009 Plan") and the 1996 Non-Qualified Employee Stock Purchase Plan (the "ESPP"), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Option and Incentive Plan (the "1994 Plan") under which awards were previously made, and the ESPP as of December 31, 2015:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	862,359	(2)	$117.48	(3)	1,364,678
Equity compensation plans not approved by security holders (4)	—		N/A		704,160
Total	862,359		$117.48	(3)	2,068,838
_________________________________

(1)	Consists of the 2009 Plan and the 1994 Plan.

(2)
Includes 54,454 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2015, 2016 and 2017. Does not include 246,231 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 19, 2016.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 19, 2016.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-4

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-9

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-39

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

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(i).3	—	Articles of Amendment, dated as of May 22, 2013. (Incorporated by reference to Exhibit 3(i).3 to Form 8-K of the Company filed on May 22, 2013.)
3(ii).1	—	Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015. (Filed herewith.)
4.1	—
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

10.2	—
Master Substitution Agreement, dated April 23, 2009, between Deutsche Bank Berkshire Mortgage, Inc., AvalonBay Traville, LLC and the entities identified on Schedule B attached thereto. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed August 10, 2009.)

10.3	—
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

10.5+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.6+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)
10.7+	—
Employment Agreement between the Company and Timothy J. Naughton, dated as of December 16, 2011. (Expired December 31, 2015.) (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 21, 2011.)

10.8+	—
Employment Agreement between the Company and Leo S. Horey dated as of December 16, 2011. (Expired December 31, 2015.) (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed December 21, 2011.)

10.9+	—	AvalonBay Communities, Inc. Amended and Restated 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Form 8-K of the Company filed February 16, 2016.)
10.10+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.11+	—
Form of Non-Qualified Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.12+	—
Form of Stock Grant and Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.13+	—
Form of Stock Grant and Restricted Stock Agreement adopted February 11, 2016 (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 99.3 to Form 8-K of the Company filed February 16, 2016.)

10.14+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.15+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.16+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.17+	—	The Company's Officer Severance Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 99.2 to Form 8-K of the Company filed February 16, 2016.)

10.18+	—
AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)

10.19+	—
Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.23 to Form 10-K of the Company filed February 22, 2013.)

10.20+	—
Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-K of the Company filed February 22, 2013.)

10.21+	—
Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.25 to Form 10-K of the Company filed February 22, 2013.)

10.22+	—
Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.26 to Form 10-K of the Company filed February 22, 2013.)

10.23+	—
Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.27 to Form 10-K of the Company filed February 22, 2013.)

10.24+	—
Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated.) (Incorporated by reference to Exhibit 10.33 to Form 10-K of the Company filed March 2, 2009.)

10.25+	—
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

10.27	—
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

10.28	—
Amendment No. 1 to Third Amended and Restated Revolving Loan Agreement, dated as of December 20, 2012, among the Company, as Borrower, the banks signatory thereto, each as a Bank, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company, filed December 21, 2012.)

10.29+	—
Rules and Procedures for Non-Employee Directors' Deferred Compensation Program, as adopted on November 20, 2006, as amended on December 11, 2008, February 10, 2010 and November 10, 2010. (Incorporated by reference to Exhibit 10.49 to Form 10-K of the Company filed February 23, 2011.)

10.30+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.31+	—	Retirement Agreement between the Company and Thomas J. Sargeant dated as of May 20, 2014. (Incorporated by reference to Exhibit 10.36 to Form 10-K on the Company filed February 19, 2015.)

10.32+	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2013.)
10.33+	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 4, 2015.)
10.34+	—
Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units, approved February 11, 2016. (Incorporated by reference to Exhibit 99.4 to Form 8-K of the Company filed February 16, 2016.)

10.35	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.36	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)
10.37	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.38	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.39	—
Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and the parties named therein. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Company filed March 5, 2013.)

10.40	---
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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders' equity, and (v) notes to consolidated financial statements.

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

AvalonBay Communities, Inc.
Date: February 25, 2016	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2016	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 25, 2016	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2016	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 25, 2016	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 25, 2016	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 25, 2016	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 25, 2016	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 25, 2016	By:	/s/ JOHN J. HEALY, JR.
John J. Healy, Jr., Director
Date: February 25, 2016	By:	/s/ LANCE R. PRIMIS
Lance R. Primis, Director
Date: February 25, 2016	By:	/s/ PETER S. RUMMELL
Peter S. Rummell, Director
Date: February 25, 2016	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 25, 2016	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AvalonBay Communities, Inc.:
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2016

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of AvalonBay Communities, Inc.:
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of AvalonBay Communities, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 25, 2016

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/15	12/31/14
ASSETS
Real estate:
Land and improvements	$3,636,761	$3,413,641
Buildings and improvements	13,056,292	12,191,883
Furniture, fixtures and equipment	458,224	400,720
	17,151,277	16,006,244
Less accumulated depreciation	(3,303,751)	(2,847,058)
Net operating real estate	13,847,526	13,159,186
Construction in progress, including land	1,592,917	1,417,107
Land held for development	484,377	180,516
Operating real estate assets held for sale, net	17,489	178,931
Total real estate, net	15,942,309	14,935,740

Cash and cash equivalents	400,507	509,460
Cash in escrow	104,821	95,625
Resident security deposits	30,077	29,617
Investments in unconsolidated real estate entities	216,919	298,315
Deferred development costs	37,577	67,029
Prepaid expenses and other assets	199,095	204,792
Total assets	$16,931,305	$16,140,578

LIABILITIES AND EQUITY
Unsecured notes, net	$3,845,674	$2,975,533
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	2,611,274	3,514,174
Dividends payable	171,257	153,207
Construction payables	98,802	101,916
Accrued expenses and other liabilities	260,005	244,117
Accrued interest payable	40,085	41,635
Resident security deposits	53,132	48,826
Liabilities related to real estate assets held for sale	553	2,000
Total liabilities	7,080,782	7,081,408

Commitments and contingencies

Redeemable noncontrolling interests	9,997	12,765

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2015 and 2014; zero shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2015 and 2014; 137,002,031 and 132,050,382 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,370	1,320
Additional paid-in capital	10,068,532	9,354,685
Accumulated earnings less dividends	(197,989)	(267,085)
Accumulated other comprehensive loss	(31,387)	(42,515)
Total equity	9,840,526	9,046,405
Total liabilities and equity	$16,931,305	$16,140,578
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/15	12/31/14	12/31/13
Revenue:
Rental and other income	$1,846,081	$1,674,011	$1,451,419
Management, development and other fees	9,947	11,050	11,502
Total revenue	1,856,028	1,685,061	1,462,921

Expenses:
Operating expenses, excluding property taxes	448,747	410,672	352,245
Property taxes	193,499	178,634	158,774
Interest expense, net	175,615	180,618	172,402
(Gain) loss on extinguishment of debt, net	(26,736)	412	14,921
Loss on interest rate contract	—	—	51,000
Depreciation expense	477,923	442,682	560,215
General and administrative expense	42,396	41,425	39,573
Expensed acquisition, development and other pursuit costs, net of recoveries	6,822	(3,717)	45,050
Casualty (gain) loss and impairment loss, net	(10,542)	—	—
Total expenses	1,307,724	1,250,726	1,394,180

Equity in income (loss) of unconsolidated entities	70,018	148,766	(11,154)
Gain on sale of real estate	9,647	490	240
Gain on sale of communities	115,625	84,925	—

Income from continuing operations before taxes	743,594	668,516	57,827
Income tax expense	1,861	9,368	—

Income from continuing operations	741,733	659,148	57,827

Discontinued operations:
Income from discontinued operations	—	310	16,713
Gain on sale of discontinued operations	—	37,869	278,231
Total discontinued operations	—	38,179	294,944

Net income	741,733	697,327	352,771
Net loss (income) attributable to noncontrolling interests	305	(13,760)	370

Net income attributable to common stockholders	$742,038	$683,567	$353,141

Other comprehensive income:
Unrealized gain (loss) on cash flow hedges	5,354	(121)	—
Cash flow hedge losses reclassified to earnings	5,774	6,237	59,376
Comprehensive income	$753,166	$689,683	$412,517

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders	$5.54	$4.93	$0.46
Discontinued operations attributable to common stockholders	—	0.29	2.32
Net income attributable to common stockholders	$5.54	$5.22	$2.78

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders	$5.51	$4.92	$0.46
Discontinued operations attributable to common stockholders	—	0.29	2.32
Net income attributable to common stockholders	$5.51	$5.21	$2.78
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2012	—	114,403,472	$—	$1,144	$7,086,407	$(142,329)	$(108,007)	$6,837,215	$3,578	$6,840,793
Net income attributable to common stockholders	—	—	—	—	—	353,141	—	353,141	—	353,141
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	59,376	59,376	—	59,376
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	—	(1,246)	—	(1,246)	—	(1,246)
Noncontrolling interest consolidation and income allocation	—	—	—	—	1,515	—	—	1,515	17	1,532
Dividends declared to common stockholders	—	—	—	—	—	(553,829)	—	(553,829)	—	(553,829)
Issuance of common stock, net of withholdings	—	15,013,223	—	150	1,873,792	(991)	—	1,872,951	—	1,872,951
Amortization of deferred compensation	—	—	—	—	27,009	—	—	27,009	—	27,009
Balance at December 31, 2013	—	129,416,695	—	1,294	8,988,723	(345,254)	(48,631)	8,596,132	3,595	8,599,727
Net income attributable to common stockholders	—	—	—	—	—	683,567	—	683,567	—	683,567
Unrealized loss on cash flow hedges	—	—	—	—	—	—	(121)	(121)	—	(121)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,237	6,237	—	6,237
Change in redemption value of noncontrolling interest	—	—	—	—	—	3,709	—	3,709	—	3,709
Noncontrolling interests income allocation	—	—	—	—	—	—	—	—	14,221	14,221
Noncontrolling interests derecognition	—	—	—	—	—	—	—	—	(17,816)	(17,816)
Dividends declared to common stockholders	—	—	—	—	—	(608,709)	—	(608,709)	—	(608,709)
Issuance of common stock, net of withholdings	—	2,633,687	—	26	339,186	(398)	—	338,814	—	338,814
Amortization of deferred compensation	—	—	—	—	26,776	—	—	26,776	—	26,776
Balance at December 31, 2014	—	132,050,382	—	1,320	9,354,685	(267,085)	(42,515)	9,046,405	—	9,046,405
Net income attributable to common stockholders	—	—	—	—	—	742,038	—	742,038	—	742,038
Unrealized gain on cash flow hedges	—	—	—	—	—	—	5,354	5,354	—	5,354
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	5,774	5,774	—	5,774
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	(1,088)	2,053	—	965	—	965
Dividends declared to common stockholders	—	—	—	—	—	(673,670)	—	(673,670)	—	(673,670)
Issuance of common stock, net of withholdings	—	4,951,649	—	50	688,677	(1,325)	—	687,402	—	687,402
Amortization of deferred compensation	—	—	—	—	26,258	—	—	26,258	—	26,258
Balance at December 31, 2015	—	137,002,031	$—	$1,370	$10,068,532	$(197,989)	$(31,387)	$9,840,526	$—	$9,840,526
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/15	12/31/14	12/31/13
Cash flows from operating activities:
Net income	$741,733	$697,327	$352,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	477,923	442,682	560,215
Depreciation expense from discontinued operations	—	—	13,500
Amortization of deferred financing costs	6,871	6,383	6,803
Amortization of debt premium	(24,261)	(34,961)	(29,750)
(Gain) loss on extinguishment of debt, net	(26,736)	412	14,921
Amortization of stock-based compensation	15,321	13,927	15,160
Equity in loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	12,225	4,906	33,125
Casualty (gain) loss and impairment loss, net	(17,303)	—	—
Abandonment of development pursuits	—	1,455	—
Cash flow hedge losses reclassified to earnings	5,774	6,237	59,376
Gain on sale of real estate assets	(158,852)	(255,300)	(278,471)
(Increase) decrease in cash in operating escrows	(11,837)	55	(28,960)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	12,783	(3,441)	(5,372)
Increase in accrued expenses, other liabilities and accrued interest payable	23,113	6,959	10,997
Net cash provided by operating activities	1,056,754	886,641	724,315

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,569,326)	(1,241,832)	(1,285,715)
Acquisition of real estate assets, including partnership interest	—	(47,000)	(839,469)
Capital expenditures - existing real estate assets	(48,170)	(46,902)	(24,415)
Capital expenditures - non-real estate assets	(7,695)	(5,923)	(2,200)
Proceeds from sale of real estate, net of selling costs	282,163	297,466	919,682
Insurance recoveries for property damage claims	44,142	—	—
Mortgage note receivable payment	—	21,748	—
(Decrease) increase in payables for construction	(3,230)	7,400	34,779
Distributions from unconsolidated real estate entities	109,181	203,945	42,955
Investments in unconsolidated real estate entities	(6,582)	(5,662)	(26,791)
Net cash used in investing activities	(1,199,517)	(816,760)	(1,181,174)

Cash flows from financing activities:
Issuance of common stock, net	690,184	346,134	4,703
Dividends paid	(655,248)	(593,643)	(526,050)
Issuance of mortgage notes payable	—	53,000	84,928
Repayments of mortgage notes payable, including prepayment penalties	(850,963)	(32,859)	(2,110,347)
Settlement of interest rate contract	—	—	(51,000)
Issuance of unsecured notes	873,088	550,000	750,000
Repayment of unsecured notes	—	(150,000)	(100,000)
Payment of deferred financing costs	(7,343)	(7,820)	(10,100)
Redemption of noncontrolling interest and units for cash by minority partners	(1,088)	—	(1,965)
Distributions to DownREIT partnership unitholders	(38)	(26)	(32)
Distributions to joint venture and profit-sharing partners	(372)	(262)	(317)
Redemption of preferred interest obligation	(14,410)	(6,300)	(35,224)
Net cash provided by (used in) financing activities	33,810	158,224	(1,995,404)

Net (decrease) increase in cash and cash equivalents	(108,953)	228,105	(2,452,263)

Cash and cash equivalents, beginning of year	509,460	281,355	2,733,618
Cash and cash equivalents, end of year	$400,507	$509,460	$281,355

Cash paid during the year for interest, net of amount capitalized	$188,782	$191,966	$179,325
See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities:
During the year ended December 31, 2015:

•
As described in Note 4, “Equity,” 157,779 shares of common stock were issued as part of the Company's stock based compensation plans, of which 95,826 shares related to the conversion of performance awards to restricted shares, and the remaining 61,953 shares valued at $10,720,000 were issued in connection with new stock grants; 46,589 shares valued at $3,552,000 at the grant date, were issued in conjunction with the conversion of deferred stock awards; 2,142 shares valued at $372,000 were issued through the Company’s dividend reinvestment plan; 45,090 shares valued at $5,979,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 1,529 restricted shares as well as performance awards with an aggregate value of $726,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $171,257,000.

•
The Company recorded a decrease of $2,053,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•
The Company recorded an increase in prepaid expenses and other assets and a corresponding gain to other comprehensive income of $5,354,000, and reclassified $5,774,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
As discussed in Note 1, "Organization and Basis of Presentation, Casualty Gains and Losses," the Company recognized a charge of $26,039,000 to write off the net book value of the fixed assets destroyed by the Edgewater fire and winter storm damage.

•
The Company recognized a capital lease associated with a parking garage adjacent to a Development Community, recording a capital lease obligation of $3,299,000 in accrued expenses and other liabilities, with a corresponding asset to buildings and improvements.

During the year ended December 31, 2014:

•
The Company issued 115,163 shares of common stock were issued as part of the Company's stock based compensation plan, of which 16,209 shares related to the conversion of performance awards to restricted shares, and the remaining 98,954 shares valued at $12,799,000 were issued in connection with new stock grants; 2,434 shares valued at $335,000 were issued through the Company’s dividend reinvestment plan; 55,523 shares valued at $4,746,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,970 restricted shares as well as performance awards with an aggregate value of $2,938,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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
During the year ended December 31, 2013:

•
The Company issued 14,889,706 shares of common stock valued at $1,875,210,000 as partial consideration for the Archstone Acquisition (as defined in this Form 10-K); 123,977 shares of common stock valued at $16,019,000 were issued in connection with stock grants; 2,002 shares valued at $269,000 were issued through the Company's dividend reinvestment plan; 48,310 shares valued at $6,127,000 were withheld to satisfy employees' tax withholding and other liabilities; and 7,653 shares and certain options valued at $1,105,000 previously issued in connection with employee compensation were canceled upon forfeiture. In addition, the Company granted 215,230 options for common stock at a value of $5,768,000.

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
1. Organization, Basis of Presentation and Significant Accounting Policies
Organization
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
At December 31, 2015, the Company owned or held a direct or indirect ownership interest in 259 operating apartment communities containing 75,584 apartment homes in 11 states and the District of Columbia, of which nine communities containing 2,795 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect ownership interest in 26 communities under construction that are expected to contain an aggregate of 8,112 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 32 communities that, if developed as expected, will contain an estimated 9,634 apartment homes.
Capitalized terms used without definition have meanings provided elsewhere in this Form 10-K.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, certain joint venture partnerships, subsidiary partnerships structured as DownREITs and any variable interest entities that qualify for consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.
As of December 31, 2015, the Company has adopted ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis. See discussion under "Recently Issued and Adopted Accounting Standards" for further details.
The Company accounts for joint venture entities and subsidiary partnerships in accordance with the consolidation guidance. The Company evaluates the partnership of each joint venture entity and determines first whether to follow the variable interest (“VIE”) or the voting interest (“VOE”) model. Once the appropriate consolidation model is identified, the Company then evaluates whether it should consolidate the venture. Under the VIE model, the Company consolidates an investment when it has control to direct the activities of the venture and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, the Company consolidates an investment when 1) it controls the investment through ownership of a majority voting interest if the investment is not a limited partnership or 2) it controls the investment through its ability to remove the other partners in the investment, at its discretion, when the investment is a limited partnership.
The Company generally uses the equity method of accounting for its investment in joint ventures, under all other potential scenarios, including where the Company holds a noncontrolling limited partner interest in a joint venture. Any investment in excess of the Company's cost basis at acquisition or formation of an equity method venture, will be recorded as a component of the Company's investment in the joint venture and recognized over the life of the underlying fixed assets of the venture as a reduction to its equity in income (loss) from the venture. Investments in which the Company has little or no influence are accounted for using the cost method.
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
The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company does not have significant continuing involvement.

Real Estate
Operating real estate assets are stated at cost and consist of land and improvements, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Significant expenditures which improve or extend the life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
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
Project costs related to the development, construction and redevelopment of real estate projects (including interest and related loan fees, property taxes and other direct costs) are capitalized as a cost of the project. Indirect project costs that relate to several projects are capitalized and allocated to the projects to which they relate. Indirect costs not clearly related to development, construction and redevelopment activity are expensed as incurred. For development, capitalization (i) begins when the Company has determined that development of the future asset is probable, (ii) can be suspended if there is no current development activity underway, but future development is still probable and (iii) ends when the asset, or a portion of an asset, is delivered and is ready for its intended use, or the Company's intended use changes such that capitalization is no longer appropriate. For redevelopment efforts, the Company capitalizes costs either (i) in advance of taking homes out of service when significant renovation of the common area has begun until the redevelopment is completed, or (ii) when an apartment home is taken out of service for redevelopment until the redevelopment is completed and the apartment home is available for a new resident. Rental income and operating costs incurred during the initial lease-up or post-redevelopment lease-up period are recognized in earnings as incurred. The Company defers external costs associated with originating new leases, recognizing the impact of these costs in earnings over the term of the lease.
The Company has previously acquired as a Development Right three land parcels partially improved with office buildings, industrial space and other commercial and residential ventures occupied by unrelated third parties. As of December 31, 2015, the Company is actively pursuing development of these parcels. The Company expenses all costs incurred related to acquisitions of land parcels improved with commercial and/or residential ventures occupied by unrelated third parties. For land parcels for which the Company intends to pursue development, the Company will manage the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on these land parcels in excess of any incremental costs are being recorded as a reduction of total capitalized costs of the Development Right and not as part of net income.
In connection with the acquisition of an operating community, the Company identifies and records each asset acquired and liability assumed in such transaction at its estimated fair value at the date of acquisition. The purchase price allocations to tangible assets, such as land and improvements, buildings and improvements, and furniture, fixtures and equipment, and the in-place lease intangible assets, are reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company expenses all costs incurred related to acquisitions of operating communities. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities. The approach applies industry standard replacement costs adjusted for geographic specific considerations, and reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and is adjusted for estimated depreciation. The fair value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information and depreciation curves for the identified asset classes. The value of the acquired lease-related intangibles considers the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time. The lease-up period for an apartment community is assumed to be 12 months to achieve stabilized occupancy. Net revenues use market rent considering actual leasing and industry rental rate data. The value of current leases relative to a market-rate lease is based on market rents obtained for market comparables, and considered a market derived discount rate. Given the significance of unobservable inputs used in the value of real estate assets acquired, the Company classifies them as Level 3 prices in the fair value hierarchy.
Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to 30 years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes
As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2012 through 2014.
The Company elected to be taxed as a REIT under the Code for its tax year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of its taxable income over the time period allowed under the Code to its stockholders. The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the exemption from income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2015, 2014 and 2013. In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries ("TRS") is subject to federal, state and local income taxes. The Company incurred income tax expense of $1,861,000 and $9,368,000 in 2015 and 2014, respectively, associated primarily with disposition activities transacted through a TRS. No taxes were incurred during 2013.
The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015 Estimate	2014 Actual	2013 Actual
Net income attributable to common stockholders	$742,038	$683,567	$353,141
GAAP gain on sale of communities (in excess of) less than tax gain	(43,873)	22,127	29,388
Depreciation/amortization timing differences on real estate	(3,105)	(10,735)	180,293
Deductible acquisition costs	—	—	(26,427)
Amortization of debt/mark to market interest	(64,676)	(38,202)	(31,965)
Tax compensation expense less than (in excess of) GAAP	(5,696)	(5,252)	12,886
Casualty (gain) loss and impairment loss, net	(10,542)	—	—
Other adjustments	(38,553)	14,323	1,018
Taxable net income	$575,593	$665,828	$518,334
The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2015, 2014 and 2013 (unaudited):

	2015	2014	2013
Ordinary income	83%	62%	42%
20% capital gain	12%	29%	40%
Unrecaptured §1250 gain	5%	9%	18%
Deferred Financing Costs
Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $11,995,000 and $8,833,000 as of December 31, 2015 and 2014, respectively, and related to mortgage notes payable was $12,315,000 and $12,255,000 as of December 31, 2015 and 2014, respectively. In accordance with the new debt issuance costs guidance, deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. See "Change in Accounting Principle" for discussion. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $4,967,000 and $3,356,000 as of December 31, 2015 and 2014, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended
	12/31/15	12/31/14	12/31/13
Basic and diluted shares outstanding
Weighted average common shares—basic	133,565,711	130,586,718	126,855,754
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	1,019,966	643,284	402,649
Weighted average common shares—diluted	134,593,177	131,237,502	127,265,903

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$742,038	$683,567	$353,141
Net income allocated to unvested restricted shares	(1,774)	(1,523)	(563)
Net income attributable to common stockholders, adjusted	$740,264	$682,044	$352,578

Weighted average common shares—basic	133,565,711	130,586,718	126,855,754

Earnings per common share—basic	$5.54	$5.22	$2.78

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$742,038	$683,567	$353,141
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	38	35	32
Adjusted net income attributable to common stockholders	$742,076	$683,602	$353,173

Weighted average common shares—diluted	134,593,177	131,237,502	127,265,903

Earnings per common share—diluted	$5.51	$5.21	$2.78

Dividends per common share	$5.00	$4.64	$4.28
Certain options to purchase shares of common stock in the amount of 605,899 were outstanding as of December 31, 2013, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of December 31, 2015 and 2014 are included in the computation of diluted earnings per share.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2015 was 1.0% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2015, 2014 and 2013.
Abandoned Pursuit Costs and Impairment of Long-Lived Assets
The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $3,016,000, $3,964,000 and $998,000 during the years ended December 31, 2015, 2014 and 2013, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.
The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage in 2015 discussed below.
The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company did not recognize any material impairment charges on its investment in land during the years ended December 31, 2015, 2014 and 2013.
The Company also evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no material other than temporary impairment losses recognized by any of the Company's investments in unconsolidated entities during the years ended December 31, 2015, 2014 or 2013.
Casualty Gains and Losses
The Company recorded a net casualty gain of $15,538,000 associated with the fire at Edgewater for the year ended December 31, 2015, which is included in casualty (gain) loss and impairment loss, net, on the accompanying Consolidated Statements of Comprehensive Income. The net casualty gain is comprised of $44,142,000 in third-party insurance proceeds received by the Company, which were partially offset by casualty charges of $21,844,000 to write off the net book value of the building destroyed by the fire at Edgewater, and $6,760,000 to record demolition and additional incident expenses. See Note 7, "Commitments and Contingencies, Legal Contingencies," for further discussion of the Edgewater fire.
During the year ended December 31, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms experienced during this time. The Company has recorded an impairment due to a casualty loss of $4,195,000 to recognize the damages from the storms, included in casualty (gain) loss and impairment loss, net on the accompanying Consolidated Statements of Comprehensive Income.
The Company did not incur a casualty loss in 2014 or 2013.

A casualty loss may also result in lost operating income from one or more communities that is covered by the Company’s business interruption insurance policies. The Company recognizes income for amounts received under its business interruption insurance policies as a component of rental and other income in the Consolidated Statements of Comprehensive Income. Revenue is recognized upon resolution of all contingencies related to the receipt, typically upon written confirmation by the insurer or receipt of the actual proceeds. The Company recognized $1,509,000, $2,494,000 and $299,000 in income related business interruption insurance proceeds for the years ended December 31, 2015, 2014 and 2013, respectively.
Assets Held for Sale and Discontinued Operations
The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company's Consolidated Statements of Comprehensive Income. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Subsequent to classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one operating community that qualified for held for sale presentation at December 31, 2015.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest's initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in shares of the Company's common stock, where permitted, may not be within the Company's control. The nature and valuation of the Company's redeemable noncontrolling interests are discussed further in Note 11, "Fair Value."
Derivative Instruments and Hedging Activities
The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Other than the $51,000,000 loss on interest rate contract recorded during 2013, fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of the Hedging Derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 11, "Fair Value," for further discussion of derivative financial instruments.
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
Recently Issued and Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability and only impacts financial statement presentation. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The guidance codified the SEC staff's view on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements consistent with prior practice as an asset. As of December 31, 2015, the Company has adopted the guidance retrospectively for all prior periods. See discussion under "Change in Accounting Principle."
In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE, and eliminates the presumption that a general partner should consolidate a limited partnership. The guidance is effective in the first quarter of 2016 and allows for early adoption. As of December 31, 2015, the Company has adopted the guidance, and there was no material effect on its financial position or results of operations.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern. The guidance is effective in the fourth quarter of 2016 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, a revenue recognition standard that will result in companies recognizing revenue from contracts when control for the service or product that is the subject of the contract is transferred from the seller to the buyer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
In April 2014, the FASB issued ASU 2014-08, guidance updating the accounting and reporting for discontinued operations, under which only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. The standard also requires expanded disclosures about dispositions that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations, as well as disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The standard was effective in the first quarter of 2015 and the Company adopted the guidance as of January 1, 2014, as discussed in Note 7, “Real Estate Disposition Activities.”
Change in Accounting Principle
As of December 31, 2015, the Company adopted the new debt issuance costs guidance issued in April 2015 and therefore has retrospectively adjusted the presentation of deferred financing costs on the Consolidated Balance Sheets for all prior periods. See discussion under "Recently Issued and Adopted Accounting Standards." The guidance requires debt issuance costs to be presented as a direct deduction from the related debt liability rather than as an asset, except for costs associated with line-of-credit arrangements. The prior period amounts that have been impacted by the new guidance and retrospectively adjusted include (i) deferred financing costs, net, (ii) unsecured notes, net, and (iii) mortgage notes payable, net, located on the Consolidated Balance

Sheets. The following table presents the impact of the change in accounting principle to the condensed Consolidated Balance Sheet as of December 31, 2014:

	12/31/14	Impact of change in accounting principle	12/31/14
	(as previously reported)		(as adjusted and currently reported)
ASSETS
Total real estate, net	$14,935,740	$—	$14,935,740
Cash and cash equivalents	509,460	—	509,460
Cash in escrow	95,625	—	95,625
Resident security deposits	29,617	—	29,617
Investments in unconsolidated real estate entities	298,315	—	298,315
Deferred development costs	67,029	—	67,029
Prepaid expenses and other assets	240,937	(36,145)	204,792
Total assets	$16,176,723	$(36,145)	$16,140,578

LIABILITIES AND EQUITY
Unsecured notes, net	$2,993,265	$(17,732)	$2,975,533
Variable rate unsecured credit facility	—	—	—
Mortgage notes payable, net	3,532,587	(18,413)	3,514,174
Other liabilities	591,701	—	591,701
Total liabilities	7,117,553	(36,145)	7,081,408

Redeemable noncontrolling interests	12,765	—	12,765

Total equity	9,046,405	—	9,046,405
Total liabilities and equity	$16,176,723	$(36,145)	$16,140,578

The impact of the change in accounting principle as of December 31, 2015 includes the change in presentation of deferred financing costs, net, of $21,725,000 related to unsecured notes, net, and $14,703,000 related to mortgage notes payable, net, as offsets to the related debt liability in the Consolidated Balance Sheets. Deferred financing costs, net, related to the Company's Credit Facility of $2,148,000 is not individually significant and has been included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.
2. Interest Capitalized
The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $79,834,000, $69,961,000 and $66,838,000 for years ended December 31, 2015, 2014 and 2013, respectively.
3. Mortgage Notes Payable, Unsecured Notes and Credit Facility
The Company's mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of December 31, 2015 and December 31, 2014 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2015 and December 31, 2014, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	12/31/15	12/31/14
Fixed rate unsecured notes (1)	$3,575,000	$2,750,000
Term Loan	300,000	250,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	1,561,109	2,400,677
Variable rate mortgage notes payable—conventional and tax-exempt (2)	1,045,182	1,047,461
Total notes payable and unsecured notes	6,481,291	6,448,138
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,481,291	$6,448,138
_________________________________

(1)
Balances at December 31, 2015 and December 31, 2014 exclude $7,601 and $6,735, respectively, of debt discount, and $21,725 and $17,732, respectively, of deferred financing costs, as reflected in unsecured notes, net on the Company's Consolidated Balance Sheets.

(2)
Balances at December 31, 2015 and December 31, 2014 exclude $19,686 and $84,449, respectively, of debt premium, and $14,703 and $18,413, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the Company's Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2015:

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

•
In April 2015, the Company repaid an aggregate of $481,582,000 principal amount of secured indebtedness, which includes eight fixed rate mortgage loans secured by eight wholly-owned operating communities, at par. The indebtedness had an aggregate effective interest rate of 3.12%, and a stated maturity date of November 2015. The Company incurred a gain on the early debt extinguishment of $8,724,000, representing the excess of the write-off of unamortized premium resulting from the debt assumed in the Archstone Acquisition.

•
In May 2015, the Company issued $525,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $520,653,000. The notes mature in June 2025 and were issued at a 3.45% coupon interest rate.

•
In June 2015, the Company repaid a $15,778,000 fixed rate secured mortgage note with an effective interest rate of 7.50% at par in advance of its February 2041 maturity date, recognizing a charge of $455,000 for a prepayment penalty and write-off of unamortized deferred financing costs.

•
In June 2015, the Company repaid a $7,805,000 fixed rate secured mortgage note with an effective interest rate of 7.84% at par and without penalty in advance of its May 2027 maturity date, recognizing a charge of $263,000 for the write-off of unamortized deferred financing costs.

•
In June 2015, the Company repaid the $74,531,000 fixed rate secured mortgage note secured by Edgewater, with an effective interest rate of 5.95% at par and without penalty in advance of its May 2019 maturity date, recognizing a charge of $259,000 for the write-off of unamortized deferred financing costs.

•
In July 2015, the Company repaid a $140,346,000 fixed rate secured mortgage note with an effective interest rate of 5.56% in advance of its May 2053 maturity date, resulting in a recognized gain of $18,987,000, consisting of the write off of unamortized premium net of unamortized deferred financing costs of $30,215,000, partially offset by a prepayment penalty of $11,228,000.

•
In November 2015, the Company issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $297,072,000. The notes mature in November 2025 and were issued at a 3.5% coupon interest rate.

•	In December 2015, the Company repaid a $46,938,000 fixed rate secured mortgage note with an effective interest rate of 6.23%, at par, pursuant to its scheduled maturity date.

•	In December 2015, the Company repaid a $56,492,000 fixed rate secured mortgage note with an effective interest rate of 6.13%, at par, pursuant to its scheduled maturity date.
At December 31, 2015, the Company had a $1,300,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which was scheduled to mature in April 2017. The annual facility fee was approximately $1,950,000 based on the $1,300,000,000 facility size and based on the Company's current credit rating. The Company increased the Credit Facility in January 2016, see Note 13, "Subsequent Events," for further discussion.
The Company had no borrowings outstanding under the Credit Facility and had $43,049,000 and $49,407,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2015 and December 31, 2014, respectively.

In the aggregate, secured notes payable mature at various dates from March 2016 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,253,350,000, excluding communities classified as held for sale, as of December 31, 2015).
As of December 31, 2015, the Company has guaranteed approximately $234,500,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate mortgage notes payable (conventional and tax-exempt) was 4.6% and 4.5% at December 31, 2015 and December 31, 2014, respectively. The weighted average interest rate of the Company's variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.8% at both December 31, 2015 and December 31, 2014.
Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2015 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2016	$16,164	$16,255	$250,000	5.750%

2017	17,166	709,891	250,000	5.700%

2018	16,236	76,950	—	—%

2019	4,696	588,429	—	—%

2020	3,624	50,825	250,000	6.100%
			400,000	3.625%

2021	3,551	27,844	250,000	3.950%
			300,000	LIBOR + 1.450%

2022	3,795	—	450,000	2.950%

2023	4,040	—	350,000	4.200%
			250,000	2.850%

2024	4,310	—	300,000	3.500%

2025	4,553	84,835	525,000	3.450%
			300,000	3.500%

Thereafter	218,678	754,449	—	—%

	$296,813	$2,309,478	$3,875,000
The Company's unsecured notes are redeemable at the Company's option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 25 and 45 basis points depending on the specific series of unsecured notes, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued and the Company's Credit Facility agreement contain limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2015.

4. Equity
As of December 31, 2015 and 2014, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.
During the year ended December 31, 2015, the Company:

i.	issued 281,091 shares of common stock in connection with stock options exercised;

ii.	issued 2,142 common shares through the Company's dividend reinvestment plan;

iii.	issued 157,779 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 46,589 common shares in conjunction with the conversion of deferred stock awards;

v.	withheld 45,090 common shares to satisfy employees' tax withholding and other liabilities;

vi.	canceled 1,529 shares of restricted stock upon forfeiture;

vii.	issued 10,667 shares through the Employee Stock Purchase Plan; and

viii.	issued 4,500,000 shares of common stock in settlement of the Forward.
Any deferred compensation related to the Company’s stock option and restricted stock grants during the year ended December 31, 2015 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2015, and will not be reflected until recognized as compensation cost.
In August 2012, the Company commenced a third continuous equity program ("CEP III"), under which the Company was authorized by its Board of Directors to sell up to $750,000,000 of shares of its common stock from time to time during a 36-month period. CEP III expired in August 2015, and the Company had no sales under the program during the year ended December 31, 2015.
In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows the Company to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of its common stock. The Company will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. In 2015, the Company had no sales under the program and did not enter into any forward sale agreements.
On September 9, 2014, based on a market closing price of $155.83 per share on that date, the Company entered into a forward contract to sell 4,500,000 shares of common stock for an initial forward price of $151.74 per share, net of offering fees and discounts (the "Forward"). The sales price and proceeds achieved by the Company were determined on the dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varied with changes in the Fed Funds rate. During the year ended December 31, 2015, the Company issued 4,500,000 shares of common stock at a weighted average sales price of $146.54 per share, for net proceeds of $659,423,000, in settlement of the Forward.

5. Investments in Real Estate Entities
Investments in Unconsolidated Real Estate Entities
The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, as discussed in Note 1, "Organization and Basis of Presentation," under Principles of Consolidation. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.
As of December 31, 2015, the Company had investments in the following real estate entities:

•
AvalonBay Value Added Fund II, LP ("Fund II")—In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operates communities in the Company's markets. Fund II served as the exclusive vehicle through which the Company acquired investment interests in apartment communities, subject to certain exceptions, through the close of its investment period in August 2011. Fund II has six institutional investors, including the Company. One of the Company's wholly owned subsidiaries is the general partner of Fund II and at December 31, 2015, excluding costs incurred in excess of equity in the underlying net assets of Fund II, the Company has an equity investment of $50,443,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest.

During 2015, Fund II sold four communities:

•	Eaves Plainsboro, located in Plainsboro, NJ, for $117,000,000,

•	Eaves Los Alisos, located in Lake Forest, CA, for $39,500,000,

•	Captain Parker Arms, located in Lexington, MA,for $31,600,000, and

•	Eaves Carlsbad, located in Carlsbad, CA, for $112,000,000.
The Company's proportionate share of the gain in accordance with GAAP for the four dispositions was $29,726,000.
In conjunction with the disposition of these communities, Fund II repaid $69,036,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties, of which the Company’s portion was $1,400,000 and was reported as a reduction of equity in income (loss) of unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.
Subsidiaries of Fund II have seven loans secured by individual assets with aggregate amounts outstanding of $286,543,000, with maturity dates that vary from October 2017 to August 2019. The mortgage loans are payable by the subsidiaries of Fund II from operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.
In addition, as part of the formation of Fund II, the Company provided to one of the limited partners a guarantee. The guarantee provided that if, upon final liquidation of Fund II, the total amount of all distributions to that partner during the life of Fund II (whether from operating cash flow or property sales) did not equal a minimum of the total capital contributions made by that partner, then the Company would pay the partner an amount equal to the shortfall, but in no event more than 10% of the total capital contributions made by the partner. During the year ended December 31, 2015, the limited partner transferred its investment interest to an unrelated third party. The guarantee was not transferred with the investment interest, so the Company has no further obligation under the guarantee.

•
Archstone Multifamily Partners AC LP (the "U.S. Fund")—The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. The U.S. Fund has six institutional investors, including the Company. The Company is the general partner of the U.S. Fund and, at December 31, 2015 excluding costs incurred in excess of equity in the underlying net assets of the U.S. Fund, the Company has an equity investment of $68,683,000 (net of distributions), representing a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition.

Subsidiaries of the U.S. Fund have 10 loans secured by individual assets with aggregate amounts outstanding of $373,863,000, with maturity dates that vary from January 2019 to November 2022. In December 2015, a subsidiary of the U.S. fund obtained a $51,300,000 variable rate, interest only, mortgage note maturing in December 2020, which has been converted to an effective fixed rate borrowing with an interest rate swap. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the U.S. Fund, nor does the Company have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
Multifamily Partners AC JV LP (the "AC JV")—The AC JV is a joint venture that was formed in 2011 and has four institutional investors, including the Company. Excluding costs incurred in excess of equity in the underlying net assets of the AC JV, at December 31, 2015 the Company has an equity investment of $52,148,000 (net of distributions), representing a 20.0% equity interest. The Company acquired its interest in the AC JV as part of the Archstone Acquisition.

The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer ("ROFO") to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The Company owns a land parcel for the development of 265 apartment homes, classified as a Development Right in Cambridge, MA, acquired as part of the Archstone Acquisition, that is subject to ROFO restrictions. The ROFO restriction expires in 2019.
As of December 31, 2015, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including the Company, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. The Company has not guaranteed the debt of the AC JV, nor does the Company have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC—In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay North II. Construction of Avalon at Mission Bay North II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company holds a 25.0% equity interest in the venture. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement.

During 2015, the Company received $20,680,000 from the joint venture partner associated with MVP I, LLC, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest from associated distributions for future return calculations. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture. Before this modification to the joint venture agreement, the Company had the right to 45.0% of distributions after achievement of a threshold return, which was achieved in 2015, up to the date the joint venture agreement was modified, as well as in 2014 and 2013.
During 2015, MVP I, LLC obtained a $103,000,000, 3.24% fixed rate loan, with a maturity date of July 2025, and used the proceeds and cash on hand to repay its existing $105,000,000, variable rate loan which was scheduled to mature in December 2015, at par.

•
Brandywine Apartments of Maryland, LLC ("Brandywine")—Brandywine owns a 305 apartment home community located in Washington, DC. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. In conjunction with the Archstone Acquisition, the Company acquired a 26.1% equity interest in the venture, and subsequently purchased an additional 2.6% interest, and as of December 31, 2015, holds a 28.7% equity interest in the venture.

Brandywine has an outstanding $23,835,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•
Residual JV—Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential have divested (to third parties or to the Company or Equity Residential) (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets included a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries ("SWIB"), a joint venture which disposed the last of its communities in 2015 as discussed below, as well as various licenses, insurance policies, contracts, office leases and other miscellaneous assets.

During 2015, SWIB sold its final four communities containing 1,410 apartment homes, for an aggregate sales price of $283,700,000. The Company's proportionate share of the gain in accordance with GAAP for the four dispositions was $3,853,000. In conjunction with the disposition of these communities, SWIB repaid $148,866,000 of related indebtedness on its credit facility at par.
The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which the seller has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the Residual JV.
During 2015, the Company recognized equity in income of unconsolidated real estate entities of $10,601,000 primarily associated with the settlement of outstanding legal claims against third parties, partially offset by losses on the sale of land from the Residual JV.

•
During 2015, the Company entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. The Company has a 60.0% ownership interest in the venture. The venture is considered a variable interest entity, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the joint venture as approval from both parties is required for decisions about the pre-development and related activities to be performed by the venture. During 2015, the Company contributed $5,688,000 to the venture for the Company's share of land acquisition and pre-development costs. The Company's investment in the joint venture is reported as a component of investments in unconsolidated real estate entities on the Consolidated Balance Sheets.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with the Residual JV (dollars in thousands):

	12/31/15	12/31/14
Assets:
Real estate, net	$1,392,833	$1,617,627
Other assets (1)	57,044	68,693
Total assets	$1,449,877	$1,686,320
Liabilities and partners' capital:
Mortgage notes payable and credit facility, net (1)	$947,205	$976,531
Other liabilities	20,471	23,130
Partners' capital	482,201	686,659
Total liabilities and partners' capital	$1,449,877	$1,686,320
_________________________________

(1)	2014 amounts reflect certain reclassifications as a result of the retrospective adjustment of the presentation of deferred financing costs discussed in Note 1, "Change in Accounting Principle."
The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented, excluding amounts associated with the Residual JV (dollars in thousands):

	For the year ended
	12/31/15	12/31/14	12/31/13
Rental and other income	$173,578	$198,939	$212,994
Operating and other expenses	(67,962)	(80,301)	(86,434)
Gain on sale of communities	98,899	333,221	96,152
Interest expense, net	(45,517)	(61,458)	(61,404)
Depreciation expense	(45,324)	(52,116)	(61,002)
Net income	$113,674	$338,285	$100,306
In conjunction with the formation of AvalonBay Value Added Fund, L.P. ("Fund I") and Fund II, and the acquisition of the U.S. Fund, AC JV and Brandywine, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $40,978,000 and $43,709,000 at December 31, 2015 and 2014, respectively, of the respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income (loss) of unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a summary of the Company's equity in income (loss) of unconsolidated entities for the years presented (dollars in thousands):

	For the year ended
	12/31/15	12/31/14	12/31/13
Fund I (1)	$871	$475	$10,924
Fund II (2)	32,211	24,808	6,206
U.S. Fund	2,052	342	(661)
AC JV	511	1,579	2,569
CVP I, LLC (3)	1,812	113,127	5,783
MVP I, LLC (4)	22,453	1,651	1,137
Brandywine	(1,474)	828	661
Residual JV (5)	11,582	3,547	(38,332)
Arna Valley View LP (6)	—	2,406	—
Avalon Del Rey, LLC (7)	—	—	181
Juanita Village (6)	—	3	378
Total	$70,018	$148,766	$(11,154)
_________________________________

(1)	Equity in income for the years ended December 31, 2014 and 2013 includes the Company's proportionate share of the gain on the sale of Fund I assets of $944 and $11,484, respectively.

(2)	Equity in income for the years ended December 31, 2015, 2014 and 2013 includes the Company's proportionate share of the gain on the sale of Fund II assets of $29,726, $21,624, and $2,790 respectively.

(3)
Equity in income for the years ended December 31, 2015, 2014 and 2013 includes $1,289, $61,218 and $5,527, respectively, relating to the Company's recognition of its promoted interest. Amount for 2014 also includes $50,478 related to the disposition of Avalon Chrystie Place.

(4)
Equity in income for the years ended December 31, 2015, 2014 and 2013 includes $21,340, $930 and $516 relating to the Company's recognition of its promoted interest. For 2015, $20,680 was from the joint venture partner upon agreement to modify the joint venture agreement to eliminate the Company's promoted interest from associated distribution for future return calculations. Prospectively, earnings and distributions will be based on the Company's 25.0% equity interest in the venture.

(5)	Equity in income (loss) from this entity for 2013 includes certain expensed Archstone Acquisition costs borne by the venture.

(6)	The Company's equity in income for this entity represents its residual profits from the sale of the community.

(7)	During 2012, the Company purchased its joint venture partner's interest in this venture.
Investments in Consolidated Real Estate Entities
On February 27, 2013, pursuant to an asset purchase agreement dated November 26, 2012, the Company, together with Equity Residential, acquired, directly or indirectly, all of the assets owned by Archstone Enterprise LP ("Archstone," which has since changed its name to Jupiter Enterprise LP), including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown, with certain limited exceptions. Under the terms of the purchase agreement, the Company acquired approximately 40.0% of Archstone's assets and liabilities and Equity Residential acquired approximately 60.0% of Archstone’s assets and liabilities (the “Archstone Acquisition”).
The Company expenses transaction costs associated with acquisition activity as they are incurred. To the extent the Company receives amounts related to acquired communities for periods prior to their acquisition, the Company reports these receipts, net with expensed acquisition costs. Expensed transaction costs associated with the acquisitions made by the Company in 2015 and 2013, including those for the Archstone Acquisition in 2013, totaled $3,806,000 and $44,052,000, respectively. These amounts are reported as a component of expensed acquisition, development and other pursuit costs on the accompanying Consolidated Statements of Comprehensive Income. In 2014, the Company received amounts related to communities acquired in the Archstone Acquisition, for periods prior to the Company’s ownership, in excess of acquisition costs incurred, resulting in a net recovery of $7,681,000. These amounts are primarily comprised of property tax and mortgage insurance refunds.

In conjunction with the development of Avalon Sheepshead Bay, the Company entered into a joint venture agreement to construct a mixed-use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture and will have all of the rights and obligations associated with the rental apartments, and the venture partner owns the remaining 30.0% interest and will have all of the rights and obligations associated with the for-sale condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of December 31, 2015, the Company has a receivable from the venture partner in the amount of $8,126,000, reported as a component of prepaid expenses and other assets on the Consolidated Balance Sheets. The loan provided to the venture partner will be repaid with the proceeds received from the sale of the residential condominium units. The venture is considered a variable interest entity, and the Company consolidates its interest in the rental apartments and common areas, and accounts for the for-sale component of the venture as an unconsolidated investment.
6. Real Estate Disposition Activities
During 2015, the Company sold three wholly-owned communities, containing an aggregate of 851 apartment homes for an aggregate gross sales price of $265,500,000 and an aggregate gain in accordance with GAAP of $115,625,000. In addition, during 2015, the Company sold two undeveloped land parcels and air rights, representing the right to increase density for future residential development, for $23,820,000, resulting in a gain in accordance with GAAP of $9,647,000.
Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt		Gross sales price	Net proceeds
Avalon on Stamford Harbor	Stamford, CT	Q115	323	$—		$115,500	$112,504
Other real estate dispositions (1)	New York Metro region	Q215	N/A	—		23,820	23,337
Avalon Lyndhurst	Lyndhurst, NJ	Q315	328	—		99,000	96,574
Avalon Charles Pond	Coram, NY	Q415	200	—		51,000	49,748

Total of 2015 asset sales			851	$—		$289,320	$282,163

Total of 2014 asset sales			1,337	$16,341	(2)	$304,250	$281,125

Total of 2013 asset sales (3)			3,299	$—		$932,880	$919,442
_________________________________

(1)	Includes two undeveloped land parcels and air rights, representing the right to increase density for future residential development.

(2)
Amount includes $10,427 principal amount secured by Oakwood Philadelphia and $5,914 principal amount of secured borrowings repaid by the Company for eight other operating communities, the aggregate of which is included in determining net proceeds.

(3)	Total of 2013 asset sales excludes the disposition of development rights located in Hingham, MA and Brooklyn, NY, for total net proceeds of $1,313.
As of December 31, 2015, the Company had one community that qualified as held for sale. The assets of the community are primarily composed of land and related real estate improvements.
The results of operations for Avalon on Stamford Harbor, Avalon Lyndhurst and Avalon Charles Pond are included in income from continuing operations on the accompanying Consolidated Statements of Comprehensive Income.

The operations for any real estate assets sold from January 1, 2013 through December 31, 2015 and which were classified as held for sale and discontinued operations as of and for periods prior to December 31, 2013, and thus not subject to the new guidance for discontinued operations presentation and disclosure, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” have been presented as income from discontinued operations in the accompanying Consolidated Statements of Comprehensive Income.
The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the year ended
	12/31/15	12/31/14	12/31/13
Rental income	$—	$579	$42,874
Operating and other expenses	—	(269)	(12,661)
Interest expense, net	—	—	—
Loss on extinguishment of debt	—	—	—
Depreciation expense	—	—	(13,500)
Income (loss) from discontinued operations	$—	$310	$16,713
7. Commitments and Contingencies
Employment Agreements and Arrangements
The Company had employment agreements with two executive officers which expired on December 31, 2015, in accordance with their terms. The Company has not entered into any new employment agreements with executive officers.
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
Legal Contingencies
The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related. During the year ended December 31, 2014, the Company received $1,933,000 in legal recoveries. There were no material receipts during the years ended December 31, 2015 and 2013, excluding amounts for the Residual JV in 2015.
In January 2015, a fire occurred at the Company’s Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. See Note 13, "Subsequent Events," for discussion of the related insurance settlement.
The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the fire. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim.
To date, four putative class action lawsuits have been filed against the Company on behalf of Avalon at Edgewater residents and others who may have been harmed by the fire. The court has consolidated these actions in the United States District Court for the District of New Jersey. In addition, 18 lawsuits representing approximately 145 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. These cases have been consolidated by the court. The Company believes that it has meritorious defenses to the extent of damages claimed. Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.

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
Lease Obligations
The Company owns 16 apartment communities and two commercial properties located on land subject to land leases expiring between October 2026 and March 2142. The leases for 13 apartment communities, of which two represent dual-branded communities with one underlying land lease, and the two commercial properties, are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and five of these leases have purchase options exercisable through 2095. The Company incurred costs of $21,295,000, $21,664,000 and $17,996,000 in the years ended December 31, 2015, 2014 and 2013, respectively, related to operating leases. Three apartment communities are located on land subject to a land lease which are accounted for as capital leases, of which two represent dual-branded communities with one underlying capital land lease. In addition, the Company is party to a lease for a portion of the parking garage adjacent to a development community, accounted for as a capital lease. The Company has a total lease obligation of $37,783,000 reported as a component of accrued expenses and other liabilities. Each of these land leases accounted for as capital leases have options for the Company to purchase the land at some point during the lease terms which expire in 2046 and 2086.
The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2016	2017	2018	2019	2020	Thereafter
Operating Lease Obligations	$21,056	$20,629	$20,807	$20,894	$18,675	$1,143,535
Capital Lease Obligations (1) (2)	2,098	18,866	1,065	1,067	1,069	45,620
	$23,154	$39,495	$21,872	$21,961	$19,744	$1,189,155
_________________________________

(1)
Aggregate capital lease payments include $29,069 in interest costs, with the timing of certain lease payments for capital land leases determined by completion of the construction of the associated apartment community.

(2)
Capital lease assets of $39,019 and $31,784 as of December 31, 2015 and 2014, respectively, are included as a component of land and improvements or building and improvements on the accompanying Consolidated Balance Sheets.

8. Segment Reporting
The Company's reportable operating segments include Established Communities, Other Stabilized Communities and Development/Redevelopment Communities. Annually as of January 1, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change.

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year. The Established Communities for the year ended December 31, 2015, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2014, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year period. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•
Development/Redevelopment Communities consists of communities that are under construction and have not received a certificate of occupancy for the entire community, and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2015.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net interest expense, gain (loss) on extinguishment of debt, loss on interest rate contract, general and administrative expense, joint venture income (loss), depreciation expense, corporate income tax expense, casualty (gain) loss and impairment loss, net, gain on sale of real estate assets, gain on sale of discontinued operations, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.
A reconciliation of NOI to net income for years ended December 31, 2015, 2014 and 2013 is as follows (dollars in thousands):

	For the year ended
	12/31/15	12/31/14	12/31/13
Net income	$741,733	$697,327	$352,771
Indirect operating expenses, net of corporate income	56,973	49,055	41,554
Investments and investment management expense	4,370	4,485	3,990
Expensed acquisition, development and other pursuit costs, net of recoveries	6,822	(3,717)	45,050
Interest expense, net (1)	175,615	180,618	172,402
(Gain) loss on extinguishment of debt, net	(26,736)	412	14,921
Loss on interest rate contract	—	—	51,000
General and administrative expense	42,396	41,425	39,573
Equity in (income) loss of unconsolidated entities	(70,018)	(148,766)	11,154
Depreciation expense (1)	477,923	442,682	560,215
Income tax expense	1,861	9,368	—
Casualty (gain) loss and impairment loss, net	(10,542)	—	—
Gain on sale of real estate assets	(125,272)	(85,415)	(240)
Gain on sale of discontinued operations	—	(37,869)	(278,231)
Income from discontinued operations	—	(310)	(16,713)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	(10,920)	(27,357)	(31,388)
Net operating income	$1,264,205	$1,121,938	$966,058
_________________________________

(1)	Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.
The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the year ended
	12/31/2015	12/31/2014	12/31/2013

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$17,973	$44,645	$50,638
Operating expenses real estate assets sold or held for sale, not classified as discontinued operations	(7,053)	(17,288)	(19,250)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$10,920	$27,357	$31,388

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.
The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the years ended December 31, 2015, 2014 and 2013 have been adjusted for the real estate assets that were sold from January 1, 2013 through December 31, 2015, or otherwise qualify as held for sale and/or discontinued operations as of December 31, 2015, as described in Note 6, "Real Estate Disposition Activities."

	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the year ended December 31, 2015
Established
New England	$190,802	$120,026	2.8%	$1,460,746
Metro NY/NJ	382,457	268,986	3.3%	3,152,361
Mid-Atlantic	209,013	145,497	0.2%	2,177,823
Pacific Northwest	76,589	54,751	8.2%	721,040
Northern California	273,432	210,226	11.9%	2,414,184
Southern California	252,530	173,919	9.4%	2,465,432
Total Established (2)	1,384,823	973,405	5.8%	12,391,586

Other Stabilized	221,063	145,170	N/A	2,040,269
Development / Redevelopment	222,222	145,630	N/A	4,238,967
Land Held for Future Development	N/A	N/A	N/A	484,377
Non-allocated (3)	9,947	N/A	N/A	73,372
Total	$1,838,055	$1,264,205	12.7%	$19,228,571

For the year ended December 31, 2014 (4)
Established
New England	$172,153	$109,745	0.8%	$1,333,854
Metro NY/NJ	305,496	215,239	3.1%	2,251,697
Mid-Atlantic	98,590	69,498	(2.5)%	647,374
Pacific Northwest	54,230	37,637	7.0%	500,247
Northern California	174,527	132,899	8.2%	1,402,444
Southern California	139,841	95,626	5.2%	1,225,328
Total Established (2)	944,837	660,644	3.6%	7,360,944

Other Stabilized	497,677	343,415	N/A	6,057,783
Development / Redevelopment	186,852	117,879	N/A	3,972,180
Land Held for Future Development	N/A	N/A	N/A	180,516
Non-allocated (3)	11,050	N/A	N/A	32,444
Total	$1,640,416	$1,121,938	16.1%	$17,603,867

For the year ended December 31, 2013
Established
New England	$152,800	$99,484	2.4%	$1,189,040
Metro NY/NJ	236,920	164,827	4.6%	1,793,902
Mid-Atlantic	100,548	71,851	0.1%	633,598
Pacific Northwest	46,564	31,283	5.3%	444,825
Northern California	141,038	106,745	11.7%	1,233,851
Southern California	119,024	81,182	5.1%	1,058,883
Total Established (2)	796,894	555,372	5.0%	6,354,099

Other Stabilized	486,701	331,338	N/A	6,621,825
Development / Redevelopment	117,186	79,348	N/A	3,024,035
Land Held for Future Development	N/A	N/A	N/A	300,364
Non-allocated (3)	11,502	N/A	N/A	10,279
Total	$1,412,283	$966,058	47.2%	$16,310,602
_________________________________

(1)	Does not include gross real estate assets held for sale of $39,528, $245,449 and $489,720 as of December 31, 2015, 2014 and 2013, respectively.

(2)	Gross real estate for the Company's Established Communities includes capitalized additions of approximately $74,982, $52,635 and $33,553 in 2015, 2014 and 2013, respectively.

(3)	Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

(4)
Results for the year ended December 31, 2014 reflect the operating segments determined as of January 1, 2014, which include stabilized communities acquired as part of the Archstone Acquisition in the Other Stabilized segment.

9. Stock-Based Compensation Plans
The Company has a stock incentive plan, the 2009 Stock Option and Incentive Plan (the "2009 Plan"), which includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2015, the Company has 1,364,678 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's1994 Stock Option and Incentive Plan (the "1994 Plan") on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, stock options that qualify as incentive stock options ("ISOs") under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. The 2009 Plan will expire on May 21, 2019.
Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2012	307,554	$112.67	719,830	$105.40
Exercised	(19,949)	84.43	(24,292)	79.42
Granted	215,230	129.03	—	—
Forfeited	(1,267)	131.56	(4,012)	127.56
Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19
Exercised	(157,454)	116.40	(342,743)	99.03
Granted	—	—	—	—
Forfeited	(4,052)	131.05	(76,381)	142.66
Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Exercised	(90,884)	124.01	(190,207)	105.70
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2015	249,178	$122.17	82,195	$103.27
Options Exercisable:
December 31, 2013	184,167	$107.18	691,526	$106.19
December 31, 2014	185,227	$116.71	272,402	$104.96
December 31, 2015	188,081	$119.98	82,195	$103.27
The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2015:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
25,622	$70.00	-	$79.99	4.1
38,326	110.00	-	119.99	5.1
44,135	120.00	-	129.99	7.2
141,095	130.00	-	139.99	6.6
249,178

1994 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
9,854	$40.00	-	$49.99	3.1
35,511	80.00	-	89.99	2.1
7,174	90.00	-	99.99	0.1
29,656	140.00	-	149.99	1.1
82,195
Options outstanding under the 2009 and 1994 Plans at December 31, 2015 had an intrinsic value of $15,438,000 and $6,647,000, respectively. Options exercisable under the 2009 and 1994 Plans at December 31, 2015 had an intrinsic value of $12,066,000 and $6,647,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 6.3 years and 1.7 years, respectively. The intrinsic value of options exercised during 2015, 2014 and 2013 was $18,080,000, $20,028,000 and $2,395,000, respectively.
The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on estimated forfeitures for the given year. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period. The following table summarizes the weighted average fair value of employee stock options for 2013 and the associated assumptions used to calculate the value. There were no stock options granted in 2015 and 2014.

2013
Weighted average fair value per share	$26.78
Life of options (in years)	5.0
Dividend yield	3.7%
Volatility	34.00%
Risk-free interest rate	0.91%
During 2013, the Company adopted a revised compensation framework under which share-based compensation will be granted, composed of annual restricted stock awards for which one third of the award will vest annually over a three year period, and multi-year long term incentive performance awards. Under the multi-year long term incentive component of the revised framework, the Company will grant a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. The performance awards will be earned in the form of restricted stock, or upon election of the recipient, up to 25% in the form of stock options, for which one third of the award will vest annually over an additional three year period following the completion of the performance cycle.
In general, performance awards are forfeited if the employee's employment terminates for any reason prior to the measurement date. However, for performance awards with performance periods beginning on or after January 1, 2015, after the first year of the performance period, if the employee's employment terminates on account of death, disability, retirement, or termination without cause at a time when the employee meets the age and service requirements for retirement, the employee shall vest in a pro rata portion of the award (based on the employee's service time during the performance period), with such vested portion to be earned and converted into shares at the end of the performance period based on actual achievement under the performance award.
Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2012	—	$—
Granted (1)	191,008	70.00
Forfeited	(1,243)	70.00
Outstanding at December 31, 2013	189,765	$70.00
Granted (2)	136,276	117.43
Change in awards based on performance (3)	(46,790)	74.37
Converted to restricted stock	(16,209)	74.37
Forfeited	(23,140)	76.22
Outstanding at December 31, 2014	239,902	$95.20
Granted (4)	85,636	148.49
Change in awards based on performance (3)	14,697	78.50
Converted to restricted stock	(95,826)	78.50
Forfeited	(6,143)	110.34
Outstanding at December 31, 2015	238,266	$119.65
_________________________________

(1)	The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock.

(2)
The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 60,391 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 75,885 performance awards.

(3)	Represents the change in the number of performance awards converted to restricted stock shares based on performance achievement.

(4)
The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 55,162 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 30,474 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards determined by using total shareholder return measures. The assumptions used are as follows:

	2015	2014	2013

Dividend yield	3.0%	3.6%	3.3%
Estimated volatility over the life of the plan (1)	12.0% - 17.3%	17.6% - 18.6%	17.0% - 21.0%
Risk free rate	0.07% - 1.09%	0.04% - 0.72%	0.09% - 0.46%
Estimated performance award value based on total shareholder return measure	$139.18	$103.20	$70.00
_________________________________

(1)	Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.
For the portion of the performance awards determined by using financial metrics, the estimated compensation cost was based on the baseline share value of $166.23, $128.97 and $130.23, for the years ended December 31, 2015, 2014 and 2013, respectively, and the Company's estimate of corporate achievement for the financial metrics.
Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2012	202,218	$107.58	—
Granted	123,977	129.21	—
Vested	(141,673)	104.69	—
Forfeited	(2,439)	123.05	—
Outstanding at December 31, 2013	182,083	$124.35	—
Granted	98,954	129.35	16,209
Vested	(93,963)	120.81	(5,073)
Forfeited	(7,767)	128.62	(203)
Outstanding at December 31, 2014	179,307	$129.06	10,933
Granted	61,953	173.04	95,826
Vested	(91,847)	130.75	(8,412)
Forfeited	(1,529)	151.86	—
Outstanding at December 31, 2015	147,884	$146.21	98,347
Total employee stock-based compensation cost recognized in income was $14,703,000, $13,314,000 and $17,775,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and total capitalized stock-based compensation cost was $9,667,000, $5,457,000 and $8,379,000 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, there was a total unrecognized compensation cost of $99,000 for unvested stock options and $21,096,000 for unvested restricted stock and performance awards, which does not include estimated forfeitures. The unrecognized compensation cost for unvested stock options and restricted stock and performance awards is expected to be recognized over a weighted average period of 0.1 and 3.6 years, respectively.
The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2015 was 1.0%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2015, 2014 and 2013.
Employee Stock Purchase Plan
In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the "ESPP"). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 704,160 shares remaining available for issuance under the ESPP. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations. During 2013, the purchase period was a period of seven months beginning April 1 and ending October 30. The Company modified the ESPP beginning in 2014, establishing two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 10,667, 9,848 and 9,260 shares and recognized compensation expense of $321,000, $407,000 and $174,000 under the ESPP for the years ended December 31, 2015, 2014 and 2013, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements
Unconsolidated Entities
The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $9,947,000, $11,050,000 and $11,502,000 in the years ended December 31, 2015, 2014 and 2013, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,832,000 and $6,868,000 as of December 31, 2015 and 2014, respectively.
Director Compensation
Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $130,000 and (ii) a cash payment of $60,000, payable in quarterly installments of $15,000. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, beginning in May 2014, the Lead Independent Director receives an additional annual fee of $25,000 payable in equal quarterly installments of $6,250, and non-employee directors serving as the chairperson of the Audit, Compensation and Nominating Committees receive additional cash compensation of $10,000 per year payable in quarterly installments of $2,500.
The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $1,135,000, $1,049,000 and $992,000 for the years ended December 31, 2015, 2014 and 2013, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $488,000, $452,000 and $417,000 on December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, the Company issued 46,589 shares in conjunction with the conversion of deferred stock awards.
11. Fair Value
Financial Instruments Carried at Fair Value
Derivative Financial Instruments
Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.
Hedge ineffectiveness did not have a material impact on earnings of the Company for 2015 or any prior period, and the Company does not anticipate that it will have a material effect in the future.
The following table summarizes the consolidated derivative positions at December 31, 2015 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$725,832	$36,731	$600,000
Weighted average interest rate (1)	1.8%	2.7%	N/A
Weighted average swapped/capped interest rate	5.8%	5.9%	2.3%
Earliest maturity date	February 2016	April 2019	May 2016
Latest maturity date	June 2020	April 2019	November 2017
_________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.
Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had 10 derivatives designated as a cash flow hedge and 15 derivatives not designated as hedges at December 31, 2015. Fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2015 and 2014, were not material. Excluding the forward interest rate protection agreement discussed further below, fair value changes for derivatives not in qualifying hedge relationships for the year ended December 31, 2013 were not material. To adjust the Hedging Derivatives in qualifying cash flow hedges to their fair value and recognize the impact of hedge accounting, the Company recorded a decrease to accumulated other comprehensive loss of $11,128,000, $6,116,000 and $5,892,000 during the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2013, the Company reclassified $59,376,000 of deferred losses from accumulated other comprehensive loss with $51,000,000 recognized as loss on interest rate contract as discussed below, and the balance recorded as a component of interest expense, net. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2015 and 2014.
During 2015, the Company entered into $600,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. At maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.
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

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2015
Non Designated Hedges
Interest Rate Caps	$26	$—	$26	$—
Cash Flow Hedges
Interest Rate Caps	5	—	5	—
Interest Rate Swaps	5,422	—	5,422	—
Put(s)	(8,181)	—	—	(8,181)
DownREIT units	(1,381)	(1,381)	—	—
Indebtedness
Unsecured notes	(3,668,417)	(3,668,417)	—	—
Mortgage notes payable and unsecured term loan	(2,700,341)	—	(2,700,341)	—
Total	$(6,372,867)	$(3,669,798)	$(2,694,888)	$(8,181)

	12/31/2014
Non Designated Hedges
Interest Rate Caps	$50	$—	$50	$—
Cash Flow Hedges
Interest Rate Caps	58	—	58	—
Put(s)	(11,104)	—	—	(11,104)
DownREIT units	(1,226)	(1,226)	—	—
Indebtedness
Unsecured notes	(2,874,147)	(2,874,147)	—	—
Mortgage notes payable and unsecured term loan	(3,683,875)	—	(3,683,875)	—
Total	$(6,570,244)	$(2,875,373)	$(3,683,767)	$(11,104)

12. Quarterly Financial Information
The following summary represents the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	For the three months ended (1)
	3/31/15	6/30/15	9/30/15	12/31/15
Total revenue	$442,367	$457,459	$475,360	$480,840
Income from continuing operations	$208,053	$172,253	$206,076	$155,352
Total discontinued operations	$—	$—	$—	$—
Net income	$208,053	$172,253	$206,076	$155,352
Net income attributable to common stockholders	$208,144	$172,324	$206,142	$155,428
Net income per common share - basic	$1.57	$1.30	$1.54	$1.13
Net income per common share - diluted	$1.56	$1.29	$1.53	$1.13

	For the three months ended (1)
	3/31/14	6/30/14	9/30/14	12/31/14
Total revenue	$400,075	$413,806	$430,525	$440,656
Income from continuing operations	$103,420	$172,197	$241,001	$142,530
Total discontinued operations	$38,179	$—	$—	$—
Net income	$141,599	$172,197	$241,001	$142,530
Net income attributable to common stockholders	$141,739	$158,086	$241,100	$142,642
Net income per common share - basic	$1.09	$1.22	$1.83	$1.08
Net income per common share - diluted	$1.09	$1.21	$1.83	$1.08
_________________________________

(1)	Amounts may not equal full year results due to rounding.
13. Subsequent Events
The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.
In January and February 2016:
The Company acquired two communities:

•
Avalon Hoboken located in Hoboken, NJ, contains 217 apartment homes and was acquired for a purchase price of $129,700,000. In conjunction with the acquisition, the Company assumed a fixed rate secured mortgage note with a principal balance of $67,904,000 and an effective interest rate of 4.18% maturing in December 2020.

•	Avalon Potomac Yard located in Alexandria, VA, contains 323 apartment homes and was acquired for a purchase price of $108,250,000.
The Company entered into $450,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. At maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.
The Company extended the maturity of the Credit Facility from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Company's Credit Facility, with the approval of the syndicate of lenders, the Company increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the "Credit Facility Increase"). The Company may further extend the term for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on the Company's borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum.

The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on the Company's credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating.
Avalon at Stratford was substituted as collateral for the outstanding fixed rate secured mortgage loan associated with Eaves Trumbull.
The U.S. Fund sold two communities:

•	Archstone Boca Town Center, located in Boca Raton, FL, containing 252 apartment homes was sold for $56,300,000.

•	Avalon Kips Bay, located in New York, NY, containing 209 apartment homes was sold for $173,000,000.
Fund II sold Eaves Rancho San Diego, located in El Cajon, CA, containing 676 apartment homes for $158,000,000.
The Company reached a final settlement with its property and casualty insurers regarding the property damage and lost income related to the Edgewater fire, resulting in aggregate insurance recoveries for these aspects of this matter, after self-insurance and deductibles, of $73,008,000. The Company received $44,000,000 of these recoveries in 2015 and expects to receive the remaining $29,008,000 during the three months ending March 31, 2016, which will be recognized as casualty gain and business interruption insurance recovery.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	$2,124	$12,546	$9,368	$2,124	$21,914	$24,038	$12,335	$11,703	$12,438	$—	1994
Eaves Quincy	Quincy, MA	1,743	14,662	9,694	1,743	24,356	26,099	12,650	13,449	13,883	—	1986/1995
Avalon Essex	Peabody, MA	5,184	16,258	2,073	5,184	18,331	23,515	10,039	13,476	14,036	—	2000
Avalon Oaks West	Wilmington, MA	3,318	13,333	951	3,318	14,284	17,602	6,915	10,687	11,155	15,649	2002
Avalon Orchards	Marlborough, MA	2,983	17,932	2,260	2,983	20,192	23,175	9,744	13,431	14,061	16,621	2002
Avalon at Newton Highlands	Newton, MA	11,039	45,531	3,784	11,039	49,315	60,354	21,314	39,040	40,699	—	2003
Avalon at The Pinehills	Plymouth, MA	6,876	30,401	317	6,876	30,718	37,594	8,915	28,679	29,624	—	2004
Eaves Peabody	Peabody, MA	4,645	18,937	12,388	4,645	31,325	35,970	10,860	25,110	25,925	—	1962/2004
Avalon at Bedford Center	Bedford, MA	4,258	20,535	483	4,258	21,018	25,276	7,355	17,921	18,513	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	14,572	45,820	2,168	14,572	47,988	62,560	15,529	47,031	48,794	39,088	2007
Avalon Shrewsbury	Shrewsbury, MA	5,152	30,458	1,358	5,152	31,816	36,968	10,191	26,777	27,455	19,867	2007
Avalon at Lexington Hills	Lexington, MA	8,691	79,104	1,686	8,691	80,790	89,481	22,275	67,206	69,510	—	2008
Avalon Acton	Acton, MA	13,124	48,944	2,309	13,124	51,253	64,377	13,789	50,588	51,216	45,000	2008
Avalon at Hingham Shipyard	Hingham, MA	12,218	41,655	791	12,218	42,446	54,664	10,635	44,029	45,193	—	2009
Avalon Sharon	Sharon, MA	4,719	25,446	461	4,719	25,907	30,626	6,952	23,674	24,480	—	2008
Avalon Northborough	Northborough, MA	8,144	52,348	198	8,144	52,546	60,690	11,066	49,624	51,444	—	2009
Avalon Blue Hills	Randolph, MA	11,110	34,690	644	11,110	35,334	46,444	8,135	38,309	39,070	—	2009
Avalon Cohasset	Cohasset, MA	8,802	46,184	87	8,802	46,271	55,073	6,561	48,512	50,141	—	2012
Avalon Andover	Andover, MA	4,276	21,862	45	4,276	21,907	26,183	2,892	23,291	24,065	14,179	2012
Avalon Prudential Center II (1)	Boston, MA	8,776	35,496	39,910	8,776	75,406	84,182	27,376	56,806	50,955	—	1968/1998
Avalon Prudential Center I (1)	Boston, MA	8,002	32,370	31,040	8,002	63,410	71,412	24,589	46,823	37,373	—	1968/1998
Eaves North Quincy	Quincy, MA	11,940	39,400	2,814	11,940	42,214	54,154	6,253	47,901	49,047	—	1977/2013
Avalon at Center Place	Providence, RI	—	26,816	10,563	—	37,379	37,379	21,374	16,005	17,127	—	1991/1997
Total Boston, MA		$161,696	$750,728	$135,392	$161,696	$886,120	$1,047,816	$287,744	$760,072	$766,204	$150,404

Fairfield-New Haven, CT
Eaves Stamford	Stamford, CT	$5,956	$23,993	$12,798	$5,956	$36,791	$42,747	$21,445	$21,302	$22,648	$—	1991
Avalon Wilton I	Wilton, CT	2,116	14,664	5,841	2,116	20,505	22,621	10,601	12,020	12,766	—	1997
Avalon New Canaan	New Canaan, CT	4,834	22,990	1,700	4,834	24,690	29,524	11,179	18,345	17,206	—	2002
AVA Stamford	Stamford, CT	13,819	56,499	4,834	13,819	61,333	75,152	27,600	47,552	49,851	—	2002/2002

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Danbury	Danbury, CT	4,933	30,638	797	4,933	31,435	36,368	11,478	24,890	25,889	—	2005
Avalon Darien	Darien, CT	6,926	34,579	2,074	6,926	36,653	43,579	15,216	28,363	29,457	—	2004
Avalon Milford I	Milford, CT	8,746	22,699	1,014	8,746	23,713	32,459	9,357	23,102	23,677	—	2004
Avalon Norwalk	Norwalk, CT	11,320	62,910	440	11,320	63,350	74,670	11,606	63,064	64,883	—	2011
Avalon Huntington	Shelton, CT	5,277	20,029	137	5,277	20,166	25,443	5,132	20,311	21,000	—	2008
Avalon Wilton II	Wilton, CT	6,604	23,763	—	6,604	23,763	30,367	3,853	26,514	27,371	—	2011
Total Fairfield-New Haven, CT		$70,531	$312,764	$29,635	$70,531	$342,399	$412,930	$127,467	$285,463	$294,748	$—

TOTAL NEW ENGLAND		$232,227	$1,063,492	$165,027	$232,227	$1,228,519	$1,460,746	$415,211	$1,045,535	$1,060,952	$150,404

METRO NY/NJ
New York City, NY
Avalon Riverview I (1)	Long Island City, NY	$—	$94,061	$6,647	$—	$100,708	$100,708	$45,214	$55,494	$57,407	$—	2002
Avalon Bowery Place	New York, NY	18,575	75,009	2,383	18,575	77,392	95,967	24,711	71,256	73,529	93,800	2006
Avalon Riverview North	Long Island City, NY	—	166,099	2,906	—	169,005	169,005	47,953	121,052	125,242	—	2008
Avalon Bowery Place II	New York, NY	9,106	47,199	3,298	9,106	50,497	59,603	13,624	45,979	46,034	—	2007
Avalon Morningside Park	New York, NY	—	114,233	1,037	—	115,270	115,270	28,731	86,539	90,555	100,000	2009
Avalon Fort Greene	Brooklyn, NY	83,038	216,802	860	83,038	217,662	300,700	42,653	258,047	266,954	—	2010
Avalon Midtown West	New York, NY	154,730	180,253	12,299	154,730	192,552	347,282	29,236	318,046	323,993	100,500	1998/2013
Avalon Clinton North (1)	New York, NY	84,069	105,821	7,300	84,069	113,121	197,190	16,054	181,136	183,684	147,000	2008/2013
Avalon Clinton South	New York, NY	71,421	89,851	5,238	71,421	95,089	166,510	13,810	152,700	155,715	121,500	2007/2013
Total New York City, NY		$420,939	$1,089,328	$41,968	$420,939	$1,131,296	$1,552,235	$261,986	$1,290,249	$1,323,113	$562,800

New York - Suburban
Avalon Commons	Smithtown, NY	$4,679	$28,286	$5,810	$4,679	$34,096	$38,775	$19,958	$18,817	$19,961	$—	1997
Eaves Nanuet	Nanuet, NY	8,428	45,660	4,371	8,428	50,031	58,459	30,225	28,234	29,666	62,279	1998
Avalon Willow	Mamaroneck, NY	6,207	40,791	1,727	6,207	42,518	48,725	23,346	25,379	26,575	—	2000
Avalon Court	Melville, NY	9,228	50,063	3,104	9,228	53,167	62,395	30,699	31,696	33,465	—	1997
The Avalon	Bronxville, NY	2,889	28,324	8,003	2,889	36,327	39,216	17,178	22,038	23,324	—	1999
Avalon at Glen Cove	Glen Cove, NY	7,871	59,969	1,463	7,871	61,432	69,303	24,106	45,197	46,967	—	2004
Avalon Pines	Coram, NY	8,700	62,931	946	8,700	63,877	72,577	22,979	49,598	51,424	—	2005
Avalon Glen Cove North	Glen Cove, NY	2,577	37,336	364	2,577	37,700	40,277	11,287	28,990	30,129	—	2007
Avalon White Plains	White Plains, NY	15,391	137,353	210	15,391	137,563	152,954	32,264	120,690	125,356	—	2009

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Rockville Centre	Rockville Centre, NY	32,212	78,807	10	32,212	78,817	111,029	11,305	99,724	102,539	—	2012
Avalon Green II	Elmsford, NY	27,765	77,561	—	27,765	77,561	105,326	10,116	95,210	97,995	—	2012
Avalon Garden City	Garden City, NY	18,205	49,372	—	18,205	49,372	67,577	5,802	61,775	63,578	—	2013
Avalon Westbury	Westbury, NY	69,620	43,781	9,882	69,620	53,663	123,283	10,584	112,699	112,091	81,175	2006/2013
Total New York - Suburban		$213,772	$740,234	$35,890	$213,772	$776,124	$989,896	$249,849	$740,047	$763,070	$143,454

New Jersey
Avalon Cove	Jersey City, NJ	8,760	82,422	21,119	8,760	103,541	112,301	57,650	54,651	58,185	—	1997
Eaves Lawrenceville (1)	Lawrenceville, NJ	14,650	60,486	7,744	14,650	68,230	82,880	26,489	56,391	56,757	—	1994
Avalon Princeton Junction	West Windsor, NJ	5,585	22,382	20,927	5,585	43,309	48,894	22,942	25,952	27,366	—	1988/1993
Avalon at Florham Park	Florham Park, NJ	6,647	34,906	2,552	6,647	37,458	44,105	19,437	24,668	25,723	—	2001
Avalon at Freehold	Freehold, NJ	4,119	30,514	1,050	4,119	31,564	35,683	15,051	20,632	21,574	34,441	2002
Avalon Run East	Lawrenceville, NJ	6,766	45,366	1,107	6,766	46,473	53,239	17,909	35,330	36,765	36,904	2005
Avalon at Tinton Falls	Tinton Falls, NJ	7,939	33,173	392	7,939	33,565	41,504	8,928	32,576	33,453	—	2008
Avalon at West Long Branch	West Long Branch, NJ	2,721	22,940	56	2,721	22,996	25,717	4,335	21,382	22,182	—	2011
Avalon North Bergen	North Bergen, NJ	8,984	30,997	919	8,984	31,916	40,900	4,000	36,900	37,694	—	2012
Avalon at Wesmont Station	Wood-Ridge, NJ	14,682	41,635	700	14,682	42,335	57,017	5,385	51,632	53,332	—	2012
Avalon Hackensack at Riverside	Hackensack, NJ	—	44,625	—	—	44,625	44,625	3,903	40,722	42,218	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	6,502	16,863	—	6,502	16,863	23,365	1,603	21,762	22,372	—	2013
Total New Jersey		$87,355	$466,309	$56,566	$87,355	$522,875	$610,230	$187,632	$422,598	$437,621	$71,345

TOTAL Metro NY/NJ		$722,066	$2,295,871	$134,424	$722,066	$2,430,295	$3,152,361	$699,467	$2,452,894	$2,523,804	$777,599

MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, DC	$6,848	$27,614	$12,556	$6,848	$40,170	$47,018	$26,355	$20,663	$21,183	$55,484	1982/1994
Avalon at Gallery Place	Washington, DC	8,800	39,658	1,994	8,800	41,652	50,452	17,969	32,483	33,603	43,110	2003
AVA H Street	Washington, DC	7,425	25,282	—	7,425	25,282	32,707	2,755	29,952	30,925	—	2013
Avalon The Albemarle	Washington, DC	25,140	52,459	4,608	25,140	57,067	82,207	8,821	73,386	74,336	—	1966/2013
Eaves Tunlaw Gardens	Washington, DC	16,430	22,902	2,100	16,430	25,002	41,432	4,006	37,426	38,195	—	1944/2013
The Statesman	Washington, DC	38,140	35,352	3,715	38,140	39,067	77,207	7,149	70,058	71,130	—	1961/2013
Eaves Glover Park	Washington, DC	9,580	26,532	2,146	9,580	28,678	38,258	4,422	33,836	34,681	—	1953/2013
AVA Van Ness	Washington, DC	22,890	58,691	3,656	22,890	62,347	85,237	8,982	76,255	78,192	—	1978/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon First & M	Washington, DC	43,700	153,950	2,665	43,700	156,615	200,315	17,656	182,659	187,806	—	2012/2013
Avalon at Fairway Hills	Columbia, MD	8,603	34,432	16,092	8,603	50,524	59,127	30,110	29,017	30,674	—	1987/1996
Eaves Washingtonian Center I	North Potomac, MD	2,608	11,707	876	2,608	12,583	15,191	8,378	6,813	7,031	—	1996
Eaves Washingtonian Center II	North Potomac, MD	1,439	6,846	220	1,439	7,066	8,505	4,215	4,290	4,495	—	1998
Eaves Columbia Town Center	Columbia, MD	8,802	35,536	11,612	8,802	47,148	55,950	17,857	38,093	39,494	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	29,159	53,001	2,141	29,159	55,142	84,301	23,018	61,283	63,142	—	2004
Avalon at Traville	Rockville, MD	14,365	55,398	2,756	14,365	58,154	72,519	23,257	49,262	49,241	73,057	2004
Avalon Russett	Laurel, MD	10,200	47,524	2,813	10,200	50,337	60,537	7,350	53,187	54,836	39,972	1999/2013
Eaves Fair Lakes	Fairfax, VA	6,096	24,400	8,352	6,096	32,752	38,848	18,921	19,927	20,965	—	1989/1996
AVA Ballston	Arlington, VA	7,291	29,177	16,117	7,291	45,294	52,585	25,962	26,623	28,291	—	1990
Eaves Fairfax City	Fairfax, VA	2,152	8,907	5,390	2,152	14,297	16,449	7,157	9,292	9,825	—	1988/1997
Avalon Park Crest	Tysons Corner, VA	13,554	63,527	31	13,554	63,558	77,112	7,227	69,885	72,195	—	2013
Eaves Fairfax Towers	Falls Church, VA	17,889	74,727	1,879	17,889	76,606	94,495	12,627	81,868	84,552	—	1978/2011
Avalon Ballston Place	Arlington, VA	38,490	123,645	3,907	38,490	127,552	166,042	15,895	150,147	154,371	—	2001/2013
Eaves Tysons Corner	Vienna, VA	16,030	45,420	2,581	16,030	48,001	64,031	7,362	56,669	58,495	—	1980/2013
Avalon Ballston Square	Arlington, VA	71,640	215,937	12,072	71,640	228,009	299,649	31,147	268,502	274,405	—	1992/2013
Avalon Courthouse Place	Arlington, VA	56,550	178,032	8,868	56,550	186,900	243,450	25,150	218,300	223,792	140,332	1999/2013
Avalon Reston Landing	Reston, VA	26,710	83,084	4,405	26,710	87,489	114,199	13,195	101,004	104,285	—	2000/2013
TOTAL MID-ATLANTIC		$510,531	$1,533,740	$133,552	$510,531	$1,667,292	$2,177,823	$376,943	$1,800,880	$1,850,140	$351,955

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	$4,558	$18,368	$10,247	$4,558	$28,615	$33,173	$15,527	$17,646	$18,264	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	6,786	27,641	3,595	6,786	31,236	38,022	18,732	19,290	20,397	—	1998/1998
Avalon Bellevue	Bellevue, WA	6,664	24,119	1,726	6,664	25,845	32,509	13,251	19,258	20,223	25,103	2001
Avalon RockMeadow	Bothell, WA	4,777	19,765	2,214	4,777	21,979	26,756	11,565	15,191	15,748	—	2000/2000
Avalon ParcSquare	Redmond, WA	3,789	15,139	2,670	3,789	17,809	21,598	9,306	12,292	12,971	—	2000/2000
Avalon Brandemoor	Lynnwood, WA	8,608	36,679	1,811	8,608	38,490	47,098	19,547	27,551	28,800	—	2001/2001
AVA Belltown	Seattle, WA	5,644	12,733	888	5,644	13,621	19,265	6,856	12,409	12,877	61,769	2001
Avalon Meydenbauer	Bellevue, WA	12,697	77,451	951	12,697	78,402	91,099	20,691	70,408	73,031	—	2008
Avalon Towers Bellevue	Bellevue, WA	—	123,030	815	—	123,845	123,845	23,476	100,369	104,838	—	2011
AVA Queen Anne	Seattle, WA	12,081	41,618	347	12,081	41,965	54,046	5,917	48,129	49,689	—	2012
Avalon Brandemoor II	Lynnwood, WA	2,655	11,343	—	2,655	11,343	13,998	1,849	12,149	12,563	—	2011
AVA Ballard	Seattle, WA	16,460	46,926	918	16,460	47,844	64,304	4,620	59,684	60,540	—	2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Redmond Campus	Redmond, WA	22,580	88,001	5,689	22,580	93,690	116,270	13,745	102,525	105,671	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	10,250	26,842	1,965	10,250	28,807	39,057	4,440	34,617	35,621	—	1987/2013
TOTAL PACIFIC NORTHWEST		$117,549	$569,655	$33,836	$117,549	$603,491	$721,040	$169,522	$551,518	$571,233	$86,872

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	$11,830	$47,828	$13,436	$11,830	$61,264	$73,094	$30,932	$42,162	$44,418	$38,800	1995
Eaves San Jose	San Jose, CA	12,920	53,047	18,868	12,920	71,915	84,835	31,204	53,631	56,089	—	1985/1996
Avalon on the Alameda	San Jose, CA	6,119	50,225	1,860	6,119	52,085	58,204	29,869	28,335	29,953	50,754	1999
Avalon Mountain View	Mountain View, CA	9,755	39,393	9,960	9,755	49,353	59,108	27,178	31,930	33,117	17,700	1986
Avalon at Cahill Park	San Jose, CA	4,765	47,600	1,484	4,765	49,084	53,849	22,565	31,284	33,049	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	9,560	56,136	1,118	9,560	57,254	66,814	27,109	39,705	41,684	—	2002
Avalon Willow Glen	San Jose, CA	46,060	81,957	4,096	46,060	86,053	132,113	13,139	118,974	122,271	—	2002/2013
Eaves West Valley	San Jose, CA	90,890	113,628	7,402	90,890	121,030	211,920	19,133	192,787	196,891	75,092	1970/2013
Eaves Mountain View at Middlefield	Mountain View, CA	64,070	69,018	5,112	64,070	74,130	138,200	12,194	126,006	128,519	—	1969/2013
Total San Jose, CA		$255,969	$558,832	$63,336	$255,969	$622,168	$878,137	$213,323	$664,814	$685,991	$182,346

Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	$10,746	$43,399	$5,270	$10,746	$48,669	$59,415	$29,899	$29,516	$31,121	$—	1992/1994
Eaves Pleasanton	Pleasanton, CA	11,610	46,552	21,421	11,610	67,973	79,583	35,631	43,952	46,042	—	1988/1994
Eaves Union City	Union City, CA	4,249	16,820	2,918	4,249	19,738	23,987	12,153	11,834	12,499	—	1973/1996
Eaves Fremont	Fremont, CA	6,581	26,583	9,731	6,581	36,314	42,895	20,388	22,507	23,696	—	1985/1994
Avalon Union City	Union City, CA	14,732	104,025	710	14,732	104,735	119,467	23,419	96,048	99,329	—	2009
Avalon Walnut Creek	Walnut Creek, CA	—	146,035	2,208	—	148,243	148,243	27,731	120,512	125,195	137,789	2010
Eaves Walnut Creek (1)	Walnut Creek, CA	30,320	82,375	11,632	30,320	94,007	124,327	12,658	111,669	108,646	—	1987/2013
Avalon Walnut Ridge II	Walnut Creek, CA	27,190	57,041	3,386	27,190	60,427	87,617	9,093	78,524	80,540	—	1989/2013
Total Oakland - East Bay, CA		$105,428	$522,830	$57,276	$105,428	$580,106	$685,534	$170,972	$514,562	$527,068	$137,789

San Francisco, CA
Eaves Daly City	Daly City, CA	4,230	9,659	18,742	4,230	28,401	32,631	15,793	16,838	17,747	—	1972/1997
AVA Nob Hill	San Francisco, CA	5,403	21,567	6,934	5,403	28,501	33,904	15,043	18,861	19,825	20,800	1990/1995
Eaves San Rafael	San Rafael, CA	5,982	16,885	24,396	5,982	41,281	47,263	19,364	27,899	29,067	—	1973/1996
Eaves Foster City	Foster City, CA	7,852	31,445	11,207	7,852	42,652	50,504	22,693	27,811	29,298	—	1973/1994
Eaves Pacifica	Pacifica, CA	6,125	24,796	2,727	6,125	27,523	33,648	16,591	17,057	17,867	17,600	1971/1995

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Sunset Towers	San Francisco, CA	3,561	21,321	15,034	3,561	36,355	39,916	17,333	22,583	23,640	—	1961/1996
Eaves Diamond Heights	San Francisco, CA	4,726	19,130	5,844	4,726	24,974	29,700	13,772	15,928	16,670	—	1972/1994
Avalon at Mission Bay North	San Francisco, CA	14,029	78,452	2,855	14,029	81,307	95,336	36,002	59,334	61,896	68,890	2003
Avalon at Mission Bay III	San Francisco, CA	28,687	119,156	75	28,687	119,231	147,918	26,937	120,981	125,215	—	2009
Avalon Ocean Avenue	San Francisco, CA	5,544	50,883	1,759	5,544	52,642	58,186	6,740	51,446	53,340	—	2012
Avalon San Bruno	San Bruno, CA	40,780	68,684	3,028	40,780	71,712	112,492	10,028	102,464	104,932	64,450	2004/2013
Avalon San Bruno II	San Bruno, CA	23,787	44,934	1,669	23,787	46,603	70,390	6,080	64,310	65,862	30,514	2007/2013
Avalon San Bruno III	San Bruno, CA	33,303	62,910	2,412	33,303	65,322	98,625	8,517	90,108	92,222	55,650	2010/2013
Total San Francisco, CA		$184,009	$569,822	$96,682	$184,009	$666,504	$850,513	$214,893	$635,620	$657,581	$257,904

TOTAL NORTHERN CALIFORNIA		$545,406	$1,651,484	$217,294	$545,406	$1,868,778	$2,414,184	$599,188	$1,814,996	$1,870,640	$578,039

SOUTHERN CALIFORNIA
Los Angeles, CA
Avalon Woodland Hills	Woodland Hills, CA	$23,828	$40,372	$47,354	$23,828	$87,726	$111,554	$39,443	$72,111	$74,700	$—	1989/1997
Eaves Warner Center	Woodland Hills, CA	7,045	12,986	9,445	7,045	22,431	29,476	13,887	15,589	16,318	—	1979/1998
Avalon at Glendale	Glendale, CA	—	42,564	1,319	—	43,883	43,883	18,482	25,401	26,796	—	2003
Avalon Burbank	Burbank, CA	14,053	56,827	23,979	14,053	80,806	94,859	32,102	62,757	65,454	—	1988/2002
Avalon Camarillo	Camarillo , CA	8,446	40,290	409	8,446	40,699	49,145	13,574	35,571	36,646	—	2006
Avalon Wilshire	Los Angeles, CA	5,459	41,182	1,058	5,459	42,240	47,699	12,740	34,959	36,418	—	2007
Avalon Encino	Encino, CA	12,789	49,073	576	12,789	49,649	62,438	12,575	49,863	51,445	—	2008
Avalon Warner Place	Canoga Park, CA	7,920	44,848	224	7,920	45,072	52,992	12,078	40,914	42,429	—	2008
Eaves Phillips Ranch	Pomona, CA	9,796	41,740	429	9,796	42,169	51,965	7,038	44,927	46,266	—	1989/2011
Eaves San Dimas	San Dimas, CA	1,916	7,819	1,037	1,916	8,856	10,772	1,391	9,381	9,165	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	2,953	12,428	322	2,953	12,750	15,703	2,135	13,568	13,909	—	1981/2011
Eaves Cerritos	Artesia, CA	8,305	21,195	1,430	8,305	22,625	30,930	2,787	28,143	28,901	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	30,900	72,008	2,160	30,900	74,168	105,068	8,456	96,612	97,584	—	2006/2012
Avalon Simi Valley	Simi Valley, CA	42,020	73,361	4,564	42,020	77,925	119,945	11,883	108,062	110,634	—	2007/2013
Avalon Studio City II	Studio City, CA	4,626	22,954	1,222	4,626	24,176	28,802	3,353	25,449	26,306	—	1991/2013
Avalon Studio City III	Studio City, CA	15,756	78,178	3,607	15,756	81,785	97,541	11,304	86,237	88,924	—	2002/2013
Avalon Calabasas	Calabasas, CA	42,720	107,642	8,461	42,720	116,103	158,823	18,337	140,486	143,201	99,166	1988/2013
Avalon Oak Creek	Agoura Hills, CA	43,540	79,974	4,999	43,540	84,973	128,513	13,868	114,645	117,487	85,288	2004/2013
Avalon Del Mar Station	Pasadena, CA	20,560	106,556	3,363	20,560	109,919	130,479	13,319	117,160	120,743	76,471	2006/2013
Eaves Old Town Pasadena	Pasadena, CA	9,110	15,371	1,376	9,110	16,747	25,857	2,686	23,171	23,616	15,669	1972/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Thousand Oaks	Thousand Oaks, CA	13,950	20,211	2,153	13,950	22,364	36,314	4,166	32,148	33,006	27,411	1992/2013
Eaves Los Feliz	Los Angeles, CA	18,940	43,661	3,433	18,940	47,094	66,034	7,096	58,938	60,298	43,258	1989/2013
Eaves Woodland Hills	Woodland Hills, CA	68,940	90,549	9,449	68,940	99,998	168,938	17,097	151,841	155,277	104,694	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	12,810	22,581	1,873	12,810	24,454	37,264	4,172	33,092	33,972	—	2002/2013
Total Los Angeles, CA		$426,382	$1,144,370	$134,242	$426,382	$1,278,612	$1,704,994	$283,969	$1,421,025	$1,459,495	$451,957

Orange County, CA
AVA Newport	Costa Mesa, CA	$1,975	$3,814	$9,801	$1,975	$13,615	$15,590	$5,998	$9,592	$10,100	$—	1956/1996
Eaves Mission Viejo	Mission Viejo, CA	2,517	9,257	3,466	2,517	12,723	15,240	7,564	7,676	7,400	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	4,709	16,063	12,895	4,709	28,958	33,667	14,897	18,770	19,657	—	1973/1996
Eaves Santa Margarita	Rancho Santa Margarita, CA	4,607	16,911	10,427	4,607	27,338	31,945	13,779	18,166	19,012	—	1990/1997
Eaves Huntington Beach	Huntington Beach, CA	4,871	19,745	9,656	4,871	29,401	34,272	17,769	16,503	17,489	—	1971/1997
Avalon Anaheim Stadium	Anaheim, CA	27,874	69,156	706	27,874	69,862	97,736	16,932	80,804	83,316	—	2009
Avalon Irvine	Irvine, CA	9,911	67,524	68	9,911	67,592	77,503	14,941	62,562	64,983	—	2010
Avalon Irvine II	Irvine, CA	4,358	40,906	—	4,358	40,906	45,264	4,241	41,023	42,511	—	2013
Eaves Lake Forest	Lake Forest, CA	5,199	21,134	2,131	5,199	23,265	28,464	3,866	24,598	25,441	—	1975/2011
Eaves Seal Beach	Seal Beach, CA	46,790	99,999	4,748	46,790	104,747	151,537	15,067	136,470	140,246	—	1971/2013
Total Orange County, CA		$112,811	$364,509	$53,898	$112,811	$418,407	$531,218	$115,054	$416,164	$430,155	$7,635

San Diego, CA
Eaves Mission Ridge	San Diego, CA	$2,710	$10,924	$11,357	$2,710	$22,281	$24,991	$12,987	$12,004	$12,684	$—	1960/1997
AVA Cortez Hill	San Diego, CA	2,768	20,134	23,497	2,768	43,631	46,399	20,396	26,003	27,513	—	1973/1998
Avalon Fashion Valley	San Diego, CA	19,627	44,972	399	19,627	45,371	64,998	11,485	53,513	55,029	—	2008
Eaves San Marcos	San Marcos, CA	3,277	13,385	982	3,277	14,367	17,644	2,377	15,267	15,653	—	1988/2011
Eaves Rancho Penasquitos	San Diego, CA	6,692	27,143	2,027	6,692	29,170	35,862	4,715	31,147	31,972	—	1986/2011
Eaves La Mesa	La Mesa, CA	9,490	28,482	1,354	9,490	29,836	39,326	4,513	34,813	36,077	—	1989/2013
Total San Diego, CA		$44,564	$145,040	$39,616	$44,564	$184,656	$229,220	$56,473	$172,747	$178,928	$—

TOTAL SOUTHERN CALIFORNIA		$583,757	$1,653,919	$227,756	$583,757	$1,881,675	$2,465,432	$455,496	$2,009,936	$2,068,578	$459,592

TOTAL ESTABLISHED COMMUNITIES		$2,711,536	$8,768,161	$911,889	$2,711,536	$9,680,050	$12,391,586	$2,715,827	$9,675,759	$9,945,347	$2,404,461

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Eaves Dublin	Dublin, CA	$5,276	$19,642	$12,310	$5,276	$31,952	$37,228	$15,397	$21,831	$19,902	$—	1989/1997
AVA Burbank	Burbank, CA	22,483	28,104	48,165	22,483	76,269	98,752	35,042	63,710	66,594	—	1961/1997
AVA Pacific Beach	San Diego, CA	9,922	40,580	40,107	9,922	80,687	90,609	35,087	55,522	49,113	—	1969/1997
Eaves Creekside	Mountain View, CA	6,546	26,263	21,310	6,546	47,573	54,119	22,428	31,691	33,054	—	1962/1997
AVA Pasadena	Pasadena, CA	8,400	11,547	5,514	8,400	17,061	25,461	1,950	23,511	24,016	11,489	1973/2012
AVA 55 Ninth	San Francisco, CA	20,267	97,211	1,135	20,267	98,346	118,613	5,709	112,904	114,536	—	2014
Avalon Morrison Park	San Jose, CA	13,837	64,527	—	13,837	64,527	78,364	4,128	74,236	76,418	—	2014
Avalon San Dimas	San Dimas, CA	9,141	30,708	—	9,141	30,708	39,849	1,458	38,391	39,272	—	2014
Avalon Mission Oaks	Camarillo, CA	9,600	34,540	2,889	9,600	37,429	47,029	2,606	44,423	46,907	—	2014
Toluca Hills Apartments by Avalon	Los Angeles, CA	85,450	161,256	11,171	85,450	172,427	257,877	26,708	231,169	236,149	—	1973/2013
Avalon Berkeley	Berkeley, CA	4,500	28,430	—	4,500	28,430	32,930	1,484	31,446	32,679	—	2014
Eaves West Valley II	San Jose, CA	—	18,412	—	—	18,412	18,412	1,411	17,001	17,676	7,995	2013
Avalon Studio City	Studio City, CA	17,658	90,715	4,837	17,658	95,552	113,210	13,012	100,198	102,765	—	1987/2013
Eaves Trumbull	Trumbull, CT	4,414	31,254	3,860	4,414	35,114	39,528	22,039	17,489	18,515	38,852	1997
Avalon Shelton III	Shelton, CT	7,749	40,269	—	7,749	40,269	48,018	3,732	44,286	46,440	—	2013
Avalon East Norwalk	Norwalk, CT	10,395	36,246	—	10,395	36,246	46,641	2,981	43,660	44,875	—	2013
Avalon at Stratford	Stratford, CT	2,564	27,109	—	2,564	27,109	29,673	1,322	28,351	29,107	—	2014
Avalon Oaks	Wilmington, MA	2,129	18,302	4,265	2,129	22,567	24,696	11,925	12,771	11,749	—	1999
Avalon Natick	Natick, MA	15,645	64,845	—	15,645	64,845	80,490	5,752	74,738	76,754	51,230	2013
Avalon at Assembly Row	Somerville, MA	8,504	—	47,432	8,504	47,432	55,936	2,179	53,757	56,158	—	2015
Eaves Burlington	Burlington, MA	7,714	32,502	5,210	7,714	37,712	45,426	3,726	41,700	42,947	—	1988/2012
Avalon Canton at Blue Hills	Canton, MA	6,562	33,890	105	6,562	33,995	40,557	2,014	38,543	38,984	—	2014
Avalon Burlington	Burlington, MA	15,600	58,312	14,929	15,600	73,241	88,841	7,761	81,080	76,409	—	1989/2013
Avalon at Edgewater (2)	Edgewater, NJ	14,528	24,389	1,517	14,528	25,906	40,434	12,981	27,453	50,185	—	2002
Avalon Somerset	Somerset, NJ	18,241	58,343	—	18,241	58,343	76,584	5,510	71,074	73,201	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	3,006	27,800	—	3,006	27,800	30,806	2,136	28,670	29,628	—	2014
Avalon Green	Elmsford, NY	1,820	10,525	6,951	1,820	17,476	19,296	8,585	10,711	5,989	—	1995
AVA High Line	New York, NY	—	155,989	—	—	155,989	155,989	3,878	152,111	150,721	—	2015
Avalon Ossining	Ossining, NY	6,390	30,297	—	6,390	30,297	36,687	1,876	34,811	35,722	—	2014
Archstone Lexington	Flower Mound, TX	4,540	25,946	1,863	4,540	27,809	32,349	4,643	27,706	28,758	16,255	2000/2013
Archstone Toscano	Houston, TX	15,607	72,365	—	15,607	72,365	87,972	5,817	82,155	84,442	—	2014
Memorial Heights Villages	Houston, TX	9,607	42,936	—	9,607	42,936	52,543	2,232	50,311	51,047	—	2014
Avalon Tysons Corner	Tysons Corner, VA	13,851	43,397	12,485	13,851	55,882	69,733	28,807	40,926	42,570	—	1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Arlington North	Arlington, VA	21,600	59,077	—	21,600	59,077	80,677	3,601	77,076	78,895	—	2014
Oakwood Arlington	Arlington, VA	18,850	38,545	2,156	18,850	40,701	59,551	5,707	53,844	54,927	—	1987/2013
AVA University District	Seattle, WA	12,594	60,773	293	12,594	61,066	73,660	4,386	69,274	71,367	—	2014
TOTAL OTHER STABILIZED		$434,990	$1,645,046	$248,504	$434,990	$1,893,550	$2,328,540	$320,010	$2,008,530	$2,058,471	$125,821

LEASE-UP
Avalon Exeter	Boston, MA	$16,313	$110,043	$148	$16,313	$110,191	$126,504	$5,827	$120,677	$122,588	$—	2014
AVA Somerville	Somerville, MA	10,902	—	60,810	10,902	60,810	71,712	2,794	68,918	71,998	—	2015
AVA Theater District	Boston, MA	17,014	160,167	—	17,014	160,167	177,181	1,924	175,257	133,082	—	2015
Avalon Marlborough	Marlborough, MA	15,312	59,079	—	15,312	59,079	74,391	931	73,460	46,903	—	2015
Avalon Framingham	Framingham, MA	9,303	34,004	—	9,303	34,004	43,307	206	43,101	18,335	—	2015
Avalon Huntington Station	Huntington Station, NY	21,896	58,602	—	21,896	58,602	80,498	2,964	77,534	78,571	—	2014
Avalon Wharton	Wharton, NJ	2,273	48,504	—	2,273	48,504	50,777	1,698	49,079	48,531	—	2015
Avalon Bloomfield Station	Bloomfield, NJ	10,695	39,897	—	10,695	39,897	50,592	624	49,968	29,680	—	2015
Avalon Roseland	Roseland, NJ	11,265	34,504	—	11,265	34,504	45,769	753	45,016	33,143	—	2015
Avalon West Chelsea	New York, NY	—	119,361	—	—	119,361	119,361	10,341	109,020	117,562	—	2015
Avalon Mosaic	Fairfax, VA	33,488	75,723	—	33,488	75,723	109,211	4,911	104,300	106,456	—	2014
Avalon Alderwood I	Lynnwood, WA	12,294	55,423	—	12,294	55,423	67,717	2,470	65,247	65,614	—	2015
Avalon Dublin Station	Dublin, CA	7,772	70,902	—	7,772	70,902	78,674	4,372	74,302	77,015	—	2014
Avalon Hayes Valley	San Francisco, CA	12,594	79,800	—	12,594	79,800	92,394	1,992	90,402	79,572	—	2015
Avalon Vista	Vista, CA	12,686	42,661	—	12,686	42,661	55,347	888	54,459	36,630	—	2015
Avalon Baker Ranch	Lake Forest, CA	31,687	97,419	—	31,687	97,419	129,106	2,181	126,925	110,748	—	2015
AVA Little Tokyo	Los Angeles, CA	14,734	93,470	222	14,734	93,692	108,426	3,630	104,796	105,404	—	2015
TOTAL LEASE-UP		$240,228	$1,179,559	$61,180	$240,228	$1,240,739	$1,480,967	$48,506	$1,432,461	$1,281,832	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
REDEVELOPMENT
Avalon Silicon Valley	Sunnyvale, CA	$20,713	$99,573	$11,163	$20,713	$110,736	$131,449	$62,735	$68,714	$65,997	$—	1998
Avalon Santa Monica on Main	Santa Monica, CA	32,000	60,770	11,000	32,000	71,770	103,770	8,732	95,038	89,409	—	2007/2013
Avalon La Jolla Colony	San Diego, CA	16,760	27,694	3,687	16,760	31,381	48,141	4,852	43,289	42,888	27,176	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	9,860	19,850	2,549	9,860	22,399	32,259	2,908	29,351	28,429	20,754	2000/2013
Avalon Pasadena	Pasadena, CA	10,240	31,558	2,719	10,240	34,277	44,517	4,627	39,890	40,103	28,079	2004/2013
AVA Back Bay	Boston, MA	9,034	36,540	39,506	9,034	76,046	85,080	28,618	56,462	55,733	—	1968/1998
Avalon Bear Hill	Waltham, MA	27,350	96,387	18,621	27,350	115,008	142,358	14,991	127,367	118,155	—	1999/2013
Avalon Towers	Long Beach, NY	3,118	11,973	20,127	3,118	32,100	35,218	12,753	22,465	13,914	—	1990/1995
Avalon at Arlington Square	Arlington, VA	22,041	90,296	18,070	22,041	108,366	130,407	46,173	84,234	72,275	—	2001
TOTAL REDEVLOPMENT		$151,116	$474,641	$127,442	$151,116	$602,083	$753,199	$186,389	$566,810	$526,903	$76,009

TOTAL CURRENT COMMUNITIES		$3,537,870	$12,067,407	$1,349,015	$3,537,870	$13,416,422	$16,954,292	$3,270,732	$13,683,560	$13,812,553	$2,606,291

DEVELOPMENT
Avalon Glendora	Glendora, CA	$10,530	$37,448	$34,090	$10,530	$71,538	$82,068	$338	$81,730	$52,146	$—	N/A
Avalon Irvine III	Irvine, CA	—	774	51,534	—	52,308	52,308	—	52,308	26,303	—	N/A
Avalon Dublin Station II	Dublin, CA	1,848	18,949	59,948	1,848	78,897	80,745	54	80,691	43,422	—	N/A
Avalon West Hollywood	West Hollywood, CA	—	—	93,676	—	93,676	93,676	—	93,676	58,128	—	N/A
Avalon Chino Hills	Chino Hills, CA	—	72	24,567	—	24,639	24,639	—	24,639	N/A	—	N/A
Avalon Dogpatch	San Francisco, CA	—	182	62,124	—	62,306	62,306	—	62,306	N/A	—	N/A
Avalon Huntington Beach	Huntington Beach, CA	—	981	87,648	—	88,629	88,629	—	88,629	40,739	—	N/A
AVA NoMa	Washington, DC	—	211	47,583	—	47,794	47,794	—	47,794	N/A	—	N/A
Avalon North Station	Boston, MA	—	117	142,794	—	142,911	142,911	—	142,911	46,268	—	N/A
Avalon Quincy	Quincy, MA	—	40	34,458	—	34,498	34,498	—	34,498	N/A	—	N/A
AVA Wheaton	Wheaton, MD	—	144	18,151	—	18,295	18,295	—	18,295	14,347	—	N/A
Avalon Hunt Valley	Hunt Valley, MD	—	310	28,920	—	29,230	29,230	—	29,230	N/A	—	N/A
Avalon Laurel	Laurel, MD	—	220	30,788	—	31,008	31,008	—	31,008	N/A	—	N/A
Avalon Princeton	Princeton, NJ	—	202	49,869	—	50,071	50,071	—	50,071	35,456	—	N/A
Avalon Union	Union, NJ	468	2,126	36,867	468	38,993	39,461	5	39,456	12,717	—	N/A
Avalon Maplewood	Maplewood, NJ	—	79	19,101	—	19,180	19,180	—	19,180	N/A	—	N/A
Avalon Willoughby Square/AVA DoBro	Brooklyn, NY	9,145	25,827	373,975	9,145	399,802	408,947	135	408,812	266,318	—	N/A

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

		2015								2014	2015
		Initial Cost			Total Cost
Community	City and state	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Green III	Elmsford, NY	2,786	9,674	8,689	2,786	18,363	21,149	46	21,103	1,447	—	N/A
Avalon Great Neck	Great Neck, NY	—	69	26,168	—	26,237	26,237	—	26,237	N/A	—	N/A
Avalon Sheepshead Bay	Brooklyn, NY	—	104	20,290	—	20,394	20,394	—	20,394	N/A	—	N/A
Avalon Rockville Centre II	Rockville Centre, NY	—	—	11,302	—	11,302	11,302	—	11,302	N/A	—	N/A
Avalon Falls Church	Falls Church, VA	35,018	61,217	8,243	35,018	69,460	104,478	1,040	103,438	69,631	—	N/A
AVA Capitol Hill	Seattle, WA	4,139	13,031	61,910	4,139	74,941	79,080	72	79,008	39,870	—	N/A
Avalon Esterra Park	Redmond, WA	—	179	84,249	—	84,428	84,428	—	84,428	33,523	—	N/A
Avalon Alderwood II	Redmond, WA	—	—	14,264	—	14,264	14,264	—	14,264	N/A	—	N/A
Avalon Newcastle I	Newcastle, WA	—	—	27,140	—	27,140	27,140	—	27,140	N/A	—	N/A
TOTAL DEVELOPMENT		$63,934	$171,956	$1,458,348	$63,934	$1,630,304	$1,694,238	$1,690	$1,692,548	$740,315	$—

Land Held for Development		$484,377	$—	$—	$484,377	$—	$484,377	$—	$484,377	$180,516	$—
Corporate Overhead		39,371	29,535	66,286	39,371	95,821	135,192	53,368	81,824	41,940	3,875,000
2015 Disposed Communities		—	—	—	—	—	—	—	—	160,416	—
TOTAL		$4,125,552	$12,268,898	$2,873,649	$4,125,552	$15,142,547	$19,268,099	$3,325,790	$15,942,309	$14,935,740	$6,481,291
_________________________________

(1)
This community was under redevelopment for some or all of 2015, with the redevelopment effort primarily focused on the exterior and/or common area, with no expected material impact on community operations. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(2)
The 2015 financial reporting cost includes the basis for the land parcel which held the apartment homes which were destroyed, and is net of the recognized impairment to write-off the net book value of the fixed assets destroyed by the fire.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(Dollars in thousands)

Amounts include real estate assets held for sale.
Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:
Building—30 years
Improvements, upgrades and FF&E—not to exceed 7 years
The aggregate cost of total real estate for federal income tax purposes was approximately $18,958,119 at December 31, 2015.
The changes in total real estate assets for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the year ended
	12/31/2015	12/31/2014	12/31/2013
Balance, beginning of period	$17,849,316	$16,800,321	$10,071,342
Acquisitions, construction costs and improvements	1,667,989	1,311,003	7,157,639
Dispositions, including casualty losses and impairment loss on planned dispositions	(249,206)	(262,008)	(428,660)
Balance, end of period	$19,268,099	$17,849,316	$16,800,321
The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013, are as follows:

	For the year ended
	12/31/2015	12/31/2014	12/31/2013
Balance, beginning of period	$2,913,576	$2,516,112	$2,056,222
Depreciation, including discontinued operations	477,923	442,682	573,715
Dispositions, including casualty losses	(65,709)	(45,218)	(113,825)
Balance, end of period	$3,325,790	$2,913,576	$2,516,112