Form 10-Q
period 2016-03-31
AVALONBAY COMMUNITIES INC
filed 2016-05-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

137,162,514 shares of common stock, par value $0.01 per share, were outstanding as of April 29, 2016.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2016	12/31/2015
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,742,588	$3,623,532
Buildings and improvements	13,433,401	13,056,292
Furniture, fixtures and equipment	481,036	458,224
	17,657,025	17,138,048
Less accumulated depreciation	(3,430,592)	(3,303,751)
Net operating real estate	14,226,433	13,834,297
Construction in progress, including land	1,587,132	1,592,917
Land held for development	477,072	476,871
Real estate assets held for sale, net	20,341	38,224
Total real estate, net	16,310,978	15,942,309

Cash and cash equivalents	97,541	400,507
Cash in escrow	170,361	104,821
Resident security deposits	31,964	30,077
Investments in unconsolidated real estate entities	182,367	216,919
Deferred development costs	42,635	37,577
Prepaid expenses and other assets	207,544	199,095
Total assets	$17,043,390	$16,931,305

LIABILITIES AND EQUITY
Unsecured notes, net	$3,846,854	$3,845,674
Variable rate unsecured credit facility	—	—
Mortgage notes payable	2,655,726	2,611,274
Dividends payable	185,173	171,257
Payables for construction	99,644	98,802
Accrued expenses and other liabilities	304,612	260,005
Accrued interest payable	38,952	40,085
Resident security deposits	55,770	53,132
Liabilities related to real estate assets held for sale	—	553
Total liabilities	7,186,731	7,080,782

Commitments and contingencies

Redeemable noncontrolling interests	10,127	9,997

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2016 and December 31, 2015; zero shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2016 and December 31, 2015; 137,162,107 and 137,002,031 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,372	1,370
Additional paid-in capital	10,069,729	10,068,532
Accumulated earnings less dividends	(146,799)	(197,989)
Accumulated other comprehensive loss	(77,770)	(31,387)
Total equity	9,846,532	9,840,526
Total liabilities and equity	$17,043,390	$16,931,305

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2016	3/31/2015
Revenue:
Rental and other income	$506,974	$439,756
Management, development and other fees	1,524	2,611
Total revenue	508,498	442,367

Expenses:
Operating expenses, excluding property taxes	116,626	112,777
Property taxes	50,067	47,177
Interest expense, net	43,410	45,573
Depreciation expense	127,216	116,853
General and administrative expense	11,404	10,468
Expensed acquisition, development and other pursuit costs, net of recoveries	3,462	1,187
Casualty and impairment (gain) loss, net	(2,202)	5,788
Total expenses	349,983	339,823

Equity in income of unconsolidated real estate entities	27,969	34,566
Gain on sale of real estate	—	22
Gain on sale of communities	51,430	70,936

Income before taxes	237,914	208,068
Income tax expense	37	15

Net income	237,877	208,053
Net loss attributable to noncontrolling interests	54	91

Net income attributable to common stockholders	$237,931	$208,144

Other comprehensive income (loss):
Unrealized loss on cash flow hedges	(47,757)	(30)
Cash flow hedge losses reclassified to earnings	1,374	1,595
Comprehensive income	$191,548	$209,709

Earnings per common share - basic:
Net income attributable to common stockholders	$1.73	$1.57

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.73	$1.56

Dividends per common share	$1.35	$1.25

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2016	3/31/2015
Cash flows from operating activities:
Net income	$237,877	$208,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	127,216	116,853
Amortization of deferred financing costs	1,936	1,664
Amortization of debt premium	(4,779)	(8,660)
Amortization of stock-based compensation	3,835	4,038
Equity in loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	6,438	3,805
Casualty and impairment (gain) loss, net	(2,202)	4,995
Cash flow hedge losses reclassified to earnings	1,374	1,565
Gain on sale of real estate assets	(81,055)	(79,033)
Decrease (increase) in cash in operating escrows	3,009	(7,815)
Increase in resident security deposits, prepaid expenses and other assets	(8,559)	(2,351)
Decrease in accrued expenses, other liabilities and accrued interest payable	(7,308)	(6,734)
Net cash provided by operating activities	277,782	236,380

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(266,588)	(578,632)
Acquisition of real estate assets, including partnership interest	(170,022)	—
Capital expenditures - existing real estate assets	(11,618)	(7,820)
Capital expenditures - non-real estate assets	(3,264)	(859)
Proceeds from sale of real estate, net of selling costs	68,709	112,504
Insurance proceeds for property damage claims	8,702	—
Increase (decrease) in payables for construction	842	(7,885)
Increase in cash in deposit escrows	(69,227)	—
Distributions from unconsolidated real estate entities	58,652	40,493
Investments in unconsolidated real estate entities	(913)	—
Net cash used in investing activities	(384,727)	(442,199)

Cash flows from financing activities:
Issuance of common stock, net	1,102	1,973
Dividends paid	(171,151)	(153,095)
Repayments of mortgage notes payable, including prepayment penalties	(19,682)	(4,209)
Issuance of unsecured notes	—	50,000
Payment of deferred financing costs	(6,176)	(578)
Distributions to DownREIT partnership unitholders	(10)	(9)
Distributions to joint venture and profit-sharing partners	(104)	(91)
Redemption of preferred interest obligation	—	(1,520)
Net cash used in financing activities	(196,021)	(107,529)

Net decrease in cash and cash equivalents	(302,966)	(313,348)

Cash and cash equivalents, beginning of period	400,507	508,276
Cash and cash equivalents, end of period	$97,541	$194,928

Cash paid during the period for interest, net of amount capitalized	$46,011	$59,624

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2016:

•
As described in Note 4, “Equity,” 193,171 shares of common stock were issued as part of the Company's stock based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 77,553 shares valued at $12,529,000 were issued in connection with new stock grants; 576 shares valued at $101,000 were issued through the Company’s dividend reinvestment plan; 48,189 shares valued at $8,164,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 499 restricted shares as well as performance awards with an aggregate value of $76,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $185,173,000.

•
The Company recorded an increase of $299,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, “Fair Value.”

•
The Company recorded a decrease in prepaid expenses and other assets of $5,422,000 and an increase in accrued expenses and other liabilities of $42,335,000, and a corresponding loss to other comprehensive income of $47,757,000, and reclassified $1,374,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company assumed a fixed rate indebtedness with a principal amount of $67,904,000 in conjunction with the acquisition of Avalon Hoboken.

During the three months ended March 31, 2015:

•
The Company issued 154,645 shares of common stock as part of the Company's stock based compensation plan, of which 95,826 shares related to the conversion of performance awards to restricted shares, and the remaining 58,819 shares valued at $10,199,000 were issued in connection with new stock grants; 484 shares valued at $86,000 were issued through the Company’s dividend reinvestment plan; and 32,887 shares valued at $5,338,000 were withheld to satisfy employees’ tax withholding and other liabilities.

•	Common stock dividends declared but not paid totaled $165,241,000.

•
The Company recorded a decrease of $2,065,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company recorded a decrease in prepaid expenses and other assets and a corresponding loss to other comprehensive income of $30,000, and reclassified $1,595,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
The Company recognized a charge of $26,039,000 to write off the net book value of the fixed assets destroyed by the fire that occurred in 2015 at Avalon at Edgewater ("Edgewater") and winter storm damage, and a corresponding recovery of loss of $22,000,000 for proceeds from insurance for the Edgewater casualty loss.

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

At March 31, 2016, the Company owned or held a direct or indirect ownership interest in 258 operating apartment communities containing 75,379 apartment homes in 10 states and the District of Columbia, of which eleven communities containing 3,429 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect interest in 24 communities under construction that are expected to contain an aggregate of 7,670 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 30 communities that, if developed as expected, will contain an estimated 9,745 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2015 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2016	3/31/2015
Basic and diluted shares outstanding
Weighted average common shares - basic	136,785,880	131,883,741
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	589,664	1,284,532
Weighted average common shares - diluted	137,383,044	133,175,773

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$237,931	$208,144
Net income allocated to unvested restricted shares	(632)	(529)
Net income attributable to common stockholders, adjusted	$237,299	$207,615

Weighted average common shares - basic	136,785,880	131,883,741

Earnings per common share - basic	$1.73	$1.57

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$237,931	$208,144
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	10	9
Adjusted net income available to common stockholders	$237,941	$208,153

Weighted average common shares - diluted	137,383,044	133,175,773

Earnings per common share - diluted	$1.73	$1.56

All options to purchase shares of common stock outstanding as of March 31, 2016 and 2015 are included in the computation of diluted earnings per share.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at March 31, 2016 was 0.8% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the three months ended March 31, 2016 or 2015.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net.  For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of Hedging Derivatives in other comprehensive income (loss).  Amounts recorded in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 10, "Fair Value," for further discussion of derivative financial instruments.

Legal and Other Contingencies

In January 2015, a fire occurred at the Company’s Avalon at Edgewater apartment community located in Edgewater, New Jersey. Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired.

The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the fire. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim.

To date, four putative class action lawsuits have been filed against the Company on behalf of Edgewater residents and others who may have been harmed by the fire. The court has consolidated these actions in the United States District Court for the District of New Jersey. In addition, 19 lawsuits representing approximately 138 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. Most of these cases have been consolidated by the court and the Company expects all of them to be consolidated shortly. The Company believes that it has meritorious defenses to the extent of damages claimed. Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter. See Note 5, "Investments in Real Estate Entities," and Part II, Item 1, "Legal Proceedings," for further discussion of the casualty gains and losses and lawsuits associated with the Edgewater casualty loss.

The Company is involved in various other claims and/or administrative proceedings unrelated to the Edgewater casualty loss that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years’ financial statements to conform to current year presentations as a result of changes in held for sale classification.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures. The new standard requires either a prospective, retrospective or modified retrospective approach depending on the amendment type. The guidance will be effective in the first quarter of 2017 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $20,609,000 and $19,030,000 for the three months ended March 31, 2016 and 2015, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, Term Loan and Credit Facility, both as defined below, as of March 31, 2016 and December 31, 2015 are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2016 and December 31, 2015, as shown in the Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	3/31/2016	12/31/2015

Fixed rate unsecured notes (1)	$3,575,000	$3,575,000
Term Loan	300,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,609,236	1,561,109
Variable rate mortgage notes payable - conventional and tax-exempt (2)	1,044,598	1,045,182
Total mortgage notes payable and unsecured notes	6,528,834	6,481,291
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,528,834	$6,481,291
_____________________________________

(1)
Balances at March 31, 2016 and December 31, 2015 exclude $7,310 and $7,601, respectively, of debt discount, and $20,836 and $21,725, respectively, of deferred financing costs, as reflected in unsecured notes, net on the Company’s Condensed Consolidated Balance Sheets.

(2)
Balances at March 31, 2016 and December 31, 2015 exclude $16,652 and $19,686, respectively, of debt premium, and $14,760 and $14,703, respectively, of deferred financing costs, as reflected in mortgage notes payable on the Company’s Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2016:

•	In January 2016, in conjunction with the disposition of Eaves Trumbull, Avalon at Stratford was substituted as collateral for the outstanding fixed rate mortgage note secured by Eaves Trumbull.

•
In January 2016, in conjunction with the acquisition of Avalon Hoboken, the Company assumed a fixed rate secured mortgage note with a principal balance of $67,904,000 and a contractual interest rate of 4.18% maturing in December 2020.

•
In February 2016, the Company repaid the $16,212,000 fixed rate mortgage note secured by Archstone Lexington, with an effective interest rate of 3.32% at par and without penalty in advance of its March 2016 maturity date. Upon repayment, Archstone Lexington was substituted as collateral for the outstanding fixed rate mortgage note secured by Avalon Walnut Ridge I.

In January 2016, the Company extended the maturity of its revolving variable rate unsecured credit facility (the “Credit Facility”) from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, the Company increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the "Credit Facility Increase"). The Company may further extend the term for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on the Company's borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (1.26% at March 31, 2016), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on the Company's credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, resulting in a fee of approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $51,233,000 and $43,049,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2016 and December 31, 2015, respectively.

In the aggregate, secured notes payable mature at various dates from February 2017 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,364,440,000, excluding communities classified as held for sale, as of March 31, 2016).

As of March 31, 2016, the Company has guaranteed approximately $234,500,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% and 4.6% at March 31, 2016 and December 31, 2015, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 1.9% and 1.8% at March 31, 2016 and December 31, 2015, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2016 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2016	12,156	—	250,000	5.750%

2017	17,166	709,791	250,000	5.700%

2018	16,236	76,950	—	N/A

2019	4,696	588,429	—	N/A

2020	3,624	118,729	250,000	6.100%

			400,000	3.625%

2021	3,551	27,844	250,000	3.950%

			300,000	LIBOR + 1.450%

2022	3,795	—	450,000	2.950%

2023	4,040	—	350,000	4.200%

			250,000	2.850%

2024	4,310	—	300,000	3.500%

2025	4,553	84,835	525,000	3.450%

			300,000	3.500%

Thereafter	218,680	754,449	—	N/A

	$292,807	$2,361,027	$3,875,000

The Company was in compliance at March 31, 2016 with customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2016 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2015	$1,370	$10,068,532	$(197,989)	$(31,387)	$9,840,526
Net income attributable to common stockholders	—	—	237,931	—	237,931
Unrealized loss on cash flow hedges	—	—	—	(47,757)	(47,757)
Cash flow hedge loss reclassified to earnings	—	—	—	1,374	1,374
Change in redemption value of redeemable noncontrolling interest	—	—	(299)	—	(299)
Dividends declared to common stockholders	—	—	(185,168)	—	(185,168)
Issuance of common stock, net of withholdings	2	(5,747)	(1,274)	—	(7,019)
Amortization of deferred compensation	—	6,944	—	—	6,944
Balance at March 31, 2016	$1,372	$10,069,729	$(146,799)	$(77,770)	$9,846,532

As of March 31, 2016 and December 31, 2015, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2016, the Company:

i.	issued 14,530 shares of common stock in connection with stock options exercised;

ii.	issued 576 common shares through the Company’s dividend reinvestment plan;

iii.	issued 193,171 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	withheld 48,189 common shares to satisfy employees’ tax withholding and other liabilities; and

v.	canceled 12 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the three months ended March 31, 2016 is not reflected on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2016, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows the Company to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of its common stock. The Company expects that it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2016, the Company had no sales under the program and did not enter into any forward sale agreements.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of March 31, 2016, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended March 31, 2016, AvalonBay Value Added Fund II, L.P. ("Fund II") sold Eaves Rancho San Diego, located in El Cajon, CA, containing 676 apartment homes for $158,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $13,057,000. In conjunction with the disposition of this community during the three months ended March 31, 2016, Fund II repaid $68,091,000 of related secured indebtedness in advance of the scheduled maturity date. This resulted in a charge for a prepayment penalty and write-off of deferred financing costs, of which the Company's portion was $1,207,000, which was reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2016, Archstone Multifamily Partners AC LP (the "U.S. Fund") sold two communities:

•	Archstone Boca Town Center, located in Boca Raton, FL, containing 252 apartment homes for $56,300,000. The Company's share of the gain in accordance with GAAP for the disposition was $4,120,000.

•	Avalon Kips Bay, located in New York, NY, containing 209 apartments homes for $173,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $12,448,000.

In conjunction with the disposition of these communities, during the three months ended March 31, 2016, the U.S. Fund repaid an aggregate of $94,822,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which the Company's aggregate portion was $2,003,000, which was reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with joint ventures formed with Equity Residential as part of the Archstone acquisition (dollars in thousands):

	3/31/2016	12/31/2015
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,111,906	$1,392,833
Other assets	59,975	57,044
Total assets	$1,171,881	$1,449,877

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$782,988	$947,205
Other liabilities	21,250	20,471
Partners’ capital	367,643	482,201
Total liabilities and partners’ capital	$1,171,881	$1,449,877

The following is a combined summary of the operating results of the entities accounted for using the equity method for the periods presented, excluding amounts associated with joint ventures formed with Equity Residential as part of the Archstone acquisition (dollars in thousands):

	For the three months ended
	3/31/2016	3/31/2015
	(unaudited)
Rental and other income	$36,955	$45,255
Operating and other expenses	(14,170)	(17,337)
Gain on sale of communities	103,321	32,490
Interest expense, net (1)	(20,001)	(10,477)
Depreciation expense	(9,240)	(11,902)
Net income	$96,865	$38,029
_____________________________________

(1)	Amount for 2016 includes charges for prepayment penalties and write-offs of deferred financing costs of $10,864.

In conjunction with the formation of Fund II, and the acquisition of the U.S. Fund, Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $39,871,000 and $40,978,000 at March 31, 2016 and December 31, 2015, respectively, of the respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

During the three months ended March 31, 2016, the Company acquired two communities:

•
Avalon Hoboken, located in Hoboken, NJ. Avalon Hoboken contains 217apartment homes and was acquired for a purchase price of $129,700,000. In conjunction with the acquisition, the Company assumed a fixed rate secured mortgage note with a principal balance of $67,904,000 and a contractual interest rate of 4.18% maturing in December 2020.

•	Avalon Potomac Yard, located in Alexandria, VA. Avalon Potomac Yard contains 323 apartment homes and was acquired for a purchase price of $108,250,000.

The Company accounted for these acquisitions as business combinations and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their fair values. The Company used third party pricing or internal models for the values of the land, a valuation model for the values of the buildings and debt, and an internal model to determine the fair values of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $1,846,000 and $1,187,000 for the three months ended March 31, 2016 and 2015, respectively. These costs are included in expensed acquisition, development, and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three months ended March 31, 2016 and 2015, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2016, the Company recognized an aggregate impairment charge of $6,500,000 relating to two undeveloped land parcels which the Company now intends to sell. This charge is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company did not recognize any material impairment charges on its investment in land during the three months ended March 31, 2015.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no material other than temporary impairment losses recognized by any of the Company’s investments in unconsolidated real estate entities during the three months ended March 31, 2016 and 2015.

Casualty Gains and Losses

During the three months ended March 31, 2016, the Company reached a final insurance settlement for the property damage and lost income for the Edgewater casualty loss. In 2015 and 2016, the Company received aggregate insurance proceeds for Edgewater of $73,008,000, after self-insurance and deductibles. During the three months ended March 31, 2016, the Company received the final $29,008,000 of these proceeds, of which $8,702,000 was recognized as casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income, and $20,306,000 as business interruption insurance proceeds, which is recorded as a component of rental and other income on the Condensed Consolidated Statements of Comprehensive Income.

During the three months ended March 31, 2015, the Company recorded a casualty charge of $21,844,000 to write-off the net book value of the building destroyed in the Edgewater fire. The write-off, coupled with additional incident response expenses, was partially offset by $22,142,000 in insurance proceeds received during the three months ended March 31, 2015, included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The net impact to casualty loss of $793,000 is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater casualty loss.

During the three months ended March 31, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms experienced during this time. The Company recorded an impairment due to a casualty loss of $4,195,000 to recognize the damages from the storms as casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

During the three months ended March 31, 2016, the Company sold one wholly-owned operating community.

•
Eaves Trumbull, located in Trumbull, CT, containing 340 homes, was sold for $70,250,000. The Company's gain in accordance with GAAP on the disposition was $51,430,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The sale of Eaves Trumbull is part of a tax deferred exchange under which the Company has restricted the cash proceeds, maintaining them in an escrow account, classified as cash in escrow on the accompanying Condensed Consolidated Balance Sheet. These proceeds will be available to the Company as unrestricted cash and cash equivalents by the third quarter of 2016.

At March 31, 2016, the Company had three undeveloped land parcels that qualified as held for sale.

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

The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of real estate assets and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

	For the three months ended
	3/31/2016	3/31/2015
Net income	$237,877	$208,053
Indirect operating expenses, net of corporate income	16,537	15,399
Investments and investment management expense	1,145	1,034
Expensed acquisition, development and other pursuit costs, net of recoveries	3,462	1,187
Interest expense, net	43,410	45,573
General and administrative expense	11,404	10,468
Equity in income of unconsolidated real estate entities	(27,969)	(34,566)
Depreciation expense	127,216	116,853
Income tax expense	37	15
Casualty and impairment (gain) loss, net	(2,202)	5,788
Gain on sale of real estate assets	(51,430)	(70,958)
Net operating income from real estate assets sold or held for sale (1)	(721)	(3,219)
Net operating income	$358,766	$295,627
__________________________________

(1)	Represents NOI from real estate assets sold or held for sale that are not otherwise classified as discontinued operations.

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2016	3/31/2015

Rental income from real estate assets sold or held for sale	$1,193	$5,398
Operating expenses from real estate assets sold or held for sale	(472)	(2,179)
Net operating income from real estate assets sold or held for sale	$721	$3,219

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for the three months ended March 31, 2016 and 2015 has been adjusted for the real estate assets that were sold from January 1, 2015 through March 31, 2016, or otherwise qualify as held for sale as of March 31, 2016, as described in Note 6, “Real Estate Disposition Activities.”

	For the three months ended
	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the period ended March 31, 2016

Established
New England	$58,414	$37,270	15.9%	$1,860,863
Metro NY/NJ	87,789	59,764	3.2%	2,883,958
Mid-Atlantic	57,530	40,063	1.3%	2,330,106
Pacific Northwest	21,583	15,745	6.7%	795,228
Northern California	78,452	60,248	11.5%	2,651,741
Southern California	71,257	51,041	9.8%	2,633,553
Total Established	375,025	264,131	7.9%	13,155,449

Other Stabilized (2)	77,505	59,308	N/A	2,196,700
Development / Redevelopment	53,251	35,327	N/A	3,802,952
Land Held for Future Development	N/A	N/A	N/A	477,072
Non-allocated (3)	1,524	N/A	N/A	89,056

Total	$507,305	$358,766	21.4%	$19,721,229

For the period ended March 31, 2015

Established
New England	$46,034	$26,800	(3.8)%	$1,429,727
Metro NY/NJ	93,183	64,366	2.8%	3,141,136
Mid-Atlantic	51,704	36,031	(0.8)%	2,170,104
Pacific Northwest	18,489	13,373	9.0%	718,884
Northern California	65,515	49,734	11.5%	2,405,670
Southern California	62,324	43,517	13.1%	2,501,165
Total Established	337,249	233,821	5.3%	12,366,686

Other Stabilized	54,083	34,818	N/A	2,100,918
Development / Redevelopment	43,026	26,988	N/A	3,147,624
Land Held for Future Development	N/A	N/A	N/A	529,069
Non-allocated (3)	2,611	N/A	N/A	29,217

Total	$436,969	$295,627	13.4%	$18,173,514
__________________________________

(1)	Does not include gross real estate assets held for sale of $20,341 and $201,829 as of March 31, 2016 and 2015, respectively.

(2)	Total revenue and NOI for the three months ended March 31, 2016 includes $20,306 in business interruption insurance proceeds.

(3)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2015	249,178	$122.17	82,195	$103.27
Exercised	(6,660)	126.99	(7,870)	100.36
Forfeited	—	—	—	—
Options Outstanding, March 31, 2016	242,518	$122.04	74,325	$103.57
Options Exercisable, March 31, 2016	242,518	$122.04	74,325	$103.57

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2015	238,266	$119.65
Granted (1)	93,031	141.88
Change in awards based on performance (2)	36,091	91.57
Converted to restricted stock	(115,618)	91.57
Forfeited	(494)	151.82
Outstanding at March 31, 2016	251,276	$136.71
__________________________________

(1)
The amount of restricted stock ultimately earned is based on the total shareholder return metrics related to the Company’s common stock for 60,229 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,802 performance awards.

(2)	Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards determined by using total shareholder return measures. The assumptions used are as follows:

2016
Dividend yield	3.3%
Estimated volatility over the life of the plan (1)	15.2% - 22.8%
Risk free rate	0.44% - 0.88%
Estimated performance award value based on total shareholder return measure	$131.24
__________________________________

(1)	Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards determined by using financial metrics, the compensation cost was based on the grant date value of $161.56, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2015	147,884	$146.21	98,347
Granted	77,553	161.56	115,618
Vested	(79,408)	140.65	(36,505)
Forfeited	(499)	152.87	—
Outstanding at March 31, 2016	145,530	$157.40	177,460

Total employee stock-based compensation cost recognized in income was $3,742,000 and $3,883,000 for the three months ended March 31, 2016 and 2015, respectively, and total capitalized stock-based compensation cost was $3,048,000 and $3,244,000 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was a total unrecognized compensation cost of $40,083,000 for unvested restricted stock and performance awards, which does not include estimated forfeitures, and is expected to be recognized over a weighted average period of 3.9 years.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,524,000 and $2,611,000 during the three months ended March 31, 2016 and 2015, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,796,000 and $3,832,000 as of March 31, 2016 and December 31, 2015, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $341,000 and $271,000 in the three months ended March 31, 2016 and 2015, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $195,000 and $488,000 on March 31, 2016 and December 31, 2015, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for the three months ended March 31, 2016, or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated derivative positions at March 31, 2016 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$724,700	$36,525	$1,050,000
Weighted average interest rate (1)	1.9%	2.7%	N/A
Weighted average swapped/capped interest rate	5.8%	5.9%	2.3%
Earliest maturity date	Jul 2016	Apr 2019	May 2016
Latest maturity date	Feb 2021	Apr 2019	Nov 2017
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had 16 derivatives designated as cash flow hedges and 15 derivatives not designated as hedges at March 31, 2016. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2016 and 2015 were not material. During three months ended March 31, 2016, the Company deferred $47,757,000 of losses for cash flow hedges, reported as a component of other comprehensive income (loss). In addition, the Company reclassified $1,374,000 and $1,595,000 of deferred losses from accumulated other comprehensive income as a component of interest expense, net for the three months ended March 31, 2016 and 2015, respectively. The Company anticipates reclassifying approximately $5,493,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period.

During the three months ended March 31, 2016, the Company entered into $450,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. At maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
Description	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
	3/31/2016

Non-Designated Hedges
Interest Rate Caps	$64	$—	$64	$—
Cash Flow Hedges
Interest Rate Caps	1	—	1	—
Interest Rate Swaps	(42,384)	—	(42,384)	—
Puts	(8,265)	—	—	(8,265)
DownREIT units	(1,427)	(1,427)	—	—
Indebtedness
Unsecured notes	(3,717,986)	(3,717,986)	—	—
Mortgage notes payable and unsecured term loan	(2,757,911)	—	(2,757,911)	—
Total	$(6,527,908)	$(3,719,413)	$(2,800,230)	$(8,265)

	12/31/2015
Non-Designated Hedges
Interest Rate Caps	$26	$—	$26	$—
Cash Flow Hedges
Interest Rate Caps	5	—	5	—
Interest Rate Swaps	5,422	—	5,422	—
Puts	(8,181)	—	—	(8,181)
DownREIT units	(1,381)	(1,381)	—	—
Indebtedness
Unsecured notes	(3,668,417)	(3,668,417)	—	—
Mortgage notes payable and unsecured term loan	(2,700,341)	—	(2,700,341)	—
Total	$(6,372,867)	$(3,669,798)	$(2,694,888)	$(8,181)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

The Company entered into $150,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. At maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

Using available capacity under its Credit Facility, the Company repaid $134,500,000 of variable rate debt secured by Avalon Walnut Creek at par in advance of its March 2046 maturity date.

The Company acquired two parcels of land for development for an aggregate investment of $28,725,000. If developed as expected, the development rights related to this land will contain an aggregate of 633 apartment homes for an aggregate projected total capital cost of $234,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Item 1A. “Risk Factors” of our Form 10-K for the year ended December 31, 2015 (the “Form 10-K”).

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

First Quarter 2016 Highlights

We experienced favorable operating performance in the first quarter of 2016:

•
Net income attributable to common stockholders for the three months ended March 31, 2016 was $237,931,000, an increase of $29,787,000, or 14.3%, as compared to the prior year period. The increase is primarily attributable to an increase in NOI from newly developed and existing operating communities, which includes business interruption insurance proceeds, and a net casualty and impairment gain from insurance proceeds from the Edgewater casualty loss in excess of land impairments, partially offset by a decrease in real estate sales and related gains.

•
Established Communities NOI for the three months ended March 31, 2016 increased by $19,303,000, or 7.9%, over the prior year period. This increase was driven by an increase in rental revenue of 5.5%, partially offset by an increase in operating expenses of 0.1% compared to the prior year period.

The Company's overall increase in revenues was driven by both favorable operating performance from our stabilized operating communities and strong leasing activity for new development, which we expect to continue for the balance of 2016.

During the three months ended March 31, 2016, we completed the construction of three communities with an aggregate of 732 apartment homes for a total capitalized cost of $212,100,000. We also started construction of one community expected to contain 290 apartment homes with an expected total capitalized cost of $64,000,000. At March 31, 2016, 24 communities expected to contain 7,670 apartment homes were under construction with a projected total capitalized cost of approximately $2,735,700,000.  In addition, as of March 31, 2016, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 30 apartment communities that, if developed as expected, will contain an estimated 9,745 apartment homes, and will be developed for an aggregate total capitalized cost of $3,720,000,000, an increase of $302,000,000 from our position as of December 31, 2015.

During the three months ended March 31, 2016, we sold Eaves Trumbull, located in Trumbull, CT, containing 340 homes. Eaves Trumbull was sold for $70,250,000, and our gain in accordance with GAAP was $51,430,000,

During the three months ended March 31, 2016, we reached a final insurance settlement for the property damage and lost income for the casualty loss that occurred in 2015 at Avalon at Edgewater ("Edgewater"). In 2015 and 2016, we received aggregate insurance proceeds for Edgewater of $73,008,000, after self-insurance and deductibles. During the three months ended March 31, 2016, we received the final $29,008,000 of these proceeds, of which $8,702,000 was recognized as casualty and impairment (gain) loss, net and $20,306,000 as business interruption insurance proceeds, which is recorded as a component of rental and other income.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the three month periods ended March 31, 2016 and 2015, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2015, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed communities that we own and that are consolidated for financial reporting purposes, and that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are consolidated communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•
Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is planned to begin during the current year.  Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community’s pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates.

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

As of March 31, 2016, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	40	9,010
Metro NY/NJ	35	10,830
Mid-Atlantic	27	9,575
Pacific Northwest	15	3,727
Northern California	33	9,987
Southern California	42	11,931
Total Established	192	55,060

Other Stabilized Communities:
New England	4	841
Metro NY/NJ	10	3,137
Mid-Atlantic	3	1,038
Pacific Northwest	1	367
Northern California	4	850
Southern California	6	2,747
Non Core	3	1,014
Total Other Stabilized	31	9,994

Lease-Up Communities	7	1,884

Redevelopment Communities	11	3,429

Unconsolidated Communities	17	5,012

Total Current Communities	258	75,379

Development Communities	24	7,670

Total Communities	282	83,049

Development Rights	30	9,745

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2016 and 2015 follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2016	3/31/2015	$ Change	% Change

Revenue:
Rental and other income	$506,974	$439,756	$67,218	15.3%
Management, development and other fees	1,524	2,611	(1,087)	(41.6)%
Total revenue	508,498	442,367	66,131	14.9%

Expenses:
Direct property operating expenses, excluding property taxes	97,387	93,723	3,664	3.9%
Property taxes	50,067	47,177	2,890	6.1%
Total community operating expenses	147,454	140,900	6,554	4.7%

Corporate-level property management and other indirect operating expenses	18,094	18,020	74	0.4%
Investments and investment management expense	1,145	1,034	111	10.7%
Expensed acquisition, development and other pursuit costs, net of recoveries	3,462	1,187	2,275	191.7%
Interest expense, net	43,410	45,573	(2,163)	(4.7)%
Depreciation expense	127,216	116,853	10,363	8.9%
General and administrative expense	11,404	10,468	936	8.9%
Casualty and impairment (gain) loss, net	(2,202)	5,788	(7,990)	N/A (1)
Total other expenses	202,529	198,923	3,606	1.8%

Equity in income of unconsolidated real estate entities	27,969	34,566	(6,597)	(19.1)%
Gain on sale of real estate	—	22	(22)	(100.0)%
Gain on sale of communities	51,430	70,936	(19,506)	(27.5)%
Income before taxes	237,914	208,068	29,846	14.3%
Income tax expense	37	15	22	146.7%
Net income	237,877	208,053	29,824	14.3%

Net loss attributable to noncontrolling interests	54	91	(37)	(40.7)%

Net income attributable to common stockholders	$237,931	$208,144	$29,787	14.3%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $29,787,000, or 14.3%, to $237,931,000 for the three months ended March 31, 2016 as compared to the prior year period. The increase for the three months ended March 31, 2016 is primarily attributable to an increase in NOI from newly developed and existing operating communities, which includes business interruption insurance proceeds, and a net casualty and impairment gain from insurance proceeds from the Edgewater casualty loss in excess of land impairments, partially offset by a decrease in real estate sales and related gains.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  We define NOI as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of real estate assets and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2016 and 2015 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2016	3/31/2015

Net income	$237,877	$208,053
Indirect operating expenses, net of corporate income	16,537	15,399
Investments and investment management expense	1,145	1,034
Expensed acquisition, development and other pursuit costs, net of recoveries	3,462	1,187
Interest expense, net	43,410	45,573
General and administrative expense	11,404	10,468
Equity in income of unconsolidated real estate entities	(27,969)	(34,566)
Depreciation expense	127,216	116,853
Income tax expense	37	15
Casualty and impairment (gain) loss, net	(2,202)	5,788
Gain on sale of real estate assets	(51,430)	(70,958)
Net operating income from real estate assets sold or held for sale (1)	(721)	(3,219)
Net operating income	$358,766	$295,627
____________________________

(1) Represents NOI from real estate assets sold or held for sale that are not otherwise classified as discontinued operations.

The NOI changes for the three months ended March 31, 2016, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2016

Established Communities	$19,303
Other Stabilized Communities (1)	34,443
Development and Redevelopment Communities	9,393
Total	$63,139
____________________________

(1) NOI for the three months ended March 31, 2016 includes $20,306 in business interruption insurance proceeds.

The increase in our Established Communities’ NOI for the three months ended March 31, 2016 is due to increased rental rates, partially offset by increased operating expenses. For the balance of 2016, we expect continued rental revenue growth over the prior year, offset partially by an expected increase in operating expenses. We expect our operating expenses will continue at a level above the prior year period for the remainder of the year.

Rental and other income increased in the three months ended March 31, 2016 compared to the prior year period due to additional rental income generated from newly developed and existing operating communities and an increase in rental rates at our Established Communities, discussed below, coupled with business interruption insurance proceeds primarily due to the final settlement of the Edgewater casualty loss.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 67,156 apartment homes for the three months ended March 31, 2016, compared to 63,530 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,412 for the three months ended March 31, 2016 compared to $2,302 in the prior year period.

Established Communities — Rental revenue increased $19,409,000, or 5.5%, for the three months ended March 31, 2016 compared to the prior year period due to an increase in average rental rates of 5.9% to $2,373 per apartment home, partially offset by a 0.4% decrease in economic occupancy to 95.6%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 23.4% of Established Community rental revenue for the three months ended March 31, 2016, and experienced an increase in rental revenue of 3.2% compared to the prior year period. Average rental rates increased 3.6% to $2,827 per apartment home, and were partially offset by a 0.4% decrease in economic occupancy to 95.5% for the three months ended March 31, 2016, compared to the prior year period. Sequential revenue decreased from the prior quarter by 0.8% during the three months ended March 31, 2016. While New York City is absorbing a larger pipeline of new apartment deliveries, suburban markets surrounding the city are more insulated from this new competition, and we expect to see continued growth over the prior year in the Metro New York/New Jersey region in 2016.

The Northern California region accounted for approximately 20.9% of Established Community rental revenue for the three months ended March 31, 2016, and experienced an increase in rental revenue of 9.6% compared to the prior year period. Average rental rates increased 10.4% to $2,738 per apartment home, and were partially offset by a 0.8% decrease in economic occupancy to 95.6% for the three months ended March 31, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.1% during the three months ended March 31, 2016. Although we project job growth to moderate and new apartment deliveries to remain elevated, we expect the Northern California region will continue to produce strong revenue growth in 2016.

The Southern California region accounted for approximately 19.0% of Established Community rental revenue for the three months ended March 31, 2016, and experienced an increase in rental revenue of 7.6% compared to the prior year period. Average rental rates increased 7.6% to $2,064 per apartment home, and economic occupancy remained consistent at 96.4% for the three months ended March 31, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 2.5% during the three months ended March 31, 2016. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results during 2016.

The Mid-Atlantic region accounted for approximately 15.3% of Established Community rental revenue for the three months ended March 31, 2016, and experienced an increase in rental revenue of 1.2% compared to the prior year period.  Average rental rates increased 1.7% to $2,100 per apartment home, and were partially offset by a 0.5% decrease in economic occupancy to 95.3% for the three months ended March 31, 2016, compared to the prior year period. Sequentially, revenue remained consistent with the prior quarter for the three months ended March 31, 2016. Although new apartment supply will remain elevated, accelerating job growth is expected to support continued modest growth in 2016.

The New England region accounted for approximately 15.6% of Established Community rental revenue for the three months ended March 31, 2016, and experienced an increase in rental revenue of 4.9% compared to the prior year period. Average rental rates increased 5.3% to $2,269 per apartment home, and were partially offset by a 0.4% decrease in economic occupancy to 95.2% for the three months ended March 31, 2016, compared to the prior year period. Sequential revenue decreased from the prior quarter by 1.4% during the three months ended March 31, 2016. Stable job growth in the Boston metro area is expected to support healthy apartment demand in 2016. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Pacific Northwest region accounted for approximately 5.8% of Established Community rental revenue for the three months ended March 31, 2016, and experienced an increase in rental revenue of 6.5% compared to the prior year period. Average rental rates increased 6.9% to $2,016 per apartment home, and were partially offset by 0.4% decrease in economic occupancy to 95.7% for the three months ended March 31, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.4% during the three months ended March 31, 2016. We believe that healthy rental revenue growth will continue in 2016, although it may be tempered by the delivery of new apartment homes.

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

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three months ended March 31, 2016 and 2015 (unaudited, dollars in thousands):

	For the three months ended
	3/31/2016	3/31/2015

Rental revenue (GAAP basis)	$374,823	$355,414
Concessions amortized	187	1,019
Concessions granted	(204)	(482)

Rental revenue adjusted to state concessions on a cash basis	$374,806	$355,951

Year-over-year % change — GAAP revenue		5.5%

Year-over-year % change — cash concession based revenue		5.3%

Management, development and other fees decreased $1,087,000, or 41.6%, for the three months ended March 31, 2016 compared to the prior year period. The decrease for the three months ended March 31, 2016 is primarily due to lower property and asset management fees earned as a result of dispositions from AvalonBay Value Added Fund II, L.P. ("Fund II") and the Archstone Multifamily Partners AC LP (the "U.S. Fund"), as well as for asset management and disposition fees earned in the prior year period not present in the three months ended March 31, 2016 from joint ventures formed with Equity Residential as part of the Archstone acquisition.

Direct property operating expenses, excluding property taxes increased $3,664,000, or 3.9%, for the three months ended March 31, 2016 compared to the prior year period. The increase for the three months ended March 31, 2016 is primarily due to the addition of newly developed apartment communities as well as increased compensation costs, partially offset by a decrease in snow removal and other costs related to the severe winter storms in our Northeast markets that occurred during the three months ended March 31, 2015.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $981,000, or 1.3%, for the three months ended March 31, 2016 compared to the prior year period. The decrease for the three months ended March 31, 2016 is primarily due to a decrease in utility costs as well as snow removal and costs related to the severe winter storms in our Northeast markets that occurred during the three months ended March 31, 2015, partially offset by increased community repairs and maintenance costs and on-site payroll and benefit costs.

Property taxes increased $2,890,000, or 6.1%, for the three months ended March 31, 2016 compared to the prior year period. The increase for the three months ended March 31, 2016 is primarily due to the addition of newly developed apartment communities, coupled with increased assessments across our portfolio.

For Established Communities, property taxes increased $1,065,000, or 2.9%, for the three months ended March 31, 2016 compared to the prior year period. The increase for the three months ended March 31, 2016 is primarily due to increased assessments and successful appeals in the prior year period in the Company's West Coast markets. We expect property taxes to continue to increase for the balance of 2016 over 2015. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $2,275,000, or 191.7%, for the three months ended March 31, 2016 compared to the prior year period, primarily due to the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund and acquisition costs related to the two communities acquired during the three months ended March 31, 2016.

Interest expense, net decreased $2,163,000, or 4.7%, for the three months ended March 31, 2016 compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decrease for the three months ended March 31, 2016 is primarily due to a decrease in the aggregate principal amount of outstanding secured indebtedness and an increase in amounts of interest capitalized, partially offset by an increase in outstanding unsecured indebtedness.

Depreciation expense increased $10,363,000, or 8.9%, for the three months ended March 31, 2016 compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense (“G&A”) increased $936,000, or 8.9%, for the three months ended March 31, 2016 compared to the prior year period. The increase for the three months ended March 31, 2016 is primarily due to an increase in compensation related expenses and increased charitable contributions and legal fees.

Casualty and impairment (gain) loss, net for the three months ended March 31, 2016 consists of property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss, partially offset by impairment charges recognized for two undeveloped land parcels. For the three months ended March 31, 2015, casualty and impairment (gain) loss, net consisted of property and casualty damage incurred across several communities in our Northeast markets related to severe winter storms, and the incident expenses and write-off of the net book value of the fixed assets destroyed in the Edgewater fire, partially offset by Edgewater insurance proceeds received.

Equity in income of unconsolidated real estate entities decreased $6,597,000, or 19.1%, for the three months ended March 31, 2016 compared to the prior year period. The decrease for the three months ended March 31, 2016 is primarily due to amounts received in the prior year period related to the modification of a joint venture agreement to eliminate our promoted interest in future distributions, partially offset by gains on the sale of communities in various ventures in 2016.

Gain on sale of communities decreased for the three months ended March 31, 2016. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Reconciliation of Non-GAAP Financial Measures

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate Funds from Operations Attributable to Common Stockholders (“FFO”) as net income or loss computed in accordance with GAAP, adjusted for:

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

FFO and FFO adjusted for non-core items, or "Core FFO," as defined below, are considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of our core business operations, Core FFO allows one to compare the core operating performance of the Company year over year. We believe that in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in our Condensed Consolidated Financial Statements included elsewhere in this report.

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, costs, and promoted interests;

•	casualty and impairment (gain) loss, net;

•	early extinguishment of consolidated borrowings;

•	acquisition costs and abandoned pursuits;

•	business interruption insurance proceeds and legal settlements;

•	severance related costs; and

•	other non-core items.

FFO and Core FFO do not represent net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO and Core FFO as calculated by other REITs may not be comparable to our calculations of FFO and Core FFO.

The following is a reconciliation of net income attributable to common stockholders to FFO and to Core FFO (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2016	3/31/2015

Net income attributable to common stockholders	$237,931	$208,144
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	127,701	118,320
Distributions to noncontrolling interests, including discontinued operations	10	9
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(29,625)	(9,155)
Gain on sale of previously depreciated real estate assets	(51,430)	(70,936)
Impairment due to casualty loss	—	4,195
FFO attributable to common stockholders	$284,587	$250,577

Weighted average common shares outstanding - diluted	137,383,044	133,175,773
EPS per common share - diluted	$1.73	$1.56
FFO per common share - diluted	$2.07	$1.88

FFO attributable to common stockholders	284,587	250,577
Joint venture losses (gains) (1)	4,994	(2,002)
Business interruption insurance proceeds (2)	(20,334)	(87)
Casualty and impairment (gain) loss, net (3)	(2,202)	1,593
Lost NOI from casualty losses (4)	1,870	1,647
Acquisition costs	1,101	878
Severance related costs	585	1,648
Development pursuit and other write-offs	433	98
Joint venture promote (5)	—	(20,680)
Gain on sale of real estate	—	(22)
Core FFO attributable to common stockholders	$271,034	$233,650

Core FFO per common share - diluted	$1.97	$1.75
_________________________

(1)
Amount for the three months ended March 31, 2016 is primarily composed of our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with disposition activity, and amounts for the non-cash write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund. Amount for the three months ended March 31, 2015 is primarily composed of our proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone acquisition.

(2)	Amount for the three months ended March 31, 2016 is composed primarily of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(3)
Amount for the three months ended March 31, 2016 is primarily composed of property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss, partially offset by an impairment charge for two undeveloped land parcels. Amount for the three months ended March 31, 2015 is primarily composed of costs from the Edgewater casualty loss, partially offset by insurance proceeds.

(4)	Amounts for the three months ended March 31, 2016 and 2015 primarily relate to lost NOI resulting from the Edgewater casualty loss for which business interruption insurance proceeds were received.

(5)
Amount for three months ended March 31, 2015 is for the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay II to eliminate our promoted interest in future distributions.

FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, they are not necessarily indicative of cash available to fund cash needs.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended
	3/31/2016	3/31/2015
Net cash provided by operating activities	$277,782	$236,380
Net cash used in investing activities	$(384,727)	$(442,199)
Net cash used in financing activities	$(196,021)	$(107,529)

Liquidity and Capital Resources

We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost effective alternative then available and our desire to maintain a balance sheet that provides us with flexibility. Our principal short-term liquidity needs are to fund:

•	development and redevelopment activity in which we are currently engaged;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses and corporate overhead expenses.

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

We had unrestricted cash and cash equivalents totaling $97,541,000 at March 31, 2016, a decrease of $302,966,000 from $400,507,000 at December 31, 2015. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $277,782,000 for the three months ended March 31, 2016 from $236,380,000 for the three months ended March 31, 2015. The change was driven primarily by increased NOI from existing and newly developed communities and the receipt of business interruption insurance proceeds.

Investing Activities — Net cash used in investing activities totaled $384,727,000 for the three months ended March 31, 2016. The net cash used was primarily due to:

•	we invested approximately $266,588,000 in the development and redevelopment of communities;

•	we acquired two operating communities for $170,022,000;

•	we restricted the sale proceeds of $69,227,000 from the sale of Eaves Trumbull which is part of a tax deferred exchange; and

•	we had capital expenditures of $14,882,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	net proceeds from the disposition of Eaves Trumbull of $68,709,000; and

•	net distributions from unconsolidated real estate entities in the amount of $57,739,000.

Financing Activities — Net cash used in financing activities totaled $196,021,000 for the three months ended March 31, 2016.  The net cash used was primarily due to:

•	payment of cash dividends in the amount of $171,151,000; and

•	repayment of secured notes in the amount of $19,682,000.

Variable Rate Unsecured Credit Facility

In January 2016, we extended the maturity of the Credit Facility from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, we increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the "Credit Facility Increase"). We may further extend the term for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on our borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (1.26% at April 29, 2016), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on our credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, resulting in a fee of approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating.

We had $500,000,000 outstanding under the Credit Facility and had $53,293,000 outstanding in letters of credit that reduced our borrowing capacity as of April 29, 2016.

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

We were in compliance with these covenants at March 31, 2016.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of April 29, 2016, we had $1,000,000,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three months ended March 31, 2016, we entered into $450,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017. At maturity of the agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment. In addition, in April 2016 we entered into an additional $150,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017.

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

The following debt activity occurred during the three months ended March 31, 2016:

•	In January 2016, in conjunction with the disposition of Eaves Trumbull, Avalon at Stratford was substituted as collateral for the outstanding fixed rate mortgage note secured by Eaves Trumbull.

•
In January 2016, in conjunction with the acquisition of Avalon Hoboken, we assumed a fixed rate secured mortgage note with a principal balance of $67,904,000 and a contractual interest rate of 4.18% maturing in December 2020.

•
In February 2016, we repaid the $16,212,000 fixed rate mortgage note secured by Archstone Lexington, with an effective interest rate of 3.32% at par and without penalty in advance of its March 2016 maturity date. Upon repayment, Archstone Lexington was substituted as collateral for the outstanding fixed rate mortgage note secured by Avalon Walnut Ridge I.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2016 and December 31, 2015 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2015	3/31/2016	2016	2017	2018	2019	2020	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.54%	Apr-2043		15,649	15,598	160	225	241	257	275	14,440
Avalon at Chestnut Hill	6.16%	Oct-2047		39,088	38,970	364	509	536	566	596	36,399
Avalon Westbury	4.13%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				116,937	116,768	524	734	777	823	871	113,039

Variable rate (4)
Avalon at Mountain View	1.07%	Feb-2017	(5)	17,700	17,600	—	17,600	—	—	—	—
Eaves Mission Viejo	1.32%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.23%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	1.56%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	1.58%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place	3.07%	Nov-2037	(5)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	1.79%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Walnut Creek	1.50%	Mar-2046	(3)(6)	116,000	116,000	—	—	—	—	—	116,000
Avalon Walnut Creek	1.50%	Mar-2046	(3)(6)	10,000	10,000	—	—	—	—	—	10,000
Avalon Morningside Park	1.71%	May-2046	(3)	100,000	100,000	—	—	—	—	—	100,000
Avalon Clinton North	1.73%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.73%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.64%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno	1.62%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	1.79%	Apr-2028	(5)	44,410	44,410	—	—	—	—	—	44,410
				945,195	945,095	—	17,600	—	—	—	927,495
Conventional loans (2)
Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000	250,000	—	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000	—	250,000	—	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	—	250,000	—
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	—	400,000	—
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 Million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 Million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.79%	Jul-2033		16,621	16,499	381	539	577	619	663	13,720
Avalon Walnut Creek	4.30%	Jul-2066		3,289	3,289	—	—	—	—	—	3,289
Avalon Shrewsbury	5.92%	May-2019		19,867	19,787	243	346	367	18,831	—	—
Avalon at Stratford	6.02%	May-2019	(7)	38,852	38,694	473	676	717	36,828	—	—
AVA Belltown	6.00%	May-2019		61,769	61,519	753	1,075	1,140	58,551	—	—
Avalon at Freehold	5.95%	May-2019		34,441	34,302	420	599	636	32,647	—	—
Avalon Run East	5.95%	May-2019		36,904	36,755	450	642	681	34,982	—	—
Eaves Nanuet	6.07%	May-2019		62,279	62,026	758	1,083	1,150	59,035	—	—
Avalon at Foxhall	6.06%	May-2019		55,484	55,259	676	965	1,024	52,594	—	—
Avalon at Gallery Place	6.06%	May-2019		43,110	42,935	525	750	796	40,864	—	—
Avalon at Traville	5.91%	May-2019		73,057	72,761	890	1,271	1,348	69,252	—	—
Avalon Bellevue	5.92%	May-2019		25,103	25,001	306	437	463	23,795	—	—
Avalon on the Alameda	5.91%	May-2019		50,754	50,549	619	883	937	48,110	—	—
Avalon at Mission Bay	5.90%	May-2019		68,890	68,611	839	1,198	1,272	65,302	—	—
AVA Pasadena	4.06%	Jun-2018		11,489	11,438	151	213	11,074	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(8)	27,176	26,682	—	26,682	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	(8)	15,669	14,120	—	14,120	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	(8)	27,411	26,392	—	26,392	—	—	—	—
Archstone Lexington	3.36%	Nov-2017	(7)(8)	—	21,601	—	21,601	—	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	(7)	20,754	—	—	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017	(8)	43,258	41,302	—	41,302	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017	(8)	85,288	69,696	—	69,696	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(8)	76,471	70,854	—	70,854	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(8)	140,332	118,112	—	118,112	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(8)	28,079	25,805	—	25,805	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(8)	83,087	146,696	—	146,696	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017	(8)	104,694	98,732	—	98,732	—	—	—	—
Avalon Russett	3.36%	Nov-2017	(8)	39,972	32,199	—	32,199	—	—	—	—

Avalon San Bruno II	3.85%	Apr-2021		30,514	30,395	356	506	534	564	591	27,844
Avalon Westbury	4.13%	Nov-2036	(3)	18,975	18,675	929	1,293	1,358	1,426	1,499	12,170
Archstone Lexington	3.32%	Mar-2016	(9)	16,255	—	—	—	—	—	—	—
Avalon San Bruno III	3.17%	Jun-2020		55,650	55,364	861	1,188	1,226	1,264	50,825	—
Avalon Andover	3.29%	Apr-2018		14,179	14,096	253	346	13,497	—	—	—
Avalon Natick	3.14%	Apr-2019		14,499	14,418	248	339	349	13,482	—	—
Avalon Hoboken	3.66%	Dec-2020	(10)	—	67,904	—	—	—	—	67,904	—
				5,019,172	5,067,468	260,131	956,540	39,146	558,146	771,482	2,482,023

Variable rate (4)
Avalon Walnut Creek	1.88%	Mar-2046	(3)(6)	8,500	8,500	—	—	—	—	—	8,500
Avalon Calabasas	2.41%	Aug-2018	(5)	54,756	54,478	874	1,225	52,379	—	—	—
Avalon Natick	2.67%	Apr-2019	(5)	36,731	36,525	627	858	884	34,156	—	—
Term Loan	1.98%	Mar-2021		300,000	300,000	—	—	—	—	—	300,000
				399,987	399,503	1,501	2,083	53,263	34,156	—	308,500

Total indebtedness - excluding Credit Facility				$6,481,291	$6,528,834	$262,156	$976,957	$93,186	$593,125	$772,353	$3,831,057
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs, debt discount and basis adjustments associated with the hedged unsecured note of $28,146 and $29,326 as of March 31, 2016 and December 31, 2015, respectively, and premium associated with secured notes, net of deferred financing costs, of $1,892 and $4,983 as of March 31, 2016 and December 31, 2015, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Variable rates are given as of March 31, 2016.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	In May 2016, we repaid this borrowing at par in advance of its maturity date.

(7)	Archstone Lexington was substituted as collateral for the outstanding borrowing secured by Avalon Walnut Ridge I.

(8)
In conjunction with the substitution of Archstone Lexington for Avalon Walnut Ridge I, the aggregate principal balance from the secured borrowing was reallocated between the communities serving as collateral.

(9)	In February 2016, we repaid this borrowing at par in advance of its maturity date, subsequently substituting the operating community as collateral for another borrowing as discussed in note (7).

(10)	This borrowing was assumed in conjunction with the acquisition of Avalon Hoboken in January 2016.

Future Financing and Capital Needs — Portfolio and Other Activity

During the remainder of 2016, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2016 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $34,897,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the three months ended March 31, 2016, Fund II sold one community containing 676 apartment homes for $158,000,000. Our share of the gain in accordance with GAAP was $13,057,000. In conjunction with the disposition of this community, Fund II repaid $68,091,000 of related secured indebtedness in advance of the scheduled maturity date, which resulted in a charge for a prepayment penalty and write-off of deferred financing costs, of which our portion was $1,207,000.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $50,987,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

During the three months ended March 31, 2016, the U.S. Fund sold two communities containing an aggregate of 461 apartment homes for an aggregate sales price of $229,300,000. Our share of the gain in accordance with GAAP was $16,568,000. In conjunction with the disposition of these communities, the U.S. Fund repaid $94,822,000 of related secured indebtedness in advance of the scheduled maturity dates, which resulted in charges for a prepayment penalty and write-off of deferred financing costs, of which our portion was $2,003,000.

Archstone Multifamily Partners AC JV LP (the "AC JV") has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $51,688,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

As of March 31, 2016, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures. Refer to Note 5, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements located elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2016, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company	# of	Total	Debt (2)
	ownership	Apartment	capitalized			Interest	Maturity
Unconsolidated Real Estate Investments	percentage	homes	cost (1)	Amount	Type	rate (3)	date

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$45,954	$25,677	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	102,864	63,200	Fixed	5.42%	Jan 2018
3. Eaves Tustin - Tustin, CA		628	101,600	59,100	Fixed	3.81%	Oct 2017
4. Eaves Rockville - Rockville, MD		210	51,721	29,493	Fixed	4.26%	Aug 2019
5. Avalon Watchung - Watchung, NJ		334	66,651	40,234	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	2,204	368,790	217,704		4.24%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (4)		192	67,119	33,233	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,886	29,957	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA (5)		205	77,146	51,300	Fixed	1.56%	Dec 2020
4. Avalon Venice on Rose - Venice, CA		70	57,205	30,294	Fixed	3.28%	Jun 2020
5. Avalon Station 250 - Dedham, MA		285	95,852	58,368	Fixed	3.73%	Sep 2022
6.. Avalon Grosvenor Tower - Bethesda, MD		237	79,675	45,237	Fixed	3.74%	Sep 2022
7. Avalon Kirkland at Carillon - Kirkland, WA		131	55,493	29,447	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,269	489,376	277,836		3.43%

AC JV
1. Avalon North Point - Cambridge, MA (6)		426	186,832	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (6)		392	85,482	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,809	—	N/A	N/A	N/A
Total AC JV	20.0%	921	299,123	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	124,465	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	18,495	23,705	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	142,960	126,705		3.27%

Total Unconsolidated Investments		5,012	$1,300,249	$784,545		4.16%
_____________________________

(1)	Represents total capitalized cost as of March 31, 2016.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2016.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(6)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of March 31, 2016, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2016, we had 24 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 7,670 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,735,700,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a direct or indirect fee simple ownership interest in these communities unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	$444.9	Q3 2013	Q4 2015	Q4 2016	Q3 2017
2.	AVA Capitol Hill Seattle, WA	249	81.4	Q1 2014	Q4 2015	Q2 2016	Q4 2016
3.	Avalon Dublin Station II Dublin, CA	252	84.6	Q2 2014	Q4 2015	Q3 2016	Q4 2016
4.	Avalon Union Union, NJ	202	50.7	Q4 2014	Q4 2015	Q2 2016	Q4 2016
5.	Avalon Irvine III Irvine, CA	156	55.0	Q2 2014	Q1 2016	Q2 2016	Q4 2016
6.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q1 2016	Q2 2017	Q4 2017
7.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q1 2016	Q2 2017	Q4 2017
8.	Avalon Laurel Laurel, MD	344	72.4	Q2 2015	Q2 2016	Q1 2017	Q3 2017
9.	Avalon Alderwood II Lynnwood, WA	124	26.5	Q1 2015	Q2 2016	Q3 2016	Q4 2016
10.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q3 2016	Q2 2017	Q4 2017
11.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
12.	Avalon Quincy Quincy, MA	395	95.3	Q2 2015	Q3 2016	Q2 2017	Q4 2017
13.	Avalon West Hollywood West Hollywood, CA	294	151.7	Q2 2014	Q4 2016	Q3 2017	Q2 2018
14.	Avalon North Station Boston, MA	503	257.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
15.	Avalon Great Neck Great Neck, NY	191	78.9	Q2 2015	Q1 2017	Q2 2017	Q4 2017
16.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q2 2017	Q1 2018	Q3 2018
17	Avalon Newcastle I Newcastle, WA	378	110.1	Q3 2015	Q4 2016	Q4 2017	Q2 2018
18.	Avalon Chino Hills Chino Hills, CA	331	96.9	Q3 2015	Q4 2016	Q4 2017	Q2 2018
19.	Avalon Sheepshead Bay (4) Brooklyn, NY	180	86.4	Q3 2015	Q3 2017	Q4 2017	Q2 2018
20.	Avalon Maplewood Maplewood, NJ	235	66.3	Q4 2015	Q3 2017	Q1 2018	Q3 2018
21.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q3 2017	Q4 2017	Q2 2018
22.	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q2 2017	Q1 2018	Q3 2018
23.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q4 2017	Q3 2018	Q1 2019
24.	Avalon Easton Easton, MA	290	64.0	Q1 2016	Q2 2017	Q1 2018	Q3 2018
	Total	7,670	$2,735.7
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

(4)
We are developing this project with a private development partner. We will own the rental portion of the development on floors 3 through19 and the partner will own the for-sale condominium portion on floors 20 through 30 of the development. The information above represents only our portion of the project. We are providing a construction loan to the development partner, expected to be $48,800,000, which together with the partner's contributed equity is expected to fund the condominium portion of the project.

During the three months ended March 31, 2016, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Falls Church Falls Church, VA	384	$106.3	396,536	$268
2.	Avalon Glendora Glendora, CA	280	83.5	266,226	$314
3.	Avalon Green III Elmsford, NY	68	22.3	77,722	$287
	Total	732	$212.1
__________________________________

(1)	Total capitalized cost is as of March 31, 2016. The Company generally anticipates incurring additional costs associated with these communities that are customary for new developments.

The Company anticipates commencing the construction of eight apartment communities during the balance of 2016, which, if completed as expected, will contain 2,525 apartment homes and be constructed for a total capitalized cost of $1,295,700,000.

Redevelopment Communities

As of March 31, 2016, there were eleven communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $154,900,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2016. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon Towers Long Beach, NY	109	$10.8	Q4 2014	Q4 2016	Q4 2016
2.	Avalon at Arlington Square Arlington, VA	842	21.3	Q4 2014	Q2 2016	Q4 2016
3.	Avalon Bear Hill Waltham, MA	324	21.4	Q2 2015	Q3 2016	Q1 2017
4.	Avalon Santa Monica on Main Santa Monica, CA	133	10.0	Q4 2014	Q2 2016	Q4 2016
5.	Avalon Silicon Valley Sunnyvale, CA	710	29.9	Q4 2014	Q1 2017	Q3 2017
6.	AVA Back Bay Boston, MA	271	8.8	Q3 2015	Q1 2017	Q3 2017
7.	Avalon La Jolla Colony San Diego, CA	180	10.2	Q3 2015	Q3 2016	Q1 2017
8.	Avalon Walnut Ridge Walnut Creek, CA	106	5.0	Q3 2015	Q2 2016	Q4 2016
9.	Avalon Pasadena Pasadena, CA	120	5.2	Q4 2015	Q2 2016	Q4 2016
10.	Eaves San Marcos San Marcos, CA	184	4.0	Q1 2016	Q3 2016	Q1 2017
11.	Avalon Studio City Studio City, CA	450	28.3	Q1 2016	Q2 2017	Q4 2017
	Total	3,429	$154.9
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At March 31, 2016, we had $477,072,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $42,635,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 30 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2016 includes $428,266,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,745 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 24 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for the six remaining Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the three months ended

March 31, 2016, we incurred a charge of approximately $746,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of March 31, 2016:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,469	$490
Metro NY/NJ	12	4,342	1,756
Mid-Atlantic	3	1,067	279
Pacific Northwest	4	1,194	373
Northern California	4	978	481
Southern California	1	695	341
Total	30	9,745	$3,720
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

Land Acquisitions

In 2016 through the date of this Form 10-Q, we acquired three land parcels for development for an aggregate investment of $31,525,000 and have started or anticipate starting construction during the next six months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $41,423,000, which we do not currently plan to develop. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels for which we acquired for development and now intend to sell. During the three months ended March 31, 2016, we recognized an aggregate impairment charge of $6,500,000 relating to two undeveloped land parcels which we now intend to sell. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Through a wholly-owned captive insurance company, the Company is responsible for 12% of the losses for its property insurance coverage in excess of any applicable deductible up to the first $50,000,000 of loss, with amounts beyond that covered by third-party insurance, subject to maximum amounts.

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

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from current economic conditions;

•	trends affecting our financial condition or results of operations; and

•	the impact of legal proceedings relating to the Edgewater casualty loss and related matters, including liability to third parties resulting therefrom.

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

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
our expectations and assumptions as of the date of this filing regarding the outcome of investigations and/or legal proceedings resulting from the Edgewater casualty loss, as well as the ultimate cost and timing of replacing the Edgewater building and achieving stabilized occupancy in the event the Company chooses to rebuild this community, are subject to change and could materially affect our current expectations regarding the impact of the casualty loss on our business, financial condition and results of operations;

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

There have been no material changes to our exposures to market risk since December 31, 2015.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

As discussed in this Form 10-Q in Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Legal and Other Contingencies," to the accompanying Condensed Consolidated Financial Statements, in January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ. The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company has since revised its maintenance policies to require that non-flame tools be used for plumbing repairs where possible or, where not possible inside the building envelope, that a qualified third party vendor perform the work in accordance with AvalonBay policies.

The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the casualty loss. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company’s insurance carrier to file a claim. Through the date of this Form 10-Q, of the 229 occupied apartments destroyed in the fire, the residents of approximately 82 units have settled claims with our insurer, and claims from an additional approximate 30 units are being evaluated by our insurer.

To date, four putative class action lawsuits have been filed against the Company on behalf of Edgewater residents and others who may have been harmed by the fire. The court has consolidated these actions in the United States District Court for the District of New Jersey. In addition, 19 lawsuits representing approximately 138 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division. Most of these cases have been consolidated by the court and the Company expects all of them to be consolidated shortly. The Company believes that it has meritorious defenses to the extent of damages claimed. Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.

The Company is involved in various other claims and/or administrative proceedings unrelated to the Edgewater casualty loss that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, Item 1A. "Risk Factors.” The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2016	—	$—	—	200,000
February 1 - February 29, 2016	—	$—	—	200,000
March 1 - March 31, 2016	48,189	$177.72	—	200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed February 26, 2016.)

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
Fourth Amended and Restated Revolving Loan Agreement, dated as of January 14, 2016, among the Company, as Borrower, Bank of America, N.A., as administrative agent, an issuing bank and a bank, JPMorgan Chase Bank, N.A., as an issuing bank, a bank and a syndication agent, Wells Fargo Bank, N.A., as an issuing bank, a bank and a syndication agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and a syndicate of other financial institutions, serving as banks. (Incorporated by reference to Exhibit 1.1 to Form 8-K/A of the Company filed on January 15, 2016.)

10.2	—
AvalonBay Communities, Inc. Amended and Restated 2009 Stock Option and Incentive Plan. (Filed herewith and incorporated by reference to Exhibit 99.1 to Form 8-K of the Company filed February 16, 2016.)

10.3	—
Form of Stock Grant and Restricted Stock Agreement adopted February 11, 2016 (2009 Stock Option and Incentive Plan). (Filed herewith and incorporated by reference to Exhibit 99.3 to Form 8-K of the Company filed February 16, 2016.)

10.4	—	The Company’s Officer Severance Plan, as amended and restated on February 11, 2016. (Filed herewith and incorporated by reference to Exhibit 99.2 to Form 8-K of the Company filed February 16, 2016.)
10.5	—
Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units approved February 11, 2016. (Filed herewith and incorporated by reference to Exhibit 99.4 to Form 8-K of the Company filed February 16, 2016.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 3, 2016	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 3, 2016	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)