Form 10-Q
period 2016-06-30
AVALONBAY COMMUNITIES INC
filed 2016-08-05
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

137,313,555 shares of common stock, par value $0.01 per share, were outstanding as of July 29, 2016.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2016	12/31/2015
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,793,026	$3,636,761
Buildings and improvements	13,636,933	13,056,292
Furniture, fixtures and equipment	492,284	458,224
	17,922,243	17,151,277
Less accumulated depreciation	(3,540,481)	(3,303,751)
Net operating real estate	14,381,762	13,847,526
Construction in progress, including land	1,538,641	1,592,917
Land held for development	511,797	484,377
Real estate assets held for sale, net	65,894	17,489
Total real estate, net	16,498,094	15,942,309

Cash and cash equivalents	182,306	400,507
Cash in escrow	105,385	104,821
Resident security deposits	33,624	30,077
Investments in unconsolidated real estate entities	325,614	216,919
Deferred development costs	40,627	37,577
Prepaid expenses and other assets	209,417	199,095
Total assets	$17,395,067	$16,931,305

LIABILITIES AND EQUITY
Unsecured notes, net	$4,319,165	$3,845,674
Variable rate unsecured credit facility	—	—
Mortgage notes payable	2,514,826	2,611,274
Dividends payable	185,369	171,257
Payables for construction	100,876	98,802
Accrued expenses and other liabilities	306,306	260,005
Accrued interest payable	42,395	40,085
Resident security deposits	58,093	53,132
Liabilities related to real estate assets held for sale	1,549	553
Total liabilities	7,528,579	7,080,782

Commitments and contingencies

Redeemable noncontrolling interests	9,969	9,997

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2016 and December 31, 2015; zero shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2016 and December 31, 2015; 137,312,534 and 137,002,031 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,373	1,370
Additional paid-in capital	10,092,951	10,068,532
Accumulated earnings less dividends	(134,808)	(197,989)
Accumulated other comprehensive loss	(102,997)	(31,387)
Total equity	9,856,519	9,840,526
Total liabilities and equity	$17,395,067	$16,931,305

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Revenue:
Rental and other income	$500,840	$454,517	$1,007,814	$894,273
Management, development and other fees	1,467	2,942	2,990	5,553
Total revenue	502,307	457,459	1,010,804	899,826

Expenses:
Operating expenses, excluding property taxes	118,903	112,069	235,530	224,845
Property taxes	51,107	45,913	101,174	93,089
Interest expense, net	46,581	44,590	89,991	90,164
Loss (gain) on extinguishment of debt, net	2,461	(7,749)	2,461	(7,749)
Depreciation expense	132,469	118,627	259,685	235,480
General and administrative expense	12,011	10,335	23,414	20,803
Expensed acquisition, development and other pursuit costs, net of recoveries	1,436	673	4,897	1,860
Casualty and impairment (gain) loss, net	(1,732)	(17,114)	(3,935)	(11,326)
Total expenses	363,236	307,344	713,217	647,166

Equity in income of unconsolidated real estate entities	27,151	13,806	55,120	48,371
Gain on sale of communities	30,990	—	82,420	70,936
Gain on sale of other real estate	143	9,625	143	9,647

Income before taxes	197,355	173,546	435,270	381,614
Income tax expense	36	1,293	73	1,308

Net income	197,319	172,253	435,197	380,306
Net loss attributable to noncontrolling interests	125	71	180	163

Net income attributable to common stockholders	$197,444	$172,324	$435,377	$380,469

Other comprehensive income (loss):
Loss on cash flow hedges	(26,788)	(6)	(74,545)	(36)
Cash flow hedge losses reclassified to earnings	1,561	1,433	2,935	3,028
Comprehensive income	$172,217	$173,751	$363,767	$383,461

Earnings per common share - basic:
Net income attributable to common stockholders	$1.44	$1.30	$3.17	$2.88

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.44	$1.29	$3.17	$2.86

Dividends per common share	$1.35	$1.25	$2.70	$2.50

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2016	6/30/2015
Cash flows from operating activities:
Net income	$435,197	$380,306
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	259,685	235,480
Amortization of deferred financing costs	3,827	3,379
Amortization of debt premium	(9,436)	(14,815)
Loss (gain) on extinguishment of debt, net	2,461	(7,749)
Amortization of stock-based compensation	8,482	8,255
Equity in loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	7,255	8,432
Casualty and impairment (gain) loss, net	(3,935)	(17,303)
Cash flow hedge losses reclassified to earnings	2,935	2,992
Gain on sale of real estate assets	(135,735)	(91,456)
Increase in cash in operating escrows	(2,221)	(9,357)
Increase in resident security deposits, prepaid expenses and other assets	(9,936)	(3,439)
Decrease in accrued expenses, other liabilities and accrued interest payable	(13,060)	(2,823)
Net cash provided by operating activities	545,519	491,902

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(587,287)	(865,497)
Acquisition of real estate assets, including partnership interest	(170,022)	—
Capital expenditures - existing real estate assets	(24,696)	(50,584)
Capital expenditures - non-real estate assets	(3,919)	(1,432)
Proceeds from sale of real estate, net of selling costs	116,941	135,841
Insurance proceeds for property damage claims	17,196	44,142
Increase in payables for construction	2,074	7,126
Distributions from unconsolidated real estate entities	58,870	36,858
Investments in unconsolidated real estate entities	(121,648)	(803)
Net cash used in investing activities	(712,491)	(694,349)

Cash flows from financing activities:
Issuance of common stock, net	12,804	97,326
Dividends paid	(356,235)	(318,240)
Repayments of mortgage notes payable, including prepayment penalties	(157,552)	(588,226)
Issuance of unsecured notes	474,838	574,066
Payment of deferred financing costs	(10,014)	(4,277)
Payment for termination of forward interest rate swaps	(14,847)	—
Distributions to DownREIT partnership unitholders	(20)	(19)
Distributions to joint venture and profit-sharing partners	(203)	(187)
Redemption of preferred interest obligation	—	(2,330)
Net cash used in financing activities	(51,229)	(241,887)

Net decrease in cash and cash equivalents	(218,201)	(444,334)

Cash and cash equivalents, beginning of period	400,507	509,460
Cash and cash equivalents, end of period	$182,306	$65,126

Cash paid during the period for interest, net of amount capitalized	$90,355	$91,572

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2016:

•
As described in Note 4, “Equity,” 196,059 shares of common stock were issued as part of the Company's stock based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 80,441 shares valued at $13,049,000 were issued in connection with new stock grants; 44,327 shares valued at $3,894,000 were issued in conjunction with the conversion of deferred stock awards; 1,041 shares valued at $186,000 were issued through the Company’s dividend reinvestment plan; 53,011 shares valued at $8,280,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,243 restricted shares as well as performance awards with an aggregate value of $360,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $185,369,000.

•
The Company recorded an increase of $375,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, “Fair Value.”

•
The Company recorded a decrease in prepaid expenses and other assets of $2,689,000 and an increase in accrued expenses and other liabilities of $54,311,000, and a corresponding loss to other comprehensive income of $57,000,000, and reclassified $2,935,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company assumed fixed rate indebtedness with a principal amount of $67,904,000 in conjunction with the acquisition of Avalon Hoboken.

During the six months ended June 30, 2015:

•
The Company issued 157,779 shares of common stock as part of the Company's stock based compensation plans, of which 95,826 shares related to the conversion of performance awards to restricted shares, and the remaining 61,953 shares valued at $10,721,000 were issued in connection with new stock grants; 46,589 shares valued at $3,552,000 were issued in conjunction with the conversion of deferred stock awards; 1,028 shares valued at $177,000 were issued through the Company’s dividend reinvestment plan; 36,104 shares valued at $5,793,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,011 restricted stock units with a value of $226,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $166,113,000.

•
The Company recorded a decrease of $1,807,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company recorded a decrease in prepaid expenses and other assets and a corresponding loss to other comprehensive income of $36,000, and reclassified $3,028,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
The Company recognized a charge of $26,039,000 to write off the net book value of the fixed assets destroyed by the fire that occurred in 2015 at Avalon at Edgewater ("Edgewater") and winter storm damage.

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

At June 30, 2016, the Company owned or held a direct or indirect ownership interest in 260 operating apartment communities containing 75,504 apartment homes in 10 states and the District of Columbia, of which seven communities containing 2,917 apartment homes were under reconstruction. In addition, the Company owned or held a direct or indirect interest in 23 communities under construction that are expected to contain an aggregate of 7,480 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 30 communities that, if developed as expected, will contain an estimated 10,452 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2015 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Basic and diluted shares outstanding
Weighted average common shares - basic	136,918,770	131,977,578	136,852,323	131,930,916
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	511,463	1,101,361	550,564	1,192,947
Weighted average common shares - diluted	137,437,733	133,086,439	137,410,387	133,131,363

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$197,444	$172,324	$435,377	$380,469
Net income allocated to unvested restricted shares	(516)	(445)	(1,147)	(975)
Net income attributable to common stockholders, adjusted	$196,928	$171,879	$434,230	$379,494

Weighted average common shares - basic	136,918,770	131,977,578	136,852,323	131,930,916

Earnings per common share - basic	$1.44	$1.30	$3.17	$2.88

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$197,444	$172,324	$435,377	$380,469
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	10	9	20	19
Adjusted net income available to common stockholders	$197,454	$172,333	$435,397	$380,488

Weighted average common shares - diluted	137,437,733	133,086,439	137,410,387	133,131,363

Earnings per common share - diluted	$1.44	$1.29	$3.17	$2.86

All options to purchase shares of common stock outstanding as of June 30, 2016 and 2015 are included in the computation of diluted earnings per share.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures.  The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period.  The forfeiture rate at June 30, 2016 was 0.8% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the three and six months ended June 30, 2016 or 2015.

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

Legal and Other Contingencies

In January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community located in Edgewater, New Jersey. Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired.

The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the fire. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company's insurance carrier to file a claim.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a proposed settlement which would provide a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. On July 8, 2016, class counsel filed with the court a motion for preliminary approval of this class settlement, and the Company did not oppose such motion. However, the Company cannot predict when or if the court will approve the settlement. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 20 lawsuits representing approximately 141 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and 19 of these lawsuits are currently pending. Most of these state court cases have been consolidated by the court and the Company expects all of them to be consolidated shortly. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits.

Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties (including any liability to third parties determined in accordance with the class settlement described above, if approved) will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter. See Note 5, "Investments in Real Estate Entities," and Part II, Item 1, "Legal Proceedings," for further discussion of the casualty gains and losses and lawsuits associated with the Edgewater casualty loss.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years’ notes to financial statements to conform to current year presentations as a result of changes in held for sale classification and disposition activity.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company’s development or redevelopment activities totaled $20,024,000 and $19,800,000 for the three months ended June 30, 2016 and 2015, respectively, and $40,633,000 and $38,830,000 for the six months ended June 30, 2016 and 2015, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company’s mortgage notes payable, unsecured notes, variable rate unsecured term loan (the “Term Loan”) and Credit Facility, as defined below, as of June 30, 2016 and December 31, 2015 are summarized below (dollars in thousands).  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2016 and December 31, 2015, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	6/30/2016	12/31/2015

Fixed rate unsecured notes (1)	$4,050,000	$3,575,000
Term Loan	300,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,605,764	1,561,109
Variable rate mortgage notes payable - conventional and tax-exempt (2)	909,221	1,045,182
Total mortgage notes payable and unsecured notes	6,864,985	6,481,291
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$6,864,985	$6,481,291
_____________________________________

(1)
Balances at June 30, 2016 and December 31, 2015 exclude $7,178 and $7,601, respectively, of debt discount, and $23,657 and $21,725, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2016 and December 31, 2015 exclude $11,701 and $19,686, respectively, of debt premium, and $11,860 and $14,703, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2016:

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

•
In April 2016, the Company repaid $134,500,000 of variable rate debt secured by Avalon Walnut Creek at par in advance of its March 2046 maturity date, recognizing a non-cash charge of $2,461,000 for the write-off of deferred financing costs.

•
In May 2016, the Company issued $475,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $471,751,000. The notes mature in May 2026 and were issued at a 2.95% coupon rate. The notes have an effective interest rate of approximately 3.35%, including the effect of an interest rate hedge and offering costs.

In January 2016, the Company extended the maturity of its revolving variable rate unsecured credit facility (the “Credit Facility”) from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, the Company increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the "Credit Facility Increase"). The Company may further extend the term for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on the Company's borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (1.29% at June 30, 2016), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on the Company's credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, resulting in a fee of approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $50,620,000 and $43,049,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2016 and December 31, 2015, respectively.

In the aggregate, secured notes payable mature at various dates from February 2017 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,346,769,000, excluding communities classified as held for sale, as of June 30, 2016).

As of June 30, 2016, the Company has guaranteed approximately $100,000,000 of mortgage notes payable held by wholly-owned subsidiaries; all such mortgage notes payable are consolidated for financial reporting purposes. The weighted average interest rate of the Company’s fixed rate mortgage notes payable (conventional and tax-exempt) was 4.5% and 4.6% at June 30, 2016 and December 31, 2015, respectively.  The weighted average interest rate of the Company’s variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 2.1% and 1.8% at June 30, 2016 and December 31, 2015, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at June 30, 2016 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes

2016	$8,191	$—	$250,000	5.750%
2017	17,166	709,691	250,000	5.700%
2018	16,236	76,670	—	N/A
2019	4,696	588,429	—	N/A
2020	3,624	118,729	250,000	6.100%
			400,000	3.625%
2021	3,551	27,844	250,000	3.950%
			300,000	LIBOR + 1.450%
2022	3,795	—	450,000	2.950%
2023	4,040	—	350,000	4.200%
			250,000	2.850%
2024	4,310	—	300,000	3.500%
2025	4,585	84,835	525,000	3.450%
			300,000	3.500%
Thereafter	218,644	619,949	475,000	2.950%
	$288,838	$2,226,147	$4,350,000

The Company was in compliance at June 30, 2016 with customary financial and other covenants under the Credit Facility, the Term Loan, and the Company’s fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2016 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2015	$1,370	$10,068,532	$(197,989)	$(31,387)	$9,840,526
Net income attributable to common stockholders	—	—	435,377	—	435,377
Loss on cash flow hedges	—	—	—	(74,545)	(74,545)
Cash flow hedge loss reclassified to earnings	—	—	—	2,935	2,935
Change in redemption value of redeemable noncontrolling interest	—	—	(375)	—	(375)
Dividends declared to common stockholders	—	—	(370,533)	—	(370,533)
Issuance of common stock, net of withholdings	3	9,719	(1,288)	—	8,434
Amortization of deferred compensation	—	14,700	—	—	14,700
Balance at June 30, 2016	$1,373	$10,092,951	$(134,808)	$(102,997)	$9,856,519

As of June 30, 2016 and December 31, 2015, the Company’s charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2016, the Company:

i.	issued 116,428 shares of common stock in connection with stock options exercised;

ii.	issued 1,041 common shares through the Company’s dividend reinvestment plan;

iii.	issued 196,059 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 44,327 common shares in conjunction with the conversion of deferred stock awards;

v.	withheld 53,011 common shares to satisfy employees’ tax withholding and other liabilities;

vi.	issued 5,671 common shares through the Employee Stock Purchase Program; and

vii.	canceled 12 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the six months ended June 30, 2016 is not reflected on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows the Company to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of its common stock. The Company expects that it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. During the three and six months ended June 30, 2016, the Company had no sales under the program and did not enter into any forward sale agreements.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of June 30, 2016, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures, joint ventures formed with Equity Residential as part of the Archstone acquisition and the Company's interest in the joint venture formed to acquire Avalon Clarendon discussed below. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company’s unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the six months ended June 30, 2016, AvalonBay Value Added Fund II, L.P. ("Fund II") sold two communities:

•	Eaves Rancho San Diego, located in El Cajon, CA, containing 676 apartment homes, was sold for $158,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $13,057,000.

•	Eaves Tustin, located in Tustin, CA, containing 628 apartment homes, was sold for $163,550,000. The Company's share of the gain in accordance with GAAP for the disposition was $23,547,000.

In conjunction with the disposition of these communities during the six months ended June 30, 2016, Fund II repaid $127,191,000 of secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which the Company's portion was $1,670,000, which is reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company has an equity interest of 31.3% in Fund II, and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest representing 20.0% of further Fund II distributions, which is in addition to its share of the remaining 80.0% of distributions. During the three months ended June 30, 2016, the Company recognized $3,447,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the six months ended June 30, 2016, Archstone Multifamily Partners AC LP (the "U.S. Fund") sold two communities:

•
Archstone Boca Town Center, located in Boca Raton, FL, containing 252 apartment homes, was sold for $56,300,000. The Company's share of the gain in accordance with GAAP for the disposition was $4,120,000.

•	Avalon Kips Bay, located in New York, NY, containing 209 apartment homes, was sold for $173,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $12,448,000.

In conjunction with the disposition of these communities, during the six months ended June 30, 2016, the U.S. Fund repaid an aggregate of $94,822,000 of secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which the Company's aggregate portion was $2,003,000, which is reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	6/30/2016	12/31/2015
	(unaudited)	(unaudited)
Assets:
Real estate, net	$1,022,056	$1,392,833
Other assets	156,345	57,044
Total assets	$1,178,401	$1,449,877

Liabilities and partners’ capital:
Mortgage notes payable and credit facility	$722,339	$947,205
Other liabilities	20,332	20,471
Partners’ capital	435,730	482,201
Total liabilities and partners’ capital	$1,178,401	$1,449,877

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
	(unaudited)		(unaudited)
Rental and other income	$33,808	$43,395	$70,763	$88,650
Operating and other expenses	(12,967)	(17,375)	(27,137)	(34,712)
Gain on sale of communities	76,934	—	180,256	32,490
Interest expense, net (1)	(9,938)	(10,334)	(29,938)	(20,811)
Depreciation expense	(8,707)	(11,942)	(17,947)	(23,845)
Net income	$79,130	$3,744	$175,997	$41,772
_____________________________________

(1)	Amount for 2016 includes charges for prepayment penalties and write-offs of deferred financing costs of $12,344.

In conjunction with the formation of Fund II, and the acquisition of the U.S. Fund, Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $38,853,000 and $40,978,000 at June 30, 2016 and December 31, 2015, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the three months ended June 30, 2016, the Company entered into a joint venture agreement to facilitate the acquisition of Avalon Clarendon, located in Arlington, VA. Avalon Clarendon is part of a mixed-use development containing residential, retail, office and public parking. The Company contributed $120,300,000 to the venture for the Company's share of the purchase price. The Company has shared control of the overall venture with its partner, but has all of the rights and obligations associated with the residential component of Avalon Clarendon, containing 300 apartment homes. The joint venture partner has all of the rights and obligations associated with the retail, office and public parking components of Avalon Clarendon. The Company's investment in the joint venture is reported as a component of investments in unconsolidated real estate entities on the accompanying Condensed Consolidated Balance Sheets, and the operating results of Avalon Clarendon are included as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company expects to complete a vertical subdivision of the property with the joint venture partner in the third quarter of 2016, at which time the Company will report the operating results of Avalon Clarendon as part of its consolidated results of operations.

Investments in Consolidated Real Estate Entities

During the six months ended June 30, 2016, the Company acquired two consolidated communities:

•
Avalon Hoboken, located in Hoboken, NJ. Avalon Hoboken contains 217 apartment homes and was acquired for a purchase price of $129,700,000. In conjunction with the acquisition, the Company assumed a fixed rate secured mortgage note with a principal balance of $67,904,000 and a contractual interest rate of 4.18% maturing in December 2020.

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

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are written off with a charge to expense. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such disposition activity did not occur, in the amounts of $1,436,000 and $673,000 for the three months ended June 30, 2016 and 2015, respectively, and $3,282,000 and $1,860,000 for the six months ended June 30, 2016 and 2015, respectively. These costs are included in expensed acquisition, development, and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three and six months ended June 30, 2016 and 2015, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and six months ended June 30, 2016, the Company recognized $4,000,000 and $10,500,000, respectively, of aggregate impairment charges related to one and three ancillary land parcels, respectively. This charge was determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company did not recognize any material impairment charges on its investment in land during the three and six months ended June 30, 2015.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no material other than temporary impairment losses recognized by any of the Company’s investments in unconsolidated real estate entities during the three and six months ended June 30, 2016 and 2015.

Casualty Gains and Losses

During the six months ended June 30, 2016, the Company reached a final insurance settlement for the Company's property damage and lost income for the Edgewater casualty loss, for which it received aggregate insurance proceeds for Edgewater of $73,150,000, after self-insurance and deductibles, as discussed below.

During the six months ended June 30, 2015, the Company received $44,142,000 in insurance proceeds, which were partially offset by casualty charges of $21,844,000 to write off the net book value of the building destroyed by the fire at Edgewater, and $5,977,000 to record demolition and additional incident expenses, resulting in a net casualty gain of $16,321,000. Of these amounts, during the three months ended June 30, 2015, the Company received $22,000,000 in insurance proceeds, which were partially offset by casualty charges of $4,886,000 relating to demolition and additional incident expenses, resulting in a net casualty gain of $17,114,000. During the six months ended June 30, 2016, the Company received the final $29,008,000 of insurance proceeds, of which $8,702,000 was recognized as an additional net casualty gain and $20,306,000 as business interruption insurance proceeds. The Company reported the net casualty gains from each of the respective reporting periods as casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income, and reported the business interruption insurance proceeds as a component of rental and other income on the accompanying Condensed Consolidated Statements of Comprehensive Income.

See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater casualty loss.

During the six months ended June 30, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms, for which the Company recorded an impairment due to a casualty loss of $4,195,000. During the three and six months ended June 30, 2016, the Company recorded a net casualty gain related to the 2015 severe winter storms of $5,732,000, which is comprised of $8,493,000 in third-party insurance proceeds received, partially offset by incremental costs of $2,761,000. These amounts are included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

During the six months ended June 30, 2016, the Company sold two wholly-owned operating communities.

•
Eaves Trumbull, located in Trumbull, CT, containing 340 homes, was sold for $70,250,000. The Company's gain in accordance with GAAP on the disposition was $51,430,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
Avalon Essex, located in Peabody, MA, containing 154 homes, was sold for $45,100,000. The Company's gain in accordance with GAAP on the disposition was $31,081,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2016, the Company had one community and four ancillary land parcels that qualified as held for sale.

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

The Company’s segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment’s performance. The Company’s chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses, including property taxes, and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of real estate assets and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net income	$197,319	$172,253	$435,197	$380,306
Indirect operating expenses, net of corporate income	15,477	14,817	32,015	30,215
Investments and investment management expense	1,194	1,073	2,340	2,107
Expensed acquisition, development and other pursuit costs, net of recoveries	1,436	673	4,897	1,860
Interest expense, net	46,581	44,590	89,991	90,164
Loss (gain) on extinguishment of debt, net	2,461	(7,749)	2,461	(7,749)
General and administrative expense	12,011	10,335	23,414	20,803
Equity in income of unconsolidated real estate entities	(27,151)	(13,806)	(55,120)	(48,371)
Depreciation expense	132,469	118,627	259,685	235,480
Income tax expense	36	1,293	73	1,308
Casualty and impairment (gain) loss, net	(1,732)	(17,114)	(3,935)	(11,326)
Gain on sale of real estate	(31,133)	(9,625)	(82,563)	(80,583)
Net operating income from real estate assets sold or held for sale (1)	(1,192)	(4,377)	(3,218)	(8,812)
Net operating income	$347,776	$310,990	$705,237	$605,402
__________________________________

(1)	Represents NOI from real estate assets sold or held for sale as of June 30, 2016 that are not otherwise classified as discontinued operations.

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Rental income from real estate assets sold or held for sale	$2,016	$7,292	$5,365	$14,726
Operating expenses from real estate assets sold or held for sale	(824)	(2,915)	(2,147)	(5,914)
Net operating income from real estate assets sold or held for sale	$1,192	$4,377	$3,218	$8,812

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company’s segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community’s status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI for the three and six months ended June 30, 2016 and 2015 has been adjusted to exclude the real estate assets that were sold from January 1, 2015 through June 30, 2016, or otherwise qualify as held for sale as of June 30, 2016, as described in Note 6, “Real Estate Disposition Activities.” Segment information for gross real estate as of June 30, 2016 and 2015 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to the respective balance sheet dates.

	For the three months ended			For the six months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the period ended June 30, 2016
Established
New England	$58,069	$37,170	2.7%	$115,410	$73,840	8.9%	$1,841,109
Metro NY/NJ	89,895	61,951	2.3%	177,684	121,715	2.8%	2,889,770
Mid-Atlantic	58,464	40,530	2.5%	115,994	80,593	1.9%	2,331,290
Pacific Northwest	22,181	15,843	5.6%	43,764	31,588	6.2%	795,977
Northern California	79,632	60,850	6.8%	158,084	121,097	9.1%	2,653,785
Southern California	71,612	50,934	10.3%	142,869	101,975	10.1%	2,635,803
Total Established	379,853	267,278	5.0%	753,805	530,808	6.4%	13,147,734

Other Stabilized (2)	58,511	38,593	N/A	134,933	97,197	N/A	2,166,893
Development / Redevelopment	60,460	41,905	N/A	113,711	77,232	N/A	4,065,071
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	511,797
Non-allocated (3)	1,467	N/A	N/A	2,990	N/A	N/A	81,186

Total	$500,291	$347,776	11.8%	$1,005,439	$705,237	16.5%	$19,972,681

For the period ended June 30, 2015
Established
New England	$45,162	$28,663	2.8%	$89,168	$54,224	(0.5)%	$1,477,145
Metro NY/NJ	95,205	67,148	2.9%	188,389	131,514	2.9%	3,191,141
Mid-Atlantic	52,263	35,938	(0.9)%	103,967	71,969	(0.8)%	2,170,822
Pacific Northwest	19,047	13,657	7.9%	37,536	27,030	8.4%	719,366
Northern California	67,144	52,635	11.7%	132,658	102,369	11.6%	2,409,781
Southern California	63,169	43,046	6.7%	125,493	86,564	9.8%	2,503,327
Total Established	341,990	241,087	5.1%	677,211	473,670	5.2%	12,471,582

Other Stabilized	54,679	36,566	N/A	108,755	71,406	N/A	2,028,096
Development / Redevelopment	50,556	33,337	N/A	93,582	60,326	N/A	3,581,408
Land Held for Future Development	N/A	N/A	N/A	N/A	N/A	N/A	487,205
Non-allocated (3)	2,942	N/A	N/A	5,553	N/A	N/A	42,997

Total	$450,167	$310,990	13.3%	$885,101	$605,402	13.4%	$18,611,288
__________________________________

(1)	Does not include gross real estate assets held for sale of $77,943 and $79,128 as of June 30, 2016 and 2015, respectively.

(2)	Total revenue and NOI for the six months ended June 30, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

(3)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Detail of the outstanding awards and activity is presented below.

Information with respect to stock options granted under the Company’s 1994 Stock Option and Incentive Plan (the “1994 Plan”) and its 2009 Stock Option and Incentive Plan (the “2009 Plan”) is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2015	249,178	$122.17	82,195	$103.27
Exercised	(56,774)	113.78	(59,654)	112.85
Forfeited	—	—	—	—
Options Outstanding, June 30, 2016	192,404	$124.65	22,541	$77.91
Options Exercisable, June 30, 2016	192,404	$124.65	22,541	$77.91

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2015	238,266	$119.65
Granted (1)	93,525	141.88
Change in units based on performance (2)	36,091	101.52
Converted to restricted stock	(115,618)	94.67
Forfeited	(1,124)	144.48
Outstanding at June 30, 2016	251,140	$136.71
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 60,696 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,829 performance awards.

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

For the portion of the performance awards granted in 2016, for which achievement will be determined by using financial metrics, the compensation cost was based on the grant date value of $161.56, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2015	147,884	$146.21	98,347
Granted - restricted stock shares	80,441	162.22	115,618
Vested - restricted stock shares	(83,337)	141.02	(36,872)
Forfeited	(2,243)	160.39	—
Outstanding at June 30, 2016	142,745	$158.03	177,093

Total employee stock-based compensation cost recognized in income was $8,045,000 and $7,777,000 for the six months ended June 30, 2016 and 2015, respectively, and total capitalized stock-based compensation cost was $6,052,000 and $6,071,000 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was a total unrecognized compensation cost of $33,436,000 for unvested restricted stock and performance awards, which does not include estimated forfeitures, and is expected to be recognized over a weighted average period of 3.8 years.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,467,000 and $2,942,000 during the three months ended June 30, 2016 and 2015, respectively, and $2,990,000 and $5,553,000 for the six months ended June 30, 2016 and 2015, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its management role of $3,720,000 and $3,832,000 as of June 30, 2016 and December 31, 2015, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $277,000 and $278,000 in the three months ended June 30, 2016 and 2015, respectively, and $618,000 and $550,000 in the six months ended June 30, 2016 and 2015, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $953,000 and $488,000 on June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016, the Company issued 44,327 shares of common stock in conjunction with the conversion of deferred stock awards.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company’s financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor’s Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for the three and six months ended June 30, 2016, or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated derivative positions at June 30, 2016 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$723,831	$36,317	$800,000
Weighted average interest rate (1)	2.2%	2.6%	N/A
Weighted average swapped/capped interest rate	6.2%	5.9%	2.3%
Earliest maturity date	Nov 2016	Apr 2019	Nov 2017
Latest maturity date	Jul 2021	Apr 2019	Nov 2017
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During the three and six months ended June 30, 2016, the Company entered into $150,000,000 and $600,000,000 of forward interest rate swap agreements, respectively, to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. The Company settled $400,000,000 of the aggregate outstanding swaps in May 2016, as discussed below. For the remaining outstanding swaps, at maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

In conjunction with the Company's May 2016 unsecured note issuance, the Company settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $14,847,000. The Company has deferred the effective portion of the fair value change of these swaps in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the life of the unsecured notes. Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had 11 derivatives designated as cash flow hedges and 15 derivatives not designated as hedges at June 30, 2016. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2016 and 2015 were not material. During three and six months ended June 30, 2016, the Company deferred $26,788,000 and $74,545,000 of losses for cash flow hedges, respectively, reported as a component of other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Cash flow hedge losses reclassified to earnings	$1,561	$1,433	$2,935	$3,028

The Company anticipates reclassifying approximately $6,978,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period.

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

Other Financial Instruments

Rents and other receivables, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company’s financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	6/30/2016
Non-Designated Hedges
Interest Rate Caps	$40	$—	$40	$—
Cash Flow Hedges
Interest Rate Caps	—	—	—	—
Interest Rate Swaps	(54,311)	—	(54,311)	—
Puts	(8,181)	—	—	(8,181)
DownREIT units	(1,353)	(1,353)	—	—
Indebtedness
Unsecured notes	(4,273,722)	(4,273,722)	—	—
Mortgage notes payable and unsecured term loan	(2,732,990)	—	(2,732,990)	—
Total	$(7,070,517)	$(4,275,075)	$(2,787,261)	$(8,181)

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	12/31/2015
Non-Designated Hedges
Interest Rate Caps	$26	$—	$26	$—
Cash Flow Hedges
Interest Rate Caps	5	—	5	—
Interest Rate Swaps	5,422	—	5,422	—
Puts	(8,181)	—	—	(8,181)
DownREIT units	(1,381)	(1,381)	—	—
Indebtedness
Unsecured notes	(3,668,417)	(3,668,417)	—	—
Mortgage notes payable and unsecured term loan	(2,700,341)	—	(2,700,341)	—
Total	$(6,372,867)	$(3,669,798)	$(2,694,888)	$(8,181)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

The Company entered into a joint venture which will develop, own and operate AVA North Point, a 265 apartment home community in Cambridge, MA, which is expected to be developed for a total capitalized cost to the joint venture of $113,900,000. The Company contributed the land parcel to the venture and owns a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest.

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

Second Quarter 2016 Highlights

We experienced favorable operating performance in the second quarter of 2016:

•
Net income attributable to common stockholders for the three months ended June 30, 2016 was $197,444,000, an increase of $25,120,000, or 14.6%, as compared to the prior year period. The increase is primarily attributable to an increase in NOI from newly developed, acquired and existing operating communities, an increase in real estate sales and related gains and an increase in equity in income of unconsolidated real estate entities related to gains from dispositions, partially offset by an increase in depreciation expense, a decrease in net casualty and impairment gain, as well as a gain on extinguishment of debt that occurred in the prior year period.

•
Established Communities NOI for the three months ended June 30, 2016 was $267,278,000, an increase of $12,821,000, or 5.0%, over the prior year period. This increase was driven by an increase in rental revenue of 5.0%, partially offset by an increase in operating expenses of 4.7% compared to the prior year period.

During the three months ended June 30, 2016, we completed the construction of three communities with an aggregate of 607 apartment homes for a total capitalized cost of $187,500,000. We also started construction of two communities expected to contain an aggregate of 417 apartment homes with an expected total capitalized cost of $159,000,000, one of which will be developed by us within a joint venture that was formed in July 2016, in which we own a 55.0% interest. At June 30, 2016, we owned or held a direct or indirect interest in 23 communities under construction expected to contain 7,480 apartment homes with a projected total capitalized cost of approximately $2,717,300,000.  In addition, as of June 30, 2016, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 30 apartment communities that, if developed as expected, will contain an estimated 10,452 apartment homes, and will be developed for an aggregate total capitalized cost of $4,012,000,000, an increase of $292,000,000 over our position as of March 31, 2016.

During the three months ended June 30, 2016, we sold Avalon Essex, located in Peabody, MA, containing 154 homes. Avalon Essex was sold for $45,100,000, and our gain in accordance with GAAP was $31,081,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the six month periods ended June 30, 2016 and 2015, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2015, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

•	Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

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

As of June 30, 2016, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	39	8,775
Metro NY/NJ	35	10,830
Mid-Atlantic	27	9,575
Pacific Northwest	15	3,727
Northern California	33	9,987
Southern California	42	11,931
Total Established	191	54,825

Other Stabilized Communities:
New England	4	922
Metro NY/NJ	10	3,137
Mid-Atlantic	3	1,038
Pacific Northwest	1	367
Northern California	4	745
Southern California	10	3,364
Non Core	3	1,014
Total Other Stabilized	35	10,587

Lease-Up Communities	10	2,491

Redevelopment Communities	7	2,917

Unconsolidated Communities	17	4,684

Total Current Communities	260	75,504

Development Communities (1)	23	7,480

Total Communities	283	82,984

Development Rights	30	10,452
_________________________

(1)	Development Communities includes AVA North Point, expected to contain 265 apartment homes, which we will develop within a joint venture.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2016 and 2015 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6/30/2016	6/30/2015	$ Change	% Change	6/30/2016	6/30/2015	$ Change	% Change

Revenue:
Rental and other income	$500,840	$454,517	$46,323	10.2%	$1,007,814	$894,273	$113,541	12.7%
Management, development and other fees	1,467	2,942	(1,475)	(50.1)%	2,990	5,553	(2,563)	(46.2)%
Total revenue	502,307	457,459	44,848	9.8%	1,010,804	899,826	110,978	12.3%

Expenses:
Direct property operating expenses, excluding property taxes	100,739	93,214	7,525	8.1%	198,126	186,936	11,190	6.0%
Property taxes	51,107	45,913	5,194	11.3%	101,174	93,089	8,085	8.7%
Total community operating expenses	151,846	139,127	12,719	9.1%	299,300	280,025	19,275	6.9%

Corporate-level property management and other indirect operating expenses	16,970	17,782	(812)	(4.6)%	35,064	35,802	(738)	(2.1)%
Investments and investment management expense	1,194	1,073	121	11.3%	2,340	2,107	233	11.1%
Expensed acquisition, development and other pursuit costs, net of recoveries	1,436	673	763	113.4%	4,897	1,860	3,037	163.3%
Interest expense, net	46,581	44,590	1,991	4.5%	89,991	90,164	(173)	(0.2)%
Loss (gain) on extinguishment of debt, net	2,461	(7,749)	10,210	N/A (1)	2,461	(7,749)	10,210	N/A (1)
Depreciation expense	132,469	118,627	13,842	11.7%	259,685	235,480	24,205	10.3%
General and administrative expense	12,011	10,335	1,676	16.2%	23,414	20,803	2,611	12.6%
Casualty and impairment (gain) loss, net	(1,732)	(17,114)	15,382	(89.9)%	(3,935)	(11,326)	7,391	(65.3)%
Total other expenses	211,390	168,217	43,173	25.7%	413,917	367,141	46,776	12.7%

Equity in income of unconsolidated real estate entities	27,151	13,806	13,345	96.7%	55,120	48,371	6,749	14.0%
Gain on sale of communities	30,990	—	30,990	100.0%	82,420	70,936	11,484	16.2%
Gain on sale of other real estate	143	9,625	(9,482)	(98.5)%	143	9,647	(9,504)	(98.5)%
Income before taxes	197,355	173,546	23,809	13.7%	435,270	381,614	53,656	14.1%
Income tax expense	36	1,293	(1,257)	(97.2)%	73	1,308	(1,235)	(94.4)%
Net income	197,319	172,253	25,066	14.6%	435,197	380,306	54,891	14.4%

Net loss attributable to noncontrolling interests	125	71	54	76.1%	180	163	17	10.4%

Net income attributable to common stockholders	$197,444	$172,324	$25,120	14.6%	$435,377	$380,469	$54,908	14.4%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $25,120,000, or 14.6%, to $197,444,000 for the three months ended June 30, 2016 and $54,908,000, or 14.4%, to $435,377,000 for the six months ended June 30, 2016 as compared to the respective prior year periods. The increase for the three and six months ended June 30, 2016 is primarily attributable to an increase in NOI from newly developed and existing operating communities, an increase in real estate sales and related gains and an increase in equity in income of unconsolidated real estate entities related to gains from dispositions, partially offset by an increase in depreciation expense, a decrease in net casualty and impairment (gain) loss, as well as a gain on extinguishment of debt that occurred in the prior year periods.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2016 and 2015 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Net income	$197,319	$172,253	$435,197	$380,306
Indirect operating expenses, net of corporate income	15,477	14,817	32,015	30,215
Investments and investment management expense	1,194	1,073	2,340	2,107
Expensed acquisition, development and other pursuit costs, net of recoveries	1,436	673	4,897	1,860
Interest expense, net	46,581	44,590	89,991	90,164
Loss (gain) on extinguishment of debt, net	2,461	(7,749)	2,461	(7,749)
General and administrative expense	12,011	10,335	23,414	20,803
Equity in income of unconsolidated real estate entities	(27,151)	(13,806)	(55,120)	(48,371)
Depreciation expense	132,469	118,627	259,685	235,480
Income tax expense	36	1,293	73	1,308
Casualty and impairment (gain) loss, net	(1,732)	(17,114)	(3,935)	(11,326)
Gain on sale of real estate assets	(31,133)	(9,625)	(82,563)	(80,583)
Net operating income from real estate assets sold or held for sale (1)	(1,192)	(4,377)	(3,218)	(8,812)
Net operating income	$347,776	$310,990	$705,237	$605,402
____________________________

(1)	Represents NOI from real estate assets sold or held for sale as of June 30, 2016 that are not otherwise classified as discontinued operations.

The NOI changes for the three and six months ended June 30, 2016, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2016	6/30/2016

Established Communities	$12,821	$32,026
Other Stabilized Communities (1)	9,547	43,998
Development and Redevelopment Communities	14,418	23,811
Total	$36,786	$99,835
____________________________

(1)	NOI for the six months ended June 30, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

Rental and other income increased in the three and six months ended June 30, 2016 compared to the prior year periods due to additional rental income generated from newly developed and existing operating communities and an increase in rental rates at our Established Communities, discussed below. The increase for the six months ended June 30, 2016 is also due to business interruption insurance proceeds received due to the final settlement of the Edgewater casualty loss.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 67,450 apartment homes for the six months ended June 30, 2016, compared to 63,633 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,436 for the six months ended June 30, 2016 compared to $2,337 in the prior year period.

Established Communities — Rental revenue increased $17,986,000, or 5.0%, for the three months ended June 30, 2016 compared to the prior year period due to an increase in average rental rates of 5.2% to $2,417 per apartment home, partially offset by a 0.2% decrease in economic occupancy to 95.5%. Rental revenue increased $37,351,000, or 5.2%, for the six months ended June 30, 2016 compared to the prior year period due to an increase in average rental rates of 5.4% to $2,397 per apartment home, partially offset by a 0.2% decrease in economic occupancy to 95.6%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community’s gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 23.6% of Established Community rental revenue for the six months ended June 30, 2016, and experienced an increase in rental revenue of 3.3% compared to the prior year period. Average rental rates increased 3.4% to $2,855 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.7% for the six months ended June 30, 2016, compared to the prior year period. Sequential revenue increased from the prior quarter by 2.4% during the three months ended June 30, 2016. While New York City is absorbing a larger pipeline of new apartment deliveries, suburban markets surrounding the city are more insulated from this new competition, and we expect to see continued moderate growth over the prior year in the Metro New York/New Jersey region in 2016.

The Northern California region accounted for approximately 21.0% of Established Community rental revenue for the six months ended June 30, 2016, and experienced an increase in rental revenue of 9.1% compared to the prior year period. Average rental rates increased 9.5% to $2,762 per apartment home, and were partially offset by a 0.4% decrease in economic occupancy to 95.5% for the six months ended June 30, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.6% during the three months ended June 30, 2016. Although we project job growth to moderate and new apartment deliveries to remain elevated, we expect the Northern California region will continue to produce strong, but moderating, revenue growth in 2016.

The Southern California region accounted for approximately 18.9% of Established Community rental revenue for the six months ended June 30, 2016, and experienced an increase in rental revenue of 7.2% compared to the prior year period. Average rental rates increased 7.4% to $2,081 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.8% for the six months ended June 30, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 0.5% during the three months ended June 30, 2016. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results during 2016.

The Mid-Atlantic region accounted for approximately 15.4% of Established Community rental revenue for the six months ended June 30, 2016, and experienced an increase in rental revenue of 1.4% compared to the prior year period.  Average rental rates increased 1.6% to $2,115 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.4% for the six months ended June 30, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 1.6% during the three months ended June 30, 2016. Although new apartment supply will remain elevated, accelerating job growth is expected to support continued modest growth in 2016.

The New England region accounted for approximately 15.3% of Established Community rental revenue for the six months ended June 30, 2016, and experienced an increase in rental revenue of 4.3% compared to the prior year period. Average rental rates increased 4.7% to $2,297 per apartment home, and were partially offset by a 0.4% decrease in economic occupancy to 95.4% for the six months ended June 30, 2016, compared to the prior year period. Sequential revenue increased from the prior quarter by 1.3% during the three months ended June 30, 2016. Stable job growth in the Boston metro area is expected to support healthy apartment demand in 2016. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Pacific Northwest region accounted for approximately 5.8% of Established Community rental revenue for the six months ended June 30, 2016, and experienced an increase in rental revenue of 6.5% compared to the prior year period. Average rental rates increased 6.9% to $2,051 per apartment home, and were partially offset by 0.4% decrease in economic occupancy to 95.4% for the six months ended June 30, 2016, compared to the prior year period. Sequential revenue increased over the prior quarter by 2.8% during the three months ended June 30, 2016. We believe that healthy rental revenue growth will continue in 2016, although it may be tempered by the delivery of new apartment homes.

In accordance with GAAP, cash concessions are amortized as an offset to rental revenue over the lease term, which is generally one year.  As a supplemental measure, we also present rental revenue with concessions stated on a cash basis to help investors evaluate the impact of both current and historical concessions on GAAP based rental revenue and to more readily enable comparisons to revenue as reported by other companies.  Rental revenue with concessions stated on a cash basis also allows investors to understand historical trends in cash concessions, as well as current rental market conditions.

The following table reconciles total rental revenue in conformity with GAAP to total rental revenue adjusted to state concessions on a cash basis for our Established Communities for the three and six months ended June 30, 2016 and 2015 (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Rental revenue (GAAP basis)	$379,675	$361,689	$753,426	$716,075
Concessions amortized	216	757	410	1,785
Concessions granted	(313)	(23)	(524)	(511)

Rental revenue adjusted to state concessions on a cash basis	$379,578	$362,423	$753,312	$717,349

Year-over-year % change — GAAP revenue		5.0%		5.2%

Year-over-year % change — cash concession based revenue		4.7%		5.0%

Management, development and other fees decreased $1,475,000, or 50.1%, and $2,563,000, or 46.2%, for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. The decreases for the three and six months ended June 30, 2016 are primarily due to lower property and asset management fees earned as a result of dispositions from AvalonBay Value Added Fund II, L.P. ("Fund II") and the Archstone Multifamily Partners AC LP (the "U.S. Fund"). The decrease for the six months ended June 30, 2016 is also due to asset management and disposition fees earned in the prior year period not present in the six months ended June 30, 2016 from joint ventures formed with Equity Residential as part of the Archstone acquisition.

Direct property operating expenses, excluding property taxes increased $7,525,000, or 8.1%, and $11,190,000, or 6.0%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016 are primarily due to the addition of newly developed and acquired apartment communities. The increase for the six months ended June 30, 2016 is partially offset by a decrease in snow removal and other costs related to the severe winter storms in our Northeast markets that occurred during the first quarter of 2015.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,926,000, or 2.7%, and $1,008,000, or 0.7%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016 are primarily due to increased bad debt expense, compensation and community repairs and maintenance costs, partially offset by decreased utility costs. The increase for the six months ended June 30, 2016 is also partially offset by a decrease in snow removal and other costs related to the severe winter storms in our Northeast markets that occurred during the first quarter of 2015.

Property taxes increased $5,194,000, or 11.3%, and $8,085,000, or 8.7%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016 are primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio.

For Established Communities, property taxes increased $3,154,000, or 9.0%, and $4,209,000, or 5.9%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016 are primarily due to increased assessments and successful appeals and reversal of supplemental accruals in the prior year period in our West Coast markets. We expect property taxes to continue to increase for the balance of 2016 over 2015. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses decreased $812,000, or 4.6%, and $738,000, or 2.1%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The decreases for the three and six months ended June 30, 2016 are primarily due to a decrease in marketing related costs, coupled with severance charges in 2015.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect the costs incurred related to our asset investment activity, as well as abandoned pursuit costs. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $763,000, or 113.4%, and $3,037,000, or 163.3%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016, are primarily due to acquisition costs related to communities acquired in 2016. The increase for the six months ended June 30, 2016 is also due to the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund.

Interest expense, net increased $1,991,000, or 4.5%, and decreased $173,000, or 0.2%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase for the three months ended June 30, 2016 is due to an increase in outstanding unsecured indebtedness. The decrease for the six months ended June 30, 2016 is primarily due to a decrease in the aggregate principal amount of outstanding secured indebtedness and an increase in amounts of interest capitalized, partially offset by an increase in outstanding unsecured indebtedness.

Loss (gain) on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and discounts/premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale. The loss of $2,461,000 for the three and six months ended June 30, 2016 is due to the non-cash write-off of deferred financing costs associated with the early repayment of variable rate debt secured by Avalon Walnut Creek. The gain of $7,749,000 for the three and six months ended June 30, 2015 is primarily due to a gain on early debt extinguishment representing the excess of the non-cash write-off of unamortized premium resulting from debt assumed in the Archstone acquisition.

Depreciation expense increased $13,842,000, or 11.7%, and $24,205,000, or 10.3%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense (“G&A”) increased $1,676,000, or 16.2%, and $2,611,000, or 12.6%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016 are primarily due to an increase in compensation related expenses and legal fees.

Casualty and impairment (gain) loss, net for the three and six months ended June 30, 2016, consists of net third-party insurance proceeds related to severe winter storms that occurred in 2015 in our Northeast markets, partially offset by impairment charges recognized for ancillary land parcels. For the six months ended June 30, 2016, casualty and impairment (gain) loss, net also includes property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss. For the three months ended June 30, 2015, casualty and impairment (gain) loss, net consisted of Edgewater insurance proceeds received, partially offset by additional incident expenses from the fire at Edgewater. For the six months ended June 30, 2015, casualty and impairment (gain) loss, net consisted of Edgewater insurance proceeds received, partially offset by additional incident expenses and the write-off of the net book value of the fixed assets destroyed in the fire at Edgewater, and property and casualty damage incurred related to the severe winter storms in our Northeast markets.

Equity in income of unconsolidated real estate entities increased $13,345,000, or 96.7%, and $6,749,000, or 14.0%, for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2016 are primarily due to gains on the sale of communities in various ventures in 2016.

Gain on sale of communities increased for the three and six months ended June 30, 2016 compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Gain on sale of other real estate decreased for the three and six months ended June 30, 2016 compared to the prior year periods, as a result of decreased dispositions and related gains in 2016 as compared to the prior year periods, which included the sale of air rights, representing the right to increase density for future residential development, and two undeveloped land parcels.

Reconciliation of Non-GAAP Financial Measures

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate Funds from Operations Attributable to Common Stockholders (“FFO”) as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

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

FFO and FFO adjusted for non-core items, or "Core FFO," as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of our core business operations, Core FFO allows one to compare the core operating performance of the Company between periods. We believe that in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in our Condensed Consolidated Financial Statements included elsewhere in this report.

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, costs, and promoted interests;

•	casualty and impairment (gain) loss, net;

•	gains or losses from early extinguishment of consolidated borrowings;

•	acquisition costs and abandoned pursuits;

•	business interruption and property and casualty insurance proceeds and legal settlements;

•	severance related costs; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO and to Core FFO (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Net income attributable to common stockholders	$197,444	$172,324	$435,377	$380,469
Depreciation - real estate assets, including discontinued operations and joint venture adjustments	134,858	119,856	262,558	238,177
Distributions to noncontrolling interests, including discontinued operations	10	9	20	19
Gain on sale of unconsolidated entities holding previously depreciated real estate	(23,547)	(1,718)	(53,172)	(10,873)
Gain on sale of previously depreciated real estate	(30,990)	—	(82,420)	(70,936)
Casualty and impairment (recovery) loss, net on real estate (1) (5)	(4,195)	—	(4,195)	4,195
FFO attributable to common stockholders	273,580	290,471	558,168	541,051

Adjusting items:
Joint venture losses (gains) (2)	574	(8,282)	5,568	(10,283)
Business interruption ("BI") insurance proceeds (3)	(10)	(66)	(20,344)	(154)
Casualty and impairment loss (gain), net on real estate (4) (5)	2,463	(17,114)	261	(15,521)
Lost NOI from casualty losses covered by BI insurance (6)	1,833	1,687	3,703	3,334
Loss (gain) on extinguishment of consolidated debt	2,461	(7,749)	2,461	(7,749)
Acquisition costs	829	62	1,929	940
Severance related costs	(24)	16	561	1,664
Development pursuit and other write-offs	338	353	771	462
Joint venture promote (7)	(3,447)	(1,289)	(3,447)	(21,969)
Gain on sale of other real estate	(143)	(9,625)	(143)	(9,647)
Income taxes	—	997	—	997
Core FFO attributable to common stockholders	$278,454	$249,461	$549,488	$483,125

Weighted average common shares outstanding - diluted	137,437,733	133,086,439	137,410,387	133,131,363

EPS per common share - diluted	$1.44	$1.29	$3.17	$2.86
FFO per common share - diluted	$1.99	$2.18	$4.06	$4.06
Core FFO per common share - diluted	$2.03	$1.87	$4.00	$3.63
_________________________

(1)
During the six months ended June 30, 2015, we recognized an impairment on depreciable real estate of $4,195 from the severe winter storms that occurred in our Northeast markets. During the three and six months ended June 30, 2016, we received insurance proceeds, net of additional costs incurred, of $5,732 related to the winter storms. For the three and six months ended June 30, 2016, we recognized $4,195 of this recovery as an offset to the loss recognized in the prior year period. The balance of the net insurance proceeds received in 2016 of $1,537 is recognized as a casualty gain and is included in the reconciliation of FFO to Core FFO.

(2)
Amounts for the three and six months ended June 30, 2016 are primarily composed of our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity. Amount for the six months ended June 30, 2016 also includes the non-cash write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund. Amounts for the three and six months ended June 30, 2015 are primarily composed of our proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone acquisition.

(3)	Amount for the six months ended June 30, 2016 is composed primarily of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(4)
Amounts for the three and six months ended June 30, 2016 include impairment charges of $4,000 and $10,500, respectively, relating to ancillary land parcels, partially offset by $1,537 in insurance proceeds in excess of total recognized loss related to severe winter storms in our Northeast markets that occurred in 2015. Amount for the six months ended June 30, 2016 also includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss. Amounts for the three and six months ended June 30, 2015 include $22,000 and $44,142, respectively, of Edgewater insurance proceeds received, partially offset by $4,886 and $27,679, respectively, for the write-off of real estate and related costs.

(5)
The aggregate impact of casualty and impairment (recovery) loss, net on real estate and casualty and impairment loss (gain), net on real estate for the three and six months ended June 30, 2016 is a gain of $1,732 and $3,935, respectively.

(6)
Amounts for the three and six months ended June 30, 2016 and 2015 primarily relate to lost NOI resulting from the Edgewater casualty loss for which business interruption insurance proceeds were received.

(7)
Amounts for the three and six months ended June 30, 2016 are for the recognition of our promoted interest in Fund II. Amount for the six months ended June 30, 2015 is primarily for the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay II to eliminate our promoted interest in future distributions.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of “Liquidity and Capital Resources” can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net cash provided by operating activities	$267,737	$255,522	$545,519	$491,902
Net cash used in investing activities	$(327,764)	$(252,150)	$(712,491)	$(694,349)
Net cash used in financing activities	$144,792	$(134,358)	$(51,229)	$(241,887)

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

We had unrestricted cash and cash equivalents totaling $182,306,000 at June 30, 2016, a decrease of $218,201,000 from $400,507,000 at December 31, 2015. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $545,519,000 for the six months ended June 30, 2016 from $491,902,000 for the six months ended June 30, 2015. The change was driven primarily by increased NOI from existing and newly developed communities and the receipt of business interruption insurance proceeds.

Investing Activities — Net cash used in investing activities totaled $712,491,000 for the six months ended June 30, 2016. The net cash used was primarily due to:

•	investment of approximately $587,287,000 in the development and redevelopment of communities;

•	acquisition of two operating communities for $170,022,000;

•	contributions to unconsolidated real estate entities of $121,648,000, primarily related to the acquisition of Avalon Clarendon; and

•	capital expenditures of $28,615,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	net proceeds from dispositions of $116,941,000;

•	distributions from unconsolidated real estate entities of $58,870,000; and

•	insurance recoveries from property damage claims related to Edgewater and the severe winter storms in our Northeast markets that occurred in 2015 in the aggregate amount of $17,196,000.

Financing Activities — Net cash used in financing activities totaled $51,229,000 for the six months ended June 30, 2016.  The net cash used was primarily due to:

•	payment of cash dividends in the amount of $356,235,000;

•	repayment of secured notes in the amount of $157,552,000; and

•	payment of $14,847,000 upon settlement of $400,000,000 of forward interest rate swap agreements.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $474,838,000.

Variable Rate Unsecured Credit Facility

In January 2016, we extended the maturity of the Credit Facility from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, we increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the "Credit Facility Increase"). We may further extend the term for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on our borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (1.32% at July 29, 2016), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on our credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, resulting in a fee of approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating.

We had $25,000,000 outstanding under the Credit Facility and had $51,320,000 outstanding in letters of credit that reduced our borrowing capacity as of July 29, 2016.

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

We were in compliance with these covenants at June 30, 2016.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of July 29, 2016, we had $1,000,000,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three and six months ended June 30, 2016, we entered into $150,000,000 and $600,000,000 of forward interest rate swap agreements, respectively, to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017. During the three months ended June 30, 2016, we settled $400,000,000 of forward interest rate swap agreements in conjunction with the May 2016 unsecured notes issuance, making a payment of $14,847,000. At maturity of the remaining outstanding agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following debt activity occurred during the six months ended June 30, 2016:

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

•
In April 2016, we repaid $134,500,000 of variable rate debt secured by Avalon Walnut Creek at par in advance of its March 2046 maturity date, recognizing a non-cash charge of $2,461,000 for the write-off of deferred financing costs.

•
In May 2016, we issued $475,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $471,751,000. The notes mature in May 2026 and were issued at a 2.95% coupon rate. The notes have an effective interest rate of approximately 3.35%, including the effect of an interest rate hedge and offering costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2016 and December 31, 2015 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2015	6/30/2016	2016	2017	2018	2019	2020	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.54%	Apr-2043		15,649	15,545	107	225	241	257	275	14,440
Avalon at Chestnut Hill	6.16%	Oct-2047		39,088	38,850	244	509	536	566	596	36,399
Avalon Westbury	4.13%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				116,937	116,595	351	734	777	823	871	113,039

Variable rate (4)
Avalon at Mountain View	1.17%	Feb-2017	(5)	17,700	17,500	—	17,500	—	—	—	—
Eaves Mission Viejo	1.58%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.50%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	1.83%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	1.84%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place	3.34%	Nov-2037	(5)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	1.98%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Walnut Creek	1.50%	Mar-2046	(6)	116,000	—	—	—	—	—	—	—
Avalon Walnut Creek	1.50%	Mar-2046	(6)	10,000	—	—	—	—	—	—	—
Avalon Morningside Park	1.69%	May-2046	(3)	100,000	100,000	—	—	—	—	—	100,000
Avalon Clinton North	2.10%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.10%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.01%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno	1.99%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.04%	Apr-2028	(5)	44,410	44,410	—	—	—	—	—	44,410
				945,195	818,995	—	17,500	—	—	—	801,495
Conventional loans (2)
Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016		250,000	250,000	250,000	—	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017		250,000	250,000	—	250,000	—	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	—	250,000	—
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	—	250,000
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	—	400,000	—
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 Million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 Million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 Million unsecured notes	3.35%	May-2026		—	475,000	—	—	—	—	—	475,000
Avalon Orchards	7.79%	Jul-2033		16,621	16,374	256	539	577	619	663	13,720
Avalon Walnut Creek	4.00%	Jul-2066		3,289	3,289	—	—	—	—	—	3,289
Avalon Shrewsbury	5.92%	May-2019		19,867	19,708	164	346	367	18,831	—	—
Avalon at Stratford	6.02%	May-2019	(7)	38,852	38,541	320	676	717	36,828	—	—
AVA Belltown	6.00%	May-2019		61,769	61,275	509	1,075	1,140	58,551	—	—
Avalon at Freehold	5.95%	May-2019		34,441	34,166	284	599	636	32,647	—	—
Avalon Run East	5.95%	May-2019		36,904	36,609	304	642	681	34,982	—	—
Eaves Nanuet	6.07%	May-2019		62,279	61,781	513	1,083	1,150	59,035	—	—
Avalon at Foxhall	6.06%	May-2019		55,484	55,040	457	965	1,024	52,594	—	—
Avalon at Gallery Place	6.06%	May-2019		43,110	42,765	355	750	796	40,864	—	—
Avalon at Traville	5.91%	May-2019		73,057	72,472	601	1,271	1,348	69,252	—	—
Avalon Bellevue	5.92%	May-2019		25,103	24,902	207	437	463	23,795	—	—
Avalon on the Alameda	5.91%	May-2019		50,754	50,348	418	883	937	48,110	—	—
Avalon at Mission Bay	5.90%	May-2019		68,890	68,340	568	1,198	1,272	65,302	—	—
AVA Pasadena	4.06%	Jun-2018		11,489	11,389	102	213	11,074	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(9)	27,176	26,682	—	26,682	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	(9)	15,669	14,120	—	14,120	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	(9)	27,411	26,392	—	26,392	—	—	—	—

Archstone Lexington	3.36%	Nov-2017	(8)(9)	—	21,601	—	21,601	—	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	(8)	20,754	—	—	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017	(9)	43,258	41,302	—	41,302	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017	(9)	85,288	69,696	—	69,696	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(9)	76,471	70,854	—	70,854	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(9)	140,332	118,112	—	118,112	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(9)	28,079	25,805	—	25,805	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(9)	83,087	146,696	—	146,696	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017	(9)	104,694	98,732	—	98,732	—	—	—	—
Avalon Russett	3.36%	Nov-2017	(9)	39,972	32,199	—	32,199	—	—	—	—
Avalon San Bruno II	3.85%	Apr-2021		30,514	30,280	241	506	534	564	591	27,844
Avalon Westbury	4.13%	Nov-2036	(3)	18,975	18,365	623	1,293	1,358	1,426	1,499	12,166
Archstone Lexington	3.32%	Mar-2016	(10)	16,255	—	—	—	—	—	—	—
Avalon San Bruno III	3.17%	Jun-2020		55,650	55,081	578	1,188	1,226	1,264	50,825	—
Avalon Andover	3.28%	Apr-2018		14,179	14,013	170	346	13,497	—	—	—
Avalon Natick	3.14%	Apr-2019		14,499	14,336	166	339	349	13,482	—	—
Avalon Hoboken	3.66%	Dec-2020	(11)	—	67,904	—	—	—	—	67,904	—
				5,019,172	5,539,169	256,836	956,540	39,146	558,146	771,482	2,957,019

Variable rate (4)
Avalon Walnut Creek	1.88%	Mar-2046	(6)	8,500	—	—	—	—	—	—	—
Avalon Calabasas	2.41%	Aug-2018	(5)	54,756	53,909	585	1,225	52,099	—	—	—
Avalon Natick	2.60%	Apr-2019	(5)	36,731	36,317	419	858	884	34,156	—	—
Term Loan	1.98%	Mar-2021		300,000	300,000	—	—	—	—	—	300,000
				399,987	390,226	1,004	2,083	52,983	34,156	—	300,000

Total indebtedness - excluding Credit Facility				$6,481,291	$6,864,985	$258,191	$976,857	$92,906	$593,125	$772,353	$4,171,553
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs, debt discount and basis adjustments associated with the hedged unsecured note of $30,835 and $29,326 as of June 30, 2016 and December 31, 2015, respectively, and deferred financing costs net of premium associated with secured notes of $159 as of June 30, 2016, and premium associated with secured notes net of deferred financing costs of $4,983 as of December 31, 2015, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Variable rates are given as of June 30, 2016.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	In May 2016, we repaid this borrowing at par in advance of its maturity date.

(7)	In January 2016, Avalon at Stratford was substituted as collateral for the outstanding borrowing secured by Eaves Trumbull.

(8)	In February 2016, Archstone Lexington was substituted as collateral for the outstanding borrowing secured by Avalon Walnut Ridge I.

(9)
In conjunction with the substitution of Archstone Lexington for Avalon Walnut Ridge I, the aggregate principal balance from the secured borrowing was reallocated between the communities serving as collateral.

(10)	In February 2016, we repaid this borrowing at par in advance of its maturity date, subsequently substituting the operating community as collateral for another borrowing as discussed in note (8).

(11)	This borrowing was assumed in conjunction with the acquisition of Avalon Hoboken in January 2016.

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $60,524,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest representing 20.0% of further Fund II distributions, which are in addition to our share of the remaining 80.0% of distributions. During the three months ended June 30, 2016, we recognized $3,447,000 for our promoted interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the six months ended June 30, 2016, Fund II sold two communities containing an aggregate of 1,304 apartment homes for an aggregate sales price of $321,550,000. Our share of the gain in accordance with GAAP was $36,604,000. In conjunction with the disposition of these communities, Fund II repaid $127,191,000 of secured indebtedness in advance of the scheduled maturity dates, which resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which our portion was $1,670,000.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $50,908,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

During the six months ended June 30, 2016, the U.S. Fund sold two communities containing an aggregate of 461 apartment homes for an aggregate sales price of $229,300,000. Our share of the gain in accordance with GAAP was $16,568,000. In conjunction with the disposition of these communities, the U.S. Fund repaid $94,822,000 of secured indebtedness in advance of the scheduled maturity dates, which resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which our portion was $2,003,000.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $51,476,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

During the three months ended June 30, 2016, we entered into a joint venture agreement to facilitate the acquisition of Avalon Clarendon, located in Arlington, VA. Avalon Clarendon is part of a mixed-use development containing residential, retail, office and public parking. We contributed $120,300,000 to the venture for our share of the purchase price. We have shared control of the overall venture, but have all of the rights and obligations associated with the residential component of Avalon Clarendon, containing 300 apartment homes. The joint venture partner has all of the rights and obligations associated with the retail, office and public parking components of Avalon Clarendon. We expect to complete a vertical subdivision of the property with our joint venture partner in the third quarter of 2016, at which time we will report the operating results of Avalon Clarendon as part of our consolidated results of operations.

As of June 30, 2016, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures. Refer to Note 5, “Investments in Real Estate Entities,” of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of June 30, 2016, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (2)	Debt (3)
						Interest rate (4)	Maturity date
Unconsolidated Real Estate Investments (1)				Amount	Type

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$45,986	$25,548	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (5)		684	102,897	63,200	Fixed	5.42%	Jan 2018
3. Eaves Rockville - Rockville, MD		210	51,721	29,331	Fixed	4.26%	Aug 2019
4. Avalon Watchung - Watchung, NJ		334	66,651	40,037	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	1,576	267,255	158,116		4.40%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (5)		192	67,158	33,117	Fixed	5.33%	Nov 2019
2. Avalon Studio 4041 - Studio City, CA		149	56,892	29,814	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA (6)		205	77,146	51,300	Fixed	1.56%	Dec 2020
4. Avalon Venice on Rose - Venice, CA		70	57,232	30,128	Fixed	3.28%	Jun 2020
5. Avalon Station 250 - Dedham, MA		285	96,059	58,092	Fixed	3.73%	Sep 2022
6.. Avalon Grosvenor Tower - Bethesda, MD		237	79,686	45,024	Fixed	3.74%	Sep 2022
7. Avalon Kirkland at Carillon - Kirkland, WA		131	58,960	29,303	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,269	493,133	276,778		3.43%

AC JV
1. Avalon North Point - Cambridge, MA (7)		426	186,995	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (7)		392	85,499	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,809	—	N/A	N/A	N/A
Total AC JV	20.0%	921	299,303	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	124,679	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	18,554	23,573	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	143,233	126,573		3.27%

Total Unconsolidated Investments		4,384	$1,202,924	$723,767		4.19%
_____________________________

(1)	Excludes the joint venture we entered into in May 2016 to facilitate the acquisition of Avalon Clarendon, in which we have all of the rights and obligations associated with the residential component.

(2)	Represents total capitalized cost as of June 30, 2016.

(3)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(4)	Represents weighted average rate on outstanding debt as of June 30, 2016.

(5)	Borrowing on this community is comprised of two mortgage loans.

(6)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

Off-Balance Sheet Arrangements

In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest.  Additional discussion of these entities can be found in Note 5, “Investments in Real Estate Entities,” of our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of June 30, 2016, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2016, we owned or held a direct or indirect interest in 23 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 7,480 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,717,300,000.  We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Dublin Station II Dublin, CA	252	$84.6	Q2 2014	Q4 2015	Q3 2016	Q4 2016
2.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	456.3	Q3 2013	Q4 2015	Q4 2016	Q3 2017
3.	Avalon Huntington Beach Huntington Beach, CA	378	120.3	Q2 2014	Q1 2016	Q1 2017	Q3 2017
4.	Avalon Esterra Park Redmond, WA	482	137.8	Q3 2014	Q1 2016	Q2 2017	Q4 2017
5.	Avalon Alderwood II Lynnwood, WA	124	26.5	Q1 2015	Q2 2016	Q3 2016	Q4 2016
6.	Avalon Laurel Laurel, MD	344	72.4	Q2 2015	Q2 2016	Q1 2017	Q3 2017
7.	Avalon Quincy Quincy, MA	395	95.3	Q2 2015	Q2 2016	Q2 2017	Q4 2017
8.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q2 2017	Q4 2017
9.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q3 2016	Q2 2017	Q4 2017
10.	Avalon West Hollywood West Hollywood, CA	294	150.0	Q2 2014	Q4 2016	Q3 2017	Q2 2018
11.	Avalon North Station Boston, MA	503	257.9	Q3 2014	Q4 2016	Q4 2017	Q2 2018
12.	Avalon Great Neck Great Neck, NY	191	78.9	Q2 2015	Q1 2017	Q2 2017	Q4 2017
13.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q2 2017	Q1 2018	Q3 2018
14.	Avalon Newcastle I Newcastle, WA	378	110.1	Q3 2015	Q4 2016	Q4 2017	Q2 2018
15.	Avalon Chino Hills Chino Hills, CA	331	96.9	Q3 2015	Q4 2016	Q4 2017	Q2 2018
16.	Avalon Sheepshead Bay (4) Brooklyn, NY	180	86.4	Q3 2015	Q3 2017	Q4 2017	Q2 2018
17	Avalon Maplewood Maplewood, NJ	235	66.3	Q4 2015	Q3 2017	Q1 2018	Q3 2018
18.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q3 2017	Q4 2017	Q2 2018
19.	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q2 2017	Q1 2018	Q3 2018
20.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q4 2017	Q3 2018	Q1 2019
21.	Avalon Easton Easton, MA	290	64.0	Q1 2016	Q2 2017	Q1 2018	Q3 2018
22.	Avalon Somers Somers, NY	152	45.1	Q2 2016	Q3 2017	Q4 2017	Q1 2018
23.	AVA North Point (5) Cambridge, MA	265	113.9	Q2 2016	Q1 2018	Q4 2018	Q2 2019
	Total	7,480	$2,717.3
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

(5)	We are developing this project within a joint venture that was formed in July 2016, in which we own a 55.0% interest. The information above represents the total cost for the venture.

During the three months ended June 30, 2016, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	AVA Capitol Hill Seattle, WA	249	$81.5	175,488	$464
2.	Avalon Irvine III Irvine, CA	156	55.7	151,363	$368
3.	Avalon Union Union, NJ	202	50.3	230,418	$218
	Total	607	$187.5
__________________________________

(1)	Total capitalized cost is as of June 30, 2016. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

We anticipate commencing the construction of five apartment communities during the balance of 2016, which, if completed as expected, will contain 1,785 apartment homes and be constructed for a total capitalized cost of $1,054,800,000.

Redevelopment Communities

As of June 30, 2016, there were seven communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $142,700,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2016. You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon Towers Long Beach, NY	109	$11.4	Q4 2014	Q4 2016	Q4 2016
2.	Avalon Towers on the Peninsula Mountain View, CA	211	13.5	Q2 2016	Q1 2017	Q3 2017
3.	AVA Back Bay Boston, MA	271	8.8	Q3 2015	Q1 2017	Q3 2017
4.	Avalon at Arlington Square Arlington, VA	842	28.5	Q4 2014	Q3 2017	Q1 2018
5.	Avalon Bear Hill Waltham, MA	324	21.4	Q2 2015	Q3 2016	Q1 2017
6.	Avalon Silicon Valley Sunnyvale, CA	710	30.8	Q4 2014	Q1 2017	Q3 2017
7.	Avalon Studio City Studio City, CA	450	28.3	Q1 2016	Q2 2017	Q4 2017
	Total	2,917	$142.7
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At June 30, 2016, we had $511,797,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $40,627,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 30 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2016 includes $452,011,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,452 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 22 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for seven Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. In addition, one Development Right is an additional development phase of an existing stabilized operating community we own, and would be constructed on land currently associated with that operating community.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the six months ended June 30, 2016, we incurred a charge of approximately $1,352,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. “Risk Factors” of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of June 30, 2016:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	5	1,365	$419
Metro NY/NJ	12	4,678	1,838
Mid-Atlantic	3	1,066	307
Pacific Northwest	4	1,194	375
Northern California	4	978	478
Southern California	2	1,171	595
Total	30	10,452	$4,012
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

Land Acquisitions

We acquired three land parcels for development during the three months ended June 30, 2016 for an aggregate investment of $34,587,000 and have started or anticipate starting construction on these parcels during the next six months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of approximately $46,437,000, on which we do not currently plan to develop and operate an apartment community, of which $25,343,000 is under contract to be sold as of June 30, 2016. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels for which we acquired for development and now intend to sell. During the six months ended June 30, 2016, we recognized an aggregate impairment charge of $10,500,000 relating to three ancillary land parcels which we now intend to sell. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Through a wholly-owned captive insurance company, we are responsible for 12% of the losses for its property insurance coverage in excess of any applicable deductible up to the first $50,000,000 of loss, with amounts beyond that covered by third-party insurance, subject to maximum amounts.

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

Federal Income Tax Law Changes and Updates

The following discussion updates the disclosures under ‘‘Federal Income Tax Considerations and Consequences of Your Investment’’ in the prospectus dated February 19, 2015 contained in our Registration Statement on Form S-3 filed with the SEC on February 19, 2015, as updated by the disclosure under “Federal Income Tax Law Changes and Updates” on pages 60-61 of our Annual Report on Form 10-K as filed with the SEC on February 26, 2016.

The discussion in the fourth paragraph concerning the “Protecting Americans from Tax Hikes Act of 2015,” as enacted on December 18, 2015, is updated by replacing the final bullet paragraph with the following:

•
For assets we acquired prior to August 8, 2016 from a C corporation in a carry-over basis transaction, the Act reduces the recognition period during which we could be subject to corporate tax on any built-in gains recognized on the sale of such assets from 10 years to 5 years. For assets acquired on or after August 8, 2016, recently issued temporary Treasury Regulations (that are currently set to expire on June 7, 2019), lengthen this recognition period to 10 years.

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

Some of the factors that could cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

•
our expectations and assumptions as of the date of this filing regarding the outcome of investigations and/or legal proceedings resulting from the Edgewater casualty loss, as well as the ultimate cost and timing of replacing the Edgewater building and achieving stabilized occupancy in the event we choose to rebuild this community, are subject to change and could materially affect our current expectations regarding the impact of the casualty loss on our business, financial condition and results of operations;

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) abandoned pursuit costs and asset impairment, (iv) REIT status and (v) acquisition of investments in real estate.  Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management’s Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2015.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company is aware that third parties incurred significant property damage and are claiming other losses, such as relocation costs, as a result of the casualty loss. The Company has established protocols for processing claims and has encouraged any party who sustained a loss to contact the Company's insurance carrier to file a claim. Through the date of this Form 10-Q, of the 229 occupied apartments destroyed in the fire, the residents of approximately 90 units have settled claims with the Company's insurer, and claims from an additional approximate 27 units are being evaluated by the Company's insurer.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a proposed settlement which would provide a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. On July 8, 2016, class counsel filed with the court a motion for preliminary approval of this class settlement, and the Company did not oppose such motion. However, the Company cannot predict when or if the court will approve the settlement. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 20 lawsuits representing approximately 141 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and 19 of these lawsuits are currently pending. Most of these state court cases have been consolidated by the court and the Company expects all of them to be consolidated shortly. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits.

Having incurred applicable deductibles, the Company currently believes that all of its remaining liability to third parties (including any liability to third parties determined in accordance with the class settlement described above, if approved) will be substantially covered by its insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2016	58	$189.20	—	$200,000
May 1 - May 31, 2016	3,088	$185.77	—	$200,000
June 1 - June 30, 2016	1,676	$172.06	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed on February 26, 2016.)

4.1	—
Indenture for Senior Debt Securities, dated as of January 16, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed on January 8, 2007.)

4.2	—
First Supplemental Indenture, dated as of January 20, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed on January 8, 2007.)

4.3	—
Second Supplemental Indenture, dated as of July 7, 1998, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed on January 8, 2007.)

4.4	—
Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000, between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed on January 8, 2007.)

4.5	—
Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed on January 8, 2007.)

4.6	—
Fifth Supplemental Indenture, dated as of November 21, 2014, between the Company and Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed on November 21, 2014.)

4.7	—
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed on September 14, 1999.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 5, 2016	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2016	/s/ Kevin P. O’Shea
Kevin P. O’Shea
Chief Financial Officer
(Principal Financial Officer)