Form 10-K
period 2016-12-31
AVALONBAY COMMUNITIES INC
filed 2017-02-24
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2016 was $24,703,191,114.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2017 was 137,330,988.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2017 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including in the section entitled “Forward-Looking Statements” included in this Form 10-K. You should also review Item 1A. “Risk Factors” for a discussion of various risks that could adversely affect us.

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas in these regions that we believe are characterized by growing employment in high wage sectors of the economy, lower housing affordability and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns on apartment community investments relative to other markets that do not have these characteristics.

At January 31, 2017, we owned or held a direct or indirect ownership interest in:

•
259 operating apartment communities containing 75,038 apartment homes in 10 states and the District of Columbia, of which 244 communities containing 70,864 apartment homes were consolidated for financial reporting purposes, five communities containing 1,539 apartment homes were held by joint ventures in which we hold an ownership interest, and 10 communities containing 2,635 apartment homes were owned by the Funds (as defined below). Four of the consolidated communities containing 1,671 apartment homes were under redevelopment, as discussed below;

•	27 communities under development, one of which is being developed through a joint venture, that are expected to contain an aggregate of 8,629 apartment homes when completed; and

•	rights to develop an additional 25 communities that, if developed in the manner expected, will contain an estimated 8,487 apartment homes.

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

Established Communities are generally operating communities that were owned and had stabilized occupancy and operating expenses as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy and operating expenses during the current year, but that were not owned or had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful, as well as communities that are planned for disposition during the current year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 8, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, operation and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. We pursue our development, investment and operating activities with the purpose of Creating a Better Way to Live. Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. In addition to our in-house development and construction capabilities, we supplement our growth through our in-house redevelopment and acquisition platforms. We believe that our organizational structure, which includes dedicated development and operational teams in each of our regions, and strong culture are key differentiators and provide us with access to highly talented, dedicated and capable associates.

We operate our apartment communities under three core brands Avalon, AVA and Eaves by Avalon. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint. The Avalon brand is our core offering, focusing on upscale apartment living and high end amenities and services in urban and suburban markets. Our AVA brand is designed for people who want to live in or near urban neighborhoods and in close proximity to public transportation, services, shopping and night-life. AVA apartments are generally smaller, many engineered for roommate living and feature modern design and a technology focus. Our Eaves by Avalon brand is designed for renters who seek good quality apartment living, often in a suburban setting, with practical amenities and services at a more modest price point.

During the three years ended December 31, 2016, we acquired six apartment communities and disposed of 16 apartment communities, excluding activity for the Funds (as defined below). During the three years ended December 31, 2016, we completed the development of 38 apartment communities and the redevelopment of 19 apartment communities.

On February 27, 2013, pursuant to an asset purchase agreement dated November 26, 2012, the Company, together with Equity Residential, acquired, directly or indirectly, all of the assets owned by Archstone Enterprise LP (“Archstone,” which has since changed its name to Jupiter Enterprise LP), including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown, with certain limited exceptions. Under the terms of the purchase agreement, the Company acquired approximately 40.0% of Archstone's assets and liabilities and Equity Residential acquired approximately 60.0% of Archstone’s assets and liabilities (the “Archstone Acquisition”).

In March 2005, we formed AvalonBay Value Added Fund, L.P. (“Fund I”), a private, discretionary real estate investment vehicle, which we managed and in which we owned a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in March 2005 through the close of its investment period in 2008, Fund I acquired 20 communities. During the three years ended December 31, 2016, we realized our pro rata share of the gain from the sale of the last of the four communities owned by Fund I. Fund I disposed of the last of its communities in 2014, and was dissolved in April 2015.

In September 2008, we formed AvalonBay Value Added Fund II, L.P. (“Fund II”), a second institutional discretionary real estate investment fund which we manage and in which we own a 31.3% interest. In 2012, Fund II acquired its final operating community. From the commencement of Fund II through the close of its investment period, Fund II acquired 13 operating communities. As of December 31, 2016, Fund II owns three communities containing 1,366 apartment homes. During the three years ended December 31, 2016, we realized our pro rata share of the gain from the sale of nine communities owned by Fund II.

Archstone Multifamily Partners AC LP (the “U.S. Fund”) was formed in July 2011 and is fully invested. As of December 31, 2016, the U.S. Fund owns seven communities containing 1,269 apartment homes, one of which includes a marina containing 229 boat slips. In conjunction with the Archstone Acquisition, through subsidiaries, we acquired and own the general partner of the U.S. Fund and hold a 28.6% interest in the U.S. Fund. During the three years ended December 31, 2016, we realized our pro rata share of the gain from the sale of two communities owned by the U.S. Fund.

Archstone Multifamily Partners AC JV LP (the “AC JV”) is a joint venture in which we acquired Archstone's 20.0% ownership interest. The AC JV was formed in 2011 and as of December 31, 2016, owns three operating apartment communities containing 921 apartment homes, one of which completed development in 2014. The AC JV partnership agreement contains provisions that require us to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The ROFO restriction expires in 2019.

A more detailed description of Fund I, Fund II, and the U.S. Fund (collectively, the “Funds”), the AC JV and other joint ventures and the related investment activity can be found in the discussion in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 of this report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential have substantially divested (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”). The Residual Assets included a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”), a joint venture which disposed of the last of its communities in 2015, various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which the seller has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the Residual JV.

During 2016, we sold 12 operating communities including sales by unconsolidated entities and recognized a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $428,370,000. In addition, we sold other real estate primarily composed of ancillary real estate and recognized a gain in accordance with GAAP of $10,224,000.

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•	Bellevue, Washington;

•	Boston, Massachusetts;

•	Fairfield, Connecticut;

•	Irvine, California;

•	Iselin, New Jersey;

•	Long Island, New York;

•	Los Angeles, California;

•	New York, New York;

•	San Diego, California;

•	San Francisco, California;

•	San Jose, California; and

•	Virginia Beach, Virginia.

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

As part of the Archstone Acquisition, we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2016 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $54,600,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

Acquisition Strategy.    Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. Portfolio growth also allows for fixed general and administrative costs to be a smaller percentage of overall community Net Operating Income (“NOI”).
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

On-site property management teams receive bonuses based largely upon the revenue, expense, NOI and customer service metrics produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner. From time to time we may engage a third party to manage leasing and/or maintenance activity at one or more of our communities.

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. As a REIT, we generally cannot provide direct services to our residents that are not customarily provided by a landlord, nor can we directly share in the income of a third party that provides such services. However, we can provide such non-customary services to residents or share in the revenue or income from such services if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” subject to federal income taxes. See “Tax Matters” below.

Financing Strategy.    We maintain a capital structure that provides financial flexibility to ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,500,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2016, we had a total of 693,410 square feet of rentable retail space, excluding retail space within communities currently under development. Gross rental revenue provided by leased retail space in 2016 was $21,390,000 (1.0% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail or for-sale residential components of a mixed-use building or project that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times we intend to make investments in a manner so as to qualify as a REIT unless, because of circumstances or changes to the Internal Revenue Code of 1986, as amended (the “Code”) (or the Treasury Regulations thereunder), our Board of Directors determines that it is no longer in our best interest to qualify as a REIT.

Tax Matters

We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Code and intend to maintain our qualification as a REIT in the future. As a qualified REIT, with limited exceptions, such as those described under “Property Management Strategy” above, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

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

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Executive Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, and Policy on Recoupment, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2017, we had 3,071 employees.

ITEM 1A.    RISK FACTORS

Our operations involve various risks that could have adverse consequences, including those described below. This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in this Form 10-K.

Development, redevelopment, construction and operating risks could affect our profitability.

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

The construction and maintenance of our communities includes a risk of major casualty events that could materially damage our property and the property of others and pose the risk of personal injury. While we carry insurance for such risks in amounts we deem reasonable, we cannot assure that such insurance will be adequate, and when we have incurred and in the future may incur such casualties we are subject to losses on account of deductibles and self-insured amounts in any event. Such casualties may also expose us in the future to higher insurance premiums, greater construction or operating costs (either voluntarily assumed by us or as a result of new local regulations), and risks to our reputation among prospective residents or municipalities from which we may seek approvals in the future, all of which could have a material adverse effect on our business and our financial condition and results of operations.

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

We have seen a recent increase in municipalities considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. Depending on the nature of such laws or regulations and the number of our communities that become subject to any such restriction on rent increases, our revenues and net income could be adversely affected. For example, in 2016 in Mountain View, California, the voters passed a referendum that would limit rent increases on existing tenants (but not on new move-ins) in communities built before 1995. We have three communities with a total of 946 apartment homes that would be subject to the new law, although the implementation of the Mountain View ordinance is currently stayed in connection with a lawsuit challenging the ordinance filed by the California Apartment Association.

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

We expect that other real estate investors, including insurance companies, pension funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability for new investments.

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

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2016, approximately 5.8% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years), may limit our ability to raise rents and, in consequence, can also adversely affect the value of the communities subject to these restrictions.
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

The mortgages on those of our properties that are subject to secured debt, our Credit Facility and the indenture under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

We own parcels of land that we do not currently intend to develop. As discussed in Item 2. “Communities—Other Land and Real Estate Assets,” in the event that the fair market value of a parcel changes such that we determine that the carrying basis of the parcel reflected in our financial statements is greater than the parcel's then current fair value, less costs to dispose, we would be subject to an impairment charge, which would reduce our net income.

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

We are exposed to risks associated with investment in and management of discretionary real estate investment funds and joint ventures.

We formed Fund II, in which we have an equity interest of 31.3%, and as part of the Archstone Acquisition we acquired equity interests in the U.S. Fund and the AC JV of 28.6% and 20.0%, respectively, which, through wholly-owned subsidiaries, we manage as the general partner and managing member. The investment periods for Fund II and the U.S. Fund are over. The Funds and joint ventures (collectively, the "ventures") present risks, including the following:

•
our subsidiaries that are the general partners of the ventures are generally liable, under partnership law, for the debts and obligations of the respective ventures, subject to certain exculpation and indemnification rights pursuant to the terms of the partnership agreement of the ventures;

•
investors in the ventures holding a majority of the partnership interests may remove us as the general partner without cause, in the case of Fund II, subject to our right to receive compensation for an additional period of management fees after such removal and our right to acquire one of the properties then held by such ventures;

•
while we have broad discretion to manage the ventures, the investors or an advisory committee comprised of representatives of the investors must approve certain matters, and as a result we may be unable to cause the ventures to implement certain decisions that we consider beneficial; and

•	we may be liable and/or our status as a REIT may be jeopardized if either the ventures, or the REIT entities associated with the ventures, fail to comply with various tax or other regulatory matters.

The governance provisions of our joint ventures with Equity Residential could adversely affect our flexibility in dealing with such joint venture assets and liabilities.

In connection with the Archstone Acquisition, we created joint ventures with Equity Residential that manage or have an interest in certain of the acquired assets and liabilities. These structures involve participation in the ventures by Equity Residential whose interests and rights may not be the same as ours. Joint ownership of an investment in real estate involves risks not associated with direct ownership of real estate, including the risk that Equity Residential may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint ventures or the timing of the termination and liquidation of the joint ventures. Under the form for the joint venture arrangements, neither we nor Equity Residential expect to individually have the sole power to control the ventures, and an impasse could occur, which could adversely affect the applicable joint venture and decrease potential returns to us and our investors.

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

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems, including testing and verification of their proper and secure operations on a periodic basis. We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches.

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

We are exposed to risks that are either uninsurable, not economically insurable or in excess of our insurance coverage, including risks discussed below.

Earthquake risk. As further described in Item 2. “Communities—Insurance and Risk of Uninsured Losses,” many of our West Coast communities are located in the general vicinity of active earthquake faults. We cannot assure you that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected community, as well as anticipated future revenue from that community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

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

Climate change risk. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our communities, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

Terrorism risk. We have significant investments in large metropolitan markets, such as the Metro New York/New Jersey and Washington, D.C. markets, that have in the past been or may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage and that could have a material adverse effect on our business, financial condition and results of operations.

A significant uninsured property or liability loss could have a material adverse effect on our financial condition and results of operations.

In addition to the earthquake insurance discussed above, we carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities on terms and in amounts we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management's view, economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of a number of the communities that we have acquired. We implement an operations and maintenance program at each of the communities at which ACMs are detected.

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

We believe that we are organized and qualified as a REIT, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as a REIT, or that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of this qualification.

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

Legislative or regulatory action related to federal income tax laws could adversely affect our stockholders and/or our business.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. In addition, according to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock. We cannot assure you that changes to tax laws and regulations will not have an adverse effect on an investment in our common stock.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. The Established Communities for the year ended December 31, 2016 are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2015, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

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

As of December 31, 2016, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	40	9,009
Metro NY/NJ	35	11,084
Mid-Atlantic	27	9,575
Pacific Northwest	13	3,221
Northern California	33	9,987
Southern California	43	12,032
Total Established	191	54,908

Other Stabilized Communities:
New England	4	1,032
Metro NY/NJ	8	2,024
Mid-Atlantic	5	1,607
Pacific Northwest	1	367
Northern California	5	1,455
Southern California	10	3,419
Non-Core	3	1,014
Total Other Stabilized	36	10,918

Lease-Up Communities	12	2,867

Redevelopment Communities	4	1,671

Unconsolidated Communities	15	4,174

Total Current Communities	258	74,538

Development Communities (1)	27	9,129

Total Communities	285	83,667

Development Rights	25	8,487
_________________________________

(1)	Development Communities includes AVA North Point, expected to contain 265 apartment homes, which is being developed within a joint venture.

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Established Communities portfolio annually. Determined as of January 1 of each of the respective years, the Established Communities portfolios for the years ended December 31, 2016, 2015 and 2014 were as follows:

Number of communities
Established Communities as of December 31, 2013	115
Communities added	67
Communities removed (1):
Redevelopment Communities	(8)
Disposed Communities	(2)
Established Communities as of December 31, 2014	172
Communities added	13
Communities removed (1):
Redevelopment Communities	(4)
Disposed Communities	(3)
Other Stabilized (2)	(1)
Established Communities as of December 31, 2015	177
Communities added	25
Communities removed (1):
Redevelopment Communities	(3)
Disposed Communities	(6)
Communities with multiple phases combined	(2)
Established Communities as of December 31, 2016	191
_________________________________

(1)
We remove a community from our Established Communities portfolio for the upcoming year (and then generally maintain that designation) if we believe that planned activity for a community for the upcoming year will result in that community's expected operations not being comparable to the prior year period. We believe that a community's expected operations will not be comparable to the prior year period when we intend either (i) to undertake a significant capital renovation of the community, such that we would consider the community to be classified as a Redevelopment Community; or (ii) to dispose of a community through a sale or other disposition transaction.

(2)	Avalon at Edgewater was moved from the Established Communities portfolio to the Other Stabilized portfolio as a result of the fire that occurred in January 2015.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings in landscaped settings, as well as mid and high rise apartment communities in urban settings. As of January 31, 2017, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style (1)	135	41,147
Mid-rise	100	26,968
High-rise	24	6,923
Total Current Communities	259	75,038
_________________________________

(1)	Includes 16 communities with 5,186 apartment homes that include town homes.

Our communities generally offer a variety of quality amenities and features, which may include:

•	fully-equipped kitchens;

•	lofts and vaulted ceilings;

•	walk-in closets;

•	patios/decks; and

•	modern appliances.

Other features at various communities may include:

•	swimming pools;

•	fitness centers;

•	tennis courts; and

•	wi-fi lounges.

As described in Item 1. “Business,” we operate under three core brands Avalon, AVA and Eaves by Avalon. Our core “Avalon” brand focuses on upscale apartment living and high end amenities and services. “AVA” targets customers in high energy, transit-served urban neighborhoods and generally feature smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. “Eaves by Avalon” is targeted to the cost conscious, “value” segment in suburban areas. We believe that these brands allow us to further penetrate our existing markets by targeting our market by consumer preference and attitude as well as by location and price.

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2016	1/31/2017	1/31/2016	1/31/2017	1/31/2016	1/31/2017
New England	53	50	12,528	11,783	16.6%	15.7%
Boston, MA	39	37	9,639	9,234	12.8%	12.3%
Fairfield-New Haven, CT	14	13	2,889	2,549	3.8%	3.4%

Metro NY/NJ	49	49	14,843	14,604	19.7%	19.4%
New York City, NY	12	12	4,292	4,583	5.7%	6.1%
New York Suburban	17	17	4,949	4,513	6.6%	6.0%
New Jersey	20	20	5,602	5,508	7.4%	7.3%

Mid-Atlantic	36	39	13,308	14,374	17.6%	19.2%
Washington Metro/Baltimore, MD	36	39	13,308	14,374	17.6%	19.2%

Pacific Northwest	17	17	4,225	4,092	5.6%	5.5%
Seattle, WA	17	17	4,225	4,092	5.6%	5.5%

Northern California	41	42	12,158	12,410	16.0%	16.5%
San Jose, CA	14	13	5,158	4,905	6.8%	6.5%
Oakland-East Bay, CA	11	13	3,338	3,843	4.4%	5.1%
San Francisco, CA	16	16	3,662	3,662	4.8%	4.9%

Southern California	58	59	17,473	16,761	23.2%	22.3%
Los Angeles, CA	36	38	10,855	11,291	14.5%	15.0%
Orange County, CA	12	12	3,715	3,243	4.9%	4.3%
San Diego, CA	10	9	2,903	2,227	3.8%	3.0%

Non-Core	3	3	1,014	1,014	1.3%	1.4%

	257	259	75,549	75,038	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2016, we completed construction of 1,715 apartment homes in eight communities and sold twelve operating communities containing an aggregate of 4,026 apartment homes. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.3 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 12.5 years.

Of the Current Communities, as of January 31, 2017, we owned (directly or through wholly-owned subsidiaries):

•
242 operating communities, including 226 with a full fee simple, or absolute, ownership interest and 16 that are on land subject to a land lease, four of which are dual-branded communities with each pair of dual-branded communities being governed by a single land lease. The leases expire in October 2026, November 2028, May 2041, July 2046, December 2061, September 2065, November 2067, December 2086, April 2095, May 2105, September 2105, April 2106, November 2106 and March 2142;

•
a general partnership interest and an indirect limited partnership interest in Fund II, the U.S. Fund and the AC JV. Subsidiaries of Fund II own a fee simple interest in three operating communities, subsidiaries of the U.S. Fund own a fee simple interest in seven operating communities, of which one is subject to a land lease, and subsidiaries of the AC JV own a fee simple interest in three operating communities;

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

We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 25 of the 27 Development Communities. One Development Community is being developed within a joint venture and one Development Community is being developed with a private development partner and we will own the multifamily rental portion of the development.

In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2017, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Development Communities

As of December 31, 2016, we owned or held a direct or indirect interest in 27 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 9,129 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $4,045,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial actual/ projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	$456.3	Q3 2013	Q4 2015	Q1 2017	Q3 2017
2.	Avalon Huntington Beach (4) Huntington Beach, CA	378	120.3	Q2 2014	Q1 2016	Q1 2017	Q3 2017
3.	Avalon West Hollywood (4) West Hollywood, CA	294	153.6	Q2 2014	Q1 2017	Q4 2017	Q2 2018
4.	Avalon North Station Boston, MA	503	271.2	Q3 2014	Q4 2016	Q1 2018	Q3 2018
5.	Avalon Esterra Park (4) Redmond, WA	482	137.8	Q3 2014	Q1 2016	Q2 2017	Q4 2017
6.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q3 2017	Q1 2018
7.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q3 2016	Q3 2017	Q1 2018
8.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q2 2017	Q1 2018	Q3 2018
9.	Avalon Quincy Quincy, MA	395	95.3	Q2 2015	Q2 2016	Q3 2017	Q1 2018
10.	Avalon Great Neck Great Neck, NY	191	78.9	Q2 2015	Q2 2017	Q3 2017	Q1 2018
11.	Avalon Laurel Laurel, MD	344	72.4	Q2 2015	Q2 2016	Q2 2017	Q4 2017
12.	Avalon Sheepshead Bay (5) Brooklyn, NY	180	86.4	Q3 2015	Q3 2017	Q4 2017	Q2 2018
13.	Avalon Newcastle Commons I (4) Newcastle, WA	378	116.3	Q3 2015	Q4 2016	Q4 2017	Q2 2018
14.	Avalon Chino Hills Chino Hills, CA	331	96.6	Q3 2015	Q4 2016	Q4 2017	Q1 2018
15.	Avalon Maplewood (6) Maplewood, NJ	235	65.4	Q4 2015	Q2 2017	Q4 2017	Q2 2018
16.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q3 2017	Q4 2017	Q2 2018
17	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q3 2017	Q2 2018	Q4 2018
18.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q4 2017	Q3 2018	Q1 2019
19.	Avalon Easton Easton, MA	290	64.0	Q1 2016	Q2 2017	Q1 2018	Q3 2018
20.	Avalon Somers Somers, NY	152	45.1	Q2 2016	Q3 2017	Q1 2018	Q3 2018
21.	AVA North Point (7) Cambridge, MA	265	113.9	Q2 2016	Q1 2018	Q4 2018	Q2 2019
22.	Avalon Boonton Boonton, NJ	350	91.2	Q3 2016	Q2 2019	Q1 2020	Q3 2020
23.	11 West 61st Street (4) New York, NY	172	603.7	Q4 2016	Q2 2019	Q4 2019	Q2 2020
24.	Avalon Belltown Towers (4) Seattle, WA	275	146.9	Q4 2016	Q3 2019	Q4 2019	Q2 2020
25.	Avalon Public Market Emeryville, CA	285	139.6	Q4 2016	Q3 2018	Q1 2019	Q3 2019
26.	Avalon Teaneck Teaneck, NJ	248	70.4	Q4 2016	Q4 2018	Q2 2019	Q4 2019
27.	AVA Hollywood (4) Hollywood, CA	695	365.1	Q4 2016	Q2 2019	Q2 2020	Q4 2020
	Total	9,129	$4,045.0
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

(4)
Developments containing at least 10,000 square feet of retail space include Avalon Huntington Beach (10,000 square feet), Avalon West Hollywood (32,000 square feet), Avalon Esterra Park (17,000 square feet), Avalon Newcastle Commons I (15,000 square feet), 11 West 61st Street (67,000 square feet), Avalon Belltown Towers (11,000 square feet) and AVA Hollywood (19,000 square feet).

(5)
We are developing this project with a private development partner. We will own the rental portion of the development on floors 3 through 19 and the partner will own the for-sale condominium portion on floors 20 through 30 of the development. The information above represents only our portion of the project. We are providing a construction loan to the development partner, expected to be $48,800,000 which together with the partner's contributed equity is expected to fund the condominium portion of the project. A more detailed description of Avalon Sheepshead Bay can be found in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements set forth in Item 8 of this report.

(6)	In February 2017, a fire occurred at at Avalon Maplewood. See "Insurance and Risk of Uninsured Losses" for further discussion.

(7)	We are developing this project within a joint venture that was formed in July 2016, in which we own a 55.0% interest. The information above represents the total cost for the venture.

During the year ended December 31, 2016, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Falls Church Falls Church, VA	384	$106.3	396,536	$268	Q1 2016
2.	Avalon Glendora Glendora, CA	280	83.5	266,226	$314	Q1 2016
3.	Avalon Green III Elmsford, NY	68	22.3	77,722	$287	Q1 2016
4.	AVA Capitol Hill (2) Seattle, WA	249	81.5	191,488	$426	Q2 2016
5.	Avalon Irvine III Irvine, CA	156	55.7	151,363	$368	Q2 2016
6.	Avalon Union Union, NJ	202	50.3	230,418	$218	Q2 2016
7.	Avalon Dublin Station II Dublin, CA	252	84.6	243,809	$347	Q3 2016
8.	Avalon Alderwood II Lynnwood, WA	124	26.6	119,926	$222	Q3 2016
	Total	1,715	$510.8
____________________________________

(1)	Total capitalized cost is as of December 31, 2016. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)	Approximate rentable area includes 16,000 square feet of retail space.

Redevelopment Communities

As of December 31, 2016, there were four communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $80,700,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon at Arlington Square Arlington, VA	842	$32.8	Q4 2014	Q3 2017	Q1 2018
2.	AVA Studio City I Studio City, CA	450	28.3	Q1 2016	Q2 2017	Q4 2017
3.	Avalon Towers on the Peninsula Mountain View, CA	211	13.5	Q2 2016	Q1 2017	Q3 2017
4.	Avalon at Edgewater Edgewater, NJ	168	6.1	Q3 2016	Q1 2017	Q3 2017
	Total	1,671	$80.7
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At December 31, 2016, we had $84,293,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $40,179,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as land associated with the building destroyed in the Edgewater (as defined below) casualty loss not considered a Development Right. Collectively, the land held for development and associated costs for deferred development rights relate to 25 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2016 includes $63,082,000 in original land acquisition costs. The original land acquisition cost per home, after consideration of planned sales of associated outparcels and other real estate, ranged from $24,000 per home in Washington to $51,000 per home in Virginia. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,487 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 18 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for the five remaining Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities. During the next 12 months we expect to commence construction of apartment communities on three of the Development Rights for which we currently own the land, with a carrying basis of $49,584,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2016, we incurred a charge of approximately $4,183,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,409	$481
Metro NY/NJ	9	4,065	1,396
Mid-Atlantic	2	723	217
Pacific Northwest	3	911	238
Northern California	4	904	458
Southern California	1	475	238
Total	25	8,487	$3,028
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

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2016 we acquired land parcels for eight Development Rights, as shown in the table below, for an aggregate investment of $101,372,000. For all of the parcels, construction has either started or is expected to start within the next 12 months.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Easton Easton, MA	290	$64.0	March 2016
2.	Avalon Boonton Boonton, NJ	350	91.2	April 2016
3.	Avalon Belltown Towers Seattle, WA	275	146.9	April 2016
4.	Avalon Somers Somers, NY	152	45.1	June 2016
5.	Avalon Public Market Emeryville, CA	285	139.6	November 2016
6.	Avalon Teaneck Teaneck, NJ	248	70.4	December 2016
7.	Avalon Esterra Park Phase II Redmond, WA	323	89.6	December 2016
8.	Avalon Piscataway Piscataway, NJ	360	89.9	December 2016
	Total	2,283	$736.7
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

Other Land and Real Estate Assets

We own land parcels with a carrying value of $46,958,000, which we do not currently plan to develop, of which $20,846,000 was under contract to be sold as of December 31, 2016 and was disposed of in January 2017. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels we acquired for development and now intend to sell. During 2016, we recognized an aggregate impairment charge of $10,500,000 relating to three ancillary land parcels which we either sold during the year or intend to sell as of the date of this report. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are future indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when capital and real estate markets allow us to realize a portion of the value created over the past business cycle and generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2016 to January 31, 2017, we sold our interest in seven wholly-owned communities, containing 2,051 apartment homes. The aggregate gross sales price for these assets was $522,850,000.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from nuclear liability or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1A. “Risk Factors” of this Form 10-K for a discussion of risks associated with an uninsured property or liability loss.

Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with limits of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. However for communities located in California or Washington, the limit is $150,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. The deductible applicable to losses resulting from earthquakes occurring in California is five percent of the insured value of each damaged building subject to a minimum of $100,000 and a maximum of $25,000,000 per loss.

Our communities are insured for property damage and business interruption losses through a combination of community specific insurance policies and/or coverage provided under a master property insurance policy covering the majority of our communities. The master policy provides a $400,000,000 limit for any single occurrence, subject to certain sublimits and exclusions. Under the master policy we are subject to a $100,000 deductible per occurrence, as well as additional self-insured retention for the next $350,000 of loss, per occurrence, until the aggregate incurred self-insured retention exceeds $1,500,000 for the policy year.

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance policies. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions, and require a self-insured retention of $250,000 per occurrence.

We utilize a wholly-owned captive insurance company to insure certain risks, which includes property damage and resulting business interruption losses and other construction related liability risks. The captive is directly responsible for 12% of the losses incurred by the master property insurance policy, on a per occurrence basis, in excess of any applicable deductibles up to the first $50,000,000 of loss.

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. In January 2015, the President signed the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) which extended a program that is designed to make terrorism insurance available through a federal back-stop program. Certain communities are insured for terrorism related losses through this federal program. We have also purchased private-market insurance for property damage due to terrorism with limits of $600,000,000 per occurrence and in the annual aggregate that includes certain coverages (not covered under TRIPRA) such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions. Our general liability policy provides terrorism coverage through TRIPRA (subject to deductibles and insured limits) for liability to third parties that result from terrorist acts at our communities.

An additional consideration for insurance coverage and potential uninsured losses is mold growth or other environmental contamination. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and our related prevention and remediation activities, please refer to the discussion under Item 1A. “Risk Factors - We may incur costs due to environmental contamination or non-compliance” elsewhere in this report. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

We also carry crime policies (also commonly referred to as a fidelity policy or employee dishonesty policy) and limited cyber liability insurance. The crime policies protect us, up to $30,000,000 per occurrence (subject to sublimits and exclusions), from employee theft of money, securities or property. The limited cyber liability insurance is part of our professional liability coverage and has limits of $15,000,000 per occurrence and in the annual aggregate. The cyber liability coverage protects us from certain claims arising out of data breach, wrongful acts, data privacy issues and media liability.

The amount of insurance we maintain may not be sufficient to cover losses.

Maplewood Casualty Loss

In February 2017, a fire occurred at our Avalon Maplewood Development Community, located in Maplewood, NJ, which was under construction and not yet occupied. We are currently assessing our direct losses resulting from the fire, which could vary based on costs and time to rebuild the portion of the Development Community that was destroyed and/or damaged, as well as our potential liability to third parties who may have incurred damages on account of the fire. While we currently believe that our direct losses and any potential liability to third parties will be substantially covered by our insurance policies, including coverage for the replacement cost of the building, third party claims and business interruption loss, subject to deductibles as well as a self-insured portion of the property insurance for which we are obligated for 12% of the first $50,000,000 in losses, we can give no assurances in this regard and continue to evaluate this matter.

Edgewater Casualty Loss

In January 2015, a fire occurred at our Avalon at Edgewater apartment community located in Edgewater, NJ (“Edgewater”). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. In January 2016, we reached a final settlement with our property and casualty insurers regarding the property damage and lost income related to the Edgewater casualty loss, for which we received aggregate insurance proceeds of $73,150,000, after self-insurance and deductibles. We received $44,142,000 of these recoveries in 2015, and the remaining $29,008,000 in 2016, of which $8,702,000 was recognized as an additional net casualty gain and $20,306,000 as business interruption insurance proceeds.

To date, a number of lawsuits on behalf of former residents have been filed against us, including five purported class actions, 21 individual actions and other subrogation actions by insurers who provided renters insurance to our residents. Having incurred applicable deductibles, we currently believe that all of our remaining liability to third parties will not be material and will in any event be substantially covered by our insurance policies. However, we can give no assurances in this regard and continue to evaluate this matter.

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

The Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims. Through the date of this Form 10-K, of the 229 occupied apartments destroyed in the fire, the residents of approximately 97 units have settled claims with the Company's insurer, and claims from an additional approximate 34 units are being evaluated by the Company's insurer.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a proposed settlement which would provide a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. On December 9, 2016, class counsel re-filed with the court a motion for preliminary approval of this class settlement, and the Company did not oppose such motion. The Company cannot predict when or if the court will approve the settlement. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. Recently, a fifth class action lawsuit was filed against the Company seeking to certify a class on behalf of both buildings and other third parties. The Company removed this action to the same federal court as the other four and is currently seeking to consolidate it with the fourth class action lawsuit (referenced above). In addition to the class action lawsuits described above, 21 lawsuits representing approximately 150 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and 20 of these lawsuits are currently pending. Most of the state court cases have been consolidated by the court and the Company expects all of them to be consolidated shortly. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. There are also five subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company’s position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis and the other four are currently pending in the United States District Court for the District of New Jersey. The District Court recently denied the Company's motion to dismiss which was filed in one of these lawsuits and the Company is currently seeking reconsideration of that decision as well as certification to appeal.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2016 and 2015, as reported by the NYSE. On January 31, 2017 there were 484 holders of record of an aggregate of 137,330,988 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2016			2015
	Sales Price		Dividends declared	Sales Price		Dividends declared
	High	Low		High	Low
Quarter ended March 31	$190.49	$160.66	$1.35	$181.69	$163.81	$1.25
Quarter ended June 30	$192.29	$166.59	$1.35	$176.43	$158.72	$1.25
Quarter ended September 30	$188.00	$168.57	$1.35	$180.24	$158.97	$1.25
Quarter ended December 31	$177.77	$158.32	$1.35	$186.89	$168.83	$1.25

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

In February 2017, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2017 of $1.42 per share, a 5.2% increase over the previous quarterly dividend per share of $1.35. The dividend will be payable on April 17, 2017 to all common stockholders of record as of March 31, 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2016	137	$165.63	—	$200,000
November 1 - November 30, 2016	—	$—	—	$200,000
December 1 - December 31, 2016	102	$168.77	—	$200,000
_________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

(2)
As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents amounts outstanding under the Company's $500,000,000 Stock Repurchase Program. There is no scheduled expiration date to this program.

Information regarding securities authorized for issuance under equity compensation plans is included in the section entitled Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

The following table provides historical consolidated financial, operating and other data for the Company. You should read the table with our Consolidated Financial Statements and the Notes included in this report (dollars in thousands, except per share data).

	For the year ended
	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12
Operating data:
Total revenue	$2,045,255	$1,856,028	$1,685,061	$1,462,921	$1,000,627
Gain on sale of real estate	$384,847	$125,272	$85,415	$240	$280
Income from continuing operations	$1,033,708	$741,733	$659,148	$57,827	$250,431
Total discontinued operations	$—	$—	$38,179	$294,944	$173,131
Net income	$1,033,708	$741,733	$697,327	$352,771	$423,562
Net income attributable to common stockholders	$1,034,002	$742,038	$683,567	$353,141	$423,869

Per Common Share and Share Information:
Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$7.53	$5.54	$4.93	$0.46	$2.57
Discontinued operations attributable to common stockholders	—	—	0.29	2.32	1.77
Net income attributable to common stockholders	$7.53	$5.54	$5.22	$2.78	$4.34
Weighted average shares outstanding—basic (1)	136,928,251	133,565,711	130,586,718	126,855,754	97,416,401

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$7.52	$5.51	$4.92	$0.46	$2.55
Discontinued operations attributable to common stockholders	—	—	0.29	2.32	1.77
Net income attributable to common stockholders	$7.52	$5.51	$5.21	$2.78	$4.32
Weighted average shares outstanding—diluted	137,461,637	134,593,177	131,237,502	127,265,903	98,025,152

Cash dividends declared	$5.40	$5.00	$4.64	$4.28	$3.88

Other Information:
Net income attributable to common stockholders	$1,034,002	$742,038	$683,567	$353,141	$423,869
Depreciation—continuing operations	531,434	477,923	442,682	560,215	243,680
Depreciation—discontinued operations	—	—	—	13,500	16,414
Interest expense, net—continuing operations (2)	194,585	148,879	181,030	238,323	138,099
Interest expense, net—discontinued operations (2)	—	—	—	—	735
Income tax expense	305	1,483	9,368	—	—
EBITDA (3)	$1,760,326	$1,370,323	$1,316,647	$1,165,179	$822,797

Funds from Operations (4)	$1,135,762	$1,083,085	$951,035	$642,814	$521,047
Core Funds from Operations (4)	$1,125,341	$1,016,035	$890,081	$792,888	$532,490
Number of Current Communities (5)	258	259	251	244	180
Number of apartment homes	74,538	75,584	73,963	72,811	52,792

Balance Sheet Information:
Real estate, before accumulated depreciation	$20,776,626	$19,268,099	$17,849,316	$16,800,321	$10,071,342
Total assets	$17,867,271	$16,931,305	$16,140,578	$15,292,922	$11,128,662
Notes payable and unsecured credit facilities, net	$7,030,880	$6,456,948	$6,489,707	$6,110,083	$3,819,617

Cash Flow Information:
Net cash flows provided by operating activities	$1,143,484	$1,056,754	$886,641	$724,315	$540,819
Net cash flows used in investing activities	$(1,037,352)	$(1,199,517)	$(816,760)	$(1,181,174)	$(623,386)
Net cash flows (used in) provided by financing activities	$(291,645)	$33,810	$158,224	$(1,995,404)	$2,199,332

_________________________________

(1)
Amounts do not include unvested restricted shares included in the calculation of Earnings per Share. Please refer to Note 1, “Organization, Basis of Presentation and Significant Accounting Policies—Earnings per Common Share,” of the Consolidated Financial Statements set forth in Item 8 of this report for a discussion of the calculation of Earnings per Share.

(2)	Interest expense, net includes any gain or loss incurred from the extinguishment of debt.

(3)
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

(4)	Refer to “Reconciliation of Non-GAAP Financial Measures” below.

(5)
Current Communities consist of all communities other than those which are still under construction and for which a certificate or certificates of occupancy for the entire community have not been received.

Reconciliation of Non-GAAP Financial Measures

Funds from Operations, or “FFO,” and FFO adjusted for non-core items, or “Core FFO,” as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of our core business operations, Core FFO allows one to compare the core operating performance of the Company year over year. We believe that in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate FFO as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

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

•
expensed acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” of the Consolidated Financial Statements set forth in Item 8 of this report;

•	abandoned pursuits;

•	severance related costs; and

•	other non-core items.

FFO and Core FFO do not represent net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO and Core FFO as calculated by other REITs may not be comparable to our calculations of FFO and Core FFO.

FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is provided in “Cash Flow Information” in the table above.

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (dollars in thousands, except per share data).

	For the year ended
	12/31/16	12/31/15	12/31/14	12/31/13	12/31/12
Net income attributable to common stockholders	$1,034,002	$742,038	$683,567	$353,141	$423,869
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	538,606	486,019	449,769	582,325	265,627
Distributions to noncontrolling interests, including discontinued operations	41	38	35	32	28
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(58,069)	(33,580)	(73,674)	(14,453)	(7,972)
Gain on sale of previously depreciated real estate assets (1)	(374,623)	(115,625)	(108,662)	(278,231)	(146,311)
Gain on acquisition of unconsolidated real estate entity	—	—	—	—	(14,194)
Casualty and impairment (recovery) loss, net on real estate (2) (6)	(4,195)	4,195	—	—	—
FFO attributable to common stockholders	$1,135,762	$1,083,085	$951,035	$642,814	$521,047

Adjusting items:
Joint venture losses (gains) (3)	6,031	(9,059)	(5,194)	35,554	(940)
Impairment loss on real estate (4) (6)	10,500	800	—	—	—
Casualty (gain) loss, net on real estate (5) (6)	(10,239)	(15,538)	—	—	3,321
Business interruption insurance proceeds (7)	(20,565)	(1,509)	(2,494)	(299)	—
Lost NOI from casualty losses covered by business interruption insurance (8)	7,366	7,862	—	—	—
Loss (gain) on extinguishment of consolidated debt	7,075	(26,736)	412	14,921	2,070
Acquisition costs (9)	3,523	3,806	(7,682)	44,052	9,965
Severance related costs	852	1,999	815	3,580	587
Development pursuit and other write-offs	3,662	1,838	2,564	1,506	—
Joint venture promote (10)	(7,985)	(21,969)	(58,128)	—	(4,055)
Gain on sale of other real estate	(10,224)	(9,647)	(490)	(240)	(280)
Legal settlements	(417)	—	—	—	775
Income taxes (11)	—	1,103	9,243	—	—
Loss on interest rate protection agreement	—	—	—	51,000	—
Core FFO attributable to common stockholders	$1,125,341	$1,016,035	$890,081	$792,888	$532,490

Weighted average common shares outstanding - diluted	137,461,637	134,593,177	131,237,502	127,265,903	98,025,152

EPS per common share - diluted	$7.52	$5.51	$5.21	$2.78	$4.32
FFO per common share - diluted	$8.26	$8.05	$7.25	$5.05	$5.32
Core FFO per common share - diluted	$8.19	$7.55	$6.78	$6.23	$5.43
_________________________________

(1)	Amount for 2014 excludes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.

(2)
During 2015, we recognized an impairment on depreciable real estate of $4,195 from the severe winter storms that occurred in our Northeast markets. During 2016, we received insurance proceeds, net of additional costs incurred, of $5,732 related to the winter storms, and recognized $4,195 of this recovery as an offset to the loss recognized in the prior year period. The balance of the net insurance proceeds received in 2016 of $1,537 is recognized as a casualty gain and is included in the reconciliation of FFO to Core FFO.

(3)
Amount for 2016 is primarily composed of our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity and the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund. Amounts for 2014 and 2015 are primarily composed of the Company's proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition. Amount for 2013 includes Archstone Acquisition related costs.

(4)	Amounts include impairment charges relating to ancillary land parcels.

(5)
Amount for 2016 includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss, and $1,537 in insurance proceeds in excess of the total recognized loss related to severe winter storms in our Northeast markets that occurred in 2015. Amount for 2015 includes $44,142 of Edgewater insurance proceeds received partially offset by $28,604 for the write-off of real estate and related costs. Amount for 2012 includes losses incurred related to Superstorm Sandy, and the write-off of certain costs related to a commercial tenant.

(6)
The aggregate impact of (i) casualty and impairment (recovery) loss, net on real estate, (ii) impairment loss on real estate and (iii) casualty (gain) loss, net on real estate for 2016 and 2015 are gains of $3,935 and $10,542, respectively.

(7)	Amount for 2016 is primarily composed of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(8)	Amounts relate to lost NOI resulting from the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in the first quarter of 2016.

(9)
Amount for 2014 is primarily composed of receipts related to communities acquired as part of the Archstone Acquisition for periods prior to the Company’s ownership, which are primarily comprised of property tax and mortgage insurance refunds. Amounts for 2012 and 2013 primarily consist of costs related to the Archstone Acquisition.

(10)
Amount for 2016 is for the recognition of our promoted interest in Fund II. Amount for 2015 is primarily composed of amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay II to eliminate our promoted interest in future distributions. Amount for 2014 relates to our promoted interests from the sale of Avalon Chrystie Place, and the amount for 2012 relates to our promoted interests from the acquisition of our joint venture partner's interest in Avalon Del Rey.

(11)	Amounts for 2015 and 2014 are composed of income taxes on income that was earned in taxable REIT subsidiaries and that is not considered to be a component of primary operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Item 1A. “Risk Factors” of this report.

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-K.

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, lower housing affordability and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets.

Financial Highlights

For the year ended December 31, 2016, net income attributable to common stockholders was $1,034,002,000, an increase of $291,964,000, or 39.3%, over the prior year. The increase is primarily attributable to an increase in NOI from newly developed, acquired and existing operating communities and an increase in real estate sales and related gains. These amounts were partially offset by increases in depreciation and interest expense and a loss on extinguishment of debt in the current year, coupled with a gain on extinguishment of debt in the prior year.

For the year ended December 31, 2016, Established Communities NOI increased by $49,606,000, or 4.8%, over the prior year. The increase was driven by an increase in rental revenue of 4.3%, partially offset by an increase in operating expenses of 3.1% over 2015.

During 2016, we raised approximately $1,668,474,000 of gross capital through the issuance of unsecured notes and the sale of real estate, exclusive of proceeds from the disposition of joint ventures and secured debt assumed in conjunction with acquisitions. The funds raised from the sale of real estate consist of the proceeds from the sale of seven operating communities, one land parcel and ancillary real estate. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our development activity will continue to create long-term value. During 2016, we completed the construction of eight communities containing an aggregate of 1,715 apartment homes for an aggregate total capitalized cost of $510,800,000. We also started the construction of nine communities containing an aggregate of 2,732 apartment homes, which are expected to be completed for an estimated total capitalized cost of $1,588,600,000, including our share of the total capitalized cost for one community being developed within a joint venture in which we own a 55.0% interest. In addition, during 2016 we completed the redevelopment of 10 communities containing an aggregate of 2,739 apartment homes for a total investment of $115,900,000, excluding costs incurred prior to the redevelopment.

During the year ended December 31, 2016, we sold seven wholly-owned operating communities, containing an aggregate of 2,051 apartment homes, for an aggregate sales price of $522,850,000, resulting in an aggregate gain in accordance with GAAP of $370,301,000. We also sold other real estate, primarily composed of one land parcel which was sold to a joint venture in which we own a 55.0% interest, and ancillary real estate, for an aggregate sales price $41,178,000, resulting in an aggregate gain in accordance with GAAP of $10,224,000.

During the year ended December 31, 2016, we acquired five communities containing an aggregate of 1,265 apartment homes and 40,000 square feet of retail space for an aggregate purchase price of $532,350,000. One community, Avalon Clarendon, was a mixed-use development originally acquired through a joint venture. We established separate legal ownership of the residential and retail, office and public parking components of the venture with our venture partner, and as a result consolidated Avalon Clarendon, reporting the operating results of the community as part of our consolidated operations beginning in October 2016. In conjunction with the acquisition of Avalon Hoboken, we assumed a fixed rate secured mortgage note with a principal balance of $67,904,000 and a contractual interest rate of 4.18% maturing in December 2020. In conjunction with the acquisition of Avalon Columbia Pike, we assumed a fixed rate secured mortgage note with a principal balance of $70,507,000 and a contractual interest rate of 3.38% maturing in November 2019.

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

Communities Overview

As of December 31, 2016 we owned or held a direct or indirect ownership interest in 285 apartment communities containing 83,667 apartment homes in 10 states and the District of Columbia, of which 27 communities were under development and four communities were under redevelopment. Of these communities, 16 were owned by entities that were not consolidated for financial reporting purposes, including three owned by subsidiaries of Fund II, seven owned by the U.S. Fund, three owned by the AC JV and one that is being developed within a joint venture. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 25 wholly-owned communities that, if developed as expected, will contain an estimated 8,487 apartment homes.

Our real estate investments consist primarily of Current Communities, Development Communities and Development Rights. Our Current Communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities.

Established Communities are generally consolidated communities that were owned and had stabilized occupancy as of the beginning of the prior year, allowing for a meaningful comparison of operating results between years. Other Stabilized Communities are generally all other completed consolidated communities that have stabilized occupancy during the current year. Lease-Up Communities are consolidated communities where construction has been complete for less than one year and stabilized occupancy has not been achieved. Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is planned to begin during the current year. Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture. A more detailed description of our reportable segments and other related operating information can be found in Note 8, “Segment Reporting,” of our Consolidated Financial Statements.

Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities. Discussions related to current and future cash needs and financing activities can be found under Liquidity and Capital Resources.

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2016, 2015 and 2014 follows (dollars in thousands):

	For the year ended			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenue:
Rental and other income	$2,039,656	$1,846,081	$1,674,011	$193,575	10.5%	$172,070	10.3%
Management, development and other fees	5,599	9,947	11,050	(4,348)	(43.7)%	(1,103)	(10.0)%
Total revenue	2,045,255	1,856,028	1,685,061	189,227	10.2%	170,967	10.1%

Expenses:
Direct property operating expenses, excluding property taxes	406,577	377,317	345,846	29,260	7.8%	31,471	9.1%
Property taxes	204,837	193,499	178,634	11,338	5.9%	14,865	8.3%
Total community operating expenses	611,414	570,816	524,480	40,598	7.1%	46,336	8.8%

Corporate-level property management and other indirect operating expenses	67,038	67,060	60,341	(22)	—%	6,719	11.1%
Investments and investment management expense	4,822	4,370	4,485	452	10.3%	(115)	(2.6)%
Expensed acquisition, development and other pursuit costs, net of recoveries	9,922	6,822	(3,717)	3,100	45.4%	10,539	N/A (1)
Interest expense, net	187,510	175,615	180,618	11,895	6.8%	(5,003)	(2.8)%
Loss (gain) on extinguishment of debt, net	7,075	(26,736)	412	33,811	(126.5)%	(27,148)	N/A (1)
Depreciation expense	531,434	477,923	442,682	53,511	11.2%	35,241	8.0%
General and administrative expense	45,771	42,774	41,425	2,997	7.0%	1,349	3.3%
Casualty and impairment (gain) loss, net	(3,935)	(10,542)	—	6,607	(62.7)%	(10,542)	100.0%
Total other expenses	849,637	737,286	726,246	112,351	15.2%	11,040	1.5%

Equity in income of unconsolidated real estate entities	64,962	70,018	148,766	(5,056)	(7.2)%	(78,748)	(52.9)%
Gain on sale of communities	374,623	115,625	84,925	258,998	224.0%	30,700	36.1%
Gain on sale of other real estate	10,224	9,647	490	577	6.0%	9,157	1,868.8%
Income from continuing operations before taxes	1,034,013	743,216	668,516	290,797	39.1%	74,700	11.2%
Income tax expense	305	1,483	9,368	(1,178)	(79.4)%	(7,885)	(84.2)%

Income from continuing operations	1,033,708	741,733	659,148	291,975	39.4%	82,585	12.5%

Discontinued operations:
Income from discontinued operations	—	—	310	—	—%	(310)	(100.0)%
Gain on sale of discontinued operations	—	—	37,869	—	—%	(37,869)	(100.0)%
Total discontinued operations	—	—	38,179	—	—%	(38,179)	(100.0)%

Net income	1,033,708	741,733	697,327	291,975	39.4%	44,406	6.4%

Net loss (income) attributable to noncontrolling interests	294	305	(13,760)	(11)	(3.6)%	14,065	N/A (1)

Net income attributable to common stockholders	$1,034,002	$742,038	$683,567	$291,964	39.3%	$58,471	8.6%
_________________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $291,964,000, or 39.3%, to $1,034,002,000 in 2016 primarily due to an increase in NOI from newly developed, acquired and existing operating communities and an increase in real estate sales and related gains. These amounts were partially offset by increases in depreciation and interest expense, and a loss on extinguishment of debt in the current year coupled with a gain on extinguishment of debt in the prior year. Net income attributable to common stockholders increased $58,471,000, or 8.6%, to $742,038,000 in 2015 from 2014 primarily due to an increase in NOI from newly developed and existing operating communities, and gains from net insurance recoveries and the extinguishment of debt, partially offset by a decrease in equity in income of unconsolidated real estate entities.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of real estate assets, gain on sale of discontinued operations, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2016, 2015 and 2014 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/16	12/31/15	12/31/14
Net income	$1,033,708	$741,733	$697,327
Indirect operating expenses, net of corporate income	61,403	56,973	49,055
Investments and investment management expense	4,822	4,370	4,485
Expensed acquisition, development and other pursuit costs, net of recoveries	9,922	6,822	(3,717)
Interest expense, net (1)	187,510	175,615	180,618
Loss (gain) on extinguishment of debt, net	7,075	(26,736)	412
General and administrative expense	45,771	42,774	41,425
Equity in income of unconsolidated real estate entities	(64,962)	(70,018)	(148,766)
Depreciation expense (1)	531,434	477,923	442,682
Income tax expense	305	1,483	9,368
Casualty and impairment (gain) loss, net	(3,935)	(10,542)	—
Gain on sale of real estate assets	(384,847)	(125,272)	(85,415)
Gain on sale of discontinued operations	—	—	(37,869)
Income from discontinued operations	—	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations (2)	(17,509)	(34,133)	(49,708)
Net operating income	$1,410,697	$1,240,992	$1,099,587
_________________________________

(1)	Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

(2)	Represents NOI from real estate assets sold or held for sale as of December 31, 2016 that are not classified as discontinued operations.

The NOI increases for both 2016 and 2015, as compared to the prior year, consist of changes in the following categories (dollars in thousands):

	Full Year
	2016	2015
Established Communities	$49,606	$52,763
Other Stabilized Communities (1)	59,022	28,199
Development and Redevelopment Communities	61,077	60,443
Total	$169,705	$141,405
_________________________________

(1)	NOI for the year ended December 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

The increase in our Established Communities' NOI in 2016 and 2015 is due to increased rental rates, partially offset by decreased economic occupancy and increased operating expenses.

Rental and other income increased in both 2016 and 2015 compared to the prior years due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities. The increase for 2016 is also due to business interruption insurance proceeds received due to the final settlement of the Edgewater casualty loss.

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities increased to 67,849 apartment homes for 2016, as compared to 64,211 homes for 2015 and 61,686 homes for 2014. The weighted average monthly revenue per occupied apartment home increased to $2,476 for 2016 as compared to $2,388 in 2015 and $2,254 in 2014.

Established Communities—Rental revenue increased $64,206,000, or 4.3%, to $1,541,034,000 for 2016 from $1,476,828,000 in the prior year. The increase is due to an increase in average rental rates of 4.4% to $2,450 per apartment home, partially offset by a decrease in economic occupancy of 0.1% to 95.5%. Rental revenue increased $66,136,000, or 5.0%, for 2015, as compared to the prior year. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in rental revenue for all of our Established Communities' regions in 2016 as compared to the prior year, as discussed in more detail below.

The Metro New York/New Jersey region accounted for approximately 24.5% of the Established Community rental revenue for 2016 and experienced a rental revenue increase of 2.9% for 2016 over the prior year. Average rental rates increased 2.8% to $2,972 per apartment home, and economic occupancy increased 0.1% to 95.7% for 2016 as compared to 2015. While New York City is absorbing a larger pipeline of new apartment deliveries, suburban markets surrounding the city are more insulated from this new competition, and we expect to see continued growth over the prior year in the Metro New York/New Jersey region in 2017.

The Northern California region accounted for approximately 20.7% of the Established Community rental revenue for 2016 and experienced a rental revenue increase of 6.7% for 2016 over the prior year. Average rental rates increased 6.9% to $2,795 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.2% for 2016 as compared to 2015. We expect slower job growth and elevated levels of new apartment deliveries will temper growth in 2017 relative to prior years.

The Southern California region accounted for approximately 18.9% of the Established Community rental revenue for 2016 and experienced a rental revenue increase of 6.3% for 2016 over the prior year. Average rental rates increased 6.5% to $2,111 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.6% for 2016 as compared to 2015. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results in 2017.

The New England region accounted for approximately 15.5% of the Established Community rental revenue for 2016 and experienced a rental revenue increase of 3.4% for 2016 over the prior year. Average rental rates increased 3.6% to $2,314 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.6% for 2016 as compared to 2015. Stable job growth in the Boston metro area is expected to support apartment demand in 2017. The Fairfield market continues to experience moderate economic growth due to the area’s greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Mid-Atlantic region accounted for approximately 15.2% of the Established Community rental revenue for 2016 and experienced a rental revenue increase of 1.7% for 2016 over the prior year. Average rental rates increased 2.0% to $2,134 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 95.3% for 2016 as compared to 2015. Although new apartment supply will remain elevated, accelerating job growth is expected to support modest growth in 2017.

The Pacific Northwest region accounted for approximately 5.2% of the Established Community rental revenue for 2016 and experienced a rental revenue increase of 6.3% for 2016 over the prior year. Average rental rates increased 6.2% to $2,168 per apartment home, and economic occupancy increased 0.1% to 94.9% for 2016 as compared to 2015. We believe healthy job growth will continue to support favorable operating results in 2017.

Management, development and other fees decreased $4,348,000 or 43.7%, and $1,103,000, or 10.0%, in 2016 and 2015, respectively, as compared to the prior years. The decrease in 2016 was primarily due to lower property and asset management fees earned as a result of dispositions from Fund II and the U.S. Fund, as well as asset management and disposition fees earned in the prior year not present in 2016 from the Residual JV. The decrease in 2015 was primarily due to lower property and asset management fees earned as a result of dispositions from Fund I and Fund II, partially offset by an increase in disposition fees in 2015 related to the sale of communities owned within the Residual JV.

Direct property operating expenses, excluding property taxes increased $29,260,000, or 7.8%, and $31,471,000, or 9.1%, in 2016 and 2015, respectively, as compared to the prior years. The increases in 2016 and 2015 were primarily due to the addition of newly developed and acquired apartment communities. The increase for 2016 was partially offset by a decrease in snow removal and other costs related to the severe winter storms in our Northeast markets that occurred during the first quarter of 2015, which contributed to the increase in the prior year.

For Established Communities, direct property operating expenses, excluding property taxes, increased $7,256,000, or 2.5%, and $8,207,000, or 3.1%, in 2016 and 2015, respectively, as compared to the prior years. The increase in 2016 was primarily due to increased bad debt expense, compensation and community repairs and maintenance costs, partially offset by decreased utility costs and a decrease in snow removal and other costs related to the severe winter storms in our Northeast markets that occurred during the first quarter of 2015. The increase in 2015 was primarily due to increased repairs and maintenance costs, payroll and benefit costs, and insurance costs, as well as snow removal and other costs related to the severe winter storms in our Northeast markets during the first quarter of 2015.

Property taxes increased $11,338,000, or 5.9%, and $14,865,000, or 8.3%, in 2016 and 2015, respectively, as compared to the prior years. The increases in 2016 and 2015 were primarily due to the addition of newly developed and acquired apartment communities, increased assessments across our portfolio and successful appeals and reductions of supplemental taxes in the respective prior years in excess of those recognized in the then current year.

For Established Communities, property taxes increased $6,616,000, or 4.4%, and $3,829,000, or 2.8%, in 2016 and 2015, respectively, as compared to the prior years. The increase in 2016 was primarily due to increased assessments as well as appeals and supplemental tax reversals in the prior year in excess of those recognized in the current year. The increase in 2015 was primarily due to successful appeals and reductions of supplemental taxes in 2014 in excess of those in 2015, related primarily to our West Coast markets. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses decreased $22,000 in 2016, and increased $6,719,000, or 11.1%, in 2015, as compared to the prior years. The increase in 2015 was primarily due to an increase in compensation related costs including certain employee separation costs.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect the costs incurred related to our asset investment activity, abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights, acquisition pursuits and disposition pursuits, offset by any recoveries associated with acquisitions for periods prior to our ownership. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs increased $3,100,000, or 45.4%, and $10,539,000 in 2016 and 2015, respectively, as compared to the prior years. The increase in 2016 was primarily due to costs related to five operating communities acquired in 2016, as well as the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund. The increase in 2015 was primarily due to receipts in 2014 related to communities acquired as part of the Archstone Acquisition for periods prior to our ownership, which are primarily comprised of property tax and mortgage insurance refunds, as well as increased costs associated with the acquisition of real estate and abandonment of pursuits, as compared to the prior year.

Interest expense, net increased $11,895,000, or 6.8%, and decreased $5,003,000, or 2.8%, in 2016 and 2015, respectively, as compared to the prior years. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase in 2016 was due to an increase in outstanding unsecured indebtedness from net issuance activity in 2015 and 2016, as well as an increase in variable interest rates. The decrease in 2015 was primarily due to the repayment of secured indebtedness in 2015 and increased capitalized interest as a result of our increased development activity, partially offset by an increase in outstanding unsecured indebtedness resulting from the issuance of $875,000,000 aggregate principal amount during 2015.

Loss (gain) on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale. The loss of $7,075,000 for 2016 was primarily due to the prepayment penalty associated with the early repayment of $250,000,000 principal amount of 5.70% coupon unsecured notes and the non-cash write-off of deferred financing costs for the variable rate debt secured by Avalon Walnut Creek. The gain of $26,736,000 for 2015 was primarily due to the write-off of unamortized mark to market adjustments, net of unamortized deferred financing costs and any applicable related prepayment penalties associated with the early repayment of certain debt assumed as part of the Archstone Acquisition.

Depreciation expense increased $53,511,000, or 11.2%, and $35,241,000, or 8.0%, in 2016 and 2015, respectively, as compared to the prior years. The increases in 2016 and 2015 were primarily due to the addition of newly developed apartment communities. The increase in 2016 was also due to the addition of newly acquired apartment communities.

General and administrative expense (“G&A”) increased $2,997,000, or 7.0%, and $1,349,000, or 3.3%, in 2016 and 2015, respectively, as compared to the prior years. The increase in 2016 was primarily due to an increase in legal and consulting fees, as well as increased charitable contributions over the prior year. The increase in 2015 was primarily due to legal settlement proceeds received in 2014 not present in 2015, partially offset by a decrease in compensation expense, including severance, in 2015 as compared to the prior year.

Casualty and impairment (gain) loss, net for 2016 consists of property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss and net third-party insurance proceeds related to severe winter storms that occurred in 2015 in our Northeast markets, partially offset by impairment charges recognized for ancillary land parcels. Casualty and impairment (gain) loss, net for 2015 consists of Edgewater insurance proceeds received, partially offset by (i) incident and demolition expenses and the write-off of the net book value of the fixed assets destroyed in the fire at Edgewater, (ii) property and casualty damages incurred across several communities in our Northeast markets related to severe winter storms, and (iii) an impairment charge recognized for a parcel of land sold during 2015.

Equity in income of unconsolidated real estate entities decreased $5,056,000, or 7.2%, and $78,748,000, or 52.9%, in 2016 and 2015, respectively, as compared to the prior years. The decrease in 2016 was primarily due to decreased NOI from the ventures due to disposition activity in 2015 and 2016, as well as amounts received in 2015 for Avalon at Mission Bay II, discussed below, partially offset by increased gains from dispositions in 2016. The decrease in 2015 was primarily due to both gains on, and our promoted interests from, the sale of communities in various ventures, including Avalon Chrystie Place, in 2014 in excess of gains on dispositions in 2015. The decrease in 2015 was partially offset by amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay II to eliminate our promoted interest in future distributions, as well as the settlement of outstanding legal claims and net gains on the sales of communities in various ventures.

Gain on sale of communities increased in 2016 and 2015 as compared to the prior years. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. Prior to our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities was presented in gain on sale of discontinued operations. The gain of $374,623,000 in 2016 was primarily due to gains on the sale of seven wholly-owned operating communities, and the gain of $115,625,000 in 2015 was due to gains on the sale of three wholly-owned operating communities.

Gain on sale of other real estate increased in 2016 and 2015 as compared to the prior years. The gain of $10,224,000 in 2016 was primarily composed of the gain on the land we sold to an unconsolidated joint venture. The gain of $9,647,000 in 2015 was a result of the gain on sale of air rights, representing the right to increase density for future residential development, and two undeveloped land parcels.

Income tax expense decreased by $1,178,000 in 2016 and by $7,885,000 in 2015, as compared to the prior years. The decreases in 2016 and 2015 were primarily due to the timing of federal income tax expense amounts related to dispositions of our direct and indirect interests in certain real estate assets acquired in the Archstone Acquisition, which were owned through a taxable REIT subsidiary.

Income from discontinued operations represents the net income generated by real estate sold and qualifying as discontinued operations during the period from January 1, 2014 through December 31, 2016. Income from discontinued operations decreased in 2015, as compared to the prior year due to the change in accounting guidance for discontinued operations as discussed above.

Gain on sale of discontinued operations decreased in 2015 as compared to the prior year. After our adoption of ASU 2014-08 as of January 1, 2014, gain on sale of communities is presented separately from gain on sale of discontinued operations.

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

We had unrestricted cash and cash equivalents of $214,994,000 at December 31, 2016, a decrease of $185,513,000 from $400,507,000 at December 31, 2015. The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities increased to $1,143,484,000 in 2016 from $1,056,754,000 in 2015. The change was driven primarily by increased NOI from existing and newly developed and acquired communities and the receipt of business interruption insurance proceeds.

Investing Activities—Net cash used in investing activities totaled $1,037,352,000 in 2016. The net cash used was primarily due to:

•	investment of $1,201,026,000 in the development and redevelopment of communities;

•	acquisition of five operating communities for $393,316,000, which includes the assumption of outstanding secured indebtedness with a par value of $138,411,000; and

•	capital expenditures of $72,852,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions of $532,717,000; and

•	net distributions from unconsolidated real estate entities of $101,848,000.

Financing Activities—Net cash used in financing activities totaled $291,645,000 in 2016. The net cash used was primarily due to:

•	payment of cash dividends in the amount of $726,749,000;

•	repayment of unsecured notes in the amount of $504,403,000; and

•	repayment of secured notes in the amount of $165,012,000.

These amounts are partially offset by proceeds from the issuance of unsecured notes in the aggregate amount of $1,122,488,000.

Variable Rate Unsecured Credit Facility

In January 2016, we extended the maturity of the Credit Facility from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, we increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the “Credit Facility Increase”). We may further extend the term for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on our borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (1.60% at January 31, 2017 assuming a one month borrowing rate). The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on our credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, resulting in a fee of approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $45,321,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2017.

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

We were in compliance with these covenants at December 31, 2016.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program (“CEP IV”) under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of December 31, 2016, we had no sales under the program and had not entered into any forward sale agreements. As of January 31, 2017, we had $1,000,000,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During 2015 and 2016, we entered into $1,200,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017. During 2016, we settled $400,000,000 of forward interest rate swap agreements in conjunction with the May 2016 unsecured notes issuance, making a payment of $14,847,000. At maturity of the remaining outstanding forward interest rate swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following debt activity occurred during 2016:

•	In January 2016, in conjunction with the disposition of Eaves Trumbull, Avalon Stratford was substituted as collateral for the outstanding fixed rate mortgage note secured by Eaves Trumbull.

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

•	In September 2016, we repaid $250,000,000 principal amount of our 5.75% coupon unsecured notes at its scheduled maturity.

•
In September 2016, in conjunction with the acquisition of Avalon Columbia Pike, we assumed a fixed rate secured mortgage note with a principal balance of $70,507,000 and a contractual interest rate of 3.38% maturing in November 2019.

•
In October 2016, we issued $300,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $297,117,000. The notes mature in October 2026 and were issued at a 2.90% coupon interest rate.

•
In October 2016, we issued $350,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $345,520,000. The notes mature in October 2046 and were issued at a 3.90% coupon interest rate.

•
In November 2016, we repaid $250,000,000 principal amount of our 5.70% coupon unsecured notes in advance of its March 2017 scheduled maturity, recognizing a charge of $4,614,000, consisting of a prepayment penalty of $4,403,000 and the write-off of deferred financing costs of $211,000.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2016 and 2015 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2015	12/31/2016	2017	2018	2019	2020	2021	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.55%	Apr-2043		15,649	15,420	225	241	257	275	293	14,129
Avalon at Chestnut Hill	6.16%	Oct-2047		39,088	38,564	509	536	566	596	629	35,728
Avalon Westbury	3.81%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				116,937	116,184	734	777	823	871	922	112,057

Variable rate (4)
Avalon at Mountain View	1.47%	Feb-2017	(5)(6)	17,700	17,300	17,300	—	—	—	—	—
Eaves Mission Viejo	1.78%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.65%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	1.98%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.00%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	3.58%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	2.40%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Walnut Creek	1.50%	Mar-2046	(7)	116,000	—	—	—	—	—	—	—
Avalon Walnut Creek	1.50%	Mar-2046	(7)	10,000	—	—	—	—	—	—	—
Avalon Morningside Park	1.85%	May-2046	(3)	100,000	100,000	—	—	—	—	345	99,655
Avalon Clinton North	2.41%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.41%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.32%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	2.30%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.22%	Apr-2028	(6)	44,410	44,410	—	—	—	—	—	44,410
				945,195	818,795	17,300	—	—	—	345	801,150
Conventional loans (2)
Fixed rate
$250 Million unsecured notes	5.89%	Sep-2016	(8)	250,000	—	—	—	—	—	—	—
$250 Million unsecured notes	5.82%	Mar-2017	(9)	250,000	—	—	—	—	—	—	—
$250 Million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	250,000	—	—
$250 Million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	250,000	—
$450 Million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 Million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 Million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	400,000	—	—
$350 Million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 Million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 Million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 Million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 Million unsecured notes	3.35%	May-2026		—	475,000	—	—	—	—	—	475,000
$300 Million unsecured notes	3.01%	Oct-2026		—	300,000	—	—	—	—	—	300,000
$350 Million unsecured notes	3.95%	Oct-2046		—	350,000	—	—	—	—	—	350,000
Avalon Orchards	7.80%	Jul-2033		16,621	16,075	539	577	619	663	710	12,967
Avalon Walnut Creek	4.00%	Jul-2066		3,289	3,420	—	—	—	—	—	3,420
Avalon Mission Oaks	6.04%	May-2019	(10)	19,867	19,545	347	367	18,831	—	—	—
Avalon Stratford	6.02%	May-2019	(11)	38,852	38,221	676	717	36,828	—	—	—
AVA Belltown	6.00%	May-2019		61,769	60,766	1,075	1,140	58,551	—	—	—
Avalon Encino	6.06%	May-2019	(10)	34,441	33,882	599	636	32,647	—	—	—
Avalon Run East	5.95%	May-2019		36,904	36,305	642	681	34,982	—	—	—
Avalon Wilshire	6.18%	May-2019	(10)	62,279	61,268	1,083	1,150	59,035	—	—	—
Avalon at Foxhall	6.06%	May-2019		55,484	54,583	965	1,024	52,594	—	—	—
Avalon at Gallery Place	6.06%	May-2019		43,110	42,410	750	796	40,864	—	—	—
Avalon at Traville	5.91%	May-2019		73,057	71,871	1,271	1,348	69,252	—	—	—
Avalon Bellevue	5.92%	May-2019		25,103	24,695	437	463	23,795	—	—	—
Avalon on the Alameda	5.91%	May-2019		50,754	49,930	883	937	48,110	—	—	—
Avalon at Mission Bay I	5.90%	May-2019		68,890	67,772	1,198	1,272	65,302	—	—	—
AVA Pasadena	4.06%	Jun-2018		11,489	11,287	213	11,074	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(12)	27,176	26,682	26,682	—	—	—	—	—

Eaves Old Town Pasadena	3.36%	Nov-2017	(12)	15,669	14,120	14,120	—	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	(12)	27,411	26,392	26,392	—	—	—	—	—
Archstone Lexington	3.36%	Nov-2017	(12)	—	21,601	21,601	—	—	—	—	—
Avalon Walnut Ridge I	3.36%	Nov-2017	(12)	20,754	—	—	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017	(12)	43,258	41,302	41,302	—	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017	(12)	85,288	69,696	69,696	—	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(12)	76,471	70,854	70,854	—	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(12)	140,332	118,112	118,112	—	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(12)	28,079	25,805	25,805	—	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(12)	83,087	146,696	146,696	—	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017	(12)	104,694	98,732	98,732	—	—	—	—	—
Avalon Russett	3.36%	Nov-2017	(12)	39,972	32,199	32,199	—	—	—	—	—
Avalon San Bruno II	3.85%	Apr-2021		30,514	30,001	468	534	564	591	27,844	—
Avalon Westbury	4.88%	Nov-2036	(3)	18,975	17,745	1,293	1,358	1,426	1,499	1,574	10,595
Archstone Lexington	3.32%	Mar-2016	(13)	16,255	—	—	—	—	—	—	—
Avalon San Bruno III	3.17%	Jun-2020		55,650	54,408	1,093	1,226	1,264	50,825	—	—
Avalon Andover	3.28%	Apr-2018		14,179	13,844	347	13,497	—	—	—	—
Avalon Natick	3.14%	Apr-2019		14,499	14,170	339	349	13,482	—	—	—
Avalon Hoboken	3.55%	Dec-2020	(14)	—	67,904	—	—	—	67,904	—	—
Avalon Columbia Pike	3.24%	Nov-2019	(14)	—	70,019	1,505	1,557	66,957	—	—	—
				5,019,172	5,752,312	707,914	40,703	625,103	771,482	280,128	3,326,982

Variable rate (4)
Avalon Walnut Creek	1.88%	Mar-2046	(7)	8,500	—	—	—	—	—	—	—
Avalon Calabasas	2.41%	Aug-2018	(6)	54,756	53,570	1,225	52,345	—	—	—	—
Avalon Natick	2.69%	Apr-2019	(6)	36,731	35,897	857	884	34,156	—	—	—
Term Loan	2.14%	Mar-2021		300,000	300,000	—	—	—	—	300,000	—
				399,987	389,467	2,082	53,229	34,156	—	300,000	—

Total indebtedness - excluding Credit Facility				$6,481,291	$7,076,758	$728,030	$94,709	$660,082	$772,353	$581,395	$4,240,189
_________________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $36,698 and $29,326 as of December 31, 2016 and 2015, respectively, and deferred financing costs net of premium associated with secured notes of $9,180 as of December 31, 2016, and premium associated with secured notes net of deferred financing costs of $4,983 as of December 31, 2015, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Variable rates are given as of December 31, 2016.

(5)	In February 2017, we repaid this borrowing at its scheduled maturity date.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	In April 2016, we repaid this borrowing at par in advance of its scheduled maturity date.

(8)	In September 2016, we repaid this borrowing pursuant to its scheduled maturity date.

(9)	In November 2016, we repaid this borrowing in advance of its scheduled maturity date.

(10)
In August 2016, Avalon Mission Oaks, Avalon Encino and Avalon Wilshire, were substituted as collateral for the outstanding borrowings secured by Avalon Shrewsbury, Avalon at Freehold and Eaves Nanuet, respectively.

(11)	In January 2016, Avalon Stratford was substituted as collateral for the outstanding borrowing secured by Eaves Trumbull.

(12)
In February 2016, Archstone Lexington was substituted as collateral for the outstanding borrowing secured by Avalon Walnut Ridge I, and the aggregate principal balance from the secured borrowing was reallocated between the communities serving as collateral.

(13)	In February 2016, we repaid this borrowing at par in advance of its maturity date, subsequently substituting the operating community as collateral for another borrowing as discussed in note (12).

(14)	This borrowing was assumed in conjunction with the acquisition of the respective operating community in 2016.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

In 2017, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2017 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

Fund II was established to engage in a real estate acquisition program through a discretionary investment fund. We believe this investment format provides the following attributes: (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multifamily assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $19,737,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest representing the first 20.0% of further Fund II distributions, which are in addition to our share of the remaining 80.0% of distributions. During 2016, we recognized income of $7,985,000 for our promoted interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During 2016, Fund II sold three communities containing an aggregate of 1,514 apartment homes for an aggregate sales price of $382,950,000. Our share of the total gain in accordance with GAAP was $41,501,000. In conjunction with the disposition of these communities, Fund II repaid $156,248,000 of related secured indebtedness in advance of the scheduled maturity dates, which resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which our portion was $1,768,000.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $49,693,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

During 2016, the U.S. Fund sold two communities containing an aggregate of 461 apartment homes for an aggregate sales price of $229,300,000. Our share of the total gain in accordance with GAAP was $16,568,000. In conjunction with the disposition of these communities, the U.S. Fund repaid $94,822,000 of related secured indebtedness in advance of the scheduled maturity dates, which resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which our portion was $2,003,000.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $50,674,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

During 2016, we entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which is currently under construction and expected to contain 265 apartment homes upon completion. We own a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest. AVA North Point is the third phase of a master planned development, the other phases of which are owned through the AC JV. During 2016, we provided the partners of the AC JV the opportunity to acquire the AVA North Point land parcel we owned as required in the ROFO provisions for the AC JV. After certain partners of the AC JV declined to participate, we entered into the new joint venture and sold the land parcel to the venture in exchange for a cash payment and a capital account credit, and we are overseeing the development in exchange for a developer fee. Upon sale of the land parcel, we recognized a gain of $10,621,000.

In May 2016, we entered into a joint venture agreement to facilitate the acquisition of Avalon Clarendon, located in Arlington, VA. Avalon Clarendon is part of a mixed-use development containing residential, retail, office and public parking. We contributed $120,300,000 to the venture for our share of the purchase price. We had shared control of the overall venture, but had all of the rights and obligations associated with the residential component of Avalon Clarendon, containing 300 apartment homes. The joint venture partner had all of the rights and obligations associated with the retail, office and public parking components of the mixed-use development. During September 2016, we established separate legal ownership of the residential and retail, office and public parking components of the venture with our venture partner, and we retained all of the rights and obligations associated with the residential component. After this legal separation, beginning October 2016, we began reporting the operating results of Avalon Clarendon as part of our consolidated operations. In conjunction with the consolidation of Avalon Clarendon, we recorded the consolidated assets at fair value, resulting in a gain of $4,322,000 for the difference between the fair value of Avalon Clarendon and our equity interest at the date of consolidation of $115,848,000, primarily attributable to depreciation recognized during the period the community was owned in the joint venture.

As part of the Archstone Acquisition we entered into a limited liability company agreement with Equity Residential, through which we assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). We have a 40.0% interest in the Legacy JV. During the years ended December 31, 2016, 2015 and 2014, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which our portion was $1,960,000, $14,410,000 and $6,300,000, respectively. At December 31, 2016, the remaining preferred interests had an aggregate liquidation value of $39,921,000, our share of which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets presented elsewhere in this report.

As of December 31, 2016, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting excluding development joint ventures. Refer to Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2016, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Principal Amount	Type	Interest Rate (3)	Maturity Date

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$46,079	$25,239	Fixed	3.64%	Nov 2017
2. Eaves Gaithersburg - Gaithersburg, MD (4)		684	103,180	63,200	Fixed	5.42%	Jan 2018
3. Avalon Watchung - Watchung, NJ		334	66,687	39,569	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	1,366	$215,946	$128,008		4.44%

U.S. Fund
1. Eaves Sunnyvale—Sunnyvale, CA (4)		192	$67,285	$32,839	Fixed	5.33%	Nov 2019
2. Avalon Studio 4121—Studio City, CA		149	56,911	29,474	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay—Marina del Rey, CA (5)		205	77,146	51,300	Fixed	1.56%	Dec 2020
4. Avalon Venice on Rose—Venice, CA		70	57,236	29,734	Fixed	3.28%	Jun 2020
5. Avalon Station 250—Dedham, MA		285	96,310	57,433	Fixed	3.73%	Sep 2022
6. Avalon Grosvenor Tower—Bethesda, MD		237	79,748	44,514	Fixed	3.74%	Sep 2022
7. Avalon Kirkland at Carillon—Kirkland, WA		131	60,747	28,961	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,269	$495,383	$274,255		3.43%

AC JV
1. Avalon North Point—Cambridge, MA (6)		426	$187,272	$111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park—Herndon, VA (6)		392	85,689	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts — Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	$299,766	$162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	$124,931	$103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	18,966	23,307	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	$143,897	$126,307		3.27%

Total Unconsolidated Investments		4,174	$1,154,992	$690,870		4.19%
_________________________________

(1)	Represents total capitalized cost as of December 31, 2016.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of December 31, 2016.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(6)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

Off-Balance Sheet Arrangements

In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest. Additional discussion of these entities can be found in Note 5, “Investments in Real Estate Entities,” of our Consolidated Financial Statements included elsewhere in this report.

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

Contractual Obligations

Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2016 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$7,076,758	$728,030	$754,791	$1,353,748	$4,240,189
Interest on Debt Obligations	1,879,345	252,880	417,256	301,904	907,305
Capital Lease Obligations (1) (2)	68,237	18,874	2,148	2,157	45,058
Operating Lease Obligations (1)	1,314,593	22,818	46,797	41,021	1,203,957
	$10,338,933	$1,022,602	$1,220,992	$1,698,830	$6,396,509
_________________________________

(1)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

(2)	Aggregate capital lease payments include $27,374 in interest costs.

Inflation and Deflation

Substantially all of our apartment leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally minimize our risk from the adverse effect of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore expose us to the effect of a decline in market rents. Similarly, in a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter-term leases.

Federal Income Tax Law Changes and Updates

The following discussion updates the disclosures under “Federal Income Tax Considerations and Consequences of Your Investment” in the prospectus dated February 19, 2015 contained in our Registration Statement on Form S-3 filed with the SEC on February 19, 2015.

The discussion in the last sentence under “Federal Income Tax Considerations and Consequences of Your Investment-Other U.S. Federal Income Tax Withholding and Reporting Requirements” on page 61 is replaced with the following sentence: ‘‘Withholding under this legislation will apply after December 31, 2018 with respect to the gross proceeds of a disposition of property that can produce U.S. source interest or dividends and currently applies with respect to other withholdable payments.’’

The discussion under “Federal Income Tax Considerations and Consequences of Your Investment-Taxation of AvalonBay as a REIT-Ownership of Partnership Interests by a REIT” on page 47 is supplemented by inserting the paragraph below at the end of that subsection:

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

•
For assets we acquired from a C corporation in a carry-over basis transaction, the Act, in conjunction with recently promulgated Treasury Regulations, reduces the recognition period during which we could be subject to corporate tax on any built-in gains recognized on the sale of such assets from 10 years to 5 years.

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1A. “Risk Factors” in this report for further discussion of risks associated with forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” of our Consolidated Financial Statements.

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

If we were to consolidate the joint ventures that we accounted for using the equity method, excluding the Residual JV, at December 31, 2016, our assets would have increased by $827,020,000 and our liabilities would have increased by $706,110,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $45,201,000, $43,943,000 and $37,433,000 for 2016, 2015 and 2014, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2016 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our costs charged to expense would have increased by $4,520,000.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2016 would have decreased by $4,018,000.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code for the year ended December 31, 1994 and have not revoked such election. A corporate REIT is a legal entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income if we distribute 100% of our taxable income to our stockholders over time periods allowed under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes at regular corporate rates (subject to any applicable alternative minimum tax) and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2016, our net income would have decreased by approximately $415,669,000.

Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

Acquisition of Investments in Real Estate

The adoption of ASU 2017-01, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” of the Consolidated Financial Statements set forth in Item 8 of this report, has impacted our accounting framework for the acquisition of investments in real estate. Prior to adoption of ASU 2017-01 on October 1, 2016, we accounted for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which required the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, buildings, furniture, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, we utilized various sources, including our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. We expensed all costs incurred related to acquisitions of operating communities. Subsequent to adoption of ASU 2017-01, we assess each acquisition of an operating community to determine if it meets the definition of a business or if it qualifies as an asset acquisition. We expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in the capitalization of acquisition costs, and the allocation of purchase price to the assets acquired and liabilities assumed based on the relative fair value of the respective assets and liabilities.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2015 and 2016, we entered into $1,200,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2016 and 2017. In May 2016, we settled $400,000,000 of the aggregate outstanding swaps in conjunction with our May 2016 unsecured note issuance. In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2016 and 2015, we had $1,208,262,000 and $1,345,182,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2016 and 2015, our annual interest costs would have increased by approximately $12,901,000 and $14,492,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate principal amount outstanding of $7,076,758,000 at December 31, 2016 had an estimated aggregate fair value of $6,963,089,000 at December 31, 2016. Contractual fixed rate debt represented $5,926,025,000 of the fair value at December 31, 2016. If interest rates had been 100 basis points higher as of December 31, 2016, the fair value of this fixed rate debt would have decreased by approximately $334,076,000.

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

(b)
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 18, 2017.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 18, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 18, 2017, to the extent not set forth below.

The Company maintains the 2009 Stock Option and Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.
The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Option and Incentive Plan (the “1994 Plan”) under which awards were previously made, and the ESPP as of December 31, 2016:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	717,741	(2)	$119.03	(3)	878,622
Equity compensation plans not approved by security holders (4)	—		N/A		692,812
Total	717,741		$119.03	(3)	1,571,434
_________________________________

(1)	Consists of the 2009 Plan and the 1994 Plan.

(2)
Includes 15,541 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2016, 2017 and 2018. Does not include 313,403 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

(3)	Excludes performance awards and deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(4)	Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 9, “Stock-Based Compensation Plans,” of the Consolidated Financial Statements set forth in Item 8 of this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 18, 2017.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 18, 2017.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-4

Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-9

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-41

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

15(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

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
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015. (Incorporated by reference to Exhibit 3(i).3 to Form 10-K of the Company filed on February 26, 2016.)

3(ii).2	—
Amendment to Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 16, 2017. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed on February 21, 2017.)

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

10.5+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.6+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed March 2, 2009.)
10.7+	—	AvalonBay Communities, Inc. Amended and Restated 2009 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 99.1 to Form 8-K of the Company filed February 16, 2016.)
10.8+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.9+	—
Form of Non-Qualified Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)

10.10+	—
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

10.12+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.13+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.14+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.15+	—	The Company's Officer Severance Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 99.2 to Form 8-K of the Company filed February 16, 2016.)
10.16+	—
AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated in full on December 8, 2004. (Incorporated by reference to Exhibit 10.21 to Form 10-K of the Company filed March 2, 2009.)

10.17+	—
Amendment dated February 9, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.23 to Form 10-K of the Company filed February 22, 2013.)

10.18+	—
Amendment, dated December 6, 2006, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.24 to Form 10-K of the Company filed February 22, 2013.)

10.19+	—
Amendment, dated September 20, 2007, to the AvalonBay Communities, Inc. 1994 Stock Incentive Plan, as amended and restated on December 8, 2004. (Incorporated by reference to Exhibit 10.25 to Form 10-K of the Company filed February 22, 2013.)

10.20+	—
Form of AvalonBay Communities, Inc. Non-Qualified Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.26 to Form 10-K of the Company filed February 22, 2013.)

10.21+	—
Form of AvalonBay Communities, Inc. Incentive Stock Option Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.27 to Form 10-K of the Company filed February 22, 2013.)

10.22+	—
Form of AvalonBay Communities, Inc. Employee Stock Grant and Restricted Stock Agreement (1994 Stock Incentive Plan, as Amended and Restated). (Incorporated by reference to Exhibit 10.33 to Form 10-K of the Company filed March 2, 2009.)

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

10.25	—
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

10.26+	—
Rules and Procedures for Non-Employee Directors' Deferred Compensation Program, as adopted on November 20, 2006, as amended on December 11, 2008, February 10, 2010 and November 10, 2010. (Incorporated by reference to Exhibit 10.49 to Form 10-K of the Company filed February 23, 2011.)

10.27+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.28+	—	First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011. (Filed herewith.)
10.29+	—	Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012. (Filed herewith.)
10.30+	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2013.)
10.31+	—	Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 4, 2015.)
10.32+	—
Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units, approved February 11, 2016. (Incorporated by reference to Exhibit 99.4 to Form 8-K of the Company filed February 16, 2016.)

10.33	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.34	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)

10.35	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.36	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.37	—
Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and the parties named therein. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Company filed March 5, 2013.)

10.38	—
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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated changes in stockholders' equity, and (v) notes to consolidated financial statements.

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

AvalonBay Communities, Inc.
Date: February 24, 2017	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2017	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 24, 2017	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 24, 2017	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 24, 2017	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 24, 2017	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 24, 2017	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 24, 2017	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 24, 2017	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 24, 2017	By:	/s/ LANCE R. PRIMIS
Lance R. Primis, Director
Date: February 24, 2017	By:	/s/ PETER S. RUMMELL
Peter S. Rummell, Director
Date: February 24, 2017	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 24, 2017	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 24, 2017	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AvalonBay Communities, Inc.:

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AvalonBay Communities, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 24, 2017

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of AvalonBay Communities, Inc.:

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AvalonBay Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AvalonBay Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AvalonBay Communities, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of AvalonBay Communities, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
February 24, 2017

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/16	12/31/15
ASSETS
Real estate:
Land and improvements	$3,941,250	$3,636,761
Buildings and improvements	14,314,981	13,056,292
Furniture, fixtures and equipment	532,994	458,224
	18,789,225	17,151,277
Less accumulated depreciation	(3,743,632)	(3,303,751)
Net operating real estate	15,045,593	13,847,526
Construction in progress, including land	1,882,262	1,592,917
Land held for development	84,293	484,377
Real estate assets held for sale, net	20,846	17,489
Total real estate, net	17,032,994	15,942,309

Cash and cash equivalents	214,994	400,507
Cash in escrow	114,983	104,821
Resident security deposits	32,071	30,077
Investments in unconsolidated real estate entities	175,116	216,919
Deferred development costs	40,179	37,577
Prepaid expenses and other assets	256,934	199,095
Total assets	$17,867,271	$16,931,305

LIABILITIES AND EQUITY
Unsecured notes, net	$4,463,302	$3,845,674
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	2,567,578	2,611,274
Dividends payable	185,397	171,257
Payables for construction	100,998	98,802
Accrued expenses and other liabilities	274,676	260,005
Accrued interest payable	38,307	40,085
Resident security deposits	57,023	53,132
Liabilities related to real estate assets held for sale	808	553
Total liabilities	7,688,089	7,080,782

Commitments and contingencies

Redeemable noncontrolling interests	7,766	9,997

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2016 and 2015; zero shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2016 and 2015; 137,330,904 and 137,002,031 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,373	1,370
Additional paid-in capital	10,105,654	10,068,532
Accumulated earnings less dividends	94,899	(197,989)
Accumulated other comprehensive loss	(30,510)	(31,387)
Total equity	10,171,416	9,840,526
Total liabilities and equity	$17,867,271	$16,931,305

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/16	12/31/15	12/31/14
Revenue:
Rental and other income	$2,039,656	$1,846,081	$1,674,011
Management, development and other fees	5,599	9,947	11,050
Total revenue	2,045,255	1,856,028	1,685,061

Expenses:
Operating expenses, excluding property taxes	478,437	448,747	410,672
Property taxes	204,837	193,499	178,634
Interest expense, net	187,510	175,615	180,618
Loss (gain) on extinguishment of debt, net	7,075	(26,736)	412
Depreciation expense	531,434	477,923	442,682
General and administrative expense	45,771	42,774	41,425
Expensed acquisition, development and other pursuit costs, net of recoveries	9,922	6,822	(3,717)
Casualty and impairment (gain) loss, net	(3,935)	(10,542)	—
Total expenses	1,461,051	1,308,102	1,250,726

Income from continuing operations before equity in income of unconsolidated real estate entities, gain on sale of communities and other real estate, and taxes	584,204	547,926	434,335

Equity in income of unconsolidated real estate entities	64,962	70,018	148,766
Gain on sale of communities	374,623	115,625	84,925
Gain on sale of other real estate	10,224	9,647	490

Income from continuing operations before taxes	1,034,013	743,216	668,516
Income tax expense	305	1,483	9,368

Income from continuing operations	1,033,708	741,733	659,148

Discontinued operations:
Income from discontinued operations	—	—	310
Gain on sale of discontinued operations	—	—	37,869
Total discontinued operations	—	—	38,179

Net income	1,033,708	741,733	697,327
Net loss (income) attributable to noncontrolling interests	294	305	(13,760)

Net income attributable to common stockholders	$1,034,002	$742,038	$683,567

Other comprehensive income:
(Loss) income on cash flow hedges	(5,556)	5,354	(121)
Cash flow hedge losses reclassified to earnings	6,433	5,774	6,237
Comprehensive income	$1,034,879	$753,166	$689,683

Earnings per common share—basic:
Income from continuing operations attributable to common stockholders	$7.53	$5.54	$4.93
Discontinued operations attributable to common stockholders	—	—	0.29
Net income attributable to common stockholders	$7.53	$5.54	$5.22

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders	$7.52	$5.51	$4.92
Discontinued operations attributable to common stockholders	—	—	0.29
Net income attributable to common stockholders	$7.52	$5.51	$5.21

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2013	—	129,416,695	$—	$1,294	$8,988,723	$(345,254)	$(48,631)	$8,596,132	$3,595	$8,599,727
Net income attributable to common stockholders	—	—	—	—	—	683,567	—	683,567	—	683,567
Loss on cash flow hedges	—	—	—	—	—	—	(121)	(121)	—	(121)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,237	6,237	—	6,237
Change in redemption value of noncontrolling interest	—	—	—	—	—	3,709	—	3,709	—	3,709
Noncontrolling interests income allocation	—	—	—	—	—	—	—	—	14,221	14,221
Noncontrolling interests derecognition	—	—	—	—	—	—	—	—	(17,816)	(17,816)
Dividends declared to common stockholders	—	—	—	—	—	(608,709)	—	(608,709)	—	(608,709)
Issuance of common stock, net of withholdings	—	2,633,687	—	26	339,186	(398)	—	338,814	—	338,814
Amortization of deferred compensation	—	—	—	—	26,776	—	—	26,776	—	26,776
Balance at December 31, 2014	—	132,050,382	—	1,320	9,354,685	(267,085)	(42,515)	9,046,405	—	9,046,405
Net income attributable to common stockholders	—	—	—	—	—	742,038	—	742,038	—	742,038
Income on cash flow hedges	—	—	—	—	—	—	5,354	5,354	—	5,354
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	5,774	5,774	—	5,774
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	(1,088)	2,053	—	965	—	965
Dividends declared to common stockholders	—	—	—	—	—	(673,670)	—	(673,670)	—	(673,670)
Issuance of common stock, net of withholdings	—	4,951,649	—	50	688,677	(1,325)	—	687,402	—	687,402
Amortization of deferred compensation	—	—	—	—	26,258	—	—	26,258	—	26,258
Balance at December 31, 2015	—	137,002,031	—	1,370	10,068,532	(197,989)	(31,387)	9,840,526	—	9,840,526
Net income attributable to common stockholders	—	—	—	—	—	1,034,002	—	1,034,002	—	1,034,002
Loss on cash flow hedges	—	—	—	—	—	—	(5,556)	(5,556)	—	(5,556)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,433	6,433	—	6,433
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	1,489	—	1,489	—	1,489
Dividends declared to common stockholders	—	—	—	—	—	(741,313)	—	(741,313)	—	(741,313)
Issuance of common stock, net of withholdings	—	328,873	—	3	11,982	(1,290)	—	10,695	—	10,695
Amortization of deferred compensation	—	—	—	—	25,140	—	—	25,140	—	25,140
Balance at December 31, 2016	—	137,330,904	$—	$1,373	$10,105,654	$94,899	$(30,510)	$10,171,416	$—	$10,171,416

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/16	12/31/15	12/31/14
Cash flows from operating activities:
Net income	$1,033,708	$741,733	$697,327
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	531,434	477,923	442,682
Amortization of deferred financing costs	7,661	6,871	6,383
Amortization of debt premium	(18,866)	(24,261)	(34,961)
Loss (gain) on extinguishment of debt, net	7,075	(26,736)	412
Amortization of stock-based compensation	15,082	15,321	13,927
Equity in and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	8,870	12,225	4,906
Casualty and impairment (gain) loss, net	(3,935)	(17,303)	—
Abandonment of development pursuits	1,743	—	1,455
Cash flow hedge losses reclassified to earnings	6,433	5,774	6,237
Gain on sale of real estate assets	(442,916)	(158,852)	(255,300)
(Increase) decrease in cash in operating escrows	(8,226)	(11,837)	55
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(5,403)	12,783	(3,441)
Increase in accrued expenses, other liabilities and accrued interest payable	10,824	23,113	6,959
Net cash provided by operating activities	1,143,484	1,056,754	886,641

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,201,026)	(1,569,326)	(1,241,832)
Acquisition of real estate assets, including partnership interest	(393,316)	—	(47,000)
Capital expenditures - existing real estate assets	(66,971)	(48,170)	(46,902)
Capital expenditures - non-real estate assets	(5,881)	(7,695)	(5,923)
Proceeds from sale of real estate, net of selling costs	532,717	282,163	297,466
Increase in cash in deposit escrows	(5,000)	—	—
Insurance proceeds for property damage claims	17,196	44,142	—
Mortgage note receivable lending	(19,115)	—	—
Mortgage note receivable payment	—	—	21,748
Increase (decrease) in payables for construction	2,196	(3,230)	7,400
Distributions from unconsolidated real estate entities	111,598	109,181	203,945
Investments in unconsolidated real estate entities	(9,750)	(6,582)	(5,662)
Net cash used in investing activities	(1,037,352)	(1,199,517)	(816,760)

Cash flows from financing activities:
Issuance of common stock, net	15,526	690,184	346,134
Dividends paid	(726,749)	(655,248)	(593,643)
Issuance of mortgage notes payable	—	—	53,000
Repayments of mortgage notes payable, including prepayment penalties	(165,012)	(850,963)	(32,859)
Issuance of unsecured notes	1,122,488	873,088	550,000
Repayment of unsecured notes, including prepayment penalties	(504,403)	—	(150,000)
Payment of deferred financing costs	(16,240)	(7,343)	(7,820)
Redemption of noncontrolling interest and units for cash by minority partners	—	(1,088)	—
Payment for termination of forward interest rate swaps	(14,847)	—	—
Distributions to DownREIT partnership unitholders	(41)	(38)	(26)
Distributions to joint venture and profit-sharing partners	(407)	(372)	(262)
Preferred interest obligation redemption and dividends	(1,960)	(14,410)	(6,300)
Net cash (used in) provided by financing activities	(291,645)	33,810	158,224

Net (decrease) increase in cash and cash equivalents	(185,513)	(108,953)	228,105

Cash and cash equivalents, beginning of year	400,507	509,460	281,355
Cash and cash equivalents, end of year	$214,994	$400,507	$509,460

Cash paid during the year for interest, net of amount capitalized	$194,059	$188,782	$191,966

See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2016:

•
As described in Note 4, “Equity,” 197,018 shares of common stock were issued as part of the Company's stock based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 81,400 shares valued at $13,217,000 were issued in connection with new stock grants; 44,327 shares valued at $3,894,000 were issued in conjunction with the conversion of deferred stock awards; 2,396 shares valued at $424,000 were issued through the Company’s dividend reinvestment plan; 53,453 shares valued at $8,356,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,262 restricted shares with an aggregate value of $694,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $185,397,000.

•
The Company recorded a decrease of $1,489,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•
The Company recorded an increase in prepaid expenses and other assets and a corresponding gain to other comprehensive income of $12,085,000, and reclassified $6,433,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company assumed fixed rate indebtedness with a principal amount of $67,904,000 in conjunction with the acquisition of Avalon Hoboken.

•	The Company assumed fixed rate indebtedness with a principal amount of $70,507,000 in conjunction with the acquisition of Avalon Columbia Pike.

•
The Company completed the construction of and sold an affordable restricted apartment building, containing 77 apartment homes, which is adjacent to one of the Company's Development Communities. The Company received a mortgage note in the amount of $18,643,000 as consideration for the sale, which is secured by the underlying real estate. See Note 6, “Real Estate Disposition Activities,” for further discussion.

During the year ended December 31, 2015:

•
The Company issued 157,779 shares of common stock as part of the Company's stock based compensation plans, of which 95,826 shares related to the conversion of performance awards to restricted shares, and the remaining 61,953 shares valued at $10,720,000 were issued in connection with new stock grants; 46,589 shares valued at $3,552,000 were issued in conjunction with the conversion of deferred stock awards; 2,142 shares valued at $372,000 were issued through the Company’s dividend reinvestment plan; 45,090 shares valued at $5,979,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 1,529 restricted shares with an aggregate value of $726,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

•
The Company recognized a charge of $26,039,000 to write off the net book value of the fixed assets destroyed by the fire that occurred in 2015 at Avalon at Edgewater (“Edgewater”) and winter storm damage.

•
The Company recognized a capital lease associated with a parking garage adjacent to a Development Community, recording a capital lease obligation of $3,299,000 in accrued expenses and other liabilities, with a corresponding asset to buildings and improvements.

During the year ended December 31, 2014:

•
The Company issued 115,163 shares of common stock as part of the Company's stock based compensation plan, of which 16,209 shares related to the conversion of performance awards to restricted shares, and the remaining 98,954 shares valued at $12,799,000 were issued in connection with new stock grants; 2,434 shares valued at $335,000 were issued through the Company’s dividend reinvestment plan; 55,523 shares valued at $4,746,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,970 restricted shares with an aggregate value of $2,938,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $153,207,000.

•
The Company recorded a decrease of $3,709,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company recorded a decrease in prepaid expenses and other assets and a corresponding loss to other comprehensive income of $121,000 and reclassified $6,237,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•	The Company derecognized $17,816,000 in noncontrolling interest in conjunction with the deconsolidation of an AvalonBay Value Added Fund, L.P. (“Fund I”) subsidiary.

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

At December 31, 2016, the Company owned or held a direct or indirect ownership interest in 258 operating apartment communities containing 74,538 apartment homes in 10 states and the District of Columbia, of which four communities containing 1,671 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 27 communities under development that are expected to contain an aggregate of 9,129 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 25 communities that, if developed as expected, will contain an estimated 8,487 apartment homes (unaudited).

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

The Company accounts for joint venture entities and subsidiary partnerships in accordance with the consolidation guidance. The Company evaluates the partnership of each joint venture entity and determines first whether to follow the variable interest entity (“VIE”) or the voting interest entity (“VOE”) model. Once the appropriate consolidation model is identified, the Company then evaluates whether it should consolidate the venture. Under the VIE model, the Company consolidates an investment when it has control to direct the activities of the venture and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, the Company consolidates an investment when 1) it controls the investment through ownership of a majority voting interest if the investment is not a limited partnership or 2) it controls the investment through its ability to remove the other partners in the investment, at its discretion, when the investment is a limited partnership.

The Company generally uses the equity method of accounting for its investment in joint ventures, under all other potential scenarios, including where the Company holds a noncontrolling limited partner interest in a joint venture. Any investment in excess of the Company's cost basis at acquisition or formation of an equity method venture, will be recorded as a component of the Company's investment in the joint venture and recognized over the life of the underlying fixed assets of the venture as a reduction to its equity in income from the venture. Investments in which the Company has little or no influence are accounted for using the cost method.

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

Real Estate

Operating real estate assets are stated at cost and consist of land and improvements, buildings and improvements, furniture, fixtures and equipment, and other costs incurred during their development, redevelopment and acquisition. Significant expenditures which improve or extend the life of an existing asset and that will benefit the Company for periods greater than a year, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The Company generally expenses purchases of personal property made for replacement purposes.

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

For land parcels improved with operating real estate, for which the Company intends to pursue development, the Company generally manages the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on land parcels in excess of any incremental costs are recorded as a reduction of total capitalized costs of the respective Development Right and not as part of net income.

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

The adoption of ASU 2017-01 is expected to impact the Company's accounting framework for the acquisition of operating communities. Prior to adoption of ASU 2017-01 on October 1, 2016, the acquisition of an operating community was viewed as an acquisition of a business, and the Company identified and recorded each asset acquired and liability assumed in such transaction at its estimated fair value at the date of acquisition. The purchase price allocation to tangible assets, such as land and improvements, buildings and improvements, and furniture, fixtures and equipment, and the in-place lease intangible assets, was reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company expensed all costs incurred related to acquisitions of operating communities. The Company valued land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land were valued using a replacement cost approach and consider the structures and amenities included for the communities. The approach applied industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value for furniture, fixtures and equipment was also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and was adjusted for estimated depreciation. The fair value of buildings acquired was estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considered the composition of structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation was made considering industry standard information, depreciation curves for the identified asset classes and estimated useful life of the acquired property. The value of the acquired lease-related intangibles considered the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value was determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time. The lease-up period for an apartment community was assumed to be 12 months to achieve stabilized occupancy. Net revenues used market rent considering actual leasing and industry rental rate data. The value of current leases relative to a market-rate lease was based on market rents obtained for market comparables, and considered a market derived discount rate. Given the significance of unobservable inputs used in the value of real estate assets acquired, the Company classified them as Level 3 prices in the fair value hierarchy. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed.

Subsequent to adoption of ASU 2017-01, the Company assesses each acquisition of an operating community to determine if it meets the definition of a business or if it qualifies as an asset acquisition. The Company expects that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in the capitalization of acquisition costs, and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to 30 years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes

As of December 31, 2016 and 2015, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2013 through 2015.

The Company elected to be taxed as a REIT under the Code for its tax year ended December 31, 1994 and has not revoked such election. A corporate REIT is a legal entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT the Company generally will not be subject to corporate level federal income tax on taxable income if it distributes 100% of its taxable income over the time period allowed under the Code to its stockholders. The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the exemption from income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2016, 2015 and 2014. In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company incurred income tax expense of $305,000, $1,483,000 and $9,368,000 in 2016, 2015 and 2014, respectively, associated primarily with activities transacted through a TRS.

The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2016, 2015 and 2014 (unaudited, dollars in thousands):

	2016 Estimate	2015 Actual	2014 Actual
Net income attributable to common stockholders	$1,034,002	$742,038	$683,567
GAAP gain on sale of communities (in excess of) less than tax gain	(204,767)	(20,900)	22,127
Depreciation/amortization timing differences on real estate	(10,183)	(24,657)	(10,735)
Amortization of debt/mark to market interest	(19,763)	(64,676)	(38,202)
Tax compensation expense less than (in excess of) GAAP	5,592	(1,244)	(5,252)
Casualty and impairment (gain) loss, net	(3,935)	(10,542)	—
Other adjustments	(10)	(12,829)	14,323
Taxable net income	$800,936	$607,190	$665,828

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2016, 2015 and 2014 (unaudited):

	2016	2015	2014
Ordinary income	68%	83%	62%
20% capital gain	26%	12%	29%
Unrecaptured §1250 gain	6%	5%	9%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $14,008,000 and $11,995,000 as of December 31, 2016 and 2015, respectively, and related to mortgage notes payable was $10,562,000 and $12,315,000 as of December 31, 2016 and 2015, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $6,490,000 and $4,967,000 as of December 31, 2016 and 2015, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended
	12/31/16	12/31/15	12/31/14
Basic and diluted shares outstanding
Weighted average common shares—basic	136,928,251	133,565,711	130,586,718
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	525,886	1,019,966	643,284
Weighted average common shares—diluted	137,461,637	134,593,177	131,237,502

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$1,034,002	$742,038	$683,567
Net income allocated to unvested restricted shares	(2,610)	(1,774)	(1,523)
Net income attributable to common stockholders, adjusted	$1,031,392	$740,264	$682,044

Weighted average common shares—basic	136,928,251	133,565,711	130,586,718

Earnings per common share—basic	$7.53	$5.54	$5.22

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$1,034,002	$742,038	$683,567
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	41	38	35
Adjusted net income attributable to common stockholders	$1,034,043	$742,076	$683,602

Weighted average common shares—diluted	137,461,637	134,593,177	131,237,502

Earnings per common share—diluted	$7.52	$5.51	$5.21

Dividends per common share	$5.40	$5.00	$4.64

All options to purchase shares of common stock outstanding as of December 31, 2016, 2015 and 2014 are included in the computation of diluted earnings per share.

The Company is required to estimate the forfeiture of stock options and recognize compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2016 was 0.8% and is based on the average forfeiture activity over a period equal to the estimated life of the stock options. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2016, 2015 and 2014. As discussed under "Recently Issued and Adopted Accounting Standards," the Company will adopt the provision of ASU 2016-09 and recognize forfeitures as they occur beginning in 2017.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $4,183,000, $3,016,000 and $3,964,000 during the years ended December 31, 2016, 2015 and 2014, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage in 2016 and 2015 discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the year ended December 31, 2016, the Company recognized $10,500,000 of aggregate impairment charges related to three ancillary land parcels for which the Company has either sold or intends to sell. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and is included in casualty and impairment (gain) loss, net on the accompanying Consolidated Statements of Comprehensive Income. The Company did not recognize any material impairment charges on its investment in land during the years ended December 31, 2015 and 2014.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2016, 2015 or 2014.

Casualty Gains and Losses

In January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community located in Edgewater, NJ. Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. See Note 7, “Commitments and Contingencies,” for discussion of the related legal matters.

During the year ended December 31, 2016, the Company reached a final insurance settlement for the Company's property damage and lost income for the Edgewater casualty loss, for which it received aggregate insurance proceeds for Edgewater of $73,150,000, after self-insurance and deductibles, as discussed below.

During the year ended December 31, 2015, the Company received $44,142,000 in insurance proceeds, which were partially offset by casualty charges of $21,844,000 to write off the net book value of the building destroyed by the fire at Edgewater, and $6,760,000 to record demolition and additional incident expenses, resulting in a net casualty gain of $15,538,000. During the year ended December 31, 2016, the Company received the final $29,008,000 of insurance proceeds, of which $8,702,000 was recognized as an additional net casualty gain and $20,306,000 as business interruption insurance proceeds. The Company reported the net casualty gains from each of the respective years as casualty and impairment (gain) loss, net on the accompanying Consolidated Statements of Comprehensive Income, and reported the business interruption insurance proceeds as a component of rental and other income on the accompanying Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms, for which the Company recorded an impairment due to a casualty loss of $4,195,000. During the year ended December 31, 2016, the Company recorded a net casualty gain related to the 2015 severe winter storms of $5,732,000, which is comprised of $8,493,000 in third-party insurance proceeds received, partially offset by incremental costs of $2,761,000. These amounts are included in casualty and impairment (gain) loss, net on the accompanying Consolidated Statements of Comprehensive Income.

The Company did not incur a casualty loss in 2014.

A casualty loss may also result in lost operating income from one or more communities that is covered by the Company’s business interruption insurance policies. The Company recognizes income for amounts received under its business interruption insurance policies as a component of rental and other income in the Consolidated Statements of Comprehensive Income. Revenue is recognized upon resolution of all contingencies related to the receipt, typically upon written confirmation by the insurer or receipt of the actual proceeds. The Company recognized $20,564,000, of which $20,306,000 was related to the Edgewater casualty loss, $1,509,000 and $2,494,000 in income related business interruption insurance proceeds for the years ended December 31, 2016, 2015 and 2014, respectively.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Subsequent to the adoption of ASU 2014-08 on January 1, 2014, as discussed under "Recently Issued and Adopted Accounting Standards," disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations will not have any impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had two ancillary land parcels that qualified as held for sale presentation at December 31, 2016.

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests are comprised of potential future obligations of the Company, which allow the investors holding the noncontrolling interest to require the Company to purchase their interest. The Company classifies obligations under the redeemable noncontrolling interests at fair value, with a corresponding offset for changes in the fair value recorded in accumulated earnings less dividends. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interest's initial basis. The redeemable noncontrolling interests are presented outside of permanent equity as settlement in shares of the Company's common stock, where permitted, may not be within the Company's control. The nature and valuation of the Company's redeemable noncontrolling interests are discussed further in Note 11, “Fair Value.”

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net.  For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the effective portion of cumulative changes in the fair value of Hedging Derivatives in other comprehensive income (loss).  Amounts recorded in other comprehensive income (loss) will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years' notes to financial statements to conform to current year presentations as a result of changes in held for sale classification and disposition activity.

Recently Issued and Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-01-Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist in determining when a set of transferred assets is a business. The guidance states that if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction is an asset acquisition and not a business combination. If the fair value of the gross assets acquired is not concentrated into a single asset or group of similar assets, the acquired assets are viewed as a business combination only if they include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The guidance will be effective in the first quarter of 2018 and allows for early adoption of transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company adopted the guidance as of October 1, 2016 and did not acquire any businesses during the fourth quarter of 2016. The adoption of the standard did not have a material effect on the Company’s financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash, which requires statements of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard requires a retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, distributions received from equity method investees and separately identifiable cash flows and application of the predominance principle. The new standard requires a retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company will adopt the new standard effective January 1, 2017, and does not anticipate that the new standard will have a material effect on its financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures. Upon adoption of the standard, the Company will elect to account for forfeitures when they occur instead of estimating the forfeitures. The Company will adopt this guidance effective January 1, 2017, using the modified retrospective approach. The Company does not anticipate that the new standard to have a material effect on its financial position or results of operations.

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

ASU 2016-02 provides for transition relief, which includes not electing to (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. The Company anticipates adoption of the standard to have a material impact on its financial position and results of operations resulting from the recognition of the right to use asset and corresponding lease obligation for its long-term ground leases, currently accounted for as operating leases. The Company will continue to assess the impact of the new standard.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern. The standard was effective in the fourth quarter of 2016 for the Company. The standard did not have a material effect on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14.

Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company's other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, other income from residents determined not to be within the scope of ASU 2016-02 and gains and losses from real estate dispositions. The Company will continue to assess the impact of the new standard and anticipates adoption as of January 1, 2018 using the modified retrospective approach.

In April 2014, the FASB issued ASU 2014-08, guidance updating the accounting and reporting for discontinued operations, under which only disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations. The standard also requires expanded disclosures about dispositions that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations, as well as disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The standard was effective in the first quarter of 2015 and the Company adopted the guidance as of January 1, 2014.

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $78,872,000, $79,834,000 and $69,961,000 for years ended December 31, 2016, 2015 and 2014, respectively.

3. Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loan (the “Term Loan”) and Credit Facility, as defined below, as of December 31, 2016 and 2015 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2016 and 2015, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	12/31/16	12/31/15
Fixed rate unsecured notes (1)	$4,200,000	$3,575,000
Term Loan	300,000	300,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	1,668,496	1,561,109
Variable rate mortgage notes payable—conventional and tax-exempt (2)	908,262	1,045,182
Total mortgage notes payable and unsecured notes	7,076,758	6,481,291
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$7,076,758	$6,481,291
_________________________________

(1)
Balances at December 31, 2016 and 2015 exclude $8,930 and $7,601, respectively, of debt discount, and $27,768 and $21,725, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Consolidated Balance Sheets.

(2)
Balances at December 31, 2016 and 2015 exclude $1,866 and $19,686, respectively, of debt premium, and $11,046 and $14,703, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2016:

•	In January 2016, in conjunction with the disposition of Eaves Trumbull, Avalon Stratford was substituted as collateral for the outstanding fixed rate mortgage note secured by Eaves Trumbull.

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

•	In September 2016, the Company repaid $250,000,000 principal amount of its 5.75% coupon unsecured notes at its scheduled maturity.

•
In September 2016, in conjunction with the acquisition of Avalon Columbia Pike, the Company assumed a fixed rate secured mortgage note with a principal balance of $70,507,000 and a contractual interest rate of 3.38% maturing in November 2019.

•
In October 2016, the Company issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $297,117,000. The notes mature in October 2026 and were issued at a 2.90% coupon interest rate.

•
In October 2016, the Company issued $350,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $345,520,000. The notes mature in October 2046 and were issued at a 3.90% coupon interest rate.

•
In November 2016, the Company repaid $250,000,000 principal amount of its 5.70% coupon unsecured notes in advance of its March 2017 scheduled maturity, recognizing a charge of $4,614,000, consisting of a prepayment penalty of $4,403,000 and the write-off of deferred financing costs of $211,000.

In January 2016, the Company extended the maturity of its revolving variable rate unsecured credit facility (the “Credit Facility”) from April 2017 to April 2020, and amended other provisions in the Credit Facility. In addition, pursuant to an option available under the terms of the Credit Facility, with the approval of the syndicate of lenders, the Company increased the aggregate facility size from $1,300,000,000 to $1,500,000,000 (the “Credit Facility Increase”). The Company may further extend the term for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. In connection with the Credit Facility Increase, the applicable margin over reference rates used to determine the applicable interest rates on the Company's borrowings from time to time decreased. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (1.60% at December 31, 2016), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.80% to LIBOR plus 1.55% based on the Company's credit ratings. In addition, a competitive bid option is available for borrowings up to 65% of the Credit Facility amount, which allows banks that are part of the lender consortium to bid to make loans at a rate that is lower than the stated rate if market conditions allow. In connection with the Credit Facility Increase, the annual facility fee was also amended to lower the fee to 0.125% from 0.15%, resulting in a fee of approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $46,711,000 and $43,049,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2016 and 2015, respectively.

In the aggregate, secured notes payable mature at various dates from February 2017 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,460,572,000, excluding communities classified as held for sale, as of December 31, 2016).

As of December 31, 2016, the Company has guaranteed a $100,000,000 mortgage note payable held by a wholly-owned subsidiary; such mortgage note payable is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate mortgage notes payable (conventional and tax-exempt) was 4.4% and 4.6% at December 31, 2016 and 2015, respectively. The weighted average interest rate of the Company's variable rate mortgage notes payable (conventional and tax exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 2.3% and 1.8% at December 31, 2016 and 2015, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2016 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2017	$18,539	$709,491	$—	N/A
2018	17,793	76,916	—	N/A
2019	4,696	655,386	—	N/A
2020	3,624	118,729	250,000	6.100%
			400,000	3.625%
2021	3,551	27,844	250,000	3.950%
			300,000	LIBOR + 1.450%
2022	3,795	—	450,000	2.950%
2023	4,040	—	350,000	4.200%
			250,000	2.850%
2024	4,310	—	300,000	3.500%
2025	4,585	84,835	525,000	3.450%
			300,000	3.500%
2026	4,859	—	475,000	2.950%
			300,000	2.900%
Thereafter	213,685	620,080	350,000	3.900%
	$283,477	$2,293,281	$4,500,000

The Company's unsecured notes are redeemable at the Company's option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 20 and 45 basis points depending on the specific series of unsecured notes, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued, the Company's Credit Facility agreement and the Company's Term Loan agreement contain limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2016.

4. Equity

As of December 31, 2016 and 2015, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2016, the Company:

i.	issued 131,499 shares of common stock in connection with stock options exercised;

ii.	issued 2,396 common shares through the Company's dividend reinvestment plan;

iii.	issued 197,018 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 44,327 common shares in conjunction with the conversion of deferred stock awards;

v.	withheld 53,453 common shares to satisfy employees' tax withholding and other liabilities;

vi.	issued 11,348 shares through the Employee Stock Purchase Plan; and

vii.	canceled 4,262 shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the year ended December 31, 2016 is not reflected on the Company’s Consolidated Balance Sheet as of December 31, 2016, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program (“CEP IV”) under which the Company may sell up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows the Company to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of its common stock. The Company will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. In 2016, the Company had no sales under the program and did not enter into any forward sale agreements.

5. Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” under Principles of Consolidation. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

As of December 31, 2016, the Company had investments in the following real estate entities:

•
AvalonBay Value Added Fund II, L.P. (“Fund II”)—In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operates communities in the Company's markets. Fund II served as the exclusive vehicle through which the Company acquired investment interests in apartment communities, subject to certain exceptions, through the close of its investment period in August 2011. Fund II has six institutional investors, including the Company. One of the Company's wholly owned subsidiaries is the general partner of Fund II and at December 31, 2016, excluding costs incurred in excess of equity in the underlying net assets of Fund II, the Company has an equity investment of $19,737,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest.

During 2016, Fund II sold three communities containing an aggregate of 1,514 apartment homes:

•	Eaves Rancho San Diego, located in El Cajon, CA, for $158,000,000,

•	Eaves Tustin, located in Tustin, CA, for $163,550,000, and

•	Eaves Rockville, located in Rockville, MD, for $61,400,000.

The Company's proportionate share of the gain in accordance with GAAP for the three dispositions was $41,501,000. In conjunction with the disposition of these communities, Fund II repaid $156,248,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which the Company’s portion was $1,768,000 and was reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The Company has an equity interest of 31.3% in Fund II, and upon achievement of a threshold return the Company has a right to incentive distributions for its promoted interest representing the first 20.0% of further Fund II distributions, which are in addition to its share of the remaining 80.0% of distributions. During the year ended December 31, 2016, the Company recognized income of $7,985,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

Subsidiaries of Fund II have four loans secured by individual assets with aggregate amounts outstanding of $128,008,000, with maturity dates that vary from November 2017 to April 2019. The mortgage loans are payable by the subsidiaries of Fund II from operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed repayment of this debt, nor does the Company have any obligation to fund this debt should Fund II be unable to do so.

•
Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. The U.S. Fund has six institutional investors, including the Company. The Company is the general partner of the U.S. Fund and, at December 31, 2016 excluding costs incurred in excess of equity in the underlying net assets of the U.S. Fund, the Company has an equity investment of $49,693,000 (net of distributions), representing a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition.

During 2016, the U.S. Fund sold two communities containing an aggregate of 461 apartment homes:

•	Archstone Boca Town Center, located in Boca Raton, FL, for $56,300,000, and

•	Avalon Kips Bay, located in New York, NY, for $173,000,000.

The Company's proportionate share of the gain in accordance with GAAP for the two dispositions was $16,568,000. In conjunction with the disposition of these communities, the U.S. Fund repaid $94,822,000 of related secured indebtedness in advance of the scheduled maturity dates. This resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which the Company’s portion was $2,003,000 and was reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

Subsidiaries of the U.S. Fund have eight loans secured by individual assets with aggregate amounts outstanding of $274,255,000, with maturity dates that vary from February 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the U.S. Fund, nor does the Company have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
Multifamily Partners AC JV LP (the “AC JV”)—The AC JV is a joint venture that was formed in 2011 and has four institutional investors, including the Company. Excluding costs incurred in excess of equity in the underlying net assets of the AC JV, at December 31, 2016 the Company has an equity investment of $50,674,000 (net of distributions), representing a 20.0% equity interest. The Company acquired its interest in the AC JV as part of the Archstone Acquisition.

The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The ROFO restriction expires in 2019.

As of December 31, 2016, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in August 2021, and which were made by the investors in the venture, including the Company, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. The Company has not guaranteed the debt of the AC JV, nor does the Company have any obligation to fund this debt should the AC JV be unable to do so.

•
MVP I, LLC—In December 2004, the Company entered into a joint venture agreement with an unrelated third-party for the development of Avalon at Mission Bay II. Construction of Avalon at Mission Bay II, a 313 apartment-home community located in San Francisco, California, was completed in December 2006. The Company holds a 25.0% equity interest in the venture. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement.

During 2015, the Company received $20,680,000 from the joint venture partner associated with MVP I, LLC, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest from associated distributions for future return calculations. Before this modification to the joint venture agreement, the Company had the right to 45.0% of distributions after achievement of a threshold return, which was achieved in 2015, up to the date the joint venture agreement was modified, as well as in 2014. Subsequent to the modification, earnings and distributions are based on the Company's 25.0% equity interest in the venture.

•
Brandywine Apartments of Maryland, LLC (“Brandywine”)—Brandywine owns a 305 apartment home community located in Washington, D.C. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. The Company holds a 28.7% equity interest in Brandywine.

Brandywine has an outstanding $23,307,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•
Residual JV—Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential have substantially divested (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).  The Residual Assets included a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”), a joint venture which disposed the last of its communities in 2015, as well as various licenses, insurance policies, contracts, office leases and other miscellaneous assets.

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

•
Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2016, 2015 and 2014, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which the Company's portion was $1,960,000, $14,410,000 and $6,300,000, respectively. At December 31, 2016, the remaining preferred interests had an aggregate liquidation value of $39,921,000, the Company's share of which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

•
Sudbury Development, LLC—During 2015, the Company entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. The Company has a 60.0% ownership interest in the venture. The venture is considered a VIE, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the joint venture as approval from both parties is required for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure of the partnership, acquisitions or dispositions by the venture and decisions about the pre-development and related activities to be performed by the venture. At December 31, 2016, the Company has an equity investment of $6,680,000 in the venture, representing the Company's share of land acquisition and pre-development costs, net of distributions of proceeds from land sales by the venture.

•
Avalon Clarendon—In May 2016, the Company entered into a joint venture agreement to facilitate the acquisition of Avalon Clarendon, located in Arlington, VA. Avalon Clarendon is part of a mixed-use development containing residential, retail, office and public parking. The Company contributed $120,300,000 to the venture for the Company's share of the purchase price. The Company had shared control of the overall venture with its partner, but had all of the rights and obligations associated with the residential component of Avalon Clarendon, containing 300 apartment homes. The joint venture partner had all of the rights and obligations associated with the retail, office and public parking components of the mixed-use development. In September 2016, the Company and its venture partner established separate legal ownership of the residential and retail, office and public parking components of the venture, and the Company retained all of the rights and obligations associated with the residential component. After this legal separation, the Company began reporting the operating results of Avalon Clarendon as part of its consolidated operations. In conjunction with the consolidation of Avalon Clarendon, the Company recorded the consolidated assets at fair value applying the framework discussed below under “Investments in Consolidated Real Estate Entities” for valuation, resulting in a gain of $4,322,000 for the difference between the fair value of Avalon Clarendon and the Company's equity interest at the date of consolidation of $115,848,000, primarily attributable to depreciation recognized during the period the community was owned in the joint venture. The Company has included this gain as a component of gain on sale of communities on the accompanying Consolidated Statements of Comprehensive Income.

•
North Point II JV, LP—During 2016, the Company entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which is currently under construction and expected to contain 265 apartment homes upon completion. The Company owns a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest. The venture is considered to be a VIE, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the venture. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, the original capital budget and any changes to the budget to construct AVA North Point and the future operating budget for the community upon completion. AVA North Point is the third phase of a master planned development, the other phases of which are owned through the AC JV. During 2016, the Company provided the partners of the AC JV the opportunity to acquire the AVA North Point land parcel owned by the Company as required in the ROFO provisions for the AC JV. After certain partners of the AC JV declined to participate, the Company entered into the new joint venture and sold the land parcel to the venture in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. Upon sale of the land parcel, the Company recognized a gain of $10,621,000, included in gain on sale of other real estate on the accompanying Consolidated Statements of Comprehensive Income. At December 31, 2016, excluding costs incurred in excess of equity in the underlying net assets of North Point II JV, LP, the Company has an equity investment of $12,398,000.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with development joint ventures, the Residual JV and Legacy JV (dollars in thousands):

	12/31/16	12/31/15
Assets:
Real estate, net	$954,493	$1,392,833
Other assets	49,519	57,044
Total assets	$1,004,012	$1,449,877
Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$689,573	$947,205
Other liabilities	16,537	20,471
Partners' capital	297,902	482,201
Total liabilities and partners' capital	$1,004,012	$1,449,877

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented, excluding amounts associated with development joint ventures, Avalon Clarendon, the Residual JV and Legacy JV (dollars in thousands):

	For the year ended
	12/31/16	12/31/15	12/31/14
Rental and other income	$131,901	$173,578	$198,939
Operating and other expenses	(50,945)	(67,962)	(80,301)
Gain on sale of communities	196,749	98,899	333,221
Interest expense, net (1)	(45,886)	(45,517)	(61,458)
Depreciation expense	(34,471)	(45,324)	(52,116)
Net income	$197,348	$113,674	$338,285
_________________________________

(1)	Amounts for the years ended December 31, 2016, 2015 and 2014 includes charges for prepayment penalties and write-offs of deferred financing costs of $12,659, $4,481 and $10,528, respectively.

In conjunction with the formation of Fund II and AVA North Point, and the acquisition of the U.S. Fund, AC JV and Brandywine, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $38,015,000 and $40,978,000 at December 31, 2016 and 2015, respectively, of the respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a summary of the Company's equity in income of unconsolidated real estate entities for the years presented (dollars in thousands):

	For the year ended
	12/31/16	12/31/15	12/31/14
Fund I (1)	$87	$871	$475
Fund II (2)	49,882	32,211	24,808
U.S. Fund (3)	15,635	2,052	342
AC JV	1,445	511	1,579
MVP I, LLC (4)	1,627	22,453	1,651
Brandywine	10	(1,474)	828
CVP I, LLC (5)	9	1,812	113,127
Residual JV	(1,374)	11,582	3,547
Avalon Clarendon (6)	(2,359)	—	—
Arna Valley View LP (1)	—	—	2,406
Juanita Village (1)	—	—	3
Total	$64,962	$70,018	$148,766
_________________________________

(1)	The Company's equity in income for this entity represents its residual profits from the sale of the community, or liquidation of the venture.

(2)
Equity in income for the years ended December 31, 2016, 2015 and 2014 includes the Company's proportionate share of the gain on the sale of Fund II assets of $41,501, $29,726, and $21,624 respectively. In addition, equity in income for the year ended December 31, 2016 includes $7,985 relating to the Company's recognition of its promoted interest.

(3)	Equity in income for the year ended December 31, 2016 includes the Company's proportionate share of the gain on the sale of U.S. Fund assets of $16,568.

(4)
Equity in income for the years ended December 31, 2015 and 2014 includes $21,340 and $930, respectively, relating to the Company's recognition of its promoted interest. For 2015, $20,680 was from the joint venture partner upon agreement to modify the joint venture agreement to eliminate the Company's promoted interest from associated distribution for future return calculations.

(5)
Equity in income for the years ended December 31, 2015 and 2014 includes $1,289 and $61,218, respectively, relating to the Company's recognition of its promoted interest. Amount for 2014 also includes $50,478 related to the disposition of Avalon Chrystie Place.

(6)
In September 2016, the Company and its venture partner established separate legal ownership of Avalon Clarendon, after which the Company reported the operating results of Avalon Clarendon as part of its consolidated operations.

Investments in Consolidated Real Estate Entities

During the year ended December 31, 2016, in addition to Avalon Clarendon discussed above, the Company acquired four consolidated communities:

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

These acquisitions occurred prior to the adoption of ASU 2017-01 as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” and therefore the Company accounted for these acquisitions as business combinations and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their fair values. The Company used third party pricing or internal models for the values of the land, a valuation model for the values of the buildings and debt, and an internal model to determine the fair values of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Expensed transaction costs associated with the acquisitions made by the Company in 2016 and 2015, all of which were accounted for as business combinations, totaled $5,139,000 and $3,806,000, respectively. These amounts are reported as a component of expensed acquisition, development and other pursuit costs on the accompanying Consolidated Statements of Comprehensive Income. To the extent the Company received amounts related to acquired communities for periods prior to their acquisition, the Company reported these receipts, net with expensed acquisition costs. In 2014, the Company received amounts related to communities acquired in the Archstone Acquisition, for periods prior to the Company’s ownership, in excess of acquisition costs incurred, resulting in a net recovery of $7,681,000. These amounts are primarily comprised of property tax and mortgage insurance refunds.

On February 27, 2013, pursuant to an asset purchase agreement dated November 26, 2012, the Company, together with Equity Residential, acquired, directly or indirectly, all of the assets owned by Archstone Enterprise LP (“Archstone,” which has since changed its name to Jupiter Enterprise LP), including all of the ownership interests in joint ventures and other entities owned by Archstone, and assumed Archstone’s liabilities, both known and unknown, with certain limited exceptions. Under the terms of the purchase agreement, the Company acquired approximately 40.0% of Archstone's assets and liabilities and Equity Residential acquired approximately 60.0% of Archstone’s assets and liabilities (the “Archstone Acquisition”).

In conjunction with the development of Avalon Sheepshead Bay, the Company entered into a joint venture agreement to construct a mixed-use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture and will have all of the rights and obligations associated with the rental apartments, and the venture partner owns the remaining 30.0% interest and will have all of the rights and obligations associated with the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of December 31, 2016, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the for-sale residential condominium units in the amount of $27,241,000 for outstanding principal and interest, reported as a component of prepaid expenses and other assets on the Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. The loan will be repaid by the venture partner with the proceeds the partner receives from the sales of the residential condominium units which are expected to occur during 2017 and 2018. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

6. Real Estate Disposition Activities

During 2016, the Company sold seven wholly-owned operating communities, containing an aggregate of 2,051 apartment homes for an aggregate sales price of $522,850,000 and an aggregate gain in accordance with GAAP of $370,301,000. In addition during 2016, the Company sold other real estate, including one land parcel which was sold to a joint venture in which we own a 55.0% interest, and ancillary real estate, for an aggregate sales price of $41,178,000, resulting in an aggregate gain in accordance with GAAP of $10,224,000.

Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds (1)
Eaves Trumbull	Trumbull, CT	Q116	340	$—	$70,250	$68,665
Avalon Essex	Peabody, MA	Q216	154	—	45,100	44,085
Eaves Nanuet	Nanuet, NY	Q316	504	—	147,000	145,722
Avalon Shrewsbury	Shrewsbury, MA	Q316	251	—	60,500	59,263
Avalon at Freehold	Freehold, NJ	Q316	296	—	68,000	66,320
Avalon Brandemoor I & II	Lynnwood, WA	Q416	506	—	132,000	128,021
Other real estate dispositions (2)	multiple	Q1-Q416	N/A	—	41,178	20,641

Total of 2016 asset sales			2,051	$—	$564,028	$532,717

Total of 2015 asset sales			851	$—	$289,320	$282,163

Total of 2014 asset sales			1,337	$16,341	$304,250	$281,125
_________________________________

(1)
Net cash proceeds does not include the sale of an affordable restricted apartment building adjacent to one of the Company's Development Communities, for which consideration was received in the form of a mortgage note, discussed below.

(2)	Primarily composed of the sales of land to AVA North Point discussed in Note 5, “Investments in Real Estate Entities” and ancillary real estate discussed in note (1).

During 2016, the Company completed the construction of and sold an affordable restricted apartment building, containing 77 apartment homes, which is adjacent to one of the Company's Development Communities. The Company received consideration for the sale in the form of a mortgage note, recording $18,643,000 to reflect the net present value of the note, determined based on the estimated contractual cash flows and a discount rate commensurate with the nature of the note. The note is secured by the underlying real estate, and is reported as a component of prepaid expenses and other assets on the Consolidated Balance Sheets. The Company expects to receive $16,891,000 during 2017, with the balance of the note to be received over a period of up to 35 years.

As of December 31, 2016, the Company had two ancillary land parcels that qualified as held for sale.

The operations for any real estate assets sold from January 1, 2014 through December 31, 2016 and which were classified as held for sale and discontinued operations as of and for periods prior to December 31, 2013, have been presented as income from discontinued operations in the accompanying Consolidated Statements of Comprehensive Income. The operations for any real estate assets sold from January 1, 2014 through December 31, 2016 that were not classified as held for sale or discontinued operations as of and for periods prior to December 31, 2013, are included in income from continuing operations on the accompanying Consolidated Statements of Comprehensive Income.

The following is a summary of income from discontinued operations for the periods presented (dollars in thousands):

	For the year ended
	12/31/16	12/31/15	12/31/14
Rental income	$—	$—	$579
Operating and other expenses	—	—	(269)
Income from discontinued operations	$—	$—	$310

7. Commitments and Contingencies

Employment Agreements and Arrangements

The Company had employment agreements with two executive officers which expired on December 31, 2015, in accordance with their terms. At December 31, 2016, the Company does not have any employment agreements with executive officers.

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

The Company also has an Officer Severance Program (the “Program”), which applies only in connection with a sale of the Company for the benefit of those officers of the Company who do not have employment agreements. Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or chooses to terminate his or her employment for good reason (as defined), in either case within 18 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one times for vice presidents and senior vice presidents, and two times for executive vice presidents. The officer's restricted stock and options would also vest. Costs related to the Company's employment agreements and the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Legal Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the basis of a community to which the suit related. During the years ended December 31, 2016 and 2014, the Company received $417,000 and $1,933,000 in legal recoveries. There were no material receipts during the year ended December 31, 2015, excluding amounts for the Residual JV.

In conjunction with legal matters associated with the Edgewater casualty loss, the Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a proposed settlement which would provide a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. On December 9, 2016, class counsel re-filed with the court a motion for preliminary approval of this class settlement, and the Company did not oppose such motion. The Company cannot predict when or if the court will approve the settlement. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. Recently, a fifth class action lawsuit was filed against the Company seeking to certify a class on behalf of both buildings and other third parties. The Company removed this action to the same federal court as the other four and is currently seeking to consolidate it with the fourth class action lawsuit (referenced above). In addition to the class action lawsuits described above, 21 lawsuits representing approximately 150 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and 20 of these lawsuits are currently pending. Most of the state court cases have been consolidated by the court and the Company expects all of them to be consolidated shortly. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. There are also five subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company’s position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis and the other four are currently pending in the United States District Court for the District of New Jersey. The District Court recently denied the Company's motion to dismiss which was filed in one of these lawsuits and the Company is currently seeking reconsideration of that decision as well as certification to appeal.

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

Lease Obligations

The Company owns 16 apartment communities and two commercial properties located on land subject to land leases expiring between October 2026 and March 2142. The leases for 13 apartment communities, of which two represent dual-branded communities with one underlying land lease, and the two commercial properties, are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, and five of these leases have purchase options exercisable through 2095. The Company incurred costs of $23,343,000, $21,295,000 and $21,664,000 in the years ended December 31, 2016, 2015 and 2014, respectively, related to operating leases. Three apartment communities are located on land subject to a land lease which are accounted for as capital leases, of which two represent dual-branded communities with one underlying capital land lease. In addition, the Company is party to a lease for a portion of the parking garage adjacent to a lease-up community, accounted for as a capital lease. The Company has a total lease obligation of $37,458,000 reported as a component of accrued expenses and other liabilities. Each of these land leases accounted for as capital leases have options for the Company to purchase the land at some point during the lease terms which expire in 2046 and 2086. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through 2027, all of which are accounted for as operating leases.

The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2017	2018	2019	2020	2021	Thereafter
Operating Lease Obligations	$22,818	$23,348	$23,449	$21,245	$19,776	$1,203,957
Capital Lease Obligations (1) (2)	18,874	1,073	1,075	1,077	1,080	45,058
	$41,692	$24,421	$24,524	$22,322	$20,856	$1,249,015
_________________________________

(1)
Aggregate capital lease payments include $27,374 in interest costs, with the timing of certain lease payments for capital land leases determined by completion of the construction of the associated apartment community.

(2)
Capital lease assets of $39,015 and $39,019 as of December 31, 2016 and 2015, respectively, are included as a component of land and improvements or building and improvements on the accompanying Consolidated Balance Sheets.

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

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year. The Established Communities for the year ended December 31, 2016, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2015, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other consolidated completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•
Development/Redevelopment Communities consists of consolidated communities that are under construction and have not received a certificate of occupancy for the entire community, and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2016.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of real estate assets, gain on sale of discontinued operations, income from discontinued operations and net operating income from real estate assets sold or held for sale, not classified as discontinued operations. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2016, 2015 and 2014 is as follows (dollars in thousands):

	For the year ended
	12/31/16	12/31/15	12/31/14
Net income	$1,033,708	$741,733	$697,327
Indirect operating expenses, net of corporate income	61,403	56,973	49,055
Investments and investment management expense	4,822	4,370	4,485
Expensed acquisition, development and other pursuit costs, net of recoveries	9,922	6,822	(3,717)
Interest expense, net (1)	187,510	175,615	180,618
Loss (gain) on extinguishment of debt, net	7,075	(26,736)	412
General and administrative expense	45,771	42,774	41,425
Equity in income of unconsolidated real estate entities	(64,962)	(70,018)	(148,766)
Depreciation expense (1)	531,434	477,923	442,682
Income tax expense	305	1,483	9,368
Casualty and impairment (gain) loss, net	(3,935)	(10,542)	—
Gain on sale of real estate assets	(384,847)	(125,272)	(85,415)
Gain on sale of discontinued operations	—	—	(37,869)
Income from discontinued operations	—	—	(310)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations (2)	(17,509)	(34,133)	(49,708)
Net operating income	$1,410,697	$1,240,992	$1,099,587
_________________________________

(1)	Includes amounts associated with assets sold or held for sale, not classified as discontinued operations.

(2)	Represents NOI from real estate assets sold or held for sale as of December 31, 2016 that are not classified as discontinued operations.

The following is a summary of NOI from real estate assets sold or held for sale, not classified as discontinued operations, for the periods presented (dollars in thousands):

	For the year ended
	12/31/2016	12/31/2015	12/31/2014

Rental income from real estate assets sold or held for sale, not classified as discontinued operations	$28,430	$55,674	$80,704
Operating expenses from real estate assets sold or held for sale, not classified as discontinued operations	(10,921)	(21,541)	(30,996)
Net operating income from real estate assets sold or held for sale, not classified as discontinued operations	$17,509	$34,133	$49,708

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI the years ended December 31, 2016, 2015 and 2014 have been adjusted to exclude the real estate assets that were sold from January 1, 2014 through December 31, 2016, or otherwise qualify as held for sale and/or discontinued operations as of December 31, 2016, as described in Note 6, “Real Estate Disposition Activities.” Segment information for gross real estate as of December 31, 2015 and 2014 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to December 31, 2015.

	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the year ended December 31, 2016
Established
New England	$239,201	$153,669	4.9%	$1,888,524
Metro NY/NJ	379,151	258,950	1.4%	3,212,220
Mid-Atlantic	233,711	162,243	1.3%	2,339,395
Pacific Northwest	79,684	57,494	6.5%	737,289
Northern California	319,121	244,458	7.0%	2,661,258
Southern California	291,567	207,537	9.1%	2,672,691
Total Established (2)	1,542,435	1,084,351	4.8%	13,511,377

Other Stabilized (3)	235,360	165,530	N/A	2,330,503
Development / Redevelopment	233,431	160,816	N/A	4,755,315
Land Held for Future Development	N/A	N/A	N/A	84,293
Non-allocated (4)	5,599	N/A	N/A	74,292
Total	$2,016,825	$1,410,697	13.7%	$20,755,780

For the year ended December 31, 2015
Established
New England	$182,366	$114,717	2.7%	$1,460,746
Metro NY/NJ	361,902	256,907	3.4%	3,152,361
Mid-Atlantic	209,013	145,497	0.2%	2,177,823
Pacific Northwest	67,900	48,833	8.5%	721,040
Northern California	273,432	210,226	11.9%	2,414,184
Southern California	252,530	173,919	9.4%	2,465,432
Total Established (2)	1,347,143	950,099	5.9%	12,391,586

Other Stabilized	221,042	145,263	N/A	2,040,269
Development / Redevelopment	222,222	145,630	N/A	4,238,967
Land Held for Future Development	N/A	N/A	N/A	484,377
Non-allocated (4)	9,947	N/A	N/A	73,372
Total	$1,800,354	$1,240,992	12.9%	$19,228,571

For the year ended December 31, 2014 (5)
Established
New England	$164,181	$104,674	0.8%	$1,333,854
Metro NY/NJ	285,641	203,522	3.3%	2,251,697
Mid-Atlantic	98,590	69,498	(2.5)%	647,374
Pacific Northwest	46,041	32,012	6.8%	500,247
Northern California	174,527	132,899	8.2%	1,402,444
Southern California	139,841	95,626	5.2%	1,225,328
Total Established (2)	908,821	638,231	3.6%	7,360,944

Other Stabilized	497,634	343,477	N/A	6,057,783
Development / Redevelopment	186,852	117,879	N/A	3,972,180
Land Held for Future Development	N/A	N/A	N/A	180,516
Non-allocated (4)	11,050	N/A	N/A	32,444
Total	$1,604,357	$1,099,587	16.5%	$17,603,867
_________________________________

(1)	Does not include gross real estate assets held for sale of $20,846, $39,528 and $245,449 as of December 31, 2016, 2015 and 2014, respectively.

(2)	Gross real estate for the Company's Established Communities includes capitalized additions of approximately $85,676, $74,982 and $52,635 in 2016, 2015 and 2014, respectively.

(3)	Total revenue and NOI for the year ended December 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

(4)	Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

(5)
Results for the year ended December 31, 2014 reflect the operating segments determined as of January 1, 2014, which include stabilized communities acquired as part of the Archstone Acquisition in the Other Stabilized segment.

9. Stock-Based Compensation Plans

The Company's 2009 Stock Option and Incentive Plan (the “2009 Plan”) includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2016, the Company has 878,622 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's1994 Stock Option and Incentive Plan (the “1994 Plan”) on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. The 2009 Plan will expire on May 21, 2019.

Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2013	501,568	$120.77	691,526	$106.19
Exercised	(157,454)	116.40	(342,743)	99.03
Granted	—	—	—	—
Forfeited	(4,052)	131.05	(76,381)	142.66
Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Exercised	(90,884)	124.01	(190,207)	105.70
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2015	249,178	$122.17	82,195	$103.27
Exercised	(71,845)	117.04	(59,654)	112.85
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2016 (1)	177,333	$124.25	22,541	$77.91
Options Exercisable:
December 31, 2014	185,227	$116.71	272,402	$104.96
December 31, 2015	188,081	$119.98	82,195	$103.27
December 31, 2016	177,333	$124.25	22,541	$77.91
_________________________________

(1)	All options are exercisable as of December 31, 2016.

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2016:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
10,607	$70.00	-	$79.99	3.1
32,445	$110.00	-	$119.99	4.1
29,862	$120.00	-	$129.99	6.2
104,419	$130.00	-	$139.99	5.6
177,333

1994 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
9,854	$40.00	-	$49.99	2.1
9,506	$80.00	-	$89.99	1.1
3,181	$140.00	-	$149.99	0.1
22,541

Options outstanding and exercisable under the 2009 and 1994 Plans at December 31, 2016 had an intrinsic value of $9,380,000 and $2,237,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 5.4 years and 1.4 years, respectively. The intrinsic value of options exercised during 2016, 2015 and 2014 was $9,187,000, $18,080,000 and $20,028,000, respectively.

The cost related to stock-based employee compensation for employee stock options included in the determination of net income is based on estimated forfeitures for the given year. Estimated forfeitures are adjusted to reflect actual forfeitures at the end of the vesting period. There were no stock options granted in 2016, 2015 and 2014.

The Company has a compensation framework under which share-based compensation is granted, composed of annual restricted stock awards for which one third of the award vests annually over a three year period, and multi-year long term incentive performance awards. Under the Company's multi-year long term incentive compensation framework, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. The performance awards are earned in the form of restricted stock, or upon election of the recipient, up to 25% in the form of stock options, for which one third of the award vests annually over an additional three year period following the completion of the performance cycle.

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

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2013	189,765	$70.00
Granted (1)	136,276	117.43
Change in awards based on performance (2)	(46,790)	74.37
Converted to restricted stock	(16,209)	74.37
Forfeited	(23,140)	76.22
Outstanding at December 31, 2014	239,902	$95.20
Granted (3)	85,636	148.49
Change in awards based on performance (2)	14,697	78.50
Converted to restricted stock	(95,826)	78.50
Forfeited	(6,143)	110.34
Outstanding at December 31, 2015	238,266	$119.65
Granted (4)	94,054	141.92
Change in awards based on performance (2)	36,091	101.52
Converted to restricted stock	(115,618)	94.67
Forfeited	(1,630)	141.98
Outstanding at December 31, 2016	251,163	$136.74

_________________________________

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

(3)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 55,162 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 30,474 performance awards.

(4)
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

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards determined by using total shareholder return measures. The assumptions used are as follows:

	2016	2015	2014
Dividend yield	3.3%	3.0%	3.6%
Estimated volatility over the life of the plan (1)	15.2% - 22.8%	12.0% - 17.3%	17.6% - 18.6%
Risk free rate	0.44% - 0.88%	0.07% - 1.09%	0.04% - 0.72%
Estimated performance award value based on total shareholder return measure	$131.24	$139.18	$103.20
_________________________________

(1)	Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement is determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $161.66, $166.23 and $128.97, for the years ended December 31, 2016, 2015 and 2014, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2013	182,083	$124.35	—
Granted - restricted stock shares	98,954	129.35	16,209
Vested - restricted stock shares	(93,963)	120.81	(5,073)
Forfeited	(7,767)	128.62	(203)
Outstanding at December 31, 2014	179,307	$129.06	10,933
Granted - restricted stock shares	61,953	173.04	95,826
Vested - restricted stock shares	(91,847)	130.75	(8,412)
Forfeited	(1,529)	151.86	—
Outstanding at December 31, 2015	147,884	$146.21	98,347
Granted - restricted stock shares	81,400	162.38	115,618
Vested - restricted stock shares	(88,712)	141.38	(36,872)
Forfeited	(3,867)	162.43	(395)
Outstanding at December 31, 2016	136,705	$158.51	176,698

Total employee stock-based compensation cost recognized in income was $14,666,000, $14,703,000 and $13,314,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and total capitalized stock-based compensation cost was $9,266,000, $9,667,000 and $5,457,000 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there was a total unrecognized compensation cost of $24,421,000 for unvested restricted stock and performance awards, which does not include estimated forfeitures, and is expected to be recognized over a weighted average period of 3.5 years.

The Company estimates the forfeiture of stock options and recognizes compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost are adjusted to reflect actual forfeitures at the end of the vesting period. The forfeiture rate at December 31, 2016 was 0.8%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2016, 2015 and 2014. As discussed Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” under “Recently Issued and Adopted Accounting Standards,” the Company will adopt the provision of ASU 2016-09 and recognize forfeitures as they occur beginning in 2017.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 692,812 shares remaining available for issuance under the ESPP. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations. The Company modified the ESPP beginning in 2014, establishing two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 11,348, 10,667 and 9,848 shares and recognized compensation expense of $289,000, $321,000 and $407,000 under the ESPP for the years ended December 31, 2016, 2015 and 2014, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $5,599,000, $9,947,000 and $11,050,000 in the years ended December 31, 2016, 2015 and 2014, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its property and construction management role of $5,239,000 and $3,832,000 as of December 31, 2016 and 2015, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock awards) having a value of $130,000 and (ii) a cash payment of $70,000, payable in quarterly installments of $17,500. The number of shares of restricted stock (or deferred stock awards) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of a deferred stock award. In addition, beginning in May 2014, the Lead Independent Directors receive in the aggregate an additional annual fee of $25,000 payable in equal quarterly installments of $6,250, and non-employee directors serving as the chairperson of the Audit, Compensation and Nominating Committees receive additional cash compensation of $10,000 per year payable in quarterly installments of $2,500.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $1,216,000, $1,135,000 and $1,049,000 for the years ended December 31, 2016, 2015 and 2014, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $531,000, $488,000 and $452,000 on December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, the Company issued 44,327 shares in conjunction with the conversion of deferred stock awards.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for 2016 or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated derivative positions at December 31, 2016 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$715,820	$35,898	$800,000
Weighted average interest rate (1)	2.5%	2.7%	N/A
Weighted average swapped/capped interest rate	6.2%	5.9%	2.3%
Earliest maturity date	February 2017	April 2019	November 2017
Latest maturity date	November 2021	April 2019	November 2017
_________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

In 2016 and 2015, the Company entered into $1,200,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2016 and 2017. In May 2016, the Company settled $400,000,000 of the aggregate outstanding swaps, as discussed below. For the remaining outstanding swaps, at maturity of the agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the impact from settling these positions will then be recognized over the life of the issued debt as a yield adjustment.

In May 2016, in conjunction with the Company's May 2016 unsecured note issuance, the Company settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $14,847,000. The Company has deferred the effective portion of the fair value change of these swaps in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the life of the unsecured notes.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had 11 derivatives designated as a cash flow hedge and 15 derivatives not designated as hedges at December 31, 2016. Fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2016 and 2015, were not material. During 2016, the Company deferred $5,556,000 of losses for cash flow hedges reported as a component of other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the year ended
	12/31/16	12/31/15	12/31/14
Cash flow hedge losses reclassified to earnings	$6,433	$5,774	$6,237

The Company anticipates reclassifying approximately $6,975,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2016 and 2015.

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

Other Financial Instruments

Rents and other receivables and prepaids, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2016
Non Designated Hedges
Interest Rate Caps	$79	$—	$79	$—
Cash Flow Hedges
Interest Rate Caps	2	—	2	—
Interest Rate Swaps	14,775	—	14,775	—
Puts	(6,002)	—	—	(6,002)
DownREIT units	(1,329)	(1,329)	—	—
Indebtedness
Unsecured notes	(4,218,627)	(4,218,627)	—	—
Mortgage notes payable and Term Loan	(2,744,462)	—	(2,744,462)	—
Total	$(6,955,564)	$(4,219,956)	$(2,729,606)	$(6,002)

	12/31/2015
Non Designated Hedges
Interest Rate Caps	$26	$—	$26	$—
Cash Flow Hedges
Interest Rate Caps	5	—	5	—
Interest Rate Swaps	5,422	—	5,422	—
Puts	(8,181)	—	—	(8,181)
DownREIT units	(1,381)	(1,381)	—	—
Indebtedness
Unsecured notes	(3,668,417)	(3,668,417)	—	—
Mortgage notes payable and Term Loan	(2,700,341)	—	(2,700,341)	—
Total	$(6,372,867)	$(3,669,798)	$(2,694,888)	$(8,181)

12. Quarterly Financial Information

The following summary represents the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	For the three months ended (1)
	3/31/16	6/30/16	9/30/16	12/31/16
Total revenue	$508,498	$502,307	$516,211	$518,240
Net income	$237,877	$197,319	$356,329	$242,183
Net income attributable to common stockholders	$237,931	$197,444	$356,392	$242,235
Net income per common share - basic	$1.73	$1.44	$2.60	$1.76
Net income per common share - diluted	$1.73	$1.44	$2.59	$1.76

	For the three months ended (1)
	3/31/15	6/30/15	9/30/15	12/31/15
Total revenue	$442,367	$457,459	$475,360	$480,840
Net income	$208,053	$172,253	$206,076	$155,352
Net income attributable to common stockholders	$208,144	$172,324	$206,142	$155,428
Net income per common share - basic	$1.57	$1.30	$1.54	$1.13
Net income per common share - diluted	$1.56	$1.29	$1.53	$1.13
_________________________________

(1)	Amounts may not equal full year results due to rounding.

13. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2017, the Company entered into an agreement to sell an operating community containing 450 apartment homes and net real estate of $51,342,000 as of December 31, 2016, resulting in the community qualifying as held for sale. The Company expects to complete the sale in the first quarter of 2017.

In January 2017, the Company sold two undeveloped land parcels located in Newcastle, WA that are adjacent to one of the Company's Development Communities for $20,500,000.

In February 2017, a fire occurred at the Company's Avalon Maplewood Development Community, located in Maplewood, NJ, which was under construction and not yet occupied. The Company is currently assessing its direct losses resulting from the fire, which could vary based on costs and time to rebuild the portion of the Development Community that was destroyed and/or damaged, as well as its potential liability to third parties who may have incurred damages on account of the fire. While the Company currently believes that its direct losses and any potential liability to third parties will be substantially covered by its insurance policies, including coverage for the replacement cost of the building, third party claims and business interruption loss, subject to deductibles as well as a self-insured portion of the property insurance for which the Company is obligated for 12% of the first $50,000,000 in losses, the Company can give no assurances in this regard and continues to evaluate this matter.

In February 2017, the Company repaid $17,300,000 of variable rate debt secured by Avalon at Mountain View at its scheduled maturity date.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$9,801	$2,124	$22,368	$24,492	$13,202	$11,290	$11,703	$—	1994
Avalon Oaks	Wilmington, MA	204	2,129	17,567	5,259	2,129	22,826	24,955	12,802	12,153	12,771	—	1999
Eaves Quincy	Quincy, MA	245	1,743	14,662	9,937	1,743	24,599	26,342	13,543	12,799	13,449	—	1986/1995
Avalon Oaks West	Wilmington, MA	120	3,318	13,465	1,140	3,318	14,605	17,923	7,481	10,442	10,687	15,420	2002
Avalon Orchards	Marlborough, MA	156	2,983	17,970	2,520	2,983	20,490	23,473	10,608	12,865	13,431	16,075	2002
Avalon at Newton Highlands	Newton, MA	294	11,039	45,547	4,411	11,039	49,958	60,997	23,327	37,670	39,040	—	2003
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	456	6,876	30,857	37,733	10,017	27,716	28,679	—	2004
Eaves Peabody	Peabody, MA	286	4,645	18,919	12,758	4,645	31,677	36,322	11,993	24,329	25,110	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	877	4,258	21,428	25,686	8,116	17,570	17,921	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,911	2,522	14,572	48,433	63,005	17,365	45,640	47,031	38,564	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	79,121	3,574	8,691	82,695	91,386	25,145	66,241	67,206	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	3,055	13,124	51,750	64,874	15,599	49,275	50,588	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	1,879	12,218	43,535	55,753	12,112	43,641	44,029	—	2009
Avalon Sharon	Sharon, MA	156	4,719	25,478	613	4,719	26,091	30,810	7,850	22,960	23,674	—	2008
Avalon Northborough	Northborough, MA	382	8,144	52,343	946	8,144	53,289	61,433	12,973	48,460	49,624	—	2009
Avalon Blue Hills	Randolph, MA	276	11,110	34,580	1,068	11,110	35,648	46,758	9,444	37,314	38,309	—	2009
Avalon Cohasset	Cohasset, MA	220	8,802	46,166	187	8,802	46,353	55,155	8,220	46,935	48,512	—	2012
Avalon Andover	Andover, MA	115	4,276	21,871	180	4,276	22,051	26,327	3,702	22,625	23,291	13,844	2012
Avalon Natick	Natick, MA	407	15,645	64,845	19	15,645	64,864	80,509	8,090	72,419	74,738	50,067	2013
Avalon at Assembly Row (1)	Somerville, MA	195	8,537	52,378	—	8,537	52,378	60,915	4,885	56,030	53,757	—	2015
Avalon Prudential Center II (2)	Boston, MA	266	8,776	35,496	44,920	8,776	80,416	89,192	29,974	59,218	56,806	—	1968/1998
Avalon Prudential Center I (2)	Boston, MA	243	8,002	32,370	33,896	8,002	66,266	74,268	26,682	47,586	46,823	—	1968/1998
Eaves Burlington	Burlington, MA	203	7,714	32,499	5,968	7,714	38,467	46,181	5,074	41,107	41,700	—	1988/2012
Avalon Canton at Blue Hills	Canton, MA	196	6,562	33,956	133	6,562	34,089	40,651	3,260	37,391	38,543	—	2014
Avalon Burlington (2)	Burlington, MA	312	15,600	58,499	17,434	15,600	75,933	91,533	10,398	81,135	81,080	—	1989/2013
Eaves North Quincy	Quincy, MA	224	11,940	39,400	2,913	11,940	42,313	54,253	7,761	46,492	47,901	—	1977/2013
Avalon at Center Place (1)	Providence, RI	225	—	26,816	11,511	—	38,327	38,327	22,752	15,575	16,005	—	1991/1997
Total Boston, MA		6,460	$207,547	$963,729	$177,977	$207,547	$1,141,706	$1,349,253	$342,375	$1,006,878	$1,022,408	$178,970

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Fairfield-New Haven, CT
Eaves Stamford	Stamford, CT	238	$5,956	$23,993	$12,946	$5,956	$36,939	$42,895	$22,837	$20,058	$21,302	$—	1991
Avalon Wilton on River Rd	Wilton, CT	102	2,116	14,664	5,873	2,116	20,537	22,653	11,339	11,314	12,020	—	1997
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	1,943	4,834	24,933	29,767	12,178	17,589	18,345	—	2002
AVA Stamford	Stamford, CT	306	13,819	56,499	5,263	13,819	61,762	75,581	30,120	45,461	47,552	—	2002/2002
Avalon Danbury	Danbury, CT	234	4,933	30,638	1,004	4,933	31,642	36,575	12,630	23,945	24,890	—	2005
Avalon Darien	Darien, CT	189	6,926	34,558	2,345	6,926	36,903	43,829	16,641	27,188	28,363	—	2004
Avalon Milford	Milford, CT	246	8,746	22,699	1,296	8,746	23,995	32,741	10,260	22,481	23,102	—	2004
Avalon Norwalk	Norwalk, CT	311	11,320	62,904	666	11,320	63,570	74,890	13,904	60,986	63,064	—	2011
Avalon Huntington	Shelton, CT	99	5,277	20,029	242	5,277	20,271	25,548	5,808	19,740	20,311	—	2008
Avalon Wilton on Danbury Rd	Wilton, CT	100	6,604	23,758	29	6,604	23,787	30,391	4,710	25,681	26,514	—	2011
Avalon Shelton	Shelton, CT	250	7,749	40,264	26	7,749	40,290	48,039	5,213	42,826	44,286	—	2013
Avalon East Norwalk	Norwalk, CT	240	10,395	36,246	—	10,395	36,246	46,641	4,324	42,317	43,660	—	2013
Avalon Stratford	Stratford, CT	130	2,564	27,157	—	2,564	27,157	29,721	2,297	27,424	28,351	38,221	2014
Total Fairfield-New Haven, CT		2,549	$91,239	$416,399	$31,633	$91,239	$448,032	$539,271	$152,261	$387,010	$401,760	$38,221

TOTAL NEW ENGLAND		9,009	$298,786	$1,380,128	$209,610	$298,786	$1,589,738	$1,888,524	$494,636	$1,393,888	$1,424,168	$217,191

METRO NY/NJ
New York City, NY
Avalon Riverview (1)	Long Island City, NY	372	$—	$94,061	$9,718	$—	$103,779	$103,779	$48,867	$54,912	$55,494	$—	2002
Avalon Bowery Place I	New York, NY	206	18,575	75,009	2,717	18,575	77,726	96,301	27,419	68,882	71,256	93,800	2006
Avalon Bowery Place II	New York, NY	90	9,106	47,199	3,649	9,106	50,848	59,954	15,347	44,607	45,979	—	2007
Avalon Morningside Park (1)	New York, NY	295	—	114,233	1,465	—	115,698	115,698	32,671	83,027	86,539	100,000	2009
Avalon Fort Greene	Brooklyn, NY	631	83,038	216,802	1,742	83,038	218,544	301,582	50,369	251,213	258,047	—	2010
AVA High Line (1)	New York, NY	405	—	155,989	16	—	156,005	156,005	3,878	152,127	152,111	—	2015
Avalon Midtown West	New York, NY	550	154,730	180,253	13,608	154,730	193,861	348,591	35,495	313,096	318,046	100,500	1998/2013
Avalon Clinton North (2)	New York, NY	339	84,069	105,821	10,390	84,069	116,211	200,280	19,540	180,740	181,136	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	5,957	71,421	95,808	167,229	16,899	150,330	152,700	121,500	2007/2013
Total New York City, NY		3,176	$420,939	$1,079,218	$49,262	$420,939	$1,128,480	$1,549,419	$250,485	$1,298,934	$1,321,308	$562,800

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$28,286	$6,012	$4,679	$34,298	$38,977	$21,265	$17,712	$18,817	$—	1997
Avalon Willow	Mamaroneck, NY	227	6,207	40,791	2,023	6,207	42,814	49,021	24,868	24,153	25,379	—	2000

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Court	Melville, NY	494	9,228	50,063	5,747	9,228	55,810	65,038	32,744	32,294	31,696	—	1997
The Avalon	Bronxville, NY	110	2,889	28,324	8,318	2,889	36,642	39,531	18,467	21,064	22,038	—	1999
Avalon at Glen Cove (1)	Glen Cove, NY	256	7,871	59,969	3,392	7,871	63,361	71,232	26,351	44,881	45,197	—	2004
Avalon Pines	Coram, NY	450	8,700	62,931	1,401	8,700	64,332	73,032	25,211	47,821	49,598	—	2005
Avalon Glen Cove North (1)	Glen Cove, NY	111	2,577	37,336	434	2,577	37,770	40,347	12,579	27,768	28,990	—	2007
Avalon White Plains	White Plains, NY	407	15,391	137,353	369	15,391	137,722	153,113	36,925	116,188	120,690	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	334	32,212	79,140	111,352	14,157	97,195	99,724	—	2012
Avalon Green II	Elmsford, NY	444	27,765	77,560	116	27,765	77,676	105,441	12,904	92,537	95,210	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,332	236	18,205	49,568	67,773	7,600	60,173	61,775	—	2013
Avalon Ossining	Ossining, NY	168	6,392	30,313	—	6,392	30,313	36,705	2,971	33,734	34,811	—	2014
Avalon Westbury	Westbury, NY	396	69,620	43,781	10,246	69,620	54,027	123,647	12,895	110,752	112,699	79,945	2006/2013
Total New York - Suburban		3,928	$211,736	$724,845	$38,628	$211,736	$763,473	$975,209	$248,937	$726,272	$746,624	$79,945

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$21,979	$8,760	$104,401	$113,161	$61,207	$51,954	$54,651	$—	1997
Eaves Lawrenceville (2)	Lawrenceville, NJ	632	14,650	60,486	11,430	14,650	71,916	86,566	29,232	57,334	56,391	—	1994
Avalon Princeton Junction	West Windsor, NJ	512	5,585	22,382	21,115	5,585	43,497	49,082	24,495	24,587	25,952	—	1988/1993
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	3,190	6,647	38,096	44,743	20,913	23,830	24,668	—	2001
Avalon Run East	Lawrenceville, NJ	312	6,766	45,359	1,400	6,766	46,759	53,525	19,560	33,965	35,330	36,305	2005
Avalon Tinton Falls	Tinton Falls, NJ	216	7,939	33,170	489	7,939	33,659	41,598	10,070	31,528	32,576	—	2008
Avalon West Long Branch	West Long Branch, NJ	180	2,721	22,925	99	2,721	23,024	25,745	5,196	20,549	21,382	—	2011
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	919	8,984	31,913	40,897	5,211	35,686	36,900	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,635	486	14,682	42,121	56,803	6,812	49,991	51,632	—	2012
Avalon Hackensack at Riverside (1)	Hackensack, NJ	226	—	44,619	—	—	44,619	44,619	5,520	39,099	40,722	—	2013
Avalon Somerset	Somerset, NJ	384	18,241	58,338	101	18,241	58,439	76,680	7,657	69,023	71,074	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,863	—	6,502	16,863	23,365	2,234	21,131	21,762	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,802	—	3,006	27,802	30,808	3,173	27,635	28,670	—	2014
Total New Jersey		3,980	$104,483	$521,901	$61,208	$104,483	$583,109	$687,592	$201,280	$486,312	$501,710	$36,305

TOTAL METRO NY/NJ		11,084	$737,158	$2,325,964	$149,098	$737,158	$2,475,062	$3,212,220	$700,702	$2,511,518	$2,569,642	$679,050

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$13,649	$6,848	$41,263	$48,111	$27,751	$20,360	$20,663	$54,583	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	2,069	8,800	41,727	50,527	19,480	31,047	32,483	42,410	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	25	7,425	25,307	32,732	3,734	28,998	29,952	—	2013
Avalon The Albemarle	Washington, D.C.	228	25,140	52,459	5,243	25,140	57,702	82,842	10,708	72,134	73,386	—	1966/2013
Eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,275	16,430	25,177	41,607	4,856	36,751	37,426	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	3,857	38,140	39,209	77,349	8,515	68,834	70,058	—	1961/2013
Eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,317	9,580	28,849	38,429	5,485	32,944	33,836	—	1953/2013
AVA Van Ness	Washington, D.C.	269	22,890	58,691	4,127	22,890	62,818	85,708	11,152	74,556	76,255	—	1978/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	3,048	43,700	156,998	200,698	23,077	177,621	182,659	—	2012/2013
Avalon at Fairway Hills	Columbia, MD	720	8,603	34,432	16,129	8,603	50,561	59,164	31,780	27,384	29,017	—	1987/1996
Eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	1,985	4,047	20,538	24,585	13,327	11,258	11,103	—	1996
Eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	11,861	8,802	47,397	56,199	19,385	36,814	38,093	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	2,276	29,159	55,269	84,428	25,023	59,405	61,283	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	3,901	14,365	59,299	73,664	25,599	48,065	49,262	71,871	2004
Avalon Russett	Laurel, MD	238	10,200	47,524	2,883	10,200	50,407	60,607	9,182	51,425	53,187	32,199	1999/2013
Eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	8,564	6,096	32,964	39,060	20,074	18,986	19,927	—	1989/1996
AVA Ballston	Arlington, VA	344	7,291	29,177	16,272	7,291	45,449	52,740	27,544	25,196	26,623	—	1990
Eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,390	2,152	14,297	16,449	7,676	8,773	9,292	—	1988/1997
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	12,527	13,851	55,924	69,775	30,819	38,956	40,926	—	1996
Avalon Park Crest	Tysons Corner, VA	354	13,554	63,526	83	13,554	63,609	77,163	9,568	67,595	69,885	—	2013
Eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	2,156	17,889	76,883	94,772	15,509	79,263	81,868	—	1978/2011
Avalon Ballston Place	Arlington, VA	383	38,490	123,645	4,640	38,490	128,285	166,775	20,296	146,479	150,147	—	2001/2013
Eaves Tysons Corner	Vienna, VA	217	16,030	45,420	2,710	16,030	48,130	64,160	9,237	54,923	56,669	—	1980/2013
Avalon Ballston Square	Arlington, VA	714	71,640	215,937	14,112	71,640	230,049	301,689	38,967	262,722	268,502	—	1992/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	9,924	56,550	187,956	244,506	31,392	213,114	218,300	118,112	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,077	—	21,600	59,077	80,677	5,682	74,995	77,076	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	5,185	26,710	88,269	114,979	16,541	98,438	101,004	—	2000/2013
TOTAL MID-ATLANTIC		9,575	$545,982	$1,636,205	$157,208	$545,982	$1,793,413	$2,339,395	$472,359	$1,867,036	$1,918,882	$319,175

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	$4,558	$18,368	$10,260	$4,558	$28,628	$33,186	$16,544	$16,642	$17,646	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	264	6,786	27,641	4,187	6,786	31,828	38,614	19,969	18,645	19,290	—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	1,920	6,664	26,039	32,703	14,262	18,441	19,258	24,695	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	2,392	4,777	22,157	26,934	12,477	14,457	15,191	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	3,150	3,789	18,289	22,078	10,018	12,060	12,292	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	1,013	5,644	13,746	19,390	7,387	12,003	12,409	60,766	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	1,271	12,697	78,721	91,418	23,732	67,686	70,408	—	2008
Avalon Towers Bellevue (1)	Bellevue, WA	397	—	123,029	925	—	123,954	123,954	27,956	95,998	100,369	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	431	12,081	42,049	54,130	7,488	46,642	48,129	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	985	16,460	47,911	64,371	6,478	57,893	59,684	—	2013
AVA University District	Seattle, WA	283	12,594	60,845	480	12,594	61,325	73,919	6,634	67,285	69,274	—	2014
Eaves Redmond Campus	Redmond, WA	422	22,580	88,001	5,994	22,580	93,995	116,575	17,418	99,157	102,525	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	2,925	10,250	29,767	40,017	5,619	34,398	34,617	—	1987/2013
TOTAL PACIFIC NORTHWEST		3,221	$118,880	$582,476	$35,933	$118,880	$618,409	$737,289	$175,982	$561,307	$581,092	$85,461

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$13,459	$11,830	$61,287	$73,117	$33,162	$39,955	$42,162	$38,800	1995
Eaves San Jose	San Jose, CA	440	12,920	53,047	18,869	12,920	71,916	84,836	33,693	51,143	53,631	—	1985/1996
Avalon on the Alameda	San Jose, CA	305	6,119	50,225	2,873	6,119	53,098	59,217	31,720	27,497	28,335	49,930	1999
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	10,219	9,755	49,612	59,367	28,805	30,562	31,930	17,300	1986
Eaves Creekside	Mountain View, CA	296	6,546	26,263	21,312	6,546	47,575	54,121	24,129	29,992	31,691	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	1,775	4,765	49,375	54,140	24,304	29,836	31,284	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,534	60	13,837	64,594	78,431	6,429	72,002	74,236	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	4,137	46,060	86,094	132,154	16,506	115,648	118,974	—	2002/2013
Eaves West Valley	San Jose, CA	873	90,890	132,040	8,581	90,890	140,621	231,511	25,740	205,771	209,788	146,696	1970/2013
Eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	5,316	64,070	74,334	138,404	15,001	123,403	126,006	—	1969/2013
Total San Jose, CA		3,792	$266,792	$611,905	$86,601	$266,792	$698,506	$965,298	$239,489	$725,809	$748,037	$252,726

Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	308	$10,746	$43,399	$5,668	$10,746	$49,067	$59,813	$31,715	$28,098	$29,516	$—	1992/1994

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Pleasanton	Pleasanton, CA	456	11,610	46,552	21,507	11,610	68,059	79,669	37,905	41,764	43,952	—	1988/1994
Eaves Union City	Union City, CA	208	4,249	16,820	3,166	4,249	19,986	24,235	12,893	11,342	11,834	—	1973/1996
Eaves Fremont	Fremont, CA	235	6,581	26,583	9,797	6,581	36,380	42,961	21,576	21,385	22,507	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	759	14,732	104,783	119,515	27,120	92,395	96,048	—	2009
Avalon Walnut Creek (1)	Walnut Creek, CA	418	—	146,097	2,815	—	148,912	148,912	33,095	115,817	120,512	3,420	2010
Eaves Walnut Creek (2)	Walnut Creek, CA	510	30,320	82,375	14,605	30,320	96,980	127,300	15,766	111,534	111,669	—	1987/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	57,041	3,801	27,190	60,842	88,032	11,211	76,821	78,524	—	1989/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,611	—	4,500	28,611	33,111	2,504	30,607	31,446	—	2014
Total Oakland - East Bay, CA		3,028	$109,928	$551,502	$62,118	$109,928	$613,620	$723,548	$193,785	$529,763	$546,008	$3,420

San Francisco, CA
Eaves Daly City	Daly City, CA	195	$4,230	$9,659	$19,017	$4,230	$28,676	$32,906	$16,733	$16,173	$16,838	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	7,067	5,403	28,634	34,037	16,057	17,980	18,861	20,800	1990/1995
Eaves San Rafael	San Rafael, CA	254	5,982	16,885	24,604	5,982	41,489	47,471	20,782	26,689	27,899	—	1973/1996
Eaves Foster City	Foster City, CA	288	7,852	31,445	11,296	7,852	42,741	50,593	24,153	26,440	27,811	—	1973/1994
Eaves Pacifica	Pacifica, CA	220	6,125	24,796	2,873	6,125	27,669	33,794	17,619	16,175	17,057	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	15,463	3,561	36,784	40,345	18,526	21,819	22,583	—	1961/1996
Eaves Diamond Heights	San Francisco, CA	154	4,726	19,130	6,031	4,726	25,161	29,887	14,574	15,313	15,928	—	1972/1994
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	3,302	14,029	81,754	95,783	38,957	56,826	59,334	67,772	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	300	28,687	119,456	148,143	31,052	117,091	120,981	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	1,783	5,544	52,689	58,233	8,653	49,580	51,446	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,235	20,267	98,556	118,823	9,409	109,414	112,904	—	2014
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	3,464	40,780	72,148	112,928	12,654	100,274	102,464	64,450	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	1,792	23,787	46,726	70,513	7,634	62,879	64,310	30,001	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	2,743	33,303	65,653	98,956	10,713	88,243	90,108	54,408	2010/2013
Total San Francisco, CA		3,167	$204,276	$667,166	$100,970	$204,276	$768,136	$972,412	$247,516	$724,896	$748,524	$255,031

TOTAL NORTHERN CALIFORNIA		9,987	$580,996	$1,830,573	$249,689	$580,996	$2,080,262	$2,661,258	$680,790	$1,980,468	$2,042,569	$511,177

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	748	$22,483	$28,104	$48,244	$22,483	$76,348	$98,831	$37,963	$60,868	$63,710	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,372	48,635	23,828	89,007	112,835	42,401	70,434	72,111	—	1989/1997
Eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	9,555	7,045	22,541	29,586	14,995	14,591	15,589	—	1979/1998

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Glendale (1)	Glendale, CA	223	—	42,564	1,620	—	44,184	44,184	20,062	24,122	25,401	—	2003
Avalon Burbank	Burbank, CA	400	14,053	56,827	24,294	14,053	81,121	95,174	34,847	60,327	62,757	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	628	8,446	40,918	49,364	14,959	34,405	35,571	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	1,176	5,459	42,358	47,817	14,216	33,601	34,959	61,268	2007
Avalon Encino	Encino, CA	131	12,789	49,073	803	12,789	49,876	62,665	14,253	48,412	49,863	33,882	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	535	7,920	45,380	53,300	13,573	39,727	40,914	—	2008
Eaves Phillips Ranch	Pomona, CA	501	9,796	41,740	1,141	9,796	42,881	52,677	8,619	44,058	44,927	—	1989/2011
Eaves San Dimas	San Dimas, CA	102	1,916	7,819	1,265	1,916	9,084	11,000	1,786	9,214	9,381	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	529	2,953	12,957	15,910	2,621	13,289	13,568	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	5,513	8,400	17,060	25,460	2,581	22,879	23,511	11,287	1973/2012
Eaves Cerritos	Artesia, CA	151	8,305	21,195	1,431	8,305	22,626	30,931	3,588	27,343	28,143	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	72,008	2,303	30,900	74,311	105,211	11,435	93,776	96,612	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,727	—	9,141	30,727	39,868	2,618	37,250	38,391	—	2014
Avalon Mission Oaks	Camarillo, CA	160	9,600	35,842	2,943	9,600	38,785	48,385	4,104	44,281	44,423	19,545	2014
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	4,705	42,020	78,066	120,086	14,611	105,475	108,062	—	2007/2013
AVA Studio City II	Studio City, CA	101	4,626	22,954	1,502	4,626	24,456	29,082	4,234	24,848	25,449	—	1991/2013
Avalon Studio City	Studio City, CA	276	15,756	78,178	4,501	15,756	82,679	98,435	14,193	84,242	86,237	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,642	9,215	42,720	116,857	159,577	23,066	136,511	140,486	97,980	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	5,314	43,540	85,288	128,828	17,548	111,280	114,645	69,696	2004/2013
Avalon Del Mar Station	Pasadena, CA	347	20,560	106,556	3,459	20,560	110,015	130,575	17,007	113,568	117,160	70,854	2006/2013
Eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	1,510	9,110	16,881	25,991	3,347	22,644	23,171	14,120	1972/2013
Eaves Thousand Oaks	Thousand Oaks, CA	154	13,950	20,211	2,468	13,950	22,679	36,629	5,143	31,486	32,148	26,392	1992/2013
Eaves Los Feliz	Los Angeles, CA	263	18,940	43,661	3,772	18,940	47,433	66,373	8,810	57,563	58,938	41,302	1989/2013
Eaves Woodland Hills	Woodland Hills, CA	883	68,940	90,549	10,439	68,940	100,988	169,928	21,061	148,867	151,841	98,732	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	2,006	12,810	24,587	37,397	5,140	32,257	33,092	—	2002/2013
Total Los Angeles, CA		8,297	$476,006	$1,250,587	$199,506	$476,006	$1,450,093	$1,926,099	$378,781	$1,547,318	$1,591,060	$545,058

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$9,838	$1,975	$13,652	$15,627	$6,497	$9,130	$9,592	$—	1956/1996
Eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	3,520	2,517	12,777	15,294	8,149	7,145	7,676	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	258	4,709	16,063	12,933	4,709	28,996	33,705	15,876	17,829	18,770	—	1973/1996
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	4,607	16,911	10,526	4,607	27,437	32,044	14,820	17,224	18,166	—	1990/1997
Eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,745	10,172	4,871	29,917	34,788	18,824	15,964	16,503	—	1971/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Anaheim Stadium	Anaheim, CA	251	27,874	69,156	1,255	27,874	70,411	98,285	19,330	78,955	80,804	—	2009
Avalon Irvine I	Irvine, CA	279	9,911	67,520	586	9,911	68,106	78,017	17,323	60,694	62,562	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,906	—	4,358	40,906	45,264	5,729	39,535	41,023	—	2013
Eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	2,272	5,199	23,406	28,605	4,735	23,870	24,598	—	1975/2011
Eaves Seal Beach	Seal Beach, CA	549	46,790	99,999	4,847	46,790	104,846	151,636	18,977	132,659	136,470	—	1971/2013
Total Orange County, CA		2,657	$112,811	$364,505	$55,949	$112,811	$420,454	$533,265	$130,260	$403,005	$416,164	$7,635

San Diego, CA
Eaves Mission Ridge	San Diego, CA	200	$2,710	$10,924	$11,846	$2,710	$22,770	$25,480	$13,784	$11,696	$12,004	$—	1960/1997
AVA Cortez Hill (1)	San Diego, CA	299	2,768	20,134	23,568	2,768	43,702	46,470	21,927	24,543	26,003	—	1973/1998
Avalon Fashion Valley	San Diego, CA	161	19,627	44,972	598	19,627	45,570	65,197	13,011	52,186	53,513	—	2008
Eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	2,679	6,692	29,822	36,514	5,787	30,727	31,147	—	1986/2011
Eaves La Mesa	La Mesa, CA	168	9,490	28,482	1,694	9,490	30,176	39,666	5,826	33,840	34,813	—	1989/2013
Total San Diego, CA		1,078	$41,287	$131,655	$40,385	$41,287	$172,040	$213,327	$60,335	$152,992	$157,480	$—

TOTAL SOUTHERN CALIFORNIA		12,032	$630,104	$1,746,747	$295,840	$630,104	$2,042,587	$2,672,691	$569,376	$2,103,315	$2,164,704	$552,693

TOTAL ESTABLISHED COMMUNITIES		54,908	$2,911,906	$9,502,093	$1,097,378	$2,911,906	$10,599,471	$13,511,377	$3,093,845	$10,417,532	$10,701,057	$2,364,747

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Eaves Dublin	Dublin, CA	204	$5,276	$19,642	$12,363	$5,276	$32,005	$37,281	$16,628	$20,653	$21,831	$—	1989/1997
AVA Pacific Beach	San Diego, CA	564	9,922	40,580	40,819	9,922	81,399	91,321	38,097	53,224	55,522	—	1969/1997
Avalon Silicon Valley	Sunnyvale, CA	710	20,713	99,573	31,536	20,713	131,109	151,822	66,781	85,041	68,714	—	1998
AVA Little Tokyo	Los Angeles, CA	280	14,734	93,985	318	14,734	94,303	109,037	7,123	101,914	104,796	—	2015
Eaves San Marcos	San Marcos, CA	184	3,277	13,385	4,601	3,277	17,986	21,263	2,961	18,302	15,267	—	1988/2011
Avalon Dublin Station	Dublin, CA	253	7,772	72,067	—	7,772	72,067	79,839	7,037	72,802	74,302	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,594	81,104	—	12,594	81,104	93,698	4,953	88,745	90,402	—	2015
Avalon Vista	Vista, CA	221	12,686	43,409	—	12,686	43,409	56,095	2,583	53,512	54,459	—	2015
Avalon Baker Ranch	Lake Forest, CA	430	31,687	98,499	—	31,687	98,499	130,186	5,744	124,442	126,925	—	2015
Studio 77	North Hollywood, CA	156	18,408	49,485	4,069	18,408	53,554	71,962	1,146	70,816	N/A	—	2015/2016
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	12,677	32,000	73,447	105,447	11,230	94,217	95,038	—	2007/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	27,694	12,222	16,760	39,916	56,676	6,293	50,383	43,289	26,682	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	19,850	5,038	9,860	24,888	34,748	3,827	30,921	29,351	—	2000/2013
Toluca Hills Apartments by Avalon	Los Angeles, CA	1,151	86,450	161,256	13,106	86,450	174,362	260,812	32,998	227,814	231,169	—	1973/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,683	10,240	38,241	48,481	5,901	42,580	39,890	25,805	2004/2013
Avalon Exeter (1)	Boston, MA	187	16,313	110,028	147	16,313	110,175	126,488	9,744	116,744	120,677	—	2014
AVA Somerville (1)	Somerville, MA	250	10,865	56,324	19	10,865	56,343	67,208	4,142	63,066	68,918	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,540	46,284	9,034	82,824	91,858	31,158	60,700	56,462	—	1968/1998
Avalon Bear Hill	Waltham, MA	324	27,350	94,168	28,646	27,350	122,814	150,164	19,141	131,023	127,367	—	1999/2013
Avalon Wharton	Wharton, NJ	247	2,273	48,608	—	2,273	48,608	50,881	3,426	47,455	49,079	—	2015
Avalon Roseland	Roseland, NJ	136	11,281	34,814	—	11,281	34,814	46,095	2,017	44,078	45,016	—	2015
Avalon Hoboken	Hoboken, NJ	217	37,237	86,508	8,660	37,237	95,168	132,405	7,970	124,435	N/A	67,904	2008/2016
Avalon Green I	Elmsford, NY	105	1,820	10,525	7,516	1,820	18,041	19,861	9,228	10,633	10,711	—	1995
Avalon Towers	Long Beach, NY	109	3,118	11,973	20,790	3,118	32,763	35,881	14,106	21,775	22,465	—	1990/1995
Avalon Riverview North (1)	Long Island City, NY	602	—	166,099	9,907	—	176,006	176,006	53,588	122,418	121,052	—	2008
Avalon West Chelsea (1)	New York, NY	305	—	123,066	31	—	123,097	123,097	20,277	102,820	109,020	—	2015
Avalon Huntington Station	Huntington Station, NY	303	21,896	58,660	—	21,896	58,660	80,556	5,094	75,462	77,534	—	2014
Archstone Lexington	Flower Mound, TX	222	4,540	25,946	1,937	4,540	27,883	32,423	5,754	26,669	27,706	21,601	2000/2013
Archstone Toscano	Houston, TX	474	15,607	72,473	—	15,607	72,473	88,080	8,261	79,819	82,155	—	2014
Memorial Heights Villages	Houston, TX	318	9,607	44,587	—	9,607	44,587	54,194	5,686	48,508	50,311	—	2014
Avalon Mosaic	Fairfax, VA	531	33,490	75,802	—	33,490	75,802	109,292	7,655	101,637	104,300	—	2014

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Potomac Yard	Alexandria, VA	323	24,225	76,633	7,849	24,225	84,482	108,707	5,374	103,333	N/A	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	89,431	8,744	22,573	98,175	120,748	2,903	117,845	N/A	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	76,429	6,904	18,830	83,333	102,163	1,811	100,352	N/A	70,019	2009/2016
Oakwood Arlington	Arlington, VA	184	18,850	38,545	2,861	18,850	41,406	60,256	7,117	53,139	53,844	—	1987/2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,612	—	12,294	55,612	67,906	4,515	63,391	65,247	—	2015
TOTAL OTHER STABILIZED		10,918	$593,582	$2,305,628	$293,727	$593,582	$2,599,355	$3,192,937	$442,269	$2,750,668	$2,242,819	$212,011

LEASE-UP
Avalon Glendora	Glendora, CA	280	$18,311	$64,649	$—	$18,311	$64,649	$82,960	$2,602	$80,358	$81,730	$—	2016
Avalon Irvine III	Irvine, CA	156	11,607	43,872	—	11,607	43,872	55,479	1,247	54,232	52,308	—	2016
Avalon Dublin Station II	Dublin, CA	252	7,762	76,421	—	7,762	76,421	84,183	2,077	82,106	80,691	—	2016
AVA Theater District	Boston, MA	398	17,024	163,055	—	17,024	163,055	180,079	7,692	172,387	175,257	—	2015
Avalon Marlborough	Marlborough, MA	350	15,315	60,153	—	15,315	60,153	75,468	3,129	72,339	73,460	—	2015
Avalon Framingham	Framingham, MA	180	9,309	34,554	—	9,309	34,554	43,863	1,468	42,395	43,101	—	2015
Avalon Bloomfield Station	Bloomfield, NJ	224	10,701	39,429	—	10,701	39,429	50,130	2,099	48,031	49,968	—	2015
Avalon Union	Union, NJ	202	11,695	36,014	—	11,695	36,014	47,709	1,094	46,615	39,456	—	2016
Avalon Green III	Elmsford, NY	68	4,985	17,237	—	4,985	17,237	22,222	637	21,585	21,103	—	2016
Avalon Falls Church	Falls Church, VA	384	39,544	66,202	—	39,544	66,202	105,746	3,467	102,279	103,438	—	2016
AVA Capitol Hill	Seattle, WA	249	20,613	60,276	—	20,613	60,276	80,889	1,983	78,906	79,008	—	2016
Avalon Alderwood II	Redmond, WA	124	5,072	21,390	—	5,072	21,390	26,462	347	26,115	14,264	—	2016
TOTAL LEASE-UP		2,867	$171,938	$683,252	$—	$171,938	$683,252	$855,190	$27,842	$827,348	$813,784	$—

REDEVELOPMENT
Avalon Towers on the Peninsula	Mountain View, CA	211	$9,560	$56,136	$8,886	$9,560	$65,022	$74,582	$29,059	$45,523	$39,705	$—	2002
AVA Studio City I	Studio City, CA	450	17,658	90,715	24,339	17,658	115,054	132,712	16,391	116,321	100,198	—	1987/2013
Avalon at Edgewater (3)	Edgewater, NJ	168	5,982	24,389	4,681	5,982	29,070	35,052	13,929	21,123	27,453	—	2002
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	25,065	22,041	115,361	137,402	49,956	87,446	84,234	—	2001
TOTAL REDEVLOPMENT		1,671	$55,241	$261,536	$62,971	$55,241	$324,507	$379,748	$109,335	$270,413	$251,590	$—

TOTAL CURRENT COMMUNITIES		70,364	$3,732,667	$12,752,509	$1,454,076	$3,732,667	$14,206,585	$17,939,252	$3,673,291	$14,265,961	$14,009,250	$2,576,758

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

			2016								2015	2016
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
DEVELOPMENT (4)
Avalon West Hollywood	West Hollywood, CA	294	$—	$1,438	$128,735	$—	$130,173	$130,173	$—	$130,173	$81,067	$—	N/A
Avalon Chino Hills	Chino Hills, CA	331	2,108	15,878	69,487	2,108	85,365	87,473	67	87,406	24,639	—	N/A
Avalon Dogpatch	San Francisco, CA	326	—	362	108,203	—	108,565	108,565	—	108,565	62,306	—	N/A
Avalon Public Market	Emeryville, CA	285	—	83	29,615	—	29,698	29,698	—	29,698	N/A	—	N/A
AVA Hollywood	Hollywood, CA	695	—	181	123,086	—	123,267	123,267	—	123,267	N/A	—	N/A
Avalon Huntington Beach	Huntington Beach, CA	378	10,560	86,201	19,701	10,560	105,902	116,462	1,193	115,269	88,629	—	N/A
AVA NoMa	Washington, D.C.	438	—	987	108,213	—	109,200	109,200	—	109,200	47,794	—	N/A
Avalon North Station	Boston, MA	503	1,633	19,710	227,728	1,633	247,438	249,071	49	249,022	142,911	—	N/A
Avalon Quincy	Quincy, MA	395	8,586	46,296	29,740	8,586	76,036	84,622	490	84,132	34,498	—	N/A
Avalon Easton	Easton, MA	290	—	137	28,937	—	29,074	29,074	—	29,074	N/A	—	N/A
AVA Wheaton	Wheaton, MD	319	—	307	35,054	—	35,361	35,361	—	35,361	18,295	—	N/A
Avalon Hunt Valley	Hunt Valley, MD	332	4,773	28,466	33,969	4,773	62,435	67,208	189	67,019	29,230	—	N/A
Avalon Laurel	Laurel, MD	344	7,766	48,128	14,381	7,766	62,509	70,275	743	69,532	31,008	—	N/A
Avalon Princeton	Princeton, NJ	280	7,832	21,418	59,298	7,832	80,716	88,548	188	88,360	50,071	—	N/A
Avalon Maplewood	Maplewood, NJ	235	—	620	47,833	—	48,453	48,453	—	48,453	19,180	—	N/A
Avalon Boonton	Boonton, NJ	350	—	124	8,168	—	8,292	8,292	—	8,292	N/A	—	N/A
Avalon Teaneck	Teaneck, NJ	248	—	—	14,034	—	14,034	14,034	—	14,034	N/A	—	N/A
Avalon Willoughby Square/AVA DoBro	Brooklyn, NY	826	114,499	294,247	44,940	114,499	339,187	453,686	5,873	447,813	408,812	—	N/A
Avalon Great Neck	Great Neck, NY	191	—	424	55,247	—	55,671	55,671	—	55,671	26,237	—	N/A
Avalon Sheepshead Bay	Brooklyn, NY	180	—	327	58,506	—	58,833	58,833	—	58,833	20,394	—	N/A
Avalon Rockville Centre II	Rockville Centre, NY	165	—	249	26,547	—	26,796	26,796	—	26,796	11,302	—	N/A
Avalon Somers	Somers, NY	152	—	38	16,548	—	16,586	16,586	—	16,586	N/A	—	N/A
11 West 61st Street	New York, NY	172	—	—	348,821	—	348,821	348,821	—	348,821	N/A	—	N/A
Avalon Esterra Park	Redmond, WA	482	14,034	69,247	45,866	14,034	115,113	129,147	1,161	127,986	84,428	—	N/A
Avalon Newcastle Commons I	Newcastle, WA	378	1,054	12,210	79,057	1,054	91,267	92,321	54	92,267	27,140	—	N/A
Avalon Belltown Towers	Seattle, WA	275	—	50	29,336	—	29,386	29,386	—	29,386	N/A	—	N/A
TOTAL DEVELOPMENT		8,864	$172,845	$647,128	$1,791,050	$172,845	$2,438,178	$2,611,023	$10,007	$2,601,016	$1,207,941	$—

Land Held for Development		N/A	$84,293	$—	$—	$84,293	$—	$84,293	$—	$84,293	$484,377	$—
Corporate Overhead		N/A	56,584	8,553	76,921	56,584	85,474	142,058	60,334	81,724	77,940	4,500,000
2016 Disposed Communities		N/A	—	—	—	—	—	—	—	—	162,801	—
TOTAL		79,228	$4,046,389	$13,408,190	$3,322,047	$4,046,389	$16,730,237	$20,776,626	$3,743,632	$17,032,994	$15,942,309	$7,076,758

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

_________________________________

(1)	Some or all of the land for this community is subject to a land lease.

(2)
This community was under redevelopment for some or all of 2016, with the redevelopment effort primarily focused on the exterior and/or common area, with no expected material impact on community operations. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(3)	The Total Cost, Net of Accumulated Depreciation as of December 31, 2015 includes the land, but excludes the net book value, of fixed assets destroyed by the Edgewater casualty loss.

(4)	Development Communities excludes AVA North Point, which is being developed within an unconsolidated joint venture.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building—30 years

Improvements, upgrades and FF&E—not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $20,223,213 at December 31, 2016.

The changes in total real estate assets for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the year ended
	12/31/2016	12/31/2015	12/31/2014
Balance, beginning of period	$19,268,099	$17,849,316	$16,800,321
Acquisitions, construction costs and improvements	1,788,515	1,667,989	1,311,003
Dispositions, including casualty losses and impairment loss on planned dispositions	(279,988)	(249,206)	(262,008)
Balance, end of period	$20,776,626	$19,268,099	$17,849,316

The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014, are as follows:

	For the year ended
	12/31/2016	12/31/2015	12/31/2014
Balance, beginning of period	$3,325,790	$2,913,576	$2,516,112
Depreciation, including discontinued operations	531,434	477,923	442,682
Dispositions, including casualty losses	(113,592)	(65,709)	(45,218)
Balance, end of period	$3,743,632	$3,325,790	$2,913,576