Form 10-Q
period 2017-03-31
AVALONBAY COMMUNITIES INC
filed 2017-05-02
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

137,786,073 shares of common stock, par value $0.01 per share, were outstanding as of April 28, 2017.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2017	12/31/2016
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,981,847	$3,941,250
Buildings and improvements	14,496,026	14,314,981
Furniture, fixtures and equipment	546,523	532,994
	19,024,396	18,789,225
Less accumulated depreciation	(3,852,593)	(3,743,632)
Net operating real estate	15,171,803	15,045,593
Construction in progress, including land	1,791,134	1,882,262
Land held for development	103,954	84,293
Real estate assets held for sale, net	—	20,846
Total real estate, net	17,066,891	17,032,994

Cash and cash equivalents	121,705	214,994
Cash in escrow	247,015	114,983
Resident security deposits	32,167	32,071
Investments in unconsolidated real estate entities	183,403	175,116
Deferred development costs	40,110	40,179
Prepaid expenses and other assets	287,130	256,934
Total assets	$17,978,421	$17,867,271

LIABILITIES AND EQUITY
Unsecured notes, net	$4,464,546	$4,463,302
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	2,541,183	2,567,578
Dividends payable	195,657	185,397
Payables for construction	96,672	100,998
Accrued expenses and other liabilities	293,637	274,676
Accrued interest payable	54,143	38,307
Resident security deposits	57,183	57,023
Liabilities related to real estate assets held for sale	—	808
Total liabilities	7,703,021	7,688,089

Commitments and contingencies

Redeemable noncontrolling interests	8,778	7,766

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2017 and December 31, 2016; zero shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2017 and December 31, 2016; 137,786,600 and 137,330,904 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,378	1,373
Additional paid-in capital	10,160,183	10,105,654
Accumulated earnings less dividends	133,674	94,899
Accumulated other comprehensive loss	(28,613)	(30,510)
Total equity	10,266,622	10,171,416
Total liabilities and equity	$17,978,421	$17,867,271

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2017	3/31/2016
Revenue:
Rental and other income	$521,126	$506,974
Management, development and other fees	1,200	1,524
Total revenue	522,326	508,498

Expenses:
Operating expenses, excluding property taxes	123,044	116,626
Property taxes	52,930	50,067
Interest expense, net	49,295	43,410
Depreciation expense	140,621	127,216
General and administrative expense	13,206	11,404
Expensed acquisition, development and other pursuit costs, net of recoveries	728	3,462
Casualty and impairment loss (gain), net	11,688	(2,202)
Total expenses	391,512	349,983

Income before equity in income of unconsolidated real estate entities, gain on sale of communities and other real estate, and income taxes	130,814	158,515

Equity in income of unconsolidated real estate entities	16,672	27,969
Gain on sale of communities	87,949	51,430
Gain on sale of other real estate	366	—

Income before income taxes	235,801	237,914
Income tax expense	20	37

Net income	235,781	237,877
Net loss attributable to noncontrolling interests	94	54

Net income attributable to common stockholders	$235,875	$237,931

Other comprehensive income (loss):
(Loss) income on cash flow hedges	145	(47,757)
Cash flow hedge losses reclassified to earnings	1,752	1,374
Comprehensive income	$237,772	$191,548

Earnings per common share - basic:
Net income attributable to common stockholders	$1.72	$1.73

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.72	$1.73

Dividends per common share	$1.42	$1.35

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2017	3/31/2016
Cash flows from operating activities:
Net income	$235,781	$237,877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	140,621	127,216
Amortization of deferred financing costs	1,826	1,936
Amortization of debt premium	(4,621)	(4,779)
Amortization of stock-based compensation	4,319	3,835
Equity in (income) loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	(5,768)	6,438
Casualty and impairment loss (gain), net	11,688	(2,202)
Abandonment of development pursuits	265	—
Cash flow hedge losses reclassified to earnings	1,752	1,374
Gain on sale of real estate assets	(97,012)	(81,055)
(Increase) decrease in cash in operating escrows	(6,433)	3,009
Increase in resident security deposits, prepaid expenses and other assets	(10,630)	(8,559)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	21,674	(7,308)
Net cash provided by operating activities	293,462	277,782

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(259,573)	(266,588)
Acquisition of real estate assets, including partnership interest	—	(170,022)
Capital expenditures - existing real estate assets	(8,015)	(11,618)
Capital expenditures - non-real estate assets	(2,429)	(3,264)
Proceeds from sale of real estate, net of selling costs	159,985	68,709
Increase in cash in deposit escrows	(126,467)	(69,227)
Insurance proceeds for property damage claims	4,095	8,702
Mortgage note receivable lending	(4,795)	—
(Decrease) increase in payables for construction	(4,326)	842
Distributions from unconsolidated real estate entities	11,952	58,652
Investments in unconsolidated real estate entities	(5,774)	(913)
Net cash used in investing activities	(235,347)	(384,727)

Cash flows from financing activities:
Issuance of common stock, net	56,817	1,102
Dividends paid	(185,192)	(171,151)
Repayments of mortgage notes payable, including prepayment penalties	(21,037)	(19,682)
Payment of deferred financing costs	(2,315)	(6,176)
Distributions to DownREIT partnership unitholders	(11)	(10)
Contributions from joint venture and profit-sharing partners	1,038	—
Distributions to joint venture and profit-sharing partners	(104)	(104)
Preferred interest obligation redemption and dividends	(600)	—
Net cash used in financing activities	(151,404)	(196,021)

Net decrease in cash and cash equivalents	(93,289)	(302,966)

Cash and cash equivalents, beginning of period	214,994	400,507
Cash and cash equivalents, end of period	$121,705	$97,541

Cash paid during the period for interest, net of amount capitalized	$34,503	$46,011

See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2017:

•
As described in Note 4, "Equity," 198,502 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 70,020 shares valued at $12,538,000 were issued in connection with new stock grants; 1,165 shares valued at $205,000 were issued through the Company's dividend reinvestment plan; 57,172 shares valued at $10,149,000 were withheld to satisfy employees' tax withholding and other liabilities; and 236 restricted shares with an aggregate value of $41,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $195,657,000.

•
The Company recorded an increase of $183,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

•
The Company recorded an increase in prepaid expenses and other assets of $180,000 and an increase in accrued expenses and other liabilities of $102,000, and a corresponding adjustment to other comprehensive income, and reclassified $1,752,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•
As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at the Company's Avalon Maplewood Development Community ("Maplewood"), and a corresponding recovery of loss of $12,598,000 for expected property damage insurance proceeds for the Maplewood casualty loss not received during the period.

During the three months ended March 31, 2016:

•
The Company issued 193,171 shares of common stock as part of the Company's stock-based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 77,553 shares valued at $12,529,000 were issued in connection with new stock grants; 576 shares valued at $101,000 were issued through the Company's dividend reinvestment plan; 48,189 shares valued at $8,164,000 were withheld to satisfy employees' tax withholding and other liabilities; and 499 restricted shares with an aggregate value of $76,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $185,173,000.

•
The Company recorded an increase of $299,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company recorded a decrease in prepaid expenses and other assets of $5,422,000 and an increase in accrued expenses and other liabilities of $42,335,000, and a corresponding loss to other comprehensive income of $47,757,000, and reclassified $1,374,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•	The Company assumed fixed rate indebtedness with a principal amount of $67,904,000 in conjunction with the acquisition of Avalon Hoboken.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986 (the "Code"). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California.

At March 31, 2017, the Company owned or held a direct or indirect ownership interest in 260 operating apartment communities containing 74,952 apartment homes in 10 states and the District of Columbia, of which nine communities containing 4,075 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 24 communities under development that are expected to contain an aggregate of 7,581 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,304 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2016 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2017	3/31/2016
Basic and diluted shares outstanding
Weighted average common shares - basic	137,068,874	136,785,880
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	454,868	589,664
Weighted average common shares - diluted	137,531,242	137,383,044

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$235,875	$237,931
Net income allocated to unvested restricted shares	(652)	(632)
Net income attributable to common stockholders, adjusted	$235,223	$237,299

Weighted average common shares - basic	137,068,874	136,785,880

Earnings per common share - basic	$1.72	$1.73

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$235,875	$237,931
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	10
Adjusted net income attributable to common stockholders	$235,886	$237,941

Weighted average common shares - diluted	137,531,242	137,383,044

Earnings per common share - diluted	$1.72	$1.73

All options to purchase shares of common stock outstanding as of March 31, 2017 and 2016 are included in the computation of diluted earnings per share.

As discussed under "Recently Issued and Adopted Accounting Standards," as of January 1, 2017, the Company adopted the provision of ASU 2016-09 using the modified retrospective approach to recognize forfeitures as they occur. Prior to the adoption of this standard, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. The change in accounting principle had an immaterial effect on the Company's financial position and no adjustment to retained earnings or the Company's diluted shares outstanding, as prescribed under the modified retrospective approach, was required in the prior year period.

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

Legal and Other Contingencies

Maplewood Casualty Loss

In February 2017, a fire occurred at the Company's Avalon Maplewood Development Community, located in Maplewood, NJ, which was under construction and not yet occupied. The Company believes that liabilities to third parties resulting from the fire will not be material and will, in any event, be substantially covered by insurance subject to a deductible. The Company has commenced reconstruction of the damaged and destroyed portions of the community. See Note 5, "Investments in Real Estate Entities," for further discussion of the casualty gains and losses associated with the Maplewood casualty loss.

Edgewater Casualty Loss

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a proposed settlement which would provide a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In March 2017 the District Court granted preliminary approval of the class action settlement and in July 2017 a fairness hearing will be held to determine whether the settlement will receive final approval. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. Recently, a fifth class action lawsuit was filed against the Company seeking to certify a class on behalf of both buildings and other third parties. That action is currently stayed pending the decision by those plaintiffs either to be included in the class settlement or to formally opt-out. In addition to the class action lawsuits described above, 19 lawsuits representing approximately 146 individual plaintiffs have been filed and are currently pending in the Superior Court of New Jersey Bergen County - Law Division. All of these state court cases have been consolidated by the court. These plaintiffs, if eligible to be class members under the class settlement that has been preliminarily approved as described above, must formally opt-out of that class action settlement by May 17, 2017 if they want to continue their individual actions. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. There are also five subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis and the other four are currently pending in the United States District Court for the District of New Jersey. The District Court recently denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

Other Matters

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

Acquisitions of Investments in Real Estate

The Company accounts for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which requires the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree to be recognized at fair value. Typical assets and liabilities acquired include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes various sources, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For an acquisition of a business, the allocation of the purchase price is based on the fair value of the net assets, and for an asset acquisition, the allocation of the purchase price is based on the relative fair value of the net assets. Subsequent to the adoption of ASU 2017-01 on October 1, 2016, the Company expects that acquisitions of individual operating communities will generally be viewed as asset acquisitions.

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

Recently Issued Accounting Standards

In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope of the nonfinancial asset guidance and the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers). In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest. The amendments also provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The new standard allows for either a retrospective or modified retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, distributions received from equity method investees and separately identifiable cash flows and application of the predominance principle. The new standard requires a retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company adopted this guidance as of January 1, 2017. The new standard did not have a material effect on the Company's Condensed Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures. Upon adoption of the standard, the Company elected to account for forfeitures when they occur instead of estimating the forfeitures. The Company adopted this guidance as of January 1, 2017, using the modified retrospective approach. The new standard did not have a material effect on the Company's financial position, results of operations or earnings per share as discussed in "Earnings per Common Share."

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

Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company's other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, other income from residents determined not to be within the scope of ASU 2016-02 and gains and losses from real estate dispositions. The Company will continue to assess the impact of the new standard and anticipates adoption as of January 1, 2018 using the modified retrospective approach.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $17,821,000 and $20,609,000 for the three months ended March 31, 2017 and 2016, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of March 31, 2017 and December 31, 2016 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2017 and December 31, 2016, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	3/31/2017	12/31/2016

Fixed rate unsecured notes (1)	$4,200,000	$4,200,000
Term Loans (1)	300,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	1,664,650	1,668,496
Variable rate mortgage notes payable - conventional and tax-exempt (2)	890,202	908,262
Total mortgage notes payable and unsecured notes	7,054,852	7,076,758
Credit Facility	—	—
Total mortgage notes payable, unsecured notes and Credit Facility	$7,054,852	$7,076,758
_____________________________________

(1)
Balances at March 31, 2017 and December 31, 2016 exclude $8,640 and $8,930, respectively, of debt discount, and $26,814 and $27,768, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at March 31, 2017 and December 31, 2016 exclude $3,044 of debt discount and $1,866 of debt premium, respectively, and $10,625 and $11,046, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2017:

•	In February 2017, the Company repaid $17,300,000 of variable rate debt secured by Avalon Mountain View at par at its scheduled maturity date.

•
In February 2017, the Company entered into a $250,000,000 variable rate unsecured term loan (the "$250 million Term Loan"), of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 1.50%. As of March 31, 2017, the Company had not drawn any of the available $250,000,000 under the variable rate unsecured term loan. See Note 11, "Subsequent Events," for further discussion.

At March 31, 2017, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (1.81% at March 31, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility and had $45,084,000 and $46,711,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2017 and December 31, 2016, respectively.

In the aggregate, secured notes payable mature at various dates from November 2017 through July 2066, and are secured by certain apartment communities (with a net carrying value of $3,405,173,000, excluding communities classified as held for sale, as of March 31, 2017).

As of March 31, 2017, the Company has guaranteed a $100,000,000 mortgage note payable held by a wholly-owned subsidiary; such mortgage note payable is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate mortgage notes payable (conventional and tax-exempt) was 4.4% at both March 31, 2017 and December 31, 2016.  The weighted average interest rate of the Company's variable rate mortgage notes payable (conventional and tax-exempt), the Term Loan and its Credit Facility, including the effect of certain financing related fees, was 2.5% and 2.3% at March 31, 2017 and December 31, 2016, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at March 31, 2017 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2017	13,954	692,191	—	N/A
2018	17,789	76,667	—	N/A
2019	4,696	655,514	—	N/A
2020	3,624	118,729	250,000	6.100%
			400,000	3.625%
2021	3,551	27,844	250,000	3.950%
			300,000	LIBOR + 1.450%
2022	3,795	—	450,000	2.950%
2023	4,040	—	350,000	4.200%
			250,000	2.850%
2024	4,310	—	300,000	3.500%
2025	4,585	84,835	525,000	3.450%
			300,000	3.500%
2026	4,894	—	475,000	2.950%
			300,000	2.900%
Thereafter	213,754	620,080	350,000	3.900%
	$278,992	$2,275,860	$4,500,000

The Company was in compliance at March 31, 2017 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2017 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2016	$1,373	$10,105,654	$94,899	$(30,510)	$10,171,416
Net income attributable to common stockholders	—	—	235,875	—	235,875
Gain on cash flow hedges, net	—	—	—	145	145
Cash flow hedge loss reclassified to earnings	—	—	—	1,752	1,752
Change in redemption value of redeemable noncontrolling interest	—	—	(183)	—	(183)
Dividends declared to common stockholders	—	—	(195,657)	—	(195,657)
Issuance of common stock, net of withholdings	5	47,962	(1,260)	—	46,707
Amortization of deferred compensation	—	6,567	—	—	6,567
Balance at March 31, 2017	$1,378	$10,160,183	$133,674	$(28,613)	$10,266,622

As of March 31, 2017 and December 31, 2016, the Company's charter authorized a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock for issuance.

During the three months ended March 31, 2017, the Company:

i.	issued 7,266 shares of common stock in connection with stock options exercised;

ii.	issued 1,165 common shares through the Company's dividend reinvestment plan;

iii.	issued 198,502 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 306,177 shares under CEP IV as discussed below;

v.	withheld 57,172 common shares to satisfy employees' tax withholding and other liabilities; and

vi.	canceled 236 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the three months ended March 31, 2017 is not reflected on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows the Company to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of its common stock. The Company expects that it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2017, the Company sold 306,177 shares at an average sales price of $186.44 per share, for net proceeds of $56,228,000. As of March 31, 2017, the Company had $942,915,000 of shares remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of March 31, 2017, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures and joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three months ended March 31, 2017, AvalonBay Value Added Fund II, L.P. ("Fund II") sold Eaves Gaithersburg, located in Gaithersburg, MD, containing 684 apartment homes, for $117,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $8,697,000, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income. In conjunction with the disposition of this community during the three months ended March 31, 2017, Fund II repaid $63,200,000 of secured indebtedness at par in advance of its scheduled maturity date.

The Company has an equity interest of 31.3% in Fund II, and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest based on the current returns earned by Fund II, which represents 20.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 80.0% of distributions. During the three months ended March 31, 2017, the Company recognized income of $6,765,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	3/31/2017	12/31/2016
	(unaudited)	(unaudited)
Assets:
Real estate, net	$862,612	$954,493
Other assets	76,208	49,519
Total assets	$938,820	$1,004,012

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$625,256	$689,573
Other liabilities	15,861	16,537
Partners' capital	297,703	297,902
Total liabilities and partners' capital	$938,820	$1,004,012

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2017	3/31/2016
	(unaudited)
Rental and other income	$28,642	$36,955
Operating and other expenses	(11,094)	(14,170)
Gain on sale of communities	29,447	103,321
Interest expense, net (1)	(6,948)	(20,001)
Depreciation expense	(7,327)	(9,240)
Net income	$32,720	$96,865
_____________________________________

(1)	Amount for the three months ended March 31, 2016 includes charges for prepayment penalties and write-offs of deferred financing costs of $10,864.

In conjunction with the formation of Fund II and North Point II JV, LP ("AVA North Point"), and the acquisition of Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $37,148,000 and $38,015,000 at March 31, 2017 and December 31, 2016, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture and will have all of the rights and obligations associated with the rental apartments, and the venture partner owns the remaining 30.0% interest and will have all of the rights and obligations associated with the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of March 31, 2017, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the for-sale residential condominium units, in the amount of $32,036,000 for outstanding principal and interest, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. The loan will be repaid by the venture partner with the proceeds the partner receives from the sales of the residential condominium units which are expected to occur during 2017 and 2018. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $728,000 and $746,000 for the three months ended March 31, 2017 and 2016, respectively. These costs are included in expensed acquisition, development, and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three months ended March 31, 2017 and 2016, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2017, the Company recognized an impairment charge of $9,350,000 relating to a land parcel which the Company had acquired for development in 2004 and no longer intends to develop. During the three months ended March 31, 2016, the Company recognized an aggregate impairment charge of $6,500,000 relating to two undeveloped land parcels. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and these charges are included in casualty and impairment loss (gain), net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three months ended March 31, 2017 and 2016.

Casualty Gains and Losses

During the three months ended March 31, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss, and demolition and additional incident expenses of $3,120,000. The casualty loss was partially offset by $17,143,000 of expected property damage insurance proceeds, of which $4,545,000 was received during the three months ended March 31, 2017. The receivable for the remaining $12,598,000 of expected property damage insurance proceeds is included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The net casualty loss of $2,338,000 is included in casualty and impairment loss (gain), net on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," for further discussion of the Maplewood casualty loss.

During the three months ended March 31, 2016, the Company reached a final insurance settlement for the property damage and lost income for the Edgewater casualty loss. In 2015 and 2016, the Company received aggregate insurance proceeds for Edgewater of $73,150,000, after self-insurance and deductibles. During the three months ended March 31, 2016, the Company received the final $29,008,000 of insurance proceeds, of which $8,702,000 was recognized as casualty and impairment loss (gain), net on the accompanying Condensed Consolidated Statements of Comprehensive Income, and $20,306,000 as business interruption insurance proceeds, which is recorded as a component of rental and other income on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater casualty loss.

6.  Real Estate Disposition Activities

During the three months ended March 31, 2017, the Company sold the following real estate assets.

•
Avalon Pines, located in Coram, NY, containing 450 homes, and the adjacent golf course were sold for $140,000,000. The Company's gain in accordance with GAAP on the disposition was $87,949,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The sale of Avalon Pines is expected to be part of a tax deferred exchange under which the Company has restricted the cash proceeds in an escrow account, classified as cash in escrow on the accompanying Condensed Consolidated Balance Sheet.

•
Two undeveloped land parcels, located in Newcastle, WA, that are adjacent to one of the Company's Development Communities, and 421-a tax certificates, representing the right to qualify for certain property tax exemptions in New York City, were sold for an aggregate sales price of $22,286,000. The Company's gain in accordance with GAAP on the dispositions was $366,000, reported in gain on sale of other real estate on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At March 31, 2017, the Company had no real estate assets that qualified as held for sale.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in (loss) income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment loss (gain), net, gain on sale of real estate assets and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

	For the three months ended
	3/31/2017	3/31/2016
Net income	$235,781	$237,877
Indirect operating expenses, net of corporate income	16,297	16,537
Investments and investment management expense	1,321	1,145
Expensed acquisition, development and other pursuit costs, net of recoveries	728	3,462
Interest expense, net	49,295	43,410
General and administrative expense	13,206	11,404
Equity in income of unconsolidated real estate entities	(16,672)	(27,969)
Depreciation expense	140,621	127,216
Income tax expense	20	37
Casualty and impairment loss (gain), net	11,688	(2,202)
Gain on sale of real estate	(88,315)	(51,430)
Net operating income from real estate assets sold or held for sale	(1,387)	(8,606)
Net operating income	$362,583	$350,881

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2017	3/31/2016
Rental income from real estate assets sold or held for sale	$2,650	$13,916
Operating expenses from real estate assets sold or held for sale	(1,263)	(5,310)
Net operating income from real estate assets sold or held for sale	$1,387	$8,606

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI for the three months ended March 31, 2017 and 2016 has been adjusted to exclude the real estate assets that were sold from January 1, 2016 through March 31, 2017, or otherwise qualify as held for sale as of March 31, 2017, as described in Note 6, "Real Estate Disposition Activities." Segment information for gross real estate as of March 31, 2017 and 2016 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to the respective balance sheet dates.

	For the three months ended
	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the three months ended March 31, 2017
Established
New England	$58,607	$37,816	3.3%	$1,875,024
Metro NY/NJ	87,544	60,060	3.8%	2,903,317
Mid-Atlantic	55,755	39,147	3.7%	2,062,311
Pacific Northwest	20,454	14,815	5.2%	731,537
Northern California	83,323	63,717	2.0%	2,815,589
Southern California	83,225	60,551	6.2%	3,005,810
Total Established	388,908	276,106	3.9%	13,393,588

Other Stabilized	74,021	51,571	N/A	3,032,689
Development / Redevelopment	55,547	34,906	N/A	4,276,266
Land Held for Development	N/A	N/A	N/A	103,954
Non-allocated (3)	1,200	N/A	N/A	112,987

Total	$519,676	$362,583	3.3%	$20,919,484

For the three months ended March 31, 2016
Established
New England	$57,196	$36,508	15.9%	$1,860,863
Metro NY/NJ	83,079	56,702	3.2%	2,883,958
Mid-Atlantic	57,530	40,063	1.3%	2,330,106
Pacific Northwest	19,289	14,078	5.8%	795,228
Northern California	78,452	60,248	11.5%	2,651,741
Southern California	71,257	51,041	9.8%	2,633,553
Total Established	366,803	258,640	7.9%	13,155,449

Other Stabilized (2)	73,004	56,914	N/A	2,196,700
Development / Redevelopment	53,251	35,327	N/A	3,802,952
Land Held for Development	N/A	N/A	N/A	477,072
Non-allocated (3)	1,524	N/A	N/A	89,056

Total	$494,582	$350,881	21.7%	$19,721,229
__________________________________

(1)	Does not include gross real estate assets held for sale of $20,341 as of March 31, 2016.

(2)	Total revenue and NOI for the three months ended March 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

(3)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Detail of the outstanding awards and activity is presented below.

Information with respect to stock options granted under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan") and its 2009 Stock Option and Incentive Plan (the "2009 Plan") is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2016	177,333	$124.25	22,541	$77.91
Exercised	(3,085)	120.74	(4,181)	129.72
Forfeited	—	—	—	—
Options Outstanding, March 31, 2017 (1)	174,248	$124.31	18,360	$66.11
__________________________________

(1)	All options outstanding are exercisable as of March 31, 2017.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2016	251,163	$136.74
Granted (1)	81,708	176.59
Change in awards based on performance (2)	49,323	119.26
Converted to restricted stock	(128,482)	118.75
Forfeited	(792)	160.39
Outstanding at March 31, 2017	252,920	$155.27
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 49,374 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,334 performance awards.

(2)	Represents the change in the number of performance awards earned based on performance achievement.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards determined by using total shareholder return measures. The assumptions used are as follows:

2017
Dividend yield	3.2%
Estimated volatility over the life of the plan (1)	15.3% - 19.7%
Risk free rate	0.69% - 1.61%
Estimated performance award value based on total shareholder return measure	$175.86
__________________________________

(1)	Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2017, for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $179.07, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2016	136,705	$158.51	176,698
Granted - restricted stock shares	70,020	179.07	128,482
Vested - restricted stock shares	(65,702)	153.05	(69,149)
Forfeited	(236)	173.73	—
Outstanding at March 31, 2017	140,787	$171.25	236,031

Total employee stock-based compensation cost recognized in income was $3,986,000 and $3,742,000 for the three months ended March 31, 2017 and 2016, respectively, and total capitalized stock-based compensation cost was $2,078,000 and $3,048,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was a total unrecognized compensation cost of $45,637,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 3.9 years.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,200,000 and $1,524,000 during the three months ended March 31, 2017 and 2016, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its property and construction management role of $3,846,000 and $5,239,000 as of March 31, 2017 and December 31, 2016, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $371,000 and $341,000 in the three months ended March 31, 2017 and 2016, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $212,000 and $531,000 on March 31, 2017 and December 31, 2016, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company's financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

Hedge ineffectiveness did not have a material impact on earnings of the Company for the three months ended March 31, 2017, or any prior period, and the Company does not anticipate that it will have a material effect in the future.

The following table summarizes the consolidated derivative positions at March 31, 2017 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$696,591	$35,685	$900,000
Weighted average interest rate (1)	2.6%	2.8%	N/A
Weighted average swapped/capped interest rate	6.1%	5.9%	2.3%
Earliest maturity date	Aug 2017	Apr 2019	Nov 2017
Latest maturity date	Nov 2021	Apr 2019	May 2018
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During the three months ended March 31, 2017, the Company entered into $100,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2018. As of March 31, 2017, the Company has $900,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had 13 derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at March 31, 2017. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2017 and 2016 were not material. During three months ended March 31, 2017, the Company deferred $145,000 of gains for cash flow hedges reported as a component of other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the three months ended
	3/31/2017	3/31/2016

Cash flow hedge losses reclassified to earnings	$1,752	$1,374

The Company anticipates reclassifying approximately $6,975,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of March 31, 2017 and 2016.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	3/31/2017
Non-Designated Hedges
Interest Rate Caps	$30	$—	$30	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	14,955	—	14,955	—
Interest Rate Swaps - Liabilities	(102)	—	(102)	—
Puts	(5,928)	—	—	(5,928)
DownREIT units	(1,377)	(1,377)	—	—
Indebtedness
Unsecured notes	(4,226,278)	(4,226,278)	—	—
Mortgage notes payable and unsecured term loan	(2,743,794)	—	(2,743,794)	—
Total	$(6,962,494)	$(4,227,655)	$(2,728,911)	$(5,928)

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	12/31/2016
Non-Designated Hedges
Interest Rate Caps	$79	$—	$79	$—
Cash Flow Hedges
Interest Rate Caps	2	—	2	—
Interest Rate Swaps - Assets	14,775	—	14,775	—
Puts	(6,002)	—	—	(6,002)
DownREIT units	(1,329)	(1,329)	—	—
Indebtedness
Unsecured notes	(4,218,627)	(4,218,627)	—	—
Mortgage notes payable and unsecured term loan	(2,744,462)	—	(2,744,462)	—
Total	$(6,955,564)	$(4,219,956)	$(2,729,606)	$(6,002)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2017, the Company borrowed the $250,000,000 available under the $250 million Term Loan discussed in Note 3, "Mortgage Notes Payable, Unsecured Notes and Credit Facility."

In May 2017, the Company repaid $498,357,000 of fixed rate mortgage notes with an effective interest rate of 3.36%, secured by eight communities at par in advance of their November 2017 maturity dates.

As of May 2, 2017, the Company has $395,000,000 outstanding under the Credit Facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2016 (the "Form 10-K").

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

First Quarter 2017 Highlights

•
Net income attributable to common stockholders for the three months ended March 31, 2017 was $235,875,000, a decrease of $2,056,000, or 0.9%, as compared to the prior year period. The decrease is primarily due to a net casualty and impairment loss in the current year period as compared to a net gain in the prior year period, as well as increases in depreciation and interest expense. The decrease was partially offset by an increase in real estate sales and related gains and an increase in NOI from existing, acquired and newly developed operating communities.

•
Established Communities NOI for the three months ended March 31, 2017 was $276,106,000, an increase of $10,316,000, or 3.9%, over the prior year period. This increase was driven by an increase in rental revenue of 3.2%, partially offset by an increase in operating expenses of 1.5% compared to the prior year period.

During the three months ended March 31, 2017, we completed the construction of three communities, one of which is dual-branded, containing an aggregate of 1,548 apartment homes for an aggregate total capitalized cost of $648,800,000. At March 31, 2017, we owned or held a direct or indirect interest in 24 communities under construction expected to contain 7,581 apartment homes with a projected total capitalized cost of $3,399,600,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. In addition, as of March 31, 2017, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 9,304 apartment homes, and will be developed for an aggregate total capitalized cost of $3,373,000,000, an increase of $345,000,000 from our position as of December 31, 2016.

During the three months ended March 31, 2017, we sold one wholly-owned operating community. Avalon Pines, located in Coram, NY, containing 450 homes, and the adjacent golf course were sold for $140,000,000. Our gain in accordance with GAAP on the disposition was $87,949,000.

We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility and the $250 million Term Loan; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources".

Maplewood Casualty Loss

In February 2017, a fire occurred at our Avalon Maplewood Development Community ("Maplewood"). See Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Legal and Other Contingencies," and Note 5, "Investments in Real Estate Entities - Casualty Gains and Losses," in the accompanying Condensed Consolidated Financial Statements for additional discussions related to the Maplewood casualty loss.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the three month periods ended March 31, 2017 and 2016, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2016, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as of the beginning of the current calendar year. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

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

As of March 31, 2017, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	38	8,631
Metro NY/NJ	35	10,388
Mid-Atlantic	26	9,123
Pacific Northwest	13	3,305
Northern California	35	10,321
Southern California	45	13,330
Total Established	192	55,098

Other Stabilized Communities:
New England	7	1,868
Metro NY/NJ	11	2,882
Mid-Atlantic	7	2,443
Pacific Northwest	3	656
Northern California	3	1,068
Southern California	8	1,310
Non Core	3	1,014
Total Other Stabilized	42	11,241

Lease-Up Communities	3	1,048

Redevelopment Communities	9	4,075

Unconsolidated Communities	14	3,490

Total Current Communities	260	74,952

Development Communities (1)	24	7,581

Total Communities	284	82,533

Development Rights	28	9,304
_________________________

(1)	Development Communities includes AVA North Point, expected to contain 265 apartment homes, which is being developed within an unconsolidated joint venture.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2017 and 2016 follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2017	3/31/2016	$ Change	% Change

Revenue:
Rental and other income	$521,126	$506,974	$14,152	2.8%
Management, development and other fees	1,200	1,524	(324)	(21.3)%
Total revenue	522,326	508,498	13,828	2.7%

Expenses:
Direct property operating expenses, excluding property taxes	104,233	97,387	6,846	7.0%
Property taxes	52,930	50,067	2,863	5.7%
Total community operating expenses	157,163	147,454	9,709	6.6%

Corporate-level property management and other indirect operating expenses	17,490	18,094	(604)	(3.3)%
Investments and investment management expense	1,321	1,145	176	15.4%
Expensed acquisition, development and other pursuit costs, net of recoveries	728	3,462	(2,734)	(79.0)%
Interest expense, net	49,295	43,410	5,885	13.6%
Depreciation expense	140,621	127,216	13,405	10.5%
General and administrative expense	13,206	11,404	1,802	15.8%
Casualty and impairment loss (gain), net	11,688	(2,202)	13,890	N/A (1)
Total other expenses	234,349	202,529	31,820	15.7%

Equity in income of unconsolidated real estate entities	16,672	27,969	(11,297)	(40.4)%
Gain on sale of communities	87,949	51,430	36,519	71.0%
Gain on sale of other real estate	366	—	366	100.0%
Income before income taxes	235,801	237,914	(2,113)	(0.9)%
Income tax expense	20	37	(17)	(45.9)%
Net income	235,781	237,877	(2,096)	(0.9)%

Net loss attributable to noncontrolling interests	94	54	40	74.1%

Net income attributable to common stockholders	$235,875	$237,931	$(2,056)	(0.9)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $2,056,000, or 0.9%, to $235,875,000 for the three months ended March 31, 2017 as compared to the prior year period. The decrease for the three months ended March 31, 2017 is primarily due to a casualty and impairment loss in the current year period as compared to a gain in the prior year period, as well as increases in depreciation and interest expense. The decrease was partially offset by an increase in real estate sales and related gains and an increase in NOI from existing, acquired and newly developed operating communities.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in (loss) income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment loss (gain), net, gain on sale of real estate assets and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2017 and 2016 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2017	3/31/2016

Net income	$235,781	$237,877
Indirect operating expenses, net of corporate income	16,297	16,537
Investments and investment management expense	1,321	1,145
Expensed acquisition, development and other pursuit costs, net of recoveries	728	3,462
Interest expense, net	49,295	43,410
General and administrative expense	13,206	11,404
Equity in income of unconsolidated real estate entities	(16,672)	(27,969)
Depreciation expense	140,621	127,216
Income tax expense	20	37
Casualty and impairment loss (gain), net	11,688	(2,202)
Gain on sale of real estate assets	(88,315)	(51,430)
Net operating income from real estate assets sold or held for sale	(1,387)	(8,606)
Net operating income	$362,583	$350,881

The NOI changes for the three months ended March 31, 2017, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2017

Established Communities	$10,316
Other Stabilized Communities (1)	(3,020)
Development and Redevelopment Communities	4,406
Total	$11,702
____________________________

(1)	NOI for the three months ended March 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

Rental and other income increased in the three months ended March 31, 2017 compared to the prior year period due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 69,069 apartment homes for the three months ended March 31, 2017, compared to 67,156 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,512 for the three months ended March 31, 2017 compared to $2,412 in the prior year period.

Established Communities — Rental revenue increased $11,932,000, or 3.2%, for the three months ended March 31, 2017 compared to the prior year period due to an increase in average rental rates of 3.1% to $2,456 per apartment home and an increase in economic occupancy of 0.1% to 95.7%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 22.5% of Established Community rental revenue for the three months ended March 31, 2017, and experienced an increase in rental revenue of 3.0% compared to the prior year period. Average rental rates increased 2.8% to $2,938 per apartment home, and economic occupancy increased 0.2% to 95.6% for the three months ended March 31, 2017, compared to the prior year period. While New York City is absorbing a larger pipeline of new apartment deliveries, suburban markets surrounding the city are more insulated from this new competition, and we expect to see continued growth over the prior year in the Metro New York/New Jersey region in 2017.

The Northern California region accounted for approximately 21.4% of Established Community rental revenue for the three months ended March 31, 2017, and experienced an increase in rental revenue of 2.3% compared to the prior year period. Average rental rates increased 2.2% to $2,809 per apartment home, and economic occupancy increased 0.1% to 95.7% for the three months ended March 31, 2017, compared to the prior year period. We expect slower job growth and elevated levels of new apartment deliveries will temper growth in 2017 relative to prior years.

The Southern California region accounted for approximately 21.4% of Established Community rental revenue for the three months ended March 31, 2017, and experienced an increase in rental revenue of 4.0% compared to the prior year period. Average rental rates increased 4.5% to $2,170 per apartment home, and were partially offset by a 0.5% decrease in economic occupancy to 95.8% for the three months ended March 31, 2017, compared to the prior year period. Southern California has seen steady job growth and limited new apartment supply, which we expect will continue to support favorable operating results in 2017.

The New England region accounted for approximately 15.1% of Established Community rental revenue for the three months ended March 31, 2017, and experienced an increase in rental revenue of 3.0% compared to the prior year period. Average rental rates increased 2.5% to $2,363 per apartment home, and economic occupancy increased 0.5% to 95.8% for the three months ended March 31, 2017, compared to the prior year period. Stable job growth in the Boston metro area is expected to support apartment demand in 2017. The Fairfield market continues to experience moderate economic growth due to the area's greater exposure to the financial services sector, which has experienced slower job growth during this recovery than other industries.

The Mid-Atlantic region accounted for approximately 14.3% of Established Community rental revenue for the three months ended March 31, 2017, and experienced an increase in rental revenue of 2.8% compared to the prior year period.  Average rental rates increased 2.3% to $2,127 per apartment home, and economic occupancy increased 0.5% to 95.7% for the three months ended March 31, 2017, compared to the prior year period. Although new apartment supply will remain elevated, accelerating job growth is expected to support modest growth in 2017.

The Pacific Northwest region accounted for approximately 5.3% of Established Community rental revenue for the three months ended March 31, 2017, and experienced an increase in rental revenue of 6.1% compared to the prior year period. Average rental rates increased 6.1% to $2,150 per apartment home, and economic occupancy remained consistent at 95.9% for the three months ended March 31, 2017, compared to the prior year period. We believe healthy job growth will continue to support favorable operating results in 2017.

Management, development and other fees decreased $324,000, or 21.3%, for the three months ended March 31, 2017 as compared to the prior year period. The decrease for the three months ended March 31, 2017 is primarily due to lower property and asset management fees earned as a result of dispositions from AvalonBay Value Added Fund II, L.P. ("Fund II") and the Archstone Multifamily Partners AC LP (the "U.S. Fund").

Direct property operating expenses, excluding property taxes increased $6,846,000, or 7.0%, for the three months ended March 31, 2017, compared to the prior year period. The increase for the three months ended March 31, 2017 is primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,430,000, or 2.0%, for the three months ended March 31, 2017 compared to the prior year period. The increase for the three months ended March 31, 2017 is primarily due to increased maintenance costs, compensation expense and bad debt expense, partially offset by a decrease in property insurance costs.

Property taxes increased $2,863,000, or 5.7%, for the three months ended March 31, 2017 compared to the prior year period. The increase for the three months ended March 31, 2017 is primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio.

For Established Communities, property taxes increased $190,000, or 0.5%, for the three months ended March 31, 2017 compared to the prior year period. The increase for the three months ended March 31, 2017 is primarily due to increased assessments, partially offset by successful appeals in the current year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses decreased $604,000, or 3.3%, for the three months ended March 31, 2017 compared to the prior year period, primarily due to decreased compensation related costs, including severance costs in the prior year period not present in three months ended March 31, 2017.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs as well as acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016. Subsequent to the adoption of ASU 2017-01, we expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in acquisition costs being capitalized instead of expensed. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased $2,734,000, or 79.0%, for the three months ended March 31, 2017 compared to the prior year period. The decrease for the three months ended March 31, 2017 is primarily due to the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund in the prior year period, as well as acquisition costs related to two communities acquired during the three months ended March 31, 2016.

Interest expense, net increased $5,885,000, or 13.6%, for the three months ended March 31, 2017 compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase for the three months ended March 31, 2017 is due to an increase in outstanding unsecured indebtedness, as well as a decrease in amounts of interest capitalized.

Depreciation expense increased $13,405,000, or 10.5%, for the three months ended March 31, 2017 compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense ("G&A") increased $1,802,000, or 15.8%, for the three months ended March 31, 2017 compared to the prior year period. The increase for the three months ended March 31, 2017 is primarily due to an increase in compensation related expenses, legal and professional fees, and sales and use tax expense.

Casualty and impairment loss (gain), net for the three months ended March 31, 2017 consists of an impairment charge recognized for a land parcel we had acquired for development and no longer intend to develop, as well as the Maplewood casualty loss, which was partially offset by expected insurance proceeds, a portion of which was received during the three months ended March 31, 2017. Casualty and impairment loss (gain), net for the three months ended March 31, 2016, consists of property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss, partially offset by impairment charges recognized for two ancillary land parcels.

Equity in income of unconsolidated real estate entities decreased $11,297,000, or 40.4%, for the three months ended March 31, 2017 compared to the prior year period. The decrease for the three months ended March 31, 2017 is primarily due to the timing of gains on the sale of communities in various ventures compared to the prior year period, as well as decreased NOI from the ventures due to disposition activity in 2016 and 2017.

Gain on sale of communities increased for the three months ended March 31, 2017 compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Reconciliation of Non-GAAP Financial Measures

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® ("NAREIT"), we calculate Funds from Operations Attributable to Common Stockholders ("FFO") as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, costs, and promoted interests;

•	casualty and impairment losses or gains, net;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	severance related costs;

•	expensed acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016; and

•	other non-core items.

FFO and Core FFO do not represent net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO and Core FFO as calculated by other REITs may not be comparable to our calculations of FFO and Core FFO.

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2017	3/31/2016

Net income attributable to common stockholders	$235,875	$237,931
Depreciation - real estate assets, including joint venture adjustments	140,957	127,701
Distributions to noncontrolling interests	11	10
Gain on sale of unconsolidated entities holding previously depreciated real estate	(8,697)	(29,625)
Gain on sale of previously depreciated real estate	(87,949)	(51,430)
FFO attributable to common stockholders	280,197	284,587

Adjusting items:
Joint venture losses (1)	266	4,994
Joint venture promote (2)	(6,765)	—
Impairment loss on real estate (3)(5)	9,350	6,500
Casualty loss (gain), net on real estate (4)(5)	2,338	(8,702)
Business interruption insurance proceeds (6)	—	(20,334)
Lost NOI from casualty losses covered by business interruption insurance (7)	1,805	1,870
Severance related costs	124	585
Development pursuit and other write-offs	423	433
Gain on sale of other real estate	(366)	—
Acquisition costs	—	1,101
Core FFO attributable to common stockholders	$287,372	$271,034

Weighted average common shares outstanding - diluted	137,531,242	137,383,044

EPS per common share - diluted	$1.72	$1.73
FFO per common share - diluted	$2.04	$2.07
Core FFO per common share - diluted	$2.09	$1.97
_________________________

(1)
Amount for the three months ended March 31, 2016 is primarily composed of our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity and the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund.

(2)	Amount for the three months ended March 31, 2017 is for the recognition of our promoted interest in Fund II.

(3)
Amount for the three months ended March 31, 2017 includes an impairment charge for a land parcel we had acquired for development and no longer intend to develop. Amount for the three months ended March 31, 2016 includes impairment charges relating to ancillary land parcels.

(4)
Amount for the three months ended March 31, 2017 includes $19,481 for the Maplewood casualty loss, partially offset by $17,143 of expected property damage insurance proceeds, a portion of which was received during the period. Amount for the three months ended March 31, 2016 includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss.

(5)
The aggregate impact of (i) impairment loss on real estate and (ii) casualty loss (gain), net on real estate for the three months ended March 31, 2017 and 2016 is a loss of $11,688 and a gain of $2,202, respectively.

(6)	Amount for the three months ended March 31, 2016 is primarily composed of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(7)	Amounts relate to lost NOI resulting from the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in the first quarter of 2016.

FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs.

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended
	3/31/2017	3/31/2016
Net cash provided by operating activities	$293,462	$277,782
Net cash used in investing activities	$(235,347)	$(384,727)
Net cash used in financing activities	$(151,404)	$(196,021)

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

We had unrestricted cash and cash equivalents of $121,705,000 at March 31, 2017, a decrease of $93,289,000 from $214,994,000 at December 31, 2016. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $293,462,000 for the three months ended March 31, 2017 from $277,782,000 for the three months ended March 31, 2016. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $235,347,000 for the three months ended March 31, 2017. The net cash used was primarily due to:

•	investment of $259,573,000 in the development and redevelopment of communities; and

•	capital expenditures of $10,444,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions, net of amounts held in escrow related to a planned tax deferred exchange, of $33,518,000; and

•	net distributions from unconsolidated real estate entities of $6,178,000.

Financing Activities — Net cash used in financing activities totaled $151,404,000 for the three months ended March 31, 2017.  The net cash used was primarily due to:

•	payment of cash dividends in the amount of $185,192,000; and

•	repayment of secured notes in the amount of $21,037,000.

These amounts are partially offset by the issuance of common stock in the amount of $56,817,000, primarily through CEP IV.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (1.82% at April 28, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $395,000,000 outstanding under the Credit Facility and had $45,084,000 outstanding in letters of credit that reduced our borrowing capacity as of April 28, 2017.

Financial Covenants

We are subject to financial and other covenants contained in the Credit Facility, the Term Loans and the indenture under which our unsecured notes were issued. The principal financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.

We were in compliance with these covenants at March 31, 2017.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2017, we sold 306,177 shares at an average sales price of $186.44 per share, for net proceeds of $56,228,000. As of April 28, 2017, we had $942,915,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three months ended March 31, 2017, we entered into $100,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2018. As of March 31, 2017, we had $900,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

In April 2017, we entered into an additional $100,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2018. In addition, in April 2017 we settled $185,100,000 of forward interest rate swap agreements, making a payment of $2,326,000.

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

The following debt activity occurred during the three months ended March 31, 2017:

•	In February 2017, we repaid $17,300,000 of variable rate debt secured by Avalon Mountain View at par at its scheduled maturity date.

•
In February 2017, we entered into a $250,000,000 variable rate unsecured term loan (the "$250 million Term Loan"), of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 1.50%. As of March 31, 2017, we had not drawn any of the available $250,000,000 under the variable rate unsecured term loan. In April 2017, we drew the $250,000,000 available balance.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2017 and December 31, 2016 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2016	3/31/2017	2017	2018	2019	2020	2021	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.55%	Apr-2043		15,420	15,384	170	241	257	275	293	14,148
Avalon at Chestnut Hill	6.16%	Oct-2047		38,564	38,482	384	536	566	596	629	35,771
Avalon Westbury	3.81%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				116,184	116,066	554	777	823	871	922	112,119

Variable rate (4)
Avalon Mountain View	1.42%	Feb-2017	(5)	17,300	—	—	—	—	—	—	—
Eaves Mission Viejo	1.87%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.78%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.10%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.12%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	3.69%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	2.45%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	1.98%	May-2046	(3)	100,000	100,000	—	—	—	—	345	99,655
Avalon Clinton North	2.60%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.60%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.51%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	2.49%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.33%	Apr-2028	(6)	44,410	44,410	—	—	—	—	—	44,410
				818,795	801,495	—	—	—	—	345	801,150
Conventional loans (2)
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	250,000	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	250,000	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	400,000	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
Avalon Orchards	7.80%	Jul-2033		16,075	15,988	408	577	619	663	710	13,011
Avalon Walnut Creek	4.00%	Jul-2066		3,420	3,420	—	—	—	—	—	3,420
Avalon Mission Oaks	6.04%	May-2019		19,545	19,456	258	367	18,831	—	—	—
Avalon Stratford	6.02%	May-2019		38,221	38,048	503	717	36,828	—	—	—
AVA Belltown	6.00%	May-2019		60,766	60,491	800	1,140	58,551	—	—	—
Avalon Encino	6.06%	May-2019		33,882	33,729	446	636	32,647	—	—	—
Avalon Run East	5.95%	May-2019		36,305	36,141	478	681	34,982	—	—	—
Avalon Wilshire	6.18%	May-2019		61,268	60,990	805	1,150	59,035	—	—	—
Avalon at Foxhall	6.06%	May-2019		54,583	54,336	718	1,024	52,594	—	—	—
Avalon at Gallery Place	6.06%	May-2019		42,410	42,218	558	796	40,864	—	—	—
Avalon at Traville	5.91%	May-2019		71,871	71,545	945	1,348	69,252	—	—	—
Avalon Bellevue	5.92%	May-2019		24,695	24,583	325	463	23,795	—	—	—
Avalon on the Alameda	5.91%	May-2019		49,930	49,704	657	937	48,110	—	—	—
Avalon at Mission Bay I	5.90%	May-2019		67,772	67,465	891	1,272	65,302	—	—	—
AVA Pasadena	4.06%	Jun-2018		11,287	11,232	158	11,074	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(7)	26,682	26,682	26,682	—	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	(7)	14,120	14,120	14,120	—	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	(7)	26,392	26,392	26,392	—	—	—	—	—
Archstone Lexington	3.36%	Nov-2017		21,601	21,601	21,601	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017		41,302	41,302	41,302	—	—	—	—	—

Avalon Oak Creek	3.36%	Nov-2017	(7)	69,696	69,696	69,696	—	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(7)	70,854	70,854	70,854	—	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(7)	118,112	118,112	118,112	—	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(7)	25,805	25,805	25,805	—	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(7)	146,696	146,696	146,696	—	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017		98,732	98,732	98,732	—	—	—	—	—
Avalon Russett	3.36%	Nov-2017		32,199	32,199	32,199	—	—	—	—	—
Avalon San Bruno II	3.85%	Apr-2021		30,001	29,910	377	534	564	591	27,844	—
Avalon Westbury	4.88%	Nov-2036	(3)	17,745	17,426	976	1,358	1,426	1,499	1,574	10,593
Avalon San Bruno III	3.18%	Jun-2020		54,408	54,204	889	1,226	1,264	50,825	—	—
Avalon Andover	3.28%	Apr-2018		13,844	13,758	261	13,497	—	—	—	—
Avalon Natick	3.14%	Apr-2019		14,170	14,086	255	349	13,482	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	—	67,904	—	—
Avalon Columbia Pike	3.24%	Nov-2019		70,019	69,759	1,121	1,553	67,085	—	—	—
				5,752,312	5,748,584	704,020	40,699	625,231	771,482	280,128	3,327,024

Variable rate (4)
Avalon Calabasas	2.41%	Aug-2018	(6)	53,570	53,022	926	52,096	—	—	—	—
Avalon Natick	2.75%	Apr-2019	(6)	35,897	35,685	645	884	34,156	—	—	—
Term Loan - $300 million	2.32%	Mar-2021		300,000	300,000	—	—	—	—	300,000	—
Term Loan - $100 million	N/A	Feb-2022	(8)	—	—	—	—	—	—	—	—
Term Loan - $150 million	N/A	Feb-2024	(8)	—	—	—	—	—	—	—	—
				389,467	388,707	1,571	52,980	34,156	—	300,000	—

Total indebtedness - excluding Credit Facility				$7,076,758	$7,054,852	$706,145	$94,456	$660,210	$772,353	$581,395	$4,240,293
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $35,454 and $36,698 as of March 31, 2017 and December 31, 2016, respectively, and deferred financing costs and debt discount associated with secured notes of $13,669 as of March 31, 2017, and deferred financing costs net of premium of $9,180 as of December 31, 2016, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Variable rates are given as of March 31, 2017.

(5)	In February 2017, we repaid this borrowing at par at its scheduled maturity date.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	In May 2017, we repaid $498,357 of fixed rate mortgage notes secured by eight communities at par in advance of their maturity dates.

(8)
In April 2017, we drew the available $250,000 balance on the $250 million Term Loan of which $100,000 was borrowed at 1.89% and matures in February 2022, and $150,000 was borrowed at 2.49% and matures in February 2024.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2017, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2017 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $24,038,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest based on the current returns earned by Fund II, which represents the first 20.0% of further Fund II distributions, which are in addition to our share of the remaining 80.0% of distributions. During the three months ended March 31, 2017, we recognized income of $6,765,000 for our promoted interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the three months ended March 31, 2017, Fund II sold one community containing 684 apartment homes for a sales price of $117,000,000. Our share of the gain in accordance with GAAP was $8,697,000. In conjunction with the disposition of this community, Fund II repaid $63,200,000 of secured indebtedness at par in advance of the scheduled maturity date.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $49,401,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $50,366,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

As of March 31, 2017, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2017, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

Fund II
1. Briarwood Apartments - Owings Mills, MD		348	$46,100	$25,144	Fixed	3.64%	Nov 2017
2. Avalon Watchung - Watchung, NJ		334	66,700	39,425	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	682	112,800	64,569		3.48%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (4)		192	67,289	32,747	Fixed	5.33%	Nov 2019
2. Avalon Studio 4121 - Studio City, CA		149	56,921	29,370	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA (5)		205	77,146	51,300	Fixed	1.56%	Dec 2020
4. Avalon Venice on Rose - Venice, CA		70	57,238	29,614	Fixed	3.28%	Jun 2020
5. Avalon Station 250 - Dedham, MA		285	96,383	57,230	Fixed	3.73%	Sep 2022
6. Avalon Grosvenor Tower - Bethesda, MD		237	79,748	44,357	Fixed	3.74%	Sep 2022
7. Avalon Kirkland at Carillon - Kirkland, WA		131	60,686	28,855	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,269	495,411	273,473		3.43%

AC JV
1. Avalon North Point - Cambridge, MA (6)		426	187,294	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (6)		392	85,744	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	299,843	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	124,955	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,309	23,172	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,264	126,172		3.27%

Total Unconsolidated Investments		3,490	$1,052,318	$626,514		4.07%
_____________________________

(1)	Represents total capitalized cost as of March 31, 2017.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2017.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(6)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

Off-Balance Sheet Arrangements

In addition to our investment interests in consolidated and unconsolidated real estate entities, we have certain off-balance sheet arrangements with the entities in which we invest.  Additional discussion of these entities can be found in Note 5, "Investments in Real Estate Entities," of our Condensed Consolidated Financial Statements included elsewhere in this report.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space.  As of March 31, 2017, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2017, we owned or held a direct or indirect interest in 24 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 7,581 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,399,600,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon West Hollywood (4) West Hollywood, CA	294	$153.6	Q2 2014	Q1 2017	Q4 2017	Q2 2018
2.	Avalon North Station Boston, MA	503	271.2	Q3 2014	Q4 2016	Q1 2018	Q3 2018
3.	Avalon Esterra Park (4) Redmond, WA	482	137.8	Q3 2014	Q1 2016	Q2 2017	Q4 2017
4.	Avalon Princeton Princeton, NJ	280	95.5	Q4 2014	Q3 2016	Q3 2017	Q1 2018
5.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	Q1 2015	Q3 2016	Q3 2017	Q1 2018
6.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q1 2017	Q1 2018	Q3 2018
7.	Avalon Quincy Quincy, MA	395	94.9	Q2 2015	Q2 2016	Q3 2017	Q1 2018
8.	Avalon Great Neck Great Neck, NY	191	79.6	Q2 2015	Q2 2017	Q4 2017	Q2 2018
9.	Avalon Brooklyn Bay (5) Brooklyn, NY	180	89.7	Q3 2015	Q3 2017	Q4 2017	Q2 2018
10.	Avalon Newcastle Commons I (4) Newcastle, WA	378	116.3	Q3 2015	Q4 2016	Q4 2017	Q2 2018
11.	Avalon Chino Hills Chino Hills, CA	331	96.6	Q3 2015	Q4 2016	Q4 2017	Q1 2018
12.	Avalon Maplewood (6) Maplewood, NJ	235	65.4	Q4 2015	Q1 2018	Q4 2018	Q2 2019
13.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q3 2017	Q1 2018	Q3 2018
14.	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q3 2017	Q2 2018	Q4 2018
15.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q4 2017	Q3 2018	Q1 2019
16.	Avalon Easton Easton, MA	290	64.0	Q1 2016	Q1 2017	Q1 2018	Q3 2018
17	Avalon Somers Somers, NY	152	45.1	Q2 2016	Q3 2017	Q1 2018	Q3 2018
18.	AVA North Point (7) Cambridge, MA	265	113.9	Q2 2016	Q1 2018	Q4 2018	Q2 2019
19.	Avalon Boonton Boonton, NJ	350	91.2	Q3 2016	Q2 2019	Q1 2020	Q3 2020
20.	11 West 61st Street (4) New York, NY	172	603.7	Q4 2016	Q2 2019	Q4 2019	Q2 2020
21.	Avalon Belltown Towers (4) Seattle, WA	275	146.9	Q4 2016	Q3 2019	Q4 2019	Q2 2020
22.	Avalon Public Market Emeryville, CA	285	139.6	Q4 2016	Q3 2018	Q1 2019	Q3 2019
23.	Avalon Teaneck Teaneck, NJ	248	70.4	Q4 2016	Q4 2018	Q2 2019	Q4 2019
24.	AVA Hollywood (4) Hollywood, CA	695	365.1	Q4 2016	Q2 2019	Q2 2020	Q4 2020
	Total	7,581	$3,399.6
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

(4)
Development communities containing at least 10,000 square feet of retail space include Avalon West Hollywood (32,000 square feet), Avalon Esterra Park (17,000 square feet), Avalon Newcastle Commons I (15,000 square feet), 11 West 61st Street (67,000 square feet), Avalon Belltown Towers (11,000 square feet) and AVA Hollywood (19,000 square feet).

(5)
We are developing this project with a private development partner. We will own the rental portion of the development on floors 3 through19 and the partner will own the for-sale condominium portion of the development on floors 20 through 30. The information above represents only our portion of the project. We are providing a construction loan to the development partner, expected to be $48,800,000, which together with the partner's contributed equity is expected to fund the condominium portion of the project.

(6)
In February 2017, a fire occurred at Maplewood. See Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Legal and Other Contingencies," and Note 5, "Investments in Real Estate Entities - Casualty Gains and Losses," in the accompanying Condensed Consolidated Financial Statements for additional discussions related to the Maplewood casualty loss.

(7)
We are developing this project within an unconsolidated joint venture that was formed in July 2016, in which we own a 55.0% interest. The projected total capitalized cost above represents the total cost for the venture.

During the three months ended March 31, 2017, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	$456.3	606,579	$752
2.	Avalon Huntington Beach (2) Huntington Beach, CA	378	120.1	322,073	$373
3.	Avalon Laurel Laurel, MD	344	72.4	378,688	$191
	Total	1,548	$648.8
__________________________________

(1)	Total capitalized cost is as of March 31, 2017. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)	Avalon Huntington Beach contains 10,000 square feet of retail space.

We anticipate commencing the construction of 10 apartment communities during the balance of 2017, which, if completed as expected, will contain 3,106 apartment homes and be constructed for a total capitalized cost of $920,900,000.

Redevelopment Communities

As of March 31, 2017, there were nine communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $164,100,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2017. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon at Arlington Square Arlington, VA	842	$32.8	Q4 2014	Q2 2017	Q4 2017
2.	AVA Studio City I Studio City, CA	450	28.4	Q1 2016	Q2 2017	Q4 2017
3.	Avalon Towers on the Peninsula Mountain View, CA	211	13.5	Q2 2016	Q2 2017	Q4 2017
4.	Toluca Hills Apartments by Avalon Los Angeles, CA	1,151	40.0	Q1 2017	Q1 2020	Q3 2020
5.	Eaves Old Town Pasadena Pasadena, CA	96	5.7	Q1 2017	Q3 2017	Q1 2018
6.	Avalon on the Alameda San Jose, CA	305	6.2	Q1 2017	Q1 2018	Q3 2018
7.	Avalon Prudential Center II Boston, MA	266	18.7	Q1 2017	Q3 2019	Q1 2020
8.	Avalon at Chestnut Hill Chestnut Hill, MA	204	9.2	Q1 2017	Q4 2017	Q2 2018
9.	Avalon Midtown West New York, NY	550	9.6	Q1 2017	Q4 2017	Q2 2018
	Total	4,075	$164.1
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At March 31, 2017, we had $103,954,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $40,110,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as land associated with the building destroyed in the Edgewater casualty loss not considered a Development Right. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2017 includes $78,980,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,304 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 19 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for seven Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities. During the next 12 months we expect to commence construction of apartment communities on six of the Development Rights for which we currently own the land, with a carrying basis of $88,041,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the three months ended March 31, 2017, we incurred a charge of approximately $728,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of March 31, 2017:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,388	$474
Metro NY/NJ	11	4,628	1,644
Mid-Atlantic	3	998	314
Pacific Northwest	3	911	238
Northern California	4	904	458
Southern California	1	475	245
Total	28	9,304	$3,373
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

Land Acquisitions

We acquired two land parcels for development during the three months ended March 31, 2017 for an aggregate investment of $21,488,000 and anticipate starting construction on these parcels during the next twelve months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of $28,738,000, on which we do not currently plan to develop and operate an apartment community. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels which we acquired for development and now intend to sell. During the three months ended March 31, 2017, we recognized an impairment charge of $9,350,000 for a land parcel included in the population of land we do not currently plan to develop, resulting from our decision to no longer develop the land parcel. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will" and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters.  These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1A. "Risk Factors" in this report, for a discussion of risks associated with forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions.  If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) abandoned pursuit costs and asset impairment, (iv) REIT status and (v) acquisition of investments in real estate.  Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management's Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2016.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

During the first quarter of 2017, the Company commenced the implementation of a new construction and development management system that will improve the efficiency and effectiveness of the Company’s operational and financial accounting processes for construction and development related activity. This implementation is expected to continue through the end of 2017. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting as related to construction and development related operational and financial accounting functions.

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

The Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims. Through the date of this Form 10-Q, of the 229 occupied apartments destroyed in the fire, the residents of approximately 101 units have settled claims with the Company's insurer. Due to the preliminary approval of the class settlement (referenced below), this claims process is currently suspended.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a proposed settlement which would provide a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In March 2017 the District Court granted preliminary approval of the class action settlement and in July 2017 a fairness hearing will be held to determine whether the settlement will receive final approval. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. Recently, a fifth class action lawsuit was filed against the Company seeking to certify a class on behalf of both buildings and other third parties. That action is currently stayed pending the decision by those plaintiffs either to be included in the class settlement or to formally opt-out. In addition to the class action lawsuits described above, 19 lawsuits representing approximately 146 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and are currently pending. All of these state court cases have been consolidated by the court. These plaintiffs, if eligible to be class members under the class settlement that has been preliminarily approved as described above, must formally opt-out of that class action settlement by May 17, 2017 if they want to continue their individual actions. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. There are also five subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis and the other four are currently pending in the United States District Court for the District of New Jersey. The District Court recently denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2017	1,075	$177.15	—	$200,000
February 1 - February 28, 2017	—	$—	—	$200,000
March 1 - March 31, 2017	56,097	$183.31	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(i).3	—	Articles of Amendment, dated as of May 22, 2013. (Incorporated by reference to Exhibit 3(i).3 to Form 8-K of the Company filed May 22, 2013.)
3(ii).1	—
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-K of the Company filed February 26, 2016.)

3(ii).2	—
Amendment to Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on February 16, 2017. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed February 21, 2017.)

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
Amended and Restated Third Supplemental Indenture, dated as of July 10, 2000 between the Company and State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.5	—
Fourth Supplemental Indenture, dated as of September 18, 2006, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 of the Company (File No. 333-139839), filed January 8, 2007.)

4.6	—
Fifth Supplemental Indenture, dated as of November 21, 2014, between the Company and the Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed November 21, 2014.)

4.7	—
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to Exhibit 8.1 to Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

4.8	—
Amendment to the Company's Dividend Reinvestment and Stock Purchase Plan filed December 17, 1999. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(2) of the Securities Act of 1933 on December 17, 1999.)

4.9	—
Amendment to the Company's Dividend Reinvestment and Stock Purchase Plan filed March 26, 2004. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on March 26, 2004.)

4.10	—
Amendment to the Company's Dividend Reinvestment and Stock Purchase Plan filed May 15, 2006. (Incorporated by reference to the Prospectus Supplement filed pursuant to Rule 424(b)(3) of the Securities Act of 1933 on May 15, 2006.)

10.1	—
Term Loan Agreement, dated February 28, 2017, among the Company, as Borrower, PNC Bank, National Association, as Administrative Agency and a bank, The Bank of New York, Mellon, and Sun Trust Bank, each as Syndication Agent and a bank, and a syndicate of other financial institutions serving as banks. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 28, 2017.)

10.2	—
Form of AvalonBay Communities, Inc. Award Terms of Performance-Based Restricted Stock Units for use with Performance Awards with Performance Periods beginning on or after January 1, 2017, including Form of Stock Grant and Restricted Stock Agreement for use with restricted stock issued on settlement of Performance Awards (also used with annual stock grants and other restricted stock awards). (Filed herewith.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 2, 2017	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 2, 2017	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)