Form 10-Q
period 2017-06-30
AVALONBAY COMMUNITIES INC
filed 2017-08-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

138,083,159 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2017.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2017	12/31/2016
	(unaudited)
ASSETS
Real estate:
Land and improvements	$3,990,033	$3,941,250
Buildings and improvements	14,719,690	14,314,981
Furniture, fixtures and equipment	556,690	532,994
	19,266,413	18,789,225
Less accumulated depreciation	(3,969,049)	(3,743,632)
Net operating real estate	15,297,364	15,045,593
Construction in progress, including land	1,736,367	1,882,262
Land held for development	86,016	84,293
Real estate assets held for sale, net	15,271	20,846
Total real estate, net	17,135,018	17,032,994

Cash and cash equivalents	53,477	214,994
Cash in escrow	239,676	114,983
Resident security deposits	33,654	32,071
Investments in unconsolidated real estate entities	169,854	175,116
Deferred development costs	45,157	40,179
Prepaid expenses and other assets	266,909	256,934
Total assets	$17,943,745	$17,867,271

LIABILITIES AND EQUITY
Unsecured notes, net	$5,405,897	$4,463,302
Variable rate unsecured credit facility	105,000	—
Mortgage notes payable, net	1,480,862	2,567,578
Dividends payable	196,079	185,397
Payables for construction	94,535	100,998
Accrued expenses and other liabilities	275,940	274,676
Accrued interest payable	34,880	38,307
Resident security deposits	59,176	57,023
Liabilities related to real estate assets held for sale	122	808
Total liabilities	7,652,491	7,688,089

Commitments and contingencies

Redeemable noncontrolling interests	8,842	7,766

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2017 and December 31, 2016; zero shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2017 and December 31, 2016; 138,083,281 and 137,330,904 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,381	1,373
Additional paid-in capital	10,221,474	10,105,654
Accumulated earnings less dividends	102,546	94,899
Accumulated other comprehensive loss	(42,989)	(30,510)
Total equity	10,282,412	10,171,416
Total liabilities and equity	$17,943,745	$17,867,271

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Revenue:
Rental and other income	$529,414	$500,840	$1,050,539	$1,007,814
Management, development and other fees	1,098	1,467	2,298	2,990
Total revenue	530,512	502,307	1,052,837	1,010,804

Expenses:
Operating expenses, excluding property taxes	126,687	118,903	249,730	235,530
Property taxes	53,566	51,107	106,497	101,174
Interest expense, net	50,102	46,581	99,397	89,991
Loss on extinguishment of debt, net	24,162	2,461	24,162	2,461
Depreciation expense	141,439	132,469	282,060	259,685
General and administrative expense	13,947	12,011	27,153	23,414
Expensed acquisition, development and other pursuit costs, net of recoveries	570	1,436	1,298	4,897
Casualty and impairment (gain) loss, net	—	(1,732)	11,688	(3,935)
Total expenses	410,473	363,236	801,985	713,217

Income before equity in income of unconsolidated real estate entities, gain on sale of communities and other real estate, and income taxes	120,039	139,071	250,852	297,587

Equity in income of unconsolidated real estate entities	1,146	27,151	17,819	55,120
Gain on sale of communities	44,067	30,990	132,016	82,420
Gain on sale of other real estate	—	143	366	143

Income before income taxes	165,252	197,355	401,053	435,270
Income tax expense	58	36	78	73

Net income	165,194	197,319	400,975	435,197
Net loss attributable to noncontrolling interests	31	125	125	180

Net income attributable to common stockholders	$165,225	$197,444	$401,100	$435,377

Other comprehensive loss:
Loss on cash flow hedges	(16,158)	(26,788)	(16,013)	(74,545)
Cash flow hedge losses reclassified to earnings	1,781	1,561	3,534	2,935
Comprehensive income	$150,848	$172,217	$388,621	$363,767

Earnings per common share - basic:
Net income attributable to common stockholders	$1.20	$1.44	$2.91	$3.17

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.20	$1.44	$2.91	$3.17

Dividends per common share	$1.42	$1.35	$2.84	$2.70

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2017	6/30/2016
Cash flows from operating activities:
Net income	$400,975	$435,197
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	282,060	259,685
Amortization of deferred financing costs	3,873	3,827
Amortization of debt premium	(6,454)	(9,436)
Loss on extinguishment of debt, net	24,162	2,461
Amortization of stock-based compensation	9,658	8,482
Equity in (income) loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	(4,473)	7,255
Casualty and impairment loss (gain), net	11,688	(3,935)
Abandonment of development pursuits	388	—
Cash flow hedge losses reclassified to earnings	3,534	2,935
Gain on sale of real estate assets	(141,079)	(135,735)
Increase in cash in operating escrows	(13,296)	(2,221)
Increase in resident security deposits, prepaid expenses and other assets	(13,174)	(9,936)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	4,498	(5,401)
Net cash provided by operating activities	562,360	553,178

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(495,868)	(587,287)
Acquisition of real estate assets, including partnership interest	—	(170,022)
Capital expenditures - existing real estate assets	(22,415)	(24,696)
Capital expenditures - non-real estate assets	(6,334)	(3,919)
Proceeds from sale of real estate, net of selling costs	270,481	116,941
Increase in cash in deposit escrows	(112,890)	—
Insurance proceeds for property damage claims	6,192	17,196
Mortgage note receivable lending	(11,069)	—
(Decrease) increase in payables for construction	(6,463)	2,074
Distributions from unconsolidated real estate entities	21,852	58,870
Investments in unconsolidated real estate entities	(10,100)	(121,648)
Net cash used in investing activities	(366,614)	(712,491)

Cash flows from financing activities:
Issuance of common stock, net	110,033	12,804
Dividends paid	(380,723)	(356,235)
Net borrowings under unsecured credit facility	105,000	—
Issuance of mortgage notes payable	185,100	—
Repayments of mortgage notes payable, including prepayment penalties	(1,285,555)	(157,552)
Issuance of unsecured notes	948,616	474,838
Payment of deferred financing costs	(11,466)	(10,014)
Payment of capital lease obligation	(18,422)	—
Receipts (payments) for termination of forward interest rate swaps	391	(14,847)
Payments related to tax withholding for share-based compensation	(10,441)	(7,659)
Distributions to DownREIT partnership unitholders	(21)	(20)
Contributions from joint venture and profit-sharing partners	1,038	—
Distributions to joint venture and profit-sharing partners	(213)	(203)
Preferred interest obligation redemption and dividends	(600)	—
Net cash used in financing activities	(357,263)	(58,888)

Net decrease in cash and cash equivalents	(161,517)	(218,201)

Cash and cash equivalents, beginning of period	214,994	400,507
Cash and cash equivalents, end of period	$53,477	$182,306

Cash paid during the period for interest, net of amount capitalized	$102,624	$90,355
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2017:

•
As described in Note 4, "Equity," 201,314 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 72,832 shares valued at $13,079,000 were issued in connection with new stock grants; 1,828 shares valued at $331,000 were issued through the Company's dividend reinvestment plan; 59,019 shares valued at $10,496,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,211 restricted shares with an aggregate value of $381,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $196,079,000.

•
The Company recorded an increase of $397,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

•
The Company recorded an increase in prepaid expenses and other assets of $674,000 and an increase in accrued expenses and other liabilities of $1,612,000, and a corresponding adjustment to other comprehensive income, and reclassified $3,534,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•
As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at the Company's Avalon Maplewood Development Community ("Maplewood"), and a receivable for the remaining $10,951,000 of expected property damage insurance proceeds for the Maplewood casualty loss not received during the six months ended June 30, 2017.

During the six months ended June 30, 2016:

•
The Company issued 196,059 shares of common stock as part of the Company's stock-based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 80,441 shares valued at $13,049,000 were issued in connection with new stock grants; 44,327 shares valued at $3,894,000 were issued in conjunction with the conversion of deferred stock awards; 1,041 shares valued at $186,000 were issued through the Company's dividend reinvestment plan; 53,011 shares valued at $8,280,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,243 restricted shares with an aggregate value of $360,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At June 30, 2017, the Company owned or held a direct or indirect ownership interest in 264 operating apartment communities containing 76,158 apartment homes in 10 states and the District of Columbia, of which nine communities containing 2,900 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 23 communities under development that are expected to contain an aggregate of 6,965 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 25 communities that, if developed as expected, will contain an estimated 8,329 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2016 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Basic and diluted shares outstanding
Weighted average common shares - basic	137,580,677	136,918,770	137,326,204	136,852,323
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	584,974	511,463	519,921	550,564
Weighted average common shares - diluted	138,173,151	137,437,733	137,853,625	137,410,387

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$165,225	$197,444	$401,100	$435,377
Net income allocated to unvested restricted shares	(468)	(516)	(1,122)	(1,147)
Net income attributable to common stockholders, adjusted	$164,757	$196,928	$399,978	$434,230

Weighted average common shares - basic	137,580,677	136,918,770	137,326,204	136,852,323

Earnings per common share - basic	$1.20	$1.44	$2.91	$3.17

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$165,225	$197,444	$401,100	$435,377
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	10	10	21	20
Adjusted net income attributable to common stockholders	$165,235	$197,454	$401,121	$435,397

Weighted average common shares - diluted	138,173,151	137,437,733	137,853,625	137,410,387

Earnings per common share - diluted	$1.20	$1.44	$2.91	$3.17

All options to purchase shares of common stock outstanding as of June 30, 2017 and 2016 are included in the computation of diluted earnings per share.

As discussed under "Recently Issued and Adopted Accounting Standards," as of January 1, 2017, the Company adopted the provision of ASU 2016-09 using the modified retrospective approach to recognize forfeitures as they occur. Prior to the adoption of this standard, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. This change in accounting principle had an immaterial effect on the Company's financial position and no adjustment to retained earnings or the Company's diluted shares outstanding, as prescribed under the modified retrospective approach, was required in the prior year period. Refer to "Change in Accounting Principle" for discussion of the impact to the accompanying Condensed Consolidated Statements of Cash Flows.

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the settlement and all claims are required to be submitted to the independent claims adjuster by September 11, 2017. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 20 lawsuits representing approximately 150 individual plaintiffs have been filed and are currently pending in the Superior Court of New Jersey Bergen County - Law Division. All of these state court cases, except for one that was recently filed, have been consolidated by the court. All of these plaintiffs, except for two, formally opted out of the class action settlement described above and have decided to continue their individual actions. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. The 19 consolidated lawsuits currently have a trial date of October 2, 2017. There are also five subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

Having settled many third party claims through the insurance claims process, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter. See Note 5, "Investments in Real Estate Entities," and Part II, Item 1, "Legal Proceedings," for further discussion of the casualty gains and losses and lawsuits associated with the Edgewater casualty loss.

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

ASU 2016-02 provides for transition relief, which includes not electing to (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. The Company anticipates adoption of the standard to have a material impact on its financial position resulting from the recognition of the right to use asset and corresponding lease obligation for its long-term ground leases, currently accounted for as operating leases. The Company will continue to assess the impact of the new standard.

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

Change in Accounting Principle

As of January 1, 2017, the Company adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as discussed above. The guidance requires payments related to tax withholding for share-based compensation to be presented separately as a financing activity on the Condensed Consolidated Statements of Cash Flows, and was adopted retrospectively.

The impact of the change in accounting principle for the six months ended June 30, 2016 on the accompanying Condensed Consolidated Statements of Cash Flows is (i) a reduction in decrease in accrued expenses, other liabilities and accrued interest payable of $7,659,000, and (ii) an associated increase in net cash provided by operating activities, as well as (iii) an increase in payments related to tax withholding for share-based compensation of $7,659,000, and (iv) an associated increase in net cash used in financing activities. For the six months ended June 30, 2017, payments related to tax withholding for share-based compensation were $10,441,000.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $17,279,000 and $20,024,000 for the three months ended June 30, 2017 and 2016, respectively, and $35,100,000 and $40,633,000 for the six months ended June 30, 2017 and 2016, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of June 30, 2017 and December 31, 2016 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2017 and December 31, 2016, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	6/30/2017	12/31/2016

Fixed rate unsecured notes (1)	$4,900,000	$4,200,000
Term Loans (1)	550,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	618,809	1,668,496
Variable rate mortgage notes payable - conventional and tax-exempt (2)	889,683	908,262
Total mortgage notes payable, unsecured notes and Term Loans	6,958,492	7,076,758
Credit Facility	105,000	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,063,492	$7,076,758
_____________________________________

(1)
Balances at June 30, 2017 and December 31, 2016 exclude $9,716 and $8,930, respectively, of debt discount, and $34,387 and $27,768, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2017 and December 31, 2016 exclude $16,156 of debt discount and $1,866 of debt premium, respectively, and $11,474 and $11,046, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2017:

•	In February 2017, the Company repaid $17,300,000 of variable rate debt secured by Avalon Mountain View at par at its scheduled maturity date.

•
In February 2017, the Company entered into a $250,000,000 variable rate unsecured term loan (the "$250 million Term Loan"), of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 1.50%. In April 2017, the Company borrowed the $250,000,000 available under the $250 million Term Loan.

•
In May 2017, the Company repaid $670,590,000 aggregate principal amount of 6.26% fixed rate secured notes secured by 11 communities, representing the majority of the Fannie Mae pool 2 secured indebtedness assumed as part of the Archstone acquisition, which had a contractual maturity date of November 2017 but opened for prepayment at par on April 30, 2017. In conjunction with the repayment, the Company recognized a gain of $10,839,000, primarily composed of the write-off of unamortized premium. The Company refinanced the secured borrowings for three of these communities for an aggregate principal amount of $185,100,000, with a contractual fixed interest rate of 3.61% and maturity dates of June 2027.

•
In May 2017, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $396,016,000. The notes mature in May 2027 and were issued at a 3.35% interest rate.

•
In June 2017, the Company issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $297,372,000. The notes mature in July 2047 and were issued at a 4.15% interest rate.

•
In June 2017, the Company repaid $556,313,000 aggregate principal amount of 5.86% fixed rate secured notes secured by 12 wholly-owned operating communities, representing the remaining debt in the Company's Freddie Mac cross-collateralized pool financing originated in 2009, in advance of their May 2019 maturity date. In conjunction with the repayment, the Company recognized a charge of $34,965,000, consisting of prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000.

At June 30, 2017, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (2.05% at June 30, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating). The Company had $105,000,000 outstanding under the Credit Facility as of June 30, 2017 and no borrowings outstanding under the Credit Facility as of December 31, 2016. The Company had $44,666,000 and $46,711,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2017 and December 31, 2016, respectively.

In the aggregate, secured notes payable mature at various dates from November 2017 through July 2066, and are secured by certain apartment communities (with a net carrying value of $2,211,806,000, excluding communities classified as held for sale, as of June 30, 2017). As of June 30, 2017, the Company has guaranteed a $100,000,000 secured note payable held by a wholly-owned subsidiary; such secured note payable is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 4.0% and 4.4% at June 30, 2017 and December 31, 2016, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), the Term Loans and its Credit Facility, including the effect of certain financing related fees, was 2.6% and 2.3% at June 30, 2017 and December 31, 2016, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2017 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2017	4,409	21,601	—	N/A
2018	7,258	76,667	—	N/A
2019	4,696	114,723	—	N/A
2020	3,624	118,729	250,000	6.100%
			400,000	3.625%
2021	3,551	27,844	250,000	3.950%
			300,000	LIBOR + 1.450%
2022	3,795	—	450,000	2.950%
			100,000	LIBOR + .90%
2023	4,040	—	350,000	4.200%
			250,000	2.850%
2024	4,310	—	300,000	3.500%
			150,000	LIBOR + 1.50%
2025	4,585	84,835	525,000	3.450%
			300,000	3.500%
2026	4,894	—	475,000	2.950%
			300,000	2.900%
Thereafter	213,751	805,180	350,000	3.900%
			400,000	3.350%
			300,000	4.150%
	$258,913	$1,249,579	$5,450,000

The Company was in compliance at June 30, 2017 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2017 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2016	$1,373	$10,105,654	$94,899	$(30,510)	$10,171,416
Net income attributable to common stockholders	—	—	401,100	—	401,100
Loss on cash flow hedges, net	—	—	—	(16,013)	(16,013)
Cash flow hedge loss reclassified to earnings	—	—	—	3,534	3,534
Change in redemption value of redeemable noncontrolling interest	—	—	(397)	—	(397)
Dividends declared to common stockholders	—	—	(391,735)	—	(391,735)
Issuance of common stock, net of withholdings	8	100,652	(1,321)	—	99,339
Amortization of deferred compensation	—	15,168	—	—	15,168
Balance at June 30, 2017	$1,381	$10,221,474	$102,546	$(42,989)	$10,282,412

As of June 30, 2017 and December 31, 2016, the Company's charter authorized a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock for issuance.

During the six months ended June 30, 2017, the Company:

i.	issued 36,169 shares of common stock in connection with stock options exercised;

ii.	issued 1,828 common shares through the Company's dividend reinvestment plan;

iii.	issued 201,314 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 568,424 shares under CEP IV as discussed below;

v.	withheld 59,019 common shares to satisfy employees' tax withholding and other liabilities;

vi.	issued 5,872 common shares through the Employee Stock Purchase Plan; and

vii.	canceled 2,211 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the six months ended June 30, 2017 is not reflected on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows the Company to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of its common stock. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of June 30, 2017, there are no outstanding forward sales agreements. During the three and six months ended June 30, 2017, the Company sold 262,247 and 568,424 shares at an average sales price of $190.66 and $188.39 per share, for net proceeds of $49,250,000 and $105,478,000, respectively. As of June 30, 2017, the Company had $892,915,000 of shares remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of June 30, 2017, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures and joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the six months ended June 30, 2017, AvalonBay Value Added Fund II, L.P. ("Fund II") sold Eaves Gaithersburg, located in Gaithersburg, MD, containing 684 apartment homes, for $117,000,000. The Company's share of the gain in accordance with GAAP for the disposition was $8,697,000, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income. In conjunction with the disposition of this community during the six months ended June 30, 2017, Fund II repaid $63,200,000 of secured indebtedness at par in advance of its scheduled maturity date.

The Company has an equity interest of 31.3% in Fund II, and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest based on the current returns earned by Fund II, which currently represents 20.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 80.0% of distributions. During the six months ended June 30, 2017, the Company recognized income of $6,765,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	6/30/2017	12/31/2016
	(unaudited)	(unaudited)
Assets:
Real estate, net	$856,588	$954,493
Other assets	48,248	49,519
Total assets	$904,836	$1,004,012

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$623,708	$689,573
Other liabilities	14,230	16,537
Partners' capital	266,898	297,902
Total liabilities and partners' capital	$904,836	$1,004,012

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
	(unaudited)		(unaudited)
Rental and other income	$26,789	$33,808	$55,432	$70,763
Operating and other expenses	(9,914)	(12,967)	(21,009)	(27,137)
Gain on sale of communities	—	76,934	29,447	180,256
Interest expense, net (1)	(6,600)	(9,938)	(13,548)	(29,938)
Depreciation expense	(6,795)	(8,707)	(14,122)	(17,947)
Net income	$3,480	$79,130	$36,200	$175,997
_____________________________________

(1)	Amounts for the three and six months ended June 30, 2016 include charges for prepayment penalties and write-offs of deferred financing costs of $1,480 and $12,321, respectively.

In conjunction with the formation of Fund II and North Point II JV, LP ("AVA North Point"), and the acquisition of Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $36,789,000 and $38,015,000 at June 30, 2017 and December 31, 2016, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the three months ended June 30, 2017, the Company acquired a parcel of land for an investment of $19,200,000 from Sudbury Development, LLC (“Sudbury”), a joint venture in which the Company has a 60.0% ownership interest. The Company has a continuing involvement with Sudbury, formed to pursue entitlements and conduct pre-development activity for a mixed-used development project, while the venture completes the planned infrastructure and site work.

Investments in Consolidated Real Estate Entities

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture and will have all of the rights and obligations associated with the rental apartments, and the venture partner owns the remaining 30.0% interest and will have all of the rights and obligations associated with the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of June 30, 2017, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the for-sale residential condominium units under construction, in the amount of $38,310,000 for outstanding principal and interest, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. The loan will be repaid by the venture partner with the proceeds the partner receives from the sales of the residential condominium units which are expected to occur during 2018. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights as well as costs incurred in pursuing the acquisition of assets or costs incurred pursuing the disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $570,000 and $606,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,298,000 and $1,352,000 for the six months ended June 30, 2017 and 2016, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three and six months ended June 30, 2017 and 2016, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the six months ended June 30, 2017, the Company recognized an impairment charge of $9,350,000 relating to a land parcel which the Company had acquired for development in 2004, which was classified as held for sale as of June 30, 2017. During the three and six months ended June 30, 2016, the Company recognized $4,000,000 and $10,500,000, respectively, of aggregate impairment charges related to one and three ancillary land parcels, respectively. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and these charges are included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three and six months ended June 30, 2017 and 2016.

Casualty Gains and Losses

During the six months ended June 30, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss, and demolition and additional incident expenses of $3,120,000. The casualty loss was partially offset by $17,143,000 of expected third-party property damage insurance proceeds, of which $1,647,000 and $6,192,000 were received during the three and six months ended June 30, 2017, respectively. The receivable for the remaining $10,951,000 of expected property damage insurance proceeds as of June 30, 2017 is included in prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The net casualty loss of $2,338,000 for the six months ended June 30, 2017 is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," for further discussion of the Maplewood casualty loss.

During the six months ended June 30, 2016, the Company reached a final insurance settlement for the property damage and lost income for the Edgewater casualty loss. In 2015 and 2016, the Company received aggregate insurance proceeds for Edgewater of $73,150,000, after self-insurance and deductibles. During the six months ended June 30, 2016, the Company received the final $29,008,000 of insurance proceeds, of which $8,702,000 was recognized as casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income, and $20,306,000 as business interruption insurance proceeds, which is recorded as a component of rental and other income on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater casualty loss.

During the three and six months ended June 30, 2016, the Company recorded a net casualty gain of $5,732,000 related to the severe winter storms that occurred in the Company’s Northeast markets in 2015, which is comprised of $8,493,000 in third-party insurance proceeds received, partially offset by incremental costs of $2,761,000. These amounts are included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2017:

•
In January 2017, the Company sold two undeveloped land parcels, located in Newcastle, WA, that are adjacent to one of the Company's Development Communities, and 421-a tax certificates, representing the right to qualify for certain property tax exemptions in New York City, for an aggregate sales price of $22,286,000. The Company's gain in accordance with GAAP on the dispositions was $366,000, reported in gain on sale of other real estate on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In March 2017, the Company sold Avalon Pines, located in Coram, NY, containing 450 homes, and the adjacent golf course for $140,000,000. The Company's gain in accordance with GAAP on the disposition was $87,949,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The sale of Avalon Pines is expected to be part of a tax deferred exchange under which the Company has restricted the cash proceeds in an escrow account, classified as cash in escrow on the accompanying Condensed Consolidated Balance Sheet.

•
In June 2017, the Company sold AVA University District, located in Seattle, WA, containing 283 homes, for $112,500,000. The Company's gain in accordance with GAAP on the disposition was $42,596,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2017, the Company had one ancillary land parcel that qualified as held for sale.

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Net income	$165,194	$197,319	$400,975	$435,197
Indirect operating expenses, net of corporate income	16,423	15,477	32,720	32,015
Investments and investment management expense	1,455	1,194	2,776	2,340
Expensed acquisition, development and other pursuit costs, net of recoveries	570	1,436	1,298	4,897
Interest expense, net	50,102	46,581	99,397	89,991
Loss on extinguishment of debt, net	24,162	2,461	24,162	2,461
General and administrative expense	13,947	12,011	27,153	23,414
Equity in income of unconsolidated real estate entities	(1,146)	(27,151)	(17,819)	(55,120)
Depreciation expense	141,439	132,469	282,060	259,685
Income tax expense	58	36	78	73
Casualty and impairment (gain) loss, net	—	(1,732)	11,688	(3,935)
Gain on sale of real estate	(44,067)	(31,133)	(132,382)	(82,563)
Net operating income from real estate assets sold or held for sale	(1,038)	(9,345)	(3,900)	(19,321)
Net operating income	$367,099	$339,623	$728,206	$689,134

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Rental income from real estate assets sold or held for sale	$1,664	$15,277	$6,376	$31,188
Operating expenses from real estate assets sold or held for sale	(626)	(5,932)	(2,476)	(11,867)
Net operating income from real estate assets sold or held for sale	$1,038	$9,345	$3,900	$19,321

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI for the three and six months ended June 30, 2017 and 2016 has been adjusted to exclude the real estate assets that were sold from January 1, 2016 through June 30, 2017, or otherwise qualify as held for sale as of June 30, 2017, as described in Note 6, "Real Estate Disposition Activities." Segment information for gross real estate as of June 30, 2017 and 2016 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to the respective balance sheet dates.

	For the three months ended			For the six months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the period ended June 30, 2017
Established
New England	$59,292	$37,658	1.3%	$117,898	$75,474	2.3%	$1,879,079
Metro NY/NJ	90,402	61,538	0.9%	179,564	122,502	2.3%	2,967,335
Mid-Atlantic	56,022	38,343	—%	111,777	77,490	1.8%	2,064,723
Pacific Northwest	20,791	15,017	5.9%	41,245	29,832	5.6%	732,351
Northern California	84,028	64,587	2.3%	167,351	128,304	2.1%	2,819,965
Southern California	83,778	59,808	4.2%	167,003	120,359	5.2%	3,008,947
Total Established	394,313	276,951	2.1%	784,838	553,961	3.0%	13,472,400

Other Stabilized	70,907	50,009	N/A	141,248	99,200	N/A	2,903,017
Development / Redevelopment	62,530	40,139	N/A	118,077	75,045	N/A	4,533,086
Land Held for Development	N/A	N/A	N/A	N/A	N/A	N/A	86,016
Non-allocated (2)	1,098	N/A	N/A	2,298	N/A	N/A	94,277

Total	$528,848	$367,099	8.1%	$1,046,461	$728,206	5.7%	$21,088,796

For the period ended June 30, 2016
Established
New England	$59,288	$37,977	2.9%	$117,854	$75,415	9.0%	$1,841,109
Metro NY/NJ	85,021	58,778	2.3%	168,099	115,480	2.7%	2,889,770
Mid-Atlantic	58,464	40,530	2.5%	115,994	80,593	1.9%	2,331,290
Pacific Northwest	17,968	12,866	5.4%	35,458	25,624	6.2%	795,977
Northern California	79,632	60,850	6.8%	158,084	121,097	9.1%	2,653,785
Southern California	71,612	50,933	10.3%	142,869	101,975	10.1%	2,635,803
Total Established	371,985	261,934	5.1%	738,358	520,184	6.5%	13,147,734

Other Stabilized (3)	53,118	35,784	N/A	124,557	91,718	N/A	2,166,893
Development / Redevelopment	60,460	41,905	N/A	113,711	77,232	N/A	4,065,071
Land Held for Development	N/A	N/A	N/A	N/A	N/A	N/A	511,797
Non-allocated (2)	1,467	N/A	N/A	2,990	N/A	N/A	81,186

Total	$487,030	$339,623	12.0%	$979,616	$689,134	16.8%	$19,972,681
__________________________________

(1)	Does not include gross real estate assets held for sale of $15,271 and $77,943 as of June 30, 2017 and 2016, respectively.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(3)	Total revenue and NOI for the six months ended June 30, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Detail of the outstanding awards and activity is presented below.

Information with respect to stock options granted under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan") and its Second Amended and Restated 2009 Stock Option and Incentive Plan (the "2009 Plan") is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2016	177,333	$124.25	22,541	$77.91
Exercised	(25,426)	108.88	(10,743)	99.47
Forfeited	—	—	—	—
Options Outstanding, June 30, 2017 (1)	151,907	$126.83	11,798	$58.28
__________________________________

(1)	All options outstanding are exercisable as of June 30, 2017.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2016	251,163	$136.74
Granted (1)	81,708	176.59
Change in awards based on performance (2)	49,323	119.26
Converted to restricted stock	(128,482)	118.75
Forfeited	(1,529)	158.40
Outstanding at June 30, 2017	252,183	$155.27
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

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted in 2017 for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2017
Dividend yield	3.2%
Estimated volatility over the life of the plan (1)	15.3% - 19.7%
Risk free rate	0.69% - 1.61%
Estimated performance award value based on total shareholder return measure	$175.86
__________________________________

(1)	Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2017, for which achievement will be determined by using financial metrics, the compensation cost was based on the grant date value of $179.07, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2016	136,705	$158.51	176,698
Granted - restricted stock shares	72,832	179.58	128,482
Vested - restricted stock shares	(71,374)	152.88	(70,595)
Forfeited	(1,554)	171.73	(657)
Outstanding at June 30, 2017	136,609	$172.53	233,928

Total employee stock-based compensation cost recognized in income was $8,950,000 and $8,045,000 for the six months ended June 30, 2017 and 2016, respectively, and total capitalized stock-based compensation cost was $4,979,000 and $6,052,000 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was a total unrecognized compensation cost of $37,923,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 3.8 years.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,098,000 and $1,467,000 during the three months ended June 30, 2017 and 2016, respectively, and $2,298,000 and $2,990,000 for the six months ended June 30, 2017 and 2016, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,676,000 and $5,239,000 as of June 30, 2017 and December 31, 2016, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $388,000 and $277,000 in the three months ended June 30, 2017 and 2016, respectively, and $759,000 and $618,000 in the six months ended June 30, 2017 and 2016, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $1,093,000 and $531,000 on June 30, 2017 and December 31, 2016, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk.  These instruments are carried at fair value in the Company's financial statements.  In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Company recognized a gain of $753,000 for hedge ineffectiveness for the three and six months ended June 30, 2017, included as a component of interest expense, net on the Condensed Consolidated Statements of Comprehensive Income. Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period.

The following table summarizes the consolidated derivative positions at June 30, 2017 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$695,642	$35,471	$250,000
Weighted average interest rate (1)	2.7%	3.2%	N/A
Weighted average swapped/capped interest rate	6.1%	5.9%	2.4%
Earliest maturity date	Aug 2017	Apr 2019	May 2018
Latest maturity date	Nov 2021	Apr 2019	May 2018
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During the three and six months ended June 30, 2017, the Company entered into $150,000,000 and $250,000,000, respectively, of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2018. As of June 30, 2017, the Company has $250,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

During the three and six months ended June 30, 2017, the Company settled an aggregate of $800,000,000 of forward interest rate swap agreements, receiving net aggregate payments of $391,000. In conjunction with the refinancing of three secured borrowings in May 2017, in April 2017, the Company settled $185,100,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the secured notes, making a payment of $2,326,000. In conjunction with the Company's May 2017 unsecured note issuance, the Company settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $1,361,000. In conjunction with the Company's June 2017 unsecured note issuance, the Company settled $214,900,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving $4,078,000. The Company has deferred $376,000, the effective portion of the fair value change of these swaps, in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the 10 year period of interest payments hedged.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had six derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at June 30, 2017. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2017 and 2016 were not material. During the three and six months ended June 30, 2017, the Company deferred $16,158,000 and $16,013,000, respectively, of losses for cash flow hedges reported as a component of other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Cash flow hedge losses reclassified to earnings	$1,781	$1,561	$3,534	$2,935

The Company anticipates reclassifying approximately $7,012,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of June 30, 2017 and 2016.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	6/30/2017
Non-Designated Hedges
Interest Rate Caps	$15	$—	$15	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	674	—	674	—
Interest Rate Swaps - Liabilities	(1,612)	—	(1,612)	—
Puts	(5,928)	—	—	(5,928)
DownREIT units	(1,441)	(1,441)	—	—
Indebtedness
Unsecured notes	(4,972,604)	(4,972,604)	—	—
Secured notes payable and unsecured term loan	(1,984,423)	—	(1,984,423)	—
Total	$(6,965,319)	$(4,974,045)	$(1,985,346)	$(5,928)

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	12/31/2016
Non-Designated Hedges
Interest Rate Caps	$79	$—	$79	$—
Cash Flow Hedges
Interest Rate Caps	2	—	2	—
Interest Rate Swaps - Assets	14,775	—	14,775	—
Puts	(6,002)	—	—	(6,002)
DownREIT units	(1,329)	(1,329)	—	—
Indebtedness
Unsecured notes	(4,218,627)	(4,218,627)	—	—
Secured notes payable and unsecured term loan	(2,744,462)	—	(2,744,462)	—
Total	$(6,955,564)	$(4,219,956)	$(2,729,606)	$(6,002)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2017, Fund II sold Briarwood Apartments, located in Owings Mills, MD, containing 348 apartment homes for a sales price of $64,750,000. In conjunction with the disposition of this community, Fund II repaid $24,963,000 of secured indebtedness at par in advance of the scheduled maturity date.

In July 2017, the Company entered into an agreement to sell an operating community containing 234 apartment homes and net real estate of $23,404,000 as of June 30, 2017, resulting in the community qualifying as held for sale. The Company expects to complete the sale in the third quarter of 2017.

As of August 4, 2017, the Company has $197,000,000 outstanding under the Credit Facility.

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

Second Quarter 2017 Highlights

•
Net income attributable to common stockholders for the three months ended June 30, 2017 was $165,225,000, a decrease of $32,219,000, or 16.3%, as compared to the prior year period. The decrease is primarily due to an increase in debt extinguishment losses over the prior year period, as well as a decrease in joint venture real estate sales and related gains.

•
Established Communities NOI for the three months ended June 30, 2017 was $276,951,000, an increase of $5,727,000, or 2.1%, over the prior year period. This increase was driven by an increase in rental revenue of 2.5%, partially offset by an increase in operating expenses of 3.5% compared to the prior year period.

During the three months ended June 30, 2017, we completed the construction of four communities, containing an aggregate of 1,489 apartment homes for an aggregate total capitalized cost of $400,000,000. At June 30, 2017, we owned or held a direct or indirect interest in 23 communities under construction expected to contain 6,965 apartment homes with a projected total capitalized cost of $3,241,700,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. In addition, as of June 30, 2017, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 25 apartment communities that, if developed as expected, will contain 8,329 apartment homes, and will be developed for an aggregate total capitalized cost of $3,154,000,000, a decrease of $219,000,000 from our position as of March 31, 2017.

During the three months ended June 30, 2017, we sold one wholly-owned operating community. AVA University District, located in Seattle, WA, containing 283 apartment homes, was sold for $112,500,000. Our gain in accordance with GAAP on the disposition was $42,596,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the six month periods ended June 30, 2017 and 2016, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2016, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of June 30, 2017, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	38	8,631
Metro NY/NJ	35	10,371
Mid-Atlantic	26	9,123
Pacific Northwest	13	3,305
Northern California	35	10,321
Southern California	45	13,330
Total Established	192	55,081

Other Stabilized Communities:
New England	7	1,868
Metro NY/NJ	10	2,672
Mid-Atlantic	8	3,285
Pacific Northwest	2	373
Northern California	4	1,279
Southern California	8	1,659
Non Core	3	1,014
Total Other Stabilized	42	12,150

Lease-Up Communities	7	2,537

Redevelopment Communities (1)	9	2,900

Unconsolidated Communities	14	3,490

Total Current Communities	264	76,158

Development Communities (2)	23	6,965

Total Communities	287	83,123

Development Rights	25	8,329
_________________________

(1)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes we expect the new building to contain upon completion are not included in the apartment home count presented, and will be included upon completion.

(2)	Development Communities includes AVA North Point, expected to contain 265 apartment homes, which is being developed within an unconsolidated joint venture.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2017 and 2016 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6/30/2017	6/30/2016	$ Change	% Change	6/30/2017	6/30/2016	$ Change	% Change

Revenue:
Rental and other income	$529,414	$500,840	$28,574	5.7%	$1,050,539	$1,007,814	$42,725	4.2%
Management, development and other fees	1,098	1,467	(369)	(25.2)%	2,298	2,990	(692)	(23.1)%
Total revenue	530,512	502,307	28,205	5.6%	1,052,837	1,010,804	42,033	4.2%

Expenses:
Direct property operating expenses, excluding property taxes	107,702	100,739	6,963	6.9%	211,934	198,126	13,808	7.0%
Property taxes	53,566	51,107	2,459	4.8%	106,497	101,174	5,323	5.3%
Total community operating expenses	161,268	151,846	9,422	6.2%	318,431	299,300	19,131	6.4%

Corporate-level property management and other indirect operating expenses	17,530	16,970	560	3.3%	35,020	35,064	(44)	(0.1)%
Investments and investment management expense	1,455	1,194	261	21.9%	2,776	2,340	436	18.6%
Expensed acquisition, development and other pursuit costs, net of recoveries	570	1,436	(866)	(60.3)%	1,298	4,897	(3,599)	(73.5)%
Interest expense, net	50,102	46,581	3,521	7.6%	99,397	89,991	9,406	10.5%
Loss on extinguishment of debt, net	24,162	2,461	21,701	881.8%	24,162	2,461	21,701	881.8%
Depreciation expense	141,439	132,469	8,970	6.8%	282,060	259,685	22,375	8.6%
General and administrative expense	13,947	12,011	1,936	16.1%	27,153	23,414	3,739	16.0%
Casualty and impairment (gain) loss, net	—	(1,732)	1,732	(100.0)%	11,688	(3,935)	15,623	N/A (1)
Total other expenses	249,205	211,390	37,815	17.9%	483,554	413,917	69,637	16.8%

Equity in income of unconsolidated real estate entities	1,146	27,151	(26,005)	(95.8)%	17,819	55,120	(37,301)	(67.7)%
Gain on sale of communities	44,067	30,990	13,077	42.2%	132,016	82,420	49,596	60.2%
Gain on sale of other real estate	—	143	(143)	(100.0)%	366	143	223	155.9%
Income before income taxes	165,252	197,355	(32,103)	(16.3)%	401,053	435,270	(34,217)	(7.9)%
Income tax expense	58	36	22	61.1%	78	73	5	6.8%
Net income	165,194	197,319	(32,125)	(16.3)%	400,975	435,197	(34,222)	(7.9)%

Net loss attributable to noncontrolling interests	31	125	(94)	(75.2)%	125	180	(55)	(30.6)%

Net income attributable to common stockholders	$165,225	$197,444	$(32,219)	(16.3)%	$401,100	$435,377	$(34,277)	(7.9)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $32,219,000, or 16.3%, to $165,225,000 for the three months ended June 30, 2017 and $34,277,000, or 7.9%, to $401,100,000 for the six months ended June 30, 2017 as compared to the respective prior year periods. The decreases for the three and six months ended June 30, 2017 are primarily due to increases in debt extinguishment losses, as well as increased depreciation and interest expense over the prior year periods. The decrease for the three months ended June 30, 2017 is also due to a decrease in joint venture real estate sales and related gains from the prior year period. The decrease for the six months ended June 30, 2017 is also due to a casualty and impairment loss in the current year period as compared to a gain in the prior year period.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2017 and 2016 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Net income	$165,194	$197,319	$400,975	$435,197
Indirect operating expenses, net of corporate income	16,423	15,477	32,720	32,015
Investments and investment management expense	1,455	1,194	2,776	2,340
Expensed acquisition, development and other pursuit costs, net of recoveries	570	1,436	1,298	4,897
Interest expense, net	50,102	46,581	99,397	89,991
Loss on extinguishment of debt, net	24,162	2,461	24,162	2,461
General and administrative expense	13,947	12,011	27,153	23,414
Equity in income of unconsolidated real estate entities	(1,146)	(27,151)	(17,819)	(55,120)
Depreciation expense	141,439	132,469	282,060	259,685
Income tax expense	58	36	78	73
Casualty and impairment (gain) loss, net	—	(1,732)	11,688	(3,935)
Gain on sale of real estate assets	(44,067)	(31,133)	(132,382)	(82,563)
Net operating income from real estate assets sold or held for sale	(1,038)	(9,345)	(3,900)	(19,321)
Net operating income	$367,099	$339,623	$728,206	$689,134

The NOI changes for the three and six months ended June 30, 2017, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2017	6/30/2017

Established Communities	$5,727	$16,026
Other Stabilized Communities (1)	11,591	8,483
Development and Redevelopment Communities	10,158	14,563
Total	$27,476	$39,072
____________________________

(1)	NOI for the six months ended June 30, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

Rental and other income increased in the three and six months ended June 30, 2017 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 69,159 apartment homes for the six months ended June 30, 2017, compared to 67,450 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,530 for the six months ended June 30, 2017 compared to $2,436 in the prior year period.

Established Communities — Rental revenue increased $9,687,000, or 2.5%, for the three months ended June 30, 2017 compared to the prior year period due to an increase in average rental rates of 2.5% to $2,499 per apartment home, while maintaining economic occupancy at 95.4%. Rental revenue increased $21,593,000, or 2.8%, for the six months ended June 30, 2017 compared to the prior year period due to an increase in average rental rates of 2.7% to $2,483 per apartment home and an increase in economic occupancy of 0.1% to 95.6%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 22.9% of Established Community rental revenue for the six months ended June 30, 2017, and experienced an increase in rental revenue of 2.4% compared to the prior year period. Average rental rates increased 2.5% to $3,018 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.6% for the six months ended June 30, 2017, compared to the prior year period. We expect operating conditions in the Metro New York/New Jersey region to remain bifurcated between New York City and surrounding suburban submarkets. Elevated levels of new apartment deliveries in New York City are limiting our ability to increase rental rates, while surrounding suburban submarkets are more insulated from this new competition.

The Northern California region accounted for approximately 21.3% of Established Community rental revenue for the six months ended June 30, 2017, and experienced an increase in rental revenue of 1.9% compared to the prior year period. Average rental rates increased 1.5% to $2,820 per apartment home, and economic occupancy increased 0.4% to 95.8% for the six months ended June 30, 2017, compared to the prior year period. We expect operating conditions to remain challenged in the Northern California region due to slowing job growth and an increase in competition from new apartment deliveries.

The Southern California region accounted for approximately 21.3% of Established Community rental revenue for the six months ended June 30, 2017, and experienced an increase in rental revenue of 4.0% compared to the prior year period. Average rental rates increased 4.2% to $2,185 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.5% for the six months ended June 30, 2017, compared to the prior year period. We believe stable job and income growth, combined with a modest level of new apartment deliveries, will continue to support a favorable operating environment in the Southern California region.

The New England region accounted for approximately 15.0% of Established Community rental revenue for the six months ended June 30, 2017, and experienced an increase in rental revenue of 2.9% compared to the prior year period. Average rental rates increased 2.5% to $2,376 per apartment home, and economic occupancy increased 0.4% to 95.8% for the six months ended June 30, 2017, compared to the prior year period. We expect the operating environment to be more favorable in the suburban submarkets than the operating environment in the urban submarkets due to higher levels of new apartment deliveries in the urban submarkets.

The Mid-Atlantic region accounted for approximately 14.2% of Established Community rental revenue for the six months ended June 30, 2017, and experienced an increase in rental revenue of 2.2% compared to the prior year period.  Average rental rates increased 2.3% to $2,143 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.2% for the six months ended June 30, 2017, compared to the prior year period. Operating conditions in the Mid-Atlantic region are improving, but we believe elevated levels of new apartment deliveries will continue to affect our ability to increase rental rates in select submarkets.

The Pacific Northwest region accounted for approximately 5.3% of Established Community rental revenue for the six months ended June 30, 2017, and experienced an increase in rental revenue of 5.5% compared to the prior year period. Average rental rates increased 5.7% to $2,177 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.4% for the six months ended June 30, 2017, compared to the prior year period. We expect strong job and income growth in the Pacific Northwest region will continue to produce healthy apartment demand.

Management, development and other fees decreased $369,000, or 25.2%, and $692,000, or 23.1%, for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The decreases for the three and six months ended June 30, 2017 are primarily due to lower property and asset management fees earned as a result of dispositions from AvalonBay Value Added Fund II, L.P. ("Fund II") and the Archstone Multifamily Partners AC LP (the "U.S. Fund").

Direct property operating expenses, excluding property taxes increased $6,963,000, or 6.9%, and $13,808,000, or 7.0%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2017 are primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $3,108,000, or 4.1%, and $4,532,000, or 3.0%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2017 are primarily due to increased compensation expense, turnover and maintenance costs and bad debt expense, partially offset by decreased property insurance costs.

Property taxes increased $2,459,000, or 4.8%, and $5,323,000, or 5.3%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2017 are primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio.

For Established Communities, property taxes increased $858,000, or 2.2%, and $1,041,000, or 1.4%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2017 are primarily due to increased assessments, partially offset by successful appeals in the current year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $560,000, or 3.3%, and decreased $44,000, or 0.1%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increase for the three months ended June 30, 2017 is primarily due to increased compensation related costs in the current year period. The decrease for the six months ended June 30, 2017 is primarily due to severance costs in the prior year period not present in current year period, coupled with decreased incentive compensation.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs as well as acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016. Subsequent to the adoption of ASU 2017-01, we expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in acquisition costs being capitalized instead of expensed. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to abandoned acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased $866,000, or 60.3%, and $3,599,000, or 73.5%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The decreases for the three and six months ended June 30, 2017 are primarily due to acquisition costs related to communities acquired during the prior year periods that were expensed prior to the adoption of ASU 2017-01. The decrease for the six months ended June 30, 2017, is also due to the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund in the prior year period.

Interest expense, net increased $3,521,000, or 7.6%, and $9,406,000, or 10.5%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increases for the three and six months ended June 30, 2017 are due to an increase in outstanding unsecured indebtedness, as well as a decrease in amounts of interest capitalized.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale. The loss of $24,162,000 for the three and six months ended June 30, 2017 was due to prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000 associated with the repayment of $556,313,000 aggregate principal amount of fixed rate mortgage notes secured by 12 wholly-owned operating communities in advance of their May 2019 maturity dates. This was partially offset by a gain of $10,839,000, primarily composed of the write-off of unamortized premium on the repayment of $670,590,000 principal amount of fixed rate mortgage notes secured by 11 wholly-owned operating communities in advance of their November 2017 maturity dates.

Depreciation expense increased $8,970,000, or 6.8%, and $22,375,000, or 8.6%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense ("G&A") increased $1,936,000, or 16.1%, and $3,739,000, or 16.0%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2017 are primarily due to an increase in compensation related expenses, legal and professional fees, and sales and use tax expense.

Casualty and impairment (gain) loss, net for the six months ended June 30, 2017 consists of an impairment charge recognized for a land parcel we had acquired for development and sold in July 2017, as well as the Maplewood casualty loss, which was partially offset by expected insurance proceeds, a portion of which were received during the three and six months ended June 30, 2017. Casualty and impairment (gain) loss, net for the three and six months ended June 30, 2016, consists of net third-party insurance proceeds related to severe winter storms that occurred in 2015 in our Northeast markets, partially offset by impairment charges recognized for ancillary land parcels. For the six months ended June 30, 2016, casualty and impairment (gain) loss, net also includes property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss.

Equity in income of unconsolidated real estate entities decreased $26,005,000, or 95.8%, and $37,301,000, or 67.7%, for the three and six months ended June 30, 2017, respectively, compared to the prior year periods. The decreases for the three and six months ended June 30, 2017 are primarily due to gains on the sale of communities in various ventures in the prior year periods, as well as decreased NOI from the ventures due to disposition activity in 2016 and 2017.

Gain on sale of communities increased for the three and six months ended June 30, 2017 compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, costs, and promoted interests;

•	casualty and impairment losses or gains, net;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016

Net income attributable to common stockholders	$165,225	$197,444	$401,100	$435,377
Depreciation - real estate assets, including joint venture adjustments	141,128	134,858	282,085	262,558
Distributions to noncontrolling interests	10	10	21	20
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(23,547)	(8,697)	(53,172)
Gain on sale of previously depreciated real estate	(44,067)	(30,990)	(132,016)	(82,420)
Casualty and impairment (recovery) loss, net on real estate (1)(6)	—	(4,195)	—	(4,195)
FFO attributable to common stockholders	262,296	273,580	542,493	558,168

Adjusting items:
Joint venture losses (2)	115	574	381	5,568
Joint venture promote (3)	—	(3,447)	(6,765)	(3,447)
Impairment loss on real estate (4)(6)	—	4,000	9,350	10,500
Casualty (gain) loss, net on real estate (5)(6)	—	(1,537)	2,338	(10,239)
Business interruption insurance proceeds (7)	—	(10)	—	(20,344)
Lost NOI from casualty losses covered by business interruption insurance (8)	2,062	1,833	3,867	3,703
Loss on extinguishment of consolidated debt	24,162	2,461	24,162	2,461
Hedge ineffectiveness	(753)	—	(753)	—
Severance related costs	11	(24)	135	561
Development pursuit and other write-offs	412	338	835	771
Gain on sale of other real estate	—	(143)	(366)	(143)
Acquisition costs	—	829	—	1,929
Legal settlements	84	—	84	—
Core FFO attributable to common stockholders	$288,389	$278,454	$575,761	$549,488

Weighted average common shares outstanding - diluted	138,173,151	137,437,733	137,853,625	137,410,387

EPS per common share - diluted	$1.20	$1.44	$2.91	$3.17
FFO per common share - diluted	$1.90	$1.99	$3.94	$4.06
Core FFO per common share - diluted	$2.09	$2.03	$4.18	$4.00
_________________________

(1)
During the three months ended June 30, 2016, we received insurance proceeds, net of additional costs incurred, of $5,732 related to the severe winter storms that occurred in our Northeast markets in 2015. For the three and six months ended June 30, 2016, we recognized $4,195 of this recovery as an offset to the impairment on depreciable real estate of $4,195 recognized in the prior year period. The balance of the net insurance proceeds received in 2016 of $1,537 is recognized as a casualty gain and is included in the reconciliation of FFO to Core FFO.

(2)
Amounts for the three and six months ended June 30, 2016, are primarily composed of our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity and the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund. Amounts for the three and six months ended June 30, 2017, are primarily composed of our proportionate share of operating results for joint ventures formed with Equity Residential as part of the Archstone acquisition.

(3)	Amounts are composed of our recognition of our promoted interest in Fund II.

(4)
Amount for the six months ended June 30, 2017 includes an impairment charge for a land parcel we had acquired for development and sold in July 2017. Amounts for the three and six months ended June 30, 2016 include impairment charges relating to ancillary land parcels.

(5)
Amount for the six months ended June 30, 2017 includes $19,481 for the Maplewood casualty loss, partially offset by $17,143 of expected property damage insurance proceeds, a portion of which was received during the period. Amounts for the three and six months ended June 30, 2016 includes $1,537 in insurance proceeds in excess of the total recognized loss related to severe winter storms in our Northeast markets that occurred in 2015. Amount for the six months ended June 30, 2016 also includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss.

(6)
The aggregate impact of (i) casualty and impairment (recovery) loss, net on real estate, (ii) impairment loss on real estate and (iii) casualty (gain) loss, net on real estate, is a loss of $11,688 for the six months ended June 30, 2017, and gains of $1,732 and $3,935 for the three and six months ended June 30, 2016, respectively.

(7)	Amount for the six months ended June 30, 2016 is primarily composed of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(8)
Amounts primarily relate to lost NOI resulting from the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in the first quarter of 2016. Amounts for the three and six months ended June 30, 2017 also include $292 related to the Maplewood casualty loss in the first quarter of 2017.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2017	6/30/2016	6/30/2017	6/30/2016
Net cash provided by operating activities (1)	$268,898	$275,396	$562,360	$553,178
Net cash used in investing activities	$(131,267)	$(327,764)	$(366,614)	$(712,491)
Net cash (used in) provided by financing activities (1)	$(205,859)	$137,133	$(357,263)	$(58,888)
_________________________

(1)
2016 amounts reflect certain reclassifications as a result of the retrospective adjustment of the presentation of payments related to tax withholding for share-based compensation. Refer to Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Change in Accounting Principle," of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

We had unrestricted cash and cash equivalents of $53,477,000 at June 30, 2017, a decrease of $161,517,000 from $214,994,000 at December 31, 2016. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $562,360,000 for the six months ended June 30, 2017 from $553,178,000 for the six months ended June 30, 2016. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $366,614,000 for the six months ended June 30, 2017. The net cash used was primarily due to:

•	investment of $495,868,000 in the development and redevelopment of communities; and

•	capital expenditures of $28,749,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions, net of amounts held in escrow related to a planned tax deferred exchange, of $157,591,000; and

•	net distributions from unconsolidated real estate entities of $11,752,000.

Financing Activities — Net cash used in financing activities totaled $357,263,000 for the six months ended June 30, 2017.  The net cash used was primarily due to:

•	the repayment of secured notes in the amount of $1,285,555,000; and

•	payment of cash dividends in the amount of $380,723,000.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes and borrowing under the $250 million Term Loan in the aggregate amount of $948,616,000;

•	the issuance of secured notes in the amount of $185,100,000;

•	the issuance of common stock in the amount of $110,033,000, primarily through CEP IV; and

•	borrowings under the Credit Facility of $105,000,000.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (2.06% at July 31, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $271,000,000 outstanding under the Credit Facility and had $46,870,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2017.

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

We were in compliance with these covenants at June 30, 2017.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of July 31, 2017, there are no outstanding forward sales agreements. During the three and six months ended June 30, 2017, we sold 262,247 and 568,424 shares at an average sales price of $190.66 and $188.39 per share, for net proceeds of $49,250,000 and $105,478,000, respectively. As of July 31, 2017, we had $892,915,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three and six months ended June 30, 2017, we entered into $150,000,000 and $250,000,000, respectively, of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2018.

During the three and six months ended June 30, 2017, we settled an aggregate of $800,000,000 of forward interest rate swap agreements, receiving net aggregate payments of $391,000. In conjunction with the refinancing of three secured borrowings in May 2017, in April 2017, we settled $185,100,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the secured notes, making a payment of $2,326,000. In conjunction with our May 2017 unsecured note issuance, we settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $1,361,000. In conjunction with our June 2017 unsecured note issuance, we settled $214,900,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving $4,078,000.

As of June 30, 2017, we have $250,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following debt activity occurred during the six months ended June 30, 2017:

•	In February 2017, we repaid $17,300,000 of variable rate debt secured by Avalon Mountain View at par at its scheduled maturity date.

•
In February 2017, we entered into a $250,000,000 variable rate unsecured term loan (the "$250 million Term Loan"), of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 1.50%. In April 2017, we drew the $250,000,000 available balance.

•
In May 2017, we repaid $670,590,000 aggregate principal amount of 6.26% fixed rate secured notes, secured by 11 communities, representing the majority of the Fannie Mae pool 2 secured indebtedness assumed as part of the Archstone acquisition, which had a contractual maturity date of November 2017 but opened for prepayment at par on April 30, 2017. In conjunction with the repayment, we recognized a gain of $10,839,000, primarily composed of the write-off of unamortized premium. We refinanced the secured borrowings for three of these communities for an aggregate principal amount of $185,100,000, with a contractual fixed interest rate of 3.61% and maturity dates of June 2027.

•
In May 2017, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $396,016,000. The notes mature in May 2027 and were issued at a 3.35% interest rate.

•
In June 2017, we issued $300,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $297,372,000. The notes mature in July 2047 and were issued at a 4.15% interest rate.

•
In June 2017, we repaid $556,313,000 aggregate principal amount of 5.86% fixed rate secured notes, secured by 12 wholly-owned operating communities, representing the remaining debt in the Company's Freddie Mac cross-collateralized pool financing originated in 2009, in advance of their May 2019 maturity dates. In conjunction with the repayment, we recognized a charge of $34,965,000, consisting of prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2017 and December 31, 2016 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2016	6/30/2017	2017	2018	2019	2020	2021	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.55%	Apr-2043		$15,420	$15,327	$115	$241	$257	$275	$293	$14,146
Avalon at Chestnut Hill	6.16%	Oct-2047		38,564	38,355	258	536	566	596	629	35,770
Avalon Westbury	3.81%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				116,184	115,882	373	777	823	871	922	112,116

Variable rate (4)
Avalon Mountain View	1.42%	Feb-2017	(5)	17,300	—	—	—	—	—	—	—
Eaves Mission Viejo	1.94%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.94%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.26%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.28%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	3.78%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	2.33%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	2.01%	May-2046	(3)	100,000	100,000	—	—	—	—	345	99,655
Avalon Clinton North	2.60%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.60%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.51%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	2.49%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.44%	Apr-2028	(6)	44,410	44,410	—	—	—	—	—	44,410
				818,795	801,495	—	—	—	—	345	801,150
Conventional loans (2)
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	250,000	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	250,000	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	400,000	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		—	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.80%	Jul-2033		16,075	15,853	274	577	619	663	710	13,010
Avalon Walnut Creek	4.00%	Jul-2066		3,420	3,420	—	—	—	—	—	3,420
Avalon Mission Oaks	6.04%	May-2019	(7)	19,545	—	—	—	—	—	—	—
Avalon Stratford	6.02%	May-2019	(7)	38,221	—	—	—	—	—	—	—
AVA Belltown	6.00%	May-2019	(7)	60,766	—	—	—	—	—	—	—
Avalon Encino	6.06%	May-2019	(7)	33,882	—	—	—	—	—	—	—
Avalon Run East	5.95%	May-2019	(7)	36,305	—	—	—	—	—	—	—
Avalon Wilshire	6.18%	May-2019	(7)	61,268	—	—	—	—	—	—	—
Avalon at Foxhall	6.06%	May-2019	(7)	54,583	—	—	—	—	—	—	—
Avalon at Gallery Place	6.06%	May-2019	(7)	42,410	—	—	—	—	—	—	—
Avalon at Traville	5.91%	May-2019	(7)	71,871	—	—	—	—	—	—	—
Avalon Bellevue	5.92%	May-2019	(7)	24,695	—	—	—	—	—	—	—
Avalon on the Alameda	5.91%	May-2019	(7)	49,930	—	—	—	—	—	—	—
Avalon at Mission Bay I	5.90%	May-2019	(7)	67,772	—	—	—	—	—	—	—
AVA Pasadena	4.06%	Jun-2018		11,287	11,180	106	11,074	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(7)	26,682	—	—	—	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	(7)	14,120	—	—	—	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	(7)	26,392	—	—	—	—	—	—	—

Archstone Lexington	3.36%	Nov-2017		21,601	21,601	21,601	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017	(7)	41,302	—	—	—	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017	(7)	69,696	—	—	—	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(7)	70,854	—	—	—	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(7)	118,112	—	—	—	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(7)	25,805	—	—	—	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(7)	146,696	—	—	—	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017	(7)	98,732	—	—	—	—	—	—	—
Avalon Russett	3.36%	Nov-2017	(7)	32,199	—	—	—	—	—	—	—
Eaves Los Feliz	3.71%	Jun-2027	(8)	—	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.69%	Jun-2027	(8)	—	111,500	—	—	—	—	—	111,500
Avalon Russett	3.84%	Jun-2027	(8)	—	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		30,001	29,787	254	534	564	591	27,844	—
Avalon Westbury	4.88%	Nov-2036	(3)	17,745	17,105	654	1,358	1,426	1,499	1,574	10,594
Avalon San Bruno III	3.18%	Jun-2020		54,408	53,912	597	1,226	1,264	50,825	—	—
Avalon Andover	3.29%	Apr-2018		13,844	13,672	175	13,497	—	—	—	—
Avalon Natick	3.14%	Apr-2019		14,170	14,002	171	349	13,482	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	—	67,904	—	—
Avalon Columbia Pike	3.24%	Nov-2019		70,019	69,391	753	1,553	67,085	—	—	—
				5,752,312	5,402,927	24,585	30,168	84,440	771,482	280,128	4,212,124

Variable rate (4)
Avalon Calabasas	2.41%	Aug-2018	(6)	53,570	52,717	621	52,096	—	—	—	—
Avalon Natick	3.15%	Apr-2019	(6)	35,897	35,471	431	884	34,156	—	—	—
Term Loan - $300 million	2.58%	Mar-2021		300,000	300,000	—	—	—	—	300,000	—
Term Loan - $100 million	2.14%	Feb-2022		—	100,000	—	—	—	—	—	100,000
Term Loan - $150 million	2.68%	Feb-2024		—	150,000	—	—	—	—	—	150,000
				389,467	638,188	1,052	52,980	34,156	—	300,000	250,000

Total indebtedness - excluding Credit Facility				$7,076,758	$6,958,492	$26,010	$83,925	$119,419	$772,353	$581,395	$5,375,390
_________________________

(1)	Includes credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,103 and $36,698 as of June 30, 2017 and December 31, 2016, respectively, and deferred financing costs and debt discount associated with secured notes of $27,630 as of June 30, 2017, and deferred financing costs net of premium of $9,180 as of December 31, 2016, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Variable rates are given as of June 30, 2017.

(5)	In February 2017, we repaid this borrowing at par at its scheduled maturity date.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	During the three months ended June 30, 2017, we repaid this borrowing in advance of its scheduled maturity date.

(8)	In May 2017, we repaid a borrowing secured by this community, as discussed in note (7), and subsequently refinanced the secured borrowing.

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and, excluding costs incurred in excess of our equity in the underlying net assets of Fund II, we have an equity investment of $13,113,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest based on the current returns earned by Fund II, which currently represents the first 20.0% of further Fund II distributions, which are in addition to our share of the remaining 80.0% of distributions. During the six months ended June 30, 2017, we recognized income of $6,765,000 for our promoted interest. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options.

During the six months ended June 30, 2017, Fund II sold one community containing 684 apartment homes for a sales price of $117,000,000. Our share of the gain in accordance with GAAP was $8,697,000. In conjunction with the disposition of this community, Fund II repaid $63,200,000 of secured indebtedness at par in advance of the scheduled maturity date.

In July 2017, Fund II sold Briarwood Apartments, located in Owings Mills, MD, containing 348 apartment homes for a sales price of $64,750,000. In conjunction with the disposition of this community, Fund II repaid $24,963,000 of secured indebtedness at par in advance of the scheduled maturity date.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $47,858,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $50,142,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

As of June 30, 2017, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of June 30, 2017, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

Fund II
1. Briarwood Apartments - Owings Mills, MD (4)		348	$46,114	$25,010	Fixed	3.64%	Nov 2017
2. Avalon Watchung - Watchung, NJ		334	66,700	39,221	Fixed	3.37%	Apr 2019
Total Fund II	31.3%	682	112,814	64,231		3.48%
U.S. Fund
1. Eaves Sunnyvale - Sunnyvale, CA (5)		192	67,293	32,626	Fixed	5.33%	Nov 2019
2. Avalon Studio 4121 - Studio City, CA		149	57,010	29,222	Fixed	3.34%	Nov 2022
3. Avalon Marina Bay - Marina del Rey, CA (6)		205	77,146	51,300	Fixed	1.56%	Dec 2020
4. Avalon Venice on Rose - Venice, CA		70	57,238	29,443	Fixed	3.28%	Jun 2020
5. Avalon Station 250 - Dedham, MA		285	96,453	56,943	Fixed	3.73%	Sep 2022
6. Avalon Grosvenor Tower - Bethesda, MD		237	79,951	44,135	Fixed	3.74%	Sep 2022
7. Avalon Kirkland at Carillon - Kirkland, WA		131	60,711	28,706	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,269	495,802	272,375		3.43%

AC JV
1. Avalon North Point - Cambridge, MA (7)		426	187,377	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (7)		392	85,828	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	300,010	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,154	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,305	23,036	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,459	126,036		3.27%

Total Unconsolidated Investments		3,490	$1,053,085	$624,942		4.07%
_____________________________

(1)	Represents total capitalized cost as of June 30, 2017.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2017.

(4)	In July 2017, this community was sold for a sales price of $64,750, a portion of which was used to repay the outstanding indebtedness.

(5)	Borrowing on this community is comprised of two mortgage loans.

(6)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of June 30, 2017, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2017, we owned or held a direct or indirect interest in 23 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,965 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,241,700,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon West Hollywood (4) West Hollywood, CA	294	$153.6	Q2 2014	Q1 2017	Q1 2018	Q2 2018
2.	Avalon North Station Boston, MA	503	271.2	Q3 2014	Q4 2016	Q1 2018	Q3 2018
3.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q1 2017	Q1 2018	Q3 2018
4.	Avalon Great Neck Great Neck, NY	191	79.6	Q2 2015	Q2 2017	Q4 2017	Q2 2018
5.	Avalon Brooklyn Bay (5) Brooklyn, NY	180	89.7	Q3 2015	Q3 2017	Q4 2017	Q3 2018
6.	Avalon Newcastle Commons I (4) Newcastle, WA	378	116.3	Q3 2015	Q4 2016	Q4 2017	Q3 2018
7.	Avalon Chino Hills Chino Hills, CA	331	96.6	Q3 2015	Q4 2016	Q3 2017	Q4 2017
8.	Avalon Maplewood (6) Maplewood, NJ	235	65.4	Q4 2015	Q1 2018	Q4 2018	Q2 2019
9.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q3 2017	Q1 2018	Q3 2018
10.	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q3 2017	Q2 2018	Q4 2018
11.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q3 2017	Q3 2018	Q1 2019
12.	Avalon Easton Easton, MA	290	64.0	Q1 2016	Q1 2017	Q1 2018	Q3 2018
13.	Avalon Somers Somers, NY	152	45.1	Q2 2016	Q2 2017	Q1 2018	Q3 2018
14.	AVA North Point (7) Cambridge, MA	265	113.9	Q2 2016	Q1 2018	Q4 2018	Q2 2019
15.	Avalon Boonton Boonton, NJ	350	91.2	Q3 2016	Q2 2019	Q1 2020	Q3 2020
16.	11 West 61st Street (4) New York, NY	172	603.7	Q4 2016	Q2 2019	Q4 2019	Q2 2020
17	Avalon Belltown Towers (4) Seattle, WA	275	146.9	Q4 2016	Q3 2019	Q4 2019	Q2 2020
18.	Avalon Public Market Emeryville, CA	285	139.6	Q4 2016	Q3 2018	Q1 2019	Q3 2019
19.	Avalon Teaneck Teaneck, NJ	248	70.4	Q4 2016	Q4 2018	Q2 2019	Q4 2019
20.	AVA Hollywood (4) Hollywood, CA	695	365.1	Q4 2016	Q2 2019	Q2 2020	Q4 2020
21.	AVA Esterra Park Redmond, WA	323	90.9	Q2 2017	Q4 2018	Q3 2019	Q1 2020
22.	Avalon at the Hingham Shipyard II Hingham, MA	190	64.2	Q2 2017	Q4 2018	Q2 2019	Q4 2019
23.	Avalon Piscataway Piscataway, NJ	360	89.2	Q2 2017	Q3 2018	Q2 2019	Q4 2019
	Total	6,965	$3,241.7
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

(4)
Development communities containing at least 10,000 square feet of retail space include Avalon West Hollywood (32,000 square feet), Avalon Newcastle Commons I (15,000 square feet), 11 West 61st Street (67,000 square feet), Avalon Belltown Towers (11,000 square feet) and AVA Hollywood (19,000 square feet).

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

During the three months ended June 30, 2017, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Esterra Park (2) Redmond, WA	482	$137.8	440,848	$313
2.	Avalon Quincy Quincy, MA	395	93.4	372,683	$251
3.	Avalon Princeton Princeton, NJ	280	94.8	287,386	$330
4.	Avalon Hunt Valley Hunt Valley, MD	332	74.0	320,968	$231
	Total	1,489	$400.0
__________________________________

(1)	Total capitalized cost is as of June 30, 2017. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)	Avalon Esterra Park contains 17,000 square feet of retail space.

We anticipate commencing the construction of five apartment communities during the balance of 2017, which, if completed as expected, will contain 1,709 apartment homes and be constructed for a total capitalized cost of $559,300,000.

Redevelopment Communities

As of June 30, 2017, there were nine communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $168,300,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2017. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon on the Alameda San Jose, CA	305	$6.2	Q1 2017	Q1 2018	Q3 2018
2.	Eaves Old Town Pasadena Pasadena, CA	96	5.7	Q1 2017	Q3 2017	Q1 2018
3.	Toluca Hills Apartments by Avalon Los Angeles, CA	1,151	40.0	Q1 2017	Q1 2020	Q3 2020
4.	Avalon at Chestnut Hill Chestnut Hill, MA	204	9.2	Q1 2017	Q4 2017	Q2 2018
5.	Avalon Prudential Center II Boston, MA	266	18.7	Q1 2017	Q3 2019	Q1 2020
6.	Avalon Midtown West New York, NY	550	9.6	Q1 2017	Q4 2017	Q2 2018
7.	Avalon Willow Mamaroneck, NY	227	13.1	Q2 2017	Q1 2018	Q3 2018
8.	Avalon at Edgewater II (3) Edgewater, NJ	240	60.0	Q2 2017	Q1 2019	Q3 2019
9.	AVA Studio City II Studio City, CA	101	5.8	Q2 2017	Q4 2017	Q2 2018
	Total	3,140	$168.3
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that we expect the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-Q, and will be included upon completion.

Development Rights

At June 30, 2017, we had $86,016,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $45,157,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 25 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2017 includes $68,146,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,329 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 18 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for five Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities. During the next 12 months we expect to commence construction of apartment communities on four of the Development Rights for which we currently own the land, with a carrying basis of $73,080,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the six months ended June 30, 2017, we incurred a charge of approximately $1,298,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of June 30, 2017:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	5	1,158	$411
Metro NY/NJ	10	4,128	1,539
Mid-Atlantic	3	998	314
Pacific Northwest	2	588	147
Northern California	4	982	498
Southern California	1	475	245
Total	25	8,329	$3,154
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

Land Acquisitions

We acquired two land parcels for development during the three months ended June 30, 2017 for an aggregate investment of $36,450,000 and anticipate starting construction on these parcels during the next six months.

Other Land and Real Estate Assets

We own land parcels with a carrying value of $28,740,000, on which we do not currently plan to develop and operate an apartment community. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels which we acquired for development and now intend to sell. During the six months ended June 30, 2017, we recognized an impairment charge of $9,350,000 for one land parcel that we did not plan to develop and sold in July 2017. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

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

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance policies. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions, and include a self-insured retention of $500,000 per occurrence.

We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses and other construction related liability risks. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for (i) 25% of the losses incurred by the master property insurance policy, on a per occurrence basis, up to the first $50,000,000 of loss and (ii) covered liability claims arising out of our commercial general liability policy, subject to a $2,000,000 per occurrence loss limit.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

The Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims. Through the date of this Form 10-Q, of the 229 occupied apartments destroyed in the fire, the residents of approximately 101 units have settled claims with the Company's insurer. Due to the final approval of the class settlement (referenced below), this claims process has been suspended.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the class action settlement and all claims are required to be submitted to the independent claims adjuster by September 11, 2017. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 20 lawsuits representing approximately 150 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and are currently pending. All of these state court cases, except for one that was recently filed, have been consolidated by the court. All of these plaintiffs, except for two, formally opted out of the class action settlement described above and have decided to continue their individual actions. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. The 19 consolidated lawsuits currently have a trial date of October 2, 2017. There are also five subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

Having settled many third party claims through the insurance claims process, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2017	794	$183.60	—	$200,000
May 1 - May 31, 2017	—	$—	—	$200,000
June 1 - June 30, 2017	1,003	$191.59	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

10.1	—	Second Amended and Restated 2009 Equity Incentive Plan, approved by the Company’s Board of Directors on February 16, 2017, and approved by the Company’s Stockholders on May 18, 2017. (Filed herewith.)
12.1	—	Statements re: Computation of Ratios. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 4, 2017	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 4, 2017	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)