Form 10-Q
period 2017-09-30
AVALONBAY COMMUNITIES INC
filed 2017-11-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

138,087,866 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2017.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2017	12/31/2016
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,074,105	$3,941,250
Buildings and improvements	15,180,825	14,314,981
Furniture, fixtures and equipment	592,776	532,994
	19,847,706	18,789,225
Less accumulated depreciation	(4,079,946)	(3,743,632)
Net operating real estate	15,767,760	15,045,593
Construction in progress, including land	1,559,357	1,882,262
Land held for development	85,863	84,293
Real estate assets held for sale, net	33,173	20,846
Total real estate, net	17,446,153	17,032,994

Cash and cash equivalents	36,042	214,994
Cash in escrow	181,069	114,983
Resident security deposits	33,477	32,071
Investments in unconsolidated real estate entities	155,428	175,116
Deferred development costs	48,546	40,179
Prepaid expenses and other assets	277,122	256,934
Total assets	$18,177,837	$17,867,271

LIABILITIES AND EQUITY
Unsecured notes, net	$5,407,091	$4,463,302
Variable rate unsecured credit facility	242,000	—
Mortgage notes payable, net	1,478,939	2,567,578
Dividends payable	196,079	185,397
Payables for construction	84,338	100,998
Accrued expenses and other liabilities	310,633	274,676
Accrued interest payable	56,837	38,307
Resident security deposits	58,768	57,023
Liabilities related to real estate assets held for sale	600	808
Total liabilities	7,835,285	7,688,089

Commitments and contingencies

Redeemable noncontrolling interests	8,739	7,766

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2017 and December 31, 2016; zero shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2017 and December 31, 2016; 138,086,893 and 137,330,904 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,381	1,373
Additional paid-in capital	10,228,648	10,105,654
Accumulated earnings less dividends	144,647	94,899
Accumulated other comprehensive loss	(40,863)	(30,510)
Total equity	10,333,813	10,171,416
Total liabilities and equity	$18,177,837	$17,867,271

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Revenue:
Rental and other income	$549,507	$514,891	$1,600,047	$1,522,705
Management, development and other fees	993	1,320	3,290	4,310
Total revenue	550,500	516,211	1,603,337	1,527,015

Expenses:
Operating expenses, excluding property taxes	129,590	124,789	379,319	360,318
Property taxes	57,698	52,338	164,195	153,512
Interest expense, net	47,741	47,871	147,138	137,862
Loss on extinguishment of debt, net	—	—	24,162	2,461
Depreciation expense	144,990	131,729	427,050	391,414
General and administrative expense	11,655	11,928	38,808	35,343
Expensed acquisition, development and other pursuit costs, net of recoveries	789	3,804	2,087	8,702
Casualty and impairment loss (gain), net	—	—	11,688	(3,935)
Total expenses	392,463	372,459	1,194,447	1,085,677

Income before equity in income of unconsolidated real estate entities, gain on sale of communities and other real estate, and income taxes	158,037	143,752	408,890	441,338

Equity in income (loss) of unconsolidated real estate entities	52,568	(342)	70,386	54,779
Gain on sale of communities	27,738	202,163	159,754	284,582
(Loss) gain on sale of other real estate	(120)	10,778	246	10,921

Income before income taxes	238,223	356,351	639,276	791,620
Income tax expense	24	22	102	95

Net income	238,199	356,329	639,174	791,525
Net loss attributable to noncontrolling interests	49	63	174	242

Net income attributable to common stockholders	$238,248	$356,392	$639,348	$791,767

Other comprehensive income (loss):
Income (loss) on cash flow hedges	359	719	(15,654)	(73,826)
Cash flow hedge losses reclassified to earnings	1,767	1,748	5,301	4,682
Comprehensive income	$240,374	$358,859	$628,995	$722,623

Earnings per common share - basic:
Net income attributable to common stockholders	$1.73	$2.60	$4.64	$5.77

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.72	$2.59	$4.63	$5.76

Dividends per common share	$1.42	$1.35	$4.26	$4.05

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2017	9/30/2016
Cash flows from operating activities:
Net income	$639,174	$791,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	427,050	391,414
Amortization of deferred financing costs	5,729	5,664
Amortization of debt premium	(6,254)	(14,146)
Loss on extinguishment of debt, net	24,162	2,461
Amortization of stock-based compensation	13,979	12,103
Equity in (income) loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	(21,627)	11,756
Casualty and impairment loss (gain), net	8,568	(3,935)
Abandonment of development pursuits	388	1,598
Cash flow hedge losses reclassified to earnings	5,301	4,682
Gain on sale of real estate assets	(200,110)	(348,675)
Increase in cash in operating escrows	(16,205)	(4,563)
Increase in resident security deposits, prepaid expenses and other assets	(27,384)	(16,127)
Increase in accrued expenses, other liabilities and accrued interest payable	64,802	26,970
Net cash provided by operating activities	917,573	860,727

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(743,275)	(869,342)
Acquisition of real estate assets, including partnership interest	(228,011)	(393,916)
Capital expenditures - existing real estate assets	(41,809)	(43,020)
Capital expenditures - non-real estate assets	(5,308)	(5,513)
Proceeds from sale of real estate, net of selling costs	336,542	404,731
Increase in cash in deposit escrows	(51,479)	(59,263)
Insurance proceeds for property damage claims	13,268	17,196
Mortgage note receivable lending	(14,244)	(11,074)
(Decrease) increase in payables for construction	(16,660)	1,311
Distributions from unconsolidated real estate entities	89,305	94,748
Investments in unconsolidated real estate entities	(14,560)	(2,449)
Net cash used in investing activities	(676,231)	(866,591)

Cash flows from financing activities:
Issuance of common stock, net	110,117	14,147
Dividends paid	(576,685)	(541,485)
Net borrowings under unsecured credit facility	242,000	170,000
Issuance of mortgage notes payable	185,100	—
Repayment of unsecured notes, including prepayment penalties	—	(250,000)
Repayments of mortgage notes payable, including prepayment penalties	(1,287,636)	(161,095)
Issuance of unsecured notes	948,616	474,838
Payment of deferred financing costs	(11,743)	(10,910)
Payment of capital lease obligation	(18,683)	—
Receipts (payments) for termination of forward interest rate swaps	391	(14,847)
Payments related to tax withholding for share-based compensation	(10,460)	(7,659)
Distributions to DownREIT partnership unitholders	(32)	(30)
Contributions from joint venture and profit-sharing partners	1,038	—
Distributions to joint venture and profit-sharing partners	(317)	(303)
Preferred interest obligation redemption and dividends	(2,000)	(1,400)
Net cash used in financing activities	(420,294)	(328,744)

Net decrease in cash and cash equivalents	(178,952)	(334,608)

Cash and cash equivalents, beginning of period	214,994	400,507
Cash and cash equivalents, end of period	$36,042	$65,899

Cash paid during the period for interest, net of amount capitalized	$124,585	$137,720

See accompanying notes to Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2017:

•
As described in Note 4, "Equity," 201,314 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 72,832 shares valued at $13,079,000 were issued in connection with new stock grants; 2,466 shares valued at $452,000 were issued through the Company's dividend reinvestment plan; 60,165 shares valued at $10,514,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,045 restricted shares with an aggregate value of $528,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $196,079,000.

•
The Company recorded an increase of $458,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

•
The Company recorded an increase in prepaid expenses and other assets of $1,422,000 and an increase in accrued expenses and other liabilities of $1,998,000, and a corresponding adjustment to other comprehensive income, and reclassified $5,301,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•
As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a non-cash charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at the Company's Avalon Maplewood Development Community ("Maplewood"), concurrently recording a receivable for the net third-party insurance recovery, of which the Company has a receivable of $2,965,000 for the remaining portion of expected property damage insurance proceeds not received during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016:

•
The Company issued 196,491 shares of common stock as part of the Company's stock-based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 80,873 shares valued at $13,129,000 were issued in connection with new stock grants; 44,327 shares valued at $3,894,000 were issued in conjunction with the conversion of deferred stock awards; 1,689 shares valued at $304,000 were issued through the Company's dividend reinvestment plan; 53,214 shares valued at $8,316,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,848 restricted shares with an aggregate value of $627,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At September 30, 2017, the Company owned or held a direct or indirect ownership interest in 263 operating apartment communities containing 76,076 apartment homes in 11 states and the District of Columbia, of which ten communities containing 3,343 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 23 communities under development that are expected to contain an aggregate of 6,888 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 25 communities that, if developed as expected, will contain an estimated 8,392 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2016 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Basic and diluted shares outstanding
Weighted average common shares - basic	137,715,192	136,997,756	137,457,293	136,901,164
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	584,354	499,798	541,399	533,642
Weighted average common shares - diluted	138,307,046	137,505,054	138,006,192	137,442,306

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$238,248	$356,392	$639,348	$791,767
Net income allocated to unvested restricted shares	(672)	(872)	(1,794)	(2,036)
Net income attributable to common stockholders, adjusted	$237,576	$355,520	$637,554	$789,731

Weighted average common shares - basic	137,715,192	136,997,756	137,457,293	136,901,164

Earnings per common share - basic	$1.73	$2.60	$4.64	$5.77

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$238,248	$356,392	$639,348	$791,767
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	10	32	30
Adjusted net income attributable to common stockholders	$238,259	$356,402	$639,380	$791,797

Weighted average common shares - diluted	138,307,046	137,505,054	138,006,192	137,442,306

Earnings per common share - diluted	$1.72	$2.59	$4.63	$5.76

All options to purchase shares of common stock outstanding as of September 30, 2017 and 2016 are included in the computation of diluted earnings per share.

As discussed under "Recently Issued and Adopted Accounting Standards," as of January 1, 2017, the Company adopted the provisions of ASU 2016-09 using the modified retrospective approach to recognize forfeitures as they occur. Prior to the adoption of this standard, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. This change in accounting principle had an immaterial effect on the Company's financial position and no adjustment to retained earnings or the Company's diluted shares outstanding, as prescribed under the modified retrospective approach. Refer to "Change in Accounting Principle" for discussion of the impact to the accompanying Condensed Consolidated Statements of Cash Flows.

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the settlement and all claims were submitted to the independent claims adjuster by September 11, 2017. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 42 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted, which total approximately $6,800,000, and it is expected that awards should be issued within the next two months. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 19 lawsuits representing approximately 143 individual plaintiffs have been filed and are currently pending in the Superior Court of New Jersey Bergen County - Law Division. All of these state court cases, except for one that was recently filed, have been consolidated by the court. All of these plaintiffs, except for two, formally opted out of the class action settlement described above and have decided to continue their individual actions. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. The 18 consolidated lawsuits currently have a trial date of January 2, 2018. There are also six subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, one is pending in the Superior Court of New Jersey, Bergen County - Law Division and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

Acquisitions of Investments in Real Estate

The Company accounts for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which first requires that the Company determine if the real estate investment is the acquisition of an asset or a business combination. Under either model, the Company must identify and determine the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. Typical assets and liabilities acquired include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes various sources, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item. For an asset acquisition, the allocation of the purchase price is based on the relative fair value of the net assets. The Company expenses all applicable acquisition costs for a business combination and capitalizes all applicable acquisition costs for an asset acquisition. Subsequent to the adoption of ASU 2017-01 on October 1, 2016, the Company expects that acquisitions of individual operating communities will generally be viewed as asset acquisitions.

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

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also simplifies the application of hedge accounting guidance and eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The guidance will be effective in the first quarter of 2019, allows for early adoption, and will be applied prospectively at adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope of the nonfinancial asset guidance and the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers). In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest. The amendments also provide guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The new standard allows for either a retrospective or modified retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company's other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, other income from residents determined not to be within the scope of ASU 2016-02 and gains and losses from real estate dispositions. The Company will continue to assess the impact of the new standard and will adopt it as of January 1, 2018 using the modified retrospective approach.

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

The impact of the change in accounting principle for the nine months ended September 30, 2016 on the accompanying Condensed Consolidated Statements of Cash Flows is (i) an increase in the increased accrued expenses, other liabilities and accrued interest payable of $7,659,000, and (ii) an associated increase in net cash provided by operating activities, as well as (iii) an increase in payments related to tax withholding for share-based compensation of $7,659,000, and (iv) an associated increase in net cash used in financing activities. For the nine months ended September 30, 2017, payments related to tax withholding for share-based compensation were $10,460,000.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $16,223,000 and $19,889,000 for the three months ended September 30, 2017 and 2016, respectively, and $51,323,000 and $60,522,000 for the nine months ended September 30, 2017 and 2016, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of September 30, 2017 and December 31, 2016 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2017 and December 31, 2016, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	9/30/2017	12/31/2016

Fixed rate unsecured notes (1)	$4,900,000	$4,200,000
Term Loans (1)	550,000	300,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	617,285	1,668,496
Variable rate mortgage notes payable - conventional and tax-exempt (2)	889,158	908,262
Total mortgage notes payable, unsecured notes and Term Loans	6,956,443	7,076,758
Credit Facility	242,000	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,198,443	$7,076,758
_____________________________________

(1)
Balances at September 30, 2017 and December 31, 2016 exclude $9,392 and $8,930, respectively, of debt discount, and $33,517 and $27,768, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at September 30, 2017 and December 31, 2016 exclude $16,280 of debt discount and $1,866 of debt premium, respectively, and $11,224 and $11,046, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2017:

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

At September 30, 2017, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (2.06% at September 30, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating). The Company had $242,000,000 outstanding under the Credit Facility as of September 30, 2017 and no borrowings outstanding under the Credit Facility as of December 31, 2016. The Company had $44,282,000 and $46,711,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2017 and December 31, 2016, respectively.

In the aggregate, secured notes payable mature at various dates from November 2017 through July 2066, and are secured by certain apartment communities (with a net carrying value of $2,204,341,000, excluding communities classified as held for sale, as of September 30, 2017). As of September 30, 2017, the Company has guaranteed a $100,000,000 secured note payable held by a wholly-owned subsidiary; such secured note payable is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 4.0% and 4.4% at September 30, 2017 and December 31, 2016, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), the Term Loans and its Credit Facility, including the effect of certain financing related fees, was 2.6% and 2.3% at September 30, 2017 and December 31, 2016, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2017 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities		Unsecured notes maturities	Stated interest rate of unsecured notes
2017	2,223	21,601	(1)	—	N/A
2018	7,258	76,667		—	N/A
2019	4,696	114,723		—	N/A
2020	3,624	118,729		250,000	6.100%
				400,000	3.625%
2021	3,551	27,844		250,000	3.950%
				300,000	LIBOR + 1.450%
2022	3,795	—		450,000	2.950%
				100,000	LIBOR + 0.90%
2023	4,040	—		350,000	4.200%
				250,000	2.850%
2024	4,310	—		300,000	3.500%
				150,000	LIBOR + 1.50%
2025	4,585	84,835		525,000	3.450%
				300,000	3.500%
2026	4,894	—		475,000	2.950%
				300,000	2.900%
Thereafter	213,751	805,317		350,000	3.900%
				400,000	3.350%
				300,000	4.150%
	$256,727	$1,249,716		$5,450,000

_____________________________________

(1)	See Note 11, "Subsequent Events," for further discussion.

The Company was in compliance at September 30, 2017 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2017 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2016	$1,373	$10,105,654	$94,899	$(30,510)	$10,171,416
Net income attributable to common stockholders	—	—	639,348	—	639,348
Loss on cash flow hedges, net	—	—	—	(15,654)	(15,654)
Cash flow hedge loss reclassified to earnings	—	—	—	5,301	5,301
Change in redemption value of redeemable noncontrolling interest	—	—	(458)	—	(458)
Dividends declared to common stockholders	—	—	(587,819)	—	(587,819)
Issuance of common stock, net of withholdings	8	100,625	(1,323)	—	99,310
Amortization of deferred compensation	—	22,369	—	—	22,369
Balance at September 30, 2017	$1,381	$10,228,648	$144,647	$(40,863)	$10,333,813

As of September 30, 2017 and December 31, 2016, the Company's charter authorized a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock for issuance.

During the nine months ended September 30, 2017, the Company:

i.	issued 41,123 shares of common stock in connection with stock options exercised;

ii.	issued 2,466 common shares through the Company's dividend reinvestment plan;

iii.	issued 201,314 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 568,424 shares under CEP IV as discussed below;

v.	withheld 60,165 common shares to satisfy employees' tax withholding and other liabilities;

vi.	issued 5,872 common shares through the Employee Stock Purchase Plan; and

vii.	canceled 3,045 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the nine months ended September 30, 2017 is not reflected on the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell (and/or enter into forward sale agreements for) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of September 30, 2017, there are no outstanding forward sales agreements. During the nine months ended September 30, 2017, the Company sold 568,424 shares at an average sales price of $188.39 per share, for net proceeds of $105,478,000. As of September 30, 2017, the Company had $892,915,000 of shares remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investment in Unconsolidated Real Estate Entities

As of September 30, 2017, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures and joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the nine months ended September 30, 2017, AvalonBay Value Added Fund II, L.P. ("Fund II") sold its final three communities:

•	Eaves Gaithersburg, located in Gaithersburg, MD, containing 684 apartment homes, was sold for $117,000,000. The Company's share of the gain was $8,697,000.

•	Briarwood Apartments, located in Owings Mills, MD, containing 348 apartment homes, was sold for $64,750,000. The Company's share of the gain was $7,873,000.

•	Avalon Watchung, located in Watchung, NJ, containing 334 apartment homes, was sold for $90,300,000. The Company's share of the gain was $9,752,000.

In conjunction with the disposition of these communities during the nine months ended September 30, 2017, Fund II repaid the remaining $127,179,000 of secured indebtedness at par in advance of its scheduled maturity date.

The Company has an equity interest of 31.3% in Fund II, and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest based on the current returns earned by Fund II, which currently represents 40.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 60.0% of distributions. During the three and nine months ended September 30, 2017, the Company recognized income of $19,977,000 and $26,742,000, respectively, for its promoted interest, which is reported as a component of equity in income (loss) of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2017, Archstone Multifamily Partners AC LP (the "U.S. Fund") sold Eaves Sunnyvale, located in Sunnyvale, CA, containing 192 apartment homes, for $107,000,000. The Company's share of the gain was $13,788,000. In conjunction with the disposition of this community, during the nine months ended September 30, 2017, the U.S. Fund repaid $32,542,000 of secured indebtedness in advance of its scheduled maturity date. This resulted in a charge for a prepayment penalty and the write-off of deferred financing costs, of which the Company's portion was $406,000, which is reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	9/30/2017	12/31/2016
	(unaudited)	(unaudited)
Assets:
Real estate, net	$699,440	$954,493
Other assets	46,168	49,519
Total assets	$745,608	$1,004,012

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$525,170	$689,573
Other liabilities	13,446	16,537
Partners' capital	206,992	297,902
Total liabilities and partners' capital	$745,608	$1,004,012

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
	(unaudited)		(unaudited)
Rental and other income	$24,568	$30,771	$79,999	$101,534
Operating and other expenses	(9,378)	(12,069)	(30,386)	(39,206)
Gain on sale of communities	107,067	—	136,514	180,256
Interest expense, net (1)	(7,867)	(7,919)	(21,415)	(37,857)
Depreciation expense	(5,938)	(8,081)	(20,059)	(26,027)
Net income	$108,452	$2,702	$144,653	$178,700
_____________________________________

(1)
Amounts for the three and nine months ended September 30, 2017 include charges for prepayment penalties and write-offs of deferred financing costs of $1,601 and $1,591, respectively. Amount for the nine months ended September 30, 2016 includes charges for prepayment penalties and write-offs of deferred financing costs of $12,321.

In conjunction with the formation of Fund II and North Point II JV, LP ("AVA North Point"), and the acquisition of the U.S. Fund, Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $35,752,000 and $38,015,000 at September 30, 2017 and December 31, 2016, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity (loss) in income of unconsolidated entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2017, the Company acquired a parcel of land for an investment of $19,200,000 from Sudbury Development, LLC (“Sudbury”), a joint venture in which the Company has a 60.0% ownership interest. The Company has a continuing involvement with Sudbury, formed to pursue entitlements and conduct pre-development activity for a mixed-used development project, while the venture completes the planned infrastructure and site work.

Investments in Consolidated Real Estate Entities

In September 2017, the Company acquired two consolidated communities:

•	The Lodge Denver West, located in Lakewood, CO, contains 252 apartment homes and was acquired for a purchase price of $76,750,000.

•	Avalon Dunn Loring, located in Vienna, VA, contains 440 apartment homes and 27,000 square feet of retail space was acquired for $151,000,000.

The Company accounted for these as asset acquisitions and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company used third party pricing or internal models for the values of the land, a valuation model for the values of the buildings and debt, and an internal model to determine the fair values of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture and will have all of the rights and obligations associated with the rental apartments, and the venture partner owns the remaining 30.0% interest and will have all of the rights and obligations associated with the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of September 30, 2017, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the for-sale residential condominium units under construction, in the amount of $41,485,000 for outstanding principal and interest, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. The loan will be repaid by the venture partner with the proceeds the partner receives from the sales of the residential condominium units which are expected to occur during 2018. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $789,000 and $2,170,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,087,000 and $3,522,000 for the nine months ended September 30, 2017 and 2016, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any impairment losses for wholly-owned operating real estate assets.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the nine months ended September 30, 2017, the Company recognized an impairment charge of $9,350,000 relating to a land parcel which the Company had acquired for development in 2004, which was sold during the three months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recognized $10,500,000 of aggregate impairment charges related to three ancillary land parcels. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and these charges are included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three and nine months ended September 30, 2017 and 2016.

Casualty Gains and Losses

During the nine months ended September 30, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss, and an accrual for demolition and additional incident expenses of $3,120,000. The casualty loss was partially offset by $17,143,000 of expected third-party property damage insurance proceeds. The net casualty loss of $2,338,000 for the nine months ended September 30, 2017 is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," for further discussion of the Maplewood casualty loss.

During the three months ended September 30, 2017, the Company reached a final insurance settlement for the property damage and lost income for the Maplewood casualty loss of $19,696,000, after self-insurance and deductibles. Of this amount, $7,076,000 and $13,268,000 were received during the three and nine months ended September 30, 2017, respectively. As part of the settlement, the Company recognized $3,495,000 as business interruption insurance proceeds, which is recorded as a component of rental and other income on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2016, the Company reached a final insurance settlement for the property damage and lost income for the Edgewater casualty loss. In 2015 and 2016, the Company received aggregate insurance proceeds for Edgewater of $73,150,000, after self-insurance and deductibles. During the nine months ended September 30, 2016, the Company received the final $29,008,000 of insurance proceeds, of which $8,702,000 was recognized as casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income, and $20,306,000 as business interruption insurance proceeds, which is recorded as a component of rental and other income on the accompanying Condensed Consolidated Statements of Comprehensive Income. See discussion in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Legal and Other Contingencies," and Part II, Item 1, "Legal Proceedings," for further discussion of the Edgewater casualty loss.

During the nine months ended September 30, 2016, the Company recorded a net casualty gain of $5,732,000 related to the severe winter storms that occurred in the Company’s Northeast markets in 2015, which is comprised of $8,493,000 in third-party insurance proceeds received, partially offset by incremental costs of $2,761,000. These amounts are included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2017:

•
In January 2017, the Company sold two undeveloped land parcels, located in Newcastle, WA, that are adjacent to one of the Company's Development Communities, and 421-a tax certificates, representing the right to qualify for certain property tax exemptions in New York City, for an aggregate sales price of $22,286,000. The Company's gain on the dispositions was $366,000, reported in (loss) gain on sale of other real estate on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In March 2017, the Company sold Avalon Pines, located in Coram, NY, containing 450 homes, and the adjacent golf course for $140,000,000. The Company's gain on the disposition was $87,949,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In June 2017, the Company sold AVA University District, located in Seattle, WA, containing 283 homes, for $112,500,000. The Company's gain on the disposition was $42,596,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In July 2017, the Company sold an undeveloped land parcel, located in Vienna, VA, for $15,500,000. The Company recognized a loss on the disposition of $120,000, reported in (loss) gain on sale of other real estate on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In September 2017, the Company sold Avalon Danbury, located in Danbury, CT, containing 234 homes, for $52,000,000. The Company's gain on the disposition was $27,829,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The sale of Avalon Danbury is expected to be part of a tax deferred exchange under which the Company has restricted the cash proceeds in an escrow account, classified as cash in escrow on the accompanying Condensed Consolidated Balance Sheet.

At September 30, 2017, the Company had one community that qualified as held for sale.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in (income) loss of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment loss (gain), net, (loss) gain on sale of real estate assets and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Net income	$238,199	$356,329	$639,174	$791,525
Indirect operating expenses, net of corporate income	15,752	14,946	48,472	46,960
Investments and investment management expense	1,501	1,205	4,277	3,545
Expensed acquisition, development and other pursuit costs, net of recoveries	789	3,804	2,087	8,702
Interest expense, net	47,741	47,871	147,138	137,862
Loss on extinguishment of debt, net	—	—	24,162	2,461
General and administrative expense	11,655	11,928	38,808	35,343
Equity in (income) loss of unconsolidated real estate entities	(52,568)	342	(70,386)	(54,779)
Depreciation expense	144,990	131,729	427,050	391,414
Income tax expense	24	22	102	95
Casualty and impairment loss (gain), net	—	—	11,688	(3,935)
Gain on sale of real estate	(27,618)	(212,941)	(160,000)	(295,503)
Net operating income from real estate assets sold or held for sale	(1,874)	(10,039)	(9,633)	(33,175)
Net operating income	$378,591	$345,196	$1,102,939	$1,030,515

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Rental income from real estate assets sold or held for sale	$3,044	$16,388	$15,582	$53,582
Operating expenses from real estate assets sold or held for sale	(1,170)	(6,349)	(5,949)	(20,407)
Net operating income from real estate assets sold or held for sale	$1,874	$10,039	$9,633	$33,175

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI for the three and nine months ended September 30, 2017 and 2016 has been adjusted to exclude the real estate assets that were sold from January 1, 2016 through September 30, 2017, or otherwise qualify as held for sale as of September 30, 2017, as described in Note 6, "Real Estate Disposition Activities." Segment information for gross real estate as of September 30, 2017 and 2016 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to the respective balance sheet dates.

	For the three months ended			For the nine months ended
	Total revenue	NOI	% NOI change from prior year	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the period ended September 30, 2017
Established
New England	$58,941	$38,055	3.0%	$174,348	$111,931	2.6%	$1,846,937
Metro NY/NJ	91,699	61,932	1.6%	271,262	184,434	2.0%	2,969,873
Mid-Atlantic	56,321	38,782	1.8%	168,098	116,272	1.8%	2,069,486
Pacific Northwest	21,528	15,687	5.1%	62,773	45,519	5.4%	734,407
Northern California	84,634	64,557	1.3%	251,985	192,861	1.9%	2,824,608
Southern California	85,226	60,024	2.3%	252,229	180,383	4.3%	3,013,215
Total Established	398,349	279,037	2.1%	1,180,695	831,400	2.7%	13,458,526

Other Stabilized (2)	71,150	49,177	N/A	208,729	146,242	N/A	3,086,022
Development / Redevelopment	76,964	50,377	N/A	195,041	125,297	N/A	4,766,894
Land Held for Development	N/A	N/A	N/A	N/A	N/A	N/A	85,863
Non-allocated (3)	993	N/A	N/A	3,290	N/A	N/A	95,621

Total	$547,456	$378,591	9.7%	$1,587,755	$1,102,939	7.0%	$21,492,926

For the period ended September 30, 2016
Established
New England	$59,321	$37,657	0.6%	$174,731	$111,497	5.9%	$1,845,679
Metro NY/NJ	91,181	61,905	1.2%	268,781	183,155	1.8%	3,206,696
Mid-Atlantic	58,928	40,029	0.4%	174,922	120,623	1.4%	2,335,116
Pacific Northwest	18,627	13,541	12.1%	54,085	39,165	8.1%	736,377
Northern California	80,783	61,560	5.9%	238,867	182,658	8.0%	2,657,020
Southern California	73,570	52,527	11.1%	217,686	155,242	10.3%	2,667,875
Total Established	382,410	267,219	4.4%	1,129,072	792,340	4.4%	13,448,763

Other Stabilized (4)	52,971	34,653	N/A	175,186	125,027	N/A	2,325,539
Development / Redevelopment	63,122	43,324	N/A	164,865	113,148	N/A	3,994,361
Land Held for Development	N/A	N/A	N/A	N/A	N/A	N/A	519,626
Non-allocated (3)	1,320	N/A	N/A	4,310	N/A	N/A	74,374

Total	$499,823	$345,196	20.2%	$1,473,433	$1,030,515	37.3%	$20,362,663
__________________________________

(1)	Does not include gross real estate assets held for sale of $53,723 and $135,054 as of September 30, 2017 and 2016, respectively.

(2)	Total revenue and NOI for the three and nine months ended September 30, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

(3)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(4)	Total revenue and NOI for the nine months ended September 30, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Detail of the outstanding awards and activity is presented below.

Information with respect to stock options granted under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan") and its Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the nine months ended September 30, 2017, is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2016	177,333	$124.25	22,541	$77.91
Exercised	(27,360)	110.47	(13,763)	96.61
Forfeited	—	—	—	—
Options Outstanding, September 30, 2017 (1)	149,973	$126.77	8,778	$48.60
__________________________________

(1)	All options outstanding are exercisable as of September 30, 2017.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2016	251,163	$136.74
Granted (1)	81,708	176.59
Change in awards based on performance (2)	49,323	119.26
Converted to restricted stock	(128,482)	118.75
Forfeited	(1,942)	159.39
Outstanding at September 30, 2017	251,770	$155.25
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 49,374 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,334 performance awards.

(2)	Represents the change in the number of performance awards earned based on actual performance achievement for the performance period.

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

For the portion of the performance awards granted in 2017, for which achievement will be determined by using financial metrics, the compensation cost was based on the grant date fair value of $179.07, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2016	136,705	$158.51	176,698
Granted - restricted stock shares	72,832	179.58	128,482
Vested - restricted stock shares	(72,345)	153.35	(70,595)
Forfeited	(2,388)	173.29	(657)
Outstanding at September 30, 2017	134,804	$172.39	233,928

Total employee stock-based compensation cost recognized in income was $13,245,000 and $11,555,000 for the nine months ended September 30, 2017 and 2016, respectively, and total capitalized stock-based compensation cost was $7,644,000 and $7,790,000 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was a total unrecognized compensation cost of $31,278,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 3.7 years.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $993,000 and $1,320,000 during the three months ended September 30, 2017 and 2016, respectively, and $3,290,000 and $4,310,000 for the nine months ended September 30, 2017 and 2016, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,663,000 and $5,239,000 as of September 30, 2017 and December 31, 2016, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $368,000 and $260,000 in the three months ended September 30, 2017 and 2016, respectively, and $1,127,000 and $877,000 in the nine months ended September 30, 2017 and 2016, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $782,000 and $531,000 on September 30, 2017 and December 31, 2016, respectively.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Company recognized a gain of $753,000 for hedge ineffectiveness for the nine months ended September 30, 2017, included as a component of interest expense, net on the Condensed Consolidated Statements of Comprehensive Income. Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period.

The following table summarizes the consolidated derivative positions at September 30, 2017 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$690,053	$35,256	$300,000
Weighted average interest rate (1)	2.7%	3.6%	N/A
Weighted average swapped/capped interest rate	6.1%	5.9%	2.4%
Earliest maturity date	Jan 2018	Apr 2019	May 2018
Latest maturity date	Sep 2022	Apr 2019	May 2018
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During the three and nine months ended September 30, 2017, the Company entered into $50,000,000 and $300,000,000, respectively, of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2018. As of September 30, 2017, the Company has $300,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

As described in this paragraph, during the nine months ended September 30, 2017, the Company settled an aggregate of $800,000,000 of forward interest rate swap agreements, receiving net aggregate payments of $391,000. In conjunction with the refinancing of three secured borrowings in May 2017, in April 2017, the Company settled $185,100,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the secured notes, making a payment of $2,326,000. In conjunction with the Company's May 2017 unsecured note issuance, the Company settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $1,361,000. In conjunction with the Company's June 2017 unsecured note issuance, the Company settled $214,900,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $4,078,000. The Company has deferred $376,000, the effective portion of the fair value change of these swaps, in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the 10 year period of interest payments hedged.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had seven derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at September 30, 2017. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2017 and 2016 were not material. During the nine months ended September 30, 2017, the Company deferred $15,654,000 of losses for cash flow hedges reported as a component of other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Cash flow hedge losses reclassified to earnings	$1,767	$1,748	$5,301	$4,682

The Company anticipates reclassifying approximately $7,012,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of September 30, 2017 and 2016.

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

Other Financial Instruments

Rents and other receivables and prepaid expenses, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts, which reasonably approximate their fair values.

The Company values its unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its notes payable and outstanding amounts under the Credit Facility and Term Loans using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its notes payable and amounts outstanding under its Credit Facility and Term Loans are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	9/30/2017
Non-Designated Hedges
Interest Rate Caps	$14	$—	$14	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	1,422	—	1,422	—
Interest Rate Swaps - Liabilities	(1,998)	—	(1,998)	—
Puts	(5,928)	—	—	(5,928)
DownREIT units	(1,338)	(1,338)	—	—
Indebtedness
Unsecured notes	(4,999,985)	(4,999,985)	—	—
Secured notes payable and unsecured term loan	(2,098,870)	—	(2,098,870)	—
Total	$(7,106,683)	$(5,001,323)	$(2,099,432)	$(5,928)

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	12/31/2016
Non-Designated Hedges
Interest Rate Caps	$79	$—	$79	$—
Cash Flow Hedges
Interest Rate Caps	2	—	2	—
Interest Rate Swaps - Assets	14,775	—	14,775	—
Puts	(6,002)	—	—	(6,002)
DownREIT units	(1,329)	(1,329)	—	—
Indebtedness
Unsecured notes	(4,218,627)	(4,218,627)	—	—
Secured notes payable and unsecured term loan	(2,744,462)	—	(2,744,462)	—
Total	$(6,955,564)	$(4,219,956)	$(2,729,606)	$(6,002)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2017, the Company:

•
entered into an agreement to sell an operating community containing 99 apartment homes and net real estate of $19,243,000 as of September 30, 2017, resulting in the community qualifying as held for sale. The Company expects to complete the sale in the fourth quarter of 2017;

•
obtained a variable rate secured note in the amount of $21,700,000 that matures in October 2020, in association with the refinancing of an existing $21,601,000 fixed rate secured note that was scheduled to mature in November 2017; and

•	sold Avalon Run East, a wholly-owned operating community located in Lawrenceville, NJ, containing 312 apartment homes, for a sale price of $87,500,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, lower housing affordability and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns on apartment community investments relative to other markets that do not have these characteristics. We believe that the Denver, Colorado and Southeast Florida markets share these characteristics, and we are pursuing opportunities to invest in these markets through acquisitions and developments. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

Third Quarter 2017 Highlights

•
Net income attributable to common stockholders for the three months ended September 30, 2017 was $238,248,000, a decrease of $118,144,000, or 33.2%, as compared to the prior year period. The decrease is primarily due to a decrease in gains on the sale of consolidated real estate and an increase in depreciation, partially offset by an increase in joint venture real estate sales and related gains, including our promoted interest, over the prior year period.

•
Established Communities NOI for the three months ended September 30, 2017 was $279,037,000, an increase of $5,741,000, or 2.1%, over the prior year period. This increase was driven by an increase in rental revenue of 2.2%, partially offset by an increase in operating expenses of 2.4% compared to the prior year period.

During the three months ended September 30, 2017, we completed the construction of one community, containing 331 apartment homes for an aggregate total capitalized cost of $96,600,000. At September 30, 2017, we owned or held a direct or indirect interest in 23 communities under construction, which are expected to contain 6,888 apartment homes with a projected total capitalized cost of $3,247,000,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. In addition, as of September 30, 2017, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 25 apartment communities that, if developed as expected, will contain 8,392 apartment homes, and will be developed for an aggregate total capitalized cost of $3,206,000,000.

During the three months ended September 30, 2017, we sold Avalon Danbury, a wholly-owned operating community located in Danbury, CT, containing 234 apartment homes. Avalon Danbury was sold for $52,000,000 and our gain on the disposition was $27,829,000.

In September 2017, we acquired two wholly-owned operating communities:

•	The Lodge Denver West, located in Lakewood, CO, contains 252 apartment homes and was acquired for a purchase price of $76,750,000. The acquisition marked our entry in to the Denver metropolitan area.

•	Avalon Dunn Loring, located in Vienna, VA, contains 440 apartment homes and 27,000 square feet of retail space was acquired for $151,000,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period.  For the nine month periods ended September 30, 2017 and 2016, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2016, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2017, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	37	8,397
Metro NY/NJ	35	10,371
Mid-Atlantic	26	9,126
Pacific Northwest	13	3,305
Northern California	35	10,321
Southern California	45	13,330
Total Established	191	54,850

Other Stabilized Communities:
New England	7	1,868
Metro NY/NJ	9	2,402
Mid-Atlantic	8	3,456
Pacific Northwest	2	373
Northern California	4	1,279
Southern California	9	1,755
Non Core	4	1,266
Total Other Stabilized	43	12,399

Lease-Up Communities	8	2,868

Redevelopment Communities (1)	10	3,343

Unconsolidated Communities	11	2,616

Total Current Communities	263	76,076

Development Communities (2)	23	6,888

Total Communities	286	82,964

Development Rights	25	8,392
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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2017 and 2016 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9/30/2017	9/30/2016	$ Change	% Change	9/30/2017	9/30/2016	$ Change	% Change

Revenue:
Rental and other income	$549,507	$514,891	$34,616	6.7%	$1,600,047	$1,522,705	$77,342	5.1%
Management, development and other fees	993	1,320	(327)	(24.8)%	3,290	4,310	(1,020)	(23.7)%
Total revenue	550,500	516,211	34,289	6.6%	1,603,337	1,527,015	76,322	5.0%

Expenses:
Direct property operating expenses, excluding property taxes	111,330	107,298	4,032	3.8%	323,263	305,423	17,840	5.8%
Property taxes	57,698	52,338	5,360	10.2%	164,195	153,512	10,683	7.0%
Total community operating expenses	169,028	159,636	9,392	5.9%	487,458	458,935	28,523	6.2%

Corporate-level property management and other indirect operating expenses	16,759	16,286	473	2.9%	51,779	51,350	429	0.8%
Investments and investment management expense	1,501	1,205	296	24.6%	4,277	3,545	732	20.6%
Expensed acquisition, development and other pursuit costs, net of recoveries	789	3,804	(3,015)	(79.3)%	2,087	8,702	(6,615)	(76.0)%
Interest expense, net	47,741	47,871	(130)	(0.3)%	147,138	137,862	9,276	6.7%
Loss on extinguishment of debt, net	—	—	—	—%	24,162	2,461	21,701	881.8%
Depreciation expense	144,990	131,729	13,261	10.1%	427,050	391,414	35,636	9.1%
General and administrative expense	11,655	11,928	(273)	(2.3)%	38,808	35,343	3,465	9.8%
Casualty and impairment loss (gain), net	—	—	—	—%	11,688	(3,935)	15,623	N/A (1)
Total other expenses	223,435	212,823	10,612	5.0%	706,989	626,742	80,247	12.8%

Equity in income (loss) of unconsolidated real estate entities	52,568	(342)	52,910	N/A (1)	70,386	54,779	15,607	28.5%
Gain on sale of communities	27,738	202,163	(174,425)	(86.3)%	159,754	284,582	(124,828)	(43.9)%
(Loss) gain on sale of other real estate	(120)	10,778	(10,898)	N/A (1)	246	10,921	(10,675)	(97.7)%
Income before income taxes	238,223	356,351	(118,128)	(33.1)%	639,276	791,620	(152,344)	(19.2)%
Income tax expense	24	22	2	9.1%	102	95	7	7.4%
Net income	238,199	356,329	(118,130)	(33.2)%	639,174	791,525	(152,351)	(19.2)%

Net loss attributable to noncontrolling interests	49	63	(14)	(22.2)%	174	242	(68)	(28.1)%

Net income attributable to common stockholders	$238,248	$356,392	$(118,144)	(33.2)%	$639,348	$791,767	$(152,419)	(19.3)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $118,144,000, or 33.2%, to $238,248,000 for the three months ended September 30, 2017 and $152,419,000, or 19.3%, to $639,348,000 for the nine months ended September 30, 2017 as compared to the respective prior year periods. The decreases for the three and nine months ended September 30, 2017 are primarily due to decreases in gains on the sale of consolidated real estate and increases in depreciation, partially offset by increases in NOI, joint venture real estate sales and related gains, including our promoted interest, over the prior year periods. The decrease for the nine months ended September 30, 2017 is also due to an increase in debt extinguishment losses and a casualty and impairment loss in the current year period as compared to a gain in the prior year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income (loss) of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment loss (gain), net, (loss) gain on sale of real estate assets and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2017 and 2016 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Net income	$238,199	$356,329	$639,174	$791,525
Indirect operating expenses, net of corporate income	15,752	14,946	48,472	46,960
Investments and investment management expense	1,501	1,205	4,277	3,545
Expensed acquisition, development and other pursuit costs, net of recoveries	789	3,804	2,087	8,702
Interest expense, net	47,741	47,871	147,138	137,862
Loss on extinguishment of debt, net	—	—	24,162	2,461
General and administrative expense	11,655	11,928	38,808	35,343
Equity in (income) loss of unconsolidated real estate entities	(52,568)	342	(70,386)	(54,779)
Depreciation expense	144,990	131,729	427,050	391,414
Income tax expense	24	22	102	95
Casualty and impairment loss (gain), net	—	—	11,688	(3,935)
Gain on sale of real estate assets	(27,618)	(212,941)	(160,000)	(295,503)
Net operating income from real estate assets sold or held for sale	(1,874)	(10,039)	(9,633)	(33,175)
Net operating income	$378,591	$345,196	$1,102,939	$1,030,515

The NOI changes for the three and nine months ended September 30, 2017, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2017	9/30/2017

Established Communities	$5,741	$21,744
Other Stabilized Communities (1)	7,047	35,750
Development and Redevelopment Communities (2)	20,607	14,930
Total	$33,395	$72,424
____________________________

(1)	NOI for the nine months ended September 30, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

(2)	NOI for the three and nine months ended September 30, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

Rental and other income increased in the three and nine months ended September 30, 2017 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 69,284 apartment homes for the nine months ended September 30, 2017, compared to 67,628 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,557 for the nine months ended September 30, 2017 compared to $2,464 in the prior year period.

Established Communities — Rental revenue increased $30,208,000, or 2.6%, for the nine months ended September 30, 2017 compared to the prior year period due to an increase in average rental rates of 2.5% to $2,503 per apartment home and an increase in economic occupancy of 0.1% to 95.5%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 23.0% of Established Community rental revenue for the nine months ended September 30, 2017, and experienced an increase in rental revenue of 2.3% compared to the prior year period. Average rental rates increased 2.3% to $3,035 per apartment home, and economic occupancy remained consistent at 95.7% for the nine months ended September 30, 2017, compared to the prior year period. We expect operating conditions in the Metro New York/New Jersey region to remain bifurcated between New York City and surrounding suburban submarkets. Elevated levels of new apartment deliveries in New York City are limiting our ability to increase rental rates, while surrounding suburban submarkets are more insulated from this new competition.

The Northern California region accounted for approximately 21.3% of Established Community rental revenue for the nine months ended September 30, 2017, and experienced an increase in rental revenue of 1.5% compared to the prior year period. Average rental rates increased 1.0% to $2,834 per apartment home, and economic occupancy increased 0.5% to 95.7% for the nine months ended September 30, 2017, compared to the prior year period. We expect operating conditions to remain challenged in the Northern California region due to slowing job growth and an increase in competition from new apartment deliveries.

The Southern California region accounted for approximately 21.4% of Established Community rental revenue for the nine months ended September 30, 2017, and experienced an increase in rental revenue of 3.9% compared to the prior year period. Average rental rates increased 4.1% to $2,203 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.4% for the nine months ended September 30, 2017, compared to the prior year period. We believe stable job and income growth, combined with a modest level of new apartment deliveries, will continue to support a favorable operating environment in the Southern California region.

The New England region accounted for approximately 14.8% of Established Community rental revenue for the nine months ended September 30, 2017, and experienced an increase in rental revenue of 2.7% compared to the prior year period. Average rental rates increased 2.4% to $2,411 per apartment home, and economic occupancy increased 0.3% to 95.7% for the nine months ended September 30, 2017, compared to the prior year period. We expect the operating environment to be more favorable in the suburban submarkets than in the urban submarkets due to higher levels of new apartment deliveries in the urban submarkets.

The Mid-Atlantic region accounted for approximately 14.2% of Established Community rental revenue for the nine months ended September 30, 2017, and experienced an increase in rental revenue of 1.9% compared to the prior year period.  Average rental rates increased 2.0% to $2,151 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.1% for the nine months ended September 30, 2017, compared to the prior year period. Operating conditions in the Mid-Atlantic region are improving, but we believe elevated levels of new apartment deliveries will continue to affect our ability to increase rental rates in select submarkets.

The Pacific Northwest region accounted for approximately 5.3% of Established Community rental revenue for the nine months ended September 30, 2017, and experienced an increase in rental revenue of 5.4% compared to the prior year period. Average rental rates increased 5.1% to $2,212 per apartment home, and economic occupancy increased 0.3% to 95.3% for the nine months ended September 30, 2017, compared to the prior year period. We expect strong job and income growth in the Pacific Northwest region will continue to produce healthy apartment demand.

Management, development and other fees decreased $327,000, or 24.8%, and $1,020,000, or 23.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. The decreases for the three and nine months ended September 30, 2017 are primarily due to lower property and asset management fees earned as a result of dispositions from Fund II and the U.S. Fund.

Direct property operating expenses, excluding property taxes increased $4,032,000, or 3.8%, and $17,840,000, or 5.8%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2017 are primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $545,000, or 0.7%, and $5,056,000, or 2.2%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increase for the three months ended September 30, 2017 is primarily due to increased bad debt and compensation expense, partially offset by decreased turnover, maintenance and utility costs. The increase for the nine months ended September 30, 2017 is primarily due to increased compensation expense, bad debt and turnover and maintenance costs, partially offset by decreased property insurance costs.

Property taxes increased $5,360,000, or 10.2%, and $10,683,000, or 7.0%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2017 are primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio.

For Established Communities, property taxes increased $2,293,000, or 6.0%, and $3,330,000, or 2.9%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2017 are primarily due to increased assessments, as well as successful appeals in the prior year periods in excess of the current year periods. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $473,000, or 2.9%, and $429,000, or 0.8%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2017 are primarily due to increased compensation related costs in the current year periods, partially offset by severance costs in the prior year period not present in current year period.

Investments and investment management expense increased by $296,000 or 24.6% and $732,000 or 20.6% due primarily to increases in compensation expense.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs as well as acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016. Subsequent to the adoption of ASU 2017-01, we expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in acquisition costs being capitalized instead of expensed. During the three months ended September 30, 2017, we acquired two operating communities, both of which were accounted for as asset acquisitions. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to abandoned acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These costs decreased $3,015,000, or 79.3%, and $6,615,000, or 76.0%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The decreases for the three and nine months ended September 30, 2017 are primarily due to acquisition costs related to communities acquired during the prior year periods that were expensed prior to the adoption of ASU 2017-01. The decrease for the nine months ended September 30, 2017, is also due to the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund in the prior year period in excess of amounts recognized in the current year period.

Interest expense, net decreased $130,000, or 0.3%, and increased $9,276,000, or 6.7%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decrease for the three months ended September 30, 2017 is primarily due to a decrease in amounts of secured debt outstanding. The increase for the nine months ended September 30, 2017 is due to an increase in outstanding indebtedness, as well as a decrease in amounts of interest capitalized.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale. The loss of $24,162,000 for the nine months ended September 30, 2017 was due to prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000 associated with the repayment of $556,313,000 aggregate principal amount of fixed rate mortgage notes secured by 12 wholly-owned operating communities in advance of their May 2019 maturity dates. This was partially offset by a gain of $10,839,000, primarily composed of the write-off of unamortized premium on the repayment of $670,590,000 principal amount of fixed rate mortgage notes secured by 11 wholly-owned operating communities in advance of their November 2017 maturity dates.

Depreciation expense increased $13,261,000, or 10.1%, and $35,636,000, or 9.1%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense ("G&A") decreased $273,000, or 2.3%, and increased $3,465,000, or 9.8%, for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The decrease for the three months ended September 30, 2017 is primarily due to decreased legal and professional fees, partially offset by increased compensation related expenses. The increase for the nine months ended September 30, 2017 is primarily due to an increase in compensation related expenses, legal and professional fees, and sales and use tax expense.

Casualty and impairment loss (gain), net for the nine months ended September 30, 2017 consists of an impairment charge recognized for a land parcel we had acquired for development and sold in July 2017, as well as the Maplewood casualty loss, which was partially offset by expected insurance proceeds, a portion of which were received during the three and nine months ended September 30, 2017. Casualty and impairment (gain) loss, net for the three and nine months ended September 30, 2016, consists of net third-party insurance proceeds related to severe winter storms that occurred in 2015 in our Northeast markets, partially offset by impairment charges recognized for ancillary land parcels. For the nine months ended September 30, 2016, casualty and impairment (gain) loss, net also includes property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss.

Equity in income (loss) of unconsolidated real estate entities increased $52,910,000 and $15,607,000 for the three and nine months ended September 30, 2017, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2017 are primarily due to gains on the sale of communities in various ventures in the current year year periods, as well as recognition of income for the Company's promoted interest, partially offset by decreased NOI from the ventures due to disposition activity in 2016 and 2017.

Gain on sale of communities decreased for the three and nine months ended September 30, 2017 compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Gain on sale of other real estate decreased for the three and nine months ended September 30, 2017 compared to the prior year periods. The gains of $10,778,000 and $10,921,000 for the three and nine ended September 30, 2016 are primarily composed of the gain on the land we sold to an unconsolidated joint venture.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016

Net income attributable to common stockholders	$238,248	$356,392	$639,348	$791,767
Depreciation - real estate assets, including joint venture adjustments	144,409	135,275	426,494	397,834
Distributions to noncontrolling interests	11	10	32	30
Gain on sale of unconsolidated entities holding previously depreciated real estate	(31,413)	—	(40,110)	(53,172)
Gain on sale of previously depreciated real estate	(27,738)	(202,163)	(159,754)	(284,582)
Casualty and impairment (recovery) loss, net on real estate (1)(6)	—	—	—	(4,195)
FFO attributable to common stockholders	323,517	289,514	866,010	847,682

Adjusting items:
Joint venture losses (2)	430	195	811	5,763
Joint venture promote (3)	(19,977)	—	(26,742)	(3,447)
Impairment loss on real estate (4)(6)	—	—	9,350	10,500
Casualty loss (gain), net on real estate (5)(6)	—	—	2,338	(10,239)
Business interruption insurance proceeds (7)	(3,495)	(78)	(3,495)	(20,422)
Lost NOI from casualty losses covered by business interruption insurance (8)	2,375	1,877	6,242	5,580
Loss on extinguishment of consolidated debt	—	—	24,162	2,461
Hedge ineffectiveness	—	—	(753)	—
Severance related costs	18	346	153	907
Development pursuit and other write-offs	339	2,998	1,174	3,769
Loss (gain) on sale of other real estate	120	(10,778)	(246)	(10,921)
Acquisition costs	—	635	—	2,564
Legal settlements	7	—	91	—
Core FFO attributable to common stockholders	$303,334	$284,709	$879,095	$834,197

Weighted average common shares outstanding - diluted	138,307,046	137,505,054	138,006,192	137,442,306

EPS per common share - diluted	$1.72	$2.59	$4.63	$5.76
FFO per common share - diluted	$2.34	$2.11	$6.28	$6.17
Core FFO per common share - diluted	$2.19	$2.07	$6.37	$6.07
_________________________

(1)
During the nine months ended September 30, 2016, we received insurance proceeds, net of additional costs incurred, of $5,732 related to the severe winter storms that occurred in our Northeast markets in 2015. For the nine months ended September 30, 2016, we recognized $4,195 of this recovery as an offset to the impairment on depreciable real estate of $4,195 recognized in the prior year period. The balance of the net insurance proceeds received in 2016 of $1,537 is recognized as a casualty gain and is included in the reconciliation of FFO to Core FFO.

(2)
Amounts for the three and nine months ended September 30, 2017 and 2016, are primarily composed of (i) our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity, (ii) the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund and (iii) our proportionate share of operating results for joint ventures formed with Equity Residential as part of the Archstone acquisition.

(3)	Amounts are composed of our recognition of our promoted interest in Fund II.

(4)
Amount for the nine months ended September 30, 2017 includes an impairment charge for a land parcel we had acquired for development and sold in July 2017. Amount for the nine months ended September 30, 2016 includes impairment charges relating to ancillary land parcels.

(5)
Amount for the nine months ended September 30, 2017 includes $19,481 for the Maplewood casualty loss, partially offset by $17,143 of expected property damage insurance proceeds, a portion of which was received during the period. Amount for the nine months ended September 30, 2016 includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss, and $1,537 in insurance proceeds in excess of the total recognized loss related to severe winter storms in our Northeast markets that occurred in 2015.

(6)
The aggregate impact of (i) casualty and impairment (recovery) loss, net on real estate, (ii) impairment loss on real estate and (iii) casualty loss (gain), net on real estate, is a loss of $11,688 for the nine months ended September 30, 2017 and a gain of $3,935 for the nine months ended September 30, 2016.

(7)
Amounts for the three and nine months ended September 30, 2017 are composed of business interruption insurance proceeds resulting from the final insurance settlement of the Maplewood casualty loss. Amount for the nine months ended September 30, 2016 is primarily composed of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(8)
Amounts primarily relate to lost NOI resulting from the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in the first quarter of 2016. Amounts for the three and nine months ended September 30, 2017 also include amounts related to the Maplewood casualty loss in Q1 2017, for which the Company recognized $3,495 in business interruption insurance proceeds in Q3 2017.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2017	9/30/2016	9/30/2017	9/30/2016
Net cash provided by operating activities (1)	$355,213	$307,549	$917,573	$860,727
Net cash used in investing activities	$(309,617)	$(154,100)	$(676,231)	$(866,591)
Net cash used in financing activities (1)	$(63,031)	$(269,856)	$(420,294)	$(328,744)
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

We had unrestricted cash and cash equivalents of $36,042,000 at September 30, 2017, a decrease of $178,952,000 from $214,994,000 at December 31, 2016. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $917,573,000 for the nine months ended September 30, 2017 from $860,727,000 for the nine months ended September 30, 2016. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $676,231,000 for the nine months ended September 30, 2017. The net cash used was primarily due to:

•	investment of $743,275,000 in the development and redevelopment of communities;

•	acquisition of two operating communities for $228,011,000; and

•	capital expenditures of $47,117,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions, net of amounts held in escrow related to a planned tax deferred exchange, of $285,063,000; and

•	net distributions from unconsolidated real estate entities of $74,745,000.

Financing Activities — Net cash used in financing activities totaled $420,294,000 for the nine months ended September 30, 2017.  The net cash used was primarily due to:

•	the repayment of secured notes in the amount of $1,287,636,000; and

•	payment of cash dividends in the amount of $576,685,000.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes and borrowing under the $250 million Term Loan in the aggregate amount of $948,616,000;

•	borrowings under the Credit Facility of $242,000,000;

•	the issuance of secured notes in the amount of $185,100,000; and

•	the issuance of common stock in the amount of $110,117,000, primarily through CEP IV.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (2.07% at October 31, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had borrowings of $434,000,000 outstanding under the Credit Facility and had $44,937,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2017.

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

We were in compliance with these covenants at September 30, 2017.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell (and/or enter into forward sale agreements for) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of October 31, 2017, there are no outstanding forward sales agreements. During the nine months ended September 30, 2017, we sold 568,424 shares at an average sales price of $188.39 per share, for net proceeds of $105,478,000. As of October 31, 2017, we had $892,915,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three and nine months ended September 30, 2017, we entered into $50,000,000 and $300,000,000, respectively, of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2018.

As described in this paragraph, during the nine months ended September 30, 2017, we settled an aggregate of $800,000,000 of forward interest rate swap agreements, receiving net aggregate payments of $391,000. In conjunction with the refinancing of three secured borrowings in May 2017, in April 2017, we settled $185,100,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the secured notes, making a payment of $2,326,000. In conjunction with our May 2017 unsecured note issuance, we settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $1,361,000. In conjunction with our June 2017 unsecured note issuance, we settled $214,900,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving $4,078,000.

As of September 30, 2017, we have $300,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

The following debt activity occurred during the nine months ended September 30, 2017:

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

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2017 and December 31, 2016 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2016	9/30/2017	2017	2018	2019	2020	2021	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.55%	Apr-2043		$15,420	$15,270	$58	$241	$257	$275	$293	$14,146
Avalon at Chestnut Hill	6.16%	Oct-2047		38,564	38,227	130	536	566	596	629	35,770
Avalon Westbury	3.81%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				116,184	115,697	188	777	823	871	922	112,116

Variable rate
Avalon Mountain View	1.42%	Feb-2017	(4)	17,300	—	—	—	—	—	—	—
Eaves Mission Viejo	1.97%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	1.98%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.30%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.32%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	3.78%	Nov-2037	(5)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	2.59%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	2.10%	May-2046	(3)	100,000	100,000	—	—	—	—	345	99,655
Avalon Clinton North	2.63%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	2.63%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	2.54%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	2.52%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.47%	Apr-2028	(5)	44,410	44,410	—	—	—	—	—	44,410
				818,795	801,495	—	—	—	—	345	801,150
Conventional loans (2)
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	—	250,000	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	—	250,000	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	—	450,000
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	—	400,000	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		—	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.80%	Jul-2033		16,075	15,717	138	577	619	663	710	13,010
Avalon Walnut Creek	4.00%	Jul-2066		3,420	3,557	—	—	—	—	—	3,557
Avalon Mission Oaks	6.04%	May-2019	(6)	19,545	—	—	—	—	—	—	—
Avalon Stratford	6.02%	May-2019	(6)	38,221	—	—	—	—	—	—	—
AVA Belltown	6.00%	May-2019	(6)	60,766	—	—	—	—	—	—	—
Avalon Encino	6.06%	May-2019	(6)	33,882	—	—	—	—	—	—	—
Avalon Run East	5.95%	May-2019	(6)	36,305	—	—	—	—	—	—	—
Avalon Wilshire	6.18%	May-2019	(6)	61,268	—	—	—	—	—	—	—
Avalon at Foxhall	6.06%	May-2019	(6)	54,583	—	—	—	—	—	—	—
Avalon at Gallery Place	6.06%	May-2019	(6)	42,410	—	—	—	—	—	—	—
Avalon at Traville	5.91%	May-2019	(6)	71,871	—	—	—	—	—	—	—
Avalon Bellevue	5.92%	May-2019	(6)	24,695	—	—	—	—	—	—	—
Avalon on the Alameda	5.91%	May-2019	(6)	49,930	—	—	—	—	—	—	—
Avalon at Mission Bay I	5.90%	May-2019	(6)	67,772	—	—	—	—	—	—	—
AVA Pasadena	4.06%	Jun-2018		11,287	11,128	54	11,074	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(6)	26,682	—	—	—	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	(6)	14,120	—	—	—	—	—	—	—
Eaves Thousand Oaks	3.36%	Nov-2017	(6)	26,392	—	—	—	—	—	—	—

Archstone Lexington	3.36%	Nov-2017	(7)	21,601	21,601	21,601	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017	(6)	41,302	—	—	—	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017	(6)	69,696	—	—	—	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(6)	70,854	—	—	—	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(6)	118,112	—	—	—	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(6)	25,805	—	—	—	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(6)	146,696	—	—	—	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017	(6)	98,732	—	—	—	—	—	—	—
Avalon Russett	3.36%	Nov-2017	(6)	32,199	—	—	—	—	—	—	—
Eaves Los Feliz	3.68%	Jun-2027	(8)	—	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.66%	Jun-2027	(8)	—	111,500	—	—	—	—	—	111,500
Avalon Russett	3.62%	Jun-2027	(8)	—	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		30,001	29,663	130	534	564	591	27,844	—
Avalon Westbury	4.88%	Nov-2036	(3)	17,745	16,780	329	1,358	1,426	1,499	1,574	10,594
Avalon San Bruno III	3.18%	Jun-2020		54,408	53,617	302	1,226	1,264	50,825	—	—
Avalon Andover	3.29%	Apr-2018		13,844	13,585	88	13,497	—	—	—	—
Avalon Natick	3.14%	Apr-2019		14,170	13,917	86	349	13,482	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	—	67,904	—	—
Avalon Columbia Pike	3.24%	Nov-2019		70,019	69,019	381	1,553	67,085	—	—	—
				5,752,312	5,401,588	23,109	30,168	84,440	771,482	280,128	4,212,261

Variable rate
Avalon Calabasas	2.41%	Aug-2018	(5)	53,570	52,407	311	52,096	—	—	—	—
Avalon Natick	3.56%	Apr-2019	(5)	35,897	35,256	216	884	34,156	—	—	—
Term Loan - $300 million	2.78%	Mar-2021		300,000	300,000	—	—	—	—	300,000	—
Term Loan - $100 million	2.33%	Feb-2022		—	100,000	—	—	—	—	—	100,000
Term Loan - $150 million	2.87%	Feb-2024		—	150,000	—	—	—	—	—	150,000
				389,467	637,663	527	52,980	34,156	—	300,000	250,000

Total indebtedness - excluding Credit Facility				$7,076,758	$6,956,443	$23,824	$83,925	$119,419	$772,353	$581,395	$5,375,527
_________________________

(1)
Rates are given as of September 30, 2017. Includes credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $42,909 and $36,698 as of September 30, 2017 and December 31, 2016, respectively, and deferred financing costs and debt discount associated with secured notes of $27,504 as of September 30, 2017, and deferred financing costs net of premium of $9,180 as of December 31, 2016, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	In February 2017, we repaid this borrowing at par at its scheduled maturity date.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	During the nine months ended September 30, 2017, we repaid this borrowing in advance of its scheduled maturity date.

(7)	In October 2017, we obtained a variable rate secured note in the amount of $21,700,000 that matures in October 2020, in association with the refinancing of this borrowing.

(8)	In May 2017, we repaid a borrowing secured by this community and subsequently refinanced the secured borrowing.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2017, we expect to meet our liquidity needs from one or more internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2017 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

From time to time we use joint ventures to hold or develop individual real estate assets. We generally employ joint ventures primarily to mitigate asset concentration or market risk and secondarily as a source of liquidity. We may also use joint ventures related to mixed-use land development opportunities and new markets where our partners bring development and operational expertise and/or experience to the venture. Each joint venture or partnership agreement has been individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture or partnership agreement. We cannot assure you that we will achieve our objectives through joint ventures.

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and we have an equity investment of $2,657,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest based on the current returns earned by Fund II, which currently represents the first 40.0% of further Fund II distributions, which are in addition to our share of the remaining 60.0% of distributions. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. Fund II has a term that expires in August 2020, assuming the exercise of two, one-year extension options. In September 2017, Fund II sold its final apartment community.

During the nine months ended September 30, 2017, Fund II sold its final three communities containing 1,366 apartment homes for a sales price of $272,050,000. Our share of the gain was $26,322,000, and in addition we recognized income for our promoted interest of $26,742,000. In conjunction with the disposition of these communities, Fund II repaid the remaining $127,179,000 of secured indebtedness at par in advance of the scheduled maturity dates.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $40,788,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

During the nine months ended September 30, 2017, the U.S. Fund sold one community containing 192 apartment homes for a sales price of $107,000,000. Our share of the gain was $13,788,000. In conjunction with the disposition of this community, the U.S. Fund repaid $32,542,000 of secured indebtedness in advance of its scheduled maturity date. This resulted in a charge for a prepayment penalty and the write-off of deferred financing costs, of which our portion was $406,000.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $49,936,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

As of September 30, 2017, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures and Fund II, which sold its final apartment community in September 2017. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of September 30, 2017, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

U.S. Fund
1. Avalon Studio 4121 - Studio City, CA		149	$57,073	$29,073	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (4)		205	77,149	51,300	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,241	29,269	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	96,662	56,653	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	79,973	43,911	Fixed	3.74%	Sep 2022
6. Avalon Kirkland at Carillon - Kirkland, WA		131	60,725	28,555	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,077	428,823	238,761		3.17%

AC JV
1. Avalon North Point - Cambridge, MA (5)		426	187,539	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (5)		392	85,924	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	300,268	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,204	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,328	22,899	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,532	125,899		3.27%

Total Unconsolidated Investments		2,616	$873,623	$526,960		4.06%
_____________________________

(1)	Represents total capitalized cost as of September 30, 2017.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of September 30, 2017.

(4)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(5)	Borrowing is comprised of four mortgage loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2017, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2017, we owned or held a direct or indirect interest in 23 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,888 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $3,247,000,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon West Hollywood (4) West Hollywood, CA	294	$153.6	Q2 2014	Q1 2017	Q4 2017	Q1 2018
2.	Avalon North Station Boston, MA	503	271.5	Q3 2014	Q4 2016	Q4 2017	Q3 2018
3.	AVA NoMa Washington, D.C.	438	148.3	Q2 2015	Q1 2017	Q1 2018	Q3 2018
4.	Avalon Great Neck Great Neck, NY	191	80.7	Q2 2015	Q2 2017	Q4 2017	Q2 2018
5.	Avalon Brooklyn Bay (5) Brooklyn, NY	180	89.7	Q3 2015	Q3 2017	Q1 2018	Q3 2018
6.	Avalon Newcastle Commons I (4) Newcastle, WA	378	122.8	Q3 2015	Q4 2016	Q4 2017	Q3 2018
7.	Avalon Maplewood (6) Maplewood, NJ	235	65.4	Q4 2015	Q4 2017	Q3 2018	Q1 2019
8.	Avalon Rockville Centre II Rockville Centre, NY	165	57.8	Q4 2015	Q4 2017	Q4 2017	Q3 2018
9.	AVA Wheaton Wheaton, MD	319	75.6	Q4 2015	Q3 2017	Q2 2018	Q4 2018
10.	Avalon Dogpatch San Francisco, CA	326	203.4	Q4 2015	Q3 2017	Q3 2018	Q1 2019
11.	Avalon Easton Easton, MA	290	64.0	Q1 2016	Q1 2017	Q1 2018	Q3 2018
12.	Avalon Somers Somers, NY	152	45.1	Q2 2016	Q2 2017	Q1 2018	Q3 2018
13.	AVA North Point (7) Cambridge, MA	265	113.9	Q2 2016	Q1 2018	Q4 2018	Q2 2019
14.	Avalon Boonton Boonton, NJ	350	91.2	Q3 2016	Q2 2019	Q1 2020	Q3 2020
15.	11 West 61st Street (4) New York, NY	172	603.7	Q4 2016	Q2 2019	Q4 2019	Q2 2020
16.	Avalon Belltown Towers (4) Seattle, WA	275	146.9	Q4 2016	Q3 2019	Q4 2019	Q2 2020
17	Avalon Public Market Emeryville, CA	289	148.6	Q4 2016	Q3 2018	Q1 2019	Q3 2019
18.	Avalon Teaneck Teaneck, NJ	248	70.4	Q4 2016	Q4 2018	Q2 2019	Q4 2019
19.	AVA Hollywood (4) Hollywood, CA	695	365.1	Q4 2016	Q2 2019	Q2 2020	Q4 2020
20.	AVA Esterra Park Redmond, WA	323	90.9	Q2 2017	Q4 2018	Q3 2019	Q1 2020
21.	Avalon at the Hingham Shipyard II Hingham, MA	190	64.2	Q2 2017	Q4 2018	Q2 2019	Q4 2019
22.	Avalon Piscataway Piscataway, NJ	360	89.2	Q2 2017	Q3 2018	Q2 2019	Q4 2019
23.	Avalon Sudbury Sudbury, MA	250	85.0	Q3 2017	Q2 2018	Q1 2019	Q3 2019
	Total	6,888	$3,247.0
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

During the three months ended September 30, 2017, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Chino Hills Chino Hills, CA	331	$96.6	327,890	$295
__________________________________

(1)	Total capitalized cost is as of September 30, 2017. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

We anticipate commencing the construction of four apartment communities during the balance of 2017, which, if completed as expected, will contain 1,495 apartment homes and be constructed for a total capitalized cost of $471,600,000.

Redevelopment Communities

As of September 30, 2017, there were ten communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $213,200,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new development community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2017. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon on the Alameda San Jose, CA	305	$10.2	Q1 2017	Q1 2018	Q3 2018
2.	Toluca Hills Apartments by Avalon Los Angeles, CA	1,151	40.0	Q1 2017	Q1 2020	Q3 2020
3.	Avalon at Chestnut Hill Chestnut Hill, MA	204	9.2	Q1 2017	Q4 2017	Q2 2018
4.	Avalon Prudential Center II Boston, MA	266	18.7	Q1 2017	Q3 2019	Q1 2020
5.	Avalon Midtown West New York, NY	550	30.0	Q1 2017	Q2 2019	Q4 2019
6.	Avalon Willow Mamaroneck, NY	227	13.1	Q2 2017	Q1 2018	Q3 2018
7.	Avalon at Edgewater II (3) Edgewater, NJ	240	60.0	Q2 2017	Q1 2019	Q3 2019
8.	AVA Studio City II Studio City, CA	101	5.8	Q2 2017	Q4 2017	Q2 2018
9.	Avalon at Florham Park Florham Park, NJ	270	12.9	Q3 2017	Q3 2018	Q1 2019
10.	AVA Van Ness Washington, D.C.	269	13.3	Q3 2017	Q1 2019	Q3 2019
	Total	3,583	$213.2
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that we expect the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-Q, and will be included upon completion.

Development Rights

At September 30, 2017, we had $85,863,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $48,546,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 25 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2017 includes $62,246,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,392 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 18 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for five Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities. During the next 12 months we expect to commence construction of apartment communities on five of the Development Rights for which we currently own the land, with a carrying basis of $85,863,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the nine months ended September 30, 2017, we incurred a charge of approximately $2,087,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined would not likely be developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of September 30, 2017:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	4	908	$336
Metro NY/NJ	11	4,434	1,643
Mid-Atlantic	3	996	312
Pacific Northwest	2	588	158
Northern California	4	991	512
Southern California	1	475	245
Total	25	8,392	$3,206
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

Other Land and Real Estate Assets

We own land parcels with a carrying value of $13,636,000, on which we do not currently plan to develop and operate an apartment community. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels which we acquired for development and now intend to sell. During the nine months ended September 30, 2017, we recognized an impairment charge of $9,350,000 for one land parcel that we did not plan to develop and sold in July 2017. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. In addition, as described further below, we self-insure a portion of our exposure for commercial general liability and property losses through a wholly-owned captive insurance company. There are, however, certain types of losses (such as losses arising from nuclear liability or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical.  You should carefully review the discussion under Item 1A. “Risk Factors” of our Form 10-K for a discussion of risks associated with an uninsured property or liability loss.

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

We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for (i) 25% of the first $50,000,000 of losses (per occurrence) incurred by the master property insurance policy and (ii) covered liability claims arising out of our commercial general liability policy, subject to a $2,000,000 per occurrence loss limit.

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

•
our expectations, estimates and assumptions as of the date of this filing regarding the outcome of investigations and/or legal proceedings resulting from the Edgewater casualty loss are subject to change.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

The Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims. Through the date of this Form 10-Q, of the 229 occupied apartments destroyed in the fire, the residents of approximately 105 units have settled claims with the Company's insurer. Due to the final approval of the class settlement (referenced below), this claims process has been suspended.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the class action settlement and all claims were submitted to the independent claims adjuster by September 11, 2017. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 42 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted, which total approximately $6,800,000, and it is expected that awards should be issued within the next two months. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 19 lawsuits representing approximately 143 individual plaintiffs have been filed in the Superior Court of New Jersey Bergen County - Law Division and are currently pending. All of these state court cases, except for one that was recently filed, have been consolidated by the court. All of these plaintiffs, except for two, formally opted out of the class action settlement described above and have decided to continue their individual actions. The Company believes that it has meritorious defenses to the extent of damages claimed in all of the suits. The 18 consolidated lawsuits currently have a trial date of January 2, 2018. There are also six subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, one is pending in the Superior Court of New Jersey, Bergen County - Law Division and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2017	48	$187.84	—	$200,000
August 1 - August 31, 2017	1,046	$191.08	—	$200,000
September 1 - September 30, 2017	52	$187.73	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to the prospectus contained in the Registration Statement on Form S-3 of the Company (File No. 333-87063), filed September 14, 1999.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 3, 2017	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 3, 2017	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)