Form 10-K
period 2017-12-31
AVALONBAY COMMUNITIES INC
filed 2018-02-23
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☒                            Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐        Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2017 was $26,425,741,640.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2018 was 138,095,504.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2018 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas in these regions that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics.

At January 31, 2018, we owned or held a direct or indirect ownership interest in:

•
267 operating apartment communities containing 77,614 apartment homes in 12 states and the District of Columbia, of which 256 communities containing 74,998 apartment homes were consolidated for financial reporting purposes, five communities containing 1,539 apartment homes were held by joint ventures in which we hold an ownership interest, and six communities containing 1,077 apartment homes were owned by Archstone Multifamily Partners AC LP (the “U.S. Fund”). Nine of the consolidated communities containing 3,752 apartment homes were under redevelopment, as discussed below;

•
21 communities under development that are expected to contain an aggregate of 6,544 apartment homes when completed, one of which, expected to contain 265 apartment homes, is being developed through a joint venture; and

•	rights to develop an additional 29 communities that, if developed as expected, will contain 9,496 apartment homes.

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

Established Communities are generally operating communities that were owned and had stabilized occupancy as of the beginning of the prior year such that year-over-year comparisons are meaningful. Other Stabilized Communities are generally all other operating communities that have stabilized occupancy during the current year, but that were not owned or had not achieved stabilization as of the beginning of the prior year such that year-over-year comparisons are not meaningful, as well as communities that are planned for disposition during the current year. Development/Redevelopment Communities consist of communities that are under construction, communities where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up. A more detailed description of these segments and other related information can be found in Note 8, “Segment Reporting,” of the Consolidated Financial Statements set forth in Item 8 of this report.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) endeavor to maintain a capital structure that is aligned with our business risks with a view to maintaining continuous access to cost-effective capital. We pursue our development, redevelopment, investment and operating activities with the purpose of Creating a Better Way to Live. Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. We operate our apartment communities under three core brands Avalon, AVA and Eaves by Avalon, described in Item 2. "Communities." We pursue our development and redevelopment activities primarily through in-house development and in-house redevelopment teams, which are complemented by our in-house acquisition platform. We believe that our organizational structure, which includes dedicated development and operational teams in each of our regions, and strong culture are key differentiators, providing us with highly talented, dedicated and capable associates.

During the three years ended December 31, 2017, we acquired eight apartment communities and disposed of 16 apartment communities, excluding activity for unconsolidated investments, inclusive of the Funds (as defined below). During the three years ended December 31, 2017, we completed the development of 35 apartment communities and the redevelopment of 21 apartment communities.

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

In March 2005, we formed AvalonBay Value Added Fund, L.P. (“Fund I”), a private discretionary real estate investment vehicle, which we managed and in which we owned a 15.2% interest. Fund I acquired communities with the objective of either redeveloping or repositioning them, or taking advantage of market cycle timing and improved operating performance. From its inception in 2005 through the close of its investment period in 2008, Fund I acquired 20 communities. Fund I disposed of the last of its communities in 2014, and was dissolved in 2015.

In September 2008, we formed AvalonBay Value Added Fund II, L.P. (“Fund II”), a second private discretionary real estate investment fund which we manage and in which we own a 31.3% interest. From the commencement of Fund II in 2008 through the close of its investment period in 2011, Fund II acquired 13 operating communities. During the three years ended December 31, 2017, we realized our pro rata share of the gain from the sale of 10 communities owned by Fund II. During 2017, Fund II sold its final apartment communities, and we expect to complete the dissolution of Fund II in 2018.

In conjunction with the Archstone Acquisition, through subsidiaries, we acquired and own the general partner interest and hold a 28.6% interest in the U.S. Fund. The U.S. Fund was formed in July 2011 and is fully invested. As of December 31, 2017, the U.S. Fund owns six communities containing 1,077 apartment homes, one of which includes a marina containing 229 boat slips. During the three years ended December 31, 2017, we realized our pro rata share of the gain from the sale of three communities owned by the U.S. Fund.

In conjunction with the Archstone Acquisition, through subsidiaries, we acquired a 20.0% ownership interest in Archstone Multifamily Partners AC JV LP (the “AC JV”). The AC JV is a joint venture that was formed in 2011 and as of December 31, 2017, owns three operating apartment communities containing 921 apartment homes. The AC JV partnership agreement contains provisions that require us to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The ROFO restriction expires in 2019.

A more detailed description of Fund II and the U.S. Fund (collectively, the “Funds”), the AC JV and other joint ventures and the related investment activity can be found in the discussion in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 of this report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

In conjunction with the Archstone Acquisition, through subsidiaries, we entered into three limited liability company agreements with Equity Residential (collectively, the “Residual JV”) through which we and Equity Residential acquired (i) certain assets of Archstone that we and Equity Residential have substantially divested (the “Residual Assets”), and (ii) various liabilities of Archstone that we and Equity Residential agreed to assume (the “Residual Liabilities”). The Residual Assets included a 20.0% interest in Lake Mendota Investments, LLC and Subsidiaries (“SWIB”), a joint venture which disposed of the last of its communities in 2015, various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which the seller has agreed to indemnify us and Equity Residential. We jointly control the Residual JV with Equity Residential and we hold a 40.0% economic interest in the Residual JV.

During 2017, we sold 10 operating communities including sales by unconsolidated entities and recognized a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $291,273,000.

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•	Bellevue, Washington;

•	Boston, Massachusetts;

•	Denver, Colorado;

•	Fairfield, Connecticut;

•	Irvine, California;

•	Iselin, New Jersey;

•	Melville, New York;

•	Los Angeles, California;

•	New York, New York;

•	San Diego, California;

•	San Francisco, California;

•	San Jose, California; and

•	Virginia Beach, Virginia.

After selecting a target site, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire the target site after the completion of entitlements and shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. For further discussion of our Development Rights, refer to Item 2. “Communities” in this report.

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

Redevelopment Strategy.    When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have dedicated redevelopment teams and procedures that are intended to control both the cost and risks of redevelopment. Our redevelopment teams, which include redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by undertaking the redevelopment primarily through an occupied turn strategy, in which we continue to operate the community as we install improvements, and frequently install improvements in occupied apartment homes, working to minimize any impact on our current residents.

Throughout this report, the term “redevelopment” is used to refer to the entire redevelopment cycle, including planning and procurement of architectural and engineering designs, budgeting and actual renovation work. The actual renovation work is referred to as “reconstruction,” which is only one element of the redevelopment cycle.

Disposition Strategy.    We sell assets that no longer meet our long-term strategy or when real estate market conditions are favorable, and we redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across or within geographic regions. This also allows us to realize a portion of the value created through our investments and provides additional liquidity. We are then able to redeploy the net proceeds from our dispositions in lieu of raising that amount of capital externally. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and other terms of each proposal.

As part of the Archstone Acquisition, we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2017 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $50,600,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

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

•
we have a customer care center, centralizing and improving the efficiency and consistency in the application of our policies for many of the administrative tasks associated with owning and operating apartment communities;

•	we aggressively pursue real estate tax appeals; and

•	we install high efficiency lighting and water fixtures, cogeneration systems and implement sustainability initiatives in our operating platform.

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

Financing Strategy.    Our financing strategy is to endeavor to maintain a capital structure that provides financial flexibility to help ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,500,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2017, we had a total of 771,288 square feet of rentable retail space, excluding retail space within communities currently under development. Gross rental revenue provided by leased retail space in 2017 was $29,137,000 (1.3% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail or for-sale residential components of a mixed-use building or project that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

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

Tax Matters

We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Code and intend to maintain our qualification as a REIT in the future. As a REIT, with limited exceptions, such as those described under “Property Management Strategy” above, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

Competition

We face competition from other real estate investors, including insurance companies, pension and investment funds, other REITs, and other well capitalized investors, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

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

Other Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Executive Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Policy on Recoupment, and Sustainability Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2018, we had 3,112 employees.

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

The construction and maintenance of our communities includes a risk of major casualty events that could materially damage our property and the property of others and pose the risk of personal injury. While we carry insurance for such risks in amounts we deem reasonable, we cannot assure that such insurance will be adequate, and when we have incurred and in the future may incur such casualties, we are subject to losses on account of deductibles and self-insured amounts in any event. Such casualties may also expose us in the future to higher insurance premiums, greater construction or operating costs (either voluntarily assumed by us or as a result of new local regulations), and risks to our reputation among prospective residents or municipalities from which we may seek approvals in the future, all of which could have a material adverse effect on our business and our financial condition and results of operations.

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of our real estate assets.

Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our communities. The risks that may adversely affect conditions in those markets include the following:

•	corporate restructurings and/or layoffs, industry slowdowns and other factors that adversely affect the local economy;

•	an oversupply of, or a reduced demand for, apartment homes;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases;

•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs; and

•	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability.

We must develop, construct and operate our communities in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord/tenant laws and other laws generally applicable to business operations. Noncompliance with laws could expose us to liability.

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

We have seen a recent increase in municipalities considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. Depending on the nature of such laws or regulations and the number of our communities that become subject to any such restriction on rent increases, our revenues and net income could be adversely affected. For example, in 2016 in Mountain View, California, the voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. We have three communities with a total of 946 apartment homes that are subject to the new law. We are aware of efforts in other municipalities to enact similar controls, as well as an effort in California to overturn a state law that currently limits municipal rent control in that state to (i) apartments built before 1995 and (ii) renewal increases in rent (not new tenancies upon a vacancy).

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

We expect that other real estate investors, including insurance companies, pension and investment funds, other REITs and other well-capitalized investors, will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability for new investments.

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings, and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), absent changes in other factors, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. We believe that the lenders under our Credit Facility will fulfill their lending obligations thereunder, but if economic conditions deteriorate, there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely impacted.

Insufficient cash flow could affect our debt financing and create refinancing risk.

We are subject to the risks associated with debt financing, including the risk that our available cash will be insufficient to meet required payments of principal and interest on our debt. In this regard, in order for us to continue to qualify as a REIT, we are required to annually distribute dividends generally equal to at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding any net capital gain. This requirement limits the amount of our cash flow available to meet required principal and interest payments. The principal outstanding balance on a portion of our debt will not be fully amortized prior to its maturity. Although we may be able to repay our debt by using our cash flows, we cannot assure you that we will have sufficient cash flows available to make all required principal payments. Therefore, we may need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that a refinancing will not be done on as favorable terms; either of these outcomes could have a material adverse effect on our financial condition and results of operations.

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

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2017, 5.9% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years), may limit our ability to raise rents and, as a consequence, may also adversely affect the value of the communities subject to these restrictions.

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

The mortgages on properties that are subject to secured debt, our Credit Facility and the indenture under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could materially adversely affect our liquidity and increase our financing costs. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

The mortgages on properties that are subject to secured debt generally include provisions which stipulate a prepayment penalty or payment that we will be obligated to pay in the event that we elect to repay the mortgage note prior to the earlier of (i) the stated maturity of the note, or (ii) the date at which the mortgage note is prepayable without such penalty or payment. If we elect to repay some or all of the outstanding principal balance for our mortgage notes, we may incur prepayment penalties or payments under these provisions which could materially adversely affect our results of operations.

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

Our ability to execute our business strategy depends on our access to cost effective debt and equity financing. Debt financing may not be available in sufficient amounts or on favorable terms. If we issue additional equity securities, the interests of existing stockholders could be diluted.

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

We may distribute taxable dividends that are payable in part in our stock, as we did in the fourth quarter of 2008. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash dividend received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends.

We may experience regulatory or economic barriers to selling apartment communities that could limit liquidity and financial flexibility.

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

Acquisitions may not yield anticipated results.

Our business strategy includes acquiring as well as developing communities. Our acquisition activities may be exposed to the following risks:

•	an acquired property may fail to perform as we expected in analyzing our investment; and

•	our estimate of the costs of operating, repositioning or redeveloping an acquired property may prove inaccurate.

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences.

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and a lack of familiarity with local governmental and permitting procedures.

Although we are primarily in the multifamily business, we also own and lease ancillary retail space when retail represents the best use of the space, as is often the case with large urban in-fill developments. We also may engage or have an interest in for-sale activity. We may be unsuccessful in owning and leasing retail space at our communities or in developing real estate with the intent to sell, which could have an adverse effect on our results of operations.

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

Instead of acquiring or developing apartment communities as a wholly-owned investment, at times we may invest in real estate as a partner or a co-venturer with other investors. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals that are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.

We are exposed to risks associated with investment in and management of discretionary real estate investment funds and joint ventures.

We have investment interests in the Funds and joint ventures (collectively, the "ventures") ranging from 20.0% to 55.0%. The ventures present risks, including the following:

•
our subsidiaries that are the general partner or managing member of the ventures are generally liable, under applicable law or the governing agreement of a venture, for the debts and obligations of the respective venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement;

•	investors in the ventures holding a majority of the equity interests may remove us as the general partner or managing member in certain cases involving cause;

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

However, there can be no assurance that we will be able to prevent unauthorized access to this information. Any failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber attacks or information security breaches, could result in a wide range of potentially serious harm to our business operations and financial prospects, including (among others) disruption of our business and operations, disclosure or misuse of confidential or proprietary information (including personal information of our residents and/or associates), damage to our reputation, and/or potentially significant legal and/or financial liabilities and penalties.

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

Insurance coverage for earthquakes can be costly and in limited supply. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in the Company's view, economically impractical.

Severe or inclement weather risk. Particularly in New England and the Metro New York/New Jersey area, we are exposed to risks associated with inclement or severe weather, including hurricanes, severe winter storms and coastal flooding. Severe or inclement weather may result in increased costs resulting from increased maintenance, repair of water and wind damage, removal of snow and ice, and, in the case of our Development Communities, delays in construction that result in increased construction costs and delays in realizing rental revenues from a community.

A single catastrophe that affects one of our regions, such as an earthquake that affects the West Coast or a hurricane or severe winter storm that affects the Mid-Atlantic, Metro New York/New Jersey or New England regions, may have a significant negative effect on our financial condition and results of operations.

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

Terrorism risk. We have significant investments in large metropolitan markets, such as Metro New York/New Jersey and Washington, D.C., which markets have in the past been or may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage and that could have a material adverse effect on our business, financial condition and results of operations.

A significant uninsured property or liability loss could have a material adverse effect on our financial condition and results of operations.

In addition to the earthquake insurance discussed above, we carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities on terms and in amounts we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in the Company's view, economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a community, as well as the anticipated future revenues from such community. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with, or court ordered damages to, that third party. A significant uninsured property or liability loss could have a material adverse effect on our business and our financial condition and results of operations.

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

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. Our executive officers make important capital allocation decisions or recommendations to our Board of Directors from among the opportunities identified by our regional offices. There is substantial competition for qualified personnel in the real estate industry, and the loss of our key personnel could adversely affect the Company.

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to stockholders.

If we fail to qualify as a REIT for federal income tax purposes, we will be subject to regular U.S. federal corporate income tax on our taxable income. In addition, unless we are entitled to relief under applicable statutory provisions, we would be ineligible to make an election for treatment as a REIT for the four taxable years following the year in which we lose our qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to our stockholders. Furthermore, we would no longer be required to make distributions to our stockholders. Thus, our failure to qualify as a REIT could also impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

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

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our stockholders. In addition, we may hold through our taxable REIT subsidiaries certain assets and engage in certain activities that a REIT could not engage in directly. We also may use taxable REIT subsidiaries to hold certain assets that we believe would be subject to the 100% prohibited transaction tax if sold at a gain outside of a taxable REIT subsidiary. Our taxable REIT subsidiaries are subject to U.S. tax as regular corporations. The Archstone Acquisition increased the amount of assets held through our taxable REIT subsidiaries.

Legislative or regulatory action related to federal income tax laws could adversely affect our stockholders, holders of debt securities and/or our business.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are (i) permanently reducing the generally applicable corporate tax rate, (ii) generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, (iii) eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and (iv) for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders or holders of our debt securities. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock, preferred stock or debt securities.

In addition, in recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. We cannot assure you that future changes to tax laws and regulations will not have an adverse effect on an investment in our common stock.

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

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by or for five or fewer individuals at any time during the last half of any taxable year. To maintain this qualification, and/or to address other concerns about concentrations of ownership of our stock, our charter generally prohibits ownership (directly, indirectly by virtue of the attribution provisions of the Code, or beneficially as defined in Section 13 of the Securities Exchange Act) by any single stockholder of more than 9.8% of the issued and outstanding shares of any class or series of our stock. In general, under our charter, pension plans and mutual funds may directly and beneficially own up to 15% of the outstanding shares of any class or series of stock. Under our charter, our Board of Directors may in its sole discretion waive or modify the ownership limit for one or more persons, but it is not required to do so even if such waiver would not affect our qualification as a REIT. These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders' ability to realize a premium for their shares of common stock.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. The Established Communities for the year ended December 31, 2017 are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2016, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

•	Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated entity.

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

As of December 31, 2017, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	37	8,397
Metro NY/NJ	35	10,371
Mid-Atlantic	25	8,985
Pacific Northwest	13	3,305
Northern California	35	10,325
Southern California	45	13,330
Total Established	190	54,713

Other Stabilized Communities:
New England	6	1,727
Metro NY/NJ	8	2,090
Mid-Atlantic	8	2,883
Pacific Northwest	2	373
Northern California	4	1,279
Southern California	10	1,856
Expansion Markets	2	622
Non-Core	3	1,014
Total Other Stabilized	43	11,844

Lease-Up Communities	14	4,689

Redevelopment Communities (1)	9	3,752

Unconsolidated Communities	11	2,616

Total Current Communities	267	77,614

Development Communities (2)	21	6,544

Total Communities	288	84,158

Development Rights	29	9,496
_________________________________

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

We generally establish the composition of our Established Communities portfolio annually. Changes in the Established Communities portfolios for the years ended December 31, 2017, 2016 and 2015 were as follows:

Number of communities
Established Communities as of December 31, 2014	172
Communities added	13
Communities removed (1):
Redevelopment Communities	(4)
Disposed Communities	(3)
Other Stabilized (2)	(1)
Established Communities as of December 31, 2015	177
Communities added	25
Communities removed (1):
Redevelopment Communities	(3)
Disposed Communities	(6)
Communities with multiple phases combined	(2)
Established Communities as of December 31, 2016	191
Communities added	17
Communities removed (1):
Redevelopment Communities	(10)
Disposed Communities	(6)
Other Stabilized (2)	(1)
Communities with multiple phases combined	(1)
Established Communities as of December 31, 2017	190
_________________________________

(1)
We remove a community from our Established Communities portfolio for the upcoming year (and then generally maintain that designation) if we believe that planned activity for a community for the upcoming year will result in that community's expected operations not being comparable to the prior year period. We believe that a community's expected operations will not be comparable to the prior year period when we intend either (i) to undertake a significant capital renovation of the community, such that we would consider the community to be classified as a Redevelopment Community; (ii) to dispose of a community through a sale or other disposition transaction; or (iii) when a significant casualty loss occurs.

(2)	Community was moved from the Established Communities portfolio to the Other Stabilized portfolio as a result of a casualty loss that occurred during the year.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2018, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	131	39,961
Mid-rise	110	29,901
High-rise	26	7,752
Total Current Communities	267	77,614

As discussed in Item 1. “Business,” we operate under three core brands Avalon, AVA and Eaves by Avalon. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint. Our core “Avalon” brand focuses on upscale apartment living and high end amenities and services. “AVA” targets customers in high energy, transit-served urban neighborhoods and generally feature smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. “Eaves by Avalon” is targeted to the cost conscious, “value” segment in suburban areas. We believe that these brands allow us to further penetrate our existing markets by targeting our market by consumer preference and attitude as well as by location and price.

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2017	1/31/2018	1/31/2017	1/31/2018	1/31/2017	1/31/2018
New England	50	50	11,783	12,392	15.7%	15.9%
Boston, MA	37	40	9,234	10,422	12.3%	13.4%
Fairfield-New Haven, CT	13	10	2,549	1,970	3.4%	2.5%

Metro NY/NJ	49	51	14,604	14,470	19.4%	18.6%
New York City, NY	12	13	4,583	4,909	6.1%	6.3%
New York Suburban	17	18	4,513	4,419	6.0%	5.7%
New Jersey	20	20	5,508	5,142	7.3%	6.6%

Mid-Atlantic	39	40	14,374	14,461	19.2%	18.6%
Washington Metro/Baltimore, MD	39	40	14,374	14,461	19.2%	18.6%

Pacific Northwest	17	18	4,092	4,669	5.5%	6.0%
Seattle, WA	17	18	4,092	4,669	5.5%	6.0%

Northern California	42	41	12,410	12,222	16.5%	15.8%
San Jose, CA	13	12	4,905	4,713	6.5%	6.1%
Oakland-East Bay, CA	13	13	3,843	3,847	5.1%	5.0%
San Francisco, CA	16	16	3,662	3,662	4.9%	4.7%

Southern California	59	62	16,761	17,764	22.3%	23.0%
Los Angeles, CA	38	40	11,291	11,916	15.0%	15.4%
Orange County, CA	12	13	3,243	3,621	4.3%	4.7%
San Diego, CA	9	9	2,227	2,227	3.0%	2.9%

Expansion markets	—	2	—	622	—	0.8%
Denver, CO	—	1	—	252	—	0.3%
Southeast Florida	—	1	—	370	—	0.5%

Non-Core	3	3	1,014	1,014	1.4%	1.3%
	259	267	75,038	77,614	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2017, we completed construction of 14 communities containing 5,189 apartment homes and sold 10 operating communities containing an aggregate of 3,182 apartment homes. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 18.7 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 11.5 years.

Of the Current Communities, as of January 31, 2018, we owned (directly or through wholly-owned subsidiaries):

•
254 operating communities, including 241 with a full fee simple, or absolute, ownership interest and 13 that are on land subject to a land lease, two of which are dual-branded communities governed by a single land lease. The land leases have various expiration dates from October 2026 to March 2142, and six of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration;

•
a general partnership interest and an indirect limited partnership interest in the U.S. Fund and the AC JV. Subsidiaries of the U.S. Fund own a fee simple interest in six operating communities, of which one is subject to a land lease, and subsidiaries of the AC JV own a fee simple interest in three operating communities;

•	a general partnership interest in one partnership structured as a “DownREIT,” as described more fully below, that owns one community; and

•	a membership interest in three limited liability companies, that each hold a fee simple interest in an operating community.

We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in 20 of the 21 Development Communities. One Development Community is being developed within a joint venture.

In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2018, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Development Communities

As of December 31, 2017, we owned or held a direct or indirect interest in 21 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,544 apartment homes and 97,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,979,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial actual/ projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	AVA NoMa Washington, D.C.	438	$147	Q2 2015	Q1 2017	Q1 2018	Q3 2018
2.	Avalon Brooklyn Bay (4) Brooklyn, NY	180	90	Q3 2015	Q3 2017	Q1 2018	Q2 2018
3.	Avalon Maplewood (5) Maplewood, NJ	235	66	Q4 2015	Q4 2017	Q3 2018	Q1 2019
4.	AVA Wheaton Wheaton, MD	319	77	Q4 2015	Q3 2017	Q2 2018	Q4 2018
5.	Avalon Dogpatch San Francisco, CA	326	203	Q4 2015	Q3 2017	Q3 2018	Q1 2019
6.	Avalon Somers Somers, NY	152	45	Q2 2016	Q2 2017	Q1 2018	Q2 2018
7.	AVA North Point (6) Cambridge, MA	265	114	Q2 2016	Q1 2018	Q4 2018	Q2 2019
8.	Avalon Boonton Boonton, NJ	350	91	Q3 2016	Q2 2019	Q1 2020	Q3 2020
9.	11 West 61st Street (7) New York, NY	172	604	Q4 2016	Q2 2019	Q4 2019	Q2 2020
10.	Avalon Belltown Towers (7) Seattle, WA	275	147	Q4 2016	Q3 2019	Q4 2019	Q2 2020
11.	Avalon Public Market Emeryville, CA	289	149	Q4 2016	Q3 2018	Q1 2019	Q3 2019
12.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q2 2019	Q1 2020	Q3 2020
13.	AVA Hollywood (7) Hollywood, CA	695	365	Q4 2016	Q2 2019	Q2 2020	Q4 2020
14.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
15.	Avalon at the Hingham Shipyard II Hingham, MA	190	64	Q2 2017	Q4 2018	Q2 2019	Q4 2019
16.	Avalon Piscataway Piscataway, NJ	360	89	Q2 2017	Q3 2018	Q2 2019	Q4 2019
17	Avalon Sudbury Sudbury, MA	250	85	Q3 2017	Q2 2018	Q1 2019	Q3 2019
18.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
19.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q4 2019	Q2 2021	Q3 2021
20.	Avalon Walnut Creek II Walnut Creek, CA	200	93	Q4 2017	Q3 2019	Q1 2020	Q2 2020
21.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
	Total	6,544	$2,979
_________________________________

(1)
Projected total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees.  Projected total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount unless otherwise noted.

(2)	Initial projected occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)
We are developing this project with a private development partner. Projected total capitalized cost as presented is for the rental portion of the development on floors 3 through 19, which we will own, with the partner owning the for-sale condominium portion on floors 20 through 30 of the development. We are providing a construction loan to the development partner, expected to be $48,800,000 which together with the partner's contributed equity is expected to fund the condominium portion of the project. A more detailed description of Avalon Brooklyn Bay can be found in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements set forth in Item 8 of this report.

(5)	In February 2017, a fire occurred at Avalon Maplewood. See "Insurance and Risk of Uninsured Losses" for further discussion.

(6)	We are developing this project within an unconsolidated joint venture that was formed in July 2016, in which we own a 55.0% interest. The information above represents the total cost for the venture.

(7)
Developments containing at least 10,000 square feet of retail space include 11 West 61st Street (67,000 square feet), Avalon Belltown Towers (11,000 square feet) and AVA Hollywood (19,000 square feet).

During the year ended December 31, 2017, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.) (2)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Willoughby Square/AVA DoBro Brooklyn, NY	826	$456	607,579	$751	Q1 2017
2.	Avalon Huntington Beach (2) Huntington Beach, CA	378	120	331,160	$362	Q1 2017
3.	Avalon Laurel Laurel, MD	344	72	378,688	$190	Q1 2017
4.	Avalon Esterra Park (2) Redmond, WA	482	138	457,481	$302	Q2 2017
5.	Avalon Quincy Quincy, MA	395	93	372,683	$250	Q2 2017
6.	Avalon Princeton Princeton, NJ	280	95	287,386	$331	Q2 2017
7.	Avalon Hunt Valley Hunt Valley, MD	332	74	320,968	$231	Q2 2017
8.	Avalon Chino Hills Chino Hills, CA	331	97	327,890	$296	Q3 2017
9.	Avalon North Station Boston, MA	503	271	408,714	$663	Q4 2017
10.	Avalon West Hollywood (2) West Hollywood, CA	294	154	314,165	$490	Q4 2017
11.	Avalon Newcastle Commons I (2) Newcastle, WA	378	123	401,604	$306	Q4 2017
12.	Avalon Great Neck Great Neck, NY	191	81	203,004	$399	Q4 2017
13.	Avalon Rockville Centre II Rockville Centre, NY	165	59	148,041	$399	Q4 2017
14.	Avalon Easton Easton, MA	290	64	347,144	$184	Q4 2017
	Total	5,189	$1,897
____________________________________

(1)	Total capitalized cost is as of December 31, 2017. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)
Approximate rentable area includes retail space. Developments containing at least 10,000 square feet of retail space include Avalon Huntington Beach (10,000 square feet), Avalon Esterra Park (17,000 square feet), Avalon West Hollywood (29,000 square feet) and Avalon Newcastle Commons I (15,000 square feet).

Redevelopment Communities

As of December 31, 2017, we had nine communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $269,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	Avalon on the Alameda San Jose, CA	305	$10	Q1 2017	Q1 2018	Q3 2018
2.	AVA Toluca Hills Los Angeles, CA	1,151	79	Q1 2017	Q1 2019	Q3 2019
3.	Avalon Ballston Square Arlington, VA	714	25	Q4 2017	Q1 2019	Q3 2019
4.	Avalon Prudential Center II Boston, MA	266	19	Q1 2017	Q3 2019	Q1 2020
5.	Avalon Midtown West New York, NY	550	30	Q1 2017	Q2 2019	Q4 2019
6.	Avalon Willow Mamaroneck, NY	227	13	Q2 2017	Q1 2018	Q3 2018
7.	Avalon at Edgewater II (3) Edgewater, NJ	240	60	Q2 2017	Q1 2019	Q3 2019
8.	Avalon at Florham Park Florham Park, NJ	270	13	Q3 2017	Q3 2018	Q1 2019
9.	AVA Van Ness Washington, D.C.	269	20	Q3 2017	Q1 2019	Q3 2019
	Total	3,992	$269
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that we expect the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-K, and will be included upon completion.

Development Rights

At December 31, 2017, we had $68,364,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $45,819,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 29 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2017 includes $48,446,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,496 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 23 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for four Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own and will be constructed on land currently associated with those operating communities. During the next 12 months we expect to commence construction of apartment communities on the four Development Rights for which we currently own the land, with a carrying basis of $68,364,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2017, we incurred a charge of $2,736,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,380	$512
Metro NY/NJ	11	3,998	1,559
Mid-Atlantic	3	1,058	299
Pacific Northwest	1	272	80
Northern California	5	1,507	762
Southern California	3	1,281	576
Total	29	9,496	$3,788
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

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2017 we acquired land parcels for six Development Rights, as shown in the table below, for an aggregate investment of $83,738,000. For all of the parcels, construction has either started or is expected to start within the next six months.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon at the Hingham Shipyard II Hingham, MA	190	$64	January 2017
2.	Avalon North Creek Bothell, WA	316	84	March 2017
3.	Avalon Saugus Saugus, WA	280	94	May 2017
4.	Avalon Sudbury Sudbury, MA	250	85	June 2017
5.	Avalon Yonkers Yonkers, NY	590	188	August 2017
6.	Avalon Harbor East Baltimore, MD	387	133	October 2017
	Total	2,013	$648
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

Other Land and Real Estate Assets

We own land parcels with a carrying value of $13,640,000, which we do not currently plan to develop. These parcels consist of both ancillary parcels acquired in connection with Development Rights that we had not planned to develop and land parcels we acquired for development and now intend to sell. During 2017, we recognized an impairment charge of $9,350,000 for one land parcel that we did not plan to develop and sold in July 2017. We believe that the current carrying value for all other land parcels is such that there is no indication of impaired value, or further need to record a charge for impairment in the case of assets previously impaired. However, we may be subject to the recognition of further charges for impairment in the event that there are future indicators of such impairment and we determine that the carrying value of the assets is greater than the current fair value, less costs to dispose.

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when real estate markets allow us to realize a portion of the value created over our periods of ownership, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2017 to January 31, 2018, we sold our interest in six wholly-owned communities, containing 1,624 apartment homes. The aggregate gross sales price for these assets was $475,500,000.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1A. “Risk Factors” of this Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. However for communities located in California or Washington, the loss limit is $150,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. The deductible applicable to losses resulting from earthquakes occurring in California is five percent of the insured value of each damaged building subject to a minimum of $100,000 and a maximum of $25,000,000 per loss. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process which occurs on different dates throughout the calendar year.

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence, subject to certain sublimits and exclusions. Under the master property program, we are subject to a $100,000 deductible per occurrence, as well as additional self-insured retention for the next $350,000 of loss, per occurrence, until the aggregate incurred self-insured retention exceeds $1,500,000 for the policy year.

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions, and they require a self-insured retention of $500,000 per occurrence.

We also maintain certain casualty policies (general liability, umbrella/excess and workers compensation) for construction related risks which have various exclusions and deductibles that, in management’s view, are commercially reasonable. Certain projects are insured through our master insurance policies while others are insured through project-specific insurance policies. The limits vary by project and may be subject to deductibles up to $1,500,000 per occurrence.

We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for (i) 25% of the first $50,000,000 of losses (per occurrence) incurred by the master property insurance policy and (ii) covered liability claims arising out of our commercial general liability policy, subject to a $2,000,000 per occurrence loss limit. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance.

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. Our communities are insured for terrorism related losses through the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) program. This coverage extends to most of our casualty exposures (subject to deductibles and insured limits) and certain property insurance policies. We have also purchased private-market insurance for property damage due to terrorism with limits of $600,000,000 per occurrence and in the annual aggregate that includes certain coverages (not covered under TRIPRA) such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits and exclusions.

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

The amount or types of insurance we maintain may not be sufficient to cover all losses.

Maplewood Casualty Loss

In February 2017, a fire occurred at our Avalon Maplewood Development Community, located in Maplewood, NJ ("Maplewood"), which was under construction and not yet occupied. We believe that liabilities to third parties resulting from the fire will not be material and will, in any event, be substantially covered by insurance subject to a deductible. The Company has commenced reconstruction of the damaged and destroyed portions of the community. In 2017, we reached a final insurance settlement for the property damage and lost income for the Maplewood casualty loss of $19,696,000, after self-insurance and deductibles, of which $3,495,000 was recognized as business interruption insurance proceeds.

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

In 2017, we commenced the reconstruction of the destroyed building, which we expect to complete in 2019.

To date, a number of lawsuits on behalf of former residents have been filed against us, including three class actions, approximately 20 individual actions, and subrogation actions by insurers who provided renters insurance to our residents. Having incurred applicable deductibles, we currently believe that all of our remaining liability to third parties will not be material and will in any event be substantially covered by our insurance policies. However, we can give no assurances in this regard and continue to evaluate this matter. See Item 3. " Legal Proceedings," below.

ITEM 3.    LEGAL PROCEEDINGS

As discussed immediately above, in January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community in Edgewater, NJ. The Company believes that the fire was caused by sparks from a torch used during repairs being performed by a Company employee who was not a licensed plumber. The Company has since revised its maintenance policies to require that non-flame tools be used for plumbing repairs where possible or, where not possible inside the building envelope, that a qualified third party vendor perform the work in accordance with the Company's policies.

The Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims. Through the date of this Form 10-K, of the 229 occupied apartments destroyed in the fire, the residents of approximately 95 units have settled claims with the Company's insurer through this claims process.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the class action settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted, which total approximately $6,900,000. To date, this claims adjuster has issued awards of behalf of three units and it is expected that the remaining awards should be determined and issued within the next two months. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 19 lawsuits representing approximately 143 individual plaintiffs filed in the Superior Court of New Jersey Bergen County - Law Division were previously scheduled for trial on January 2, 2018. In advance of this date, the Company was able to resolve all of these claims in principle which included approximately 50 units. The Company previously resolved litigated claims with another 10 units. There is currently one remaining lawsuit which was recently filed in the Superior Court of New Jersey Bergen County - Law Division on behalf of one apartment unit. The Company believes it has meritorious defenses to the extent of damages claimed in that suit. There are also seven subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, one is pending in the Superior Court of New Jersey, Bergen County - Law Division, one has been amicably resolved in principle and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. The following table sets forth the quarterly high and low sales prices per share of our common stock for the years 2017 and 2016, as reported by the NYSE. On January 31, 2018 there were 496 holders of record of an aggregate of 138,095,504 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

	2017			2016
	Sales Price		Dividends declared	Sales Price		Dividends declared
	High	Low		High	Low
Quarter ended March 31	$188.00	$169.50	$1.42	$190.49	$160.66	$1.35
Quarter ended June 30	$199.52	$182.01	$1.42	$192.29	$166.59	$1.35
Quarter ended September 30	$196.13	$176.66	$1.42	$188.00	$168.57	$1.35
Quarter ended December 31	$188.91	$175.18	$1.42	$177.77	$158.32	$1.35

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

In January 2018, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2018 of $1.47 per share, a 3.5% increase over the previous quarterly dividend per share of $1.42. The dividend will be payable on April 16, 2018 to all common stockholders of record as of March 29, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2017	52	$178.42	—	$200,000
November 1 - November 30, 2017	—	$—	—	$200,000
December 1 - December 31, 2017	102	$182.22	—	$200,000
_________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

	For the year ended
	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13
Operating data:
Total revenue	$2,158,628	$2,045,255	$1,856,028	$1,685,061	$1,462,921
Gain on sale of communities	$252,599	$374,623	$115,625	$84,925	$—
(Loss) gain on other real estate transactions	$(10,907)	$10,224	$9,647	$490	$240
Income from continuing operations	$876,660	$1,033,708	$741,733	$659,148	$57,827
Income from discontinued operations	$—	$—	$—	$38,179	$294,944
Net income	$876,660	$1,033,708	$741,733	$697,327	$352,771
Net income attributable to common stockholders	$876,921	$1,034,002	$742,038	$683,567	$353,141

Per Common Share and Share Information:
Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$6.36	$7.53	$5.54	$4.93	$0.46
Discontinued operations attributable to common stockholders	—	—	—	0.29	2.32
Net income attributable to common stockholders	$6.36	$7.53	$5.54	$5.22	$2.78
Weighted average shares outstanding—basic (1)	137,523,771	136,928,251	133,565,711	130,586,718	126,855,754

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$6.35	$7.52	$5.51	$4.92	$0.46
Discontinued operations attributable to common stockholders	—	—	—	0.29	2.32
Net income attributable to common stockholders	$6.35	$7.52	$5.51	$5.21	$2.78
Weighted average shares outstanding—diluted	138,066,686	137,461,637	134,593,177	131,237,502	127,265,903

Cash dividends declared	$5.68	$5.40	$5.00	$4.64	$4.28

Other Information:
Net income attributable to common stockholders	$876,921	$1,034,002	$742,038	$683,567	$353,141
Depreciation—continuing operations	584,150	531,434	477,923	442,682	560,215
Depreciation—discontinued operations	—	—	—	—	13,500
Interest expense, net—continuing operations (2)	225,133	194,585	148,879	181,030	238,323
Interest expense, net—discontinued operations (2)	—	—	—	—	—
Income tax expense	141	305	1,483	9,368	—
EBITDA (3)	$1,686,345	$1,760,326	$1,370,323	$1,316,647	$1,165,179

Funds from Operations (4)	$1,167,218	$1,135,762	$1,083,085	$951,035	$642,814
Core Funds from Operations (4)	$1,189,976	$1,125,341	$1,016,035	$890,081	$792,888
Number of Current Communities (5)	267	258	259	251	244
Number of apartment homes	77,614	74,538	75,584	73,963	72,811

Balance Sheet Information:
Real estate, before accumulated depreciation	$21,935,936	$20,776,626	$19,268,099	$17,849,316	$16,800,321
Total assets	$18,414,821	$17,867,271	$16,931,305	$16,140,578	$15,292,922
Notes payable and unsecured credit facilities, net	$7,329,470	$7,030,880	$6,456,948	$6,489,707	$6,110,083

Cash Flow Information:
Net cash flows provided by operating activities (6)	$1,256,257	$1,160,272	$1,074,667	$891,355	$760,571
Net cash flows used in investing activities (6)	$(965,381)	$(1,032,352)	$(1,199,517)	$(816,760)	$(1,159,938)
Net cash flows (used in) provided by financing activities (6)	$(418,947)	$(303,271)	$25,093	$150,571	$(2,004,179)

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

(6)
Amounts for 2013 through 2016 reflect the retrospective adjustments to the Consolidated Statements of Cash Flows discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies—Change in Accounting Principle," of the Consolidated Financial Statements set forth in Item 8 of this report.

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

•
expensed acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” of the Consolidated Financial Statements set forth in Item 8 of this report; and

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

	For the year ended
	12/31/17	12/31/16	12/31/15	12/31/14	12/31/13
Net income attributable to common stockholders	$876,921	$1,034,002	$742,038	$683,567	$353,141
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	582,907	538,606	486,019	449,769	582,325
Distributions to noncontrolling interests, including discontinued operations	42	41	38	35	32
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(40,053)	(58,069)	(33,580)	(73,674)	(14,453)
Gain on sale of previously depreciated real estate assets (1)	(252,599)	(374,623)	(115,625)	(108,662)	(278,231)
Casualty and impairment (recovery) loss, net on real estate (2) (7)	—	(4,195)	4,195	—	—
FFO attributable to common stockholders	$1,167,218	$1,135,762	$1,083,085	$951,035	$642,814

Adjusting items:
Joint venture losses (gains) (3)	950	6,031	(9,059)	(5,194)	35,554
Joint venture promote (4)	(26,742)	(7,985)	(21,969)	(58,128)	—
Impairment loss on real estate (5) (7)	9,350	10,500	800	—	—
Casualty (gain) loss, net on real estate (6) (7)	(3,100)	(10,239)	(15,538)	—	—
Business interruption insurance proceeds (8)	(3,495)	(20,565)	(1,509)	(2,494)	(299)
Lost NOI from casualty losses covered by business interruption insurance (9)	7,904	7,366	7,862	—	—
Loss (gain) on extinguishment of consolidated debt	25,472	7,075	(26,736)	412	14,921
Hedge ineffectiveness	(753)	—	—	—	—
Severance related costs	87	852	1,999	815	3,580
Development pursuit and other write-offs	1,406	3,662	1,838	2,564	1,506
Loss (gain) on sale of other real estate transactions	10,907	(10,224)	(9,647)	(490)	(240)
Acquisition costs (10)	92	3,523	3,806	(7,682)	44,052
Legal settlements	680	(417)	—	—	—
Income taxes (11)	—	—	1,103	9,243	—
Loss on interest rate protection agreement	—	—	—	—	51,000
Core FFO attributable to common stockholders	$1,189,976	$1,125,341	$1,016,035	$890,081	$792,888

Weighted average common shares outstanding - diluted	138,066,686	137,461,637	134,593,177	131,237,502	127,265,903

EPS per common share - diluted	$6.35	$7.52	$5.51	$5.21	$2.78
FFO per common share - diluted	$8.45	$8.26	$8.05	$7.25	$5.05
Core FFO per common share - diluted	$8.62	$8.19	$7.55	$6.78	$6.23
_________________________________

(1)	Amount for 2014 excludes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.

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

(3)
Amounts for 2017 and 2016 are primarily composed of (i) our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity, (ii) the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund, and (iii) our proportionate share of operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition. Amounts for 2014 and 2015 are primarily composed of our proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition. Amount for 2013 includes Archstone Acquisition related costs.

(4)
Amounts for 2017 and 2016 are composed of the recognition of our promoted interest in Fund II. Amount for 2015 is primarily composed of amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay II to eliminate our promoted interest in future distributions. Amount for 2014 relates to our promoted interests from the sale of Avalon Chrystie Place.

(5)	Amounts include impairment charges relating to ancillary land parcels.

(6)
Amount for 2017 includes $19,481 for the Maplewood casualty loss, partially offset by $17,143 of property damage insurance proceeds, and $5,438 in legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition. Amount for 2016 includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss, and $1,537 in insurance proceeds in excess of the total recognized loss related to severe winter storms in our Northeast markets that occurred in 2015. Amount for 2015 includes $44,142 of Edgewater insurance proceeds received partially offset by $28,604 for the write-off of real estate and related costs.

(7)
The aggregate impact of (i) casualty and impairment (recovery) loss, net on real estate, (ii) impairment loss on real estate and (iii) casualty (gain) loss, net on real estate for 2017 is a loss of $6,250, and for 2016 and 2015 are gains of $3,935 and $10,542, respectively.

(8)
Amount for 2017 is composed of business interruption insurance proceeds resulting from the final insurance settlement of the Maplewood casualty loss. Amount for 2016 is primarily composed of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(9)
Amounts for 2017, 2016 and 2015 primarily relate to lost NOI resulting from the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in the first quarter of 2016. Amount for 2017 also includes amounts related to the Maplewood casualty loss, for which we received $3,495 in business interruption insurance proceeds in the third quarter of 2017.

(10)
Amount for 2014 is primarily composed of receipts related to communities acquired as part of the Archstone Acquisition for periods prior to our ownership, which are primarily comprised of property tax and mortgage insurance refunds. Amount for 2013 primarily consists of costs related to the Archstone Acquisition.

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

Executive Overview

Business Description

Our strategic vision is to be the leading apartment company in select U.S. markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We regularly evaluate the allocation of our investments by the amount of invested capital and by product type within our individual markets.

We develop, redevelop, acquire, own and operate multifamily apartment communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We believe that the Denver, Colorado, and Southeast Florida markets share these characteristics, and we are pursuing opportunities to invest in these markets through acquisitions and developments, having acquired one operating community in each of these markets in 2017. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

Financial Highlights

For the year ended December 31, 2017, net income attributable to common stockholders was $876,921,000, a decrease of $157,081,000, or 15.2%, from the prior year. The decrease is primarily attributable to a decrease in real estate sales and related gains, coupled with increases in depreciation, loss on extinguishment of debt and interest expense, and a net casualty and impairment loss in the current year compared to a gain in the prior year. These amounts were partially offset by an increase in NOI from newly developed, acquired and existing operating communities.

For the year ended December 31, 2017, Established Communities NOI increased by $27,191,000, or 2.5%, over the prior year. The increase was driven by an increase in rental revenue of 2.5%, partially offset by an increase in operating expenses of 2.5% over 2016.

During 2017, we raised approximately $2,320,132,000 of gross capital through the issuance of unsecured notes, sale of common shares under CEP IV and the sale of real estate. This amount does not include proceeds from joint venture dispositions and secured debt associated with the refinancing of existing secured indebtedness. The funds raised from the sale of real estate consist of the proceeds from the sale of six operating communities, three undeveloped land parcels and other real estate. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our development activity will continue to create long-term value. During 2017, we completed the construction of 14 communities containing an aggregate of 5,189 apartment homes and 71,000 square feet of retail space, for an aggregate total capitalized cost of $1,897,000,000. We also started the construction of eight communities containing an aggregate of 2,600 apartment homes, which are expected to be completed for an estimated total capitalized cost of $808,000,000. In addition, during 2017 we completed the redevelopment of seven communities containing an aggregate of 2,072 apartment homes for a total investment of $99,000,000, excluding costs incurred prior to the redevelopment.

During the year ended December 31, 2017, we sold six wholly-owned operating communities, containing an aggregate of 1,624 apartment homes, for an aggregate sales price of $475,500,000. We also sold other ancillary real estate including undeveloped land parcels and 421-a tax certificates representing the right to qualify for certain property tax exemptions in New York City, for an aggregate sales price $39,154,000. We recorded an aggregate gain in accordance with GAAP of $252,845,000 associated with our real estate disposition activity.

During the year ended December 31, 2017, we acquired three communities containing an aggregate of 1,062 apartment homes and 27,000 square feet of retail space for an aggregate purchase price of $365,750,000.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing) provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources."

Communities Overview

As of December 31, 2017 we owned or held a direct or indirect ownership interest in 288 apartment communities containing 84,158 apartment homes in 12 states and the District of Columbia, of which 21 communities were under development and nine communities were under redevelopment. Of these communities, 12 were owned by entities that were not consolidated for financial reporting purposes, including six owned by the U.S. Fund, three owned by the AC JV and one that is being developed within a joint venture. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 29 wholly-owned communities that, if developed as expected, will contain an estimated 9,496 apartment homes.

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

Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Established Communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development Communities. Discussions related to current and future cash needs and financing activities can be found under "Liquidity and Capital Resources."

NOI of our current operating communities is one of the financial measures that we use to evaluate the performance of our communities. NOI is affected by the demand and supply dynamics within our markets, our rental rates and occupancy levels and our ability to control operating costs. Our overall financial performance is also impacted by the general availability and cost of capital and the performance of newly developed, redeveloped and acquired apartment communities.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2017, 2016 and 2015 follows (dollars in thousands):

	For the year ended			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenue:
Rental and other income	$2,154,481	$2,039,656	$1,846,081	$114,825	5.6%	$193,575	10.5%
Management, development and other fees	4,147	5,599	9,947	(1,452)	(25.9)%	(4,348)	(43.7)%
Total revenue	2,158,628	2,045,255	1,856,028	113,373	5.5%	189,227	10.2%

Expenses:
Direct property operating expenses, excluding property taxes	428,451	406,577	377,317	21,874	5.4%	29,260	7.8%
Property taxes	221,375	204,837	193,499	16,538	8.1%	11,338	5.9%
Total community operating expenses	649,826	611,414	570,816	38,412	6.3%	40,598	7.1%

Corporate-level property management and other indirect operating expenses	69,559	67,038	67,060	2,521	3.8%	(22)	—%
Investments and investment management expense	5,936	4,822	4,370	1,114	23.1%	452	10.3%
Expensed acquisition, development and other pursuit costs, net of recoveries	2,736	9,922	6,822	(7,186)	(72.4)%	3,100	45.4%
Interest expense, net	199,661	187,510	175,615	12,151	6.5%	11,895	6.8%
Loss (gain) on extinguishment of debt, net	25,472	7,075	(26,736)	18,397	260.0%	33,811	N/A (1)
Depreciation expense	584,150	531,434	477,923	52,716	9.9%	53,511	11.2%
General and administrative expense	50,673	45,771	42,774	4,902	10.7%	2,997	7.0%
Casualty and impairment loss (gain), net	6,250	(3,935)	(10,542)	10,185	N/A (1)	6,607	(62.7)%
Total other expenses	944,437	849,637	737,286	94,800	11.2%	112,351	15.2%

Equity in income of unconsolidated real estate entities	70,744	64,962	70,018	5,782	8.9%	(5,056)	(7.2)%
Gain on sale of communities	252,599	374,623	115,625	(122,024)	(32.6)%	258,998	224.0%
(Loss) gain on other real estate transactions	(10,907)	10,224	9,647	(21,131)	N/A (1)	577	6.0%
Income before income taxes	876,801	1,034,013	743,216	(157,212)	(15.2)%	290,797	39.1%
Income tax expense	141	305	1,483	(164)	(53.8)%	(1,178)	(79.4)%
Net income	876,660	1,033,708	741,733	(157,048)	(15.2)%	291,975	39.4%

Net loss attributable to noncontrolling interests	261	294	305	(33)	(11.2)%	(11)	(3.6)%

Net income attributable to common stockholders	$876,921	$1,034,002	$742,038	$(157,081)	(15.2)%	$291,964	39.3%
_________________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $157,081,000, or 15.2%, to $876,921,000 in 2017 from 2016, primarily due to a decrease in real estate sales and related gains, coupled with increases in depreciation, loss on extinguishment of debt and interest expense, and a net casualty and impairment loss in the current year compared to a gain in the prior year. These amounts were partially offset by an increase in NOI from newly developed, acquired and existing operating communities. Net income attributable to common stockholders increased $291,964,000, or 39.3%, to $1,034,002,000 in 2016 from 2015, primarily due to an increase in NOI from newly developed, acquired and existing operating communities and an increase in real estate sales and related gains. These amounts were partially offset by increases in depreciation and interest expense, and a loss on extinguishment of debt in the current year coupled with a gain on extinguishment of debt in the prior year.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment loss (gain), net, gain on sale of communities, loss (gain) on other real estate transactions and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2017, 2016 and 2015 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/17	12/31/16	12/31/15
Net income	$876,660	$1,033,708	$741,733
Indirect operating expenses, net of corporate income	65,398	61,403	56,973
Investments and investment management expense	5,936	4,822	4,370
Expensed acquisition, development and other pursuit costs, net of recoveries	2,736	9,922	6,822
Interest expense, net	199,661	187,510	175,615
Loss on extinguishment of debt, net	25,472	7,075	(26,736)
General and administrative expense	50,673	45,771	42,774
Equity in income of unconsolidated real estate entities	(70,744)	(64,962)	(70,018)
Depreciation expense	584,150	531,434	477,923
Income tax expense	141	305	1,483
Casualty and impairment loss (gain), net	6,250	(3,935)	(10,542)
Gain on sale of real estate assets	(252,599)	(374,623)	(115,625)
Loss (gain) on other real estate transactions	10,907	(10,224)	(9,647)
Net operating income from real estate assets sold or held for sale	(14,573)	(44,263)	(59,383)
Net operating income	$1,490,068	$1,383,943	$1,215,742

The NOI increases for both 2017 and 2016, as compared to the prior years, consist of changes in the following categories (dollars in thousands):

	Full Year
	2017	2016
Established Communities	$27,191	$48,569
Other Stabilized Communities (1)	41,664	58,555
Development and Redevelopment Communities (2)	37,270	61,077
Total	$106,125	$168,201
_________________________________

(1)	NOI for the year ended December 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

(2)	NOI for the year ended December 31, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

The increase in our Established Communities' NOI in 2017 and 2016 is due to increased rental rates, partially offset by increased operating expenses. The increase in 2016 is also partially offset by decreased economic occupancy.

Rental and other income increased in both 2017 and 2016 compared to the prior years due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities. The changes between years are also impacted by business interruption insurance proceeds received due to the final settlement of the Edgewater and Maplewood casualty losses, as described above.

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities increased to 70,081 apartment homes for 2017, as compared to 67,849 homes for 2016 and 64,211 homes for 2015. The weighted average monthly rental revenue per occupied apartment home increased to $2,556 for 2017 as compared to $2,476 in 2016 and $2,388 in 2015.

Established Communities—Rental revenue increased $38,648,000, or 2.5%, to $1,574,395,000 for 2017 from $1,535,747,000 in the prior year. The increase is due to an increase in average rental rates of 2.4% to $2,511 per apartment home and an increase in economic occupancy of 0.1% to 95.5%. Rental revenue increased $64,206,000, or 4.3%, for 2016, as compared to the prior year. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in rental revenue for all of our Established Communities' regions in 2017 as compared to the prior year, as discussed in more detail below.

The Metro New York/New Jersey region accounted for approximately 23.0% of the Established Community rental revenue for 2017 and experienced a rental revenue increase of 2.1% for 2017 over the prior year. Average rental rates increased 2.0% to $3,038 per apartment home, and economic occupancy increased 0.1% to 95.8% for 2017 as compared to 2016. We expect operating conditions in the Metro New York/New Jersey region to remain bifurcated between New York City and surrounding suburban submarkets in 2018. We believe elevated levels of new apartment deliveries in New York City are limiting our ability to increase rental rates, while surrounding suburban submarkets are more insulated from this new competition.

The Southern California region accounted for approximately 21.5% of the Established Community rental revenue for 2017 and experienced a rental revenue increase of 3.9% for 2017 over the prior year. Average rental rates increased 4.1% to $2,214 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.3% for 2017 as compared to 2016. We expect an increase in new apartment deliveries in Southern California in 2018 but believe strengthening job and income growth will continue to support a favorable operating environment.

The Northern California region accounted for approximately 21.4% of the Established Community rental revenue for 2017 and experienced a rental revenue increase of 1.6% for 2017 over the prior year. Average rental rates increased 1.1% to $2,839 per apartment home, and economic occupancy increased 0.5% to 95.7% for 2017 as compared to 2016. We expect operating conditions to remain challenged in the Northern California region in 2018 due to slower job growth and an increase in competition from new apartment deliveries.

The New England region accounted for approximately 14.8% of the Established Community rental revenue for 2017 and experienced a rental revenue increase of 2.4% for 2017 over the prior year. Average rental rates increased 2.3% to $2,420 per apartment home, and economic occupancy increased 0.1% to 95.6% for 2017 as compared to 2016. We expect the operating environment in New England in 2018 to be more favorable in the suburban submarkets than in the urban submarkets due to higher levels of new apartment deliveries in the urban submarkets.

The Mid-Atlantic region accounted for approximately 14.0% of the Established Community rental revenue for 2017 and experienced a rental revenue increase of 1.8% for 2017 over the prior year. Average rental rates increased 1.9% to $2,153 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.2% for 2017 as compared to 2016. We believe elevated levels of new apartment deliveries in the Mid-Atlantic region will limit our ability to increase rental rates in select submarkets in 2018.

The Pacific Northwest region accounted for approximately 5.3% of the Established Community rental revenue for 2017 and experienced a rental revenue increase of 5.4% for 2017 over the prior year. Average rental rates increased 5.2% to $2,228 per apartment home, and economic occupancy increased 0.2% to 95.2% for 2017 as compared to 2016. We expect strong job and income growth in 2018 in the Pacific Northwest region will continue to support a favorable operating environment.

Management, development and other fees decreased $1,452,000 or 25.9%, and $4,348,000, or 43.7%, in 2017 and 2016, respectively, as compared to the prior years. The decreases in 2017 and 2016 were primarily due to lower property and asset management fees earned as a result of dispositions from Fund II and the U.S. Fund. The decrease in 2016 was also due to asset management and disposition fees earned in the prior year not present in 2016 from the Residual JV.

Direct property operating expenses, excluding property taxes increased $21,874,000, or 5.4%, and $29,260,000, or 7.8%, in 2017 and 2016, respectively, as compared to the prior years. The increases in 2017 and 2016 were primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $6,067,000, or 2.0%, and $7,256,000, or 2.5%, in 2017 and 2016, respectively, as compared to the prior years. The increase in 2017 was primarily due to increased compensation expense, bad debt and turnover and maintenance costs, partially offset by decreased property insurance costs. The increase in 2016 was primarily due to increased bad debt expense, compensation and community repairs and maintenance costs, partially offset by decreased utility costs and a decrease in snow removal and other costs related to the severe winter storms in our Northeast markets that occurred during the first quarter of 2015.

Property taxes increased $16,538,000, or 8.1%, and $11,338,000, or 5.9%, in 2017 and 2016, respectively, as compared to the prior years. The increases in 2017 and 2016 were primarily due to the addition of newly developed and acquired apartment communities, increased assessments across our portfolio, as well as successful appeals and reductions of supplemental taxes in the prior years in excess of those recognized in the then current year.

For Established Communities, property taxes increased $5,300,000, or 3.5%, and $6,616,000, or 4.4%, in 2017 and 2016, respectively, as compared to the prior years. The increase in 2017 was primarily due to increased assessments in the current year periods, as well as successful appeals in the prior year periods in the Company's West Coast markets. The increase in 2016 was primarily due to increased assessments as well as appeals and supplemental tax reversals in 2015 in excess of those recognized in 2016. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $2,521,000 , or 3.8%, in 2017 as compared to the prior year. The increase in 2017 was primarily due to increased compensation related costs in the current year, partially offset by severance costs in the prior year not present in current year.

Investments and investment management expense increased by $1,114,000, or 23.1%, and $452,000, or 10.3%, in 2017 and 2016, respectively, as compared to the prior years. The increases in 2017 and 2016 were primarily due to increases in compensation expense.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs as well as acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016. Subsequent to the adoption of ASU 2017-01, we expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in acquisition costs being capitalized instead of expensed. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These aggregate costs decreased $7,186,000, or 72.4%, in 2017, and increased $3,100,000, or 45.4%, in 2016, as compared to the prior years. The decrease in 2017 was due to a decrease in acquisition costs related to communities acquired during the prior year periods that were expensed prior to the adoption of ASU 2017-01, decreased development pursuit costs, as well as the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund in the prior year period in excess of amounts recognized in the current year period. The increase in 2016 was primarily due to costs related to five operating communities acquired in 2016, as well as the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund.

Interest expense, net increased $12,151,000, or 6.5%, and $11,895,000, or 6.8%, in 2017 and 2016, respectively, as compared to the prior years. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase in 2017 was primarily due to a decrease in amounts of interest capitalized, as well as an increase in outstanding unsecured indebtedness. The increase in 2016 was due to an increase in outstanding unsecured indebtedness, as well as an increase in variable interest rates.

Loss (gain) on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $25,472,000 for 2017 was primarily due to prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000 associated with the repayment of $556,313,000 aggregate principal amount of fixed rate mortgage notes secured by 12 wholly-owned operating communities in advance of their May 2019 maturity dates. This was partially offset by a gain of $10,839,000, primarily composed of the write-off of unamortized premium on the repayment of $670,590,000 principal amount of fixed rate mortgage notes secured by 11 wholly-owned operating communities in advance of their November 2017 maturity dates. The loss of $7,075,000 for 2016 was primarily due to the prepayment penalty associated with the early repayment of $250,000,000 principal amount of 5.70% coupon unsecured notes and the non-cash write-off of deferred financing costs for the variable rate debt secured by Avalon Walnut Creek.

Depreciation expense increased $52,716,000, or 9.9%, and $53,511,000, or 11.2%, in 2017 and 2016, respectively, as compared to the prior years. The increases in 2017 and 2016 were primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense (“G&A”) increased $4,902,000, or 10.7%, and $2,997,000, or 7.0%, in 2017 and 2016, respectively, as compared to the prior years. The increase in 2017 was primarily due to an increase in compensation related expenses, professional fees, and sales and use tax expense. The increase in 2016 was primarily due to an increase in legal and consulting fees, as well as increased charitable contributions over the prior year.

Casualty and impairment loss (gain), net for 2017 consists of a $9,350,000 impairment charge recognized for a land parcel we had acquired for development in 2004 and sold in July 2017, and the net impact of the Maplewood casualty loss, net of associated insurance receivables, of $2,338,000, partially offset by $5,438,000 of legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition. The gain for 2016 consists of $8,702,000 of property damage insurance proceeds from the final insurance settlement for the Edgewater casualty loss and $5,732,000 in net third-party insurance proceeds related to severe winter storms that occurred in 2015 in our Northeast markets. These amounts were partially offset by $10,500,000 of aggregate impairment charges recognized for ancillary land parcels.

Equity in income of unconsolidated real estate entities increased $5,782,000, or 8.9%, and decreased $5,056,000, or 7.2%, in 2017 and 2016, respectively, as compared to the prior years. The increase in 2017 was primarily due to the recognition of income for the Company's promoted interest, partially offset by decreased gains on the sale of communities in various ventures in the current year, and decreased NOI from the ventures due to disposition activity in 2016 and 2017. The decrease in 2016 was primarily due to decreased NOI from the ventures due to disposition activity in 2015 and 2016, as well as amounts received in 2015 for Avalon at Mission Bay II, related to a modification of the joint venture agreement to eliminate our promoted interest for future distributions, partially offset by increased gains from dispositions in 2016.

Gain on sale of communities decreased in 2017 and increased 2016 as compared to the prior years. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gain of $252,599,000 in 2017 was primarily due to the sale of six wholly-owned operating communities, and the gain of $374,623,000 in 2016 was primarily due to the sale of seven wholly-owned operating communities.

(Loss) gain on other real estate transactions decreased in 2017 and increased 2016 as compared to the prior years. The loss of $10,907,000 in 2017 was primarily composed of the non-cash write-off of prepaid rent associated with the purchase of land previously under a ground lease. The gain of $10,224,000 in 2016 was primarily composed of the gain on the land we sold to an unconsolidated joint venture.

Income tax expense decreased by $164,000 and $1,178,000 in 2017 and 2016, respectively, as compared to the prior years. The decrease in 2016 was primarily due to the timing of federal income tax expense amounts related to dispositions of our direct and indirect interests in certain real estate assets acquired in the Archstone Acquisition, which were owned through a taxable REIT subsidiary.

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

We had cash and cash equivalents and restricted cash of $201,906,000 at December 31, 2017, a decrease of $128,071,000 from $329,977,000 at December 31, 2016. The following discussion relates to changes in cash and cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities increased to $1,256,257,000 in 2017 from $1,160,272,000 in 2016. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities—Net cash used in investing activities totaled $965,381,000 in 2017. The net cash used was primarily due to:

•	investment of $979,947,000 in the development and redevelopment of communities;

•	acquisition of three operating communities and land for an operating community previously encumbered by a ground lease for $462,317,000; and

•	capital expenditures of $73,990,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from dispositions of $503,039,000; and

•	net distributions from unconsolidated real estate entities of $64,812,000.

Financing Activities—Net cash used in financing activities totaled $418,947,000 in 2017. The net cash used was primarily due to:

•	the repayment of secured notes in the amount of $1,313,025,000;

•	payment of cash dividends in the amount of $772,657,000; and

•	the repayment of the $300 million Term Loan.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes and borrowing under the $250 million Term Loan in the aggregate amount of $1,696,826,000;

•	the issuance of secured notes in the amount of $206,800,000; and

•	the issuance of common stock in the amount of $111,093,000, primarily through CEP IV.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (2.40% at January 31, 2018 assuming a one month borrowing rate). The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $163,000,000 under the Credit Facility and had $46,165,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2018.

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

We were in compliance with these covenants at December 31, 2017.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program (“CEP IV”) under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. In 2017, we sold 568,424 shares at an average sales price of $188.39 per share, for net proceeds of $105,478,000. As of January 31, 2018, we had $892,915,000 of shares remaining authorized for issuance under this program and no forward sales agreements outstanding.

Forward Interest Rate Swap Agreements

In 2017, we entered into $300,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2018, which are outstanding as of December 31, 2017. At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

In addition, during 2017, we settled an aggregate of $800,000,000 of forward interest rate swap agreements, receiving net aggregate payments of $391,000, which consisted of the following activity:

•
in conjunction with the refinancing of three secured borrowings in May 2017, in April 2017, we settled $185,100,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the secured notes, making a payment of $2,326,000;

•
in conjunction with our May 2017 unsecured note issuance, we settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $1,361,000; and

•
in conjunction with our June 2017 unsecured note issuance, we settled $214,900,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $4,078,000.

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

The following debt activity occurred during 2017:

•	In February 2017, we repaid $17,300,000 of variable rate debt secured by Avalon Mountain View at par at its scheduled maturity date.

•
In February 2017, we entered into a $250,000,000 variable rate unsecured term loan (the "$250 million Term Loan"), of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 1.50%. In April 2017, we drew the $250,000,000 available under the $250 million Term Loan.

•
In May 2017, we repaid $670,590,000 aggregate principal amount of 6.26% fixed rate secured notes secured by 11 communities, representing the majority of the Fannie Mae pool 2 secured indebtedness assumed as part of the Archstone Acquisition, which had a contractual maturity date of November 2017 but opened for prepayment at par on April 30, 2017. In conjunction with the repayment, we recognized a gain of $10,839,000, primarily composed of the write-off of unamortized premium. We refinanced the secured borrowings for three of these communities for an aggregate principal amount of $185,100,000, with a contractual fixed interest rate of 3.61% and maturity dates of June 2027.

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

•
In June 2017, we repaid $556,313,000 aggregate principal amount of 5.86% fixed rate secured notes secured by 12 wholly-owned operating communities, representing the remaining debt in the Freddie Mac cross-collateralized pool financing originated in 2009, in advance of their May 2019 maturity date. In conjunction with the repayment, we recognized a charge of $34,965,000, consisting of prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000.

•	In October 2017, we refinanced the secured borrowing of Archstone Lexington for a principal balance of $21,700,000, with a variable interest rate of LIBOR plus 1.35% and maturity date of October 2020.

•
In November 2017, we issued $300,000,000 principal amount of floating rate unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $298,800,000. The notes mature in January 2021 and were issued at three month LIBOR plus 0.43%.

•
In November 2017, we issued $450,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $445,271,000. The notes mature in January 2028 and were issued at a 3.20% coupon.

•
In November 2017, we repaid our $300,000,000 variable rate unsecured term loan (the "$300 million Term Loan") entered into in March 2014. In conjunction with the repayment, we recognized a charge of $1,367,000 for the non-cash write-off of deferred financing costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2017 and 2016 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2016	12/31/2017	2018	2019	2020	2021	2022	Thereafter
Tax-exempt bonds (2)
Fixed rate
Avalon Oaks West	7.55%	Apr-2043	(3)	$15,420	$15,213	$241	$257	$275	$293	$313	$13,834
Avalon at Chestnut Hill	6.16%	Oct-2047		38,564	38,097	536	566	596	629	663	35,107
Avalon Westbury	3.81%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				116,184	115,510	777	823	871	922	976	111,141

Variable rate
Avalon Mountain View	1.42%	Feb-2017	(5)	17,300	—	—	—	—	—	—	—
Eaves Mission Viejo	2.35%	Jun-2025	(6)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	2.30%	Jun-2025	(6)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.63%	Jun-2025	(6)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.66%	Jun-2025	(6)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	4.19%	Nov-2037	(6)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	3.24%	Jul-2040	(6)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	2.25%	May-2046	(4)	100,000	100,000	—	—	—	345	405	99,250
Avalon Clinton North	3.40%	Nov-2038	(6)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.40%	Nov-2038	(6)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.31%	May-2029	(6)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	3.29%	Dec-2037	(6)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.86%	Apr-2028	(6)	44,410	44,410	—	—	—	—	—	44,410
				818,795	801,495	—	—	—	345	405	800,745
Conventional loans (2)
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	250,000	—	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	250,000	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	450,000	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		—	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		—	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		—	450,000	—	—	—	—	—	450,000
Avalon Orchards	7.80%	Jul-2033		16,075	15,579	577	619	663	710	760	12,250
Avalon Walnut Creek	4.00%	Jul-2066		3,420	3,557	—	—	—	—	—	3,557
Avalon Mission Oaks	6.04%	May-2019	(7)	19,545	—	—	—	—	—	—	—
Avalon Stratford	6.02%	May-2019	(7)	38,221	—	—	—	—	—	—	—
AVA Belltown	6.00%	May-2019	(7)	60,766	—	—	—	—	—	—	—
Avalon Encino	6.06%	May-2019	(7)	33,882	—	—	—	—	—	—	—
Avalon Run East	5.95%	May-2019	(7)	36,305	—	—	—	—	—	—	—
Avalon Wilshire	6.18%	May-2019	(7)	61,268	—	—	—	—	—	—	—
Avalon at Foxhall	6.06%	May-2019	(7)	54,583	—	—	—	—	—	—	—
Avalon at Gallery Place	6.06%	May-2019	(7)	42,410	—	—	—	—	—	—	—
Avalon at Traville	5.91%	May-2019	(7)	71,871	—	—	—	—	—	—	—
Avalon Bellevue	5.92%	May-2019	(7)	24,695	—	—	—	—	—	—	—
Avalon on the Alameda	5.91%	May-2019	(7)	49,930	—	—	—	—	—	—	—
Avalon at Mission Bay I	5.90%	May-2019	(7)	67,772	—	—	—	—	—	—	—
AVA Pasadena	4.06%	Jun-2018		11,287	11,073	11,073	—	—	—	—	—
Avalon La Jolla Colony	3.36%	Nov-2017	(7)	26,682	—	—	—	—	—	—	—
Eaves Old Town Pasadena	3.36%	Nov-2017	(7)	14,120	—	—	—	—	—	—	—

	All-In interest rate (1)	Principal maturity date		Balance Outstanding		Scheduled Maturities
Community				12/31/2016	12/31/2017	2018	2019	2020	2021	2022	Thereafter
Eaves Thousand Oaks	3.36%	Nov-2017	(7)	26,392	—	—	—	—	—	—	—
Archstone Lexington	3.36%	Nov-2017	(7)(8)	21,601	—	—	—	—	—	—	—
Eaves Los Feliz	3.36%	Nov-2017	(7)(8)	41,302	—	—	—	—	—	—	—
Avalon Oak Creek	3.36%	Nov-2017	(7)	69,696	—	—	—	—	—	—	—
Avalon Del Mar Station	3.36%	Nov-2017	(7)	70,854	—	—	—	—	—	—	—
Avalon Courthouse Place	3.36%	Nov-2017	(7)	118,112	—	—	—	—	—	—	—
Avalon Pasadena	3.36%	Nov-2017	(7)	25,805	—	—	—	—	—	—	—
Eaves West Valley	3.36%	Nov-2017	(7)	146,696	—	—	—	—	—	—	—
Eaves Woodland Hills	3.36%	Nov-2017	(7)(8)	98,732	—	—	—	—	—	—	—
Avalon Russett	3.36%	Nov-2017	(7)(8)	32,199	—	—	—	—	—	—	—
Eaves Los Feliz	3.68%	Jun-2027	(8)	—	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027	(8)	—	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027	(8)	—	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		30,001	29,533	534	564	591	27,844	—	—
Avalon Westbury	4.88%	Nov-2036	(4)	17,745	16,450	1,358	1,426	1,499	1,574	1,654	8,939
Avalon San Bruno III	3.18%	Jun-2020		54,408	53,315	1,226	1,264	50,825	—	—	—
Avalon Andover	3.29%	Apr-2018		13,844	13,498	13,498	—	—	—	—	—
Avalon Natick	3.14%	Apr-2019		14,170	13,831	349	13,482	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	67,904	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		70,019	68,637	1,553	67,084	—	—	—	—
				5,752,312	5,828,477	30,168	84,439	771,482	280,128	452,414	4,209,846

Variable rate
Avalon Calabasas	2.42%	Aug-2018	(6)	53,570	52,092	52,092	—	—	—	—	—
Avalon Natick	3.46%	Apr-2019	(6)	35,897	35,039	884	34,155	—	—	—	—
Archstone Lexington	3.21%	Oct-2020	(8)	—	21,700	—	—	21,700	—	—	—
Term Loan - $300 million	2.78%	Mar-2021		300,000	—	—	—	—	—	—	—
Term Loan - $100 million	2.44%	Feb-2022		—	100,000	—	—	—	—	100,000	—
Term Loan - $150 million	2.98%	Feb-2024		—	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	2.03%	Jan-2021		—	300,000	—	—	—	300,000	—	—
				389,467	658,831	52,976	34,155	21,700	300,000	100,000	150,000

Total indebtedness - excluding Credit Facility				$7,076,758	$7,404,313	$83,921	$119,417	$794,053	$581,395	$553,795	$5,271,732
_________________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $47,236 and $36,698 as of December 31, 2017 and 2016, respectively, deferred financing costs and debt discount associated with secured notes of $27,607 as of December 31, 2017, and deferred financing costs net of premium of $9,180 as of December 31, 2016, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(3)	In February 2018, we repaid this borrowing in advance of its scheduled maturity date, incurring a prepayment penalty of $152.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	In February 2017, we repaid this borrowing at par at its scheduled maturity date.

(6)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(7)	During 2017, we repaid this borrowing in advance of its scheduled maturity date.

(8)	During 2017, we repaid a borrowing secured by this community and subsequently refinanced the secured borrowing.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

In 2018, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2018 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over our ownership periods and redeploy the proceeds from those sales to develop and redevelop communities. Because the proceeds from the sale of communities may not be immediately redeployed into revenue generating assets that we develop, redevelop or acquire, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI until such time as the proceeds have been redeployed into revenue generating assets. We believe that the temporary absence of future cash flows from communities sold will not have a material impact on our ability to fund future liquidity and capital resource needs.

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

Fund II has six institutional investors, including us. One of our wholly-owned subsidiaries is the general partner of Fund II and we have an equity investment of $2,576,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we have a right to incentive distributions for our promoted interest representing the first 40.0% of further Fund II distributions, which are in addition to our share of the remaining 60.0% of distributions. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. In 2017, Fund II sold its final apartment communities. We expect to complete the dissolution of Fund II in 2018.

During 2017, Fund II sold its final three communities containing 1,366 apartment homes for an aggregate sales price of $272,050,000. Our share of the gain was $26,322,000, and in addition we recognized income for our promoted interest of $26,742,000. In conjunction with the disposition of these communities, Fund II repaid the remaining $127,179,000 of secured indebtedness at par in advance of the scheduled maturity dates.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $39,896,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options.

During 2017, the U.S. Fund sold one community containing 192 apartment homes for a sales price of $107,000,000. Our share of the gain was $13,788,000. In conjunction with the disposition of this community, the U.S. Fund repaid $32,542,000 of related secured indebtedness in advance of the scheduled maturity date, which resulted in charges for prepayment penalties and write-offs of deferred financing costs, of which our portion was $406,000.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $49,492,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011.

During 2016, we entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which is currently under construction and expected to contain 265 apartment homes upon completion. We own a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest. AVA North Point is the third phase of a master planned development, the other phases of which are owned through the AC JV. During 2016, we provided the partners of the AC JV the opportunity to acquire the AVA North Point land parcel we owned as required in the ROFO provisions for the AC JV. After certain partners of the AC JV declined to participate, we entered into the new joint venture and sold the land parcel to the venture in exchange for a cash payment and a capital account credit, and we are overseeing the development in exchange for a developer fee. Upon sale of the land parcel, we recognized a gain of $10,621,000. The construction of AVA North Point is expected to be completed during 2018 and, as of December 31, 2017, excluding costs incurred in excess of our equity in the underlying net assets of AVA North Point, we have an equity investment of $36,370,000.

During 2015, we entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. We have a 60.0% ownership interest in the venture. During 2017, we and our joint venture partner each acquired our respective portions of the real estate held by the venture, with our portion consisting of a parcel of land acquired for an investment of $19,200,000. Along with our joint venture partner, we retain continuing involvement with the venture to fund the completion of the planned infrastructure and site work. At December 31, 2017, we recorded an obligation of $4,340,000, representing our share of costs for the venture to complete this work.

As part of the Archstone Acquisition we entered into a limited liability company agreement with Equity Residential, through which we assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). We have a 40.0% interest in the Legacy JV. During the years ended December 31, 2017, 2016 and 2015, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which our portion was $2,000,000, $1,960,000 and $14,410,000, respectively. At December 31, 2017, the remaining preferred interests had an aggregate liquidation value of $37,579,000, our share of which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets presented elsewhere in this report.

As of December 31, 2017, we had investments in the following unconsolidated real estate accounted for under the equity method of accounting excluding development joint ventures and Fund II, which sold its final apartment community in 2017. Refer to Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2017, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Principal Amount	Type	Interest Rate (3)	Maturity Date

U.S. Fund
1. Avalon Studio 4121—Studio City, CA		149	$57,078	$28,920	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay—Marina del Rey, CA (4)		205	77,186	51,300	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose—Venice, CA		70	57,297	29,035	Fixed	3.28%	Jun 2020
4. Avalon Station 250—Dedham, MA		285	96,896	56,259	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower—Bethesda, MD		237	80,051	43,605	Fixed	3.74%	Sep 2022
6. Avalon Kirkland at Carillon—Kirkland, WA		131	60,730	28,350	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,077	$429,238	$237,469		3.16%

AC JV
1. Avalon North Point—Cambridge, MA (5)		426	$188,122	$111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park—Herndon, VA (5)		392	86,336	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts — Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	$301,263	$162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	$125,228	$103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,382	22,760	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	$144,610	$125,760		3.27%

Total Unconsolidated Investments		2,616	$875,111	$525,529		4.06%
_________________________________

(1)	Represents total capitalized cost as of December 31, 2017.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of December 31, 2017.

(4)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(5)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2017 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$7,404,313	$83,921	$913,470	$1,135,190	$5,271,732
Interest on Debt Obligations	2,812,359	246,686	487,966	387,332	1,690,375
Operating Lease Obligations (1)	1,153,923	21,051	39,845	40,219	1,052,808
Capital Lease Obligations (1) (2)	49,363	1,073	2,152	2,162	43,976
	$11,419,958	$352,731	$1,443,433	$1,564,903	$8,058,891
_________________________________

(1)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

(2)	Aggregate capital lease payments include $25,961 in interest costs.

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

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, NOI and earnings estimates;

•	our declaration or payment of dividends;

•	our joint venture and discretionary fund activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

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

•	we may be unsuccessful in our management of the U.S. Fund, the AC JV or the REIT vehicles that are used with each respective joint venture;

•	we may be unsuccessful in managing changes in our portfolio composition; and

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

If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2017, our assets would have increased by $571,578,000 and our liabilities would have increased by $534,355,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $47,063,000, $45,201,000 and $43,943,000 for 2017, 2016 and 2015, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

There may be a change in our operating expenses in the event that there are changes in accounting guidance governing capitalization or changes to our levels of development or redevelopment activity. If changes in the accounting guidance limit our ability to capitalize costs or if we reduce our development and redevelopment activities without a corresponding decrease in indirect project costs, there may be an increase in our operating expenses. For example, if in 2017 our development activities decreased by 10%, and there were no corresponding decrease in our indirect project costs, our costs charged to expense would have increased by $4,706,000.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. If we had determined that 10% of our capitalized pursuit costs were associated with Development Rights that were no longer probable of occurring, net income for the year ended December 31, 2017 would have decreased by $4,582,000.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2017, our net income would have decreased by approximately $352,522,000.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2017, we entered into $300,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2018. During 2017, we settled an aggregate of $800,000,000 of forward interest rate swap agreements in conjunction with the refinancing of three secured borrowings in May 2017, as well as our May 2017 and June 2017 unsecured note issuances. In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2017 and 2016, we had $1,460,326,000 and $1,208,262,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2017 and 2016, our annual interest costs would have increased by approximately $14,867,000 and $12,901,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate principal amount outstanding of $7,404,313,000 at December 31, 2017 had an estimated aggregate fair value of $7,296,455,000 at December 31, 2017. Contractual fixed rate debt represented $6,025,384,000 of the fair value at December 31, 2017. If interest rates had been 100 basis points higher as of December 31, 2017, the fair value of this fixed rate debt would have decreased by approximately $479,977,000.

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

(b)
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c)
Changes in Internal Control Over Financial Reporting. During 2017, the Company implemented a new construction and development management system that improves the efficiency and effectiveness of the Company’s operational and financial accounting processes for construction and development related activity. Consistent with any process change that we implement, the design of the internal controls has and will continue to be evaluated for effectiveness as part of our overall assessment of the effectiveness of our disclosure controls and procedures. We expect that the implementation of this system will improve our internal controls over financial reporting as related to construction and development related operational and financial accounting functions.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 23, 2018.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 23, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 23, 2018, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Option and Incentive Plan (the “1994 Plan”) under which awards were previously made, and the ESPP as of December 31, 2017:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	682,104	(2)	$122.91	(3)	7,994,292
Equity compensation plans not approved by security holders (4)	—		N/A		681,284
Total	682,104		$122.91	(3)	8,675,576
_________________________________

(1)	Consists of the 2009 Plan and the 1994 Plan.

(2)
Includes 20,813 deferred units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2017, 2018 and 2019. Does not include 367,561 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 23, 2018.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 23, 2018.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-4

Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6

Notes to Consolidated Financial Statements	F-9

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-42

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

3(ii).3	—	Second Amendment to Amended and Restated Bylaws of AvalonBay Communities, Inc., dated November 9, 2017. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed November 13, 2017.)
4.1	—
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

10.5+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.6+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 2, 2009.)
10.7+	—	AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 4, 2017.)
10.8+	—	Form of Incentive Stock Option Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.9+	—
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

10.12+	—	Form of Director Restricted Stock Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.13+	—	Form of Director Restricted Unit Agreement (2009 Stock Option and Incentive Plan). (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-8 of the Company filed May 22, 2009.)
10.14+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.15+	—	The Company's Officer Severance Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 99.2 to Form 8-K of the Company filed February 16, 2016.)
10.16+	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 22, 2018.)
10.17+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed February 22, 2018.)

10.18+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the weightings, target levels of achievement and metrics used in the award agreement) (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed February 22, 2018.

10.19+	—	2018 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed February 22, 2018.)
10.20+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.21+	—	Form of Director Restricted Unit Agreement (deferred stock award). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.22+	—	Form of Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2013.)
10.23+	—	Form of Award Terms of Performance-Based Restricted Stock Units. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 4, 2015.)
10.24+	—	Form of Award Terms of Performance-Based Restricted Stock Units, (Incorporated by reference to Exhibit 99.4 to Form 8-K of the Company filed February 16, 2016.)
10.25	—
Fourth Amended and Restated Revolving Loan Agreement, dated as of January 14, 2016, among the Company, as Borrower, Bank of America, N.A., as administrative agent, an issuing bank and a bank, JPMorgan Chase Bank, N.A., as an issuing bank, a bank and a syndication agent, Wells Fargo Bank, N.A., as an issuing bank, a bank and a syndication agent, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, as joint bookrunners and joint lead arrangers, and a syndicate of other financial institutions, serving as banks. (Incorporated by reference to Exhibit 1.1 to Form 8-K/A of the Company filed January 15, 2016.)

10.26+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.27+	—
First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011. (Incorporated by reference to Exhibit 10.28 to Form 10-K of the Company filed February 24, 2017.)

10.28+	—
Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012. (Incorporated by reference to Exhibit 10.29 to Form 10-K of the Company filed February 24, 2017.)

10.29	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.30	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)

10.31	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.32	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.33	—
Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and the parties named therein. (Incorporated by reference to Exhibit 10.7 to Form 8-K of the Company filed March 5, 2013.)

10.34	—
Term Loan Agreement, dated March 31, 2014, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and a bank, PNC Bank, National Association, as Syndication Agent and a bank, and a syndicate of other financial institutions, serving as banks. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed April 2, 2014.)

10.35	—
Term Loan Agreement, dated February 28, 2017, among the Company, as Borrower, PNC Bank, National Association, as Administrative Agent and a bank, The Bank of New York Mellon and Sun Trust Bank, each as Syndication Agent and a bank, and a syndicate of other financial institutions serving as banks. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 28, 2017.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

AvalonBay Communities, Inc.
Date: February 23, 2018	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2018	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 23, 2018	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 23, 2018	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 23, 2018	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 23, 2018	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 23, 2018	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 23, 2018	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 23, 2018	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 23, 2018	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 23, 2018	By:	/s/ PETER S. RUMMELL
Peter S. Rummell, Director
Date: February 23, 2018	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 23, 2018	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 23, 2018	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.
Opinion on Internal Control over Financial Reporting
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
February 23, 2018

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/17	12/31/16
ASSETS
Real estate:
Land and improvements	$4,237,318	$3,941,250
Buildings and improvements	15,708,666	14,314,981
Furniture, fixtures and equipment	615,288	532,994
	20,561,272	18,789,225
Less accumulated depreciation	(4,218,379)	(3,743,632)
Net operating real estate	16,342,893	15,045,593
Construction in progress, including land	1,306,300	1,882,262
Land held for development	68,364	84,293
Real estate assets held for sale, net	—	20,846
Total real estate, net	17,717,557	17,032,994

Cash and cash equivalents	67,088	214,994
Cash in escrow	134,818	114,983
Resident security deposits	32,686	32,071
Investments in unconsolidated real estate entities	163,475	175,116
Deferred development costs	45,819	40,179
Prepaid expenses and other assets	253,378	256,934
Total assets	$18,414,821	$17,867,271

LIABILITIES AND EQUITY
Unsecured notes, net	$5,852,764	$4,463,302
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,476,706	2,567,578
Dividends payable	196,094	185,397
Payables for construction	85,377	100,998
Accrued expenses and other liabilities	308,189	274,676
Accrued interest payable	43,116	38,307
Resident security deposits	58,473	57,023
Liabilities related to real estate assets held for sale	—	808
Total liabilities	8,020,719	7,688,089

Commitments and contingencies

Redeemable noncontrolling interests	6,056	7,766

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2017 and 2016; zero shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2017 and 2016; 138,094,154 and 137,330,904 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,381	1,373
Additional paid-in capital	10,235,475	10,105,654
Accumulated earnings less dividends	188,609	94,899
Accumulated other comprehensive loss	(37,419)	(30,510)
Total equity	10,388,046	10,171,416
Total liabilities and equity	$18,414,821	$17,867,271
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/17	12/31/16	12/31/15
Revenue:
Rental and other income	$2,154,481	$2,039,656	$1,846,081
Management, development and other fees	4,147	5,599	9,947
Total revenue	2,158,628	2,045,255	1,856,028

Expenses:
Operating expenses, excluding property taxes	503,946	478,437	448,747
Property taxes	221,375	204,837	193,499
Interest expense, net	199,661	187,510	175,615
Loss (gain) on extinguishment of debt, net	25,472	7,075	(26,736)
Depreciation expense	584,150	531,434	477,923
General and administrative expense	50,673	45,771	42,774
Expensed acquisition, development and other pursuit costs, net of recoveries	2,736	9,922	6,822
Casualty and impairment loss (gain), net	6,250	(3,935)	(10,542)
Total expenses	1,594,263	1,461,051	1,308,102

Income before equity in income of unconsolidated real estate entities, gain on sale of communities, (loss) gain on other real estate transactions, and income taxes	564,365	584,204	547,926

Equity in income of unconsolidated real estate entities	70,744	64,962	70,018
Gain on sale of communities	252,599	374,623	115,625
(Loss) gain on other real estate transactions	(10,907)	10,224	9,647

Income before income taxes	876,801	1,034,013	743,216
Income tax expense	141	305	1,483

Net income	876,660	1,033,708	741,733
Net loss attributable to noncontrolling interests	261	294	305

Net income attributable to common stockholders	$876,921	$1,034,002	$742,038

Other comprehensive income (loss):
(Loss) income on cash flow hedges	(13,979)	(5,556)	5,354
Cash flow hedge losses reclassified to earnings	7,070	6,433	5,774
Comprehensive income	$870,012	$1,034,879	$753,166

Earnings per common share—basic:
Net income attributable to common stockholders	$6.36	$7.53	$5.54

Earnings per common share—diluted:
Net income attributable to common stockholders	$6.35	$7.52	$5.51

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2014	—	132,050,382	$—	$1,320	$9,354,685	$(267,085)	$(42,515)	$9,046,405	$—	$9,046,405
Net income attributable to common stockholders	—	—	—	—	—	742,038	—	742,038	—	742,038
Income on cash flow hedges	—	—	—	—	—	—	5,354	5,354	—	5,354
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	5,774	5,774	—	5,774
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	(1,088)	2,053	—	965	—	965
Dividends declared to common stockholders	—	—	—	—	—	(673,670)	—	(673,670)	—	(673,670)
Issuance of common stock, net of withholdings	—	4,951,649	—	50	688,677	(1,325)	—	687,402	—	687,402
Amortization of deferred compensation	—	—	—	—	26,258	—	—	26,258	—	26,258
Balance at December 31, 2015	—	137,002,031	—	1,370	10,068,532	(197,989)	(31,387)	9,840,526	—	9,840,526
Net income attributable to common stockholders	—	—	—	—	—	1,034,002	—	1,034,002	—	1,034,002
Loss on cash flow hedges	—	—	—	—	—	—	(5,556)	(5,556)	—	(5,556)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,433	6,433	—	6,433
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	1,489	—	1,489	—	1,489
Dividends declared to common stockholders	—	—	—	—	—	(741,313)	—	(741,313)	—	(741,313)
Issuance of common stock, net of withholdings	—	328,873	—	3	11,982	(1,290)	—	10,695	—	10,695
Amortization of deferred compensation	—	—	—	—	25,140	—	—	25,140	—	25,140
Balance at December 31, 2016	—	137,330,904	—	1,373	10,105,654	94,899	(30,510)	10,171,416	—	10,171,416
Net income attributable to common stockholders	—	—	—	—	—	876,921	—	876,921	—	876,921
Loss on cash flow hedges	—	—	—	—	—	—	(13,979)	(13,979)	—	(13,979)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	7,070	7,070	—	7,070
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	2,026	—	2,026	—	2,026
Dividends declared to common stockholders	—	—	—	—	—	(783,912)	—	(783,912)	—	(783,912)
Issuance of common stock, net of withholdings	—	763,250	—	8	101,621	(1,325)	—	100,304	—	100,304
Amortization of deferred compensation	—	—	—	—	28,200	—	—	28,200	—	28,200
Balance at December 31, 2017	—	138,094,154	$—	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046	$—	$10,388,046

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/17	12/31/16	12/31/15
Cash flows from operating activities:
Net income	$876,660	$1,033,708	$741,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	584,150	531,434	477,923
Amortization of deferred financing costs	7,657	7,661	6,871
Amortization of debt premium	(5,915)	(18,866)	(24,261)
Loss (gain) on extinguishment of debt, net	25,472	7,075	(26,736)
Amortization of stock-based compensation	17,920	15,082	15,321
Equity in (income) loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	(19,798)	8,870	12,225
Casualty and impairment loss (gain), net	8,568	(3,935)	(17,303)
Abandonment of development pursuits	388	1,743	—
Cash flow hedge losses reclassified to earnings	7,070	6,433	5,774
Gain on sale of real estate assets	(281,745)	(442,916)	(158,852)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	3,076	(5,403)	12,783
Increase in accrued expenses, other liabilities and accrued interest payable	32,754	19,386	29,189
Net cash provided by operating activities	1,256,257	1,160,272	1,074,667

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(979,947)	(1,201,026)	(1,569,326)
Acquisition of real estate assets, including partnership interest	(462,317)	(393,316)	—
Capital expenditures - existing real estate assets	(65,181)	(66,971)	(48,170)
Capital expenditures - non-real estate assets	(8,809)	(5,881)	(7,695)
Proceeds from sale of real estate, net of selling costs	503,039	532,717	282,163
Insurance proceeds for property damage claims	16,233	17,196	44,142
Mortgage note receivable lending	(17,590)	(19,115)	—
(Decrease) increase in payables for construction	(15,621)	2,196	(3,230)
Distributions from unconsolidated real estate entities	89,305	111,598	109,181
Investments in unconsolidated real estate entities	(24,493)	(9,750)	(6,582)
Net cash used in investing activities	(965,381)	(1,032,352)	(1,199,517)

Cash flows from financing activities:
Issuance of common stock, net	111,093	15,526	690,184
Dividends paid	(772,657)	(726,749)	(655,248)
Issuance of mortgage notes payable	206,800	—	—
Repayments of mortgage notes payable, including prepayment penalties	(1,313,025)	(168,076)	(853,604)
Issuance of unsecured notes	1,696,826	1,122,488	873,088
Repayment of unsecured notes, including prepayment penalties	(300,000)	(504,403)	—
Payment of deferred financing costs	(17,552)	(16,240)	(7,343)
Redemption of noncontrolling interest and units for cash by minority partners	—	—	(1,088)
Payment of capital lease obligation	(18,951)	—	—
Receipts (payments) for termination of forward interest rate swaps	391	(14,847)	—
Payments related to tax withholding for share-based compensation	(10,450)	(8,562)	(6,076)
Distributions to DownREIT partnership unitholders	(42)	(41)	(38)
Contributions from joint venture and profit-sharing partners	1,038	—	—
Distributions to joint venture and profit-sharing partners	(418)	(407)	(372)
Preferred interest obligation redemption and dividends	(2,000)	(1,960)	(14,410)
Net cash (used in) provided by financing activities	(418,947)	(303,271)	25,093

Net decrease in cash and cash equivalents	(128,071)	(175,351)	(99,757)

Cash and cash equivalents and restricted cash, beginning of year	329,977	505,328	605,085
Cash and cash equivalents and restricted cash, end of year	$201,906	$329,977	$505,328

Cash paid during the year for interest, net of amount capitalized	$207,842	$194,059	$188,782
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended
	12/31/17	12/31/16	12/31/15
Cash and cash equivalents	$67,088	$214,994	$400,507
Cash in escrow	134,818	114,983	104,821
Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$201,906	$329,977	$505,328

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2017:

•
As described in Note 4, “Equity,” 201,824 shares of common stock were issued as part of the Company's stock based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 73,342 shares valued at $13,171,000 were issued in connection with new stock grants; 3,058 shares valued at $558,000 were issued through the Company’s dividend reinvestment plan; 60,319 shares valued at $10,542,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 3,388 restricted shares with an aggregate value of $588,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $196,094,000.

•
The Company recorded a decrease of $65,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•
The Company recorded a decrease in prepaid expenses and other assets of $12,114,000 and an increase in other liabilities of $1,171,000, and a corresponding adjustment to other comprehensive income, and reclassified $7,070,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company recognized a non-cash charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at the Company's Avalon Maplewood Development Community ("Maplewood").

During the year ended December 31, 2016:

•
The Company issued 197,018 shares of common stock as part of the Company's stock based compensation plans, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 81,400 shares valued at $13,217,000 were issued in connection with new stock grants; 44,327 shares valued at $3,894,000 were issued in conjunction with the conversion of deferred stock awards; 2,396 shares valued at $424,000 were issued through the Company’s dividend reinvestment plan; 53,453 shares valued at $8,356,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,262 restricted shares with an aggregate value of $694,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

•
The Company completed the construction of and sold an affordable restricted apartment building, containing 77 apartment homes, which is adjacent to a completed Development Community. The Company received a mortgage note in the amount of $18,643,000 as consideration for the sale, which is secured by the underlying real estate.

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

•
The Company recorded an increase in prepaid expenses and other assets and a corresponding gain to other comprehensive income of $5,354,000 and reclassified $5,774,000 of deferred cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
The Company recognized a charge of $26,039,000 to write off the net book value of the fixed assets destroyed by the fire that occurred in 2015 at Avalon at Edgewater (“Edgewater”) and winter storm damage at several of the Company's communities in its Northeast markets.

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

At December 31, 2017, the Company owned or held a direct or indirect ownership interest in 267 operating apartment communities containing 77,614 apartment homes in 12 states and the District of Columbia, of which nine communities containing 3,752 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 21 communities under development that are expected to contain an aggregate of 6,544 apartment homes (unaudited) when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 29 communities that, if developed as expected, will contain an estimated 9,496 apartment homes (unaudited).

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

Revenue and Gain Recognition

Rental income related to the Company’s residential and retail leases is recognized on an accrual basis when due from residents and/or retail tenants, as required by the accounting guidance applicable to leases, which provides guidance on classification and recognition. In accordance with the Company's standard residential lease terms, rental payments are generally due on a monthly basis. Any cash concessions given at the inception of the lease are amortized over the approximate life of the lease, which is generally one year. The Company records a charge to income for outstanding receivables greater than 90 days past due as a component of operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income.

The Company will adopt ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, as of January 1, 2018 using the modified retrospective approach, applying the provisions of the new standards to contracts that are not completed as of the date of adoption. Under the new standards, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. The majority of the Company’s revenue is derived from residential and retail rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU 2016-02, Leases, discussed under Recently Issued and Adopted Accounting Standards below. Revenue streams that are in the scope of the new standards include:

•
Management fees - The Company has investment interests in real estate joint ventures, some of which the Company manages (i) the venture, (ii) the associated operating communities owned by those ventures and/or (iii) the development or redevelopment of those operating communities. For these activities, the Company receives asset management, property management, development and/or redevelopment fee revenue. The performance obligation is the management of the venture, community or other defined task such as the development or redevelopment of the community. While the individual activities that comprise the performance obligation of the management fees can vary day to day, the nature of the overall performance obligation to provide management service is the same and considered by the Company to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The Company recognizes revenue for management fees as earned on a monthly basis and has concluded this is appropriate under the new standard.

•
Non-recurring rental and non-rental related income - The Company recognizes revenue for rental related income not included as a components of a lease, such as reservation and application fees, as well as for non-rental related income, as earned, and has concluded this is appropriate under the new standard.

•
Gains or losses on sales of real estate - The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company does not have significant continuing involvement. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold. As a result, the Company may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. In addition, subsequent to the adoption of the new standard, a gain or loss recognized on the sale of a nonfinancial asset to an unconsolidated entity will be recognized at 100%, and not the Company’s proportionate ownership percentage.

Due to the nature and timing of the Company’s identified revenue streams and existing open contracts as of December 31, 2017, the Company does not anticipate the adoption of the new standards will have a material impact on its financial position or results of operations.

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

For land parcels improved with operating real estate, for which the Company intends to pursue development, the Company generally manages the current improvements until such time as all tenant obligations have been satisfied or eliminated through negotiation, and construction of new apartment communities is ready to begin. Revenue from incidental operations received from the current improvements on land parcels in excess of any incremental costs are recorded as a reduction of total capitalized costs of the respective Development Right and not as part of net income. Incidental operating costs in excess of incidental operating income are expensed in the period incurred.

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

The adoption of ASU 2017-01 on October 1, 2016, impacted the Company's accounting framework for the acquisition of operating communities. Prior to adoption, the acquisition of an operating community was viewed as an acquisition of a business, and the Company identified and recorded each asset acquired and liability assumed in such transaction at its estimated fair value at the date of acquisition, and expensed all costs incurred related to acquisitions of operating communities. Subsequent to adoption of ASU 2017-01 on October 1, 2016, the Company assesses each acquisition of an operating community to determine if it meets the definition of a business or if it qualifies as an asset acquisition. The Company generally views acquisitions of individual operating communities as asset acquisitions, and results in the capitalization of acquisition costs, and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

The purchase price allocation to tangible assets, such as land and improvements, buildings and improvements, and furniture, fixtures and equipment, and the in-place lease intangible assets, is as reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities. The approach applied industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and was adjusted for estimated depreciation. The fair value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information, depreciation curves for the identified asset classes and estimated useful life of the acquired property. The value of the acquired lease-related intangibles considered the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time. The lease-up period for an apartment community is assumed to be 12 months to achieve stabilized occupancy. Net revenues use market rent considering actual leasing and industry rental rate data. The value of current leases relative to a market-rate lease is based on market rents obtained for market comparables, and considered a market derived discount rate. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed.

Depreciation is calculated on buildings and improvements using the straight-line method over their estimated useful lives, which range from seven to 30 years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

Income Taxes

The Company elected to be treated as a REIT for U.S. federal income tax purposes for its tax year ended December 31, 1994 and has not revoked such election. A REIT is a corporate entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT, the Company generally will not be subject to corporate level federal income tax on its taxable income if it annually distributes 100% of its taxable income to its stockholders.

The states in which the Company operates have similar tax provisions which recognize the Company as a REIT for state income tax purposes. Management believes that all such conditions for the exemption from income taxes on ordinary income have been or will be met for the periods presented. Accordingly, no provision for federal and state income taxes has been made. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal corporate income taxes at regular corporate rates and may not be able to qualify as a corporate REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income and in certain other instances.

The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2017, 2016 and 2015.

In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company incurred income tax expense of $141,000, $305,000 and $1,483,000 in 2017, 2016 and 2015, respectively, associated primarily with activities transacted through a TRS. As of December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2014 through 2016.

On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA makes major changes to the Code, including lowering the statutory U.S. federal income tax rate from 35% to 21% effective January 1, 2018. The Company has completed its assessment of the Act and does not believe it will have a material impact on its financial position or results of operations.

The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2017, 2016 and 2015 (unaudited, dollars in thousands):

	2017 Estimate	2016 Actual	2015 Actual
Net income attributable to common stockholders	$876,921	$1,034,002	$742,038
GAAP gain on sale of communities (in excess of) less than tax gain	(85,873)	(195,029)	(20,900)
Depreciation/amortization timing differences on real estate	11,868	(947)	(24,657)
Amortization of debt/mark to market interest	(17,430)	(18,985)	(64,676)
Tax compensation expense less than (in excess of) GAAP	(3,828)	9,821	(1,244)
Casualty and impairment (gain) loss, net	6,250	(657)	(10,542)
Other adjustments	(40,381)	11,533	(12,829)
Taxable net income	$747,527	$839,738	$607,190

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2017, 2016 and 2015 (unaudited):

	2017	2016	2015
Ordinary income	75%	68%	83%
20% capital gain	18%	26%	12%
Unrecaptured §1250 gain	7%	6%	5%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $16,984,000 and $14,008,000 as of December 31, 2017 and 2016, respectively, and related to mortgage notes payable was $4,991,000 and $10,562,000 as of December 31, 2017 and 2016, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $8,299,000 and $6,490,000 as of December 31, 2017 and 2016, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended
	12/31/17	12/31/16	12/31/15
Basic and diluted shares outstanding
Weighted average common shares—basic	137,523,771	136,928,251	133,565,711
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	535,415	525,886	1,019,966
Weighted average common shares—diluted	138,066,686	137,461,637	134,593,177

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$876,921	$1,034,002	$742,038
Net income allocated to unvested restricted shares	(2,463)	(2,610)	(1,774)
Net income attributable to common stockholders, adjusted	$874,458	$1,031,392	$740,264

Weighted average common shares—basic	137,523,771	136,928,251	133,565,711

Earnings per common share—basic	$6.36	$7.53	$5.54

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$876,921	$1,034,002	$742,038
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	42	41	38
Adjusted net income attributable to common stockholders	$876,963	$1,034,043	$742,076

Weighted average common shares—diluted	138,066,686	137,461,637	134,593,177

Earnings per common share—diluted	$6.35	$7.52	$5.51

Dividends per common share	$5.68	$5.40	$5.00

All options to purchase shares of common stock outstanding as of December 31, 2017, 2016 and 2015 are included in the computation of diluted earnings per share.

As discussed under "Recently Issued and Adopted Accounting Standards," as of January 1, 2017, the Company adopted the provisions of ASU 2016-09 using the modified retrospective approach to recognize forfeitures as they occur. Prior to the adoption of this standard, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. This change in accounting principle had no impact on the Company's financial position and no adjustment to retained earnings or the Company's diluted shares outstanding, as prescribed under the modified retrospective approach. Refer to "Change in Accounting Principle" for discussion of the impact to the accompanying Consolidated Statements of Cash Flows.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $2,370,000, $4,183,000 and $3,016,000 during the years ended December 31, 2017, 2016 and 2015, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage as discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the year ended December 31, 2017, the Company recognized an impairment charge of $9,350,000 related to a land parcel the Company had acquired for development in 2004 and sold during 2017. During the year ended December 31, 2016, the Company recognized $10,500,000 of aggregate impairment charges related to three ancillary land parcels for which the Company has either sold or intends to sell. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and is included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income. The Company did not recognize any material impairment charges on its investment in land during the year ended December 31, 2015.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2017, 2016 or 2015.

Casualty Gains and Losses

In February 2017, a fire occurred at the Company's Avalon Maplewood Development Community, located in Maplewood, NJ, which was under construction and not yet occupied. The Company has commenced reconstruction of the damaged and destroyed portions of the community. See Note 7, “Commitments and Contingencies,” for additional discussion of the related casualty loss.

During the year ended December 31, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss and $3,120,000 for demolition and additional incident expenses. The casualty loss was partially offset by $17,143,000 of expected third-party property damage insurance proceeds. The net casualty loss of $2,338,000 for the year ended December 31, 2017 is included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income. During the year ended December 31, 2017, the Company reached a final insurance settlement for the property damage and lost income for the Maplewood casualty loss of $19,696,000, after self-insurance and deductibles, of which the Company recognized $3,495,000 as business interruption insurance proceeds.

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

During the year ended December 31, 2015, the Company received $44,142,000 in insurance proceeds, which were partially offset by casualty charges of $21,844,000 to write off the net book value of the building destroyed by the fire at Edgewater, and $6,760,000 to record demolition and additional incident expenses, resulting in a net casualty gain of $15,538,000. During the year ended December 31, 2016, the Company received the final $29,008,000 of insurance proceeds, of which $8,702,000 was recognized as an additional net casualty gain and $20,306,000 as business interruption insurance proceeds. The Company reported the net casualty gains from each of the respective years as casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income, and reported the business interruption insurance proceeds as a component of rental and other income on the accompanying Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2015, several of the Company's communities in its Northeast markets incurred property and casualty damages from severe winter storms, for which the Company recorded an impairment due to a casualty loss of $4,195,000. During the year ended December 31, 2016, the Company recorded a net casualty gain related to the 2015 severe winter storms of $5,732,000, which is comprised of $8,493,000 in third-party insurance proceeds received, partially offset by incremental costs of $2,761,000. These amounts are included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

A casualty loss may also result in lost operating income from one or more communities that is covered by the Company’s business interruption insurance policies. The Company recognizes income for amounts received under its business interruption insurance policies as a component of rental and other income in the Consolidated Statements of Comprehensive Income. Revenue is recognized upon resolution of all contingencies related to the receipt, typically upon written confirmation by the insurer or receipt of the actual proceeds. The Company recognized $3,498,000, $20,564,000 and $1,509,000 in income related business interruption insurance proceeds for the years ended December 31, 2017, 2016 and 2015, respectively.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had no real estate that qualified as held for sale presentation at December 31, 2017.

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

Recently Issued and Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also simplifies the application of hedge accounting guidance and eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The guidance will be effective in the first quarter of 2019, allows for early adoption, and will be applied prospectively at adoption. The Company will adopt the guidance as of January 1, 2018 and does not believe it will have a material effect on the Company’s financial position or results of operations.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU (i) clarifies the scope of the nonfinancial asset guidance and the derecognition of certain businesses and nonprofit activities, (ii) eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest and (iii) provides guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The new standard allows for either a retrospective or modified retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. See "Revenue and Gain Recognition" above for additional discussion of the impact of adopting the guidance.

In November 2016, the FASB issued ASU 2016-18-Statement of Cash Flows (Topic 230): Restricted Cash, which requires statements of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard requires a retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company adopted the guidance as of October 1, 2017 and it did not have a material effect on the Company’s financial position or results of operations. See discussion of the impact to the Company's Consolidated Statements of Cash Flows under "Change in Accounting Principle."

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, distributions received from equity method investees and separately identifiable cash flows and application of the predominance principle. The new standard requires a retrospective approach. The guidance will be effective in the first quarter of 2018 and allows for early adoption. The Company adopted this guidance as of January 1, 2017. The new standard did not have a material effect on the Company's Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures. The Company adopted this guidance as of January 1, 2017 which did not have a material effect on the Company's financial position, results of operations or earnings per share as discussed in "Earnings per Common Share." Upon adoption of the standard, the Company elected to account for forfeitures when they occur instead of estimating the forfeitures. See discussion of the impact to the Company's Consolidated Statements of Cash Flows under "Change in Accounting Principle."

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until the first quarter of 2018. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances and any taxes collected from customers and subsequently remitted to governmental authorities. The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company's other revenue streams, which are being evaluated under this ASU, include but are not limited to management fees, non-recurring rental and non-rental related income, and gains and losses from real estate dispositions. The Company will adopt the new standard as of January 1, 2018 using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. See "Revenue and Gain Recognition" above for additional discussion of the impact of adopting the guidance.

Change in Accounting Principle

As of January 1, 2017, the Company adopted ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, as discussed under "Recently Issued and Adopted Accounting Standards." The guidance requires payments related to tax withholding for share-based compensation to be presented separately as a financing activity on the Consolidated Statements of Cash Flows, and was adopted retrospectively. The prior period amounts that have been impacted by the new guidance and retrospectively adjusted include (i) an increase in accrued expenses, other liability and accrued interest payable (cash provided by operating activities) and (ii) payments related to tax withholding for share-based compensation (cash used in financing activities), located on the Consolidated Statements of Cash Flows.

As of October 1, 2017, the Company adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, as discussed under "Recently Issued and Adopted Accounting Standards." The guidance requires statements of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and was adopted retrospectively. The prior period amounts that have been impacted by the new guidance and retrospectively adjusted include (i) an increase in cash in operating escrows (cash provided by operating activities), (ii) an increase in cash in deposit escrows (cash provided by investing activities) and (iii) repayments of mortgage notes payable, including prepayment penalties (cash used in financing activities), located on the Consolidated Statements of Cash Flows.

The following tables present the impact of the two changes in accounting principle to the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 (dollars in thousands):

	12/31/2016 (as previously reported)	Impact of ASU 2016-09	Impact of ASU 2016-18	12/31/2016 (as adjusted and currently reported)

Net cash provided by operating activities	1,143,484	8,562	8,226	1,160,272
Net cash used in investing activities	(1,037,352)	—	5,000	(1,032,352)
Net cash used in financing activities	(291,645)	(8,562)	(3,064)	(303,271)

Net decrease in cash, cash equivalents	(185,513)	—	185,513	—
Net decrease in cash, cash equivalents and restricted cash	—	—	(175,351)	(175,351)

Cash, cash equivalents, beginning of period	400,507	—	(400,507)	—
Cash, cash equivalents and restricted cash, beginning of period	—	—	505,328	505,328
Cash, cash equivalents, end of period	$214,994	—	—	—
Cash, cash equivalents and restricted cash, end of period		$—	$114,983	$329,977

	12/31/2015 (as previously reported)	Impact of ASU 2016-09	Impact of ASU 2016-18	12/31/2015 (as adjusted and currently reported)

Net cash provided by operating activities	1,056,754	6,076	11,837	1,074,667
Net cash used in investing activities	(1,199,517)	—	—	(1,199,517)
Net cash provided by (used in) financing activities	33,810	(6,076)	(2,641)	25,093

Net decrease in cash, cash equivalents	(108,953)	—	108,953	—
Net decrease in cash, cash equivalents and restricted cash	—	—	(99,757)	(99,757)

Cash, cash equivalents, beginning of period	509,460	—	(509,460)	—
Cash, cash equivalents and restricted cash, beginning of period	—	—	605,085	605,085
Cash, cash equivalents, end of period	$400,507	—	—	—
Cash, cash equivalents and restricted cash, end of period		$—	$104,821	$505,328

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $64,420,000, $78,872,000 and $79,834,000 for years ended December 31, 2017, 2016 and 2015, respectively.

3. Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the “Term Loans”) and Credit Facility, as defined below, as of December 31, 2017 and 2016 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2017 and 2016, as shown on the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	12/31/17	12/31/16
Fixed rate unsecured notes (1)	$5,350,000	$4,200,000
Variable rate unsecured notes (1)	300,000	—
Term Loans (1)	250,000	300,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	593,987	1,668,496
Variable rate mortgage notes payable—conventional and tax-exempt (2)	910,326	908,262
Total mortgage notes payable and unsecured notes and Term Loans	7,404,313	7,076,758
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,404,313	$7,076,758
_________________________________

(1)
Balances at December 31, 2017 and 2016 exclude $10,850 and $8,930, respectively, of debt discount, and $36,386 and $27,768, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Consolidated Balance Sheets.

(2)
Balances at December 31, 2017 and 2016 exclude $16,351 of debt discount and $1,866 of debt premium, respectively, and $11,256 and $11,046, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2017:

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

•
In October 2017, the Company refinanced the secured borrowing for Archstone Lexington for a principal balance of $21,700,000, with a variable interest rate of LIBOR plus 1.35% and maturity date of October 2020.

•
In November 2017, the Company issued $300,000,000 principal amount of floating rate unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $298,800,000. The notes mature in January 2021 and were issued at three month LIBOR plus 0.43%.

•
In November 2017, the Company issued $450,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $445,271,000. The notes mature in January 2028 and were issued at a 3.20% coupon.

•
In November 2017, the Company repaid its $300,000,000 variable rate unsecured term loan (the "$300 million Term Loan") entered into in March 2014. In conjunction with the repayment, the Company recognized a charge of $1,367,000 for the non-cash write-off of deferred financing costs.

At December 31, 2017, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (2.39% at December 31, 2017), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility and had $47,315,000 and $46,711,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2017 and 2016, respectively.

In the aggregate, secured notes payable mature at various dates from April 2018 through July 2066, and are secured by certain apartment communities (with a net carrying value of $2,293,583,000, excluding communities classified as held for sale, as of December 31, 2017).

As of December 31, 2017, the Company has guaranteed a $100,000,000 secured note payable held by a wholly-owned subsidiary; such secured note payable is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 4.0% and 4.4% at December 31, 2017 and 2016, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax exempt), the Term Loans and its Credit Facility, including the effect of certain financing related fees, was 3.0% and 2.3% at December 31, 2017 and 2016, respectively.

Scheduled payments and maturities of mortgage notes payable and unsecured notes outstanding at December 31, 2017 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2018	7,258	76,663	—	N/A
2019	4,696	114,721	—	N/A
2020	3,624	140,429	250,000	6.100%
			400,000	3.625%
2021	3,551	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	3,795	—	450,000	2.950%
			100,000	LIBOR + .90%
2023	4,040	—	350,000	4.200%
			250,000	2.850%
2024	4,310	—	300,000	3.500%
			150,000	LIBOR + 1.50%
2025	4,585	84,835	525,000	3.450%
			300,000	3.500%
2026	4,894	—	475,000	2.950%
			300,000	2.900%
2027	3,083	185,100	400,000	3.350%
Thereafter	148,468	682,417	350,000	3.900%
			300,000	4.150%
			450,000	3.200%
	$192,304	$1,312,009	$5,900,000

The Company's unsecured notes are redeemable at the Company's option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 20 and 45 basis points depending on the specific series of unsecured notes, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued, the Company's Credit Facility agreement and the Company's Term Loan agreement contain limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2017.

4. Equity

As of December 31, 2017 and 2016, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2017, the Company:

i.	issued 42,123 shares of common stock in connection with stock options exercised;

ii.	issued 3,058 common shares through the Company's dividend reinvestment plan;

iii.	issued 201,824 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 568,424 shares under CEP IV as discussed below;

v.	withheld 60,319 common shares to satisfy employees' tax withholding and other liabilities;

vi.	issued 11,528 shares through the Employee Stock Purchase Plan; and

vii.	canceled 3,388 shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the year ended December 31, 2017 is not reflected on the accompanying Consolidated Balance Sheet as of December 31, 2017, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program (“CEP IV”) under which the Company may sell (and/or enter into forward agreements for) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of December 31, 2017, there are no outstanding forward sales agreements. In 2017, the Company sold 568,424 shares at an average sales price of $188.39 per share, for net proceeds of $105,478,000. As of December 31, 2017, the Company had $892,915,000 of shares remaining authorized for issuance under this program.

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

As of December 31, 2017, the Company had investments in the following real estate entities:

•
AvalonBay Value Added Fund II, L.P. (“Fund II”)—In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operates communities in the Company's markets. Fund II served as the exclusive vehicle through which the Company acquired investment interests in apartment communities, subject to certain exceptions, through the close of its investment period in August 2011. During 2017, Fund II sold its final three communities, and the Company expects to complete the dissolution of Fund II in 2018. Fund II has six institutional investors, including the Company. One of the Company's wholly owned subsidiaries is the general partner of Fund II and at December 31, 2017, and the Company has an equity investment of $2,576,000 (net of distributions), representing a 31.3% combined general partner and limited partner equity interest.

During 2017, Fund II sold its final three communities containing an aggregate of 1,366 apartment homes:

•	Eaves Gaithersburg, located in Gaithersburg, MD, for $117,000,000,

•	Briarwood Apartments, located in Owings Mills, MD, for $64,750,000, and

•	Avalon Watchung, located in Watchung, NJ, for $90,300,000.

The Company's proportionate share of the gain in accordance with GAAP for the three dispositions was $26,322,000. In conjunction with the disposition of these communities during 2017, Fund II repaid the remaining $127,179,000 of related secured indebtedness at par in advance of the scheduled maturity dates.

The Company has an equity interest of 31.3% in Fund II, and upon achievement of a threshold return the Company has a right to incentive distributions for its promoted interest based on current returns earned by Fund II which currently represents 40.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 60.0% of distributions. During the year ended December 31, 2017, the Company recognized income of $26,742,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

•
Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. The U.S. Fund has six institutional investors, including the Company. The Company is the general partner of the U.S. Fund and, at December 31, 2017 excluding costs incurred in excess of equity in the underlying net assets of the U.S. Fund, the Company has an equity investment of $39,896,000 (net of distributions), representing a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition.

During 2017, the U.S. Fund sold Eaves Sunnyvale, located in Sunnyvale, CA, containing 192 apartment homes for $107,000,000. The Company's proportionate share of the gain in accordance with GAAP was $13,788,000. In conjunction with the disposition of this community, the U.S. Fund repaid $32,542,000 of related secured indebtedness in advance of its scheduled maturity date. This resulted in a charge for a prepayment penalty and the write-off of deferred financing costs, of which the Company’s portion was $406,000, which is reported as a reduction of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

Subsidiaries of the U.S. Fund have six loans secured by individual assets with aggregate amounts outstanding of $237,469,000, with maturity dates that vary from February 2019 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the U.S. Fund, nor does the Company have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
Multifamily Partners AC JV LP (the “AC JV”)—The AC JV is a joint venture that was formed in 2011 and has four institutional investors, including the Company. Excluding costs incurred in excess of equity in the underlying net assets of the AC JV, at December 31, 2017 the Company has an equity investment of $49,492,000 (net of distributions), representing a 20.0% equity interest. The Company acquired its interest in the AC JV as part of the Archstone Acquisition.

The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The ROFO restriction expires in 2019.

As of December 31, 2017, subsidiaries of the AC JV have eight unsecured loans outstanding in the aggregate of $162,300,000 which mature in August 2021, and which were made by the equity investors in the venture, including the Company, in proportion to the investors' respective equity ownership interest. The unsecured loans are payable by the subsidiaries of the AC JV with operating cash flow from the venture. The Company has not guaranteed the debt of the AC JV, nor does the Company have any obligation to fund this debt should the AC JV be unable to do so.

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

During 2015, the Company received $20,680,000 from the joint venture partner associated with MVP I, LLC, upon agreement with the partner to modify the joint venture agreement to eliminate the Company's promoted interest from associated distributions for future return calculations. Before this modification to the joint venture agreement, the Company had the right to 45.0% of distributions after achievement of a threshold return, which was achieved in 2015, up to the date the joint venture agreement was modified during 2015. Subsequent to the modification, earnings and distributions are based on the Company's 25.0% equity interest in the venture.

•
Brandywine Apartments of Maryland, LLC (“Brandywine”)—Brandywine owns a 305 apartment home community located in Washington, D.C. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. The Company holds a 28.7% equity interest in Brandywine.

Brandywine has an outstanding $22,760,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

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

•
Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2017, 2016 and 2015, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which the Company's portion was $2,000,000, $1,960,000 and $14,410,000, respectively. At December 31, 2017, the remaining preferred interests had an aggregate liquidation value of $37,579,000, the Company's share of which is included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

•
Sudbury Development, LLC—During 2015, the Company entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. The Company has a 60.0% ownership interest in the venture. The venture is considered a VIE, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the joint venture as approval from both parties is required for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure of the partnership, acquisitions or dispositions by the venture and decisions about the pre-development and related activities to be performed by the venture. During the year ended December 31, 2017, the Company and its venture partner each acquired their respective portion of the real estate held by the venture, with the Company's portion consisting of a parcel of land acquired for an investment of $19,200,000. The Company and its venture partner retained continuing involvement with the venture to fund the completion of the planned infrastructure and site work. At December 31, 2017, the Company has recorded an obligation of $4,340,000, representing the Company's share of costs for the venture to complete this work.

•
North Point II JV, LP—During 2016, the Company entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which is currently under construction and expected to contain 265 apartment homes upon completion. The Company owns a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest. The venture is considered to be a VIE, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the venture. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, the original capital budget and any changes to the budget to construct AVA North Point and the future operating budget for the community upon completion. AVA North Point is the third phase of a master planned development, the other phases of which are owned through the AC JV. During 2016, the Company provided the partners of the AC JV the opportunity to acquire the AVA North Point land parcel owned by the Company as required in the ROFO provisions for the AC JV. After certain partners of the AC JV declined to participate, the Company entered into the new joint venture and sold the land parcel to the venture in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. Upon sale of the land parcel, the Company recognized a gain of $10,621,000 during the year ended December 31, 2016, included in (loss) gain on other real estate transactions on the accompanying Consolidated Statements of Comprehensive Income. At December 31, 2017, excluding costs incurred in excess of equity in the underlying net assets of North Point II JV, LP, the Company has an equity investment of $36,370,000.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with development joint ventures, the Residual JV and Legacy JV (dollars in thousands):

	12/31/17	12/31/16
Assets:
Real estate, net	$695,077	$954,493
Other assets	39,976	49,519
Total assets	$735,053	$1,004,012
Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$523,815	$689,573
Other liabilities	10,540	16,537
Partners' capital	200,698	297,902
Total liabilities and partners' capital	$735,053	$1,004,012

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented, excluding amounts associated with development joint ventures, Avalon Clarendon, the Residual JV and Legacy JV (dollars in thousands):

	For the year ended
	12/31/17	12/31/16	12/31/15
Rental and other income	$101,615	$131,901	$173,578
Operating and other expenses	(38,566)	(50,945)	(67,962)
Gain on sale of communities	136,333	196,749	98,899
Interest expense, net (1)	(27,104)	(45,886)	(45,517)
Depreciation expense	(25,914)	(34,471)	(45,324)
Net income	$146,364	$197,348	$113,674
_________________________________

(1)	Amounts for the years ended December 31, 2017, 2016 and 2015 includes charges for prepayment penalties and write-offs of deferred financing costs of $1,591, $12,659 and $4,481, respectively.

In conjunction with the formation of Fund II and AVA North Point, and the acquisition of the U.S. Fund, AC JV and Brandywine, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $35,402,000 and $38,015,000 at December 31, 2017 and 2016, respectively, of the respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a summary of the Company's equity in income of unconsolidated real estate entities for the years presented (dollars in thousands):

	For the year ended
	12/31/17	12/31/16	12/31/15
Fund I (1)	$—	$87	$871
Fund II (2)	53,961	49,882	32,211
U.S. Fund (3)	14,773	15,635	2,052
AC JV	1,388	1,445	511
MVP I, LLC (4)	1,833	1,627	22,453
Brandywine	106	10	(1,474)
CVP I, LLC (5)	—	9	1,812
Residual JV	(1,223)	(1,374)	11,582
Avalon Clarendon (6)	—	(2,359)	—
North Point II JV, LP	(122)	—	—
Sudbury Development, LLC	28	—	—
Total	$70,744	$64,962	$70,018
_________________________________

(1)	The Company's equity in income for this entity represents its residual profits from the sale of the community, or liquidation of the venture.

(2)
Equity in income for the years ended December 31, 2017, 2016 and 2015 includes the Company's proportionate share of the gain on the sale of Fund II assets of $26,322, $41,501, and $29,726 respectively. In addition, equity in income for the years ended December 31, 2017 and 2016 include $26,742 and $7,985, respectively, relating to the Company's recognition of its promoted interest.

(3)	Equity in income for the years ended December 31, 2017 and 2016 include the Company's proportionate share of the gain on the sale of U.S. Fund assets of $13,788 and $16,568, respectively.

(4)
Equity in income for the year ended December 31, 2015 includes $21,340 relating to the Company's recognition of its promoted interest, of which $20,680 was from the joint venture partner upon agreement to modify the joint venture agreement to eliminate the Company's promoted interest from associated distribution for future return calculations.

(5)	Equity in income for the year ended December 31, 2015 includes $1,289 relating to the Company's recognition of its promoted interest.

(6)
In 2016, the Company and its venture partner established separate legal ownership of Avalon Clarendon, after which the Company reported the operating results of Avalon Clarendon as part of its consolidated operations.

Investments in Consolidated Real Estate Entities

During the year ended December 31, 2017, the Company acquired three consolidated communities:

•	The Lodge Denver West, located in Lakewood, CO, contains 252 apartment homes and was acquired for a purchase price of $76,750,000.

•	Avalon Dunn Loring, located in Vienna, VA, contains 440 apartment homes and 27,000 square feet of retail space and was acquired for a purchase price of $151,000,000.

•	850 Boca, located in Boca Raton, FL, contains 370 apartment homes and was acquired for a purchase price of $138,000,000.

The Company accounted for these as asset acquisitions and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred.

Expensed transaction costs associated with the acquisitions made by the Company in 2016 and 2015, all of which were accounted for as business combinations prior to the adoption of ASU 2017-01 on October 1, 2016, totaled $5,139,000 and $3,806,000, respectively. These amounts are reported as a component of expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. To the extent the Company received amounts related to acquired communities for periods prior to their acquisition, the Company reported these receipts, net with expensed acquisition costs.

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

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that will contain rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture and will have all of the rights and obligations associated with the rental apartments, and the venture partner owns the remaining 30.0% interest and will have all of the rights and obligations associated with the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and is providing a loan to the venture partner for the venture partner's share of costs. As of December 31, 2017, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the for-sale residential condominium units under construction in the amount of $44,831,000 for outstanding principal and interest, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. The loan will be repaid by the venture partner with the proceeds the partner receives from the sales of the residential condominium units which are expected to occur during 2018. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas, which are included in total real estate, net on the accompanying Consolidated Balance Sheets.

6. Real Estate Disposition Activities

During 2017, the Company sold six wholly-owned operating communities, containing an aggregate of 1,624 apartment homes for an aggregate sales price of $475,500,000 and an aggregate gain of $251,163,000. In addition during 2017, the Company sold other real estate, including three undeveloped land parcels, one of which the Company recorded an impairment during 2017 as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” for an aggregate sales price of $39,154,000, resulting in an aggregate gain of $1,682,000.

Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds
Avalon Pines (1)	Coram, NY	Q117	450	$—	$140,000	$138,689
AVA University District	Seattle, WA	Q217	283	—	112,500	108,511
Avalon Danbury	Danbury, CT	Q317	234	—	52,000	51,000
Avalon Run East	Lawrenceville, NJ	Q417	312	—	87,500	85,033
Avalon Huntington	Shelton, CT	Q417	99	—	33,000	32,173
Avalon Milford	Milford, CT	Q417	246	—	50,500	49,161
Other real estate dispositions (2)	multiple	Q1-Q417	N/A	—	39,154	38,472

Total of 2017 asset sales			1,624	$—	$514,654	$503,039

Total of 2016 asset sales			2,051	$—	$564,028	$532,717

Total of 2015 asset sales			851	$—	$289,320	$282,163
_________________________________

(1)	Includes the sale of the adjacent golf course.

(2)
Primarily composed of the sale of two undeveloped land parcels, located in Newcastle, WA, that are adjacent to a completed Development Community, 421-a tax certificates representing the right to qualify for certain property tax exemptions in New York City and one undeveloped land parcel, located in Vienna, VA.

As of December 31, 2017, the Company had no real estate assets that qualified as held for sale.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2017, the Company does not have any employment agreements with executive officers.

The standard restricted stock and option agreements used by the Company in its compensation program provide that upon an employee's termination without cause or the employee's Retirement (as defined in the agreement), all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months or until the fifth anniversary of the grant date, if later, or until the option expiration date, if earlier, to exercise any options then held. Under the agreements, Retirement generally means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee's age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of his intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.

The Company also has an Officer Severance Program (the “Program”). Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or chooses to terminate his or her employment for good reason (as defined), in either case within 18 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one times for vice presidents and senior vice presidents, two times for executive vice presidents and three times for the chief executive officer. The officer's restricted stock and options would also vest. Costs related to the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Legal Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the years ended December 31, 2017 and 2016, the Company recognized $6,118,000 and $417,000 in legal recoveries. There were no material receipts during the year ended December 31, 2015, excluding amounts for the Residual JV. Amounts recognized during the year ended December 31, 2017 include $5,438,000 in legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition, reported as a component of casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

Maplewood Casualty Loss

In February 2017, a fire occurred at the Company's Avalon Maplewood Development Community, located in Maplewood, NJ, which was under construction and not yet occupied. The Company believes that liabilities to third parties resulting from the fire will not be material and will, in any event, be substantially covered by insurance subject to a deductible. The Company has commenced reconstruction of the damaged and destroyed portions of the community. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for further discussion of the casualty gains and losses associated with the Maplewood casualty loss.

Edgewater Casualty Loss

In conjunction with legal matters associated with the Edgewater casualty loss, the Company has established protocols for processing claims from third parties who suffered losses as a result of the fire, and many third parties have contacted the Company's insurance carrier and settled their claims. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for further discussion of the casualty gains and losses associated with the Edgewater casualty loss.

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted, which total approximately $6,900,000. To date, this claims adjuster has issued awards of behalf of three units and it is expected that the remaining awards should be determined and issued within the next two months. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 18 of the 19 lawsuits representing approximately 143 individual plaintiffs filed in the Superior Court of New Jersey Bergen County - Law Division were previously scheduled for trial on January 2, 2018. In advance of this date, the Company was able to resolve all of these claims in principle which included approximately 50 units. The Company previously resolved litigated claims with another 10 units. There is currently one remaining lawsuit which was recently filed in the Superior Court of New Jersey Bergen County - Law Division on behalf of one apartment unit. The Company believes it has meritorious defenses to the extent of damages claimed in that suit. There are also seven subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, one is pending in the Superior Court of New Jersey, Bergen County - Law Division, one has been amicably resolved in principle and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

Lease Obligations

The Company owns 13 apartment communities, one under development and two commercial properties, located on land subject to land leases expiring between October 2026 and March 2142. The ground leases for 13 apartment communities, of which two represent dual-branded communities with one underlying land lease, and the two commercial properties, are accounted for as operating leases recognizing rental expense on a straight-line basis over the lease term. These leases have varying escalation terms, primarily based on variables determined at future dates such as changes in the Consumer Price Index, and five of these leases have purchase options exercisable through 2095. The Company incurred costs of $23,431,000, $23,343,000 and $21,295,000 in the years ended December 31, 2017, 2016 and 2015, respectively, related to operating leases. One apartment community is located on land subject to a land lease which is accounted for as a capital lease and has the option for the Company to purchase the land at some point during the lease term which expires in 2046. In addition, the Company is party to a lease for a portion of the parking garage adjacent to a lease-up community, accounted for as a capital lease and subject to the Company's real estate accounting policies discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies.” The Company has a total lease obligation of $20,118,000 reported as a component of accrued expenses and other liabilities. In addition, the Company is party to 14 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases.

During the year ended December 31, 2017, the Company acquired the land encumbered by the ground lease for Avalon Morningside Park for $95,000,000, recognizing a non-cash write-off of prepaid rent of $11,153,000 associated with the ground lease termination, reported as a component of (loss) gain on other real estate transactions on the accompanying Consolidated Statements of Comprehensive Income. Also during the year ended December 31, 2017, the Company exercised its purchase option under a capital lease, acquiring the land encumbered by the ground lease for Avalon at Assembly Row and AVA Somerville for $17,285,000.

The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2018	2019	2020	2021	2022	Thereafter
Operating Lease Obligations	$21,051	$21,064	$18,781	$20,162	$20,057	$1,052,808
Capital Lease Obligations (1) (2)	1,073	1,075	1,077	1,080	1,082	43,976
	$22,124	$22,139	$19,858	$21,242	$21,139	$1,096,784
_________________________________

(1)
Aggregate capital lease payments include $25,961 in interest costs, with the timing of certain lease payments for capital land leases determined by completion of the construction of the associated apartment community.

(2)
Capital lease assets of $19,737 and $39,015 as of December 31, 2017 and 2016, respectively, are included as a component of land and improvements or building and improvements on the accompanying Consolidated Balance Sheets.

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

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year. The Established Communities for the year ended December 31, 2017, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2016, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other consolidated completed communities that have stabilized occupancy, as defined above. Other Stabilized Communities do not include communities that are conducting or planning to conduct substantial redevelopment activities within the current year.

•
Development/Redevelopment Communities consists of consolidated communities that are under construction and have not received a certificate of occupancy for the entire community, and where substantial redevelopment is in progress or is planned to begin during the current year and communities under lease-up that had not reached stabilized occupancy, as defined above, as of January 1, 2017.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment loss (gain), net, gain on sale of communities, loss (gain) on other real estate transactions and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

	For the year ended
	12/31/17	12/31/16	12/31/15
Net income	$876,660	$1,033,708	$741,733
Indirect operating expenses, net of corporate income	65,398	61,403	56,973
Investments and investment management expense	5,936	4,822	4,370
Expensed acquisition, development and other pursuit costs, net of recoveries	2,736	9,922	6,822
Interest expense, net	199,661	187,510	175,615
Loss (gain) on extinguishment of debt, net	25,472	7,075	(26,736)
General and administrative expense	50,673	45,771	42,774
Equity in income of unconsolidated real estate entities	(70,744)	(64,962)	(70,018)
Depreciation expense	584,150	531,434	477,923
Income tax expense	141	305	1,483
Casualty and impairment loss (gain), net	6,250	(3,935)	(10,542)
Gain on sale of communities	(252,599)	(374,623)	(115,625)
Loss (gain) on other real estate transactions	10,907	(10,224)	(9,647)
Net operating income from real estate assets sold or held for sale	(14,573)	(44,263)	(59,383)
Net operating income	$1,490,068	$1,383,943	$1,215,742

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended
	12/31/2017	12/31/2016	12/31/2015

Rental income from real estate assets sold or held for sale	$23,457	$70,273	$96,297
Operating expenses from real estate assets sold or held for sale	(8,884)	(26,010)	(36,914)
Net operating income from real estate assets sold or held for sale	$14,573	$44,263	$59,383

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI the years ended December 31, 2017, 2016 and 2015 has been adjusted to exclude the real estate assets that were sold from January 1, 2015 through December 31, 2017, or otherwise qualify as held for sale as of December 31, 2017, as described in Note 6, “Real Estate Disposition Activities.” Segment information for gross real estate as of December 31, 2017, 2016 and 2015 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to their respective balance sheet dates.

	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the year ended December 31, 2017
Established
New England	$233,091	$150,253	2.1%	$1,852,676
Metro NY/NJ	362,273	247,720	2.1%	3,069,690
Mid-Atlantic	221,064	153,750	1.5%	2,056,066
Pacific Northwest	84,189	61,527	6.3%	738,532
Northern California	336,767	257,673	1.6%	2,830,963
Southern California	337,876	241,549	3.9%	3,017,836
Total Established (2)	1,575,260	1,112,472	2.5%	13,565,763

Other Stabilized	278,868	196,733	N/A	3,189,393
Development / Redevelopment (3)	276,896	180,863	N/A	5,015,094
Land Held for Future Development	N/A	N/A	N/A	68,364
Non-allocated (4)	4,147	N/A	N/A	97,322
Total	$2,135,171	$1,490,068	7.7%	$21,935,936

For the year ended December 31, 2016
Established
New England	$226,727	$145,671	4.8%	$1,888,524
Metro NY/NJ	359,373	245,654	1.2%	3,212,220
Mid-Atlantic	233,711	162,243	1.3%	2,339,395
Pacific Northwest	72,475	52,434	7.4%	737,289
Northern California	319,121	244,458	7.0%	2,661,258
Southern California	291,567	207,537	9.1%	2,672,691
Total Established (2)	1,502,974	1,057,997	4.8%	13,511,377

Other Stabilized (5)	232,977	165,130	N/A	2,330,503
Development / Redevelopment	233,432	160,816	N/A	4,755,315
Land Held for Future Development	N/A	N/A	N/A	84,293
Non-allocated (4)	5,599	N/A	N/A	74,292
Total	$1,974,982	$1,383,943	13.8%	$20,755,780

For the year ended December 31, 2015
Established
New England	$170,287	$107,189	3.0%	$1,460,746
Metro NY/NJ	342,768	244,280	3.6%	3,152,361
Mid-Atlantic	209,012	145,497	0.2%	2,177,823
Pacific Northwest	67,900	48,833	8.5%	721,040
Northern California	273,432	210,226	11.9%	2,414,184
Southern California	252,530	173,919	9.4%	2,465,432
Total Established (2)	1,315,929	929,944	6.0%	12,391,586

Other Stabilized	211,633	140,167	N/A	2,040,269
Development / Redevelopment	222,222	145,631	N/A	4,238,967
Land Held for Future Development	N/A	N/A	N/A	484,377
Non-allocated (4)	9,947	N/A	N/A	73,372
Total	$1,759,731	$1,215,742	13.0%	$19,228,571
_________________________________

(1)	Does not include gross real estate assets held for sale of $20,846 and $39,528 as of December 31, 2016 and 2015, respectively.

(2)	Gross real estate for the Company's Established Communities includes capitalized additions of approximately $78,241, $85,676 and $74,982 in 2017, 2016 and 2015, respectively.

(3)	Total revenue and NOI for the year ended December 31, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

(4)	Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

(5)	Total revenue and NOI for the year ended December 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

9. Stock-Based Compensation Plans

The Company's Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2017, the Company has 7,994,292 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's 1994 Stock Option and Incentive Plan (the “1994 Plan”) on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. The 2009 Plan will expire on May 15, 2027.

Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2014	340,062	$122.67	272,402	$104.96
Exercised	(90,884)	124.01	(190,207)	105.70
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2015	249,178	$122.17	82,195	$103.27
Exercised	(71,845)	117.04	(59,654)	112.85
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2016	177,333	$124.25	22,541	$77.91
Exercised	(27,360)	110.47	(14,763)	93.35
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2017 (1)	149,973	$126.77	7,778	$48.60
Options Exercisable:
December 31, 2015	188,081	$119.98	82,195	$103.27
December 31, 2016	177,333	$124.25	22,541	$77.91
December 31, 2017	149,973	$126.77	7,778	$48.60
_________________________________

(1)	All options outstanding are exercisable as of December 31, 2017.

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2017:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
5,158	$70.00	-	$79.99	2.1
15,762	$110.00	-	$119.99	3.1
29,862	$120.00	-	$129.99	5.2
99,191	$130.00	-	$139.99	4.6
149,973

1994 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
7,778	$40.00	-	$49.99	1.1

Options outstanding and exercisable under the 2009 and 1994 Plans at December 31, 2017 had an intrinsic value of $7,745,000 and $1,010,000, respectively. Options exercisable under the 2009 and 1994 Plans had a weighted average contractual life of 4.6 years and 1.1 years, respectively. The intrinsic value of options exercised during 2017, 2016 and 2015 was $3,592,000, $9,187,000 and $18,080,000, respectively. There were no stock options granted in 2017, 2016 and 2015.

The Company has a compensation framework under which share-based compensation granted is composed of annual restricted stock awards for which one third of the award vests annually over a three year period, and multi-year long term incentive performance awards. Under the Company's multi-year long term incentive compensation framework, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. Performance awards granted in 2017 or earlier are earned in the form of time-vesting restricted stock following the end of the three-year performance period, provided that the predetermined goals have been achieved. Under the single-year long term incentive framework, awards are granted in the form of time-vesting restricted stock. For both the earned performance awards and time-vesting restricted stock, the recipient may elect to receive up to 25% of the award value in the form of stock options, for which one third of the award vests annually over a three year period.

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

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2014	239,902	$95.20
Granted (1)	85,636	148.49
Change in awards based on performance (2)	14,697	78.50
Converted to restricted stock	(95,826)	78.50
Forfeited	(6,143)	110.34
Outstanding at December 31, 2015	238,266	$119.65
Granted (3)	94,054	141.92
Change in awards based on performance (2)	36,091	101.52
Converted to restricted stock	(115,618)	94.67
Forfeited	(1,630)	141.98
Outstanding at December 31, 2016	251,163	$136.74
Granted (4)	81,708	176.59
Change in awards based on performance (2)	49,323	119.26
Converted to restricted stock	(128,482)	118.75
Forfeited	(1,942)	159.39
Outstanding at December 31, 2017	251,770	$155.25

_________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 55,162 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 30,474 performance awards.

(2)	Represents the change in the number of performance awards earned based on performance achievement for the performance period.

(3)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 61,039 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 33,015 performance awards.

(4)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 49,374 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,334 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2017	2016	2015
Dividend yield	3.2%	3.3%	3.0%
Estimated volatility over the life of the plan (1)	15.3% - 19.7%	15.2% - 22.8%	12.0% - 17.3%
Risk free rate	0.69% - 1.61%	0.44% - 0.88%	0.07% - 1.09%
Estimated performance award value based on total shareholder return measure	$175.86	$131.24	$139.18
_________________________________

(1)	Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement is determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $179.07, $161.66 and $166.23, for the years ended December 31, 2017, 2016 and 2015, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2014	179,307	$129.06	10,933
Granted - restricted stock shares	61,953	173.04	95,826
Vested - restricted stock shares	(91,847)	130.75	(8,412)
Forfeited	(1,529)	151.86	—
Outstanding at December 31, 2015	147,884	$146.21	98,347
Granted - restricted stock shares	81,400	162.38	115,618
Vested - restricted stock shares	(88,712)	141.38	(36,872)
Forfeited	(3,867)	162.43	(395)
Outstanding at December 31, 2016	136,705	$158.51	176,698
Granted - restricted stock shares	73,342	179.58	128,482
Vested - restricted stock shares	(73,683)	153.86	(70,595)
Forfeited	(2,731)	173.42	(657)
Outstanding at December 31, 2017	133,633	$172.33	233,928

Total employee stock-based compensation cost recognized in income was $17,085,000, $14,666,000 and $14,703,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and total capitalized stock-based compensation cost was $9,474,000, $9,266,000 and $9,667,000 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was a total unrecognized compensation cost of $26,305,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 3.6 years.

As of January 1, 2017 the Company adopted the provisions of ASU 2016-09, electing to account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. The actual forfeiture rate for the year ended December 31, 2017 was 0.7%. The application of estimated forfeitures did not materially impact compensation expense for the years ended December 31, 2016 and 2015.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 681,284 shares remaining available for issuance under the ESPP. Full-time employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable election period, they have been employed by the Company for at least one month. All other employees of the Company are eligible to participate provided that, as of the applicable election period, they have been employed by the Company for 12 months. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 11,528, 11,348 and 10,667 shares and recognized compensation expense of $418,000, $289,000 and $321,000 under the ESPP for the years ended December 31, 2017, 2016 and 2015, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $4,147,000, $5,599,000 and $9,947,000 in the years ended December 31, 2017, 2016 and 2015, respectively. These fees are recognized on an accrual basis when earned in accordance with the accounting guidance applicable to revenue recognition, and are included in management, development and other fees on the accompanying Consolidated Statements of Comprehensive Income. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,449,000 and $5,239,000 as of December 31, 2017 and 2016, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $135,000 and (ii) a cash payment of $80,000, payable in equal quarterly installments of $20,000. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the Lead Independent Director receives in the aggregate an additional annual fee of $30,000 payable in equal quarterly installments of $7,500, non-employee directors serving as the chairperson of the Audit or Compensation Committees receive additional cash compensation of $20,000 per year payable in equal quarterly installments of $5,000, and the Nominating and Corporate Governance and Investment and Finance Committee chairpersons receive an additional annual fee of $15,000 payable in equal quarterly installments of $3,750.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $1,524,000, $1,216,000 and $1,135,000 for the years ended December 31, 2017, 2016 and 2015, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $525,000, $531,000 and $488,000 on December 31, 2017, 2016 and 2015, respectively.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Company recognized a gain of $753,000 for hedge ineffectiveness for the year ended December 31, 2017, included as a component of interest expense, net on the accompanying Consolidated Statements of Comprehensive Income. Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period.

The following table summarizes the consolidated derivative positions at December 31, 2017 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$689,059	$35,039	$300,000
Weighted average interest rate (1)	3.3%	3.5%	N/A
Weighted average swapped/capped interest rate	6.5%	5.9%	2.4%
Earliest maturity date	August 2018	April 2019	May 2018
Latest maturity date	September 2022	April 2019	May 2018
_________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

In 2017, the Company entered into $300,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2018. As of December 31, 2017, the Company has $300,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

In addition, during 2017, the Company settled an aggregate of $800,000,000 of forward interest rate swap agreements, receiving net aggregate payments of $391,000. which consisted of the following activity:

•
in conjunction with the refinancing of three secured borrowings in May 2017, in April 2017, the Company settled $185,100,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the secured notes, making a payment of $2,326,000;

•
in conjunction with the Company's May 2017 unsecured note issuance, the Company settled $400,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $1,361,000; and

•
in conjunction with the Company's June 2017 unsecured note issuance, the Company settled $214,900,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $4,078,000.

The Company has deferred $376,000, the effective portion of the fair value change of these swaps, in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the 10 year period of interest payments hedged.

The Company had seven derivatives designated as cash flow hedges and 14 derivatives not designated as hedges at December 31, 2017. Fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2017 and 2016, were not material. During 2017, the Company deferred $13,979,000 of losses for cash flow hedges reported as a component of other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the year ended
	12/31/17	12/31/16	12/31/15
Cash flow hedge losses reclassified to earnings	$7,070	$6,433	$5,774

The Company anticipates reclassifying approximately $7,012,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2017 and 2016.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2017
Non Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	2,270	—	2,270	—
Interest Rate Swaps - Liabilities	(1,171)	—	(1,171)	—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,338)	(1,338)	—	—
Indebtedness
Unsecured notes	(5,446,604)	(5,446,604)	—	—
Secured notes payable and unsecured term loans	(1,849,851)	—	(1,849,851)	—
Total	$(7,299,937)	$(5,447,942)	$(1,848,750)	$(3,245)

	12/31/2016
Non Designated Hedges
Interest Rate Caps	$79	$—	$79	$—
Cash Flow Hedges
Interest Rate Caps	2	—	2	—
Interest Rate Swaps	14,775	—	14,775	—
Puts	(6,002)	—	—	(6,002)
DownREIT units	(1,329)	(1,329)	—	—
Indebtedness
Unsecured notes	(4,218,627)	(4,218,627)	—	—
Secured notes payable and unsecured term loans	(2,744,462)	—	(2,744,462)	—
Total	$(6,955,564)	$(4,219,956)	$(2,729,606)	$(6,002)

12. Quarterly Financial Information

The following summary represents the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	For the three months ended (1)
	3/31/17	6/30/17	9/30/17	12/31/17
Total revenue	$522,326	$530,512	$550,500	$555,292
Net income	$235,781	$165,194	$238,199	$237,486
Net income attributable to common stockholders	$235,875	$165,225	$238,248	$237,573
Net income per common share - basic	$1.72	$1.20	$1.73	$1.72
Net income per common share - diluted	$1.72	$1.20	$1.72	$1.72

	For the three months ended (1)
	3/31/16	6/30/16	9/30/16	12/31/16
Total revenue	$508,498	$502,307	$516,211	$518,240
Net income	$237,877	$197,319	$356,329	$242,183
Net income attributable to common stockholders	$237,931	$197,444	$356,392	$242,235
Net income per common share - basic	$1.73	$1.44	$2.60	$1.76
Net income per common share - diluted	$1.73	$1.44	$2.59	$1.76
_________________________________

(1)	Amounts may not equal full year results due to rounding.

13. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January and February 2018, the Company acquired four parcels of land for development for an aggregate investment of $76,758,000.

In February 2018, the Company repaid $15,174,000 of 6.60% fixed rate debt secured by Avalon Oaks West in advance of its maturity date, incurring a prepayment penalty of $152,000.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$10,093	$2,124	$22,660	$24,784	$14,080	$10,704	$11,290	$—	1994
Avalon Oaks	Wilmington, MA	204	2,129	17,567	5,488	2,129	23,055	25,184	13,755	11,429	12,153	—	1999
Eaves Quincy	Quincy, MA	245	1,743	14,662	10,184	1,743	24,846	26,589	14,456	12,133	12,799	—	1986/1995
Avalon Oaks West	Wilmington, MA	120	3,318	13,465	1,224	3,318	14,689	18,007	8,054	9,953	10,442	15,213	2002
Avalon Orchards	Marlborough, MA	156	2,983	17,970	2,702	2,983	20,672	23,655	11,463	12,192	12,865	15,579	2002
Avalon at Newton Highlands	Newton, MA	294	11,039	45,547	5,196	11,039	50,743	61,782	25,369	36,413	37,670	—	2003
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	721	6,876	31,122	37,998	11,155	26,843	27,716	—	2004
Eaves Peabody	Peabody, MA	286	4,645	18,919	13,420	4,645	32,339	36,984	13,190	23,794	24,329	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	1,457	4,258	22,008	26,266	8,923	17,343	17,570	—	2006
Avalon at Lexington Hills	Lexington, MA	387	8,691	79,121	4,158	8,691	83,279	91,970	28,415	63,555	66,241	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	3,504	13,124	52,199	65,323	17,459	47,864	49,275	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	2,412	12,218	44,068	56,286	13,882	42,404	43,641	—	2009
Avalon Sharon	Sharon, MA	156	4,719	25,478	892	4,719	26,370	31,089	8,759	22,330	22,960	—	2008
Avalon Northborough	Northborough, MA	382	8,144	52,184	1,691	8,144	53,875	62,019	14,899	47,120	48,460	—	2009
Avalon Blue Hills	Randolph, MA	276	11,110	34,580	1,549	11,110	36,129	47,239	10,781	36,458	37,314	—	2009
Avalon Cohasset	Cohasset, MA	220	8,802	46,166	259	8,802	46,425	55,227	9,890	45,337	46,935	—	2012
Avalon Andover	Andover, MA	115	4,276	21,871	210	4,276	22,081	26,357	4,527	21,830	22,625	13,498	2012
Avalon Exeter (1)	Boston, MA	187	16,313	110,028	214	16,313	110,242	126,555	13,672	112,883	116,744	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	34	15,645	64,879	80,524	10,430	70,094	72,419	48,870	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,494	26	8,599	52,520	61,119	6,780	54,339	56,030	—	2015
AVA Somerville	Somerville, MA	250	10,945	56,470	12	10,945	56,482	67,427	6,208	61,219	63,066	—	2015
Avalon Prudential Center I (2)	Boston, MA	243	8,002	32,370	38,384	8,002	70,754	78,756	28,947	49,809	47,586	—	1968/1998
Eaves Burlington	Burlington, MA	203	7,714	32,499	6,512	7,714	39,011	46,725	6,538	40,187	41,107	—	1988/2012
Avalon Canton at Blue Hills	Canton, MA	196	6,562	33,956	132	6,562	34,088	40,650	4,503	36,147	37,391	—	2014
Avalon Burlington (2)	Burlington, MA	312	15,600	58,499	18,176	15,600	76,675	92,275	13,196	79,079	81,135	—	1989/2013
Eaves North Quincy	Quincy, MA	224	11,940	39,400	3,544	11,940	42,944	54,884	9,297	45,587	46,492	—	1977/2013
Avalon at Center Place (1)	Providence, RI	225	—	26,816	13,271	—	40,087	40,087	24,342	15,745	15,575	—	1991/1997
Total Boston, MA		6,427	$211,519	$1,048,777	$145,465	$211,519	$1,194,242	$1,405,761	$352,970	$1,052,791	$1,081,830	$138,160

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Fairfield-New Haven, CT
Eaves Stamford	Stamford, CT	238	$5,956	$23,993	$13,117	$5,956	$37,110	$43,066	$24,215	$18,851	$20,058	$—	1991
Avalon Wilton on River Rd	Wilton, CT	102	2,116	14,664	6,422	2,116	21,086	23,202	12,077	11,125	11,314	—	1997
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	2,163	4,834	25,153	29,987	13,192	16,795	17,589	—	2002
AVA Stamford	Stamford, CT	306	13,819	56,499	5,887	13,819	62,386	76,205	32,700	43,505	45,461	—	2002/2002
Avalon Darien	Darien, CT	189	6,926	34,558	2,734	6,926	37,292	44,218	18,089	26,129	27,188	—	2004
Avalon Norwalk	Norwalk, CT	311	11,320	62,904	887	11,320	63,791	75,111	16,187	58,924	60,986	—	2011
Avalon Wilton on Danbury Rd	Wilton, CT	100	6,604	23,758	150	6,604	23,908	30,512	5,573	24,939	25,681	—	2011
Avalon Shelton	Shelton, CT	250	7,749	40,264	88	7,749	40,352	48,101	6,697	41,404	42,826	—	2013
Avalon East Norwalk	Norwalk, CT	240	10,395	36,245	119	10,395	36,364	46,759	5,670	41,089	42,317	—	2013
Avalon Stratford	Stratford, CT	130	2,564	27,157	33	2,564	27,190	29,754	3,274	26,480	27,424	—	2014
Total Fairfield-New Haven, CT		1,970	$72,283	$343,032	$31,600	$72,283	$374,632	$446,915	$137,674	$309,241	$320,844	$—

TOTAL NEW ENGLAND		8,397	$283,802	$1,391,809	$177,065	$283,802	$1,568,874	$1,852,676	$490,644	$1,362,032	$1,402,674	$138,160

METRO NY/NJ
New York City, NY
Avalon Riverview (1)	Long Island City, NY	372	$—	$94,061	$9,867	$—	$103,928	$103,928	$52,510	$51,418	$54,912	$—	2002
Avalon Bowery Place I	New York, NY	206	18,575	75,009	2,890	18,575	77,899	96,474	30,174	66,300	68,882	93,800	2006
Avalon Bowery Place II	New York, NY	90	9,106	47,199	3,811	9,106	51,010	60,116	17,750	42,366	44,607	—	2007
Avalon Morningside Park (3)	New York, NY	295	95,465	114,233	1,580	95,465	115,813	211,278	36,625	174,653	83,027	100,000	2009
Avalon Fort Greene	Brooklyn, NY	631	83,038	216,802	2,052	83,038	218,854	301,892	57,941	243,951	251,213	—	2010
Avalon West Chelsea (1) (4)	New York, NY	305	—	119,882	243	—	120,125	120,125	13,643	106,482	102,820	—	2015
AVA High Line (1) (4)	New York, NY	405	—	159,187	33	—	159,220	159,220	20,451	138,769	152,127	—	2015
Avalon Clinton North (2)	New York, NY	339	84,069	105,821	11,529	84,069	117,350	201,419	23,412	178,007	180,740	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	6,181	71,421	96,032	167,453	20,089	147,364	150,330	121,500	2007/2013
Total New York City, NY		2,931	$361,674	$1,022,045	$38,186	$361,674	$1,060,231	$1,421,905	$272,595	$1,149,310	$1,088,658	$462,300

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$28,286	$6,335	$4,679	$34,621	$39,300	$22,581	$16,719	$17,712	$—	1997
Avalon Green I	Elmsford, NY	105	1,820	10,525	7,522	1,820	18,047	19,867	9,870	9,997	10,633	—	1995
Avalon Court	Melville, NY	494	9,228	50,063	6,681	9,228	56,744	65,972	35,091	30,881	32,294	—	1997
The Avalon	Bronxville, NY	110	2,889	28,324	8,661	2,889	36,985	39,874	19,772	20,102	21,064	—	1999
Avalon at Glen Cove (1)	Glen Cove, NY	256	7,871	59,969	4,245	7,871	64,214	72,085	28,810	43,275	44,881	—	2004

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Glen Cove North (1)	Glen Cove, NY	111	2,577	37,336	531	2,577	37,867	40,444	13,875	26,569	27,768	—	2007
Avalon White Plains	White Plains, NY	407	15,391	137,353	996	15,391	138,349	153,740	41,499	112,241	116,188	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	1,013	32,212	79,819	112,031	17,284	94,747	97,195	—	2012
Avalon Green II	Elmsford, NY	444	27,765	77,560	223	27,765	77,783	105,548	15,714	89,834	92,537	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,326	416	18,205	49,742	67,947	9,436	58,511	60,173	—	2013
Avalon Ossining	Ossining, NY	168	6,392	30,313	—	6,392	30,313	36,705	4,078	32,627	33,734	—	2014
Avalon Huntington Station	Huntington Station, NY	303	21,898	58,457	—	21,898	58,457	80,355	7,224	73,131	75,462	—	2014
Avalon Westbury	Westbury, NY	396	69,620	43,781	10,941	69,620	54,722	124,342	15,286	109,056	110,752	78,650	2006/2013
Total New York - Suburban		3,659	$220,547	$690,099	$47,564	$220,547	$737,663	$958,210	$240,520	$717,690	$740,393	$78,650

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$22,967	$8,760	$105,389	$114,149	$64,885	$49,264	$51,954	$—	1997
Eaves Lawrenceville (2)	Lawrenceville, NJ	632	14,650	60,486	11,899	14,650	72,385	87,035	32,099	54,936	57,334	—	1994
Avalon Princeton Junction	West Windsor, NJ	512	5,585	22,382	21,675	5,585	44,057	49,642	26,010	23,632	24,587	—	1988/1993
Avalon Tinton Falls	Tinton Falls, NJ	216	7,939	33,170	520	7,939	33,690	41,629	11,225	30,404	31,528	—	2008
Avalon West Long Branch	West Long Branch, NJ	180	2,721	22,925	136	2,721	23,061	25,782	6,054	19,728	20,549	—	2011
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	949	8,984	31,943	40,927	6,495	34,432	35,686	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,635	1,101	14,682	42,736	57,418	8,365	49,053	49,991	—	2012
Avalon Hackensack at Riverside (1)	Hackensack, NJ	226	—	44,619	128	—	44,747	44,747	7,140	37,607	39,099	—	2013
Avalon Somerset	Somerset, NJ	384	18,241	58,338	226	18,241	58,564	76,805	9,817	66,988	69,023	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,865	—	6,502	16,865	23,367	2,865	20,502	21,131	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	71	3,006	27,872	30,878	4,119	26,759	27,635	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	98	2,273	48,707	50,980	5,167	45,813	47,455	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,928	—	11,288	34,928	46,216	3,260	42,956	44,078	—	2015
Total New Jersey		3,781	$104,631	$525,174	$59,770	$104,631	$584,944	$689,575	$187,501	$502,074	$520,050	$—

TOTAL METRO NY/NJ		10,371	$686,852	$2,237,318	$145,520	$686,852	$2,382,838	$3,069,690	$700,616	$2,369,074	$2,349,101	$540,950

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$15,456	$6,848	$43,070	$49,918	$29,439	$20,479	$20,360	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	2,167	8,800	41,825	50,625	21,005	29,620	31,047	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	44	7,425	25,326	32,751	4,717	28,034	28,998	—	2013
Avalon The Albemarle	Washington, D.C.	231	25,140	52,459	6,592	25,140	59,051	84,191	12,774	71,417	72,134	—	1966/2013
Eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,344	16,430	25,246	41,676	5,727	35,949	36,751	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	4,111	38,140	39,463	77,603	9,916	67,687	68,834	—	1961/2013
Eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,408	9,580	28,940	38,520	6,575	31,945	32,944	—	1953/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	3,195	43,700	157,145	200,845	28,554	172,291	177,621	—	2012/2013
Avalon at Fairway Hills	Columbia, MD	720	8,603	34,432	16,302	8,603	50,734	59,337	33,393	25,944	27,384	—	1987/1996
Eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	2,784	4,047	21,337	25,384	14,268	11,116	11,258	—	1996
Eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	12,155	8,802	47,691	56,493	20,971	35,522	36,814	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	2,642	29,159	55,635	84,794	27,043	57,751	59,405	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	4,155	14,365	59,553	73,918	27,917	46,001	48,065	—	2004
Avalon Russett	Laurel, MD	238	10,200	47,524	3,220	10,200	50,744	60,944	11,037	49,907	51,425	32,200	1999/2013
Eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	8,904	6,096	33,304	39,400	21,265	18,135	18,986	—	1989/1996
AVA Ballston	Arlington, VA	344	7,291	29,177	16,302	7,291	45,479	52,770	29,144	23,626	25,196	—	1990
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	12,788	13,851	56,185	70,036	32,826	37,210	38,956	—	1996
Avalon Park Crest	Tysons Corner, VA	354	13,554	63,526	274	13,554	63,800	77,354	11,932	65,422	67,595	—	2013
Eaves Fairfax Towers (2)	Falls Church, VA	415	17,889	74,727	4,446	17,889	79,173	97,062	18,433	78,629	79,263	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,802	—	33,490	75,802	109,292	10,461	98,831	101,637	—	2014
Avalon Ballston Place	Arlington, VA	383	38,490	123,645	5,049	38,490	128,694	167,184	24,830	142,354	146,479	—	2001/2013
Eaves Tysons Corner	Vienna, VA	217	16,030	45,420	2,967	16,030	48,387	64,417	11,140	53,277	54,923	—	1980/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	10,254	56,550	188,286	244,836	37,860	206,976	213,114	—	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,076	34	21,600	59,110	80,710	7,797	72,913	74,995	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	6,212	26,710	89,296	116,006	20,027	95,979	98,438	—	2000/2013
TOTAL MID-ATLANTIC		8,985	$482,790	$1,428,471	$144,805	$482,790	$1,573,276	$2,056,066	$479,051	$1,577,015	$1,622,622	$32,200

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	$4,558	$18,368	$10,501	$4,558	$28,869	$33,427	$17,567	$15,860	$16,642	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	264	6,786	27,641	4,893	6,786	32,534	39,320	21,197	18,123	18,645	—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	2,110	6,664	26,229	32,893	15,292	17,601	18,441	—	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	2,930	4,777	22,695	27,472	13,423	14,049	14,457	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	3,286	3,789	18,425	22,214	10,718	11,496	12,060	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	1,253	5,644	13,986	19,630	7,940	11,690	12,003	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	1,366	12,697	78,816	91,513	26,487	65,026	67,686	—	2008
Avalon Towers Bellevue (1)	Bellevue, WA	397	—	123,029	1,341	—	124,370	124,370	32,339	92,031	95,998	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	431	12,081	42,049	54,130	9,060	45,070	46,642	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	1,002	16,460	47,928	64,388	8,335	56,053	57,893	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,626	—	12,294	55,626	67,920	6,553	61,367	63,391	—	2015
Eaves Redmond Campus (2)	Redmond, WA	422	22,580	88,001	10,267	22,580	98,268	120,848	21,097	99,751	99,157	—	1991/2013
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	3,315	10,250	30,157	40,407	6,852	33,555	34,398	—	1987/2013
TOTAL PACIFIC NORTHWEST		3,305	$118,580	$577,257	$42,695	$118,580	$619,952	$738,532	$196,860	$541,672	$557,413	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$13,561	$11,830	$61,389	$73,219	$35,368	$37,851	$39,955	$38,800	1995
Eaves San Jose	San Jose, CA	440	12,920	53,047	18,931	12,920	71,978	84,898	36,145	48,753	51,143	—	1985/1996
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	10,321	9,755	49,714	59,469	30,458	29,011	30,562	—	1986
Eaves Creekside	Mountain View, CA	296	6,546	26,263	21,316	6,546	47,579	54,125	25,798	28,327	29,992	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	2,020	4,765	49,620	54,385	26,084	28,301	29,836	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,534	72	13,837	64,606	78,443	8,779	69,664	72,002	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	4,707	46,060	86,664	132,724	19,887	112,837	115,648	—	2002/2013
Eaves West Valley	San Jose, CA	873	90,890	132,040	10,251	90,890	142,291	233,181	31,153	202,028	205,771	—	1970/2013
Eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	5,498	64,070	74,516	138,586	17,838	120,748	123,403	—	1969/2013
Total San Jose, CA		3,487	$260,673	$561,680	$86,677	$260,673	$648,357	$909,030	$231,510	$677,520	$698,312	$38,800

Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	308	$10,746	$43,399	$6,656	$10,746	$50,055	$60,801	$33,523	$27,278	$28,098	$—	1992/1994
Eaves Dublin	Dublin, CA	204	5,276	19,642	12,366	5,276	32,008	37,284	$17,814	19,470	20,653	—	1989/1997

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves Pleasanton	Pleasanton, CA	456	11,610	46,552	21,755	11,610	68,307	79,917	40,146	39,771	41,764	—	1988/1994
Eaves Union City	Union City, CA	208	4,249	16,820	3,312	4,249	20,132	24,381	13,659	10,722	11,342	—	1973/1996
Eaves Fremont	Fremont, CA	235	6,581	26,583	9,992	6,581	36,575	43,156	22,733	20,423	21,385	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	982	14,732	105,006	119,738	30,647	89,091	92,395	—	2009
Avalon Walnut Creek (1)	Walnut Creek, CA	422	—	148,370	3,245	—	151,615	151,615	39,014	112,601	115,817	3,557	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	599	7,772	72,741	80,513	9,650	70,863	72,802	—	2014
Eaves Walnut Creek (2)	Walnut Creek, CA	510	30,320	82,375	16,828	30,320	99,203	129,523	19,294	110,229	111,534	—	1987/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	57,041	5,864	27,190	62,905	90,095	13,372	76,723	76,821	—	1989/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,622	—	4,500	28,622	33,122	3,523	29,599	30,607	—	2014
Total Oakland - East Bay, CA		3,489	$122,976	$645,570	$81,599	$122,976	$727,169	$850,145	$243,375	$606,770	$623,218	$3,557

San Francisco, CA
Eaves Daly City	Daly City, CA	195	$4,230	$9,659	$19,858	$4,230	$29,517	$33,747	$17,704	$16,043	$16,173	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	7,597	5,403	29,164	34,567	17,103	17,464	17,980	20,800	1990/1995
Eaves San Rafael	San Rafael, CA	254	5,982	16,885	24,752	5,982	41,637	47,619	22,224	25,395	26,689	—	1973/1996
Eaves Foster City	Foster City, CA	288	7,852	31,445	11,629	7,852	43,074	50,926	25,622	25,304	26,440	—	1973/1994
Eaves Pacifica	Pacifica, CA	220	6,125	24,796	3,116	6,125	27,912	34,037	18,647	15,390	16,175	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	16,129	3,561	37,450	41,011	19,817	21,194	21,819	—	1961/1996
Eaves Diamond Heights	San Francisco, CA	154	4,726	19,130	6,189	4,726	25,319	30,045	15,390	14,655	15,313	—	1972/1994
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	3,759	14,029	82,211	96,240	41,915	54,325	56,826	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	447	28,687	119,603	148,290	35,003	113,287	117,091	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	1,877	5,544	52,783	58,327	10,581	47,746	49,580	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,258	20,267	98,579	118,846	13,135	105,711	109,414	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,232	—	12,595	81,232	93,827	7,855	85,972	88,745	—	2015
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	4,974	40,780	73,658	114,438	15,334	99,104	100,274	64,450	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	1,906	23,787	46,840	70,627	9,205	61,422	62,879	29,533	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	3,028	33,303	65,938	99,241	12,956	86,285	88,243	53,315	2010/2013
Total San Francisco, CA		3,349	$216,871	$748,398	$106,519	$216,871	$854,917	$1,071,788	$282,491	$789,297	$813,641	$185,698

TOTAL NORTHERN CALIFORNIA		10,325	$600,520	$1,955,648	$274,795	$600,520	$2,230,443	$2,830,963	$757,376	$2,073,587	$2,135,171	$228,055

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	748	$22,483	$28,104	$48,565	$22,483	$76,669	$99,152	$40,761	$58,391	$60,868	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,372	49,385	23,828	89,757	113,585	45,441	68,144	70,434	—	1989/1997
Eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	9,609	7,045	22,595	29,640	15,855	13,785	14,591	—	1979/1998
Avalon Glendale (1)	Glendale, CA	223	—	42,564	2,070	—	44,634	44,634	21,703	22,931	24,122	—	2003
Avalon Burbank	Burbank, CA	400	14,053	56,827	24,724	14,053	81,551	95,604	37,558	58,046	60,327	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	908	8,446	41,198	49,644	16,389	33,255	34,405	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	1,206	5,459	42,388	47,847	15,562	32,285	33,601	—	2007
Avalon Encino	Encino, CA	131	12,789	49,073	1,091	12,789	50,164	62,953	15,966	46,987	48,412	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	589	7,920	45,434	53,354	15,109	38,245	39,727	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	93,985	462	14,734	94,447	109,181	10,574	98,607	101,914	—	2015
Eaves Phillips Ranch	Pomona, CA	501	9,796	41,740	1,964	9,796	43,704	53,500	10,314	43,186	44,058	—	1989/2011
Eaves San Dimas	San Dimas, CA	102	1,916	7,819	1,389	1,916	9,208	11,124	2,202	8,922	9,214	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	736	2,953	13,164	16,117	3,145	12,972	13,289	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	5,522	8,400	17,069	25,469	3,214	22,255	22,879	11,073	1973/2012
Eaves Cerritos	Artesia, CA	151	8,305	21,195	1,474	8,305	22,669	30,974	4,391	26,583	27,343	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	72,008	2,428	30,900	74,436	105,336	14,228	91,108	93,776	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,727	—	9,141	30,727	39,868	3,778	36,090	37,250	—	2014
Avalon Mission Oaks	Camarillo, CA	160	9,600	35,842	3,002	9,600	38,844	48,444	5,595	42,849	44,281	—	2014
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	4,940	42,020	78,301	120,321	17,394	102,927	105,475	—	2007/2013
Avalon Studio City	Studio City, CA	276	15,756	78,178	5,778	15,756	83,956	99,712	17,139	82,573	84,242	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,642	9,921	42,720	117,563	160,283	27,970	132,313	136,511	96,502	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	5,842	43,540	85,816	129,356	21,276	108,080	111,280	—	2004/2013
Avalon Del Mar Station	Pasadena, CA	347	20,560	106,556	3,731	20,560	110,287	130,847	20,717	110,130	113,568	—	2006/2013
Eaves Thousand Oaks	Thousand Oaks, CA	154	13,950	20,211	2,546	13,950	22,757	36,707	6,158	30,549	31,486	—	1992/2013
Eaves Los Feliz (2)	Los Angeles, CA	263	18,940	43,661	4,556	18,940	48,217	67,157	10,545	56,612	57,563	41,400	1989/2013
Eaves Woodland Hills	Woodland Hills, CA	883	68,940	90,549	11,203	68,940	101,752	170,692	25,353	145,339	148,867	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	2,300	12,810	24,881	37,691	6,132	31,559	32,257	—	2002/2013
Total Los Angeles, CA		8,380	$477,004	$1,306,247	$205,941	$477,004	$1,512,188	$1,989,192	$434,469	$1,554,723	$1,601,740	$260,475

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$9,840	$1,975	$13,654	$15,629	$6,995	$8,634	$9,130	$—	1956/1996
Eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	3,580	2,517	12,837	15,354	8,660	6,694	7,145	7,635	1984/1996

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Eaves South Coast	Costa Mesa, CA	258	4,709	16,063	13,442	4,709	29,505	34,214	16,883	17,331	17,829	—	1973/1996
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	4,607	16,911	10,917	4,607	27,828	32,435	15,849	16,586	17,224	—	1990/1997
Eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,745	10,267	4,871	30,012	34,883	19,912	14,971	15,964	—	1971/1997
Avalon Anaheim Stadium	Anaheim, CA	251	27,874	69,156	1,608	27,874	70,764	98,638	21,751	76,887	78,955	—	2009
Avalon Irvine I	Irvine, CA	279	9,911	67,520	776	9,911	68,296	78,207	19,629	58,578	60,694	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,912	—	4,358	40,912	45,270	7,217	38,053	39,535	—	2013
Eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	3,248	5,199	24,382	29,581	5,614	23,967	23,870	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,411	—	31,689	98,411	130,100	9,406	120,694	124,442	—	2015
Eaves Seal Beach (2)	Seal Beach, CA	549	46,790	99,999	5,640	46,790	105,639	152,429	22,914	129,515	132,659	—	1971/2013
Total Orange County, CA		3,087	$144,500	$462,922	$59,318	$144,500	$522,240	$666,740	$154,830	$511,910	$527,447	$7,635

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$40,849	$9,922	$81,429	$91,351	$41,108	$50,243	$53,224	$—	1969/1997
Eaves Mission Ridge	San Diego, CA	200	2,710	10,924	12,128	2,710	23,052	25,762	14,637	11,125	11,696	—	1960/1997
AVA Cortez Hill (1)	San Diego, CA	299	2,768	20,134	23,567	2,768	43,701	46,469	23,459	23,010	24,543	—	1973/1998
Avalon Fashion Valley	San Diego, CA	161	19,627	44,972	696	19,627	45,668	65,295	14,567	50,728	52,186	—	2008
Eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	3,242	6,692	30,385	37,077	6,960	30,117	30,727	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,327	—	12,689	43,327	56,016	4,125	51,891	53,512	—	2015
Eaves La Mesa	La Mesa, CA	168	9,490	28,482	1,962	9,490	30,444	39,934	7,189	32,745	33,840	—	1989/2013
Total San Diego, CA		1,863	$63,898	$215,562	$82,444	$63,898	$298,006	$361,904	$112,045	$249,859	$259,728	$—

TOTAL SOUTHERN CALIFORNIA		13,330	$685,402	$1,984,731	$347,703	$685,402	$2,332,434	$3,017,836	$701,344	$2,316,492	$2,388,915	$268,110

TOTAL ESTABLISHED COMMUNITIES		54,713	$2,857,946	$9,575,234	$1,132,583	$2,857,946	$10,707,817	$13,565,763	$3,325,891	$10,239,872	$10,455,896	$1,207,475

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Avalon Silicon Valley	Sunnyvale, CA	710	$20,713	$99,573	$34,963	$20,713	$134,536	$155,249	$71,577	$83,672	$85,041	$—	1998
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	14,467	9,560	70,603	80,163	31,563	48,600	45,523	—	2002
Eaves San Marcos	San Marcos, CA	184	3,277	13,385	4,557	3,277	17,942	21,219	3,641	17,578	18,302	—	1988/2011
Avalon Glendora	Glendora, CA	280	18,311	64,759	100	18,311	64,859	83,170	4,974	78,196	80,358	—	2016
Avalon Irvine III	Irvine, CA	156	11,607	43,977	—	11,607	43,977	55,584	2,842	52,742	54,232	—	2016
Avalon Dublin Station II	Dublin, CA	252	7,762	76,584	26	7,762	76,610	84,372	4,821	79,551	82,106	—	2016
AVA North Hollywood	North Hollywood, CA	156	18,408	49,940	4,089	18,408	54,029	72,437	3,810	68,627	70,816	—	2015/2016
AVA Studio City II	Studio City, CA	101	4,626	22,954	5,487	4,626	28,441	33,067	5,160	27,907	24,848	—	1991/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	13,179	32,000	73,949	105,949	13,764	92,185	94,217	—	2007/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	27,694	12,052	16,760	39,746	56,506	7,968	48,538	50,383	—	1987/2013
Eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	6,778	9,110	22,149	31,259	4,085	27,174	22,644	—	1972/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	19,850	5,268	9,860	25,118	34,978	4,802	30,176	30,921	—	2000/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,679	10,240	38,237	48,477	7,273	41,204	42,580	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	90,715	32,819	17,658	123,534	141,192	20,681	120,511	116,321	—	1987/2013
The Lodge Denver West	Lakewood, CO	252	8,047	63,586	5,284	8,047	68,870	76,917	1,966	74,951	N/A	—	2016/2017
850 Boca	Boca Raton, FL	370	21,430	108,585	8,717	21,430	117,302	138,732	333	138,399	N/A	—	2017/2017
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,911	10,260	14,572	56,171	70,743	19,293	51,450	45,640	38,097	2007
AVA Back Bay	Boston, MA	271	9,034	36,540	47,327	9,034	83,867	92,901	34,038	58,863	60,700	—	1968/1998
AVA Theater District	Boston, MA	398	17,070	163,580	40	17,070	163,620	180,690	13,499	167,191	172,387	—	2015
Avalon Marlborough	Marlborough, MA	350	15,317	60,397	11	15,317	60,408	75,725	5,353	70,372	72,339	—	2015
Avalon Framingham	Framingham, MA	180	9,315	34,632	—	9,315	34,632	43,947	2,731	41,216	42,395	—	2015
Avalon Bear Hill	Waltham, MA	324	27,350	94,168	28,764	27,350	122,932	150,282	23,723	126,559	131,023	—	1999/2013
Avalon at Edgewater	Edgewater, NJ	168	5,982	24,389	9,182	5,982	33,571	39,553	15,351	24,202	21,123	—	2002
Avalon Bloomfield Station	Bloomfield, NJ	224	10,701	39,927	—	10,701	39,927	50,628	3,594	47,034	48,031	—	2015
Avalon Union	Union, NJ	202	11,695	36,282	—	11,695	36,282	47,977	2,519	45,458	46,615	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	87,220	8,327	37,237	95,547	132,784	11,390	121,394	124,435	67,904	2008/2016
Avalon Towers	Long Beach, NY	109	3,118	11,973	24,372	3,118	36,345	39,463	16,198	23,265	21,775	—	1990/1995
Avalon Riverview North (1)	Long Island City, NY	602	—	165,966	14,176	—	180,142	180,142	59,765	120,377	122,418	—	2008
AVA DoBro	Brooklyn, NY	500	77,416	203,827	—	77,416	203,827	281,243	10,586	270,657	294,503	—	2017
Avalon Green III	Elmsford, NY	68	4,985	17,300	—	4,985	17,300	22,285	1,248	21,037	21,585	—	2016
Archstone Lexington	Flower Mound, TX	222	4,540	25,946	2,073	4,540	28,019	32,559	6,883	25,676	26,669	21,700	2000/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Archstone Toscano	Houston, TX	474	15,607	72,889	—	15,607	72,889	88,496	11,044	77,452	79,819	—	2014
Memorial Heights Villages	Houston, TX	318	9,607	48,448	—	9,607	48,448	58,055	10,516	47,539	48,508	—	2014
Eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,475	2,152	14,382	16,534	8,176	8,358	8,773	—	1988/1997
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	31,555	22,041	121,851	143,892	54,059	89,833	87,446	—	2001
Avalon Potomac Yard	Alexandria, VA	323	24,225	77,137	7,648	24,225	84,785	109,010	8,659	100,351	103,333	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	91,001	8,521	22,573	99,522	122,095	8,530	113,565	117,845	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	78,395	6,460	18,830	84,855	103,685	5,993	97,692	100,352	68,637	2009/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	107,775	14,301	29,377	122,076	151,453	3,972	147,481	N/A	—	2012/2017
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	—	39,544	66,160	105,704	5,899	99,805	102,279	—	2016
Oakwood Arlington	Arlington, VA	184	18,850	38,545	3,052	18,850	41,597	60,447	8,608	51,839	53,139	—	1987/2013
AVA Capitol Hill	Seattle, WA	249	20,613	60,014	—	20,613	60,014	80,627	4,194	76,433	78,906	—	2016
Avalon Alderwood II	Redmond, WA	124	5,072	21,369	—	5,072	21,369	26,441	1,104	25,337	26,115	—	2016
TOTAL OTHER STABILIZED		11,844	$696,192	$2,654,431	$376,009	$696,192	$3,030,440	$3,726,632	$546,185	$3,180,447	$2,876,445	$196,338

LEASE-UP
Avalon West Hollywood	West Hollywood, CA	294	$35,187	$115,385	$—	$35,187	$115,385	$150,572	$1,697	$148,875	$130,173	$—	2017
Avalon Chino Hills	Chino Hills, CA	331	16,615	81,753	—	16,615	81,753	98,368	2,127	96,241	87,406	—	2017
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,719	222	13,055	105,941	118,996	4,995	114,001	115,269	—	2017
Avalon North Station	Boston, MA	503	22,788	245,234	306	22,788	245,540	268,328	5,918	262,410	249,022	—	2017
Avalon Quincy	Quincy, MA	395	14,674	78,151	—	14,674	78,151	92,825	2,972	89,853	84,132	—	2017
Avalon Easton	Easton, MA	290	3,151	59,245	—	3,151	59,245	62,396	840	61,556	29,074	—	2017
Avalon Hunt Valley	Hunt Valley, MD	332	10,842	62,596	—	10,842	62,596	73,438	2,144	71,294	67,019	—	2017
Avalon Laurel	Laurel, MD	344	10,122	61,803	—	10,122	61,803	71,925	2,919	69,006	69,532	—	2017
Avalon Princeton	Princeton, NJ	280	26,459	68,175	303	26,459	68,478	94,937	2,363	92,574	88,360	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	50,475	132,892	—	50,475	132,892	183,367	6,901	176,466	153,310	—	2017
Avalon Great Neck	Great Neck, NY	191	14,776	64,459	—	14,776	64,459	79,235	931	78,304	55,671	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	49,115	—	7,534	49,115	56,649	267	56,382	26,796	—	2017
Avalon Esterra Park	Redmond, WA	482	22,668	112,441	305	22,668	112,746	135,414	4,963	130,451	127,986	—	2017
Avalon Newcastle Commons I	Newcastle, WA	378	9,622	109,453	—	9,622	109,453	119,075	1,889	117,186	92,267	—	2017
TOTAL LEASE-UP		4,689	$257,968	$1,346,421	$1,136	$257,968	$1,347,557	$1,605,525	$40,926	$1,564,599	$1,376,017	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
REDEVELOPMENT
Avalon on the Alameda	San Jose, CA	305	$6,119	$50,225	$10,087	$6,119	$60,312	$66,431	$33,696	$32,735	$27,497	$—	1999
AVA Toluca Hills	Los Angeles, CA	1,151	86,450	161,256	37,513	86,450	198,769	285,219	39,361	245,858	227,814	—	1973/2013
AVA Van Ness	Washington, D.C.	269	22,890	58,691	9,030	22,890	67,721	90,611	13,443	77,168	74,556	—	1978/2013
Avalon Prudential Center II	Boston, MA	266	8,776	35,496	52,864	8,776	88,360	97,136	32,748	64,388	59,218	—	1968/1998
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	7,083	6,647	41,989	48,636	22,468	26,168	23,830	—	2001
Avalon at Edgewater II (5)	Edgewater, NJ	240	—	299	37,003	—	37,302	37,302	—	37,302	N/A	—	N/A
Avalon Willow	Mamaroneck, NY	227	6,207	40,791	9,010	6,207	49,801	56,008	26,424	29,584	24,153	—	2000
Avalon Midtown West	New York, NY	550	154,730	180,253	23,290	154,730	203,543	358,273	41,452	316,821	313,096	100,500	1998/2013
Avalon Ballston Square	Arlington, VA	714	71,640	215,937	16,378	71,640	232,315	303,955	47,256	256,699	262,722	—	1992/2013
TOTAL REDEVLOPMENT		3,992	$363,459	$777,854	$202,258	$363,459	$980,112	$1,343,571	$256,848	$1,086,723	$1,012,886	$100,500

TOTAL CURRENT COMMUNITIES (6)		75,238	$4,175,565	$14,353,940	$1,711,986	$4,175,565	$16,065,926	$20,241,491	$4,169,850	$16,071,641	$15,721,244	$1,504,313

DEVELOPMENT (7)
Avalon Dogpatch	San Francisco, CA	326	$9,494	$73,702	$99,991	$9,494	$173,693	$183,187	$621	$182,566	$108,565	$—	N/A
Avalon Public Market	Emeryville, CA	289	—	83	55,789	—	55,872	55,872	—	55,872	29,698	—	N/A
AVA Hollywood	Hollywood, CA	695	—	275	168,732	—	169,007	169,007	—	169,007	123,267	—	N/A
Avalon Walnut Creek II (1)	Walnut Creek, CA	200	—	—	8,812	—	8,812	8,812	—	8,812	N/A	—	N/A
AVA NoMa	Washington, D.C.	438	18,831	91,621	27,007	18,831	118,628	137,459	1,592	135,867	109,200	—	N/A
Avalon at the Hingham Shipyard II	Hingham, MA	190	—	—	23,792	—	23,792	23,792	—	23,792	N/A	—	N/A
Avalon Sudbury	Sudbury, MA	250	—	—	33,595	—	33,595	33,595	—	33,595	N/A	—	N/A
AVA Wheaton	Wheaton, MD	319	2,624	29,826	38,017	2,624	67,843	70,467	279	70,188	35,361	—	N/A
Avalon Towson	Towson, MD	371	—	—	3,985	—	3,985	3,985	—	3,985	N/A	—	N/A
Avalon Maplewood	Maplewood, NJ	235	3,230	13,019	45,009	3,230	58,028	61,258	56	61,202	48,453	—	N/A
Avalon Boonton	Boonton, NJ	350	—	124	29,830	—	29,954	29,954	—	29,954	8,292	—	N/A
Avalon Teaneck	Teaneck, NJ	248	—	42	18,567	—	18,609	18,609	—	18,609	14,034	—	N/A
Avalon Piscataway	Piscataway, NJ	360	—	248	28,055	—	28,303	28,303	—	28,303	N/A	—	N/A
Avalon Brooklyn Bay	Brooklyn, NY	180	8,830	76,690	5,004	8,830	81,694	90,524	781	89,743	58,833	—	N/A
Avalon Somers	Somers, NY	152	4,704	33,404	4,046	4,704	37,450	42,154	370	41,784	16,586	—	N/A
11 West 61st Street	New York, NY	172	—	339	440,373	—	440,712	440,712	—	440,712	348,821	—	N/A
Avalon Yonkers	Yonkers, NY	590	—	—	23,300	—	23,300	23,300	—	23,300	N/A	—	N/A
Avalon Belltown Towers	Seattle, WA	275	—	55	50,581	—	50,636	50,636	—	50,636	29,386	—	N/A

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

			2017								2016	2017
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
AVA Esterra Park	Redmond, WA	323	—	123	36,925	—	37,048	37,048	—	37,048	N/A	—	N/A
Avalon North Creek	Bothell, WA	316	—	—	15,432	—	15,432	15,432	—	15,432	N/A	—	N/A
TOTAL DEVELOPMENT		6,279	$47,713	$319,551	$1,156,842	$47,713	$1,476,393	$1,524,106	$3,699	$1,520,407	$930,496	$—

Land Held for Development		N/A	$68,364	$—	$—	$68,364	$—	$68,364	$—	$68,364	$84,293	$—
Corporate Overhead		N/A	14,040	10,746	77,189	14,040	87,935	101,975	44,830	57,145	53,309	5,900,000
2017 Disposed Communities		N/A	—	—	—	—	—	—	—	—	243,652	—
TOTAL		81,517	$4,305,682	$14,684,237	$2,946,017	$4,305,682	$17,630,254	$21,935,936	$4,218,379	$17,717,557	$17,032,994	$7,404,313
_________________________________

(1)	Some or all of the land for this community is subject to a land lease.

(2)
This community was under redevelopment for some or all of 2017, with the redevelopment effort primarily focused on the exterior and/or common area, with no expected material impact on community operations. This community is therefore included in the Established Community portfolio and not classified as a Redevelopment Community.

(3)	In 2017, the Company acquired the land encumbered by a ground lease for this community.

(4)	In 2017, the Company completed final construction cost allocations between these dual-branded communities.

(5)
Represents the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that the Company expects the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-K, and will be included upon completion. Similar to a Development Community, the land for Edgewater is included in Costs Subsequent to Acquisition /Construction.

(6)	Current Communities excludes Unconsolidated Communities.

(7)	Development Communities excludes AVA North Point, which is being developed within an unconsolidated joint venture.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building—30 years

Improvements, upgrades and FF&E—not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $21,271,424 at December 31, 2017.

The changes in total real estate assets for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the year ended
	12/31/2017	12/31/2016	12/31/2015
Balance, beginning of period	$20,776,626	$19,268,099	$17,849,316
Acquisitions, construction costs and improvements	1,526,516	1,788,515	1,667,989
Dispositions, including casualty losses and impairment loss on planned dispositions	(367,206)	(279,988)	(249,206)
Balance, end of period	$21,935,936	$20,776,626	$19,268,099

The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015, are as follows:

	For the year ended
	12/31/2017	12/31/2016	12/31/2015
Balance, beginning of period	$3,743,632	$3,325,790	$2,913,576
Depreciation, including discontinued operations	584,150	531,434	477,923
Dispositions, including casualty losses	(109,403)	(113,592)	(65,709)
Balance, end of period	$4,218,379	$3,743,632	$3,325,790