Form 10-Q
period 2018-03-31
AVALONBAY COMMUNITIES INC
filed 2018-05-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

138,208,815 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2018.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2018	12/31/2017
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,226,043	$4,237,318
Buildings and improvements	15,733,783	15,708,666
Furniture, fixtures and equipment	636,793	615,288
	20,596,619	20,561,272
Less accumulated depreciation	(4,345,596)	(4,218,379)
Net operating real estate	16,251,023	16,342,893
Construction in progress, including land	1,375,366	1,306,300
Land held for development	136,771	68,364
Real estate assets held for sale, net	121,387	—
Total real estate, net	17,884,547	17,717,557

Cash and cash equivalents	137,244	67,088
Cash in escrow	134,163	134,818
Resident security deposits	33,130	32,686
Investments in unconsolidated real estate entities	164,344	163,475
Deferred development costs	39,369	45,819
Prepaid expenses and other assets	253,650	253,378
Total assets	$18,646,447	$18,414,821

LIABILITIES AND EQUITY
Unsecured notes, net	$6,150,633	$5,852,764
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,448,822	1,476,706
Dividends payable	203,166	196,094
Payables for construction	83,209	85,377
Accrued expenses and other liabilities	299,426	308,189
Accrued interest payable	60,111	43,116
Resident security deposits	58,760	58,473
Liabilities related to real estate assets held for sale	1,244	—
Total liabilities	8,305,371	8,020,719

Commitments and contingencies

Redeemable noncontrolling interests	5,952	6,056

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2018 and December 31, 2017; zero shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2018 and December 31, 2017; 138,208,280 and 138,094,154 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,382	1,381
Additional paid-in capital	10,229,738	10,235,475
Accumulated earnings less dividends	128,166	188,609
Accumulated other comprehensive loss	(24,162)	(37,419)
Total equity	10,335,124	10,388,046
Total liabilities and equity	$18,646,447	$18,414,821

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2018	3/31/2017
Revenue:
Rental and other income	$559,906	$521,126
Management, development and other fees	886	1,200
Total revenue	560,792	522,326

Expenses:
Operating expenses, excluding property taxes	132,024	123,044
Property taxes	59,896	52,930
Interest expense, net	55,113	49,295
Loss on extinguishment of debt, net	397	—
Depreciation expense	159,059	140,621
General and administrative expense	13,664	13,206
Expensed acquisition, development and other pursuit costs, net of recoveries	800	728
Casualty and impairment (gain) loss, net	(58)	11,688
Total expenses	420,895	391,512

Income before equity in income of unconsolidated real estate entities, gain (loss) on sale of communities and other real estate, and income taxes	139,897	130,814

Equity in income of unconsolidated real estate entities	1,740	16,672
Gain on sale of communities	—	87,949
(Loss) gain on other real estate transactions	(47)	366

Income before income taxes	141,590	235,801
Income tax expense	—	20

Net income	141,590	235,781
Net loss attributable to noncontrolling interests	53	94

Net income attributable to common stockholders	$141,643	$235,875

Other comprehensive income:
Gain on cash flow hedges	11,501	145
Cash flow hedge losses reclassified to earnings	1,756	1,752
Comprehensive income	$154,900	$237,772

Earnings per common share - basic:
Net income attributable to common stockholders	$1.03	$1.72

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.03	$1.72

Dividends per common share	$1.47	$1.42

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2018	3/31/2017
Cash flows from operating activities:
Net income	$141,590	$235,781
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	159,059	140,621
Amortization of deferred financing costs	2,007	1,826
Amortization of debt discount (premium)	419	(4,621)
Loss on extinguishment of debt, net	397	—
Amortization of stock-based compensation	4,029	4,319
Equity in loss of (income), and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	1,486	(5,768)
Casualty and impairment (gain) loss, net	(58)	11,688
Abandonment of development pursuits	112	265
Cash flow hedge losses reclassified to earnings	1,756	1,752
Loss (gain) on sale of real estate assets	47	(97,012)
Increase in resident security deposits, prepaid expenses and other assets	(6,608)	(10,630)
Increase in accrued expenses, other liabilities and accrued interest payable	11,677	21,674
Net cash provided by operating activities	315,913	299,895

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(301,299)	(259,573)
Capital expenditures - existing real estate assets	(15,240)	(8,015)
Capital expenditures - non-real estate assets	(1,735)	(2,429)
Proceeds from sale of real estate, net of selling costs	603	159,985
Insurance proceeds for property damage claims	58	4,095
Mortgage note receivable lending	(2,006)	(4,795)
Mortgage note receivable payment	4,862	—
Decrease in payables for construction	(2,168)	(4,326)
Distributions from unconsolidated real estate entities	2,013	11,952
Investments in unconsolidated real estate entities	(4,368)	(5,774)
Net cash used in investing activities	(319,280)	(108,880)

Cash flows from financing activities:
Issuance of common stock, net	—	56,817
Dividends paid	(195,999)	(185,192)
Repayments of mortgage notes payable, including prepayment penalties	(28,584)	(21,905)
Issuance of unsecured notes	299,442	—
Payment of deferred financing costs	(3,244)	(2,315)
Payment of capital lease obligation	(267)	—
Receipts for termination of forward interest rate swaps	12,598	—
Payments related to tax withholding for share-based compensation	(10,483)	—
Distributions to DownREIT partnership unitholders	(11)	(11)
Contributions from joint venture and profit-sharing partners	—	1,038
Distributions to joint venture and profit-sharing partners	(104)	(104)
Preferred interest obligation redemption and dividends	(480)	(600)
Net cash provided by (used in) financing activities	72,868	(152,272)

Net increase in cash and cash equivalents	69,501	38,743

Cash and cash equivalents and restricted cash, beginning of period	201,906	329,977
Cash and cash equivalents and restricted cash, end of period	$271,407	$368,720

Cash paid during the period for interest, net of amount capitalized	$33,936	$34,503
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017
Cash and cash equivalents	$137,244	$121,705
Cash in escrow	134,163	247,015
Cash, cash equivalents and restricted cash reported in the Consolidated Statements of Cash Flows	$271,407	$368,720

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2018:

•
As described in Note 4, "Equity," 182,998 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 94,701 shares valued at $15,277,000 were issued in connection with new stock grants; 566 shares valued at $96,000 were issued through the Company's dividend reinvestment plan; 67,609 shares valued at $10,483,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,829 restricted shares with an aggregate value of $234,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $203,166,000.

•
The Company recorded an increase of $63,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

•	The Company reclassified $1,756,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the three months ended March 31, 2017:

•
The Company issued 198,502 shares of common stock as part of the Company's stock-based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 70,020 shares valued at $12,538,000 were issued in connection with new stock grants; 1,165 shares valued at $205,000 were issued through the Company's dividend reinvestment plan; 57,172 shares valued at $10,149,000 were withheld to satisfy employees' tax withholding and other liabilities; and 236 restricted shares with an aggregate value of $41,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

•
As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a non-cash charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at the Company's Avalon Maplewood Development Community ("Maplewood"), and a corresponding recovery of loss of $12,598,000 for property damage insurance proceeds for the Maplewood casualty loss not received during the period.

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

At March 31, 2018, the Company owned or held a direct or indirect ownership interest in 270 operating apartment communities containing 78,388 apartment homes in 12 states and the District of Columbia, of which 15 communities containing 6,260 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 18 communities under development that are expected to contain an aggregate of 5,774 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,268 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2017 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2018	3/31/2017
Basic and diluted shares outstanding
Weighted average common shares - basic	137,764,468	137,068,874
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	381,202	454,868
Weighted average common shares - diluted	138,153,170	137,531,242

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$141,643	$235,875
Net income allocated to unvested restricted shares	(430)	(652)
Net income attributable to common stockholders, adjusted	$141,213	$235,223

Weighted average common shares - basic	137,764,468	137,068,874

Earnings per common share - basic	$1.03	$1.72

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$141,643	$235,875
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	11
Adjusted net income attributable to common stockholders	$141,654	$235,886

Weighted average common shares - diluted	138,153,170	137,531,242

Earnings per common share - diluted	$1.03	$1.72

Certain options to purchase shares of common stock in the amount of 6,995 were outstanding as of March 31, 2018, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of March 31, 2017 are included in the computation of diluted earnings per share.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of general and administrative expenses. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net.  For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in other comprehensive loss.  Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 10, "Fair Value," for further discussion of derivative financial instruments.

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of the initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster has completed his evaluation of 17 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next month. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 18 of the 19 lawsuits representing approximately 143 individual plaintiffs filed in the Superior Court of New Jersey Bergen County - Law Division were previously scheduled for trial on January 2, 2018. In advance of this date, the Company was able to resolve all of these claims in principle which included approximately 50 units. The Company previously resolved litigated claims with another 10 units. There is currently one remaining lawsuit which was recently filed in the Superior Court of New Jersey, Bergen County - Law Division on behalf of one apartment unit. The Company believes it has meritorious defenses to the extent of damages claimed in that suit. There are also seven subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, one is pending in the Superior Court of New Jersey, Bergen County - Law Division, one has been amicably resolved in principle and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

Having settled many third party claims through the insurance claims process, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter. See Part II, Item 1, "Legal Proceedings," for further discussion of the casualty gains and losses and lawsuits associated with the Edgewater casualty loss.

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

Acquisitions of Investments in Real Estate

The Company accounts for acquisitions of investments in real estate in accordance with the authoritative guidance for the initial measurement, which first requires that the Company determine if the real estate investment is the acquisition of an asset or a business combination. Under either model, the Company must identify and determine the fair value of any assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes various sources, including its own analysis of recently acquired and existing comparable properties in its portfolio and other market data. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed. For a business combination, the Company records the assets acquired and liabilities assumed based on the fair value of each respective item. For an asset acquisition, the allocation of the purchase price is based on the relative fair value of the net assets. The Company expenses all applicable acquisition costs for a business combination and capitalizes all applicable acquisition costs for an asset acquisition. The Company expects that acquisitions of individual operating communities will generally be viewed as asset acquisitions.

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

Revenue and Gain Recognition

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach, which applies the new standard to contracts that are not completed as of the date of adoption. Under the new standard, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration the Company expects to be entitled for those goods and services. The majority of the Company’s revenue is derived from residential and retail rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU 2016-02, Leases, discussed under Recently Issued Accounting Standards below. Revenue streams that are scoped into ASU 2014-09 include:

•
Management fees - The Company has investment interests in real estate joint ventures, for which the Company may manage (i) the venture, (ii) the associated operating communities owned by the ventures and/or (iii) the development or redevelopment of those operating communities. For these activities, the Company receives asset management, property management, development and/or redevelopment fee revenue. The performance obligation is the management of the venture, community or other defined task such as the development or redevelopment of the community. While the individual activities that comprise the performance obligation of the management fees can vary day to day, the nature of the overall performance obligation to provide management service is the same and considered by the Company to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The Company recognizes revenue for fees as earned on a monthly basis and has concluded this is appropriate under the new standard.

•
Rental and non-rental related income - The Company recognizes revenue for new rental related income not included as components of a lease, such as reservation and application fees, as well as for non-rental related income, as earned, and has concluded this is appropriate under the new standard.

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

The Company concluded that the adoption of the new standard did not require an adjustment to the opening balance of retained earnings.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 7, “Segment Reporting,” for the three months ended March 31, 2018 and 2017. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through March 31, 2018, or otherwise qualify as held for sale as of March 31, 2018, as described in Note 6, "Real Estate Disposition Activities," (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended March 31, 2018
Management, development and other fees	$—	$—	$—	$886	$886
Rental and non-rental related income (2)	2,399	1,817	405	—	4,621
Total non-lease revenue (3)	2,399	1,817	405	886	5,507

Lease income (4)	415,145	69,386	67,529	—	552,060

Total revenue	$417,544	$71,203	$67,934	$886	$557,567

For the period ended March 31, 2017
Management, development and other fees	$—	$—	$—	$1,200	$1,200
Rental and non-rental related income (2)	2,224	1,687	405	—	4,316
Total non-lease revenue (3)	2,224	1,687	405	1,200	5,516

Lease income (4)	380,533	68,429	55,142	—	504,104

Total revenue	$382,757	$70,116	$55,547	$1,200	509,620
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(2)
Amounts include revenue streams related to leasing activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.

(3)	Represents all revenue accounted for under ASC 2014-09.

(4)
Amounts include all revenue streams derived from residential and retail rental income and other lease income, which are scoped out from ASC 2014-09 and accounted for under the lease accounting framework.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2018.

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU expands hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also simplifies the application of hedge accounting guidance and eases the administrative burden of hedge documentation requirements and assessing hedge effectiveness. The Company adopted the guidance as of January 1, 2018 and it did not have a material effect on the Company’s financial position or results of operations.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU (i) clarifies the scope of the nonfinancial asset guidance and the derecognition of certain businesses and nonprofit activities, (ii) eliminates the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersedes the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest and (iii) provides guidance on the accounting of partial sales of nonfinancial assets and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The new standard allows for either a retrospective or modified retrospective approach. The Company adopted the new standard as of January 1, 2018 using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. See "Revenue and Gain Recognition" above for additional discussion of the impact of adopting the guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief. ASU 2016-02 provides for transition relief, which includes not electing to (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. Subsequently, the FASB issued ASU 2018-01 which provides further transition relief by including an option to not evaluate land easements that exist or have expired prior to the date of adoption under ASC 842. The Company anticipates adoption of the standard to have a material impact on its financial position resulting from the recognition of the right to use asset and corresponding lease obligation for its long-term ground leases, currently accounted for as operating leases. The Company will continue to assess the impact of the new standard.

Change in Accounting Principle

As of October 1, 2017, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires statements of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and was adopted retrospectively. The prior period amounts that have been impacted by the new guidance and retrospectively adjusted include (i) an increase in cash in operating escrows (cash provided by operating activities), (ii) an increase in cash in deposit escrows (cash provided by investing activities) and (iii) repayments of mortgage notes payable, including prepayment penalties (cash used in financing activities), located on the Consolidated Statements of Cash Flows.

The following tables present the impact of the change in accounting principle to the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 (dollars in thousands):

	3/31/2017 (as previously reported)	Impact of ASU 2016-18	3/31/2017 (as adjusted and currently reported)

Net cash provided by operating activities	$293,462	$6,433	$299,895
Net cash used in investing activities	(235,347)	126,467	(108,880)
Net cash used in financing activities	(151,404)	(868)	(152,272)

Net (decrease) increase in cash, cash equivalents	(93,289)	93,289	—
Net increase in cash, cash equivalents and restricted cash	—	38,743	38,743

Cash, cash equivalents, beginning of period	214,994	(214,994)	—
Cash, cash equivalents and restricted cash, beginning of period	—	329,977	329,977
Cash, cash equivalents, end of period	$121,705	—	—
Cash, cash equivalents and restricted cash, end of period		$247,015	$368,720

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $13,164,000 and $17,821,000 for the three months ended March 31, 2018 and 2017, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of March 31, 2018 and December 31, 2017 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2018 and December 31, 2017, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	3/31/2018	12/31/2017

Fixed rate unsecured notes (1)	$5,650,000	$5,350,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	566,091	593,987
Variable rate mortgage notes payable - conventional and tax-exempt (2)	909,788	910,326
Total mortgage notes payable, unsecured notes and Term Loans	7,675,879	7,404,313
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,675,879	$7,404,313
_____________________________________

(1)
Balances at March 31, 2018 and December 31, 2017 exclude $11,039 and $10,850, respectively, of debt discount, and $38,328 and $36,386, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at March 31, 2018 and December 31, 2017 exclude $16,328 and $16,351, respectively, of debt discount, and $10,729 and $11,256, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2018:

•
In February 2018, the Company repaid $15,174,000 of fixed rate debt secured by Avalon Oaks West in advance of its scheduled maturity date, incurring a charge of $426,000, consisting of a prepayment penalty of $152,000 and the non-cash write-off of unamortized deferred financing costs of $274,000.

•	In February 2018, the Company repaid $11,038,000 of fixed rate debt secured by AVA Pasadena at par in advance of its scheduled maturity date.

•
In March 2018, the Company issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $296,210,000. The notes mature in April 2048 and were issued at a 4.35% interest rate. The effective interest rate of the notes for the first 10 years is 3.97%, including the impact of an interest rate hedge and offering costs, and for the remainder of the term the effective interest rate will be 4.39%.

At March 31, 2018, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (2.71% at March 31, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility and had $43,352,000 and $47,315,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2018 and December 31, 2017, respectively.

In the aggregate, secured notes payable mature at various dates from April 2018 through July 2066, and are secured by certain apartment communities (with a net carrying value of $2,252,748,000, excluding communities classified as held for sale, as of March 31, 2018).

As of March 31, 2018, the Company has guaranteed a $100,000,000 secured note payable held by a wholly-owned subsidiary; such secured note payable is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.9% and 4.0% at March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 3.3% and 3.2% at March 31, 2018 and December 31, 2017, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2018 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2018	5,273	65,183	—	N/A
2019	4,443	114,721	—	N/A
2020	3,345	140,429	250,000	6.100%
			400,000	3.625%
2021	3,259	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	3,483	—	450,000	2.950%
			100,000	LIBOR + .90%
2023	3,713	—	350,000	4.200%
			250,000	2.850%
2024	3,950	—	300,000	3.500%
			150,000	LIBOR + 1.50%
2025	4,202	84,835	525,000	3.450%
			300,000	3.500%
2026	4,486	—	475,000	2.950%
			300,000	2.900%
2027	4,048	185,100	400,000	3.350%
Thereafter	135,148	682,417	350,000	3.900%
			300,000	4.150%
			450,000	3.200%
			300,000	4.350%
	$175,350	$1,300,529	$6,200,000

The Company was in compliance at March 31, 2018 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2018 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2017	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046
Net income attributable to common stockholders	—	—	141,643	—	141,643
Gain on cash flow hedges, net	—	—	—	11,501	11,501
Cash flow hedge losses reclassified to earnings	—	—	—	1,756	1,756
Change in redemption value of redeemable noncontrolling interest	—	—	(63)	—	(63)
Dividends declared to common stockholders	—	—	(203,166)	—	(203,166)
Issuance of common stock, net of withholdings	1	(12,286)	1,143	—	(11,142)
Amortization of deferred compensation	—	6,549	—	—	6,549
Balance at March 31, 2018	$1,382	$10,229,738	$128,166	$(24,162)	$10,335,124

As of March 31, 2018 and December 31, 2017, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2018, the Company:

i.	issued 566 common shares through the Company's dividend reinvestment plan;

ii.	issued 182,998 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iii.	withheld 67,609 common shares to satisfy employees' tax withholding and other liabilities; and

iv.	canceled 1,829 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the three months ended March 31, 2018 is not reflected on the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of March 31, 2018, there are no outstanding forward sales agreements. During the three months ended March 31, 2018, the Company had no sales under the program. As of March 31, 2018, the Company had $892,915,000 of shares remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of March 31, 2018, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures and joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The Company has an equity interest of 31.3% in AvalonBay Value Added Fund II, L.P. ("Fund II"), and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest based on the current returns earned by Fund II, which currently represents 40.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 60.0% of distributions. During 2017, Fund II sold its final apartment communities. During the three months ended March 31, 2018, the Company recognized income of $925,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	3/31/2018	12/31/2017
	(unaudited)	(unaudited)
Assets:
Real estate, net	$689,612	$695,077
Other assets	38,084	39,976
Total assets	$727,696	$735,053

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$523,008	$523,815
Other liabilities	13,406	10,540
Partners' capital	191,282	200,698
Total liabilities and partners' capital	$727,696	$735,053

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017
	(unaudited)
Rental and other income	$21,801	$28,642
Operating and other expenses	(8,305)	(11,094)
Gain on sale of communities	—	29,447
Interest expense, net	(5,618)	(6,948)
Depreciation expense	(5,880)	(7,327)
Net income	$1,998	$32,720

In conjunction with the formation of North Point II JV, LP ("AVA North Point") and the acquisition of Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $35,052,000 and $35,402,000 at March 31, 2018 and December 31, 2017, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that contains rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture, which represents a 100% interest in the rental apartments, and the venture partner owns the remaining 30.0% interest, which represents a 100% interest in the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs. The development of Avalon Brooklyn Bay was completed during the three months ended March 31, 2018. As of March 31, 2018, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the for-sale residential condominium units, in the amount of $41,976,000 for outstanding principal and interest, net of repayments, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. Beginning in 2018, the mortgage note is being repaid by the venture partner with the proceeds the venture partner receives from the sales of the residential condominium units. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $800,000 and $728,000 for the three months ended March 31, 2018 and 2017, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three months ended March 31, 2018 and 2017, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage, as discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2017, the Company recognized an impairment charge of $9,350,000 relating to a land parcel which the Company had acquired for development in 2004 and sold during 2017. This charge was determined as the excess of the Company's carrying basis over the expected sale price for the parcel, and is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three months ended March 31, 2018 and 2017.

Casualty Gains and Losses

During the three months ended March 31, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss, and an accrual for demolition and additional incident expenses of $3,120,000. The casualty loss was partially offset by $17,143,000 of property damage insurance proceeds, of which $4,545,000 was received during the three months ended March 31, 2017. The net casualty loss of $2,338,000 for the three months ended March 31, 2017 is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

At March 31, 2018, the Company had two communities that qualified as held for sale.

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

A reconciliation of NOI to net income for the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017
Net income	$141,590	$235,781
Indirect operating expenses, net of corporate income	18,082	16,297
Investments and investment management expense	1,643	1,321
Expensed acquisition, development and other pursuit costs, net of recoveries	800	728
Interest expense, net	55,113	49,295
Loss on extinguishment of debt, net	397	—
General and administrative expense	13,664	13,206
Equity in income of unconsolidated real estate entities	(1,740)	(16,672)
Depreciation expense	159,059	140,621
Income tax expense	—	20
Casualty and impairment loss (gain), net	(58)	11,688
Gain on sale of communities	—	(87,949)
Loss (gain) on other real estate transactions	47	(366)
Net operating income from real estate assets sold or held for sale	(2,144)	(8,101)
Net operating income	$386,453	$355,869

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017
Rental income from real estate assets sold or held for sale	$3,225	$12,706
Operating expenses from real estate assets sold or held for sale	(1,081)	(4,605)
Net operating income from real estate assets sold or held for sale	$2,144	$8,101

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at the beginning of the given calendar year. Therefore, each year the composition of communities within each business segment is adjusted. Accordingly, the amounts between years are not directly comparable. Segment information for total revenue and NOI for the three months ended March 31, 2018 and 2017 has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through March 31, 2018, or otherwise qualify as held for sale as of March 31, 2018, as described in Note 6, "Real Estate Disposition Activities." Segment information for gross real estate as of March 31, 2018 and 2017 has not been adjusted to exclude real estate assets that were sold or otherwise qualified as held for sale subsequent to the respective balance sheet dates.

	For the three months ended
	Total revenue	NOI	% NOI change from prior year	Gross real estate (1)
For the period ended March 31, 2018
Established
New England	$57,909	$37,643	1.8%	$1,973,203
Metro NY/NJ	104,096	71,921	0.9%	3,722,387
Mid-Atlantic	59,159	41,067	0.2%	2,233,711
Pacific Northwest	21,242	14,838	(0.6)%	725,487
Northern California	92,197	70,494	1.8%	3,017,863
Southern California	82,941	59,394	1.9%	2,842,685
Total Established	417,544	295,357	1.2%	14,515,336

Other Stabilized	71,203	47,265	N/A	3,036,815
Development / Redevelopment	67,934	43,831	N/A	4,321,466
Land Held for Development	N/A	N/A	N/A	136,771
Non-allocated (2)	886	N/A	N/A	98,368

Total	$557,567	$386,453	8.6%	$22,108,756

For the period ended March 31, 2017
Established
New England	$56,154	$36,180	1.0%	$1,875,024
Metro NY/NJ	85,760	58,938	2.9%	2,903,317
Mid-Atlantic	55,755	39,147	3.7%	2,062,311
Pacific Northwest	20,454	14,815	5.2%	731,537
Northern California	83,323	63,717	2.0%	2,815,589
Southern California	81,311	59,223	5.0%	3,005,810
Total Established	382,757	272,020	3.1%	13,393,588

Other Stabilized	70,116	48,943	N/A	3,032,689
Development / Redevelopment	55,547	34,906	N/A	4,276,266
Land Held for Development	N/A	N/A	N/A	103,954
Non-allocated (2)	1,200	N/A	N/A	112,987

Total	$509,620	$355,869	3.4%	$20,919,484
__________________________________

(1)	Does not include gross real estate assets held for sale of $153,151 as of March 31, 2018.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Detail of the outstanding awards and activity is presented below.

Information with respect to stock options granted under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan") and its Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three months ended March 31, 2018, is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2017	149,973	$126.77	7,778	$48.60
Exercised	—	—	—	—
Granted (1)	6,995	161.10	—	—
Forfeited	—	—	—	—
Options Outstanding, March 31, 2018	156,968	$128.30	7,778	$48.60
Options Exercisable, March 31, 2018	149,973	$126.77	7,778	$48.60
__________________________________

(1)
Options granted during the three months ended March 31, 2018, are a result of recipient elections to receive a portion of earned performance awards and time-vesting restricted stock in the form of stock options.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2017	251,770	$155.25
Granted (1)	100,501	155.31
Change in awards based on performance (2)	5,990	148.79
Converted to restricted stock or options	(88,477)	148.79
Forfeited	(1,271)	157.06
Outstanding at March 31, 2018	268,513	$157.25
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 61,746 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 38,755 performance awards.

(2)	Represents the change in the number of performance awards earned based on actual performance achievement for the performance period.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted in 2018 for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2018
Dividend yield	3.7%
Estimated volatility over the life of the plan (1)	11.8% - 18.7%
Risk free rate	1.86% - 2.46%
Estimated performance award value based on total shareholder return measure	$151.67
__________________________________

(1)	Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2018 for which achievement will be determined by using financial metrics, the compensation cost was based on the grant date fair value of $161.10, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2017	133,633	$172.33	233,928
Granted - restricted stock shares	94,701	161.32	88,297
Vested - restricted stock shares	(64,224)	171.20	(112,076)
Forfeited	(1,257)	168.68	(572)
Outstanding at March 31, 2018	162,853	$166.40	209,577

Total employee stock-based compensation cost recognized in income was $3,846,000 and $3,986,000 for the three months ended March 31, 2018 and 2017, respectively, and total capitalized stock-based compensation cost was $2,086,000 and $2,078,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was a total unrecognized compensation cost of $50,913,000 for unvested restricted stock and performance awards and $69,000 for unvested stock options, which does not include forfeitures, and is expected to be recognized over a weighted average period of 3.1 years and 0.4 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $886,000 and $1,200,000 during the three months ended March 31, 2018 and 2017, respectively. In addition, the Company has outstanding receivables associated with its property and construction management role of $4,265,000 and $2,449,000 as of March 31, 2018 and December 31, 2017, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $389,000 and $371,000 in the three months ended March 31, 2018 and 2017, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $189,000 and $525,000 on March 31, 2018 and December 31, 2017, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2018 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps

Notional balance	$688,044	$34,820
Weighted average interest rate (1)	3.2%	3.5%
Weighted average swapped/capped interest rate	6.5%	5.9%
Earliest maturity date	Aug 2018	Apr 2019
Latest maturity date	Sep 2022	Apr 2019
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During the three months ended March 31, 2018, in conjunction with the Company's March 2018 unsecured note issuance, the Company settled $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000. The Company has deferred the effective portion of the fair value change of these swaps in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the next 10 years. As of March 31, 2018, the Company has no outstanding forward interest rate swap agreements.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had one derivative designated as a cash flow hedge and 14 derivatives not designated as hedges at March 31, 2018. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2018 and 2017 were not material. During the three months ended March 31, 2018, the Company deferred $11,501,000 of gains for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017

Cash flow hedge losses reclassified to earnings	$1,756	$1,752

The Company anticipates reclassifying approximately $5,752,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of March 31, 2018 and 2017.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	3/31/2018
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$18	$—	$18	$—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,234)	(1,234)	—	—
Indebtedness
Unsecured notes	(5,585,598)	(5,585,598)	—	—
Secured notes payable and variable rate unsecured indebtedness	(1,817,732)	—	(1,817,732)	—
Total	$(7,407,791)	$(5,586,832)	$(1,817,714)	$(3,245)

	12/31/2017
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	2,270	—	2,270	—
Interest Rate Swaps - Liabilities	(1,171)	—	(1,171)	—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,338)	(1,338)	—	—
Indebtedness
Unsecured notes	(5,446,604)	(5,446,604)	—	—
Secured notes payable and variable rate unsecured indebtedness	(1,849,851)	—	(1,849,851)	—
Total	$(7,299,937)	$(5,447,942)	$(1,848,750)	$(3,245)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2018, the Company:

•	repaid $13,380,000 of 3.06% fixed rate debt secured by Avalon Andover at par at its maturity date; and

•
entered into an agreement to sell two operating communities containing an aggregate of 472 apartment homes and net real estate of $72,081,000 as of March 31, 2018, resulting in the communities qualifying as held for sale. The Company expects to complete the sales in the second quarter of 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2017 (the "Form 10-K").

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

First Quarter 2018 Highlights

•
Net income attributable to common stockholders for the three months ended March 31, 2018 was $141,643,000, a decrease of $94,232,000, or 39.9%, as compared to the prior year period. The decrease is primarily due to a decrease in real estate sales and related gains, coupled with increases in depreciation and interest expense, partially offset by an increase in NOI and a net casualty and impairment loss in the prior year period.

•
Established Communities NOI for the three months ended March 31, 2018 was $295,357,000, an increase of $3,645,000, or 1.2%, over the prior year period. This increase was driven by an increase in rental revenue of 2.4%, partially offset by an increase in operating expenses of 5.3% compared to the prior year period.

During the three months ended March 31, 2018, we completed the construction of three communities, containing 770 apartment homes for an aggregate total capitalized cost of $287,000,000. At March 31, 2018, we owned or held a direct or indirect interest in 18 communities under construction, which are expected to contain 5,774 apartment homes with a projected total capitalized cost of $2,697,000,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. In addition, as of March 31, 2018, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 9,268 apartment homes, and will be developed for an aggregate total capitalized cost of $3,724,000,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2018 and 2017, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2017, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of March 31, 2018, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes

Current Communities

Established Communities:
New England	34	8,145
Metro NY/NJ	40	11,690
Mid-Atlantic	27	9,465
Pacific Northwest	14	3,256
Northern California	37	11,033
Southern California	46	12,697
Total Established	198	56,286

Other Stabilized Communities:
New England	8	1,837
Metro NY/NJ	6	1,303
Mid-Atlantic	7	2,666
Pacific Northwest	2	860
Northern California	2	516
Southern California	10	2,680
Expansion Markets	2	622
Non Core	3	1,014
Total Other Stabilized	40	11,498

Lease-Up Communities	6	1,728

Redevelopment Communities (1)	15	6,260

Unconsolidated Communities	11	2,616

Total Current Communities	270	78,388

Development Communities (2)	18	5,774

Total Communities	288	84,162

Development Rights	28	9,268
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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2018 and 2017 follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017	$ Change	% Change

Revenue:
Rental and other income	$559,906	$521,126	$38,780	7.4%
Management, development and other fees	886	1,200	(314)	(26.2)%
Total revenue	560,792	522,326	38,466	7.4%

Expenses:
Direct property operating expenses, excluding property taxes	111,405	104,233	7,172	6.9%
Property taxes	59,896	52,930	6,966	13.2%
Total community operating expenses	171,301	157,163	14,138	9.0%

Corporate-level property management and other indirect operating expenses	18,976	17,490	1,486	8.5%
Investments and investment management expense	1,643	1,321	322	24.4%
Expensed acquisition, development and other pursuit costs, net of recoveries	800	728	72	9.9%
Interest expense, net	55,113	49,295	5,818	11.8%
Loss on extinguishment of debt, net	397	—	397	100.0%
Depreciation expense	159,059	140,621	18,438	13.1%
General and administrative expense	13,664	13,206	458	3.5%
Casualty and impairment (gain) loss, net	(58)	11,688	(11,746)	N/A (1)
Total other expenses	249,594	234,349	15,245	6.5%

Equity in income of unconsolidated real estate entities	1,740	16,672	(14,932)	(89.6)%
Gain on sale of communities	—	87,949	(87,949)	(100.0)%
(Loss) gain on other real estate transactions	(47)	366	(413)	N/A (1)
Income before income taxes	141,590	235,801	(94,211)	(40.0)%
Income tax expense	—	20	(20)	(100.0)%
Net income	141,590	235,781	(94,191)	(39.9)%

Net loss attributable to noncontrolling interests	53	94	(41)	(43.6)%

Net income attributable to common stockholders	$141,643	$235,875	$(94,232)	(39.9)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $94,232,000, or 39.9%, to $141,643,000 for the three months ended March 31, 2018 as compared to the prior year period. The decrease for the three months ended March 31, 2018 is primarily due to a decrease in real estate sales and related gains, coupled with increases in depreciation and interest expense, partially offset by an increase in NOI and a net casualty and impairment loss in the prior year period.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2018 and 2017 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2018	3/31/2017

Net income	$141,590	$235,781
Indirect operating expenses, net of corporate income	18,082	16,297
Investments and investment management expense	1,643	1,321
Expensed acquisition, development and other pursuit costs, net of recoveries	800	728
Interest expense, net	55,113	49,295
Loss on extinguishment of debt, net	397	—
General and administrative expense	13,664	13,206
Equity in income of unconsolidated real estate entities	(1,740)	(16,672)
Depreciation expense	159,059	140,621
Income tax expense	—	20
Casualty and impairment loss (gain), net	(58)	11,688
Gain on sale of real estate assets	—	(87,949)
Loss (gain) on other real estate transactions	47	(366)
Net operating income from real estate assets sold or held for sale	(2,144)	(8,101)
Net operating income	$386,453	$355,869

The NOI changes for the three months ended March 31, 2018, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2018

Established Communities	$3,645
Other Stabilized Communities	17,573
Development and Redevelopment Communities	9,366
Total	$30,584

Rental and other income increased in the three months ended March 31, 2018 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 72,562 apartment homes for the three months ended March 31, 2018, compared to 69,069 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,569 for the three months ended March 31, 2018 compared to $2,512 in the prior year period.

Established Communities — Rental revenue increased $9,769,000, or 2.4%, for the three months ended March 31, 2018 compared to the prior year period due to an increase in average rental rates of 2.5% to 2,570 per apartment home, partially offset by a decrease in economic occupancy of 0.1% to 96.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for approximately 24.9% of Established Community rental revenue for the three months ended March 31, 2018, and experienced an increase in rental revenue of 1.7% compared to the prior year period. Average rental rates increased 1.7% to $3,088 per apartment home, and economic occupancy remained consistent at 96.1% for the three months ended March 31, 2018, compared to the prior year period. We expect operating conditions in the Metro New York/New Jersey region to remain bifurcated between New York City and surrounding suburban submarkets in 2018. We believe elevated levels of new apartment deliveries in New York City are limiting our ability to increase rental rates, while surrounding suburban submarkets are more insulated from this new competition.

The Northern California region accounted for approximately 22.1% of Established Community rental revenue for the three months ended March 31, 2018, and experienced an increase in rental revenue of 2.3% compared to the prior year period. Average rental rates increased 2.1% to $2,876 per apartment home, and economic occupancy increased 0.2% to 96.8% for the three months ended March 31, 2018, compared to the prior year period. We expect operating conditions to remain challenged in the Northern California region in 2018 due to slower job growth and an increase in competition from new apartment deliveries.

The Southern California region accounted for approximately 19.9% of Established Community rental revenue for the three months ended March 31, 2018, and experienced an increase in rental revenue of 4.0% compared to the prior year period. Average rental rates increased 4.3% to $2,264 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 96.1% for the three months ended March 31, 2018, compared to the prior year period. We expect an increase in new apartment deliveries in Southern California in 2018 but believe strengthening job and income growth will continue to support a favorable operating environment.

The Mid-Atlantic region accounted for approximately 14.1% of Established Community rental revenue for the three months ended March 31, 2018, and experienced an increase in rental revenue of 0.7% compared to the prior year period.  Average rental rates increased 0.9% to $2,171 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.9% for the three months ended March 31, 2018, compared to the prior year period. We believe elevated levels of new apartment deliveries in the Mid-Atlantic region will limit our ability to increase rental rates in select submarkets in 2018.

The New England region accounted for approximately 13.9% of Established Community rental revenue for the three months ended March 31, 2018, and experienced an increase in rental revenue of 2.8% compared to the prior year period. Average rental rates increased 3.1% to $2,482 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 95.7% for the three months ended March 31, 2018, compared to the prior year period. We expect the operating environment in New England in 2018 to be more favorable in the suburban submarkets than in the urban submarkets due to higher levels of new apartment deliveries in the urban submarkets.

The Pacific Northwest region accounted for approximately 5.1% of Established Community rental revenue for the three months ended March 31, 2018, and experienced an increase in rental revenue of 3.6% compared to the prior year period. Average rental rates increased 3.7% to $2,252 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.3% for the three months ended March 31, 2018, compared to the prior year period. We expect strong job and income growth in 2018 in the Pacific Northwest region will continue to support a favorable operating environment.

Management, development and other fees decreased $314,000, or 26.2%, for the three months ended March 31, 2018 as compared to the prior year period. The decrease for the three months ended March 31, 2018 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund II and the U.S. Fund during the prior year.

Direct property operating expenses, excluding property taxes increased $7,172,000, or 6.9%, for the three months ended March 31, 2018 compared to the prior year period. The increase for the three months ended March 31, 2018 is primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $3,251,000, or 4.2%, for the three months ended March 31, 2018 compared to the prior year period. The increase for the three months ended March 31, 2018 is primarily due to increased compensation expense, property insurance and utility costs.

Property taxes increased $6,966,000, or 13.2%, for the three months ended March 31, 2018 compared to the prior year period. The increase for the three months ended March 31, 2018 is primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio and successful appeals in the prior year period.

For Established Communities, property taxes increased $2,922,000, or 7.5% for the three months ended March 31, 2018 compared to the prior year period. The increase for the three months ended March 31, 2018 is primarily due to increased assessments in the current year period and successful appeals in the prior year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). Massachusetts also has laws in place to limit property tax increases. We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $1,486,000, or 8.5%, for the three months ended March 31, 2018 compared to the prior year period. The increase for the three months ended March 31, 2018 is primarily due to advocacy contributions, spending on technology based solutions and increased compensation related costs in the current year period.

Investments and investment management expense increased by $322,000 or 24.4% due primarily to an increase in compensation expense.
Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs, which include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and disposition pursuits, and also includes costs related to abandoned acquisition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period.

Interest expense, net increased $5,818,000, or 11.8%, for the three months ended March 31, 2018 compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase for the three months ended March 31, 2018 is primarily due to a decrease in amounts of interest capitalized and an increase in outstanding unsecured indebtedness, partially offset by a decrease in secured indebtedness.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired, excluding costs related to debt secured by assets sold or held for sale.

Depreciation expense increased $18,438,000, or 13.1%, for the three months ended March 31, 2018 compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense ("G&A") increased $458,000, or 3.5%, for the three months ended March 31, 2018, compared to the prior year period. The increase for the three months ended March 31, 2018 is primarily due to legal settlement costs and related professional fees, partially offset by decreased sales and use tax expense.

Casualty and impairment (gain) loss, net for the three months ended March 31, 2017 consists of an impairment charge recognized for a land parcel we had acquired for development in 2004 and sold in July 2017, as well as the Maplewood casualty loss, which was partially offset by insurance proceeds.

Equity in income of unconsolidated real estate entities decreased $14,932,000 for the three months ended March 31, 2018, compared to the prior year period. The decrease for the three months ended March 31, 2018 is primarily due to gains on the sale of communities in various ventures, as well as recognition of income for the Company's promoted interest from Fund II, in the prior year period, and the resulting decreased NOI from the ventures in the current year period, due to disposition activity in 2017.

Gain on sale of communities decreased for the three months ended March 31, 2018 compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, costs, and promoted interests;

•	casualty and impairment losses or gains, net;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	advocacy contributions, representing payments to promote our business interests;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed acquisition costs related to business combinations; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2018	3/31/2017

Net income attributable to common stockholders	$141,643	$235,875
Depreciation - real estate assets, including joint venture adjustments	158,483	140,957
Distributions to noncontrolling interests	11	11
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(8,697)
Gain on sale of previously depreciated real estate	—	(87,949)
FFO attributable to common stockholders	300,137	280,197

Adjusting items:
Joint venture losses	—	266
Joint venture promote (1)	(925)	(6,765)
Impairment loss on real estate (2)	—	9,350
Casualty (gain) loss, net on real estate (3)	(58)	2,338
Lost NOI from casualty losses covered by business interruption insurance (4)	898	1,805
Loss on extinguishment of consolidated debt	397	—
Advocacy contributions	303	—
Severance related costs	370	124
Development pursuit and other write-offs	327	423
Loss (gain) on sale of other real estate transactions	47	(366)
Legal settlements	300	—
Core FFO attributable to common stockholders	$301,796	$287,372

Weighted average common shares outstanding - diluted	138,153,170	137,531,242

EPS per common share - diluted	$1.03	$1.72
FFO per common share - diluted	$2.17	$2.04
Core FFO per common share - diluted	$2.18	$2.09
_________________________

(1)	Amounts represent our promoted interest in Fund II.

(2)	Amount for the three months ended March 31, 2017 is composed of an impairment charge for a land parcel we had acquired for development in 2004 and sold in July 2017.

(3)	Amount for the three months ended March 31, 2017 is composed of $19,481 for the Maplewood casualty loss, partially offset by $17,143 of property damage insurance proceeds.

(4)
Amount for the three months ended March 31, 2018 relates to the Maplewood casualty loss in Q1 2017, for which the Company recognized $3,495 in business interruption insurance proceeds in Q3 2017. Amount for the three months ended March 31, 2017 relates to the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in Q1 2016.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended
	3/31/2018	3/31/2017 (1)
Net cash provided by operating activities	$315,913	$299,895
Net cash used in investing activities	$(319,280)	$(108,880)
Net cash provided by (used in) financing activities	$72,868	$(152,272)
_________________________

(1)
Amounts for 2017 reflect retrospective adjustments to the Condensed Consolidated Statements of Cash Flows discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies, Change in Accounting Principle," of the Condensed Consolidated Financial Statements included elsewhere in this report.

Liquidity and Capital Resources

We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost effective alternative available and our desire to maintain a balance sheet that provides us with flexibility. Our principal short-term liquidity needs are to fund:

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

We had cash and cash equivalents and restricted cash of $271,407,000 at March 31, 2018, an increase of $69,501,000 from $201,906,000 at December 31, 2017. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $315,913,000 for the three months ended March 31, 2018 from $299,895,000 for the three months ended March 31, 2017. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $319,280,000 for the three months ended March 31, 2018. The net cash used was primarily due to:

•	investment of $301,299,000 in the development and redevelopment of communities; and

•	capital expenditures of $16,975,000 for our operating communities and non-real estate assets.

Financing Activities — Net cash provided by financing activities totaled $72,868,000 for the three months ended March 31, 2018.  The net cash provided by was primarily due to:

•	proceeds from the issuance of unsecured notes in the amount of $299,442,000, less deferred financing costs for the issuance activity of $3,244,000.

This amount is partially offset by:

•	payment of cash dividends in the amount of $195,999,000; and

•	the repayment of secured notes in the amount of $28,584,000.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (2.73% at April 30, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $138,000,000 outstanding under the Credit Facility and had $42,352,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2018.

Financial Covenants

We are subject to financial and other covenants contained in the Credit Facility, the Term Loans and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.

We were in compliance with these covenants at March 31, 2018.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of April 30, 2018, there are no outstanding forward sales agreements. As of April 30, 2018, we had $892,915,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three months ended March 31, 2018, in conjunction with our March 2018 unsecured note issuance, we settled $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000. As of March 31, 2018, we have no outstanding forward interest rate swap agreements.

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

The following debt activity occurred during the three months ended March 31, 2018:

•
In February 2018, we repaid $15,174,000 of fixed rate debt secured by Avalon Oaks West in advance of its scheduled maturity date, incurring a charge of $426,000, consisting of a prepayment penalty of $152,000 and the non-cash write-off of unamortized deferred financing costs of $274,000.

•	In February 2018, we repaid $11,038,000 of fixed rate debt secured by AVA Pasadena at par in advance of its scheduled maturity date.

•
In March 2018, we issued $300,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $296,210,000. The notes mature in April 2048 and were issued at a 4.35% interest rate. The effective interest rate of the notes for the first 10 years is 3.97%, including the impact of an interest rate hedge and offering costs, and for the remainder of the term the effective interest rate will be 4.39%.

In addition, in April 2018, we repaid $13,380,000 of fixed rate debt secured by Avalon Andover at par at its maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2018 and December 31, 2017 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	3/31/2018	2018	2019	2020	2021	2022	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Oaks West	7.55%	Apr-2043	(3)	$15,213	$—	$—	$—	$—	$—	$—	$—
Avalon at Chestnut Hill	6.16%	Oct-2047		38,097	37,966	405	566	596	629	663	35,107
Avalon Westbury	3.81%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				115,510	100,166	405	566	596	629	663	97,307

Variable rate
Eaves Mission Viejo	2.40%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	2.39%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.72%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.74%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	4.27%	Nov-2037	(5)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	3.18%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	4.02%	May-2046	(4)	100,000	100,000	—	—	—	345	405	99,250
Avalon Clinton North	3.27%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.27%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.18%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	3.16%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.90%	Apr-2028	(5)	44,410	44,410	—	—	—	—	—	44,410
				801,495	801,495	—	—	—	345	405	800,745
Conventional loans
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	250,000	—	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	250,000	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	450,000	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.80%	Jul-2033		15,579	15,439	437	619	663	710	760	12,250
Avalon Walnut Creek	4.00%	Jul-2066		3,557	3,557	—	—	—	—	—	3,557
AVA Pasadena	4.06%	Jun-2018	(3)	11,073	—	—	—	—	—	—	—
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		29,533	29,397	398	564	591	27,844	—	—
Avalon Westbury	4.88%	Nov-2036	(4)	16,450	16,120	1,025	1,430	1,495	1,575	1,655	8,940
Avalon San Bruno III	3.18%	Jun-2020		53,315	53,007	918	1,264	50,825	—	—	—
Avalon Andover	3.28%	Apr-2018	(6)	13,498	13,410	13,410	—	—	—	—	—
Avalon Natick	3.14%	Apr-2019		13,831	13,745	263	13,482	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	67,904	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		68,637	68,246	1,162	67,084	—	—	—	—
				5,828,477	6,115,925	17,613	84,443	771,478	280,129	452,415	4,509,847

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	3/31/2018	2018	2019	2020	2021	2022	Thereafter
Variable rate
Avalon Calabasas	2.41%	Aug-2018	(5)	52,092	51,773	51,773	—	—	—	—	—
Avalon Natick	3.50%	Apr-2019	(5)	35,039	34,820	665	34,155	—	—	—	—
Archstone Lexington	3.49%	Oct-2020		21,700	21,700	—	—	21,700	—	—	—
Term Loan - $100 million	2.74%	Feb-2022		100,000	100,000	—	—	—	—	100,000	—
Term Loan - $150 million	3.28%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	2.03%	Jan-2021		300,000	300,000	—	—	—	300,000	—	—
				658,831	658,293	52,438	34,155	21,700	300,000	100,000	150,000

Total indebtedness - excluding Credit Facility				$7,404,313	$7,675,879	$70,456	$119,164	$793,774	$581,103	$553,483	$5,557,899
_________________________

(1)	Rates are given as of March 31, 2018 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $49,367 and $47,236 as of March 31, 2018 and December 31, 2017, respectively, and deferred financing costs and debt discount associated with secured notes of $27,057 and $27,607 as of March 31, 2018 and December 31, 2017, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	In February 2018, we repaid this borrowing in advance of its scheduled maturity date.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	In April 2018, we repaid this borrowing at par at its scheduled maturity date.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2018, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2018 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of March 31, 2018, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures, Fund II, which sold its final apartment community in 2017, and joint ventures formed with Equity Residential as part of the Archstone acquisition. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2018, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

U.S. Fund
1. Avalon Studio 4121 - Studio City, CA		149	$57,080	$28,763	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (4)		205	77,186	51,300	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,364	28,911	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	97,117	56,048	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	80,098	43,442	Fixed	3.74%	Sep 2022
6. Avalon Kirkland at Carillon - Kirkland, WA		131	60,716	28,240	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,077	429,561	236,704		3.16%

AC JV
1. Avalon North Point - Cambridge, MA (5)		426	188,153	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (5)		392	86,376	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	301,334	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,246	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,384	22,621	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,630	125,621		3.27%

Total Unconsolidated Investments		2,616	$875,525	$524,625		4.06%
_____________________________

(1)	Represents total capitalized cost as of March 31, 2018.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2018.

(4)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(5)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of March 31, 2018, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2018, we owned or held a direct or indirect interest in 18 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,774 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,697,000,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Maplewood (4) Maplewood, NJ	235	66	Q4 2015	Q4 2017	Q2 2018	Q4 2018
2.	AVA Wheaton Wheaton, MD	319	77	Q4 2015	Q3 2017	Q2 2018	Q4 2018
3.	Avalon Dogpatch San Francisco, CA	326	203	Q4 2015	Q3 2017	Q2 2018	Q4 2018
4.	AVA North Point (5) Cambridge, MA	265	114	Q2 2016	Q1 2018	Q3 2018	Q1 2019
5.	Avalon Boonton Boonton, NJ	350	91	Q3 2016	Q2 2019	Q1 2020	Q3 2020
6.	11 West 61st Street (6) New York, NY	172	604	Q4 2016	Q2 2019	Q4 2019	Q2 2020
7.	Avalon Belltown Towers (6) Seattle, WA	275	147	Q4 2016	Q3 2019	Q4 2019	Q2 2020
8.	Avalon Public Market Emeryville, CA	289	149	Q4 2016	Q4 2018	Q2 2019	Q4 2019
9.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q2 2019	Q1 2020	Q3 2020
10.	AVA Hollywood (6) Hollywood, CA	695	365	Q4 2016	Q2 2019	Q2 2020	Q4 2020
11.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
12.	Avalon at the Hingham Shipyard II Hingham, MA	190	64	Q2 2017	Q4 2018	Q2 2019	Q4 2019
13.	Avalon Piscataway Piscataway, NJ	360	89	Q2 2017	Q3 2018	Q2 2019	Q4 2019
14.	Avalon Sudbury Sudbury, MA	250	85	Q3 2017	Q2 2018	Q1 2019	Q3 2019
15.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
16.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q4 2019	Q2 2021	Q3 2021
17	Avalon Walnut Creek II Walnut Creek, CA	200	93	Q4 2017	Q3 2019	Q1 2020	Q2 2020
18.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
	Total	5,774	$2,697
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

(4)
In February 2017, a fire occurred at Maplewood. See Note 5, "Investments in Real Estate Entities - Casualty Gains and Losses," in the accompanying Condensed Consolidated Financial Statements for additional discussion related to the Maplewood casualty loss.

(5)
We are developing this project within an unconsolidated joint venture that was formed in July 2016, in which we own a 55.0% interest. The projected total capitalized cost above represents the total cost for the venture.

(6)
Development communities containing at least 10,000 square feet of retail space include 11 West 61st Street (67,000 square feet), Avalon Belltown Towers (11,000 square feet) and AVA Hollywood (19,000 square feet).

During the three months ended March 31, 2018, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	AVA NoMa Washington, D.C.	438	$144	373,828	$385
2.	Avalon Brooklyn Bay (2) Brooklyn, NY	180	97	149,881	$647
3.	Avalon Somers Somers, NY	152	46	179,401	$256
	Total	770	$287
__________________________________

(1)	Total capitalized cost is as of March 31, 2018. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)
We developed this project with a private development partner. We own the rental portion of the development on floors 3 through 19 and the partner owns the for-sale condominium portion of the development on floors 20 through 30. The information above represents only our portion of the project. We provided a construction loan to the development partner in the amount of $41,976,000 for outstanding principal and interest, net of repayments, as of March 31, 2018. The loan is being repaid with proceeds the venture partner receives from the sale of the condominium portion of the project.

We anticipate commencing the construction of seven apartment communities during the balance of 2018, which, if completed as expected, will contain 2,185 apartment homes and be constructed for a total capitalized cost of $767,000,000.

Redevelopment Communities

As of March 31, 2018, there were 15 communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $330,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2018. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Toluca Hills Los Angeles, CA	1,151	$79	Q1 2017	Q1 2019	Q3 2019
2.	Avalon Prudential Center II Boston, MA	266	19	Q1 2017	Q3 2019	Q1 2020
3.	Avalon Midtown West New York, NY	550	30	Q1 2017	Q2 2019	Q4 2019
4.	Avalon at Edgewater II (3) Edgewater, NJ	240	60	Q2 2017	Q4 2018	Q2 2019
5.	Avalon at Florham Park Florham Park, NJ	270	13	Q3 2017	Q3 2018	Q1 2019
6.	AVA Van Ness Washington, D.C.	269	20	Q3 2017	Q1 2019	Q3 2019
7.	Avalon Ballston Square Arlington, VA	714	25	Q4 2017	Q1 2019	Q3 2019
8.	Eaves Los Feliz Los Angeles, CA.	263	6	Q1 2018	Q4 2018	Q2 2019
9.	Eaves Seal Beach Seal Beach, CA	549	10	Q1 2018	Q4 2018	Q2 2019
10.	Avalon Walnut Ridge II Walnut Creek, CA	360	7	Q1 2018	Q4 2018	Q2 2019
11.	Eaves Redmond Campus Redmond, WA	422	17	Q1 2018	Q4 2018	Q2 2019
12.	Eaves Fairfax Towers Falls Church, VA	415	6	Q1 2018	Q2 2019	Q4 2019
13.	Avalon at Newton Highlands Newton, MA	294	12	Q1 2018	Q4 2018	Q2 2019
14.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q2 2020	Q4 2020
15.	Avalon Court Melville, NY	494	8	Q1 2018	Q3 2018	Q1 2019
	Total	6,500	$330
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that we expect the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-Q, and will be included upon completion.

Development Rights

At March 31, 2018, we had $136,771,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $39,369,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2018 includes $105,526,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,268 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 20 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for six Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. During the next 12 months we expect to commence construction of apartment communities on five of the Development Rights for which we currently own the land, with a carrying basis of $122,152,000. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the three months ended March 31, 2018, we incurred a charge of approximately $800,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable to be developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of March 31, 2018:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,380	$508
Metro NY/NJ	10	3,770	1,488
Mid-Atlantic	3	1,058	305
Pacific Northwest	1	272	80
Northern California	5	1,507	762
Southern California	3	1,281	581
Total	28	9,268	$3,724
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

Land Acquisitions

We acquired two land parcels for future development during the three months ended March 31, 2018 for an aggregate investment of $57,080,000 and have or anticipate starting construction on these parcels during the next twelve months.

Federal Income Tax Law Changes and Updates

The following discussion updates the disclosures under “Federal Income Tax Considerations and Consequences of Your Investment” in the prospectus dated February 23, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on February 23, 2018.

On March 23, 2018, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2018 (the “CAA”), which amended various provisions of the Code and implicate certain tax-related disclosures contained in the prospectus. As a result, the discussion under “Federal Income Tax Considerations and Consequences of Your Investment-U.S. Taxation of Non-U.S. Stockholders-Special FIRPTA Rules” on p. 68 of the prospectus is replaced with the following paragraphs:

Special FIRPTA Rules. To the extent our stock is held directly (or indirectly through one or more partnerships) by a "qualified shareholder," it will not be treated as a U.S. real property interest for such qualified shareholder. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a U.S. real property interest. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder's stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a U.S. real property interest will be treated as amounts realized from the disposition of U.S. real property interest. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an "applicable investor" is a person (other than a qualified shareholder) who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For FIRPTA purposes, a "qualified foreign pension fund" shall not be treated as a non-U.S. stockholder, and any entity all of the interests of which are held by an qualified foreign pension fund shall be treated as such a fund. A "qualified foreign pension fund" is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) a foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

In addition, the CAA clarified that for purposes of determining if a REIT is a “domestically controlled qualified investment entity” under FIRPTA, the presumption that generally a person holding less than 5% of a REIT’s class of stock that is regularly traded on an established securities market in the United States for five years has been, and will be, treated as a U.S. person applies for testing periods ending on or after December 18, 2015 (e.g., if a testing period ends on June 1, 2018, then the presumption applies for the entire five-year period starting on June 1, 2013).

The CAA also amended numerous Code provisions relating to the new rules applicable to federal income tax audits of partnerships effective for taxable years beginning after December 31, 2017 to provide that a broader range of partnership-related items may be adjusted on audit or in other tax proceedings.

Finally, the discussion under “Federal Income Tax Considerations and Consequences of Your Investment-U.S. Taxation of Non-U.S. Stockholders-Distributions by AvalonBay” on p. 66 and p. 67 of the prospectus is clarified to explain that the exception to FIPRTA for 10% or smaller holders may apply only if our common stock is regularly traded an established securities market located in the United States.

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1A. "Risk Factors" in this report, for further discussion of risks associated with forward-looking statements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements.  Our critical accounting policies consist primarily of the following: (i) principles of consolidation, (ii) cost capitalization, (iii) abandoned pursuit costs and asset impairment, (iv) REIT status and (v) acquisition of investments in real estate. Additionally, as discussed in this Form 10-Q in Note 1, "Organization, Basis and Presentation and Significant Accounting Policies - Revenue and Gain Recognition," to the accompanying Condensed Consolidated Financial Statements, as of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. There were no material changes to our critical accounting policies resulting from the adoption of this new standard. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management's Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2017.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. The Company implemented internal controls related to the revenue recognition process, but there were no significant changes to the internal control over financial reporting due to the adoption of this new standard.

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the class action settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster completed his evaluation of 17 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next month. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 18 of the 19 lawsuits representing approximately 143 individual plaintiffs filed in the Superior Court of New Jersey Bergen County - Law Division were previously scheduled for trial on January 2, 2018. In advance of this date, the Company was able to resolve all of these claims in principle which included approximately 50 units. The Company previously resolved litigated claims with another 10 units. There is currently one remaining lawsuit which was recently filed in the Superior Court of New Jersey, Bergen County - Law Division on behalf of one apartment unit. The Company believes it has meritorious defenses to the extent of damages claimed in that suit. There are also seven subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, one is pending in the Superior Court of New Jersey, Bergen County - Law Division, one has been amicably resolved in principle and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2018	—	$—	—	$200,000
February 1 - February 28, 2018	126	$161.10	—	$200,000
March 1 - March 31, 2018	67,483	$155.05	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

3(ii).3	—	Second Amendment to Amended and Restated Bylaws of the Company, dated November 9, 2017. (Incorporated by reference to Exhibit 3.2 to Form 8-K of the Company filed November 13, 2017.)
4.1	—
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
Indenture for Debt Securities, dated as of February 23, 2018, between the Company and The Bank of New York Mellon as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-223183), filed February 23, 2018.)

4.8	—	First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee. (Filed herewith.)
4.9	—
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to the prospectus contained in the Registration Statement on Form S-3DPOS of the Company (File No. 333-87063), filed February 23, 2018.)

10.1	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associations. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 22, 2018.)

10.2	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed February 22, 2018.)

10.3	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the weightings and metrics used in the award agreement) (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed February 22, 2018.)

10.4	—	2018 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed February 22, 2018.)
10.5	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.6	—	Form of Director Restricted Unit Agreement (deferred stock award). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
12.1	—	Statements re: Computation of Ratios. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 4, 2018	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 4, 2018	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)