Form 10-Q
period 2018-06-30
AVALONBAY COMMUNITIES INC
filed 2018-08-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

138,218,728 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2018.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2018	12/31/2017
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,188,479	$4,237,318
Buildings and improvements	15,686,169	15,708,666
Furniture, fixtures and equipment	648,858	615,288
	20,523,506	20,561,272
Less accumulated depreciation	(4,459,341)	(4,218,379)
Net operating real estate	16,064,165	16,342,893
Construction in progress, including land	1,525,123	1,306,300
Land held for development	130,802	68,364
Real estate assets held for sale, net	140,507	—
Total real estate, net	17,860,597	17,717,557

Cash and cash equivalents	101,565	67,088
Cash in escrow	248,332	134,818
Resident security deposits	34,474	32,686
Investments in unconsolidated real estate entities	165,421	163,475
Deferred development costs	41,617	45,819
Prepaid expenses and other assets	219,002	253,378
Total assets	$18,671,008	$18,414,821

LIABILITIES AND EQUITY
Unsecured notes, net	$6,152,243	$5,852,764
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,419,035	1,476,706
Dividends payable	203,472	196,094
Payables for construction	92,798	85,377
Accrued expenses and other liabilities	285,658	308,189
Accrued interest payable	51,506	43,116
Resident security deposits	61,505	58,473
Liabilities related to real estate assets held for sale	596	—
Total liabilities	8,266,813	8,020,719

Commitments and contingencies

Redeemable noncontrolling interests	6,007	6,056

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2018 and December 31, 2017; zero shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2018 and December 31, 2017; 138,218,259 and 138,094,154 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,382	1,381
Additional paid-in capital	10,240,447	10,235,475
Accumulated earnings less dividends	179,066	188,609
Accumulated other comprehensive loss	(22,707)	(37,419)
Total equity	10,398,188	10,388,046
Total liabilities and equity	$18,671,008	$18,414,821

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Revenue:
Rental and other income	$568,285	$529,414	$1,128,191	$1,050,539
Management, development and other fees	954	1,098	1,841	2,298
Total revenue	569,239	530,512	1,130,032	1,052,837

Expenses:
Operating expenses, excluding property taxes	131,759	126,687	263,784	249,730
Property taxes	59,994	53,566	119,891	106,497
Interest expense, net	56,585	50,102	111,698	99,397
Loss on extinguishment of debt, net	642	24,162	1,039	24,162
Depreciation expense	156,685	141,439	315,743	282,060
General and administrative expense	14,444	13,947	28,108	27,153
Expensed acquisition, development and other pursuit costs, net of recoveries	889	570	1,689	1,298
Casualty and impairment (gain) loss, net	—	—	(58)	11,688
Total expenses	420,998	410,473	841,894	801,985

Income before equity in income of unconsolidated real estate entities, gain on sale of communities and other real estate, and income taxes	148,241	120,039	288,138	250,852

Equity in income of unconsolidated real estate entities	789	1,146	2,529	17,819
Gain on sale of communities	105,201	44,067	105,201	132,016
Gain on other real estate transactions, net	370	—	323	366

Income before income taxes	254,601	165,252	396,191	401,053
Income tax expense	58	58	58	78

Net income	254,543	165,194	396,133	400,975
Net loss attributable to noncontrolling interests	119	31	172	125

Net income attributable to common stockholders	$254,662	$165,225	$396,305	$401,100

Other comprehensive income:
(Loss) gain on cash flow hedges	—	(16,158)	11,499	(16,013)
Cash flow hedge losses reclassified to earnings	1,455	1,781	3,213	3,534
Comprehensive income	$256,117	$150,848	$411,017	$388,621

Earnings per common share - basic:
Net income attributable to common stockholders	$1.84	$1.20	$2.87	$2.91

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.84	$1.20	$2.87	$2.91

Dividends per common share	$1.47	$1.42	$2.94	$2.84

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2018	6/30/2017
Cash flows from operating activities:
Net income	$396,133	$400,975
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	315,743	282,060
Amortization of deferred financing costs	4,042	3,873
Amortization of debt discount (premium)	849	(6,454)
Loss on extinguishment of debt, net	1,039	24,162
Amortization of stock-based compensation	10,127	9,658
Equity in loss (income) of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	3,143	(4,473)
Casualty and impairment (gain) loss, net	(58)	11,688
Abandonment of development pursuits	725	388
Cash flow hedge losses reclassified to earnings	3,213	3,534
Gain on sale of real estate assets	(105,524)	(141,079)
Increase in resident security deposits, prepaid expenses and other assets	(3,875)	(13,174)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(260)	4,498
Net cash provided by operating activities	625,297	575,656

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(604,540)	(495,868)
Capital expenditures - existing real estate assets	(37,081)	(22,415)
Capital expenditures - non-real estate assets	(1,896)	(6,334)
Proceeds from sale of real estate, net of selling costs	299,226	270,481
Insurance proceeds for property damage claims	58	6,192
Mortgage note receivable lending	(2,291)	(11,069)
Mortgage note receivable payment	27,511	—
Increase (decrease) in payables for construction	7,421	(6,463)
Distributions from unconsolidated real estate entities	2,013	21,852
Investments in unconsolidated real estate entities	(7,102)	(10,100)
Net cash used in investing activities	(316,681)	(253,724)

Cash flows from financing activities:
Issuance of common stock, net	833	110,033
Dividends paid	(399,070)	(380,723)
Net borrowings under unsecured credit facility	—	105,000
Issuance of mortgage notes payable	—	185,100
Repayments of mortgage notes payable, including prepayment penalties	(59,314)	(1,287,048)
Issuance of unsecured notes	299,442	948,616
Payment of deferred financing costs	(3,345)	(11,466)
Payment of capital lease obligation	(535)	(18,422)
Receipts for termination of forward interest rate swaps	12,598	391
Payments related to tax withholding for share-based compensation	(10,524)	(10,441)
Distributions to DownREIT partnership unitholders	(22)	(21)
Contributions from joint venture and profit-sharing partners	—	1,038
Distributions to joint venture and profit-sharing partners	(208)	(213)
Preferred interest obligation redemption and dividends	(480)	(600)
Net cash used in financing activities	(160,625)	(358,756)

Net increase (decrease) in cash and cash equivalents	147,991	(36,824)

Cash and cash equivalents and restricted cash, beginning of period	201,906	329,977
Cash and cash equivalents and restricted cash, end of period	$349,897	$293,153

Cash paid during the period for interest, net of amount capitalized	$95,204	$102,624
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the six months ended
	6/30/2018	6/30/2017
Cash and cash equivalents	$101,565	$53,477
Cash in escrow	248,332	239,676
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$349,897	$293,153

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2018:

•
As described in Note 4, "Equity," 186,382 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,085 shares valued at $15,837,000 were issued in connection with new stock grants; 1,135 shares valued at $190,000 were issued through the Company's dividend reinvestment plan; 67,854 shares valued at $10,524,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,434 restricted shares with an aggregate value of $648,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $203,472,000.

•
The Company recorded an increase of $354,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

•	The Company reclassified $3,213,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the six months ended June 30, 2017:

•
The Company issued 201,314 shares of common stock as part of the Company's stock-based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 72,832 shares valued at $13,079,000 were issued in connection with new stock grants; 1,828 shares valued at $331,000 were issued through the Company's dividend reinvestment plan; 59,019 shares valued at $10,496,000 were withheld to satisfy employees' tax withholding and other liabilities; and 2,211 restricted shares with an aggregate value of $381,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At June 30, 2018, the Company owned or held a direct or indirect ownership interest in 268 operating apartment communities containing 77,995 apartment homes in 12 states and the District of Columbia, of which 16 communities containing 6,536 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,048 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 25 communities that, if developed as expected, will contain an estimated 8,511 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2017 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Basic and diluted shares outstanding
Weighted average common shares - basic	137,840,045	137,580,677	137,802,461	137,326,204
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	367,465	584,974	374,334	519,921
Weighted average common shares - diluted	138,215,010	138,173,151	138,184,295	137,853,625

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$254,662	$165,225	$396,305	$401,100
Net income allocated to unvested restricted shares	(727)	(468)	(1,167)	(1,122)
Net income attributable to common stockholders, adjusted	$253,935	$164,757	$395,138	$399,978

Weighted average common shares - basic	137,840,045	137,580,677	137,802,461	137,326,204

Earnings per common share - basic	$1.84	$1.20	$2.87	$2.91

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$254,662	$165,225	$396,305	$401,100
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	10	22	21
Adjusted net income attributable to common stockholders	$254,673	$165,235	$396,327	$401,121

Weighted average common shares - diluted	138,215,010	138,173,151	138,184,295	137,853,625

Earnings per common share - diluted	$1.84	$1.20	$2.87	$2.91

All options to purchase shares of common stock outstanding as of June 30, 2018 and 2017 are included in the computation of diluted earnings per share.

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

Legal and Other Contingencies

Edgewater Casualty Loss

In January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed and is currently being reconstructed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired.

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of the initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster has completed his evaluation of 25 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next two months. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 18 of the 19 lawsuits representing approximately 143 individual plaintiffs filed in the Superior Court of New Jersey Bergen County - Law Division were previously scheduled for trial on January 2, 2018. In advance of this date, the Company was able to resolve all of these claims in principle which included approximately 50 units. The Company previously resolved litigated claims with another 10 units. There is currently one remaining lawsuit which was recently filed in the Superior Court of New Jersey, Bergen County - Law Division on behalf of one apartment unit. The Company believes it has meritorious defenses to the extent of damages claimed in that suit. There are also seven subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, two have been amicably resolved in principle and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

Reclassifications

Certain reclassifications have been made to amounts in prior years' notes to financial statements to conform to current year presentations as a result of changes in held for sale classification, disposition activity and segment classification.

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 7, “Segment Reporting,” for the three and six months ended June 30, 2018 and 2017. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through June 30, 2018, or otherwise qualify as held for sale as of June 30, 2018, as described in Note 6, "Real Estate Disposition Activities," (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended June 30, 2018
Management, development and other fees	$—	$—	$—	$954	$954
Rental and non-rental related income (2)	2,730	1,437	521	—	4,688
Total non-lease revenue (3)	2,730	1,437	521	954	5,642

Lease income (4)	417,827	67,531	71,461	—	556,819

Total revenue	$420,557	$68,968	$71,982	$954	$562,461

For the period ended June 30, 2017
Management, development and other fees	$—	$—	$—	$1,098	$1,098
Rental and non-rental related income (2)	2,804	1,440	330	—	4,574
Total non-lease revenue (3)	2,804	1,440	330	1,098	5,672

Lease income (4)	407,284	47,858	54,560	—	509,702

Total revenue	$410,088	$49,298	$54,890	$1,098	$515,374

	For the six months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended June 30, 2018
Management, development and other fees	$—	$—	$—	$1,841	$1,841
Rental and non-rental related income (2)	5,120	3,233	926	—	9,279
Total non-lease revenue (3)	5,120	3,233	926	1,841	11,120

Lease income (4)	831,210	133,470	138,991	—	1,103,671

Total revenue	$836,330	$136,703	$139,917	$1,841	$1,114,791

For the period ended June 30, 2017
Management, development and other fees	$—	$—	$—	$2,298	$2,298
Rental and non-rental related income (2)	5,124	3,088	646	—	8,858
Total non-lease revenue (3)	5,124	3,088	646	2,298	11,156

Lease income (4)	810,973	89,871	107,639	—	1,008,483

Total revenue	$816,097	$92,959	$108,285	$2,298	$1,019,639
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2018.

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

Change in Accounting Principle

As of October 1, 2017, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires statements of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and was adopted retrospectively. The prior period amounts that have been impacted by the new guidance and retrospectively adjusted include (i) an increase in cash in operating escrows (cash provided by operating activities), (ii) an increase in cash in deposit escrows (cash used in investing activities) and (iii) repayments of mortgage notes payable, including prepayment penalties (cash used in financing activities), located on the Condensed Consolidated Statements of Cash Flows.

The following tables present the impact of the change in accounting principle to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 (dollars in thousands):

	6/30/2017 (as previously reported)	Impact of ASU 2016-18	6/30/2017 (as adjusted and currently reported)

Net cash provided by operating activities	$562,360	$13,296	$575,656
Net cash used in investing activities	(366,614)	112,890	(253,724)
Net cash used in financing activities	(357,263)	(1,493)	(358,756)

Net (decrease) increase in cash, cash equivalents	(161,517)	161,517	—
Net increase in cash, cash equivalents and restricted cash	—	(36,824)	(36,824)

Cash, cash equivalents, beginning of period	214,994	(214,994)	—
Cash, cash equivalents and restricted cash, beginning of period	—	329,977	329,977
Cash, cash equivalents, end of period	$53,477	—	—
Cash, cash equivalents and restricted cash, end of period		$239,676	$293,153

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $14,567,000 and $17,279,000 for the three months ended June 30, 2018 and 2017, respectively, and $27,731,000 and $35,100,000 for the six months ended June 30, 2018 and 2017, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of June 30, 2018 and December 31, 2017 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2018 and December 31, 2017, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	6/30/2018	12/31/2017

Fixed rate unsecured notes (1)	$5,650,000	$5,350,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	535,869	593,987
Variable rate mortgage notes payable - conventional and tax-exempt (2)	909,568	910,326
Total mortgage notes payable, unsecured notes and Term Loans	7,645,437	7,404,313
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,645,437	$7,404,313
_____________________________________

(1)
Balances at June 30, 2018 and December 31, 2017 exclude $10,666 and $10,850, respectively, of debt discount, and $37,091 and $36,386, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2018 and December 31, 2017 exclude $16,271 and $16,351, respectively, of debt discount, and $10,131 and $11,256, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2018:

•
In February 2018, the Company repaid $15,174,000 principal amount of 6.60% fixed rate debt secured by Avalon Oaks West in advance of its scheduled maturity date, incurring a charge of $426,000, consisting of a prepayment penalty of $152,000 and the non-cash write-off of unamortized deferred financing costs of $274,000.

•	In February 2018, the Company repaid $11,038,000 principal amount of 4.61% fixed rate debt secured by AVA Pasadena at par in advance of its scheduled maturity date.

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

•	In April 2018, the Company repaid $13,380,000 principal amount of 3.06% fixed rate debt secured by Avalon Andover at par at its scheduled maturity date.

•
In June 2018, the Company repaid $15,295,000 principal amount of 6.90% fixed rate debt secured by Avalon Orchards in advance of its scheduled maturity date, incurring a charge of $635,000, consisting of a prepayment penalty of $282,000 and the non-cash write-off of unamortized deferred financing costs of $353,000.

At June 30, 2018, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (2.92% at June 30, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility and had $42,652,000 and $47,315,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2018 and December 31, 2017, respectively.

In the aggregate, secured notes payable mature at various dates from August 2018 through July 2066, and are secured by certain apartment communities (with a net carrying value of $2,210,958,000, excluding communities classified as held for sale, as of June 30, 2018).

As of June 30, 2018, the Company has guaranteed a wholly-owned subsidiary's $100,000,000 secured note payable that is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 4.0% at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was both 3.2% at June 30, 2018 and December 31, 2017, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2018 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2018	3,568	51,449	—	N/A
2019	3,824	114,722	—	N/A
2020	2,682	140,430	250,000	6.100%
			400,000	3.625%
2021	2,549	27,843	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	2,723	—	450,000	2.950%
			100,000	LIBOR + .90%
2023	2,899	—	350,000	4.200%
			250,000	2.850%
2024	3,077	—	300,000	3.500%
			150,000	LIBOR + 1.50%
2025	3,268	84,835	525,000	3.450%
			300,000	3.500%
2026	3,485	—	475,000	2.950%
			300,000	2.900%
2027	2,973	185,100	400,000	3.350%
Thereafter	127,593	682,417	350,000	3.900%
			300,000	4.150%
			450,000	3.200%
			300,000	4.350%
	$158,641	$1,286,796	$6,200,000

The Company was in compliance at June 30, 2018 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2018 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2017	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046
Net income attributable to common stockholders	—	—	396,305	—	396,305
Gain on cash flow hedges, net	—	—	—	11,499	11,499
Cash flow hedge losses reclassified to earnings	—	—	—	3,213	3,213
Change in redemption value of redeemable noncontrolling interest	—	—	(354)	—	(354)
Dividends declared to common stockholders	—	—	(406,638)	—	(406,638)
Issuance of common stock, net of withholdings	1	(11,659)	1,144	—	(10,514)
Amortization of deferred compensation	—	16,631	—	—	16,631
Balance at June 30, 2018	$1,382	$10,240,447	$179,066	$(22,707)	$10,398,188

As of June 30, 2018 and December 31, 2017, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2018, the Company:

i.	issued 2,263 shares of common stock in connection with stock options exercised;

ii.	issued 1,135 common shares through the Company's dividend reinvestment plan;

iii.	issued 186,382 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	withheld 67,854 common shares to satisfy employees' tax withholding and other liabilities;

v.	issued 6,613 common shares through the Employee Stock Purchase Plan; and

vi.	canceled 4,434 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the six months ended June 30, 2018 is not reflected on the accompanying Condensed Consolidated Balance Sheet as of June 30, 2018, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of June 30, 2018, there are no outstanding forward sales agreements. During the three and six months ended June 30, 2018, the Company had no sales under the program. As of June 30, 2018, the Company had $892,915,000 of shares remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of June 30, 2018, the Company had investments in five unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 31.3%, excluding development joint ventures and joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The Company has an equity interest of 31.3% in AvalonBay Value Added Fund II, L.P. ("Fund II"), and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest based on the current returns earned by Fund II, which currently represents 40.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 60.0% of distributions. During 2017, Fund II sold its final apartment communities. During the six months ended June 30, 2018, the Company recognized income of $925,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	6/30/2018	12/31/2017
	(unaudited)	(unaudited)
Assets:
Real estate, net	$684,423	$695,077
Other assets	35,006	39,976
Total assets	$719,429	$735,053

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$521,950	$523,815
Other liabilities	11,857	10,540
Partners' capital	185,622	200,698
Total liabilities and partners' capital	$719,429	$735,053

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
	(unaudited)		(unaudited)
Rental and other income	$21,916	$26,789	$43,717	$55,432
Operating and other expenses	(8,104)	(9,914)	(16,409)	(21,009)
Gain on sale of communities	—	—	—	29,447
Interest expense, net	(5,571)	(6,600)	(11,189)	(13,548)
Depreciation expense	(5,894)	(6,795)	(11,774)	(14,122)
Net income	$2,347	$3,480	$4,345	$36,200

In conjunction with the formation of North Point II JV, LP ("AVA North Point") and the acquisition of Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $34,702,000 and $35,402,000 at June 30, 2018 and December 31, 2017, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that contains rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture, which represents a 100% interest in the rental apartments, and the venture partner owns the remaining 30.0% interest, which represents a 100% interest in the for-sale residential condominium units. The Company is responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs. The development of Avalon Brooklyn Bay was completed during the six months ended June 30, 2018. The Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units, in the amount of $19,813,000 as of June 30, 2018, for outstanding principal and interest, net of repayments, and $44,831,000 as of December 31, 2017, for outstanding principal and interest. These amounts are reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. Beginning in 2018, the mortgage note is being repaid by the venture partner with the proceeds the venture partner receives from the sales of the residential condominium units. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

Expensed Acquisition, Development and Other Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights and costs for pursuits where development is not yet considered probable, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $889,000 and $570,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,689,000 and $1,298,000 for the six months ended June 30, 2018 and 2017, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three and six months ended June 30, 2018 and 2017, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage, as discussed below.

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

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three and six months ended June 30, 2018 and 2017.

Casualty Gains and Losses

During the six months ended June 30, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss, and an accrual for demolition and additional incident expenses of $3,120,000. The casualty loss was partially offset by $17,143,000 of property damage insurance proceeds, of which $1,647,000 and $6,192,000 were received during the three and six months ended June 30, 2017. The net casualty loss of $2,338,000 for the six months ended June 30, 2017 is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2018:

•
In May 2018, the Company sold Avalon Blue Hills and Avalon Canton at Blue Hills, located in Randolph, MA, and Canton, MA, respectively, containing an aggregate of 472 apartment homes for $131,250,000. The Company's gain on disposition was $57,666,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In May 2018, the Company sold Eaves North Quincy, located in Quincy, MA, containing 224 apartment homes for $64,250,000. The Company's gain on disposition was $18,055,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In June 2018, the Company sold Avalon Anaheim Stadium, located in Anaheim, CA, containing 251 apartment homes for $111,600,000. The Company's gain on disposition was $29,490,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The sale of Avalon Anaheim Stadium is anticipated to be part of a tax deferred exchange under which the Company has restricted the cash proceeds in an escrow account, classified as cash in escrow on the accompanying Condensed Consolidated Balance Sheet.

At June 30, 2018, the Company had one community that qualified as held for sale.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, gain on other real estate transactions, net and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and six months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Net income	$254,543	$165,194	$396,133	$400,975
Indirect operating expenses, net of corporate income	18,913	16,423	36,996	32,720
Investments and investment management expense	1,529	1,455	3,172	2,776
Expensed acquisition, development and other pursuit costs, net of recoveries	889	570	1,689	1,298
Interest expense, net	56,585	50,102	111,698	99,397
Loss on extinguishment of debt, net	642	24,162	1,039	24,162
General and administrative expense	14,444	13,947	28,108	27,153
Equity in income of unconsolidated real estate entities	(789)	(1,146)	(2,529)	(17,819)
Depreciation expense	156,685	141,439	315,743	282,060
Income tax expense	58	58	58	78
Casualty and impairment (gain) loss, net	—	—	(58)	11,688
Gain on sale of communities	(105,201)	(44,067)	(105,201)	(132,016)
Gain on other real estate transactions, net	(370)	—	(323)	(366)
Net operating income from real estate assets sold or held for sale	(4,442)	(9,727)	(9,900)	(21,493)
Net operating income	$393,486	$358,410	$776,625	$710,613

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017
Rental income from real estate assets sold or held for sale	$6,778	$15,138	$15,241	$33,198
Operating expenses from real estate assets sold or held for sale	(2,336)	(5,411)	(5,341)	(11,705)
Net operating income from real estate assets sold or held for sale	$4,442	$9,727	$9,900	$21,493

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2018. Segment information for the three and six months ended June 30, 2018 and 2017 has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through June 30, 2018, or otherwise qualify as held for sale as of June 30, 2018, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2018
Established
New England	$58,571	$38,354	$116,480	$75,997	$1,977,465
Metro NY/NJ	105,246	72,913	209,342	144,835	3,726,001
Mid-Atlantic	60,192	41,759	119,351	82,826	2,236,706
Pacific Northwest	21,352	15,234	42,594	30,072	726,279
Northern California	91,487	70,342	181,913	139,400	2,978,830
Southern California	83,709	60,473	166,650	119,867	2,845,699
Total Established	420,557	299,075	836,330	592,997	14,490,980

Other Stabilized	68,968	47,264	136,703	92,650	2,833,892
Development / Redevelopment	71,982	47,147	139,917	90,978	4,625,227
Land Held for Development	N/A	N/A	N/A	N/A	130,802
Non-allocated (2)	954	N/A	1,841	N/A	98,530

Total	$562,461	$393,486	$1,114,791	$776,625	$22,179,431

For the period ended June 30, 2017
Established
New England	$57,137	$36,762	$113,483	$73,733	$1,962,635
Metro NY/NJ	103,694	72,027	206,077	143,323	3,612,725
Mid-Atlantic	59,104	40,331	117,819	81,314	2,225,022
Pacific Northwest	20,825	15,010	41,302	29,940	722,654
Northern California	89,133	68,608	177,517	136,437	2,961,569
Southern California	80,195	57,999	159,899	116,309	2,832,453
Total Established	410,088	290,737	816,097	581,056	14,317,058

Other Stabilized	49,298	32,019	92,959	59,438	2,400,217
Development / Redevelopment	54,890	35,654	108,285	70,119	3,634,897
Land Held for Development	N/A	N/A	N/A	N/A	86,016
Non-allocated (2)	1,098	N/A	2,298	N/A	94,277
Real estate disposed or held for sale (3)					556,331

Total	$515,374	$358,410	$1,019,639	$710,613	$21,088,796
__________________________________

(1)	Does not include gross real estate assets held for sale of $167,247 and $15,271 as of June 30, 2018 and 2017, respectively.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(3)	Represents real estate sold or held for sale during the period of June 30, 2017 to June 30, 2018, which is not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Detail of the outstanding awards and activity is presented below.

Information with respect to stock options granted under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan") and its Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the six months ended June 30, 2018, is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2017	149,973	$126.77	7,778	$48.60
Exercised	—	—	(2,263)	48.60
Granted (1)	6,995	161.10	—	—
Forfeited	—	—	—	—
Options Outstanding, June 30, 2018	156,968	$128.30	5,515	$48.60
Options Exercisable, June 30, 2018	149,973	$126.77	5,515	$48.60
__________________________________

(1)
Options granted during the six months ended June 30, 2018, are a result of recipient elections to receive a portion of earned performance awards and time-vesting restricted stock in the form of stock options.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2017	251,770	$155.25
Granted (1)	100,501	155.31
Change in awards based on performance (2)	5,990	148.79
Converted to restricted stock or options	(88,477)	148.79
Forfeited	(2,309)	158.52
Outstanding at June 30, 2018	267,475	$157.24
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

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2017	133,633	$172.33	233,928
Granted - restricted stock shares	98,085	161.46	88,297
Vested - restricted stock shares	(65,604)	171.41	(112,230)
Forfeited	(3,677)	166.79	(757)
Outstanding at June 30, 2018	162,437	$166.26	209,238

Total employee stock-based compensation cost recognized in income was $9,843,000 and $8,950,000 for the six months ended June 30, 2018 and 2017, respectively, and total capitalized stock-based compensation cost was $5,490,000 and $4,979,000 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was a total unrecognized compensation cost of $41,742,000 for unvested restricted stock and performance awards and $28,000 for unvested stock options, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.9 years and 0.2 years, respectively.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $954,000 and $1,098,000 during the three months ended June 30, 2018 and 2017, respectively, and $1,841,000 and $2,298,000 for the six months ended June 30, 2018 and 2017, respectively. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,374,000 and $2,449,000 as of June 30, 2018 and December 31, 2017, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $357,000 and $388,000 in the three months ended June 30, 2018 and 2017, respectively, and $746,000 and $759,000 in the six months ended June 30, 2018 and 2017, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $1,284,000 and $525,000 on June 30, 2018 and December 31, 2017, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2018 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$687,005	$34,600
Weighted average interest rate (1)	3.2%	4.3%
Weighted average swapped/capped interest rate	6.5%	5.9%
Earliest maturity date	Aug 2018	Apr 2019
Latest maturity date	Sep 2022	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

During the six months ended June 30, 2018, in conjunction with the Company's March 2018 unsecured note issuance, the Company settled $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000. The Company has deferred the effective portion of the fair value change of these swaps in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the next 10 years. As of June 30, 2018, the Company has no outstanding forward interest rate swap agreements.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had one derivative designated as a cash flow hedge and 14 derivatives not designated as hedges at June 30, 2018. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2018 and 2017 were not material. During the six months ended June 30, 2018, the Company deferred $11,499,000 of gains for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Cash flow hedge losses reclassified to earnings	$1,455	$1,781	$3,213	$3,534

The Company anticipates reclassifying approximately $5,752,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of June 30, 2018 and 2017.

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

Financial Instruments Not Carried at Fair Value

Cash and Cash Equivalents

Cash and cash equivalent balances are held with various financial institutions within accounts designed to preserve principal. The Company monitors credit ratings of these financial institutions and the concentration of cash and cash equivalent balances with any one financial institution and believes the likelihood of realizing material losses related to cash and cash equivalent balances is remote.  Cash and cash equivalents are carried at their face amounts, which reasonably approximate their fair values and are Level 1 within the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	6/30/2018
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$7	$—	$7	$—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,289)	(1,289)	—	—
Indebtedness
Unsecured notes	(5,507,899)	(5,507,899)	—	—
Secured notes payable and variable rate unsecured indebtedness	(1,759,546)	—	(1,759,546)	—
Total	$(7,271,972)	$(5,509,188)	$(1,759,539)	$(3,245)

	12/31/2017
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	2,270	—	2,270	—
Interest Rate Swaps - Liabilities	(1,171)	—	(1,171)	—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,338)	(1,338)	—	—
Indebtedness
Unsecured notes	(5,446,604)	(5,446,604)	—	—
Secured notes payable and variable rate unsecured indebtedness	(1,849,851)	—	(1,849,851)	—
Total	$(7,299,937)	$(5,447,942)	$(1,848,750)	$(3,245)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In August 2018, the Company repaid $51,449,000 of variable rate debt secured by Avalon Calabasas at par at its maturity date.

As of August 3, 2018, the Company has $136,000,000 outstanding under the Credit Facility.

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

Second Quarter 2018 Highlights

•
Net income attributable to common stockholders for the three months ended June 30, 2018 was $254,662,000, an increase of $89,437,000, or 54.1%, as compared to the prior year period. The increase is primarily due to an increase in real estate sales and related gains in the current year period, increased NOI across the portfolio and a loss on extinguishment of debt in the prior year period, partially offset by an increase in depreciation and interest expense.

•
Established Communities NOI for the three months ended June 30, 2018 was $299,075,000, an increase of $8,338,000, or 2.9%, over the prior year period. This increase was driven by an increase in rental revenue of 2.5%, partially offset by an increase in operating expenses of 1.8% compared to the prior year period.

At June 30, 2018, we owned or held a direct or indirect interest in 19 communities under construction, which are expected to contain 6,048 apartment homes with a projected total capitalized cost of $2,819,000,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. In addition, as of June 30, 2018, we held a direct or indirect ownership interest in land or rights to land on which we expect to develop an additional 25 apartment communities that, if developed as expected, will contain 8,511 apartment homes, and will be developed for an aggregate total capitalized cost of $3,531,000,000.

During the three months ended June 30, 2018, we sold four wholly-owned operating communities containing an aggregate of 947 apartment homes for an aggregate sales price of $307,100,000, and our aggregate gain in accordance with GAAP was $105,201,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2018 and 2017, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2017, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of June 30, 2018, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	34	8,145
Metro NY/NJ	40	11,690
Mid-Atlantic	27	9,465
Pacific Northwest	14	3,256
Northern California	36	10,798
Southern California	46	12,697
Total Established	197	56,051

Other Stabilized Communities:
New England	5	1,141
Metro NY/NJ	6	1,303
Mid-Atlantic	7	2,666
Pacific Northwest	2	860
Northern California	3	751
Southern California	8	2,153
Expansion Markets	2	622
Non Core	3	1,014
Total Other Stabilized	36	10,510

Lease-Up Communities	8	2,282

Redevelopment Communities (1)	16	6,536

Unconsolidated Communities	11	2,616

Total Current Communities	268	77,995

Development Communities (2)	19	6,048

Total Communities	287	84,043

Development Rights	25	8,511
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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2018 and 2017 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6/30/2018	6/30/2017	$ Change	% Change	6/30/2018	6/30/2017	$ Change	% Change

Revenue:
Rental and other income	$568,285	$529,414	$38,871	7.3%	$1,128,191	$1,050,539	$77,652	7.4%
Management, development and other fees	954	1,098	(144)	(13.1)%	1,841	2,298	(457)	(19.9)%
Total revenue	569,239	530,512	38,727	7.3%	1,130,032	1,052,837	77,195	7.3%

Expenses:
Direct property operating expenses, excluding property taxes	110,351	107,702	2,649	2.5%	221,758	211,934	9,824	4.6%
Property taxes	59,994	53,566	6,428	12.0%	119,891	106,497	13,394	12.6%
Total community operating expenses	170,345	161,268	9,077	5.6%	341,649	318,431	23,218	7.3%

Corporate-level property management and other indirect operating expenses	19,879	17,530	2,349	13.4%	38,854	35,020	3,834	10.9%
Investments and investment management expense	1,529	1,455	74	5.1%	3,172	2,776	396	14.3%
Expensed acquisition, development and other pursuit costs, net of recoveries	889	570	319	56.0%	1,689	1,298	391	30.1%
Interest expense, net	56,585	50,102	6,483	12.9%	111,698	99,397	12,301	12.4%
Loss on extinguishment of debt, net	642	24,162	(23,520)	(97.3)%	1,039	24,162	(23,123)	(95.7)%
Depreciation expense	156,685	141,439	15,246	10.8%	315,743	282,060	33,683	11.9%
General and administrative expense	14,444	13,947	497	3.6%	28,108	27,153	955	3.5%
Casualty and impairment (gain) loss, net	—	—	—	—%	(58)	11,688	(11,746)	N/A (1)
Total other expenses	250,653	249,205	1,448	0.6%	500,245	483,554	16,691	3.5%

Equity in income of unconsolidated real estate entities	789	1,146	(357)	(31.2)%	2,529	17,819	(15,290)	(85.8)%
Gain on sale of communities	105,201	44,067	61,134	138.7%	105,201	132,016	(26,815)	(20.3)%
Gain on other real estate transactions, net	370	—	370	100.0%	323	366	(43)	(11.7)%
Income before income taxes	254,601	165,252	89,349	54.1%	396,191	401,053	(4,862)	(1.2)%
Income tax expense	58	58	—	—%	58	78	(20)	(25.6)%
Net income	254,543	165,194	89,349	54.1%	396,133	400,975	(4,842)	(1.2)%

Net loss attributable to noncontrolling interests	119	31	88	283.9%	172	125	47	37.6%

Net income attributable to common stockholders	$254,662	$165,225	$89,437	54.1%	$396,305	$401,100	$(4,795)	(1.2)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $89,437,000, or 54.1%, to $254,662,000 for the three months ended June 30, 2018 and decreased $4,795,000, or 1.2%, to $396,305,000 for the six months ended June 30, 2018 as compared to the prior year periods. The increase for the three months ended June 30, 2018 is primarily due to an increase in real estate sales and related gains in the current year period, increased NOI across the portfolio and a loss on extinguishment of debt in the prior year period, partially offset by increases in depreciation and interest expense. The decrease for the six months ended June 30, 2018 is primarily due to a decrease in real estate sales and related gains, coupled with increases in depreciation and interest expense, partially offset by increased NOI across the portfolio, a loss on extinguishment of debt and a net casualty and impairment loss in the prior year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, gain on other real estate transactions, net and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2018 and 2017 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net income	$254,543	$165,194	$396,133	$400,975
Indirect operating expenses, net of corporate income	18,913	16,423	36,996	32,720
Investments and investment management expense	1,529	1,455	3,172	2,776
Expensed acquisition, development and other pursuit costs, net of recoveries	889	570	1,689	1,298
Interest expense, net	56,585	50,102	111,698	99,397
Loss on extinguishment of debt, net	642	24,162	1,039	24,162
General and administrative expense	14,444	13,947	28,108	27,153
Equity in income of unconsolidated real estate entities	(789)	(1,146)	(2,529)	(17,819)
Depreciation expense	156,685	141,439	315,743	282,060
Income tax expense	58	58	58	78
Casualty and impairment (gain) loss, net	—	—	(58)	11,688
Gain on sale of real estate assets	(105,201)	(44,067)	(105,201)	(132,016)
Gain on other real estate transactions, net	(370)	—	(323)	(366)
Net operating income from real estate assets sold or held for sale	(4,442)	(9,727)	(9,900)	(21,493)
Net operating income	$393,486	$358,410	$776,625	$710,613

The NOI changes for the three and six months ended June 30, 2018, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2018	6/30/2018

Established Communities	$8,338	$11,941
Other Stabilized Communities	15,245	33,212
Development and Redevelopment Communities	11,493	20,859
Total	$35,076	$66,012

Rental and other income increased in the three and six months ended June 30, 2018 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 72,694 apartment homes for the six months ended June 30, 2018, compared to 69,159 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,584 for the six months ended June 30, 2018 compared to $2,530 in the prior year period.

Established Communities — Rental revenue increased $20,112,000, or 2.5%, for the six months ended June 30, 2018 compared to the prior year period due to an increase in average rental rates of 2.4% to $2,584 per apartment home and an increase in economic occupancy of 0.1% to 96.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for 25.0% of Established Community rental revenue for the six months ended June 30, 2018, and experienced an increase in rental revenue of 1.6% compared to the prior year period. Average rental rates increased 1.6% to $3,105 per apartment home, and economic occupancy remained consistent at 96.1% for the six months ended June 30, 2018, compared to the prior year period. We expect operating conditions in the Metro New York/New Jersey region to remain bifurcated between New York City and surrounding suburban submarkets for the remainder of 2018. We believe elevated levels of new apartment deliveries in New York City are limiting our ability to increase rental rates, while surrounding suburban submarkets are more insulated from this new competition.

The Northern California region accounted for 21.7% of Established Community rental revenue for the six months ended June 30, 2018, and experienced an increase in rental revenue of 2.5% compared to the prior year period. Average rental rates increased 2.1% to $2,899 per apartment home, and economic occupancy increased 0.4% to 96.8% for the six months ended June 30, 2018, compared to the prior year period. We expect improving job and income growth in Northern California to support rental rate growth in the second half of 2018.

The Southern California region accounted for 19.9% of Established Community rental revenue for the six months ended June 30, 2018, and experienced an increase in rental revenue of 4.2% compared to the prior year period. Average rental rates increased 4.0% to $2,273 per apartment home, and economic occupancy increased 0.2% to 96.2% for the six months ended June 30, 2018, compared to the prior year period. We believe stable job and improving income growth will support favorable operating conditions in Southern California for the remainder of 2018.

The Mid-Atlantic region accounted for 14.3% of Established Community rental revenue for the six months ended June 30, 2018, and experienced an increase in rental revenue of 1.3% compared to the prior year period.  Average rental rates increased 1.3% to $2,190 per apartment home, and economic occupancy remained consistent at 95.9% for the six months ended June 30, 2018, compared to the prior year period. We believe elevated levels of new apartment deliveries in the Mid-Atlantic region will continue to limit our ability to increase rental rates in 2018.

The New England region accounted for 14.0% of Established Community rental revenue for the six months ended June 30, 2018, and experienced an increase in rental revenue of 2.6% compared to the prior year period. Average rental rates increased 2.9% to $2,491 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 95.8% for the six months ended June 30, 2018, compared to the prior year period. We expect the operating environment in New England to remain more favorable in the suburban submarkets than in the urban submarkets due to higher levels of new apartment deliveries in the urban submarkets.

The Pacific Northwest region accounted for 5.1% of Established Community rental revenue for the six months ended June 30, 2018, and experienced an increase in rental revenue of 3.0% compared to the prior year period. Average rental rates increased 3.0% to $2,263 per apartment home, and economic occupancy remained consistent at 96.1% for the six months ended June 30, 2018, compared to the prior year period. We believe accelerating levels of new apartment deliveries in the Pacific Northwest will limit our ability to increase rental rates in the second half of 2018.

Management, development and other fees decreased $144,000, or 13.1%, and $457,000, or 19.9%, for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods. The decreases for the three and six months ended June 30, 2018 are primarily due to lower property and asset management fees earned as a result of dispositions from Fund II and the U.S. Fund during the prior year.

Direct property operating expenses, excluding property taxes increased $2,649,000, or 2.5%, and $9,824,000, or 4.6%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2018 are primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $479,000, or 0.6%, and increased $2,759,000, or 1.8%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The decrease for the three months ended June 30, 2018 is primarily due to decreased land lease expense from the purchase in December 2017 of land previously subject to a ground lease and lower property insurance costs. The increase for the six months ended June 30, 2018 is primarily due to increased compensation expense, utility costs and property insurance, partially offset by decreased land lease expense as described above.

Property taxes increased $6,428,000, or 12.0%, and $13,394,000, or 12.6%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2018 are primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio and successful appeals in the prior year periods.

For Established Communities, property taxes increased $2,611,000, or 6.6%, and $5,532,000, or 7.1%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2018 are primarily due to increased assessments in the current year periods and successful appeals in the prior year periods. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $2,349,000, or 13.4%, and $3,834,000, or 10.9%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2018 are primarily due to advocacy contributions, spending on corporate initiatives and increased compensation related costs in the current year period.

Interest expense, net increased $6,483,000, or 12.9%, and $12,301,000, or 12.4%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increases for the three and six months ended June 30, 2018 are primarily due to a decrease in amounts of interest capitalized and an increase in outstanding unsecured indebtedness, partially offset by a decrease in secured indebtedness.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $24,162,000 for the three and six months ended June 30, 2017 was primarily due to prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000 associated with the repayment of $556,313,000 aggregate principal amount of fixed rate mortgage notes secured by 12 wholly-owned operating communities in advance of their May 2019 maturity dates. This was partially offset by a gain of $10,839,000, primarily composed of the write-off of unamortized premium on the repayment of $670,590,000 principal amount of fixed rate mortgage notes secured by 11 wholly-owned operating communities in advance of their November 2017 maturity dates.

Depreciation expense increased $15,246,000, or 10.8%, and $33,683,000, or 11.9%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense increased $497,000, or 3.6%, and $955,000, or 3.5%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2018 are primarily due to an increase in compensation related expenses, legal costs and related professional fees, partially offset by decreased sales and use tax expense.

Casualty and impairment (gain) loss, net for the six months ended June 30, 2017 consists of an impairment charge recognized for a land parcel we had acquired for development in 2004 and sold in July 2017, as well as the casualty loss at our Avalon Maplewood Development Community ("Maplewood"), which was partially offset by insurance proceeds.

Equity in income of unconsolidated real estate entities decreased $357,000, or 31.2%, and $15,290,000, or 85.8%, for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The decrease for the six months ended June 30, 2018 is primarily due to gains on the sale of communities in various ventures and the recognition of income for the Company's promoted interest from Fund II in the prior year period.

Gain on sale of communities increased for the three months ended June 30, 2018 and decreased for the six months ended June 30, 2018 compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017	6/30/2018	6/30/2017

Net income attributable to common stockholders	$254,662	$165,225	$396,305	$401,100
Depreciation - real estate assets, including joint venture adjustments	156,289	141,128	314,772	282,085
Distributions to noncontrolling interests	11	10	22	21
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	—	—	(8,697)
Gain on sale of previously depreciated real estate	(105,201)	(44,067)	(105,201)	(132,016)
FFO attributable to common stockholders	305,761	262,296	605,898	542,493

Adjusting items:
Joint venture losses	7	115	7	381
Joint venture promote (1)	—	—	(925)	(6,765)
Impairment loss on real estate (2)	—	—	—	9,350
Casualty (gain) loss, net on real estate (3)	—	—	(58)	2,338
Lost NOI from casualty losses covered by business interruption insurance (4)	832	2,062	1,730	3,867
Loss on extinguishment of consolidated debt	642	24,162	1,039	24,162
Advocacy contributions	303	—	606	—
Hedge ineffectiveness	—	(753)	—	(753)
Severance related costs	132	11	502	135
Development pursuit and other write-offs, net	243	412	570	835
Gain on other real estate transactions, net	(370)	—	(323)	(366)
Legal settlements	67	84	367	84
Core FFO attributable to common stockholders	$307,617	$288,389	$609,413	$575,761

Weighted average common shares outstanding - diluted	138,215,010	138,173,151	138,184,295	137,853,625

EPS per common share - diluted	$1.84	$1.20	$2.87	$2.91
FFO per common share - diluted	$2.21	$1.90	$4.38	$3.94
Core FFO per common share - diluted	$2.23	$2.09	$4.41	$4.18
_________________________

(1)	Amounts represent our promoted interest in Fund II.

(2)	Amount for the six months ended June 30, 2017 is composed of an impairment charge for a land parcel we had acquired for development in 2004 and sold in July 2017.

(3)	Amount for the six months ended June 30, 2017 is composed of $19,481 for the Maplewood casualty loss, partially offset by $17,143 of property damage insurance proceeds.

(4)
Amounts for the three and six months ended June 30, 2018 relate to the Maplewood casualty loss in Q1 2017, for which the Company recognized $3,495 in business interruption insurance proceeds in Q3 2017. Amounts for the three and six months ended June 30, 2017, primarily relate to the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in Q1 2016.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2018	6/30/2017 (1)	6/30/2018	6/30/2017 (1)
Net cash provided by operating activities	$309,384	$275,761	$625,297	$575,656
Net cash provided by (used in) investing activities	$2,599	$(144,844)	$(316,681)	$(253,724)
Net cash used in financing activities	$(233,493)	$(206,484)	$(160,625)	$(358,756)
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

We had cash and cash equivalents and restricted cash of $349,897,000 at June 30, 2018, an increase of $147,991,000 from $201,906,000 at December 31, 2017. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $625,297,000 for the six months ended June 30, 2018 from $575,656,000 for the six months ended June 30, 2017. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $316,681,000 for the six months ended June 30, 2018. The net cash used was primarily due to:

•	investment of $604,540,000 in the development and redevelopment of communities; and

•	capital expenditures of $38,977,000 for our operating communities and non-real estate assets.

These amounts are partially offset by proceeds from dispositions of $299,226,000, of which $110,896,000 is held in escrow related to an anticipated tax deferred exchange.

Financing Activities — Net cash used in financing activities totaled $160,625,000 for the six months ended June 30, 2018.  The net cash used was primarily due to:

•	payment of cash dividends in the amount of $399,070,000; and

•	the repayment of mortgage notes payable in the amount of $59,314,000.

These amount are partially offset by proceeds from the issuance of unsecured notes in the amount of $299,442,000, less deferred financing costs for the issuance activity of $3,345,000.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (2.91% at July 31, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $194,000,000 outstanding under the Credit Facility and had $42,608,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2018.

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

We were in compliance with these covenants at June 30, 2018.

In addition, our secured borrowings may include yield maintenance, defeasance, or prepayment penalty provisions, which would result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. These provisions in our secured borrowings are generally consistent with other similar types of debt instruments issued during the same time period in which our borrowings were originated.

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of July 31, 2018, there are no outstanding forward sales agreements. As of July 31, 2018, we had $892,915,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the six months ended June 30, 2018, in conjunction with our March 2018 unsecured note issuance, we settled $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000. As of June 30, 2018, we have no outstanding forward interest rate swap agreements.

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

The following debt activity occurred during the six months ended June 30, 2018:

•
In February 2018, we repaid $15,174,000 principal amount of 6.60% fixed rate debt secured by Avalon Oaks West in advance of its scheduled maturity date, incurring a charge of $426,000, consisting of a prepayment penalty of $152,000 and the non-cash write-off of unamortized deferred financing costs of $274,000.

•	In February 2018, we repaid $11,038,000 principal amount of 4.61% fixed rate debt secured by AVA Pasadena at par in advance of its scheduled maturity date.

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

•	In April 2018, we repaid $13,380,000 principal amount of 3.06% fixed rate debt secured by Avalon Andover at par at its scheduled maturity date.

•
In June 2018, we repaid $15,295,000 principal amount of 6.90% fixed rate debt secured by Avalon Orchards in advance of its scheduled maturity date, incurring a charge of $635,000, consisting of a prepayment penalty of $282,000 and the non-cash write-off of unamortized deferred financing costs of $353,000.

In August 2018, we repaid $51,449,000 of variable rate debt secured by Avalon Calabasas at par at its maturity date. In addition, we had net borrowings of $136,000,000 on our Credit Facility, a portion of which was used to repay this indebtedness.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2018 and December 31, 2017 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	6/30/2018	2018	2019	2020	2021	2022	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Oaks West	7.55%	Apr-2043	(3)	$15,213	$—	$—	$—	$—	$—	$—	$—
Avalon at Chestnut Hill	6.16%	Oct-2047		38,097	37,833	272	566	596	629	663	35,107
Avalon Westbury	3.81%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				115,510	100,033	272	566	596	629	663	97,307
Variable rate
Eaves Mission Viejo	2.31%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	2.25%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.58%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.62%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	4.19%	Nov-2037	(5)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	3.05%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	3.25%	May-2046	(4)	100,000	100,000	—	—	—	345	405	99,250
Avalon Clinton North	3.20%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.20%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.11%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	3.09%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.68%	Apr-2028	(5)	44,410	44,410	—	—	—	—	—	44,410
				801,495	801,495	—	—	—	345	405	800,745
Conventional loans
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	250,000	—	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	250,000	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	450,000	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.80%	Jul-2033	(3)	15,579	—	—	—	—	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066		3,557	3,557	—	—	—	—	—	3,557
AVA Pasadena	4.06%	Jun-2018	(3)	11,073	—	—	—	—	—	—	—
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		29,533	29,267	269	564	591	27,843	—	—
Avalon Westbury	4.88%	Nov-2036	(4)	16,450	15,780	687	1,430	1,495	1,575	1,655	8,938
Avalon San Bruno III	3.18%	Jun-2020		53,315	52,705	615	1,264	50,826	—	—	—
Avalon Andover	3.28%	Apr-2018	(6)	13,498	—	—	—	—	—	—	—
Avalon Natick	3.15%	Apr-2019		13,831	13,658	176	13,482	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	67,904	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		68,637	67,865	780	67,085	—	—	—	—
				5,828,477	6,085,836	2,527	83,825	770,816	279,418	451,655	4,497,595

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	6/30/2018	2018	2019	2020	2021	2022	Thereafter
Variable rate
Avalon Calabasas	2.40%	Aug-2018	(5)(7)	52,092	51,773	51,773	—	—	—	—	—
Avalon Natick	4.27%	Apr-2019	(5)	35,039	34,600	445	34,155	—	—	—	—
Archstone Lexington	3.68%	Oct-2020		21,700	21,700	—	—	21,700	—	—	—
Term Loan - $100 million	3.07%	Feb-2022		100,000	100,000	—	—	—	—	100,000	—
Term Loan - $150 million	3.61%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	2.34%	Jan-2021		300,000	300,000	—	—	—	300,000	—	—
				658,831	658,073	52,218	34,155	21,700	300,000	100,000	150,000

Total indebtedness - excluding Credit Facility				$7,404,313	$7,645,437	$55,017	$118,546	$793,112	$580,392	$552,723	$5,545,647
_________________________

(1)	Rates are given as of June 30, 2018 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $47,757 and $47,236 as of June 30, 2018 and December 31, 2017, respectively, and deferred financing costs and debt discount associated with secured notes of $26,402 and $27,607 as of June 30, 2018 and December 31, 2017, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	During 2018, we repaid this borrowing in advance of its scheduled maturity date.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	During 2018, we repaid this borrowing at par at its scheduled maturity date.

(7)	In August 2018, we repaid this borrowing at par at its scheduled maturity date.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2018, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2018 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of June 30, 2018, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding development joint ventures, Fund II, which sold its final apartment community in 2017, and joint ventures formed with Equity Residential as part of the Archstone acquisition. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of June 30, 2018, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

U.S. Fund
1. Avalon Studio 4121 - Studio City, CA		149	$57,084	$28,610	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (4)		205	77,187	51,300	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,395	28,733	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	97,212	55,750	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	80,121	43,211	Fixed	3.74%	Sep 2022
6. Avalon Kirkland at Carillon - Kirkland, WA		131	60,723	28,085	Fixed	3.75%	Feb 2019
Total U.S. Fund	28.6%	1,077	429,722	235,689		3.16%

AC JV
1. Avalon North Point - Cambridge, MA (5)		426	188,280	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (5)		392	86,509	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,805	—	N/A	N/A	N/A
Total AC JV	20.0%	921	301,594	162,300		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,166	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,570	22,480	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,736	125,480		3.27%

Total Unconsolidated Investments		2,616	$876,052	$523,469		4.07%
_____________________________

(1)	Represents total capitalized cost as of June 30, 2018.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2018.

(4)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(5)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of June 30, 2018, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2018, we owned or held a direct or indirect interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,048 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,819,000,000, including the total projected capitalized cost for one community being developed within an unconsolidated joint venture in which we own a 55.0% interest. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Dogpatch San Francisco, CA	326	203	Q4 2015	Q3 2017	Q3 2018	Q4 2018
2.	AVA North Point (4) Cambridge, MA	265	114	Q2 2016	Q1 2018	Q3 2018	Q1 2019
3.	Avalon Boonton Boonton, NJ	350	91	Q3 2016	Q2 2019	Q1 2020	Q3 2020
4.	15 West 61st Street (5) New York, NY	172	604	Q4 2016	Q2 2019	Q4 2019	Q2 2020
5.	Avalon Belltown Towers (5) Seattle, WA	275	147	Q4 2016	Q3 2019	Q4 2019	Q2 2020
6.	Avalon Public Market Emeryville, CA	289	149	Q4 2016	Q1 2019	Q3 2019	Q1 2020
7.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q3 2019	Q1 2020	Q3 2020
8.	AVA Hollywood (5) Hollywood, CA	695	365	Q4 2016	Q2 2019	Q2 2020	Q4 2020
9.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
10.	Avalon at the Hingham Shipyard II Hingham, MA	190	64	Q2 2017	Q4 2018	Q2 2019	Q4 2019
11.	Avalon Piscataway Piscataway, NJ	360	89	Q2 2017	Q3 2018	Q2 2019	Q4 2019
12.	Avalon Sudbury Sudbury, MA	250	85	Q3 2017	Q2 2018	Q1 2019	Q3 2019
13.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
14.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q4 2019	Q2 2021	Q3 2021
15.	Avalon Walnut Creek II Walnut Creek, CA	200	93	Q4 2017	Q3 2019	Q1 2020	Q2 2020
16.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
17	Avalon Saugus (5) Saugus, MA	280	93	Q2 2018	Q3 2019	Q1 2020	Q3 2020
18.	Avalon Doral Doral, FL	350	111	Q2 2018	Q1 2020	Q3 2020	Q1 2021
19.	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
	Total	6,048	$2,819
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

(5)
Development communities containing at least 10,000 square feet of retail space include 15 West 61st Street (67,000 square feet), Avalon Belltown Towers (11,000 square feet), AVA Hollywood (19,000 square feet) and Avalon Saugus (23,000 square feet).

During the three months ended June 30, 2018, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	AVA Wheaton Wheaton, MD	319	$76	268,953	$283
2.	Avalon Maplewood (2) Maplewood, NJ	235	65	209,628	$310
	Total	554	$141
__________________________________

(1)	Total capitalized cost is as of June 30, 2018. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)
In February 2017, a fire occurred at Maplewood. See Note 5, "Investments in Real Estate Entities - Casualty Gains and Losses," in the accompanying Condensed Consolidated Financial Statements for additional discussion related to the Maplewood casualty loss.

We anticipate commencing the construction of five apartment communities during the balance of 2018, which, if completed as expected, will contain 1,728 apartment homes and be constructed for a total capitalized cost of $638,000,000.

Redevelopment Communities

As of June 30, 2018, there were 16 communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $341,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2018. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Reconstruction start	Estimated reconstruction completion	Estimated restabilized operations (2)
1.	AVA Toluca Hills Los Angeles, CA	1,151	$79	Q1 2017	Q2 2019	Q4 2019
2.	Avalon Prudential Center II Boston, MA	266	19	Q1 2017	Q4 2019	Q2 2020
3.	Avalon Midtown West New York, NY	550	30	Q1 2017	Q2 2019	Q4 2019
4.	Avalon at Edgewater II (3) Edgewater, NJ	240	60	Q2 2017	Q1 2019	Q3 2019
5.	Avalon at Florham Park Florham Park, NJ	270	13	Q3 2017	Q4 2018	Q2 2019
6.	AVA Van Ness Washington, D.C.	269	20	Q3 2017	Q1 2019	Q3 2019
7.	Avalon Ballston Square Arlington, VA	714	25	Q4 2017	Q3 2019	Q1 2020
8.	Eaves Los Feliz Los Angeles, CA	263	6	Q1 2018	Q4 2018	Q2 2019
9.	Eaves Seal Beach Seal Beach, CA	549	11	Q1 2018	Q4 2018	Q2 2019
10.	Avalon Walnut Ridge II Walnut Creek, CA	360	7	Q1 2018	Q4 2018	Q2 2019
11.	Eaves Redmond Campus Redmond, WA	422	17	Q1 2018	Q1 2019	Q3 2019
12.	Eaves Fairfax Towers Falls Church, VA	415	6	Q1 2018	Q2 2019	Q4 2019
13.	Avalon at Newton Highlands Newton, MA	294	12	Q1 2018	Q4 2018	Q2 2019
14.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q1 2020	Q3 2020
15.	Avalon Court Melville, NY	494	8	Q1 2018	Q3 2018	Q1 2019
16.	Avalon Studio City Studio City, CA	276	10	Q2 2018	Q1 2019	Q3 2019
	Total	6,776	$341
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(3)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that we expect the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-Q, and will be included upon completion.

Development Rights

At June 30, 2018, we had $130,802,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $41,617,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 25 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2018 includes $103,696,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,511 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 19 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for four Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. During the next 12 months we expect to commence construction of apartment communities on three of the Development Rights for which we currently own the land, with a carrying basis of $115,714,000. In addition, two Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the six months ended June 30, 2018, we incurred a charge of approximately $2,174,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable to be developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of June 30, 2018:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	4	902	$353
Metro NY/NJ	9	3,434	1,368
Mid-Atlantic	3	1,058	300
Pacific Northwest	1	293	101
Northern California	5	1,543	828
Southern California	3	1,281	581
Total	25	8,511	$3,531
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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Three class action lawsuits have been filed against the Company on behalf of occupants of the destroyed building and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the class action settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster completed his evaluation of 25 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next two months. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of residents of the second Edgewater building that suffered minimal damage. In addition to the class action lawsuits described above, 18 of the 19 lawsuits representing approximately 143 individual plaintiffs filed in the Superior Court of New Jersey Bergen County - Law Division were previously scheduled for trial on January 2, 2018. In advance of this date, the Company was able to resolve all of these claims in principle which included approximately 50 units. The Company previously resolved litigated claims with another 10 units. There is currently one remaining lawsuit which was recently filed in the Superior Court of New Jersey, Bergen County - Law Division on behalf of one apartment unit. The Company believes it has meritorious defenses to the extent of damages claimed in that suit. There are also seven subrogation lawsuits that have been filed against the Company by insurers of Edgewater residents who obtained renters insurance; it is the Company's position that in the majority of the applicable leases the residents waived subrogation rights. One of these lawsuits has been dismissed on that basis, two have been amicably resolved in principle and the other four have been consolidated and are currently pending in the United States District Court for the District of New Jersey. The District Court denied the Company's motions seeking dismissal on this basis. The Company will reassess the viability of this defense after conducting additional discovery.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2018	34	$161.84	—	$200,000
May 1 - May 31, 2018	103	$162.85	—	$200,000
June 1 - June 30, 2018	108	$167.82	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
First Supplemental Indenture, dated as of March 26, 2018, between the Company and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.8 to Form 10-Q of the Company filed May 4, 2018,)

4.9	—
Second Supplemental Indenture, dated as of May 29, 2018, between the Company and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.3 to Form 8-K of the Company filed May 29, 2018.)

4.10	—
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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 3, 2018	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 3, 2018	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)