Form 10-Q
period 2018-09-30
AVALONBAY COMMUNITIES INC
filed 2018-11-02
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☒                    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

138,222,567 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2018.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2018	12/31/2017
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,186,360	$4,237,318
Buildings and improvements	15,808,498	15,708,666
Furniture, fixtures and equipment	673,013	615,288
	20,667,871	20,561,272
Less accumulated depreciation	(4,585,609)	(4,218,379)
Net operating real estate	16,082,262	16,342,893
Construction in progress, including land	1,651,406	1,306,300
Land held for development	116,582	68,364
Real estate assets held for sale, net	79,963	—
Total real estate, net	17,930,213	17,717,557

Cash and cash equivalents	55,887	67,088
Cash in escrow	225,704	134,818
Resident security deposits	34,132	32,686
Investments in unconsolidated real estate entities	173,563	163,475
Deferred development costs	45,869	45,819
Prepaid expenses and other assets	196,751	253,378
Total assets	$18,662,119	$18,414,821

LIABILITIES AND EQUITY
Unsecured notes, net	$6,153,945	$5,852,764
Variable rate unsecured credit facility	56,000	—
Mortgage notes payable, net	1,323,283	1,476,706
Dividends payable	203,624	196,094
Payables for construction	92,323	85,377
Accrued expenses and other liabilities	300,827	308,189
Accrued interest payable	66,546	43,116
Resident security deposits	61,059	58,473
Liabilities related to real estate assets held for sale	1,037	—
Total liabilities	8,258,644	8,020,719

Commitments and contingencies

Redeemable noncontrolling interests	6,077	6,056

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2018 and December 31, 2017; zero shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2018 and December 31, 2017; 138,222,168 and 138,094,154 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,382	1,381
Additional paid-in capital	10,249,311	10,235,475
Accumulated earnings less dividends	167,946	188,609
Accumulated other comprehensive loss	(21,241)	(37,419)
Total equity	10,397,398	10,388,046
Total liabilities and equity	$18,662,119	$18,414,821

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Revenue:
Rental and other income	$575,070	$549,507	$1,703,263	$1,600,047
Management, development and other fees	912	993	2,752	3,290
Total revenue	575,982	550,500	1,706,015	1,603,337

Expenses:
Operating expenses, excluding property taxes	132,918	129,590	396,703	379,319
Property taxes	61,230	57,698	181,120	164,195
Interest expense, net	54,097	47,741	165,795	147,138
Loss on extinguishment of debt, net	1,678	—	2,717	24,162
Depreciation expense	156,538	144,990	472,282	427,050
General and administrative expense	13,905	11,655	42,013	38,808
Expensed transaction, development and other pursuit costs, net of recoveries	1,020	789	2,709	2,087
Casualty and impairment (gain) loss, net	(554)	—	(612)	11,688
Total expenses	420,832	392,463	1,262,727	1,194,447

Income before equity in income of unconsolidated real estate entities, gain (loss) on sale of communities and other real estate, and income taxes	155,150	158,037	443,288	408,890

Equity in income of unconsolidated real estate entities	10,031	52,568	12,560	70,386
Gain on sale of communities	27,243	27,738	132,444	159,754
Gain (loss) on other real estate transactions, net	12	(120)	335	246

Income before income taxes	192,436	238,223	588,627	639,276
Income tax expense	29	24	87	102

Net income	192,407	238,199	588,540	639,174
Net loss attributable to noncontrolling interests	79	49	251	174

Net income attributable to common stockholders	$192,486	$238,248	$588,791	$639,348

Other comprehensive income (loss):
Gain (loss) on cash flow hedges	—	359	11,499	(15,654)
Cash flow hedge losses reclassified to earnings	1,466	1,767	4,679	5,301
Comprehensive income	$193,952	$240,374	$604,969	$628,995

Earnings per common share - basic:
Net income attributable to common stockholders	$1.39	$1.73	$4.26	$4.64

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.39	$1.72	$4.26	$4.63

Dividends per common share	$1.47	$1.42	$4.41	$4.26

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2018	9/30/2017
Cash flows from operating activities:
Net income	$588,540	$639,174
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	472,282	427,050
Amortization of deferred financing costs	6,066	5,729
Amortization of debt discount (premium)	1,259	(6,254)
Loss on extinguishment of debt, net	2,717	24,162
Amortization of stock-based compensation	15,617	13,979
Equity in loss (income) of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	4,514	(21,627)
Casualty and impairment (gain) loss, net	(58)	8,568
Abandonment of development pursuits	725	388
Cash flow hedge losses reclassified to earnings	4,679	5,301
Gain on sale of real estate assets	(141,415)	(200,110)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	16,691	(27,384)
Increase in accrued expenses, other liabilities and accrued interest payable	9,742	64,802
Net cash provided by operating activities	981,359	933,778

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(864,550)	(743,275)
Acquisition of real estate assets, including partnership interest	(84,088)	(228,011)
Capital expenditures - existing real estate assets	(59,950)	(41,809)
Capital expenditures - non-real estate assets	(2,142)	(5,308)
Proceeds from sale of real estate, net of selling costs	466,187	336,542
Insurance proceeds for property damage claims	58	13,268
Mortgage note receivable lending	(2,880)	(14,244)
Mortgage note receivable payments	50,929	—
Increase (decrease) in payables for construction	6,946	(16,660)
Distributions from unconsolidated real estate entities	2,013	89,305
Investments in unconsolidated real estate entities	(7,979)	(14,560)
Net cash used in investing activities	(495,456)	(624,752)

Cash flows from financing activities:
Issuance of common stock, net	1,224	110,117
Dividends paid	(602,152)	(576,685)
Net borrowings under unsecured credit facility	56,000	242,000
Issuance of mortgage notes payable	—	185,100
Repayments of mortgage notes payable, including prepayment penalties	(157,164)	(1,289,234)
Issuance of unsecured notes	299,442	948,616
Payment of deferred financing costs	(3,347)	(11,743)
Payment of capital lease obligation	(802)	(18,683)
Receipts for termination of forward interest rate swaps	12,598	391
Payments related to tax withholding for share-based compensation	(10,543)	(10,460)
Distributions to DownREIT partnership unitholders	(33)	(32)
Contributions from joint venture and profit-sharing partners	—	1,038
Distributions to joint venture and profit-sharing partners	(321)	(317)
Preferred interest obligation redemption and dividends	(1,120)	(2,000)
Net cash used in financing activities	(406,218)	(421,892)

Net increase (decrease) in cash and cash equivalents	79,685	(112,866)

Cash and cash equivalents and restricted cash, beginning of period	201,906	329,977
Cash and cash equivalents and restricted cash, end of period	$281,591	$217,111

Cash paid during the period for interest, net of amount capitalized	$130,361	$124,585
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the nine months ended
	9/30/2018	9/30/2017
Cash and cash equivalents	$55,887	$36,042
Cash in escrow	225,704	181,069
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$281,591	$217,111

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2018:

•
As described in Note 4, "Equity," 187,010 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,713 shares valued at $15,950,000 were issued in connection with new stock grants; 1,713 shares valued at $290,000 were issued through the Company's dividend reinvestment plan; 67,963 shares valued at $10,543,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,622 restricted shares with an aggregate value of $679,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $203,624,000.

•
The Company recorded an increase of $626,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 10, "Fair Value."

•	The Company reclassified $4,679,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the nine months ended September 30, 2017:

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

•
As discussed in Note 5, "Investments in Real Estate Entities," the Company recognized a non-cash charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at Avalon Maplewood community ("Maplewood").

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

At September 30, 2018, the Company owned or held a direct or indirect ownership interest in 271 operating apartment communities containing 78,383 apartment homes in 12 states and the District of Columbia, of which 15 communities containing 6,242 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,107 apartment homes when completed. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 25 communities that, if developed as expected, will contain an estimated 8,600 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2017 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Basic and diluted shares outstanding
Weighted average common shares - basic	137,848,788	137,715,192	137,818,076	137,457,293
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	466,776	584,354	405,148	541,399
Weighted average common shares - diluted	138,323,064	138,307,046	138,230,724	138,006,192

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$192,486	$238,248	$588,791	$639,348
Net income allocated to unvested restricted shares	(555)	(672)	(1,722)	(1,794)
Net income attributable to common stockholders, adjusted	$191,931	$237,576	$587,069	$637,554

Weighted average common shares - basic	137,848,788	137,715,192	137,818,076	137,457,293

Earnings per common share - basic	$1.39	$1.73	$4.26	$4.64

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$192,486	$238,248	$588,791	$639,348
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	11	33	32
Adjusted net income attributable to common stockholders	$192,497	$238,259	$588,824	$639,380

Weighted average common shares - diluted	138,323,064	138,307,046	138,230,724	138,006,192

Earnings per common share - diluted	$1.39	$1.72	$4.26	$4.63

All options to purchase shares of common stock outstanding as of September 30, 2018 and 2017 are included in the computation of diluted earnings per share.

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

Legal and Other Contingencies

Edgewater Casualty Loss

In January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community located in Edgewater, New Jersey ("Edgewater"). Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed and the Company is completing its reconstruction. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired.

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

With regard to the building that was destroyed, three class action lawsuits have been filed against the Company and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of the initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster has completed his evaluation of 35 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next two months. In addition to the class action lawsuits described above, the Company has resolved litigated claims with approximately 60 units. There is currently one remaining resident lawsuit with respect to the destroyed building filed in the Superior Court of New Jersey, Bergen County - Law Division; the Company believes it has meritorious defenses to the extent of damages claimed in that suit. A number of subrogation lawsuits had been filed against the Company by insurers of Edgewater residents who obtained renters insurance; these lawsuits have been or are expected to be resolved in 2018. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of a purported class of residents of the second Edgewater building that suffered minimal damage.

Having settled many third party claims as described above, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter. See Part II, Item 1, "Legal Proceedings," for further discussion of and updates about the casualty gains and losses and lawsuits associated with the Edgewater casualty loss through the date this Form 10-Q is filed.

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 7, “Segment Reporting,” for the three and nine months ended September 30, 2018 and 2017. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through September 30, 2018, or otherwise qualify as held for sale as of September 30, 2018, as described in Note 6, "Real Estate Disposition Activities," (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended September 30, 2018
Management, development and other fees	$—	$—	$—	$912	$912
Rental and non-rental related income (2)	2,695	1,751	512	—	4,958
Total non-lease revenue (3)	2,695	1,751	512	912	5,870

Lease income (4)	424,328	64,791	76,987	—	566,106

Total revenue	$427,023	$66,542	$77,499	$912	$571,976

For the period ended September 30, 2017
Management, development and other fees	$—	$—	$—	$993	$993
Rental and non-rental related income (2)	2,667	1,734	450	—	4,851
Total non-lease revenue (3)	2,667	1,734	450	993	5,844

Lease income (4)	414,663	51,151	59,067	—	524,881
Business interruption insurance proceeds (5)	—	—	3,495	—	3,495

Total revenue	$417,330	$52,885	$63,012	$993	$534,220

	For the nine months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended September 30, 2018
Management, development and other fees	$—	$—	$—	$2,752	$2,752
Rental and non-rental related income (2)	7,823	4,940	1,439	—	14,202
Total non-lease revenue (3)	7,823	4,940	1,439	2,752	16,954

Lease income (4)	1,258,243	190,094	215,977	—	1,664,314

Total revenue	$1,266,066	$195,034	$217,416	$2,752	$1,681,268

For the period ended September 30, 2017
Management, development and other fees	$—	$—	$—	$3,290	$3,290
Rental and non-rental related income (2)	7,798	4,778	1,095	—	13,671
Total non-lease revenue (3)	7,798	4,778	1,095	3,290	16,961

Lease income (4)	1,228,410	132,961	166,707	—	1,528,078
Business interruption insurance proceeds (5)	—	—	3,495	—	3,495

Total revenue	$1,236,208	$137,739	$171,297	$3,290	$1,548,534
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

(5)	Amounts for the three and nine months ended September 30, 2017 are composed of business interruption insurance proceeds resulting from the final insurance settlement of the Maplewood casualty loss.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief. ASU 2016-02 provides for transition relief, which includes electing to not (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. Subsequently, the FASB issued ASU 2018-01 and ASU 2018-11 which provides further transition relief by providing (i) an option to not evaluate land easements that exist or have expired prior to the date of adoption under ASC 842, (ii) prospective adoption as a transition method and (iii) a practical expedient for lessors to not separate lease and non-lease components by class of underlying asset when certain conditions are met.
The Company plans to adopt ASC 842 on January 1, 2019 using the prospective adoption method, and plans to apply certain practical expedients allowed under the standard including:

•
not reassessing (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) the accounting for initial direct costs for any existing leases;

•	not evaluating short term leases;

•	not assessing whether existing land easements are, or contain leases; and

•
making an accounting policy election by class of underlying asset, to not separate non-lease components from lease components and instead to account for each separate lease and non- lease component as a single lease component.

The Company anticipates adoption of the standard to have a material impact on its financial position resulting from the recognition of the right to use asset and corresponding lease obligation for its long-term ground leases, currently accounted for as operating leases. The Company will continue to assess the impact of the new standard until adoption in 2019.

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

The following tables present the impact of the change in accounting principle to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 (dollars in thousands):

	9/30/2017 (as previously reported)	Impact of ASU 2016-18	9/30/2017 (as adjusted and currently reported)

Net cash provided by operating activities	$917,573	$16,205	$933,778
Net cash used in investing activities	(676,231)	51,479	(624,752)
Net cash used in financing activities	(420,294)	(1,598)	(421,892)

Net (decrease) increase in cash, cash equivalents	(178,952)	178,952	—
Net increase in cash, cash equivalents and restricted cash	—	(112,866)	(112,866)

Cash, cash equivalents, beginning of period	214,994	(214,994)	—
Cash, cash equivalents and restricted cash, beginning of period	—	329,977	329,977
Cash, cash equivalents, end of period	$36,042	—	—
Cash, cash equivalents and restricted cash, end of period		$181,069	$217,111

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $16,277,000 and $16,223,000 for the three months ended September 30, 2018 and 2017, respectively, and $44,008,000 and $51,323,000 for the nine months ended September 30, 2018 and 2017, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of September 30, 2018 and December 31, 2017 are summarized below.  The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2018 and December 31, 2017, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	9/30/2018	12/31/2017

Fixed rate unsecured notes (1)	$5,650,000	$5,350,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	534,629	593,987
Variable rate mortgage notes payable - conventional and tax-exempt (2)	813,163	910,326
Total mortgage notes payable, unsecured notes and Term Loans	7,547,792	7,404,313
Credit Facility	56,000	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,603,792	$7,404,313
_____________________________________

(1)
Balances at September 30, 2018 and December 31, 2017 exclude $10,293 and $10,850, respectively, of debt discount, and $35,762 and $36,386, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at September 30, 2018 and December 31, 2017 exclude $14,618 and $16,351, respectively, of debt discount, and $9,891 and $11,256, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2018:

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

•
In March 2018, the Company issued $300,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $296,210,000. The notes mature in April 2048 and were issued at a 4.35% interest rate. The effective interest rate of the notes for the first 10 years is 3.97%, including the impact of an interest rate hedge and offering costs, and for the remainder of the term the effective interest rate is 4.39%.

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

•
In August 2018, the Company repaid $95,859,000 aggregate principal amount of variable rate debt secured by Avalon Calabasas, of which $51,449,000 was repaid at par at its scheduled maturity date, and $44,410,000 was repaid at par in advance of its April 2028 maturity date. The Company recognized a non-cash charge of $1,678,000 for the write-off of unamortized debt discount.

At September 30, 2018, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (3.08% at September 30, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating).

The Company had $56,000,000 outstanding under the Credit Facility as of September 30, 2018 and no borrowings outstanding under the Credit Facility as of December 31, 2017. The Company had $39,760,000 and $47,315,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2018 and December 31, 2017, respectively.

In the aggregate, secured notes payable mature at various dates from April 2019 through July 2066, and are secured by certain apartment communities (with a net carrying value of $2,073,747,000, excluding communities classified as held for sale, as of September 30, 2018).

As of September 30, 2018, the Company has guaranteed a wholly-owned subsidiary's $100,000,000 secured note payable that is consolidated for financial reporting purposes. The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 4.0% at September 30, 2018 and December 31, 2017, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 3.4% and 3.2% at September 30, 2018 and December 31, 2017, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2018 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2018	1,638	—	—	N/A
2019	3,824	114,722	—	N/A
2020	2,682	140,430	250,000	6.100%
			400,000	3.625%
2021	2,549	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	2,723	—	450,000	2.950%
			100,000	LIBOR + .90%
2023	2,899	—	350,000	4.200%
			250,000	2.850%
2024	3,077	—	300,000	3.500%
			150,000	LIBOR + 1.50%
2025	3,268	84,835	525,000	3.450%
			300,000	3.500%
2026	3,485	—	475,000	2.950%
			300,000	2.900%
2027	2,974	185,100	400,000	3.350%
Thereafter	127,593	638,149	350,000	3.900%
			300,000	4.150%
			450,000	3.200%
			300,000	4.350%
	$156,712	$1,191,080	$6,200,000

The Company was in compliance at September 30, 2018 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2018 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2017	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046
Net income attributable to common stockholders	—	—	588,791	—	588,791
Gain on cash flow hedges, net	—	—	—	11,499	11,499
Cash flow hedge losses reclassified to earnings	—	—	—	4,679	4,679
Change in redemption value of redeemable noncontrolling interest	—	—	(626)	—	(626)
Dividends declared to common stockholders	—	—	(609,972)	—	(609,972)
Issuance of common stock, net of withholdings	1	(11,217)	1,144	—	(10,072)
Amortization of deferred compensation	—	25,053	—	—	25,053
Balance at September 30, 2018	$1,382	$10,249,311	$167,946	$(21,241)	$10,397,398

As of September 30, 2018 and December 31, 2017, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2018, the Company:

i.	issued 5,263 shares of common stock in connection with stock options exercised;

ii.	issued 1,713 common shares through the Company's dividend reinvestment plan;

iii.	issued 187,010 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	withheld 67,963 common shares to satisfy employees' tax withholding and other liabilities;

v.	issued 6,613 common shares through the Employee Stock Purchase Plan; and

vi.	canceled 4,622 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the nine months ended September 30, 2018 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of September 30, 2018, there are no outstanding forward sales agreements. During the three and nine months ended September 30, 2018, the Company had no sales under the program. As of September 30, 2018, the Company had $892,915,000 of shares remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of September 30, 2018, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 55.0%, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The Company has an equity interest of 31.3% in AvalonBay Value Added Fund II, L.P. ("Fund II"), and upon achievement of a threshold return, the Company has a right to incentive distributions for its promoted interest based on the current returns earned by Fund II, which currently represents 40.0% of further Fund II distributions, which is in addition to its proportionate share of the remaining 60.0% of distributions. During 2017, Fund II sold its final apartment communities. During the nine months ended September 30, 2018, the Company recognized income of $925,000 for its promoted interest, which is reported as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the three and nine months ended September 30, 2018, Archstone Multifamily Partners AC LP (the "U.S. Fund") sold Avalon Kirkland at Carillon, located in Kirkland, WA, containing 131 apartment homes, for $85,500,000. The Company's share of the gain was $8,636,000. In conjunction with the disposition of this community, during the three and nine months ended September 30, 2018, the U.S. Fund repaid $27,928,000 of secured indebtedness in advance of its scheduled maturity date. This resulted in a charge for a prepayment penalty and the write-off of deferred financing costs, of which the Company's portion was $89,000, which is reported as a reduction of equity in income (loss) of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	9/30/2018	12/31/2017
	(unaudited)	(unaudited)
Assets:
Real estate, net	$731,006	$695,077
Other assets	90,712	39,976
Total assets	$821,718	$735,053

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$492,965	$523,815
Other liabilities	16,583	10,540
Partners' capital	312,170	200,698
Total liabilities and partners' capital	$821,718	$735,053

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
	(unaudited)		(unaudited)
Rental and other income	$24,535	$24,568	$68,324	$79,999
Operating and other expenses	(8,749)	(9,378)	(26,066)	(30,386)
Gain on sale of communities	30,597	107,067	30,597	136,514
Interest expense, net	(5,938)	(7,867)	(17,130)	(21,415)
Depreciation expense	(6,288)	(5,938)	(18,704)	(20,059)
Net income	$34,157	$108,452	$37,021	$144,653

In conjunction with the acquisition of the "U.S. Fund", Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $34,225,000 and $35,402,000 at September 30, 2018 and December 31, 2017, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

In September 2018, the Company acquired Avalon Arundel Crossing, a consolidated community, located in Linthicum Heights, MD. Avalon Arundel Crossing contains 310 apartment homes and was acquired for a purchase price of $83,000,000.

The Company accounted for this as an asset acquisition and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company used third party pricing or internal models for the values of the land, a valuation model for the values of the buildings, and an internal model to determine the fair values of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that contains rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture, which represents a 100% interest in the rental apartments, and the venture partner owns the remaining 30.0% interest, which represents a 100% interest in the for-sale residential condominium units. The Company was responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs. The development of Avalon Brooklyn Bay was completed during the nine months ended September 30, 2018. The Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units. Beginning in 2018, the mortgage note is being repaid by the venture partner with the proceeds the venture partner receives from the sales of the residential condominium units. The balance as of September 30, 2018 was $14,001,000, representing outstanding principal and interest, net of repayments, and as of December 31, 2017, was $44,831,000, representing outstanding principal and interest. These amounts are reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas.

Expensed Transaction, Development and Other Pursuit Costs and Casualty and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights and costs for pursuits where development is not yet considered probable, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $1,020,000 and $789,000 for the three months ended September 30, 2018 and 2017, respectively, and $2,709,000 and $2,087,000 for the nine months ended September 30, 2018 and 2017, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets for the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage, as discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the nine months ended September 30, 2017, the Company recognized an impairment charge of $9,350,000 relating to a land parcel which the Company had acquired for development in 2004 and sold during 2017. This charge was determined as the excess of the Company's carrying basis over the expected sale price for the parcel, and is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income. There were no impairment losses recognized on the Company's investment in land during the three and nine months ended September 30, 2018.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three and nine months ended September 30, 2018 and 2017.

Casualty Gains and Losses

During the three months ended September 30, 2018, the Company recognized a gain of $554,000 for legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone acquisition, which is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the nine months ended September 30, 2017, the Company recorded a casualty loss of $19,481,000 composed of a charge of $16,361,000 to write-off the net book value of the fixed assets destroyed in the Maplewood casualty loss, and an accrual for demolition and additional incident expenses of $3,120,000. The casualty loss was partially offset by $17,143,000 of property damage insurance proceeds. The net casualty loss of $2,338,000 for the nine months ended September 30, 2017 is included in casualty and impairment (gain) loss, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

During the three months ended September 30, 2017, the Company reached a final insurance settlement for the property damage and lost income for the Maplewood casualty loss of $19,696,000, after self-insurance and deductibles. Of this amount, the Company received $7,076,000 and $13,268,000 during the three and nine months ended September 30, 2017, respectively. As part of the settlement, the Company recognized $3,495,000 as business interruption insurance proceeds for the three and nine months ended September 30, 2017, which is recorded as a component of rental and other income on the accompanying Condensed Consolidated Statements of Comprehensive Income.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2018:

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

•
In August 2018, the Company sold Avalon Ballston Place, located in Arlington, VA, containing 383 apartment homes for $169,000,000. The Company's gain on disposition was $27,215,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income. The sale of Avalon Ballston Place was part of a tax deferred exchange, under which the Company had restricted $85,828,000 of the cash proceeds in an escrow account, classified as cash in escrow on the accompanying Condensed Consolidated Balance Sheets.

At September 30, 2018, the Company had three communities and one land parcel that qualified as held for sale.

During 2016, the Company completed the construction of and sold an affordable restricted apartment building, containing 77 apartment homes. The Company received consideration for the sale in the form of a mortgage note secured by the underlying real estate. During the three months ended September 30, 2018, the Company received a payment of $16,627,000, of which $15,900,000 represents a repayment of substantially all of the outstanding principal, with the balance representing interest income on the note.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, gain on other real estate transactions, net and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2018 and 2017 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Net income	$192,407	$238,199	$588,540	$639,174
Indirect operating expenses, net of corporate income	18,855	15,752	55,850	48,472
Investments and investment management expense	1,726	1,501	4,898	4,277
Expensed transaction, development and other pursuit costs, net of recoveries	1,020	789	2,709	2,087
Interest expense, net	54,097	47,741	165,795	147,138
Loss on extinguishment of debt, net	1,678	—	2,717	24,162
General and administrative expense	13,905	11,655	42,013	38,808
Equity in income of unconsolidated real estate entities	(10,031)	(52,568)	(12,560)	(70,386)
Depreciation expense	156,538	144,990	472,282	427,050
Income tax expense	29	24	87	102
Casualty and impairment (gain) loss, net	(554)	—	(612)	11,688
Gain on sale of communities	(27,243)	(27,738)	(132,444)	(159,754)
(Gain) loss on other real estate transactions, net	(12)	120	(335)	(246)
Net operating income from real estate assets sold or held for sale	(2,545)	(10,340)	(15,913)	(35,162)
Net operating income	$399,870	$370,125	$1,173,027	$1,077,410

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Rental income from real estate assets sold or held for sale	$4,006	$16,280	$24,747	$54,803
Operating expenses from real estate assets sold or held for sale	(1,461)	(5,940)	(8,834)	(19,641)
Net operating income from real estate assets sold or held for sale	$2,545	$10,340	$15,913	$35,162

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2018. Segment information for the three and nine months ended September 30, 2018 and 2017 has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through September 30, 2018, or otherwise qualify as held for sale as of September 30, 2018, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2018
Established
New England	$60,690	$40,005	$178,841	$117,008	$2,006,671
Metro NY/NJ	106,341	74,562	315,683	219,396	3,729,612
Mid-Atlantic	59,752	41,432	177,342	123,056	2,223,386
Pacific Northwest	22,014	15,681	64,609	45,753	726,752
Northern California	92,292	70,465	274,206	209,866	2,983,019
Southern California	85,934	60,931	255,385	182,875	2,916,530
Total Established	427,023	303,076	1,266,066	897,954	14,585,970

Other Stabilized	66,542	45,196	195,034	132,498	2,740,944
Development / Redevelopment	77,499	51,598	217,416	142,575	4,895,487
Land Held for Development	N/A	N/A	N/A	N/A	116,582
Non-allocated (2)	912	N/A	2,752	N/A	96,876

Total	$571,976	$399,870	$1,681,268	$1,173,027	$22,435,859

For the period ended September 30, 2017
Established
New England	$58,872	$38,635	$174,018	$113,423	$1,988,987
Metro NY/NJ	105,225	71,864	311,301	215,187	3,617,773
Mid-Atlantic	58,561	40,020	174,653	120,186	2,213,522
Pacific Northwest	21,531	15,692	62,833	45,632	723,674
Northern California	89,798	68,731	267,316	205,168	2,966,133
Southern California	83,343	59,013	246,087	177,326	2,901,525
Total Established	417,330	293,955	1,236,208	876,922	14,411,614

Other Stabilized	52,885	34,746	137,739	88,946	2,477,846
Development / Redevelopment (3)	63,012	41,424	171,297	111,542	3,847,578
Land Held for Development	N/A	N/A	N/A	N/A	85,863
Non-allocated (2)	993	N/A	3,290	N/A	93,778
Real estate disposed or held for sale (4)					629,970

Total	$534,220	$370,125	$1,548,534	$1,077,410	$21,546,649
__________________________________

(1)	Does not include gross real estate assets held for sale of $109,900 and $53,723 as of September 30, 2018 and 2017, respectively.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(3)	Total revenue and NOI for the three and nine months ended September 30, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

(4)	Represents real estate sold or held for sale during the period of September 30, 2017 to September 30, 2018, which is not allocated to a reportable segment.

8.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Details of the outstanding awards and activity are presented below.

Information with respect to stock options granted under the Company's 1994 Stock Option and Incentive Plan (the "1994 Plan") and its Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the nine months ended September 30, 2018, is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2017	149,973	$126.77	7,778	$48.60
Exercised	(3,000)	130.23	(2,263)	48.60
Granted (1)	6,995	161.10	—	—
Forfeited	—	—	—	—
Options Outstanding, September 30, 2018	153,968	$128.26	5,515	$48.60
Options Exercisable, September 30, 2018	146,973	$126.70	5,515	$48.60
__________________________________

(1)
Options granted during the nine months ended September 30, 2018 are a result of recipient elections to receive a portion of earned performance awards and time-vesting restricted stock in the form of stock options.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2017	251,770	$155.25
Granted (1)	100,965	155.31
Change in awards based on performance (2)	5,990	148.79
Converted to restricted stock or options	(88,477)	148.79
Forfeited	(2,309)	158.52
Outstanding at September 30, 2018	267,939	$157.23
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 62,043 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 38,922 performance awards.

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

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2017	133,633	$172.33	233,928
Granted - restricted stock shares	98,713	161.58	88,297
Vested - restricted stock shares	(66,764)	171.31	(112,230)
Forfeited	(3,865)	166.70	(757)
Outstanding at September 30, 2018	161,717	$166.32	209,238

Total employee stock-based compensation cost recognized in income was $15,189,000 and $13,245,000 for the nine months ended September 30, 2018 and 2017, respectively, and total capitalized stock-based compensation cost was $8,391,000 and $7,644,000 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was a total unrecognized compensation cost of $34,159,000 for unvested restricted stock and performance awards, and is expected to be recognized over a weighted average period of 2.7 years.

9.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $912,000 and $993,000 during the three months ended September 30, 2018 and 2017, respectively, and $2,752,000 and $3,290,000 for the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,966,000 and $2,449,000 as of September 30, 2018 and December 31, 2017, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $454,000 and $368,000 in the three months ended September 30, 2018 and 2017, respectively, and $1,200,000 and $1,127,000 in the nine months ended September 30, 2018 and 2017, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $928,000 and $525,000 on September 30, 2018 and December 31, 2017, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

10.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2018 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges

Notional balance	$589,470	$34,378
Weighted average interest rate (1)	3.3%	4.8%
Weighted average swapped/capped interest rate	6.6%	5.9%
Earliest maturity date	Apr 2020	Apr 2019
Latest maturity date	Sep 2022	Apr 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

During the nine months ended September 30, 2018, in conjunction with the Company's March 2018 unsecured note issuance, the Company settled $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000. The Company has deferred the effective portion of the fair value change of these swaps in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the next 10 years. As of September 30, 2018, the Company has no outstanding forward interest rate swap agreements.

Excluding derivatives executed to hedge secured debt on communities classified as held for sale, the Company had one derivative designated as a cash flow hedge and 10 derivatives not designated as hedges at September 30, 2018. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2018 and 2017 were not material. During the nine months ended September 30, 2018, the Company deferred $11,499,000 of gains for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Cash flow hedge losses reclassified to earnings	$1,466	$1,767	$4,679	$5,301

The Company anticipates reclassifying approximately $5,752,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of September 30, 2018 and 2017.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	9/30/2018
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,359)	(1,359)	—	—
Indebtedness
Unsecured notes	(5,499,043)	(5,499,043)	—	—
Secured notes payable and variable rate unsecured indebtedness	(1,699,182)	—	(1,699,182)	—
Total	$(7,202,827)	$(5,500,402)	$(1,699,180)	$(3,245)

	12/31/2017
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	2,270	—	2,270	—
Interest Rate Swaps - Liabilities	(1,171)	—	(1,171)	—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,338)	(1,338)	—	—
Indebtedness
Unsecured notes	(5,446,604)	(5,446,604)	—	—
Secured notes payable and variable rate unsecured indebtedness	(1,849,851)	—	(1,849,851)	—
Total	$(7,299,937)	$(5,447,942)	$(1,848,750)	$(3,245)

11.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October and November 2018, the Company:

•
entered into an agreement to contribute five wholly-owned operating communities located in New York, NY, to a newly formed joint venture. The Company will retain a 20.0% equity interest in the venture and act as the managing member and property manager for the assets. The Company will account for its investment in the joint venture under the equity method of accounting. The five communities contain an aggregate of 1,301 apartment homes, approximately 58,000 square feet of retail space and have an aggregate net real estate basis of $516,214,000 as of September 30, 2018. The execution of this agreement resulted in the communities qualifying as held for sale subsequent to September 30, 2018. The Company expects to complete the transaction in December 2018.

•
sold three wholly-owned operating communities, Avalon at Fairway Hills - Fields, a single phase of a three phase community located in Columbia, MD, Avalon Fashion Valley, located in San Diego, CA, and Avalon Andover, located in Andover, MA. In the aggregate, these three communities contain 468 apartment homes and were sold for $142,650,000.

•
acquired two communities, Alexander Apartments and Lofts, located in West Palm Beach, FL, and Ironwood at Red Rocks, located in Littleton, CO. In the aggregate, these two communities contains 546 apartment homes and were acquired for a purchase price of $178,400,000.

In addition, in October 2018, the AC JV sold Avalon Woodland Park, located in Herndon, VA, containing 392 apartment homes for a sales price of $94,250,000.

As of November 2, 2018, the Company has $175,000,000 outstanding under the Credit Facility.

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

Third Quarter 2018 Highlights

•
Net income attributable to common stockholders for the three months ended September 30, 2018 was $192,486,000, a decrease of $45,762,000, or 19.2%, as compared to the prior year period. The decrease is primarily due to a decrease in joint venture real estate sales and related gains, including our promoted interest, from the prior year period, as well as an increase in depreciation expense, partially offset by increased NOI across the portfolio.

•
Established Communities NOI for the three months ended September 30, 2018 was $303,076,000, an increase of $9,121,000, or 3.1%, over the prior year period. This increase was driven by an increase in rental revenue of 2.3%, partially offset by an increase in operating expenses of 0.5% compared to the prior year period.

At September 30, 2018, we owned or held a direct or indirect interest in:

•	19 communities under construction, which are expected to contain 6,107 apartment homes with a projected total capitalized cost of $2,738,000,000; and

•
land or rights to land on which we expect to develop an additional 25 apartment communities that, if developed as expected, will contain 8,600 apartment homes, and will be developed for an aggregate total capitalized cost of $3,572,000,000.

During the three months ended September 30, 2018, we sold Avalon Ballston Place, a wholly-owned operating community located in Arlington, VA, containing 383 apartment homes. Avalon Ballston Place was sold for $169,000,000, and our gain in accordance with GAAP was $27,215,000.

In September 2018, we acquired Avalon Arundel Crossing, a wholly-owned operating community located in Linthicum Heights, MD. Avalon Arundel Crossing contains 310 apartment homes and was acquired for a purchase price of $83,000,000.

In October and November 2018, through the date this Form 10-Q was filed, we sold three wholly-owned operating communities containing an aggregate of 468 apartment homes for $142,650,000, and acquired two wholly-owned operating communities containing an aggregate of 546 apartment homes for $178,400,000.

In October 2018, we entered into an agreement to contribute five wholly-owned operating communities located in New York, NY, to a newly formed joint venture for estimated net proceeds of approximately $460,000,000 (the "NY Joint Venture"). We will retain a 20.0% interest in the venture and act as the managing member and property manager for the assets. The five communities contain an aggregate of 1,301 apartment homes and approximately 58,000 square feet of retail space. The transaction is expected to close in December 2018.

We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures including the activity discussed above. See the discussion under "Liquidity and Capital Resources".

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development ("Development Communities") and Development Rights (as defined below).  Our current operating communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2018 and 2017, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2017, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale as of September 30, 2018 or planned for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2018, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	35	8,301
Metro NY/NJ	40	11,690
Mid-Atlantic	28	9,274
Pacific Northwest	14	3,256
Northern California	36	10,798
Southern California	46	12,883
Total Established	199	56,202

Other Stabilized Communities:
New England	5	1,279
Metro NY/NJ	6	1,303
Mid-Atlantic	8	2,785
Pacific Northwest	2	860
Northern California	3	751
Southern California	8	1,967
Expansion Markets	2	622
Non Core	3	1,014
Total Other Stabilized	37	10,581

Lease-Up Communities	9	2,608

Redevelopment Communities (1)	15	6,242

Unconsolidated Communities	11	2,750

Total Current Communities	271	78,383

Development Communities	19	6,107

Total Communities	290	84,490

Development Rights	25	8,600
_________________________

(1)
Redevelopment Communities include the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes we expect the new building to contain upon completion are not included in the apartment home count presented, and will be included upon completion.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2018 and 2017 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9/30/2018	9/30/2017	$ Change	% Change	9/30/2018	9/30/2017	$ Change	% Change

Revenue:
Rental and other income	$575,070	$549,507	$25,563	4.7%	$1,703,263	$1,600,047	$103,216	6.5%
Management, development and other fees	912	993	(81)	(8.2)%	2,752	3,290	(538)	(16.4)%
Total revenue	575,982	550,500	25,482	4.6%	1,706,015	1,603,337	102,678	6.4%

Expenses:
Direct property operating expenses, excluding property taxes	111,415	111,330	85	0.1%	333,174	323,263	9,911	3.1%
Property taxes	61,230	57,698	3,532	6.1%	181,120	164,195	16,925	10.3%
Total community operating expenses	172,645	169,028	3,617	2.1%	514,294	487,458	26,836	5.5%

Corporate-level property management and other indirect operating expenses	19,777	16,759	3,018	18.0%	58,631	51,779	6,852	13.2%
Investments and investment management expense	1,726	1,501	225	15.0%	4,898	4,277	621	14.5%
Expensed transaction, development and other pursuit costs, net of recoveries	1,020	789	231	29.3%	2,709	2,087	622	29.8%
Interest expense, net	54,097	47,741	6,356	13.3%	165,795	147,138	18,657	12.7%
Loss on extinguishment of debt, net	1,678	—	1,678	100.0%	2,717	24,162	(21,445)	(88.8)%
Depreciation expense	156,538	144,990	11,548	8.0%	472,282	427,050	45,232	10.6%
General and administrative expense	13,905	11,655	2,250	19.3%	42,013	38,808	3,205	8.3%
Casualty and impairment (gain) loss, net	(554)	—	(554)	(100.0)%	(612)	11,688	(12,300)	N/A (1)
Total other expenses	248,187	223,435	24,752	11.1%	748,433	706,989	41,444	5.9%

Equity in income of unconsolidated real estate entities	10,031	52,568	(42,537)	(80.9)%	12,560	70,386	(57,826)	(82.2)%
Gain on sale of communities	27,243	27,738	(495)	(1.8)%	132,444	159,754	(27,310)	(17.1)%
Gain on other real estate transactions, net	12	(120)	132	N/A (1)	335	246	89	36.2%
Income before income taxes	192,436	238,223	(45,787)	(19.2)%	588,627	639,276	(50,649)	(7.9)%
Income tax expense	29	24	5	20.8%	87	102	(15)	(14.7)%
Net income	192,407	238,199	(45,792)	(19.2)%	588,540	639,174	(50,634)	(7.9)%

Net loss attributable to noncontrolling interests	79	49	30	61.2%	251	174	77	44.3%

Net income attributable to common stockholders	$192,486	$238,248	$(45,762)	(19.2)%	$588,791	$639,348	$(50,557)	(7.9)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $45,762,000, or 19.2%, to $192,486,000 and $50,557,000, or 7.9%, to $588,791,000 for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods. The decrease for the three months ended September 30, 2018 is primarily due to a decrease in joint venture real estate sales and related gains, including our promoted interest, from the prior year period, as well as an increase in depreciation expense, partially offset by increased NOI across the portfolio. The decrease for the nine months ended September 30, 2018 is primarily due to decreases in joint venture and wholly-owned real estate sales and related gains, including our promoted interest, coupled with increases in depreciation and interest expense, partially offset by increased NOI across the portfolio, and a loss on extinguishment of debt and a net casualty and impairment loss in the prior year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, gain on other real estate transactions, net and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2018 and 2017 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Net income	$192,407	$238,199	$588,540	$639,174
Indirect operating expenses, net of corporate income	18,855	15,752	55,850	48,472
Investments and investment management expense	1,726	1,501	4,898	4,277
Expensed transaction, development and other pursuit costs, net of recoveries	1,020	789	2,709	2,087
Interest expense, net	54,097	47,741	165,795	147,138
Loss on extinguishment of debt, net	1,678	—	2,717	24,162
General and administrative expense	13,905	11,655	42,013	38,808
Equity in income of unconsolidated real estate entities	(10,031)	(52,568)	(12,560)	(70,386)
Depreciation expense	156,538	144,990	472,282	427,050
Income tax expense	29	24	87	102
Casualty and impairment (gain) loss, net	(554)	—	(612)	11,688
Gain on sale of real estate assets	(27,243)	(27,738)	(132,444)	(159,754)
Gain on other real estate transactions, net	(12)	120	(335)	(246)
Net operating income from real estate assets sold or held for sale	(2,545)	(10,340)	(15,913)	(35,162)
Net operating income	$399,870	$370,125	$1,173,027	$1,077,410

The NOI changes for the three and nine months ended September 30, 2018, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2018	9/30/2018

Established Communities	$9,121	$21,032
Other Stabilized Communities	10,450	43,552
Development and Redevelopment Communities (1)	10,174	31,033
Total	$29,745	$95,617
____________________________

(1)	NOI for the three and nine months ended September 30, 2017 includes $3,495 in business interruption insurance proceeds related to the casualty loss at Avalon Maplewood ("Maplewood").

Rental and other income increased in the three and nine months ended September 30, 2018 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 72,579 apartment homes for the nine months ended September 30, 2018, compared to 69,284 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,605 for the nine months ended September 30, 2018 compared to $2,557 in the prior year period.

Established Communities — Rental revenue increased $29,723,000, or 2.4%, for the nine months ended September 30, 2018 compared to the prior year period due to an increase in average rental rates of 2.4% to $2,602 per apartment home and economic occupancy remained consistent a 96.2%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for 24.9% of Established Community rental revenue for the nine months ended September 30, 2018, and experienced an increase in rental revenue of 1.4% compared to the prior year period. Average rental rates increased 1.5% to $3,117 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.2% for the nine months ended September 30, 2018, compared to the prior year period. We expect operating conditions in the Metro New York/New Jersey region to remain bifurcated between New York City and surrounding suburban submarkets for the remainder of 2018. We believe elevated levels of new apartment deliveries in New York City are limiting our ability to increase rental rates, while surrounding suburban submarkets are more insulated from this new competition.

The Northern California region accounted for 21.6% of Established Community rental revenue for the nine months ended September 30, 2018, and experienced an increase in rental revenue of 2.6% compared to the prior year period. Average rental rates increased 2.5% to $2,922 per apartment home, and economic occupancy increased 0.1% to 96.5% for the nine months ended September 30, 2018, compared to the prior year period. We expect improving job and income growth in Northern California to support rental rate growth for the remainder of 2018.

The Southern California region accounted for 20.2% of Established Community rental revenue for the nine months ended September 30, 2018, and experienced an increase in rental revenue of 3.8% compared to the prior year period. Average rental rates increased 3.7% to $2,290 per apartment home, and economic occupancy increased 0.1% to 96.1% for the nine months ended September 30, 2018, compared to the prior year period. We believe stable job and improving income growth will support favorable operating conditions in Southern California for the remainder of 2018.

The New England region accounted for 14.2% of Established Community rental revenue for the nine months ended September 30, 2018, and experienced an increase in rental revenue of 2.8% compared to the prior year period. Average rental rates increased 3.0% to $2,499 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.9% for the nine months ended September 30, 2018, compared to the prior year period. We expect the operating environment in New England to remain more favorable in the suburban submarkets than in the urban submarkets due to higher levels of new apartment deliveries in the urban submarkets.

The Mid-Atlantic region accounted for 14.0% of Established Community rental revenue for the nine months ended September 30, 2018, and experienced an increase in rental revenue of 1.5% compared to the prior year period.  Average rental rates increased 1.5% to $2,213 per apartment home, and economic occupancy remained consistent at 95.9% for the nine months ended September 30, 2018, compared to the prior year period. We believe elevated levels of new apartment deliveries in the Mid-Atlantic region will continue to limit our ability to increase rental rates for the remainder of 2018.

The Pacific Northwest region accounted for 5.1% of Established Community rental revenue for the nine months ended September 30, 2018, and experienced an increase in rental revenue of 2.7% compared to the prior year period. Average rental rates increased 2.7% to $2,289 per apartment home, and economic occupancy remained consistent at 96.0% for the nine months ended September 30, 2018, compared to the prior year period. We believe accelerating levels of new apartment deliveries in the Pacific Northwest will limit our ability to increase rental rates for the remainder of 2018.

Management, development and other fees decreased $538,000, or 16.4%, for the nine months ended September 30, 2018 as compared to the prior year period. The decrease for the nine months ended September 30, 2018 is primarily due to lower property and asset management fees earned as a result of dispositions from Fund II and the U.S. Fund.

Direct property operating expenses, excluding property taxes increased $9,911,000, or 3.1%, for the nine months ended September 30, 2018 compared to the prior year period. The increase for the nine months ended September 30, 2018 is primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $663,000, or 0.8%, and increased $2,038,000, or 0.9%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The decrease for the three months ended September 30, 2018 is primarily due to decreased land lease expense from the purchase in December 2017 of land previously subject to a ground lease and lower marketing and property insurance costs. The increase for the nine months ended September 30, 2018 is primarily due to increased compensation expense, repair and maintenance costs and utilities, partially offset by decreased land lease expense as described above.

Property taxes increased $3,532,000, or 6.1%, and $16,925,000, or 10.3%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2018 are primarily due to the addition of newly developed and acquired apartment communities, coupled with increased assessments across our portfolio and successful appeals in the prior year periods.

For Established Communities, property taxes increased $1,235,000, or 3.0%, and $6,788,000, or 5.7%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2018 are primarily due to increased assessments in the current year periods and successful appeals in the prior year periods. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $3,018,000, or 18.0%, and $6,852,000, or 13.2%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2018 are primarily due to advocacy contributions, spending on corporate initiatives and increased compensation related costs in the current year periods.

Interest expense, net increased $6,356,000, or 13.3%, and $18,657,000, or 12.7%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increases for the three and nine months ended September 30, 2018 are primarily due to a decrease in amounts of interest capitalized and an increase in outstanding unsecured indebtedness, partially offset by a decrease in secured indebtedness.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums and discounts from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The losses of $1,678,000 and $2,717,000 for the three and nine months ended September 30, 2018, respectively, were due to the non-cash write-off of unamortized discount, deferred financing costs and prepayment penalties on the repayment of secured debt during the periods. The loss of $24,162,000 for the nine months ended September 30, 2017, was primarily due to prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000 associated with the repayment of $556,313,000 aggregate principal amount of fixed rate mortgage notes secured by 12 wholly-owned operating communities in advance of their May 2019 maturity dates. This was partially offset by a gain of $10,839,000, primarily composed of the write-off of unamortized premium on the repayment of $670,590,000 principal amount of fixed rate mortgage notes secured by 11 wholly-owned operating communities in advance of their November 2017 maturity dates.

Depreciation expense increased $11,548,000, or 8.0%, and $45,232,000, or 10.6%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense increased $2,250,000, or 19.3%, and $3,205,000, or 8.3%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increases for the three and nine months ended September 30, 2018 are primarily due to an increase in compensation related expenses, legal costs and professional fees. The increase for the nine months ended September 30, 2018 is partially offset by decreased sales and use tax expense.

Casualty and impairment (gain) loss, net for the nine months ended September 30, 2017 consists of an impairment charge recognized for a land parcel we had acquired for development in 2004 and sold in July 2017 and the Maplewood casualty loss.

Equity in income of unconsolidated real estate entities decreased $42,537,000, or 80.9%, and $57,826,000, or 82.2%, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The decreases for the three and nine months ended September 30, 2018 are primarily due to gains on the sale of communities in various ventures and the recognition of income for the Company's promoted interest from Fund II in the prior year periods, coupled with the resulting decreased NOI from the ventures in the current year periods, due to disposition activity in 2017.

Gain on sale of communities decreased for the nine months ended September 30, 2018 compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Reconciliation of Non-GAAP Financial Measures

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® ("NAREIT"), we calculate Funds from Operations Attributable to Common Stockholders ("FFO") as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	cumulative effect of change in accounting principle;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;

•	depreciation of real estate assets; and

•	similar adjustments for unconsolidated partnerships and joint ventures.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains, non-core business costs, and promoted interests;

•	casualty and impairment losses or gains, net;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	advocacy contributions, representing payments to promote our business interests;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed transaction costs; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017

Net income attributable to common stockholders	$192,486	$238,248	$588,791	$639,348
Depreciation - real estate assets, including joint venture adjustments	156,204	144,409	470,976	426,494
Distributions to noncontrolling interests	11	11	33	32
Gain on sale of unconsolidated entities holding previously depreciated real estate	(8,636)	(31,413)	(8,636)	(40,110)
Gain on sale of previously depreciated real estate	(27,243)	(27,738)	(132,444)	(159,754)
FFO attributable to common stockholders	312,822	323,517	918,720	866,010

Adjusting items:
Joint venture losses (1)	307	430	314	811
Joint venture promote (2)	—	(19,977)	(925)	(26,742)
Impairment loss on real estate (3)	—	—	—	9,350
Casualty (gain) loss, net on real estate (4)	(554)	—	(612)	2,338
Business interruption insurance proceeds (5)	—	(3,495)	—	(3,495)
Lost NOI from casualty losses covered by business interruption insurance (6)	—	2,375	1,730	6,242
Loss on extinguishment of consolidated debt	1,678	—	2,717	24,162
Advocacy contributions	843	—	1,449	—
Hedge ineffectiveness	—	—	—	(753)
Severance related costs	80	18	582	153
Development pursuit write-offs and expensed transaction costs, net	188	339	758	1,174
(Gain) loss on other real estate transactions, net	(12)	120	(335)	(246)
Legal settlements	—	7	367	91
Core FFO attributable to common stockholders	$315,352	$303,334	$924,765	$879,095

Weighted average common shares outstanding - diluted	138,323,064	138,307,046	138,230,724	138,006,192

EPS per common share - diluted	$1.39	$1.72	$4.26	$4.63
FFO per common share - diluted	$2.26	$2.34	$6.65	$6.28
Core FFO per common share - diluted	$2.28	$2.19	$6.69	$6.37
_________________________

(1)
Amounts are primarily composed of (i) our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity and (ii) the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund.

(2)	Amounts represent our promoted interest in Fund II.

(3)	Amount for the nine months ended September 30, 2017 is composed of an impairment charge for a land parcel we had acquired for development in 2004 and sold in July 2017.

(4)
Amounts for the three and nine months ended September 30, 2018 include $554 in legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone acquisition. Amount for the nine months ended September 30, 2017 represents the Maplewood net casualty loss.

(5)	Amounts for the three and nine months ended September 30, 2017 are composed of business interruption insurance proceeds resulting from the final insurance settlement of the Maplewood casualty loss.

(6)
Amounts for the three and nine months ended September 30, 2018 relate to the Maplewood casualty loss in Q1 2017, for which the Company recognized $3,495 in business interruption insurance proceeds in Q3 2017. Amounts for the three and nine months ended September 30, 2017, primarily relate to the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in Q1 2016, and also include amounts related to the Maplewood casualty loss.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2018	9/30/2017 (1)	9/30/2018	9/30/2017 (1)
Net cash provided by operating activities	$356,062	$358,122	$981,359	$933,778
Net cash provided by (used in) investing activities	$(178,775)	$(371,028)	$(495,456)	$(624,752)
Net cash used in financing activities	$(245,593)	$(63,136)	$(406,218)	$(421,892)
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

We had cash and cash equivalents and restricted cash of $281,591,000 at September 30, 2018, an increase of $79,685,000 from $201,906,000 at December 31, 2017. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $981,359,000 for the nine months ended September 30, 2018 from $933,778,000 for the nine months ended September 30, 2017. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $495,456,000 for the nine months ended September 30, 2018. The net cash used was primarily due to:

•	investment of $864,550,000 in the development and redevelopment of communities;

•	acquisition of one wholly-owned operating community for $84,088,000; and

•	capital expenditures of $62,092,000 for our operating communities and non-real estate assets.

These amounts are partially offset by proceeds from dispositions of $466,187,000, of which $85,828,000 was held in escrow related to a subsequent tax deferred exchange.

Financing Activities — Net cash used in financing activities totaled $406,218,000 for the nine months ended September 30, 2018.  The net cash used was primarily due to:

•	payment of cash dividends in the amount of $602,152,000; and

•	the repayment of mortgage notes payable in the amount of $157,164,000.

These amount are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $299,442,000, less deferred financing costs for the issuance activity of $3,347,000; and

•	borrowings under the Credit Facility of $56,000,000.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (3.13% at October 31, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $241,000,000 outstanding under the Credit Facility and had $39,510,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2018.

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

We were in compliance with these covenants at September 30, 2018.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of October 31, 2018, there are no outstanding forward sales agreements. As of October 31, 2018, we had $892,915,000 of shares remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

In conjunction with our March 2018 unsecured note issuance, we settled $300,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000. As of September 30, 2018, we have no outstanding forward interest rate swap agreements.

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

The following debt activity occurred during the nine months ended September 30, 2018:

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

•
In March 2018, we issued $300,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $296,210,000. The notes mature in April 2048 and were issued at a 4.35% interest rate. The effective interest rate of the notes for the first 10 years is 3.97%, including the impact of an interest rate hedge and offering costs, and for the remainder of the term the effective interest rate is 4.39%.

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

•
In August 2018, we repaid $95,859,000 aggregate principal amount of variable debt secured by Avalon Calabasas, of which $51,449,000 was repaid at par at its scheduled maturity date, and $44,410,000 was repaid at par in advance of its April 2028 maturity date. We recognized a non-cash charge of $1,678,000 for the write-off of unamortized debt discount.

In November 2018, through the date this Form 10-Q was filed, we had net borrowings of $175,000,000 on our Credit Facility.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2018 and December 31, 2017 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	9/30/2018	2018	2019	2020	2021	2022	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Oaks West	7.55%	Apr-2043	(3)	$15,213	$—	$—	$—	$—	$—	$—	$—
Avalon at Chestnut Hill	6.16%	Oct-2047		38,097	37,698	137	566	596	629	663	35,107
Avalon Westbury	3.86%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				115,510	99,898	137	566	596	629	663	97,307
Variable rate
Eaves Mission Viejo	2.47%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	2.53%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.91%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	2.92%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	4.24%	Nov-2037	(5)	93,800	93,800	—	—	—	—	—	93,800
Avalon Acton	2.85%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	3.36%	May-2046	(4)	100,000	100,000	—	—	—	345	405	99,250
Avalon Clinton North	3.25%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.25%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.16%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	3.14%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.68%	Apr-2028	(3)	44,410	—	—	—	—	—	—	—
				801,495	757,085	—	—	—	345	405	756,335
Conventional loans
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020		250,000	250,000	—	—	250,000	—	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	—	250,000	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	—	450,000	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	—	250,000
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	—	400,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	—	350,000
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.80%	Jul-2033	(3)	15,579	—	—	—	—	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066		3,557	3,699	—	—	—	—	—	3,699
AVA Pasadena	4.06%	Jun-2018	(3)	11,073	—	—	—	—	—	—	—
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		29,533	29,136	137	564	591	27,844	—	—
Avalon Westbury	4.88%	Nov-2036	(4)	16,450	15,440	346	1,430	1,495	1,575	1,655	8,939
Avalon San Bruno III	3.18%	Jun-2020		53,315	52,401	311	1,264	50,826	—	—	—
Avalon Andover	3.28%	Apr-2018		13,498	—	—	—	—	—	—	—
Avalon Natick	3.15%	Apr-2019		13,831	13,571	88	13,483	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	—	67,904	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		68,637	67,480	395	67,085	—	—	—	—
				5,828,477	6,084,731	1,277	83,826	770,816	279,419	451,655	4,497,738

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	9/30/2018	2018	2019	2020	2021	2022	Thereafter
Variable rate
Avalon Calabasas	2.40%	Aug-2018		52,092	—	—	—	—	—	—	—
Avalon Natick	4.79%	Apr-2019	(5)	35,039	34,378	224	34,154	—	—	—	—
Archstone Lexington	3.82%	Oct-2020		21,700	21,700	—	—	21,700	—	—	—
Term Loan - $100 million	3.17%	Feb-2022		100,000	100,000	—	—	—	—	100,000	—
Term Loan - $150 million	3.71%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	2.95%	Jan-2021		300,000	300,000	—	—	—	300,000	—	—
				658,831	606,078	224	34,154	21,700	300,000	100,000	150,000

Total indebtedness - excluding Credit Facility				$7,404,313	$7,547,792	$1,638	$118,546	$793,112	$580,393	$552,723	$5,501,380
_________________________

(1)
Rates are given as of September 30, 2018 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $46,055 and $47,236 as of September 30, 2018 and December 31, 2017, respectively, and deferred financing costs and debt discount associated with secured notes of $24,509 and $27,607 as of September 30, 2018 and December 31, 2017, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

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

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2018, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings and includes the NY Joint Venture and other activity in October and November 2018 as discussed in this Form 10-Q. Additional sources of liquidity in 2018 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of September 30, 2018, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding Fund II, which sold its final apartment community in 2017, and joint ventures formed with Equity Residential as part of the Archstone acquisition. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of September 30, 2018, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

U.S. Fund
1. Avalon Studio 4121 - Studio City, CA		149	$57,091	$28,455	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (4)		205	77,187	51,300	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,399	28,554	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	97,306	55,448	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	80,191	42,978	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	946	369,174	206,735		3.08%

AC JV
1. Avalon North Point - Cambridge, MA (5)		426	188,494	111,653	Fixed	6.00%	Aug 2021
2. Avalon Woodland Park - Herndon, VA (5)(6)		392	86,555	50,647	Fixed	6.00%	Aug 2021
3. Avalon North Point Lofts - Cambridge, MA		103	26,849	—	N/A	N/A	N/A
Total AC JV	20.0%	921	301,898	162,300		6.00%

North Point II JV, LP
1. AVA North Point - Cambridge, MA (7)		265	105,397	—	N/A	N/A	N/A
Total North Point II JV, LP	55.0%	265	105,397	—		N/A

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,413	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,617	22,338	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	145,030	125,338		3.27%

Total Unconsolidated Investments		2,750	$921,499	$494,373		4.09%
_____________________________

(1)	Represents total capitalized cost as of September 30, 2018.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of September 30, 2018.

(4)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(5)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

(6)	In October 2018, this community was sold for a sales price of $94,250, with the venture repaying the associated partner loan.

(7)	Development of this community was completed during the three months ended September 30, 2018.

During the three and nine months ended September 30, 2018, the U.S. Fund sold one community containing 131 apartment homes for a sales price of $85,500,000. Our share of the gain was $8,636,000. In conjunction with the disposition of this community, during the three and nine months ended September 30, 2018, the U.S. Fund repaid $27,928,000 of secured indebtedness in advance of its scheduled maturity date. This resulted in a charge for a prepayment penalty and the write-off of deferred financing costs, of which our portion was $89,000.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2018, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2018, we owned or held a direct or indirect interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,107 apartment homes to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,738,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Boonton Boonton, NJ	350	$91	Q3 2016	Q2 2019	Q1 2020	Q3 2020
2.	15 West 61st Street (4)(5) New York, NY	172	604	Q4 2016	Q2 2019	Q4 2019	Q2 2020
3.	Avalon Belltown Towers (4) Seattle, WA	273	147	Q4 2016	Q3 2019	Q4 2019	Q2 2020
4.	Avalon Public Market Emeryville, CA	289	163	Q4 2016	Q2 2019	Q4 2019	Q2 2020
5.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q3 2019	Q1 2020	Q3 2020
6.	AVA Hollywood (4) Hollywood, CA	695	365	Q4 2016	Q2 2019	Q2 2020	Q4 2020
7.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
8.	Avalon at the Hingham Shipyard II Hingham, MA	190	64	Q2 2017	Q3 2018	Q2 2019	Q4 2019
9.	Avalon Piscataway Piscataway, NJ	360	90	Q2 2017	Q3 2018	Q2 2019	Q4 2019
10.	Avalon Sudbury Sudbury, MA	250	85	Q3 2017	Q2 2018	Q1 2019	Q3 2019
11.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
12.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q4 2019	Q2 2021	Q3 2021
13.	Avalon Walnut Creek II Walnut Creek, CA	200	109	Q4 2017	Q4 2019	Q2 2020	Q4 2020
14.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
15.	Avalon Saugus (4) Saugus, MA	280	93	Q2 2018	Q3 2019	Q1 2020	Q3 2020
16.	Avalon Doral Doral, FL	350	111	Q2 2018	Q2 2020	Q1 2021	Q3 2021
17	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
18.	Avalon Harbor East Baltimore, MD	400	139	Q3 2018	Q4 2020	Q3 2021	Q1 2022
19.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q1 2020	Q3 2020	Q1 2021
	Total	6,107	$2,738
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

(5)
We are exploring a potential for-sale strategy of individual condominium units for the residential portion of 15 West 61st Street. As a result, we may commence the sales process for the residential units in the first half of 2019, subject to future market conditions. We intend to own and operate the retail portion of the development, which is expected to complete construction during 2019.

During the three months ended September 30, 2018, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Dogpatch San Francisco, CA	326	$204	262,478	$777
2.	AVA North Point (2) Cambridge, MA	265	110	226,912	$485
	Total	591	$314
__________________________________

(1)	Total capitalized cost is as of September 30, 2018. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)
We developed this project within an unconsolidated joint venture that was formed in July 2016, in which we own a 55.0% interest. The projected total capitalized cost above represents the total cost for the venture.

We anticipate commencing the construction of four apartment communities during the balance of 2018, which, if completed as expected, will contain 1,327 apartment homes and be constructed for a total capitalized cost of $511,000,000.

Redevelopment Communities

As of September 30, 2018, there were 15 communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $373,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio for the remainder of 2018. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost ($ millions) (1)(2)	Reconstruction start	Estimated reconstruction completion (2)	Estimated restabilized operations (3)
1.	AVA Toluca Hills Los Angeles, CA	1,151	$79	Q1 2017	Q2 2019	Q4 2019
2.	Avalon Prudential Center II Boston, MA	266	19	Q1 2017	Q4 2019	Q2 2020
3.	Avalon Midtown West New York, NY	550	39	Q1 2017	Q4 2019	Q2 2020
4.	Avalon at Edgewater II (4) Edgewater, NJ	240	60	Q2 2017	Q4 2018	Q1 2019
5.	Avalon at Florham Park Florham Park, NJ	270	13	Q3 2017	Q4 2018	Q2 2019
6.	AVA Van Ness Washington, D.C.	269	20	Q3 2017	Q1 2019	Q3 2019
7.	Avalon Ballston Square Arlington, VA	714	25	Q4 2017	Q3 2019	Q1 2020
8.	Eaves Los Feliz Los Angeles, CA	263	6	Q1 2018	Q4 2018	Q2 2019
9.	Eaves Seal Beach Seal Beach, CA	549	32	Q1 2018	Q4 2019	Q2 2020
10.	Avalon Walnut Ridge II Walnut Creek, CA	360	7	Q1 2018	Q4 2018	Q2 2019
11.	Eaves Redmond Campus Redmond, WA	422	24	Q1 2018	Q2 2019	Q4 2019
12.	Eaves Fairfax Towers Falls Church, VA	415	6	Q1 2018	Q2 2019	Q4 2019
13.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q1 2020	Q3 2020
14.	Avalon Court Melville, NY	494	15	Q1 2018	Q3 2019	Q1 2020
15.	Avalon Studio City Studio City, CA	276	10	Q2 2018	Q1 2019	Q3 2019
	Total	6,482	$373
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Projected total capitalized costs represent the aggregate of any multiple phase redevelopments and the estimated reconstruction completion dates reflect all planned phases.

(3)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

(4)
Redevelopment Communities includes the reconstruction of the building destroyed in the Edgewater casualty loss. Due to the nature of this reconstruction, the 240 apartment homes that we expect the new building to contain upon completion are not included in the apartment home count presented elsewhere in this Form 10-Q, and will be included upon completion.

Development Rights

At September 30, 2018, we had $116,582,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $45,869,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 25 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2018 includes $91,196,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,600 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 19 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for three Development Rights we either currently own the land, have an ownership interest in a joint venture that owns the land or have executed a long term land lease for the parcel of land on which a community would be built if we proceeded with development. During the next 12 months we expect to commence construction of apartment communities on the three Development Rights for which we currently own the land, with a carrying basis of $116,582,000. In addition, three Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the nine months ended September 30, 2018, we incurred a charge of approximately $3,327,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable to be developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of September 30, 2018:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	4	922	$356
Metro NY/NJ	7	2,970	1,263
Mid-Atlantic	2	671	159
Pacific Northwest	3	845	270
Northern California	5	1,543	829
Southern California	3	1,282	580
Denver	1	367	115
Total	25	8,600	$3,572
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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

With regard to the building that was destroyed, three class action lawsuits have been filed against the Company on behalf of occupants and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017 the District Court granted final approval of the class action settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only 44 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster completed his evaluation of 35 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next two months. In addition to the class action lawsuits described above, the Company has resolved litigated claims with approximately 60 units. There is currently one remaining resident lawsuit with respect to the destroyed building- filed in the Superior Court of New Jersey, Bergen County - Law Division; the Company believes it has meritorious defenses to the extent of damages claimed in that suit. A number of subrogation lawsuits had been filed against the Company by insurers of Edgewater residents who obtained renters insurance; these lawsuits have been resolved (including by way of settlements in principle of four lawsuits in October 2018). A fourth class action, being heard in the same federal court, was filed against the Company on behalf of a purported class of residents of the second Edgewater building that suffered minimal damage; in October 2018 the court certified the class and the case will continue as a class action.

Having settled many third party claims as described above, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies. However, the Company can give no assurances in this regard and continues to evaluate this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2018	109	$171.89	—	$200,000
August 1 - August 31, 2018	—	$—	—	$200,000
September 1 - September 30, 2018	—	$—	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows and (iv) notes to condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 2, 2018	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 2, 2018	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)