Form 10-K
period 2018-12-31
AVALONBAY COMMUNITIES INC
filed 2019-02-22
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2018 was $23,656,288,475.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2019 was 138,508,567.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2019 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas in these regions that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We believe that Denver, Colorado, and Southeast Florida share these characteristics and we began investing in these markets in 2017.

At January 31, 2019, we owned or held a direct or indirect ownership interest in:

•
269 operating apartment communities containing 78,365 apartment homes in 12 states and the District of Columbia, of which 254 communities containing 74,706 apartment homes were consolidated for financial reporting purposes and 15 communities containing 3,659 apartment homes were held by unconsolidated entities in which we hold an ownership interest. Nine of the consolidated communities containing 3,648 apartment homes were under redevelopment, as discussed below;

•
21 communities under development that are expected to contain an aggregate of 6,609 apartment homes when completed and one mixed-use project being developed in which we are currently pursuing a potential for-sale strategy of individual condominium units; and

•	rights to develop an additional 28 communities that, if developed as expected, will contain 9,769 apartment homes.

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

During the three years ended December 31, 2018, we acquired 12 apartment communities and disposed of 21 apartment communities, excluding unconsolidated investments and the five wholly-owned communities we contributed to the NYC Joint Venture (as defined below) during 2018. During the three years ended December 31, 2018, we completed the development of 29 apartment communities and the redevelopment of 25 apartment communities.

We have investments in unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 55.0%, excluding joint ventures formed with Equity Residential as part of the Archstone Acquisition. During the three years ended December 31, 2018, excluding the NYC Joint Venture, we realized our pro rata share of the gain from the sale of 11 communities owned by unconsolidated real estate entities.

During 2018, we contributed five wholly-owned operating communities located in New York, NY, to a newly formed joint venture (the "NYC Joint Venture"). We retained a 20.0% interest in the venture and are acting as the managing member of the venture as well as the property manager for the communities. The five communities contain an aggregate of 1,301 apartment homes and 58,000 square feet of retail space.

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

A more detailed description of our unconsolidated real estate entities and the related investment activity can be found in the discussion in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 of this report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

During 2018, excluding the five wholly-owned operating communities contributed to the NYC Joint Venture, we sold 10 operating communities, including sales by unconsolidated entities, and recognized a gain in accordance with U.S. generally accepted accounting principles (“GAAP”) of $205,770,000.

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

Redevelopment Strategy.    When we undertake the redevelopment of a community, our goal is to renovate and/or rebuild an existing community so that our total investment is generally below replacement cost and the community is well positioned in the market to achieve attractive returns on our capital. We have dedicated redevelopment teams and procedures that are intended to control both the cost and risks of redevelopment. Our redevelopment teams, which include redevelopment, construction and property management personnel, monitor redevelopment progress. We believe we achieve significant cost savings by undertaking the redevelopment primarily through an occupied turn strategy, in which we continue to operate the community as we install improvements in occupied apartment homes, working to minimize any impact on our current residents.

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

As part of the Archstone Acquisition in 2013, we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2018 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $48,300,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2018, we had a total of approximately 681,000 square feet of rentable retail space, excluding retail space within communities currently under development. Gross rental revenue provided by leased retail space in 2018 was $26,071,000 (1.1% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail or for-sale residential components of a mixed-use building or project that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

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

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Executive Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Policy for Recoupment of Incentive Compensation, and Sustainability Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., Ballston Tower, Suite 800, 671 N. Glebe Rd., Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2019, we had 3,087 employees.

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

•
we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

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

•
we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements); and

•
we may incur liability if our communities are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance.

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

The construction and maintenance of our communities include a risk of major casualty events that could materially damage our property and the property of others and pose the risk of personal injury. While we carry insurance for such risks in amounts we deem reasonable, we cannot assure that such insurance will be adequate, and when we have incurred and in the future may incur such casualties, we are subject to losses on account of deductibles and self-insured amounts in any event. Such casualties may also expose us in the future to higher insurance premiums, greater construction or operating costs (either voluntarily assumed by us or as a result of new local regulations) and risks to our reputation among prospective residents or municipalities from which we may seek approvals in the future, all of which could have a material adverse effect on our business and our financial condition and results of operations.

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses and the overall market value of our real estate assets.

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

Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord/tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes.

We have seen a recent increase in municipalities implementing, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based solely on market conditions. For example, in 2016 in Mountain View, California, the voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multi-family housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

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

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

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

Rising interest rates could increase interest costs and could affect the market price of our common stock, and efforts to hedge such risk could be ineffective and cause us to incur costs.

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

From time to time we use interest rate derivatives to hedge and manage our exposure to certain interest rate risks. For example, from time to time, when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to issuance of the securities by entering into interest rate hedging contracts. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. The settlement of interest rate hedging contracts has involved and may in the future involve material charges to our earnings. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing and implementing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will be effective. Termination of these hedging agreements may involve net costs, such as transaction fees, settlement costs and/or breakage costs.

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning or an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2018, 5.2% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years), may limit our ability to raise rents and, as a consequence, may also adversely affect the value of the communities subject to these restrictions. In addition, if we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds or agreements related to property taxes.

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

The mortgages on properties that are subject to secured debt generally include provisions which stipulate a prepayment penalty or payment that we will be obligated to pay in the event that we elect to repay the mortgage note prior to the earlier of (i) the stated maturity of the note or (ii) the date at which the mortgage note is prepayable without such penalty or payment. If we elect to repay some or all of the outstanding principal balance for our mortgage notes, we may incur prepayment penalties or payments under these provisions which could materially adversely affect our results of operations.

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

We may distribute taxable dividends that are payable in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash dividend received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends.

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

From time to time we dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse tax consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.

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

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. For example, in 2017 we entered the Denver, Colorado, and Southeast Florida markets, where we have now engaged, and continue to pursue, development and acquisition opportunities. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and a lack of familiarity with local governmental and permitting procedures.

Although we are primarily in the multifamily rental business, we also own and lease ancillary retail and commercial space, in particular when such tenants represent the best use of the space, as is often the case with large urban in-fill developments. Gross rental revenue provided by leased retail/commercial space in our portfolio represented 1.1% of our total revenue in 2018. The long term nature of our retail/commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

We also may engage or have an interest in for-sale activity. For example, we have indicated that we may pursue the sale of residential condominium units as a disposition strategy from the residential component of our development at 15 West 61st Street, New York, New York. We may be unsuccessful at developing real estate with the intent to sell or in selling condominiums as a disposition strategy for an asset, which could have an adverse effect on our results of operations.

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

Instead of acquiring, developing or maintaining ownership of apartment communities as a wholly-owned investment, at times we invest in real estate as a partner or a co-venturer with other investors. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals that are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.

We are exposed to risks associated with investment in and management of discretionary real estate investment funds and joint ventures.

We have investment interests in unconsolidated real estate entities (collectively, "ventures") ranging from 20.0% to 55.0%. The ventures present risks, including the following:

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

We rely on information technology in our operations, and any breach, interruption or security failure of that technology, or any non-compliance with applicable laws with respect to the use of that technology, could have a negative impact on our business, results of operations, financial condition and/or reputation.

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

Various laws and regulations and interpretations thereof, as well as agreements with payment processors, require, or may require, us to comply with rules related to our websites for use by residents and prospective residents, including requirements related to accessibility of our websites to persons with disabilities and our handling of data collection. We could face liabilities for failure to comply with these requirements. We could incur costs to comply with stricter and more complex data privacy, data collection and information security laws and standards.

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

Terrorism risk. We have significant investments in large metropolitan markets, such as Metro New York/New Jersey and Washington, D.C., which have in the past been or may in the future be the target of actual or threatened terrorist attacks. Future terrorist attacks in these markets could directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage and that could have a material adverse effect on our business, financial condition and results of operations.

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

Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of a number of the communities that we have acquired. Although we implement an operations and maintenance program at each of the communities at which ACMs are detected, we may fail to adequately observe such program or a disturbance of ACMs may occur nevertheless, exposing us to liability.

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

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our stockholders. In addition, we hold through our taxable REIT subsidiaries certain assets and engage in certain activities that a REIT could not engage in directly. We also use taxable REIT subsidiaries to hold certain assets that we believe would be subject to the 100% prohibited transaction tax if sold at a gain outside of a taxable REIT subsidiary or to engage in activities that generate non-qualifying REIT income. Our taxable REIT subsidiaries are subject to U.S. tax as regular corporations. The Archstone Acquisition increased the amount of assets held through our taxable REIT subsidiaries.

Prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders or holders of our debt securities.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. The Established Communities for the year ended December 31, 2018 are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2017, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as January 1, 2018, or which were acquired during the year ended December 31, 2018. Other Stabilized Communities includes stabilized operating communities in our expansion markets of Denver, Colorado, and Southeast Florida, but excludes communities that are conducting or planning to conduct substantial redevelopment activities within the fiscal year.

•	Lease-Up Communities are consolidated communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•
Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates.

•	Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated entity.

Development Communities are communities that are either currently under construction, or were under construction and completed during the fiscal year. These communities may be partially complete and operating.

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

As of December 31, 2018, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	35	8,301
Metro NY/NJ	35	10,389
Mid-Atlantic	28	9,274
Pacific Northwest	14	3,256
Northern California	36	10,798
Southern California	46	12,883
Total Established	194	54,901

Other Stabilized Communities:
New England	4	1,164
Metro NY/NJ	9	2,363
Mid-Atlantic	7	2,593
Pacific Northwest	2	860
Northern California	4	1,111
Southern California	9	3,220
Expansion Markets	5	1,408
Non-Core	3	1,014
Total Other Stabilized	43	13,733

Lease-Up Communities	9	2,608

Redevelopment Communities	9	3,648

Unconsolidated Communities	15	3,659

Total Current Communities	270	78,549

Development Communities (1)	21	6,609

Total Communities	291	85,158

Development Rights	28	9,769
_________________________________

(1)
Development Communities excludes the development of 15 West 61st Street, expected to contain 172 residential units and 67,000 square feet of retail space. We are pursuing a potential for-sale strategy of individual condominium units for the residential portion, while we would maintain ownership of the retail portion.

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Established Communities portfolio annually. Changes in the Established Communities portfolios for the years ended December 31, 2018, 2017 and 2016 were as follows:

Number of communities
Established Communities as of December 31, 2015	177
Communities added	25
Communities removed (1):
Redevelopment Communities	(3)
Disposed Communities	(6)
Communities with multiple phases combined	(2)
Established Communities as of December 31, 2016	191
Communities added	17
Communities removed (1):
Redevelopment Communities	(10)
Disposed Communities	(6)
Other Stabilized (2)	(1)
Communities with multiple phases combined	(1)
Established Communities as of December 31, 2017	190
Communities added	25
Communities removed (1):
Redevelopment Communities	(9)
Disposed Communities (3)	(13)
Other Stabilized (2)	(1)
Communities with multiple phases separated	2
Established Communities as of December 31, 2018	194
_________________________________

(1)
We remove a community from our Established Communities portfolio if we believe that planned activity for a community for the upcoming year will result in that community's expected operations not being comparable to the prior year period. We believe that a community's expected operations will not be comparable to the prior year period when we intend either (i) to undertake a significant capital renovation of the community, such that we would consider the community to be classified as a Redevelopment Community; (ii) to dispose of a community through a sale or other disposition transaction; or (iii) when a significant casualty loss occurs.

(2)	Community was moved from the Established Communities portfolio to the Other Stabilized portfolio as a result of a casualty loss that occurred during the year and impacted operations.

(3)	Includes the five wholly-owned communities contributed to the NYC Joint Venture.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2019, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	131	39,699
Mid-rise	110	30,296
High-rise	28	8,370
Total Current Communities	269	78,365

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2018	1/31/2019	1/31/2018	1/31/2019	1/31/2018	1/31/2019
New England	50	47	12,392	11,846	15.9%	15.1%
Boston, MA	40	37	10,422	9,876	13.4%	12.6%
Fairfield, CT	10	10	1,970	1,970	2.5%	2.5%

Metro NY/NJ	51	54	14,470	15,279	18.6%	19.5%
New York City, NY	13	14	4,909	5,089	6.3%	6.5%
New York Suburban	18	19	4,419	4,573	5.7%	5.8%
New Jersey	20	21	5,142	5,617	6.6%	7.2%

Mid-Atlantic	40	41	14,461	14,380	18.6%	18.4%
Washington Metro/Baltimore, MD	40	41	14,461	14,380	18.6%	18.4%

Pacific Northwest	18	17	4,669	4,538	6.0%	5.8%
Seattle, WA	18	17	4,669	4,538	6.0%	5.8%

Northern California	41	42	12,222	12,548	15.8%	16.0%
San Jose, CA	12	12	4,713	4,713	6.1%	6.0%
Oakland-East Bay, CA	13	13	3,847	3,847	5.0%	4.9%
San Francisco, CA	16	17	3,662	3,988	4.7%	5.1%

Southern California	62	60	17,764	17,352	23.0%	22.1%
Los Angeles, CA	40	40	11,916	11,916	15.4%	15.2%
Orange County, CA	13	12	3,621	3,370	4.7%	4.3%
San Diego, CA	9	8	2,227	2,066	2.9%	2.6%

Expansion markets	2	5	622	1,408	0.8%	1.8%
Denver, CO	1	3	252	748	0.3%	1.0%
Southeast Florida	1	2	370	660	0.5%	0.8%

Non-Core	3	3	1,014	1,014	1.3%	1.3%
	267	269	77,614	78,365	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2018, we completed construction of seven communities containing 1,915 apartment homes, one of which was developed through an unconsolidated joint venture, and sold 10 operating communities containing an aggregate of 2,321 apartment homes, as well as the five communities contributed to the NYC Joint Venture. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.2 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 9.9 years.

Of the Current Communities, as of January 31, 2019, we owned (directly or through wholly-owned subsidiaries):

•
252 operating communities, including 241 with a full fee simple, or absolute, ownership interest and 11 that are on land subject to a land lease. The land leases have various expiration dates from October 2026 to March 2142, and six of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration.

•
A general partnership interest and an indirect limited partnership interest in Archstone Multifamily Partners AC LP (the “U.S. Fund”), Multifamily Partners AC JV LP (the “AC JV”) and North Point II JV, LP, subsidiaries of which own five, two and one operating communities, respectively. One community owned by the U.S. Fund is subject to a land lease.

•
A membership interest in four limited liability companies, one of which, the NYC Joint Venture, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities, and three ventures that each hold a fee simple interest in an operating community.

•	A general partnership interest in one partnership structured as a “DownREIT,” as described more fully below, that owns one community.

We also hold, directly or through wholly-owned subsidiaries, the full fee simple ownership interest in our Development Communities, as well as a mixed-use project currently being developed in which we are pursuing a potential for-sale strategy of individual condominium units.

In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2019, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Development Communities

As of December 31, 2018, we owned or held a direct or indirect interest in 21 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,609 apartment homes and 87,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,383,000,000. Additionally, we are pursuing a potential for-sale strategy of individual condominium units for the residential portion of the 15 West 61st Street development, which is currently under construction and when completed is expected to contain 172 residential units and 67,000 square feet of retail space for a total capitalized cost of $620,000,000. We currently intend to own and operate the retail portion of the development. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial actual/ projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Boonton Boonton, NJ	350	$91	Q3 2016	Q1 2019	Q1 2020	Q3 2020
2.	Avalon Belltown Towers (4) Seattle, WA	273	147	Q4 2016	Q2 2019	Q4 2019	Q2 2020
3.	Avalon Public Market Emeryville, CA	289	163	Q4 2016	Q2 2019	Q4 2019	Q2 2020
4.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q3 2019	Q1 2020	Q3 2020
5.	AVA Hollywood (4) Hollywood, CA	695	365	Q4 2016	Q3 2019	Q3 2020	Q1 2021
6.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
7.	Avalon at the Hingham Shipyard II Hingham, MA	190	65	Q2 2017	Q3 2018	Q2 2019	Q4 2019
8.	Avalon Piscataway Piscataway, NJ	360	90	Q2 2017	Q3 2018	Q2 2019	Q4 2019
9.	Avalon Sudbury Sudbury, MA	250	85	Q3 2017	Q2 2018	Q2 2019	Q3 2019
10.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
11.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q3 2019	Q2 2021	Q3 2021
12.	Avalon Walnut Creek II Walnut Creek, CA	200	109	Q4 2017	Q4 2019	Q2 2020	Q4 2020
13.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
14.	Avalon Saugus (4) Saugus, MA	280	93	Q2 2018	Q2 2019	Q1 2020	Q3 2020
15.	Avalon Doral Doral, FL	350	111	Q2 2018	Q2 2020	Q1 2021	Q3 2021
16.	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
17.	Avalon Harbor East Baltimore, MD	400	139	Q3 2018	Q4 2020	Q3 2021	Q1 2022
18.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q1 2020	Q3 2020	Q1 2021
19.	Avalon Newcastle Commons II Newcastle, WA	293	106	Q4 2018	Q3 2020	Q1 2021	Q3 2021
20.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q2 2020	Q4 2020	Q1 2021
21.	Avalon Harrison (4)(5) Harrison, NY	143	76	Q4 2018	Q3 2020	Q3 2021	Q4 2021
	Total (6)	6,609	$2,383
_________________________________

(1)
Projected total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation retail tenants such as tenant improvements and leasing commissions. Projected total capitalized cost for communities identified as having joint venture ownership, either during construction or upon construction completion, represents the total projected joint venture contribution amount unless otherwise noted.

(2)	Initial projected occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)
Developments containing at least 10,000 square feet of retail space include Avalon Belltown Towers (11,000 square feet), AVA Hollywood (19,000 square feet), Avalon Saugus (23,000 square feet), and Avalon Harrison (27,000 square feet).

(5)
We signed a land disposition and development agreement with the transportation authorities controlling such property relating to the development of this community. During the fourth quarter of 2018, all internal Company approvals were given to authorize the commitment of funds for the construction of this community.

(6)
Development Communities excludes 15 West 61st Street, which is currently under construction. 15 West 61st Street is expected to contain 172 residential units and 67,000 square feet of retail space when completed and is expected to be developed for an estimated total capitalized cost of $620 million. We are currently pursuing a potential for-sale strategy of individual condominium units for the residential portion and currently intend to own and operate the retail portion of the development, both of which are expected to complete construction during 2019.

During the year ended December 31, 2018, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	AVA NoMa Washington, D.C.	438	$144	373,828	$385	Q1 2018
2.	Avalon Brooklyn Bay (2) Brooklyn, NY	180	97	149,881	$647	Q1 2018
3.	Avalon Somers Somers, NY	152	46	179,401	$256	Q1 2018
4.	AVA Wheaton Wheaton, MD	319	76	268,953	$283	Q2 2018
5.	Avalon Maplewood (3) Maplewood, NJ	235	65	209,628	$310	Q2 2018
6.	Avalon Dogpatch San Francisco, CA	326	204	262,478	$777	Q3 2018
7.	AVA North Point (4) Cambridge, MA	265	110	226,912	$485	Q3 2018
	Total	1,915	$742
____________________________________

(1)	Total capitalized cost is as of December 31, 2018. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)
We developed this project with a private development partner. We own the rental portion of the development on floors 3 through 19 and the partner owns the for-sale condominium portion of the development on floors 20 through 30. The information above represents only our portion of the project. We provided a construction loan to the development partner, which is being repaid with proceeds the partner receives from the sale of the condominium portion of the project. The balance as of December 31, 2018 was $12.8 million, representing outstanding principal and interest, net of repayments, as discussed in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements set forth in Item 8 of this report.

(3)	In February 2017, a fire occurred at Avalon Maplewood. See "Insurance and Risk of Uninsured Losses" for further discussion.

(4)	We developed this project within an unconsolidated joint venture that was formed in July 2016, in which we own a 55.0% interest. The information above represents the total cost for the venture.

Redevelopment Communities

As of December 31, 2018, we had nine communities under redevelopment. We expect the total capitalized cost to redevelop these communities to be $177,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. In addition, during 2018, we completed the reconstruction of the building that was destroyed in the Edgewater casualty loss in 2015. The new Edgewater building contains 240 apartment homes and was reconstructed for a total capitalized cost of $61,000,000, excluding costs incurred prior to the start of reconstruction. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost ($ millions) (1)(2)	Reconstruction start	Estimated reconstruction completion (2)	Estimated restabilized operations (3)
1.	Avalon Prudential Center II Boston, MA	266	$19	Q1 2017	Q4 2019	Q2 2020
2.	AVA Van Ness Washington, D.C.	269	20	Q3 2017	Q1 2019	Q3 2019
3.	Avalon Ballston Square Arlington, VA	714	25	Q4 2017	Q2 2019	Q4 2019
4.	Eaves Seal Beach Seal Beach, CA	549	32	Q1 2018	Q4 2019	Q2 2020
5.	Eaves Redmond Campus Redmond, WA	422	24	Q1 2018	Q2 2019	Q4 2019
6.	Eaves Fairfax Towers Falls Church, VA	415	14	Q1 2018	Q4 2019	Q2 2020
7.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q1 2020	Q3 2020
8.	Avalon Court Melville, NY	494	15	Q1 2018	Q3 2019	Q1 2020
9.	Avalon Studio City Studio City, CA	276	10	Q2 2018	Q1 2019	Q3 2019
	Total	3,648	$177
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment.

(2)	Projected total capitalized costs represent the aggregate of any multiple phase redevelopments and the estimated reconstruction completion dates reflect all planned phases.

(3)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At December 31, 2018, we had $84,712,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $47,443,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of December 31, 2018 includes $74,342,000 in original land acquisition costs, net of any impairment loss recognized. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,769 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 21 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for one Development Right we currently own the land on which a community would be built if we proceeded with development. In addition, six Development Rights are additional development phases of existing stabilized operating communities we own and will be constructed on land currently associated with, or adjacent to, those operating communities. During the next 12 months we expect to commence construction of an apartment community on the Development Right for which we currently own the land, with a carrying basis of $84,712,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During 2018, we incurred a charge of $4,309,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,233	$446
Metro NY/NJ	8	3,955	1,710
Mid-Atlantic	1	437	99
Pacific Northwest	2	552	169
Northern California	5	1,543	829
Southern California	4	1,444	677
Denver	2	605	194
Total	28	9,769	$4,124
____________________________________

(1)
Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation retail tenants such as tenant improvements and leasing commissions.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2018, we acquired land parcels for seven Development Rights, as shown in the table below, for an aggregate investment of $140,563,000. For all of the parcels, construction has either started or is expected to start within the next six months.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Yonkers (2) Yonkers, NY	590	$188	January 2018
2.	Avalon Norwood Norwood, MA	198	61	January 2018
3.	Avalon Public Market (2) Emeryville, CA	289	163	February 2018
4.	Avalon Brea Place Brea. CA	653	284	February and May 2018
5.	Avalon Towson Towson, MD	371	114	March 2018
6.	Avalon Doral Doral, FL	350	111	May 2018
7.	Avalon Old Bridge Old Bridge, NJ	252	66	October 2018
	Total	2,703	$987
____________________________________

(1)
Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation retail tenants such as tenant improvements and leasing commissions, net of projected proceeds for any planned sales of associated outparcels and other real estate.

(2)
Additional parcel of land acquired in 2018 for a current Development Community. The estimated number of apartment homes and projected total capitalized cost represent the amounts for the full Development Community.

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when real estate markets allow us to realize a portion of the value created over our periods of ownership, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2018 to January 31, 2019, we sold our interest in nine wholly-owned operating communities, containing 1,982 apartment homes, with an aggregate gross sales price of $688,750,000, excluding the five wholly-owned operating communities contributed to the NYC Joint Venture.

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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. However, for any losses resulting from earthquakes at communities located in California or Washington, the loss limit is $150,000,000 for any single occurrence and in the annual aggregate. The deductible applicable to losses resulting from earthquakes occurring in California is five percent of the insured value of each damaged building subject to a minimum of $100,000 and a maximum of $25,000,000 per loss. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process which occurs on different dates throughout the calendar year.

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

Maplewood Casualty Loss

In February 2017, a fire occurred at Avalon Maplewood, located in Maplewood, NJ ("Maplewood"), which at the time was under construction and not yet occupied. The Company completed reconstruction of the damaged and destroyed portions of the community as well as the vertical construction of the community in 2018. In 2017, we reached a final insurance settlement for the property damage and lost income for the Maplewood casualty loss of $19,696,000, after self-insurance and deductibles, of which $3,495,000 was recognized as business interruption insurance proceeds.

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

In 2017, we commenced the reconstruction of the destroyed building, which we completed in 2018.

To date, a number of lawsuits on behalf of former residents have been filed against us, including four class actions, approximately 23 individual actions, and subrogation actions by insurers who provided renters insurance to our residents. While we can give no assurances, we believe that any remaining liability will be covered by third party insurance and/or will not have a material impact on our statement of financial position or operations.

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

With regard to the building that was destroyed, three class action lawsuits have been filed against the Company on behalf of occupants and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017, the District Court granted final approval of the class action settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only approximately 45 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster completed its evaluation of 37 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next month. In addition to the class action lawsuits described above, the Company has resolved litigated claims with tenants of approximately 60 units. There is currently one remaining resident lawsuit with respect to the destroyed building filed in the Superior Court of New Jersey, Bergen County - Law Division; the Company believes it has meritorious defenses to the extent of damages claimed in that suit. A number of subrogation lawsuits had been filed against the Company by insurers of Edgewater residents who obtained renters insurance; these lawsuits have been resolved or are expected to be resolved during the first quarter of 2019. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of a purported class of residents of the second Edgewater building that suffered minimal damage; in October 2018, the court certified the class and the case will continue as a class action.

Having settled many third party claims as described above, while the Company can give no assurances, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 31, 2019 there were 476 holders of record of an aggregate of 138,508,567 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2019, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2019 of $1.52 per share, a 3.4% increase over the previous quarterly dividend per share of $1.47. The dividend will be payable on April 15, 2019 to all common stockholders of record as of March 29, 2019.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2018	77	$172.79	—	$200,000
November 1 - November 30, 2018	—	$—	—	$200,000
December 1 - December 31, 2018	525	$190.71	—	$200,000
_________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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

	For the year ended
	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14
Operating data:
Total revenue	$2,284,535	$2,158,628	$2,045,255	$1,856,028	$1,685,061
Gain on sale of communities	$374,976	$252,599	$374,623	$115,625	$84,925
Gain (loss) on other real estate transactions	$345	$(10,907)	$10,224	$9,647	$490
Income from continuing operations	$974,175	$876,660	$1,033,708	$741,733	$659,148
Income from discontinued operations	$—	$—	$—	$—	$38,179
Net income	$974,175	$876,660	$1,033,708	$741,733	$697,327
Net income attributable to common stockholders	$974,525	$876,921	$1,034,002	$742,038	$683,567

Per Common Share and Share Information:
Earnings per common share—basic:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$7.05	$6.36	$7.53	$5.54	$4.93
Discontinued operations attributable to common stockholders	—	—	—	—	0.29
Net income attributable to common stockholders	$7.05	$6.36	$7.53	$5.54	$5.22
Weighted average shares outstanding—basic (1)	137,844,755	137,523,771	136,928,251	133,565,711	130,586,718

Earnings per common share—diluted:
Income from continuing operations attributable to common stockholders (net of dividends attributable to preferred stock)	$7.05	$6.35	$7.52	$5.51	$4.92
Discontinued operations attributable to common stockholders	—	—	—	—	0.29
Net income attributable to common stockholders	$7.05	$6.35	$7.52	$5.51	$5.21
Weighted average shares outstanding—diluted	138,289,241	138,066,686	137,461,637	134,593,177	131,237,502

Cash dividends declared	$5.88	$5.68	$5.40	$5.00	$4.64

Other Information:
Net income attributable to common stockholders	$974,525	$876,921	$1,034,002	$742,038	$683,567
Depreciation	631,196	584,150	531,434	477,923	442,682
Interest expense, net (2)	238,466	225,133	194,585	148,879	181,030
Income tax (benefit) expense	(160)	141	305	1,483	9,368
EBITDA (3)	$1,844,027	$1,686,345	$1,760,326	$1,370,323	$1,316,647

Funds from Operations attributable to common stockholders (4)	$1,218,752	$1,167,218	$1,135,762	$1,083,085	$951,035
Core Funds from Operations (4)	$1,244,286	$1,189,976	$1,125,341	$1,016,035	$890,081
Number of Current Communities (5)	270	267	258	259	251
Number of apartment homes	78,549	77,614	74,538	75,584	73,963

Balance Sheet Information:
Real estate, before accumulated depreciation	$22,342,577	$21,935,936	$20,776,626	$19,268,099	$17,849,316
Total assets	$18,380,200	$18,414,821	$17,867,271	$16,931,305	$16,140,578
Notes payable and unsecured credit facilities, net	$7,040,263	$7,329,470	$7,030,880	$6,456,948	$6,489,707

Cash Flow Information:
Net cash flows provided by operating activities	$1,301,111	$1,256,257	$1,160,272	$1,074,667	$891,355
Net cash flows used in investing activities	$(596,651)	$(965,381)	$(1,032,352)	$(1,199,517)	$(816,760)
Net cash flows (used in) provided by financing activities	$(688,502)	$(418,947)	$(303,271)	$25,093	$150,571
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

Reconciliation of Non-GAAP Financial Measures

Funds from Operations attributable to common stockholders, or “FFO,” and FFO adjusted for non-core items, or “Core FFO,” as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered part of our core business operations, Core FFO allows one to compare the core operating performance of the Company year over year. We believe that in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate FFO as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	cumulative effect of change in accounting principle;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures, including those from a change in control.

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains (if not adjusted through FFO), non-core costs, and promoted interests;

•	casualty and impairment losses or gains, net on non-depreciable real estate;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	hedge ineffectiveness;

•	severance related costs;

•	advocacy contributions;

•	income taxes;

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

	For the year ended
	12/31/18	12/31/17	12/31/16	12/31/15	12/31/14
Net income attributable to common stockholders	$974,525	$876,921	$1,034,002	$742,038	$683,567
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	629,814	582,907	538,606	486,019	449,769
Distributions to noncontrolling interests, including discontinued operations	44	42	41	38	35
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(10,655)	(40,053)	(58,069)	(33,580)	(73,674)
Gain on sale of previously depreciated real estate assets (1)	(374,976)	(252,599)	(374,623)	(115,625)	(108,662)
Casualty and impairment (recovery) loss, net on real estate (2) (7)	—	—	(4,195)	4,195	—
FFO attributable to common stockholders	$1,218,752	$1,167,218	$1,135,762	$1,083,085	$951,035

Adjusting items:
Joint venture losses (gains) (3)	852	950	6,031	(9,059)	(5,194)
Joint venture promote (4)	(925)	(26,742)	(7,985)	(21,969)	(58,128)
Impairment loss on real estate (5) (7)	826	9,350	10,500	800	—
Casualty (gain) loss, net on real estate (6) (7)	(612)	(3,100)	(10,239)	(15,538)	—
Business interruption insurance proceeds (8)	(26)	(3,495)	(20,565)	(1,509)	(2,494)
Lost NOI from casualty losses covered by business interruption insurance (9)	1,730	7,904	7,366	7,862	—
Loss (gain) on extinguishment of consolidated debt	17,492	25,472	7,075	(26,736)	412
Advocacy contributions	3,489	—	—	—	—
Hedge ineffectiveness	—	(753)	—	—	—
Severance related costs	1,466	87	852	1,999	815
Development pursuit and other write-offs	1,324	1,406	3,662	1,838	2,564
(Gain) loss on sale of other real estate transactions	(344)	10,907	(10,224)	(9,647)	(490)
Acquisition costs (10)	—	92	3,523	3,806	(7,682)
Legal settlements	513	680	(417)	—	—
Income tax (benefit) expense (11)	(251)	—	—	1,103	9,243
Core FFO attributable to common stockholders	$1,244,286	$1,189,976	$1,125,341	$1,016,035	$890,081

Weighted average common shares outstanding - diluted	138,289,241	138,066,686	137,461,637	134,593,177	131,237,502

EPS per common share - diluted	$7.05	$6.35	$7.52	$5.51	$5.21
FFO per common share - diluted	$8.81	$8.45	$8.26	$8.05	$7.25
Core FFO per common share - diluted	$9.00	$8.62	$8.19	$7.55	$6.78
_________________________________

(1)	Amount for 2014 excludes a gain of $14,132, representing our joint venture partners' portion of the gain on sale from a Fund I community which we consolidated for financial reporting purposes.

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

(3)
Amounts for 2018, 2017 and 2016 are primarily composed of (i) the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund in 2018, 2017 and 2016 and the AC JV in 2018, (ii) our proportionate share of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity, and (iii) our proportionate share of operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition. Amounts for 2014 and

2015 are primarily composed of our proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition.

(4)
Amounts for 2018, 2017 and 2016 are composed of the recognition of our promoted interest in AvalonBay Value Added Fund II, L.P. (“Fund II”). Amount for 2015 is primarily composed of amounts received related to the modification of the joint venture agreement for the entity that owns Avalon at Mission Bay II to eliminate our promoted interest in future distributions. Amount for 2014 relates to our promoted interests from the sale of Avalon Chrystie Place.

(5)	Amounts include impairment charges relating to ancillary land parcels.

(6)
Amount for 2018 includes $554 in legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition. Amount for 2017 includes $19,481 for the Maplewood casualty loss, partially offset by $17,143 of property damage insurance proceeds, and $5,438 in legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition. Amount for 2016 includes $8,702 in property damage insurance proceeds for the Edgewater casualty loss, and $1,537 in insurance proceeds in excess of the total recognized loss related to severe winter storms in our Northeast markets that occurred in 2015. Amount for 2015 includes $44,142 of Edgewater insurance proceeds received partially offset by $28,604 for the write-off of real estate and related costs.

(7)
The aggregate impact of (i) casualty and impairment (recovery) loss, net on real estate, (ii) impairment loss on real estate and (iii) casualty (gain) loss, net on real estate for 2018 and 2017 are losses of $215 and $6,250, respectively, and for 2016 and 2015 are gains of $3,935 and $10,542, respectively.

(8)
Amount for 2017 is composed of business interruption insurance proceeds resulting from the final insurance settlement of the Maplewood casualty loss. Amount for 2016 is primarily composed of business interruption insurance proceeds resulting from the final insurance settlement of the Edgewater casualty loss.

(9)
Amounts for 2017, 2016 and 2015 primarily relate to lost NOI resulting from the Edgewater casualty loss, for which we received $20,306 in business interruption insurance proceeds in the first quarter of 2016. Amount for 2018, as well as a portion of the amount for 2017, relates to the Maplewood casualty loss, for which we received $3,495 in business interruption insurance proceeds in the third quarter of 2017.

(10)
Amount for 2014 is primarily composed of receipts related to communities acquired as part of the Archstone Acquisition for periods prior to our ownership, which are primarily comprised of property tax and mortgage insurance refunds.

(11)
Amounts for 2015 and 2014 are composed of income taxes on income that was earned in taxable REIT subsidiaries and that is not considered to be a component of primary operations. Amount for 2018 represents a partial refund for payments in prior years.

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

We develop, redevelop, acquire, own and operate multifamily apartment communities primarily in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We believe that the Denver, Colorado, and Southeast Florida markets share these characteristics, and in 2017 we began to invest in these markets through acquisitions and developments. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

2018 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2018 was $974,525,000, an increase of $97,604,000, or 11.1%, over the prior year. The increase is primarily attributable to increases in real estate sales and related gains and NOI from newly developed, acquired and existing operating communities, as well as decreases in loss on extinguishment of debt, net and casualty and impairment loss. These amounts were partially offset by a decrease in gains on the sale of unconsolidated communities in various joint ventures and related promote income, coupled with increases in depreciation and interest expense.

Established Communities NOI for the year ended December 31, 2018 increased by $26,248,000, or 2.3%, over the prior year. The increase was driven by an increase in rental revenue of 2.5%, partially offset by an increase in operating expenses of 3.2% over 2017.

During 2018, we raised approximately $1,572,833,000 of gross capital through the issuance of unsecured notes, sale of common shares under CEP IV and the sale of consolidated operating communities and other real estate. This amount does not include proceeds from joint venture dispositions. The funds raised from the sale of real estate consist of the proceeds from the sale of eight operating communities, as well as the five communities contributed to the NYC Joint Venture and one ancillary land parcel. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our development activity will continue to create long-term value. During 2018, we completed the construction of seven communities containing an aggregate of 1,915 apartment homes and 10,000 square feet of retail space, for an aggregate total capitalized cost of $742,000,000, or $693,000,000 when including only our 55.0% interest in one community developed through an unconsolidated joint venture. We also started the construction of eight communities containing an aggregate of 2,154 apartment homes, which are expected to be completed for an estimated total capitalized cost of $718,000,000. In addition, during 2018 we completed the redevelopment of eight communities containing an aggregate of 3,368 apartment homes for a total investment of $217,000,000, excluding costs incurred prior to the redevelopment.

We also achieved portfolio growth through acquisitions, acquiring four communities containing an aggregate of 1,096 apartment homes for an aggregate purchase price of $334,450,000.

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

Communities Overview

As of December 31, 2018 we owned or held a direct or indirect ownership interest in 291 apartment communities containing 85,158 apartment homes in 12 states and the District of Columbia, of which 21 communities were under development and nine communities were under redevelopment. Of these communities, 15 were owned by entities that were not consolidated for financial reporting purposes, including five owned by the U.S. Fund, five owned by the NYC Joint Venture and two owned by the AC JV. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 28 wholly-owned communities that, if developed as expected, will contain an estimated 9,769 apartment homes.

Our real estate investments consist primarily of Current Communities, Development Communities and Development Rights. Our Current Communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities.

Established Communities are generally consolidated communities in markets where we have a significant presence that were owned and had stabilized occupancy as of the beginning of the prior year, allowing for a meaningful comparison of operating results between years. Other Stabilized Communities are generally all other completed consolidated communities that have stabilized occupancy during the fiscal year. Lease-Up Communities are consolidated communities where construction has been complete for less than one year and stabilized occupancy has not been achieved. Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year. Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture. A more detailed description of our reportable segments and other related operating information can be found in Note 8, “Segment Reporting,” of our Consolidated Financial Statements.

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2018, 2017 and 2016 follows (dollars in thousands):

	For the year ended			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue:
Rental and other income	$2,280,963	$2,154,481	$2,039,656	$126,482	5.9%	$114,825	5.6%
Management, development and other fees	3,572	4,147	5,599	(575)	(13.9)%	(1,452)	(25.9)%
Total revenue	2,284,535	2,158,628	2,045,255	125,907	5.8%	113,373	5.5%

Expenses:
Direct property operating expenses, excluding property taxes	441,155	428,451	406,577	12,704	3.0%	21,874	5.4%
Property taxes	241,563	221,375	204,837	20,188	9.1%	16,538	8.1%
Total community operating expenses	682,718	649,826	611,414	32,892	5.1%	38,412	6.3%

Corporate-level property management and other indirect operating expenses	80,133	69,559	67,038	10,574	15.2%	2,521	3.8%
Investments and investment management expense	7,709	5,936	4,822	1,773	29.9%	1,114	23.1%
Expensed acquisition, development and other pursuit costs, net of recoveries	4,309	2,736	9,922	1,573	57.5%	(7,186)	(72.4)%
Interest expense, net	220,974	199,661	187,510	21,313	10.7%	12,151	6.5%
Loss on extinguishment of debt, net	17,492	25,472	7,075	(7,980)	(31.3)%	18,397	260.0%
Depreciation expense	631,196	584,150	531,434	47,046	8.1%	52,716	9.9%
General and administrative expense	56,365	50,673	45,771	5,692	11.2%	4,902	10.7%
Casualty and impairment loss (gain), net	215	6,250	(3,935)	(6,035)	(96.6)%	10,185	N/A (1)
Total other expenses	1,018,393	944,437	849,637	73,956	7.8%	94,800	11.2%

Equity in income of unconsolidated real estate entities	15,270	70,744	64,962	(55,474)	(78.4)%	5,782	8.9%
Gain on sale of communities	374,976	252,599	374,623	122,377	48.4%	(122,024)	(32.6)%
Gain (loss) on other real estate transactions	345	(10,907)	10,224	11,252	N/A (1)	(21,131)	N/A (1)
Income before income taxes	974,015	876,801	1,034,013	97,214	11.1%	(157,212)	(15.2)%
Income tax (benefit) expense	(160)	141	305	(301)	N/A (1)	(164)	(53.8)%
Net income	974,175	876,660	1,033,708	97,515	11.1%	(157,048)	(15.2)%

Net loss attributable to noncontrolling interests	350	261	294	89	34.1%	(33)	(11.2)%

Net income attributable to common stockholders	$974,525	$876,921	$1,034,002	$97,604	11.1%	$(157,081)	(15.2)%
_________________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $97,604,000, or 11.1%, to $974,525,000 in 2018 from 2017, primarily attributable to increases in real estate sales and related gains and NOI from newly developed, acquired and existing operating communities, as well as decreases in loss on extinguishment of debt, net and casualty and impairment loss. These amounts were partially offset by a decrease in gains on the sale of unconsolidated communities in various joint ventures and related promote income, coupled with increases in depreciation and interest expense. Net income attributable to common stockholders decreased $157,081,000, or 15.2%, to $876,921,000 in 2017 from 2016, primarily due to a decrease in real estate sales and related gains, coupled with increases in depreciation, loss on extinguishment of debt and interest expense, and a net casualty and impairment loss in the current year compared to a gain in the prior year. These amounts were partially offset by an increase in NOI from newly developed, acquired and existing operating communities.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed acquisition, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment loss (gain), net, gain on sale of communities, loss (gain) on other real estate transactions and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2018, 2017 and 2016 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/18	12/31/17	12/31/16
Net income	$974,175	$876,660	$1,033,708
Indirect operating expenses, net of corporate income	76,522	65,398	61,403
Investments and investment management expense	7,709	5,936	4,822
Expensed transaction, development and other pursuit costs, net of recoveries	4,309	2,736	9,922
Interest expense, net	220,974	199,661	187,510
Loss on extinguishment of debt, net	17,492	25,472	7,075
General and administrative expense	56,365	50,673	45,771
Equity in income of unconsolidated real estate entities	(15,270)	(70,744)	(64,962)
Depreciation expense	631,196	584,150	531,434
Income tax (benefit) expense	(160)	141	305
Casualty and impairment (gain) loss, net	215	6,250	(3,935)
Gain on sale of real estate assets	(374,976)	(252,599)	(374,623)
Gain on other real estate transactions, net	(345)	10,907	(10,224)
Net operating income from real estate assets sold or held for sale	(58,620)	(84,650)	(114,219)
Net operating income	$1,539,586	$1,419,991	$1,313,987

The NOI increases for both 2018 and 2017, as compared to the prior years, consist of changes in the following categories (dollars in thousands):

	Full Year
	2018	2017
Established Communities	$26,248	$61,143
Other Stabilized Communities	50,494	53,841
Development and Redevelopment Communities (1)	42,853	(8,980)
Total	$119,595	$106,004
_________________________________

(1)
NOI for the years ended December 31, 2017 and 2016 include business interruption insurance proceeds of $3,495 related to the Maplewood casualty loss and $20,306 related to the Edgewater casualty loss, respectively.

The increase in our Established Communities' NOI in 2018 and 2017 is due to increased rental rates, partially offset by increased operating expenses.

Rental and other income increased in both 2018 and 2017 compared to the prior years due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities. The changes between years are also impacted by business interruption insurance proceeds received due to the final settlement of the Edgewater and Maplewood casualty losses, as described above.

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities increased to 73,385 apartment homes for 2018, as compared to 70,081 homes for 2017 and 67,849 homes for 2016. The weighted average monthly rental revenue per occupied apartment home increased to $2,588 for 2018 as compared to $2,556 in 2017 and $2,476 in 2016.

Established Communities—Rental revenue increased $40,526,000, or 2.5%, to $1,631,633,000 for 2018 from $1,591,107,000 in the prior year. The increase is due to an increase in average rental rates of 2.5% to $2,576 per apartment home and maintaining economic occupancy consistent at 96.1%. Rental revenue increased $38,648,000, or 2.5%, for 2017, as compared to the prior year. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

We experienced increases in rental revenue for all of our Established Communities' regions in 2018 as compared to the prior year, as discussed in more detail below.

The Northern California region accounted for 22.5% of the Established Community rental revenue for 2018 and experienced a rental revenue increase of 2.7% for 2018 over the prior year. Average rental rates increased 2.7% to $2,936 per apartment home, and economic occupancy remained consistent at 96.4% for 2018 as compared to 2017. We believe improving income growth will support stronger rental revenue growth in Northern California in 2019.

The Metro New York/New Jersey region accounted for 22.1% of the Established Community rental revenue for 2018 and experienced a rental revenue increase of 1.7% for 2018 over the prior year. Average rental rates increased 1.8% to $3,002 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.2% for 2018 as compared to 2017. We expect operating conditions in the Metro New York/New Jersey region to improve modestly in 2019, driven primarily by a stronger income growth forecast than 2018.

The Southern California region accounted for 20.9% of the Established Community rental revenue for 2018 and experienced a rental revenue increase of 3.6% for 2018 over the prior year. Average rental rates increased 3.5% to $2,300 per apartment home, and economic occupancy increased 0.1% to 96.1% for 2018 as compared to 2017. We believe relatively stable job and income growth in Southern California will continue to support favorable operating conditions in the region in 2019.

The New England region accounted for 14.7% of the Established Community rental revenue for 2018 and experienced a rental revenue increase of 3.0% for 2018 over the prior year. Average rental rates increased 2.9% to $2,510 per apartment home, and economic occupancy increased 0.1% to 96.0% for 2018 as compared to 2017. We expect the operating environment in New England to improve in 2019, driven by strengthening income growth and a decrease in the volume of new apartment deliveries relative to 2018.

The Mid-Atlantic region accounted for 14.5% of the Established Community rental revenue for 2018 and experienced a rental revenue increase of 1.8% for 2018 over the prior year. Average rental rates increased 1.7% to $2,218 per apartment home, and economic occupancy increased 0.1% to 96.0% for 2018 as compared to 2017. We believe elevated levels of new apartment deliveries in the Mid-Atlantic region will continue to limit our ability to increase rental rates in 2019.

The Pacific Northwest region accounted for 5.3% of the Established Community rental revenue for 2018 and experienced a rental revenue increase of 2.5% for 2018 over the prior year. Average rental rates increased 2.5% to $2,301 per apartment home, and economic occupancy remained consistent at 96.0% for 2018 as compared to 2017. We expect operating conditions in the Pacific Northwest to remain relatively stable in 2019.

Management, development and other fees decreased $575,000 or 13.9%, and $1,452,000, or 25.9%, in 2018 and 2017, respectively, as compared to the prior years. The decreases in 2018 and 2017 were primarily due to lower property and asset management fees earned as a result of dispositions from Fund II, the U.S. Fund and the AC JV.

Direct property operating expenses, excluding property taxes increased $12,704,000, or 3.0%, and $21,874,000, or 5.4%, in 2018 and 2017, respectively, as compared to the prior years. The increases in 2018 and 2017 were primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $5,993,000, or 2.0%, and $6,067,000, or 2.0%, in 2018 and 2017, respectively, as compared to the prior years. The increase in 2018 was primarily due to increased compensation expense as well as maintenance and utilities costs, partially offset by decreased marketing and property insurance costs. The increase in 2017 was primarily due to increased compensation expense, bad debt and turnover and maintenance costs, partially offset by decreased property insurance costs.

Property taxes increased $20,188,000, or 9.1%, and $16,538,000, or 8.1%, in 2018 and 2017, respectively, as compared to the prior years. The increases in 2018 and 2017 were primarily due to the addition of newly developed and acquired apartment communities, increased assessments across our portfolio, as well as successful appeals in the prior years in excess of those recognized in the then current year.

For Established Communities, property taxes increased $8,520,000, or 5.3%, and $5,300,000, or 3.5%, in 2018 and 2017, respectively, as compared to the prior years. The increases in 2018 and 2017 were primarily due to increased assessments and rates in the current year periods, as well as successful appeals in the prior year periods in the Company's West Coast markets. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $10,574,000, or 15.2%, and $2,521,000, or 3.8%, in 2018 and 2017, respectively, as compared to the prior year. The increase in 2018 was primarily due to advocacy contributions not present in the prior year, increased compensation related costs and spending on corporate initiatives in the current year. The increase in 2017 was primarily due to increased compensation related costs, partially offset by severance costs in 2016 not present in 2017.

Investments and investment management expense increased by $1,773,000, or 29.9%, and $1,114,000, or 23.1%, in 2018 and 2017, respectively, as compared to the prior years. The increase in 2018 was primarily due to severance costs, which were not present in the prior year, and an increase in compensation expense. The increase in 2017 was primarily due to an increase in compensation expense.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs as well as acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-01 as of October 1, 2016. Subsequent to the adoption of ASU 2017-01, we expect that acquisitions of individual operating communities will generally be viewed as asset acquisitions, and result in acquisition costs being capitalized instead of expensed. Abandoned pursuit costs include costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and the costs may vary significantly from period to period. These aggregate costs increased $1,573,000, or 57.5%, in 2018, and decreased $7,186,000, or 72.4%, in 2017, as compared to the prior years. The increase in 2018 was primarily due to increased abandoned development pursuit costs and the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund and the AC JV. The decrease in 2017 was due to a decrease in acquisition costs related to communities acquired during the prior year periods that were expensed prior to the adoption of ASU 2017-01, decreased development pursuit costs, as well as the non-cash write-off of asset management fee intangibles associated with the disposition of communities in the U.S. Fund in the prior year period in excess of amounts recognized in the current year period.

Interest expense, net increased $21,313,000, or 10.7%, and $12,151,000, or 6.5%, in 2018 and 2017, respectively, as compared to the prior years. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase in 2018 was primarily due to a decrease in amounts of interest capitalized resulting from a decrease in development and redevelopment activity, as well as an increase in outstanding unsecured indebtedness, partially offset by a decrease in secured indebtedness. The increase in 2017 was primarily due to a decrease in amounts of interest capitalized resulting from a decrease in development activity, as well as an increase in outstanding unsecured indebtedness.

Loss on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $17,492,000 for 2018 was due to:

•	a prepayment penalty of $8,579,000 and the non-cash write-off of deferred financing costs of $347,000 associated with the early repayment of $250,000,000 principal amount of 6.10% unsecured notes; and

•
the aggregate prepayment penalty of $3,308,000 and the non-cash write-off of deferred financing costs of $5,258,000 on the repayment or refinancing of $244,546,000 principal amount of mortgage notes secured by six wholly-owned operating communities.

The loss of $25,472,000 for 2017 was primarily due to:

•
prepayment penalties of $33,515,000 and the non-cash write-off of deferred financing costs of $1,450,000 associated with the repayment of $556,313,000 aggregate principal amount of fixed rate mortgage notes secured by 12 wholly-owned operating communities in advance of their May 2019 maturity dates; partially offset by

•
a gain of $10,839,000, primarily composed of the write-off of unamortized premium on the repayment of $670,590,000 principal amount of fixed rate mortgage notes secured by 11 wholly-owned operating communities in advance of their November 2017 maturity dates.

Depreciation expense increased $47,046,000, or 8.1%, and $52,716,000, or 9.9%, in 2018 and 2017, respectively, as compared to the prior years. The increases in 2018 and 2017 were primarily due to the addition of newly developed and acquired apartment communities.

General and administrative expense (“G&A”) increased $5,692,000, or 11.2%, and $4,902,000, or 10.7%, in 2018 and 2017, respectively, as compared to the prior years. The increase in 2018 was primarily due to an increase in compensation related expenses and a decrease in legal recoveries. The increase in 2017 was primarily due to an increase in compensation related expenses, professional fees, and sales and use tax expense.

Casualty and impairment loss (gain), net of $215,000 for 2018 primarily consists of an impairment charge of $826,000 recognized for a land parcel we had acquired for development and no longer intend to develop, partially offset by $554,000 of legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition. The loss of $6,250,000 for 2017 consists of a $9,350,000 impairment charge recognized for a land parcel we had acquired for development in 2004 and sold in July 2017, and the net impact of the Maplewood casualty loss, net of associated insurance receivables, of $2,338,000, partially offset by $5,438,000 of legal settlement proceeds relating to construction defects at a community acquired as part of the Archstone Acquisition.

Equity in income of unconsolidated real estate entities decreased $55,474,000, or 78.4%, and increased $5,782,000, or 8.9%, in 2018 and 2017, respectively, as compared to the prior years. The decrease in 2018 was primarily due to gains on the sale of communities in various ventures and the recognition of income for the Company's promoted interest from Fund II in the prior year period, coupled with the resulting decreased NOI from the ventures in the current year period, due to disposition activity in 2017 and 2018. The increase in 2017 was primarily due to the recognition of income for the Company's promoted interest, partially offset by decreased gains on the sale of communities in various ventures in the current year, and decreased NOI from the ventures due to disposition activity in 2016 and 2017.

Gain on sale of communities increased in 2018 and decreased in 2017 as compared to the prior years. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gain of $374,976,000 in 2018 was primarily due to the sale of eight wholly-owned operating communities and the recognition of the gain associated with the contribution of five wholly-owned operating communities to the NYC Joint Venture, a venture in which we retained a 20.0% interest. The gain of $252,599,000 in 2017 was primarily due to the sale of six wholly-owned operating communities.

Gain (loss) on other real estate transactions of $345,000 in 2018 was primarily composed of gains on ancillary real estate. The loss of $10,907,000 in 2017 was primarily composed of the non-cash write-off of prepaid rent associated with the purchase of land previously subject to a ground lease.

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

We had cash and cash equivalents and restricted cash of $217,864,000 at December 31, 2018, an increase of $15,958,000 from $201,906,000 at December 31, 2017. The following discussion relates to changes in cash and cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities increased to $1,301,111,000 in 2018 from $1,256,257,000 in 2017. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities—Net cash used in investing activities totaled $596,651,000 in 2018. The net cash used was primarily due to:

•	investment of $1,139,954,000 in the development and redevelopment of communities;

•	acquisition of four operating communities for $338,620,000; and

•	capital expenditures of $86,932,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•	proceeds from the sale of real estate, including the contribution of five communities to the NYC Joint Venture, of $883,313,000; and

•	net distributions from unconsolidated real estate entities of $24,499,000.

Financing Activities—Net cash used in financing activities totaled $688,502,000 in 2018. The net cash used was primarily due to:

•	payment of cash dividends in the amount of $805,239,000;

•	the repayment of unsecured notes in the amount of $258,579,000; and

•	the repayment of secured notes in the amount of $255,452,000.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $299,442,000, less deferred financing costs of $16,258,000;

•	the issuance of secured notes in the amount of $295,939,000; and

•	the issuance of common stock in the amount of $52,261,000, primarily through CEP IV.

Variable Rate Unsecured Credit Facility

We have a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. We may extend the maturity for up to nine months, provided we are not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate ("LIBOR"), rating levels achieved on our unsecured notes and on a maturity schedule selected by us. The current stated pricing is LIBOR plus 0.825% per annum (3.34% at January 31, 2019 assuming a one month borrowing rate). The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on our current credit rating).

We had $106,000,000 outstanding under the Credit Facility and had $40,010,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2019.

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

We were in compliance with these covenants at December 31, 2018.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program (“CEP IV”) under which we may sell up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. CEP IV also allows us to enter into forward sale agreements up to $1,000,000,000 in aggregate sales price of our common stock. We expect that we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. In 2018, we sold 244,924 shares at an average sales price of $189.14 per share, for net proceeds of $45,629,000. As of January 31, 2019, we had $846,591,000 of shares remaining authorized for issuance under this program and no forward sales agreements outstanding.

Forward Interest Rate Swap Agreements

In 2018, we entered into $250,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2019, which are outstanding as of December 31, 2018. At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

In conjunction with our March 2018 unsecured note issuance, we settled $300,000,000 of forward interest rate swap agreements entered into in 2017 and designated as cash flow hedges of interest variability on the forecasted issuance of the unsecured notes, receiving a payment of $12,598,000.

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

The following debt activity occurred during 2018:

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

•
In August 2018, we repaid $95,859,000 aggregate principal amount of variable rate debt secured by Avalon Calabasas, of which $51,449,000 was repaid at par at its scheduled maturity date, and $44,410,000 was repaid at par in advance of its April 2028 maturity date. We recognized a non-cash charge of $1,690,000 for the write-off of unamortized debt discount.

•
In December 2018, we repaid $250,000,000 principal amount of 6.10% unsecured notes in advance of its March 2020 scheduled maturity, recognizing a charge of $8,926,000, consisting of a prepayment penalty of $8,579,000 and a non-cash write-off of deferred financing costs of $347,000.

•
In December 2018, in conjunction with the formation of the NYC Joint Venture as discussed in Note 5, "Investments in Real Estate Entities" of our Consolidated Financial Statements, the following financing activities took place:

◦
We repaid $93,800,000 of variable rate debt secured by Avalon Bowery Place I in advance of its November 2037 maturity date. In conjunction with the repayment, we recognized a charge of $5,837,000, consisting of a prepayment penalty of $2,874,000 and the non-cash write-off of unamortized deferred financing costs of $2,963,000.

◦	We entered into a $93,800,000 fixed rate note secured by Avalon Bowery Place I, with a contractual interest rate of 4.01%, maturing in January 2029.

◦	We entered into a $39,639,000 fixed rate note secured by Avalon Bowery Place II, with a contractual interest rate of 4.01%, maturing in January 2029.

◦	We entered into a $12,500,000 fixed rate note secured by Avalon Morningside Park, with a contractual interest rate of 3.95%, maturing in January 2029.

◦	We entered into a $150,000,000 fixed rate note secured by Avalon West Chelsea and AVA High Line, a dual-branded community, with contractual interest rate of 4.01%, maturing in January 2029.

◦
The NYC Joint Venture then assumed the aggregate $295,939,000 of new borrowings discussed above, as well as the previously outstanding $100,000,000 fixed rate note secured by Avalon Morningside Park with a contractual interest rate of 3.50%.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2018 and 2017 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	12/31/2018	2019	2020	2021	2022	2023	Thereafter
Tax-exempt bonds
Fixed rate
Avalon Oaks West	7.55%	Apr-2043	(3)	$15,213	$—	$—	$—	$—	$—	$—	$—
Avalon at Chestnut Hill	6.16%	Oct-2047		38,097	37,561	566	596	629	663	699	34,408
Avalon Westbury	3.86%	Nov-2036	(4)	62,200	62,200	—	—	—	—	—	62,200
				115,510	99,761	566	596	629	663	699	96,608

Variable rate
Eaves Mission Viejo	2.58%	Jun-2025	(5)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	2.83%	Jun-2025	(5)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	3.14%	Jun-2025	(5)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	3.18%	Jun-2025	(5)	17,600	17,600	—	—	—	—	—	17,600
Avalon Bowery Place I	4.24%	Nov-2037	(6)	93,800	—	—	—	—	—	—	—
Avalon Acton	2.74%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Morningside Park	3.36%	May-2046	(7)	100,000	—	—	—	—	—	—	—
Avalon Clinton North	3.40%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.40%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.31%	May-2029	(5)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	3.29%	Dec-2037	(5)	64,450	64,450	—	—	—	—	—	64,450
Avalon Calabasas	2.68%	Apr-2028	(3)	44,410	—	—	—	—	—	—	—
				801,495	563,285	—	—	—	—	—	563,285
Conventional loans
Fixed rate
$250 million unsecured notes	6.19%	Mar-2020	(3)	250,000	—	—	—	—	—	—	—
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	250,000	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	450,000	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	250,000	—
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	400,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	350,000	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		—	300,000	—	—	—	—	—	300,000
Avalon Orchards	7.80%	Jul-2033	(3)	15,579	—	—	—	—	—	—	—
Avalon Walnut Creek	4.00%	Jul-2066		3,557	3,699	—	—	—	—	—	3,699
AVA Pasadena	4.06%	Jun-2018	(3)	11,073	—	—	—	—	—	—	—
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		29,533	28,999	564	591	27,844	—	—	—
Avalon Westbury	4.88%	Nov-2036	(4)	16,450	15,095	1,430	1,495	1,575	1,655	1,740	7,200
Avalon San Bruno III	3.18%	Jun-2020		53,315	52,090	1,264	50,826	—	—	—	—
Avalon Andover	3.28%	Apr-2018		13,498	—	—	—	—	—	—	—
Avalon Natick	3.15%	Apr-2019		13,831	13,482	13,482	—	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	67,904	—	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		68,637	67,085	67,085	—	—	—	—	—
				5,828,477	5,833,454	83,825	520,816	279,419	451,655	601,740	3,895,999

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2017	12/31/2018	2019	2020	2021	2022	2023	Thereafter
Variable rate
Avalon Calabasas	2.40%	Aug-2018		52,092	—	—	—	—	—	—	—
Avalon Natick	4.51%	Apr-2019	(5)	35,039	34,155	34,155	—	—	—	—	—
Archstone Lexington	4.18%	Oct-2020		21,700	21,700	—	21,700	—	—	—	—
Term Loan - $100 million	3.44%	Feb-2022		100,000	100,000	—	—	—	100,000	—	—
Term Loan - $150 million	3.98%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	3.05%	Jan-2021		300,000	300,000	—	—	300,000	—	—	—
				658,831	605,855	34,155	21,700	300,000	100,000	—	150,000

Total indebtedness - excluding Credit Facility				$7,404,313	$7,102,355	$118,546	$543,112	$580,048	$552,318	$602,439	$4,705,892
_________________________________

(1)	Includes credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,007 and $47,236 as of December 31, 2018 and 2017, respectively, deferred financing costs and debt discount associated with secured notes of $18,085 and $27,607 as of December 31, 2018 and 2017, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(3)	During 2018, we repaid this borrowing in advance of its scheduled maturity date.

(4)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	During 2018, we refinanced this borrowing in advance of its scheduled maturity date and it was subsequently assumed by the NYC Joint Venture, in which we own a 20.0% interest, as discussed above.

(7)	During 2018, this borrowing was assumed by the NYC Joint Venture, in which we own a 20.0% interest, as discussed above.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

In 2019, we expect to meet our liquidity needs from a variety of internal and external sources, including (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2019 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

During 2018, we contributed five wholly-owned operating communities located in New York, NY to a newly formed joint venture (the "NYC Joint Venture"), for net cash proceeds of $276,799,000 and the assumption of $395,939,000 of secured indebtedness by the venture, recognizing a gain on sale of $179,861,000. We retained a 20.0% interest in the venture and are acting as the managing member of the venture as well as the property manager for the communities. The five communities contain an aggregate of 1,301 apartment homes and 58,000 square feet of retail space. In conjunction with the formation of the venture, we entered into the refinancing and borrowing activities discussed in "Liquidity and Capital Resources, Future Financing and Capital Needs—Debt Maturities" and the venture assumed all outstanding indebtedness.

The U.S. Fund has six institutional investors, including us. We are the general partner of the U.S. Fund and, excluding costs incurred in excess of our equity in the underlying net assets of the U.S. Fund, we have an equity investment of $31,194,000 (net of distributions), representing a 28.6% combined equity interest. The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. During 2018, the U.S. Fund sold one community containing 131 apartment homes for a sales price of $85,500,000. Our share of the gain was $8,636,000. In conjunction with the disposition of this community, the U.S. Fund repaid $27,928,000 of related secured indebtedness in advance of the scheduled maturity date.

The AC JV has four institutional investors, including us. Excluding costs incurred in excess of our equity in the underlying net assets of the AC JV, we have an equity investment of $34,799,000 (net of distributions), representing a 20.0% equity interest. The AC JV was formed in 2011. During 2018, the AC JV sold one community containing 392 apartment homes for a sales price of $94,250,000. Our proportionate share of the gain in accordance with GAAP was $2,019,000. In conjunction with the disposition of this community, the AC JV repaid a $50,647,000 loan to the equity investors in the venture at par.

During 2016, we entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which completed construction during 2018 and contains 265 apartment homes. We own a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest. AVA North Point is the third phase of a master planned development, the other phases of which are owned through the AC JV. During 2016, we provided the partners of the AC JV the opportunity to acquire the AVA North Point land parcel we owned as required in the right of first offer (“ROFO”) provisions for the AC JV. After certain partners of the AC JV declined to participate, we entered into the new joint venture and sold the land parcel to the venture in exchange for a cash payment and a capital account credit, and managed the development of AVA North Point in exchange for a developer fee. Upon sale of the land parcel, we recognized a gain of $10,621,000. At December 31, 2018, excluding costs incurred in excess of our equity in the underlying net assets of AVA North Point, we have an equity investment of $45,162,000.

During 2015, we entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. We have a 60.0% ownership interest in the venture. During 2017, we and our joint venture partner each acquired our respective portions of the real estate held by the venture, with our portion consisting of a parcel of land on which we are developing an apartment community, acquired for an investment of $19,200,000. Along with our joint venture partner, we retained continuing involvement with the venture to fund the completion of the planned infrastructure and site work which is substantially complete as of December 31, 2018.

As part of the Archstone Acquisition we entered into a limited liability company agreement with Equity Residential, through which we assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). We have a 40.0% interest in the Legacy JV. During the years ended December 31, 2018, 2017 and 2016, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which our portion was $1,120,000, $2,000,000 and $1,960,000, respectively. At December 31, 2018, the remaining preferred interests had an aggregate liquidation value of $36,806,000, our 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets presented elsewhere in this report.

In conjunction with the Archstone Acquisition, through subsidiaries, we entered into three limited liability company agreements with Equity Residential (collectively, the “Residual JV”) through which we and Equity Residential acquired (i) certain assets of Archstone that we and Equity Residential have divested (the “Residual Assets”), and (ii) various liabilities of Archstone that we and Equity Residential agreed to assume (the “Residual Liabilities”). The Residual Assets included various licenses, insurance policies, contracts, office leases and other miscellaneous assets. The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by us or Equity Residential, which generally remain the sole responsibility of us or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which the seller has agreed to indemnify us and Equity Residential. We jointly control the Residual JV with Equity Residential and we hold a 40.0% economic interest in the Residual JV. We believe our remaining potential obligations under the Residual JV will not have a material impact on our financial position or results of operations.

In addition, during 2018, we held an investment in, and received the final distributions for Fund II. Fund II was established to engage in a real estate acquisition program through a discretionary investment fund. We believe this investment format provides the following attributes: (i) third-party joint venture equity as an additional source of financing to expand and diversify our portfolio; (ii) additional sources of income in the form of property management and asset management fees and, potentially, incentive distributions if the performance exceeds certain thresholds; and (iii) additional visibility into the transactions occurring in multifamily assets that helps us with other investment decisions related to our wholly-owned portfolio.

Fund II had six institutional investors, including us. One of our wholly-owned subsidiaries was the general partner of Fund II and we had an equity interest of 31.3% combined general partner and limited partner equity interest. Upon achievement of a threshold return, we had a right to incentive distributions for our promoted interest which represented the first 40.0% of further Fund II distributions, which was in addition to our share of the remaining 60.0% of distributions. Fund II served as the exclusive vehicle for acquiring apartment communities from its formation in 2008 through the close of its investment period in August 2011. In 2017, Fund II sold its final apartment communities and we completed the dissolution of Fund II in 2018.

As of December 31, 2018, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting. Refer to Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2018, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Principal Amount	Type	Interest Rate (3)	Maturity Date

NYTA MF Investors LLC
1. Avalon Bowery Place I—New York, NY		206	$208,270	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	86,444	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (4)		295	211,143	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (5)		305	132,286	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (5)		405	127,489	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	765,632	395,939		3.88%

U.S. Fund
1. Avalon Studio 4121—Studio City, CA		149	57,146	28,297	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay—Marina del Rey, CA (6)		205	77,186	51,300	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose—Venice, CA		70	57,420	28,371	Fixed	3.28%	Jun 2020
4. Avalon Station 250—Dedham, MA		285	97,426	55,139	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower—Bethesda, MD		237	80,293	42,739	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	946	369,471	205,846		3.08%

AC JV
1. Avalon North Point—Cambridge, MA (7)		426	188,695	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts — Cambridge, MA		103	26,849	—	N/A	N/A	N/A
Total AC JV	20.0%	529	215,544	111,653		6.00%

North Point II JV, LP
1. AVA North Point—Cambridge, MA		265	106,023	—	N/A	N/A	N/A
Total North Point II JV, LP	55.0%	265	106,023	$—		N/A

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,440	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,638	22,195	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	145,078	125,195		3.27%

Total Unconsolidated Investments		3,659	$1,601,748	$838,633		3.87%
_________________________________

(1)	Represents total capitalized cost as of December 31, 2018.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of December 31, 2018.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of a loan made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2018 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$7,102,355	$118,546	$1,123,160	$1,154,757	$4,705,892
Interest on Debt Obligations (1)	2,578,835	257,366	465,374	386,854	1,469,241
Operating Lease Obligations (2)	504,865	14,166	25,062	25,656	439,981
Capital Lease Obligations (2)(3)	46,618	1,075	2,157	2,166	41,220
	$10,232,673	$391,153	$1,615,753	$1,569,433	$6,656,334
_________________________________

(1)	Interest payments on variable rate debt obligations are calculated based on the rate as of December 31, 2018.

(2)	Includes land leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the land leases.

(3)	Aggregate capital lease payments include $26,375 in interest costs.

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

Recent U.S. Federal Income Tax Updates

This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

The following discussion supplements and updates the disclosures under “Federal Income Tax Considerations and Consequences of Your Investment” in the prospectus dated February 23, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on February 23, 2018.

Consolidated Appropriations Act Updates

On March 23, 2018, the Consolidated Appropriations Act, 2018 (the “CAA”) was enacted. The CAA amended various provisions of the Code and implicate certain tax-related disclosures contained in the prospectus. As a result, the discussion under “Federal Income Tax Considerations and Consequences of Your Investment-U.S. Taxation of Non-U.S. Stockholders-Special FIRPTA Rules” of the prospectus is replaced with the following paragraphs:

Special FIRPTA Rules. To the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a U.S. real property interest for such qualified shareholder. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a U.S. real property interest. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder's stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a U.S. real property interest will be treated as amounts realized from the disposition of U.S. real property interest. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person (other than a qualified shareholder) who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For FIRPTA purposes, a “qualified foreign pension fund” shall not be treated as a non-U.S. stockholder, and any entity all of the interests of which are held by an qualified foreign pension fund shall be treated as such a fund. A "qualified foreign pension fund" is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) a foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

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

Recent FATCA Regulations

On December 18, 2018, the Internal Revenue Service promulgated proposed Treasury Regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds of a disposition of property that can produce U.S. source interest or dividends and thus implicate certain tax-related disclosures contained in the prospectus. While these proposed Treasury Regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed Treasury Regulations (subject to certain limited exceptions). As a result, the following revisions are made to the prospectus:

•
In the first sentence of the fourth paragraph under “Federal Income Tax Considerations and Consequences of Your Investment - Taxation of Non-U.S. Holders of Debt Securities - Disposition of the Debt Securities,” of the prospectus, the phrase “subject to the discussion below regarding FATCA withholding” is deleted; and

•
The paragraph under “Federal Income Tax Considerations and Consequences of Your Investment - Other Tax Consequences for Avalon Bay, its Stockholders, and Holders of its Debt Securities - Other U.S. Federal Income Tax Withholding and Reporting Requirements; FATCA” of the prospectus is replaced with the following:

Other U.S. Federal Income Tax Withholding and Reporting Requirements; FATCA. The FATCA provisions of the Code, subject to administrative guidance and certain intergovernmental agreements entered into thereunder, impose a 30% withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. If the payee is a foreign financial institution that is not subject to special treatment under certain intergovernmental agreements, it must enter into an agreement with the United States Treasury Department requiring, among other things, that it undertakes to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to account holders whose actions prevent them from complying with these reporting and other requirements. Investors in jurisdictions that have entered into “intergovernmental agreements” may, in lieu of the foregoing requirements, be required to report such information to their home jurisdictions. The compliance requirements under FATCA are complex and special requirements may apply to certain categories of payees.

Clarification

Finally, the discussion under “Federal Income Tax Considerations and Consequences of Your Investment-U.S. Taxation of Non-U.S. Stockholders-Distributions by AvalonBay” of the prospectus is clarified to explain that the exception to FIPRTA for 10% or smaller holders may apply only if our common stock is regularly traded an established securities market located in the United States.

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

•
the real estate markets in Northern and Southern California, Denver, Colorado, and Southeast Florida, and markets in selected states in the Mid-Atlantic, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from current economic conditions;

•	trends affecting our financial condition or results of operations; and

•	the impact of outstanding legal proceedings.

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

•	we may be unsuccessful in our management of the U.S. Fund, the AC JV or the REIT vehicles that are used with each respective joint venture;

•	we may be unsuccessful in managing changes in our portfolio composition; and

•	our expectations, estimates and assumptions regarding outstanding legal proceedings are subject to change.

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

If we were to consolidate the joint ventures that we accounted for using the equity method at December 31, 2018, our assets would have increased by $1,247,749,000 and our liabilities would have increased by $741,282,000. We would be required to consolidate those joint ventures currently not consolidated for financial reporting purposes if the facts and circumstances changed, including but not limited to the following reasons, none of which are currently expected to occur:

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $46,857,000, $47,063,000 and $45,201,000 for 2018, 2017 and 2016, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2018, capitalized pursuit costs associated with Development Rights totaled $47,443,000.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 1994 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for four subsequent taxable years. For example, if we failed to qualify as a REIT in 2018, our net income would have decreased by approximately $266,240,000.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2018, we entered into $250,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2019. During 2018, we settled an aggregate of $300,000,000 of forward interest rate swap agreements entered into in 2017 in conjunction with the March 2018 unsecured note issuance. In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2018 and 2017, we had $1,169,140,000 and $1,460,326,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2018 and 2017, our annual interest incurred would have increased by approximately $14,963,000 and $14,867,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate principal amount outstanding of $7,102,355,000 at December 31, 2018 had an estimated aggregate fair value of $6,774,153,000 at December 31, 2018. Contractual fixed rate debt represented $5,779,167,000 of the fair value at December 31, 2018. If interest rates had been 100 basis points higher as of December 31, 2018, the fair value of this fixed rate debt would have decreased by approximately $240,633,000.

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

(b)
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 16, 2019.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 16, 2019.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 16, 2019, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan, the Company's prior 1994 Stock Option and Incentive Plan (the “1994 Plan”) under which awards were previously made, and the ESPP as of December 31, 2018:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	686,676	(2)	$128.84	(3)	7,509,205
Equity compensation plans not approved by security holders (4)	—		N/A		668,329
Total	686,676		$128.84	(3)	8,177,534
_________________________________

(1)	Consists of the 2009 Plan and the 1994 Plan.

(2)
Includes 28,206 deferred restricted stock units granted under the 2009 Plan and the 1994 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2018, 2019 and 2020. Does not include 369,649 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2019.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 16, 2019.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-4

Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-6

Notes to Consolidated Financial Statements	F-9

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-40

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

4.4	__
Fifth Supplemental Indenture, dated as of November 21, 2014, between the Company and the Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed November 21, 2014.)

4.5	—
Indenture for Debt Securities, dated as of February 23, 2018, between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-223183), filed February 23, 2018.)

4.6	—
First Supplemental Indenture, dated as March 26, 2018, between the Company and the Bank of New York Mellon, as Trustee, (Incorporated by reference to Exhibit 4.8 to Form 10-Q of the Company filed May 4, 2018.)

4.7	—
Second Supplemental Indenture, dated as of May 29, 2018, between the Company and the Bank of New York Mellon, as Trustee, (Incorporated by reference to Exhibit 4.3 to Form 8-K of the Company, filed May 29, 2018.)

4.8	—
Dividend Reinvestment and Stock Purchase Plan of the Company. (Incorporated by reference to the prospectus contained in the Registration Statement on Form S-3DOPS of the Company (File No. 333-87063), filed February 23, 2018.)

10.1+	—	Endorsement Split Dollar Agreements and Amendments thereto with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.8 to Form 10-K of the Company filed February 23, 2011.)
10.2+	—	Form of Amendment to Endorsement Split Dollar Agreement with Messrs. Naughton and Horey. (Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company filed March 2, 2009.)

10.3+	—	AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 4, 2017.)
10.4+	—	First Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated February 14, 2019. (Filed herewith.)
10.5+	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 22, 2018.)
10.6+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed February 22, 2018.)

10.7+	—	2018 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed February 22, 2018.)
10.8+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.9+	—	Form of Director Restricted Unit Agreement (deferred stock award). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.10+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in weightings, target levels of achievement and metrics used in the award agreement.) (Filed herewith.)

10.11	—
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

10.12+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.13+	—
First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011. (Incorporated by reference to Exhibit 10.28 to Form 10-K of the Company filed February 24, 2017.)

10.14+	—
Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012. (Incorporated by reference to Exhibit 10.29 to Form 10-K of the Company filed February 24, 2017.)

10.15	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)
10.16	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)
10.17	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.18	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.19	—
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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements.

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

AvalonBay Communities, Inc.
Date: February 22, 2019	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2019	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 22, 2019	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 22, 2019	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 22, 2019	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 22, 2019	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 22, 2019	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 22, 2019	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 22, 2019	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 22, 2019	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 22, 2019	By:	/s/ PETER S. RUMMELL
Peter S. Rummell, Director
Date: February 22, 2019	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 22, 2019	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 22, 2019	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.
Opinion on Internal Control over Financial Reporting
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 22, 2019

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/18	12/31/17
ASSETS
Real estate:
Land and improvements	$4,077,090	$4,237,318
Buildings and improvements	15,651,035	15,708,666
Furniture, fixtures and equipment	696,200	615,288
	20,424,325	20,561,272
Less accumulated depreciation	(4,601,447)	(4,218,379)
Net operating real estate	15,822,878	16,342,893
Construction in progress, including land	1,768,132	1,306,300
Land held for development	84,712	68,364
Real estate assets held for sale, net	55,208	—
Total real estate, net	17,730,930	17,717,557

Cash and cash equivalents	91,659	67,088
Cash in escrow	126,205	134,818
Resident security deposits	31,816	32,686
Investments in unconsolidated real estate entities	217,432	163,475
Deferred development costs	47,443	45,819
Prepaid expenses and other assets	134,715	253,378
Total assets	$18,380,200	$18,414,821

LIABILITIES AND EQUITY
Unsecured notes, net	$5,905,993	$5,852,764
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,134,270	1,476,706
Dividends payable	204,191	196,094
Payables for construction	96,983	85,377
Accrued expenses and other liabilities	297,700	308,189
Accrued interest payable	46,648	43,116
Resident security deposits	58,415	58,473
Liabilities related to real estate assets held for sale	150	—
Total liabilities	7,744,350	8,020,719

Commitments and contingencies

Redeemable noncontrolling interests	3,244	6,056

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2018 and December 31, 2017; zero shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2018 and December 31, 2017; 138,508,424 and 138,094,154 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,385	1,381
Additional paid-in capital	10,306,588	10,235,475
Accumulated earnings less dividends	350,777	188,609
Accumulated other comprehensive loss	(26,144)	(37,419)
Total equity	10,632,606	10,388,046
Total liabilities and equity	$18,380,200	$18,414,821

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/18	12/31/17	12/31/16
Revenue:
Rental and other income	$2,280,963	$2,154,481	$2,039,656
Management, development and other fees	3,572	4,147	5,599
Total revenue	2,284,535	2,158,628	2,045,255

Expenses:
Operating expenses, excluding property taxes	528,997	503,946	478,437
Property taxes	241,563	221,375	204,837
Interest expense, net	220,974	199,661	187,510
Loss on extinguishment of debt, net	17,492	25,472	7,075
Depreciation expense	631,196	584,150	531,434
General and administrative expense	56,365	50,673	45,771
Expensed transaction, development and other pursuit costs, net of recoveries	4,309	2,736	9,922
Casualty and impairment loss (gain), net	215	6,250	(3,935)
Total expenses	1,701,111	1,594,263	1,461,051

Equity in income of unconsolidated real estate entities	15,270	70,744	64,962
Gain on sale of communities	374,976	252,599	374,623
Gain (loss) on other real estate transactions, net	345	(10,907)	10,224

Income before income taxes	974,015	876,801	1,034,013
Income tax (benefit) expense	(160)	141	305

Net income	974,175	876,660	1,033,708
Net loss attributable to noncontrolling interests	350	261	294

Net income attributable to common stockholders	$974,525	$876,921	$1,034,002

Other comprehensive income (loss):
Gain (loss) on cash flow hedges	5,132	(13,979)	(5,556)
Cash flow hedge losses reclassified to earnings	6,143	7,070	6,433
Comprehensive income	$985,800	$870,012	$1,034,879

Earnings per common share - basic:
Net income attributable to common stockholders	$7.05	$6.36	$7.53

Earnings per common share - diluted:
Net income attributable to common stockholders	$7.05	$6.35	$7.52

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity
	Preferred stock	Common stock	Preferred stock	Common stock
Balance at December 31, 2015	—	137,002,031	$—	$1,370	$10,068,532	$(197,989)	$(31,387)	$9,840,526
Net income attributable to common stockholders	—	—	—	—	—	1,034,002	—	1,034,002
Loss on cash flow hedges	—	—	—	—	—	—	(5,556)	(5,556)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,433	6,433
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	1,489	—	1,489
Dividends declared to common stockholders	—	—	—	—	—	(741,313)	—	(741,313)
Issuance of common stock, net of withholdings	—	328,873	—	3	11,982	(1,290)	—	10,695
Amortization of deferred compensation	—	—	—	—	25,140	—	—	25,140
Balance at December 31, 2016	—	137,330,904	—	1,373	10,105,654	94,899	(30,510)	10,171,416
Net income attributable to common stockholders	—	—	—	—	—	876,921	—	876,921
Loss on cash flow hedges	—	—	—	—	—	—	(13,979)	(13,979)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	7,070	7,070
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	2,026	—	2,026
Dividends declared to common stockholders	—	—	—	—	—	(783,912)	—	(783,912)
Issuance of common stock, net of withholdings	—	763,250	—	8	101,621	(1,325)	—	100,304
Amortization of deferred compensation	—	—	—	—	28,200	—	—	28,200
Balance at December 31, 2017	—	138,094,154	—	1,381	10,235,475	188,609	(37,419)	10,388,046
Net income attributable to common stockholders	—	—	—	—	—	974,525	—	974,525
Gain on cash flow hedges	—	—	—	—	—	—	5,132	5,132
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,143	6,143
Change in redemption value of noncontrolling interest	—	—	—	—	—	223	—	223
Dividends declared to common stockholders	—	—	—	—	—	(813,722)	—	(813,722)
Issuance of common stock, net of withholdings	—	414,270	—	4	39,408	1,142	—	40,554
Amortization of deferred compensation	—	—	—	—	31,705	—	—	31,705
Balance at December 31, 2018	—	138,508,424	$—	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/18	12/31/17	12/31/16
Cash flows from operating activities:
Net income	$974,175	$876,660	$1,033,708
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	631,196	584,150	531,434
Amortization of deferred financing costs	7,939	7,657	7,661
Amortization of debt discount (premium)	1,701	(5,915)	(18,866)
Loss on extinguishment of debt, net	17,492	25,472	7,075
Amortization of stock-based compensation	20,280	17,920	15,082
Equity in loss (income) of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	6,583	(19,798)	8,870
Casualty and impairment loss (gain), net	826	8,568	(3,935)
Abandonment of development pursuits	501	388	1,743
Cash flow hedge losses reclassified to earnings	6,143	7,070	6,433
Gain on sale of real estate assets	(385,976)	(281,745)	(442,916)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	17,428	3,076	(5,403)
Increase in accrued expenses, other liabilities and accrued interest payable	2,823	32,754	19,386
Net cash provided by operating activities	1,301,111	1,256,257	1,160,272

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,139,954)	(979,947)	(1,201,026)
Acquisition of real estate assets, including partnership interest	(338,620)	(462,317)	(393,316)
Capital expenditures - existing real estate assets	(83,607)	(65,181)	(66,971)
Capital expenditures - non-real estate assets	(3,325)	(8,809)	(5,881)
Increase (decrease) in payables for construction	11,606	(15,621)	2,196
Proceeds from sale of real estate, net of selling costs	883,313	503,039	532,717
Insurance proceeds for property damage claims	—	16,233	17,196
Mortgage note receivable lending	(3,699)	(17,590)	(19,115)
Mortgage note receivable payments	53,136	—	—
Distributions from unconsolidated real estate entities	35,516	89,305	111,598
Investments in unconsolidated real estate entities	(11,017)	(24,493)	(9,750)
Net cash used in investing activities	(596,651)	(965,381)	(1,032,352)

Cash flows from financing activities:
Issuance of common stock, net	52,261	111,093	15,526
Dividends paid	(805,239)	(772,657)	(726,749)
Issuance of mortgage notes payable	295,939	206,800	—
Repayments of mortgage notes payable, including prepayment penalties	(255,452)	(1,313,025)	(168,076)
Issuance of unsecured notes	299,442	1,696,826	1,122,488
Repayment of unsecured notes, including prepayment penalties	(258,579)	(300,000)	(504,403)
Payment of deferred financing costs	(16,258)	(17,552)	(16,240)
Payment of capital lease obligation	(1,070)	(18,951)	—
Receipts (payments) for termination of forward interest rate swaps	12,598	391	(14,847)
Payments related to tax withholding for share-based compensation	(10,556)	(10,450)	(8,562)
Distributions to DownREIT partnership unitholders	(44)	(42)	(41)
Contributions from joint venture and profit-sharing partners	—	1,038	—
Distributions to joint venture and profit-sharing partners	(424)	(418)	(407)
Preferred interest obligation redemption and dividends	(1,120)	(2,000)	(1,960)
Net cash used in financing activities	(688,502)	(418,947)	(303,271)

Net increase (decrease) in cash and cash equivalents	15,958	(128,071)	(175,351)

Cash and cash equivalents and restricted cash, beginning of year	201,906	329,977	505,328
Cash and cash equivalents and restricted cash, end of year	$217,864	$201,906	$329,977

Cash paid during the year for interest, net of amount capitalized	$201,659	$207,842	$194,059
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended
	12/31/18	12/31/17	12/31/16
Cash and cash equivalents	$91,659	$67,088	$214,994
Cash in escrow	126,205	134,818	114,983
Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$217,864	$201,906	$329,977

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2018:

•
As described in Note 4, “Equity,” 187,010 shares of common stock were issued as part of the Company's stock based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,713 shares valued at $15,950,000 were issued in connection with new stock grants; 2,272 shares valued at $387,000 were issued through the Company’s dividend reinvestment plan; 68,565 shares valued at $10,556,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,860 restricted shares with an aggregate value of $717,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $204,191,000.

•
The Company recorded a decrease of $223,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•
The Company recorded an increase in other liabilities of $6,366,000, and a corresponding adjustment to other comprehensive income, and reclassified $6,143,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
In conjunction with the formation of NYTA MF Investors LLC (the "NYC Joint Venture”), the venture assumed $395,939,000 of secured indebtedness as partial consideration for the purchase of the associated operating communities and the Company recorded an investment of $74,159,000 in unconsolidated real estate entities, representing its 20.0% retained interest in the venture. See Note 5, "Investments in Real Estate Entities," for additional discussion of the venture.

During the year ended December 31, 2017:

•
The Company issued 201,824 shares of common stock as part of the Company's stock based compensation plans, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 73,342 shares valued at $13,171,000 were issued in connection with new stock grants; 3,058 shares valued at $558,000 were issued through the Company’s dividend reinvestment plan; 60,319 shares valued at $10,542,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 3,388 restricted shares with an aggregate value of $588,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

•
As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company recognized a non-cash charge of $16,361,000 to write-off the net book value of the fixed assets destroyed by the fire that occurred in February 2017 at the Company's Avalon Maplewood ("Maplewood") which at the time was under construction and not yet occupied.

During the year ended December 31, 2016:

•
The Company issued 197,018 shares of common stock as part of the Company's stock based compensation plan, of which 115,618 shares related to the conversion of performance awards to restricted shares, and the remaining 81,400 shares valued at $13,217,000 were issued in connection with new stock grants; 44,327 shares valued at $3,894,000 were issued in conjunction with the conversion of deferred stock awards; 2,396 shares valued at $424,000 were issued through the Company’s dividend reinvestment plan; 53,453 shares valued at $8,356,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,262 restricted shares with an aggregate value of $694,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $185,397,000.

•
The Company recorded a decrease of $1,489,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company recorded an increase in prepaid expenses and other assets and a corresponding gain to other comprehensive income of $12,085,000 and reclassified $6,433,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

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

At December 31, 2018, the Company owned or held a direct or indirect ownership interest in 270 operating apartment communities containing 78,549 apartment homes in 12 states and the District of Columbia, of which nine communities containing 3,648 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 21 communities under development that are expected to contain an aggregate of 6,609 apartment homes (unaudited) when completed, and a mixed-use project being developed in which the Company is currently pursuing a potential for-sale strategy of individual condominium units. The Company also owned or held a direct or indirect ownership interest in land or rights to land in which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,769 apartment homes (unaudited).

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

The Company generally uses the equity method of accounting for its investment in joint ventures, including when the Company holds a noncontrolling limited partner interest in a joint venture. Any investment in excess of the Company's cost basis at acquisition or formation of an equity method venture, will be recorded as a component of the Company's investment in the joint venture and recognized over the life of the underlying fixed assets of the venture as a reduction to its equity in income from the venture. Investments in which the Company has little or no influence are accounted for using the cost method.

Revenue and Gain Recognition

The Company accounts for its leases with its residents and retail tenants as operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease.  The Company’s residential lease term is generally one year. The Company records a charge to income for uncollectible outstanding receivables past due as a component of operating expenses, excluding property taxes on the accompanying Consolidated Statements of Comprehensive Income.

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach, which applies the new standard to contracts that are not completed as of the date of adoption. Under the new standard, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from residential and retail rental income and other lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU 2016-02, Leases, discussed under "Recently Issued and Adopted Accounting Standards" below. Revenue streams that are scoped into ASU 2014-09 include:

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

•
Gains or losses on sales of real estate - The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company does not have significant continuing involvement. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold. As a result, the Company may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. In addition, as discussed under ASU 2017-05, included in "Recently Issued and Adopted Accounting Standards" below, subsequent to the adoption of the new standard, a gain or loss recognized on the sale of a nonfinancial asset to an unconsolidated entity will be recognized at 100%, and not the Company’s proportionate ownership percentage.

The Company concluded that the adoption of the new standard did not require an adjustment to the opening balance of retained earnings.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the years ended December 31, 2018, 2017 and 2016. The segments are classified based on the individual community's status at January 1, 2018 for the years ended December 31, 2018 and 2017, and at January 1, 2017 for the year ended December 31, 2016. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2016 through December 31, 2018, or otherwise qualify as held for sale as of December 31, 2018, as described in Note 6, "Real Estate Disposition Activities," (dollars in thousands):

	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2018
Management, development and other fees	$—	$—	$—	$3,572	$3,572
Rental and non-rental related income (2)	9,563	2,417	1,913	—	13,893
Total non-lease revenue (3)	9,563	2,417	1,913	3,572	17,465

Lease income (4)	1,622,837	259,636	295,706	—	2,178,179
Business interruption insurance proceeds	26	—	—	—	26

Total revenue	$1,632,426	$262,053	$297,619	$3,572	$2,195,670

For the year ended December 31, 2017
Management, development and other fees	$—	$—	$—	$4,147	$4,147
Rental and non-rental related income (2)	9,453	2,083	1,478	—	13,014
Total non-lease revenue (3)	9,453	2,083	1,478	4,147	17,161

Lease income (4)	1,582,209	191,511	230,293	—	2,004,013
Business interruption insurance proceeds (5)	3	—	3,495	—	3,498

Total revenue	$1,591,665	$193,594	$235,266	$4,147	$2,024,672

For the year ended December 31, 2016
Management, development and other fees	$—	$—	$—	$5,599	$5,599
Rental and non-rental related income (2)	8,299	2,172	1,394	—	11,865
Total non-lease revenue (3)	8,299	2,172	1,394	5,599	17,464

Lease income (4)	1,423,658	219,035	185,343	—	1,828,036
Business interruption insurance proceeds (6)	152	65	20,312	—	20,529

Total revenue	$1,432,109	$221,272	$207,049	$5,599	$1,866,029
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

(4)
Amounts include all revenue streams derived from residential and retail rental income and other lease income, which are excluded from ASC 2014-09 and accounted for under the lease accounting framework.

(5)	Amount for 2017 is primarily business interruption insurance proceeds related to the Maplewood casualty loss as discussed below in "Casualty Gains and Losses."

(6)	Amount for 2016 is primarily business interruption insurance proceeds related to the Edgewater casualty loss as discussed below in "Casualty Gains and Losses."

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2018.

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

The purchase price allocation to tangible assets, such as land and improvements, buildings and improvements, and furniture, fixtures and equipment, and the in-place lease intangible assets, is reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities. The approach for improvements applies industry standard replacement costs adjusted for geographic specific considerations and reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and was adjusted for estimated depreciation. The fair value of buildings acquired is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for an estimate of depreciation. The estimate of depreciation is made considering industry standard information, depreciation curves for the identified asset classes and estimated useful life of the acquired property. The value of the acquired lease-related intangibles considers the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time. The lease-up period for an apartment community is assumed to be 12 months to achieve stabilized occupancy. Net revenues use market rent considering actual leasing and industry rental rate data. The value of current leases relative to a market-rate lease is based on market rents obtained for market comparables, and considered a market derived discount rate. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed.

Depreciation is calculated on buildings and related improvements using the straight-line method over their estimated useful lives, which range from seven to 30 years. Furniture, fixtures and equipment are generally depreciated using the straight-line method over their estimated useful lives, which range from three years (primarily computer-related equipment) to seven years.

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

The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2018, 2017 and 2016.

In addition, taxable income from non-REIT activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company recorded an income tax benefit of $160,000 in 2018 and incurred income tax expense of $141,000 and $305,000 in 2017 and 2016, respectively, associated primarily with activities transacted through a TRS. As of December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2015 through 2017.

On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA makes major changes to the Code, including lowering the statutory U.S. federal income tax rate from 35% to 21% effective January 1, 2018. The Company does not believe the TCJA had a material impact on its financial position or results of operations.

The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2018, 2017 and 2016 (unaudited, dollars in thousands):

	2018 Estimate	2017 Actual	2016 Actual
Net income attributable to common stockholders	$974,525	$876,921	$1,034,002
GAAP gain on sale of communities in excess of tax gain	(194,596)	(86,661)	(195,029)
Depreciation/amortization timing differences on real estate	5,431	(3,642)	(947)
Amortization of debt/mark to market interest	2,276	(18,096)	(18,985)
Tax compensation expense (in excess of) less than GAAP	(612)	3,912	9,821
Casualty and impairment loss (gain), net	19,153	20,243	(657)
Other adjustments	(4,905)	(4,304)	11,533
Taxable net income	$801,272	$788,373	$839,738

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2018, 2017 and 2016 (unaudited):

	2018	2017	2016
Ordinary income	76%	75%	68%
20% capital gain	11%	18%	26%
Unrecaptured §1250 gain	13%	7%	6%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $20,564,000 and $16,984,000 as of December 31, 2018 and 2017, respectively, and related to mortgage notes payable was $2,044,000 and $4,991,000 as of December 31, 2018 and 2017, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $10,108,000 and $8,299,000 as of December 31, 2018 and 2017, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended
	12/31/18	12/31/17	12/31/16
Basic and diluted shares outstanding
Weighted average common shares—basic	137,844,755	137,523,771	136,928,251
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	436,986	535,415	525,886
Weighted average common shares—diluted	138,289,241	138,066,686	137,461,637

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$974,525	$876,921	$1,034,002
Net income allocated to unvested restricted shares	(2,839)	(2,463)	(2,610)
Net income attributable to common stockholders, adjusted	$971,686	$874,458	$1,031,392

Weighted average common shares—basic	137,844,755	137,523,771	136,928,251

Earnings per common share—basic	$7.05	$6.36	$7.53

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$974,525	$876,921	$1,034,002
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	44	42	41
Adjusted net income attributable to common stockholders	$974,569	$876,963	$1,034,043

Weighted average common shares—diluted	138,289,241	138,066,686	137,461,637

Earnings per common share—diluted	$7.05	$6.35	$7.52

Dividends per common share	$5.88	$5.68	$5.40

All options to purchase shares of common stock outstanding as of December 31, 2018, 2017 and 2016 are included in the computation of diluted earnings per share.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $4,388,000, $2,370,000 and $4,183,000 during the years ended December 31, 2018, 2017 and 2016, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any impairment losses for wholly-owned operating real estate assets, and did not record any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage as discussed below.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the year ended December 31, 2018, the Company recognized an impairment charge of $826,000 related to a land parcel the Company had previously acquired for development and no longer intends to develop. During the year ended December 31, 2017, the Company recognized an impairment charge of $9,350,000 related to a land parcel the Company had acquired for development in 2004 and sold during 2017. During the year ended December 31, 2016, the Company recognized $10,500,000 of aggregate impairment charges related to three ancillary land parcels for which the Company has either sold or intended to sell. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and is included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2018, 2017 or 2016.

Casualty Gains and Losses

In February 2017, a fire occurred at the Company's Avalon Maplewood, located in Maplewood, NJ, which at the time was under construction and not yet occupied. The Company completed reconstruction of the damaged and destroyed portions of the community as well as the vertical construction of the community in 2018. During the year ended December 31, 2017, the Company recorded a net casualty loss of $2,338,000 for the fire at Maplewood, included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income. During the year ended December 31, 2017, the Company reached a final insurance settlement for the property damage and lost income for the Maplewood casualty loss of $19,696,000, after self-insurance and deductibles, of which the Company recognized $3,495,000 as business interruption insurance proceeds. See Note 7, “Commitments and Contingencies,” for additional discussion of the related casualty loss.

In January 2015, a fire occurred at the Company's Avalon at Edgewater apartment community located in Edgewater, NJ. Edgewater consisted of two residential buildings. One building, containing 240 apartment homes, was destroyed. The second building, containing 168 apartment homes, suffered minimal damage and has been repaired. See Note 7, “Commitments and Contingencies,” for discussion of the related legal matters. During the year ended December 31, 2016, the Company reached a final insurance settlement for the Company's property damage and lost income for the Edgewater casualty loss, for which it received aggregate insurance proceeds for Edgewater of $73,150,000, after self-insurance and deductibles, of which $29,008,000 was received in 2016. Of this amount, $8,702,000 was recognized as casualty gain, reported as casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income, and $20,306,000 as business interruption insurance proceeds reported as a component of rental and other income on the accompanying Consolidated Statements of Comprehensive Income.

During the year ended December 31, 2016, the Company recorded a net casualty gain related to 2015 severe winter storms of $5,732,000, which is comprised of $8,493,000 in third-party insurance proceeds received, partially offset by incremental costs of $2,761,000. These amounts are included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

A casualty loss may also result in lost operating income from one or more communities that is covered by the Company’s business interruption insurance policies. The Company recognizes income for amounts received under its business interruption insurance policies as a component of rental and other income in the Consolidated Statements of Comprehensive Income. Revenue is recognized upon resolution of all contingencies related to the receipt, typically upon written confirmation by the insurer or receipt of the actual proceeds. The Company recognized $26,000, $3,498,000 and $20,564,000 in income related business interruption insurance proceeds for the years ended December 31, 2018, 2017 and 2016, respectively.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one wholly-owned operating community and two ancillary land parcels that qualified as held for sale presentation at December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief. ASU 2016-02 provides for transition relief, which includes electing to not (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. Subsequently, the FASB issued ASU 2018-01, ASU 2018-11 and ASU 2018-20 which provides further transition relief by providing (i) an option to not evaluate land easements that exist or have expired prior to the date of adoption under ASC 842, (ii) prospective adoption as a transition method, (iii) a practical expedient for lessors to not separate lease and non-lease components by class of underlying asset when certain conditions are met and (iv) technical improvements for lessor accounting for sales taxes collected from lessees and certain lessor costs.
The Company adopted ASC 842 as of January 1, 2019 using the prospective adoption method, and plans to apply certain practical expedients allowed under the standard including:

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

The Company anticipates adoption of the standard will result in the recognition of incremental right of use assets and corresponding lease liabilities to its balance sheet upon adoption of the new standard in the range from $100,000,000 to $150,000,000 resulting from the recognition of its long-term ground and administrative office leases, currently accounted for as operating leases. The Company is finalizing its adoption of the new standard and will report finalized impacts in the Company's first quarter 2019 Form 10-Q filing.

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

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $60,331,000, $64,420,000 and $78,872,000 for years ended December 31, 2018, 2017 and 2016, respectively.

3. Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the “Term Loans”) and Credit Facility, as defined below, as of December 31, 2018 and 2017 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2018 and 2017, as shown on the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	12/31/18	12/31/17
Fixed rate unsecured notes (1)	$5,400,000	$5,350,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	533,215	593,987
Variable rate mortgage notes payable—conventional and tax-exempt (2)	619,140	910,326
Total mortgage notes payable and unsecured notes and Term Loans	7,102,355	7,404,313
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,102,355	$7,404,313
_________________________________

(1)
Balances at December 31, 2018 and 2017 exclude $9,879 and $10,850, respectively, of debt discount, and $34,128 and $36,386, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Consolidated Balance Sheets.

(2)
Balances at December 31, 2018 and 2017 exclude $14,590 and $16,351 of debt discount, respectively, and $3,495 and $11,256, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2018:

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

•
In August 2018, the Company repaid $95,859,000 aggregate principal amount of variable rate debt secured by Avalon Calabasas, of which $51,449,000 was repaid at par at its scheduled maturity date, and $44,410,000 was repaid at par in advance of its April 2028 maturity date. The Company recognized a non-cash charge of $1,690,000 for the write-off of unamortized debt discount.

•
In December 2018, the Company repaid $250,000,000 principal amount of its 6.10% unsecured notes in advance of its March 2020 scheduled maturity, recognizing a charge of $8,926,000, consisting of a prepayment penalty of $8,579,000 and a non-cash write-off of deferred financing costs of $347,000.

•	In December 2018, in conjunction with the formation of the NYC Joint Venture as discussed in Note 5, "Investments in Real Estate Entities," the following financing activities took place:

◦
The Company repaid $93,800,000 of variable rate debt secured by Avalon Bowery Place I in advance of its November 2037 maturity date. In conjunction with the repayment, the Company recognized a charge of $5,837,000, consisting of a prepayment penalty of $2,874,000 and the non-cash write-off of unamortized deferred financing costs of $2,963,000.

◦	The Company entered into a $93,800,000 fixed rate note secured by Avalon Bowery Place I, with a contractual interest rate of 4.01%, maturing in January 2029.

◦	The Company entered into a $39,639,000 fixed rate note secured by Avalon Bowery Place II, with a contractual interest rate of 4.01%, maturing in January 2029.

◦	The Company entered into a $12,500,000 fixed rate note secured by Avalon Morningside Park, with a contractual interest rate of 3.95%, maturing in January 2029.

◦	The Company entered into a $150,000,000 fixed rate note secured by Avalon West Chelsea and AVA High Line, a dual-branded community, with a contractual interest rate of 4.01%, maturing in January 2029.

◦
The NYC Joint Venture then assumed the aggregate $295,939,000 of new borrowings discussed above, as well as the previously outstanding $100,000,000 fixed rate note secured by Avalon Morningside Park with a contractual interest rate of 3.50%.

At December 31, 2018, the Company has a $1,500,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the "Credit Facility") which matures in April 2020. The Company may extend the maturity for up to nine months, provided the Company is not in default and upon payment of a $1,500,000 extension fee. The Credit Facility bears interest at varying levels based on the London Interbank Offered Rate (“LIBOR”), rating levels achieved on the Company's unsecured notes and on a maturity schedule selected by the Company. The current stated pricing is LIBOR plus 0.825% per annum (3.33% at December 31, 2018), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $1,875,000 annually based on the $1,500,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility and had $39,810,000 and $47,315,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2018 and 2017, respectively.

In the aggregate, secured notes payable mature at various dates from April 2019 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,827,953,000, excluding communities classified as held for sale, as of December 31, 2018).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 4.0% at December 31, 2018 and 2017, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax exempt), the Term Loans and its Credit Facility, including the effect of certain financing related fees, was 3.4% and 3.2% at December 31, 2018 and 2017, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2018 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2019	3,824	114,722	—	N/A
2020	2,682	140,430	400,000	3.625%
2021	2,204	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	2,318	—	450,000	2.950%
			100,000	LIBOR + .90%
2023	2,439	—	350,000	4.200%
			250,000	2.850%
2024	2,577	—	300,000	3.500%
			150,000	LIBOR + 1.50%
2025	2,708	84,835	525,000	3.450%
			300,000	3.500%
2026	2,845	—	475,000	2.950%
			300,000	2.900%
2027	2,270	185,100	400,000	3.350%
2028	912	—	450,000	3.200%
Thereafter	30,296	544,349	350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$55,075	$1,097,280	$5,950,000

The Company's unsecured notes are redeemable at the Company's option, in whole or in part, generally at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present value of the remaining scheduled payments of principal and interest discounted at a rate equal to the yield on U.S. Treasury securities with a comparable maturity plus a spread between 20 and 45 basis points depending on the specific series of unsecured notes, plus accrued and unpaid interest to the redemption date. The indenture under which the Company's unsecured notes were issued, the Company's Credit Facility agreement and the Company's Term Loan agreement contain limitations on the amount of debt the Company can incur or the amount of assets that can be used to secure other financing transactions, and other customary financial and other covenants, with which the Company was in compliance at December 31, 2018.

4. Equity

As of December 31, 2018 and 2017, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2018, the Company:

i.	issued 40,534 shares of common stock in connection with stock options exercised;

ii.	issued 2,272 common shares through the Company's dividend reinvestment plan;

iii.	issued 187,010 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 244,924 shares under CEP IV, as discussed below;

v.	withheld 68,565 common shares to satisfy employees' tax withholding and other liabilities;

vi.	issued 12,955 shares through the Employee Stock Purchase Plan; and

vii.	canceled 4,860 shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the year ended December 31, 2018 is not reflected on the accompanying Consolidated Balance Sheet as of December 31, 2018, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program (“CEP IV”) under which the Company may sell (and/or enter into forward agreements for) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of December 31, 2018, there are no outstanding forward sales agreements. In 2018, the Company sold 244,924 shares at an average sales price of $189.14 per share, for net proceeds of $45,629,000. As of December 31, 2018, the Company had $846,591,000 of shares remaining authorized for issuance under this program.

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

As of December 31, 2018, the Company had investments in the following real estate entities:

•
Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The U.S. Fund was formed in July 2011 and is fully invested. The U.S. Fund has a term that expires in July 2023, assuming the exercise of two, one-year extension options. The U.S. Fund had six institutional investors, including the Company. The Company is the general partner of the U.S. Fund and, at December 31, 2018 excluding costs incurred in excess of equity in the underlying net assets of the U.S. Fund, the Company had an equity investment of $31,194,000 (net of distributions), representing a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition.

During 2018, the U.S. Fund sold Avalon Kirkland at Carillon, located in Kirkland, WA, containing 131 apartment homes for $85,500,000. The Company's proportionate share of the gain in accordance with GAAP was $8,636,000. In conjunction with the disposition of this community, the U.S. Fund repaid $27,928,000 of related secured indebtedness in advance of its scheduled maturity date.

Subsidiaries of the U.S. Fund have five loans secured by individual assets with aggregate amounts outstanding of $205,846,000, with maturity dates that vary from June 2020 to November 2022. The mortgage loans are payable by the subsidiaries of the U.S. Fund with operating cash flow or disposition proceeds from the underlying real estate. The Company has not guaranteed the debt of the U.S. Fund, nor does the Company have any obligation to fund this debt should the U.S. Fund be unable to do so.

•
Multifamily Partners AC JV LP (the “AC JV”)—The AC JV is a joint venture that was formed in 2011 and has four institutional investors, including the Company. Excluding costs incurred in excess of equity in the underlying net assets of the AC JV, at December 31, 2018 the Company had an equity investment of $34,799,000 (net of distributions), representing a 20.0% equity interest. The Company acquired its interest in the AC JV as part of the Archstone Acquisition.

The AC JV partnership agreement contains provisions that require the Company to provide a right of first offer (“ROFO”) to the AC JV in connection with additional opportunities to acquire or develop additional interests in multifamily real estate assets within a specified geographic radius of the existing assets, generally one mile or less. The ROFO restriction expires in 2019.

During 2018, the AC JV sold Avalon Woodland Park, located in Herndon, VA, containing 392 apartment homes for $94,250,000. The Company's proportionate share of the gain in accordance with GAAP was $2,019,000. In conjunction with the disposition of this community, the AC JV repaid a $50,647,000 loan at par to the equity investors in the venture in advance of its scheduled maturity date.

As of December 31, 2018, subsidiaries of the AC JV had one unsecured loan outstanding in the amount of $111,653,000 which matures in August 2021, and which was made by the equity investors in the venture, including the Company, in proportion to the investors' respective equity ownership interest. The unsecured loan is payable by the subsidiaries of the AC JV with operating cash flow from the venture. The Company has not guaranteed the debt of the AC JV, nor does the Company have any obligation to fund this debt should the AC JV be unable to do so.

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

Brandywine had an outstanding $22,195,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so.

•
Residual JV—Through subsidiaries, the Company and Equity Residential entered into three limited liability company agreements (collectively, the “Residual JV”) through which the Company and Equity Residential acquired (i) certain assets of Archstone that the Company and Equity Residential have divested (the “Residual Assets”), and (ii) various liabilities of Archstone that the Company and Equity Residential agreed to assume in conjunction with the Archstone Acquisition (the “Residual Liabilities”).

The Residual Liabilities include most existing or future litigation and claims related to Archstone’s operations for periods before the close of the Archstone Acquisition, except for (i) claims that principally relate to the physical condition of the assets acquired directly by the Company or Equity Residential, which generally remain the sole responsibility of the Company or Equity Residential, as applicable, and (ii) certain tax and other litigation between Archstone and various equity holders in Archstone related to periods before the close of the Archstone Acquisition, and claims which may arise due to changes in the capital structure of Archstone that occurred prior to closing, for which the seller has agreed to indemnify the Company and Equity Residential. The Company and Equity Residential jointly control the Residual JV and the Company holds a 40.0% economic interest in the Residual JV. The Company believes its remaining potential obligations under the Residual JV will not have a material impact on its financial position or results of operations.

•
Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2018, 2017 and 2016, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which the Company's portion was $1,120,000, $2,000,000 and $1,960,000, respectively. At December 31, 2018, the remaining preferred interests had an aggregate liquidation value of $36,806,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

•
Sudbury Development, LLC—During 2015, the Company entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. The Company has a 60.0% ownership interest in the venture. The venture is considered a VIE, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the joint venture as approval from both parties is required for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure of the partnership, acquisitions or dispositions by the venture and decisions about the pre-development and related activities to be performed by the venture. During the year ended December 31, 2017, the Company and its venture partner each acquired their respective portion of the real estate held by the venture, with the Company's portion consisting of a parcel of land for the development of an apartment community, acquired for an investment of $19,200,000. The Company and its venture partner retained continuing involvement with the venture to fund the completion of the planned infrastructure and site work, which was substantially complete at December 31, 2018.

•
North Point II JV, LP—During 2016, the Company entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which completed construction during 2018 and contains 265 apartment homes. The Company owns a 55.0% interest in the venture, and the venture partner owns the remaining 45.0% interest. The venture is considered to be a VIE, though the Company is not considered to be the primary beneficiary because the Company and its third party partner share control of the venture. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, the original capital budget to construct AVA North Point and the operating budget for the community since completion. AVA North Point is the third phase of a master planned development, the other phases of which are owned through the AC JV. During 2016, the Company provided the partners of the AC JV the opportunity to acquire the AVA North Point land parcel owned by the Company as required in the ROFO provisions for the AC JV. After certain partners of the AC JV declined to participate, the Company entered into the new joint venture and sold the land parcel to the venture in exchange for a cash payment and a capital account credit, and is overseeing the development in exchange for a developer fee. Upon sale of the land parcel, the Company recognized a gain of $10,621,000 during the year ended December 31, 2016, included in gain (loss) on other real estate transactions, net on the accompanying Consolidated Statements of Comprehensive Income. At December 31, 2018, the Company had an equity investment of $45,162,000.

•
NYTA MF Investors LLC (“NYC Joint Venture”)—During 2018, the Company contributed five wholly-owned operating communities located in New York, NY to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% interest in the venture, with the venture partner owning the remaining 80.0% interest, and the partners sharing in returns in accordance with their ownership interests. The venture is not considered a VIE and is accounted for as an equity method investment, as the venture can finance its activities through the on-going operations of the communities and the Company and its third party partner share a controlling financial interest in the joint venture. While the Company is the managing member and the venture partner has a controlling financial interest, approval from both parties is required for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure of the partnership, acquisitions or dispositions by the venture and decisions about the annual operating budget and redevelopment related activities to be performed by the venture.

In conjunction with the formation of the venture, the Company sold the five communities, containing an aggregate of 1,301 apartment homes and 58,000 square feet of retail space, to the venture for a sales price of $758,900,000. The Company received net cash proceeds of $276,799,000 and the venture assumed $395,939,000 of secured indebtedness from the Company. The Company recognized a gain on sale of $179,861,000, including the recognition of the Company's 20.0% retained interest at fair value. In conjunction with the formation of the venture, the Company entered into the refinancing and borrowing activities discussed in Note 3, “Mortgage Notes Payable, Unsecured Notes and Credit Facility.” At December 31, 2018, the Company had an equity investment of $75,000,000, representing a 20.0% equity interest in the venture.

In addition, during 2018 the Company held an investment in and received the final distributions for the AvalonBay Value Added Fund II, L.P. (“Fund II”). In September 2008, the Company formed Fund II, a private, discretionary real estate investment vehicle which acquired and operated communities in the Company's markets. During 2017, Fund II sold its final three communities, and the Company completed the dissolution of Fund II in 2018. Fund II had six institutional investors, including the Company. One of the Company's wholly owned subsidiaries was the general partner of Fund II. The Company had an equity interest of 31.3% in Fund II, and upon achievement of a threshold return the Company had a right to incentive distributions for its promoted interest based on current returns earned by Fund II which represented 40.0% of further Fund II distributions, which was in addition to its proportionate share of the remaining 60.0% of distributions. During the year ended December 31, 2018, the Company recognized income of $925,000 for its promoted interest, which was reported as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method as of the dates presented, excluding amounts associated with development joint ventures, the Residual JV and Legacy JV (dollars in thousands):

	12/31/18	12/31/17
Assets:
Real estate, net	$1,420,039	$695,077
Other assets	45,142	39,976
Total assets	$1,465,181	$735,053
Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$837,311	$523,815
Other liabilities	15,624	10,540
Partners' capital	612,246	200,698
Total liabilities and partners' capital	$1,465,181	$735,053

The following is a combined summary of the operating results of the entities accounted for using the equity method, for the years presented, excluding amounts associated with development joint ventures, Avalon Clarendon, the Residual JV and Legacy JV (dollars in thousands):

	For the year ended
	12/31/18 (1)	12/31/17	12/31/16
Rental and other income	$92,504	$101,615	$131,901
Operating and other expenses	(35,005)	(38,566)	(50,945)
Gain on sale of communities	54,202	136,333	196,749
Interest expense, net (2)	(22,488)	(27,104)	(45,886)
Depreciation expense	(26,706)	(25,914)	(34,471)
Net income	$62,507	$146,364	$197,348
_________________________________

(1)	Amounts include results from the NYC Joint Venture from the date the venture was formed.

(2)	Amounts for the years ended December 31, 2018, 2017 and 2016 includes charges for prepayment penalties and write-offs of deferred financing costs of $312, $1,591 and $12,659, respectively.

In conjunction with the acquisition of the U.S. Fund, AC JV and Brandywine, the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $31,188,000 and $35,402,000 at December 31, 2018 and 2017, respectively, of the respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a summary of the Company's equity in income of unconsolidated real estate entities for the years presented (dollars in thousands):

	For the year ended
	12/31/18	12/31/17	12/31/16
Fund I (1)	$—	$—	$87
Fund II (2)	843	53,961	49,882
U.S. Fund (3)	9,766	14,773	15,635
AC JV (4)	3,527	1,388	1,445
MVP I, LLC	1,917	1,833	1,627
Brandywine	95	106	10
CVP I, LLC	—	—	9
Residual JV	(879)	(1,223)	(1,374)
Avalon Clarendon (5)	—	—	(2,359)
North Point II JV, LP	305	(122)	—
Sudbury Development, LLC	29	28	—
NYC JV	(333)	—	—
Total	$15,270	$70,744	$64,962
_________________________________

(1)	The Company's equity in income for this entity represents its residual profits from the sale of the community, or liquidation of the venture.

(2)
Equity in income for the years ended December 31, 2017 and 2016 includes the Company's proportionate share of the gain on the sale of Fund II assets of $26,322 and $41,501, respectively. In addition, equity in income for the years ended December 31, 2018, 2017 and 2016 include $925, $26,472 and $7,985, respectively, relating to the Company's recognition of its promoted interest.

(3)
Equity in income for the years ended December 31, 2018, 2017 and 2016 includes the Company's proportionate share of the gain on the sale of U.S. Fund assets of $8,636, $13,788 and $16,568, respectively.

(4)	Equity in income for the year ended December 31, 2018 includes the Company's proportionate share of the gain on the sale of an AC JV assets of $2,019.

(5)
In 2016, the Company and its venture partner established separate legal ownership of Avalon Clarendon, after which the Company reported the operating results of Avalon Clarendon as part of its consolidated operations.

Investments in Consolidated Real Estate Entities

During the year ended December 31, 2018, the Company acquired four consolidated communities:

•	Avalon Arundel Crossing, located in Linthicum Heights, MD, contains 310 apartment homes and was acquired for a purchase price of $83,000,000.

•	Alexander Apartments & Lofts, located in West Palm Beach, FL, contains 290 apartment homes and 2,000 square feet of retail space and was acquired for a purchase price of $103,000,000.

•	Ironwood at Red Rocks, located in Littleton, CO, contains 256 apartment homes and was acquired for a purchase price of $75,400,000.

•	The Meadows, located in Castle Rock, CO, contains 240 apartment homes and was acquired for a purchase price of $73,050,000.

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

Expensed transaction costs associated with the acquisitions made by the Company in 2016, all of which were accounted for as business combinations prior to the adoption of ASU 2017-01 on October 1, 2016, totaled $5,139,000. This amount was reported as a component of expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. To the extent the Company received amounts related to acquired communities for periods prior to their acquisition, the Company reported the receipts, net with expensed acquisition costs.

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

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that contains rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture, which represents a 100% interest in the rental apartments, and the venture partner owns the remaining 30.0% interest, which represents a 100% interest in the for-sale residential condominium units. The Company was responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas, which are included in total real estate, net on the accompanying Consolidated Balance Sheets. The development of Avalon Brooklyn Bay was completed during the year ended December 31, 2018. As of December 31, 2018, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units. The balance as of December 31, 2018 was $12,819,000, representing outstanding principal and interest, net of repayments, and as of December 31, 2017, was $44,831,000, representing outstanding principal and interest. These amounts are reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis.

6. Real Estate Disposition Activities

The following activity took place during the year ended December 31, 2018:

•	The Company sold eight wholly-owned operating communities, containing an aggregate of 1,798 apartment homes for an aggregate sales price of $618,750,000 and an aggregate gain of $195,115,000.

•
The Company contributed five wholly-owned operating communities to the NYC Joint Venture for a sales price of $758,900,000, recognizing a gain on sale of $179,861,000. See Note 5, “Investments in Real Estate Entities,” for additional discussion of the venture.

•	The Company sold other real estate for an aggregate sales price of $639,000, resulting in an aggregate gain of $345,000.

Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds
Avalon Blue Hills/Avalon Canton at Blue Hills	Randolph/Canton, MA	Q218	472	$—	$131,250	$129,466
Eaves North Quincy	Quincy, MA	Q218	224	—	64,250	63,302
Avalon Anaheim Stadium	Anaheim, CA	Q218	251	—	111,600	105,495
Avalon Ballston Place	Arlington, VA	Q318	383	—	169,000	166,921
Avalon at Fairway Hills - Fields	Columbia, MD	Q418	192	—	39,500	38,744
Avalon Fashion Valley	San Diego, CA	Q418	161	—	70,750	69,781
Avalon Andover	Andover, MA	Q418	115	—	32,400	31,765
NYC Joint Venture (1)	New York, NY	Q418	1,301	395,939	758,900	276,799
Other real estate dispositions (2)	multiple	2018	N/A	—	639	1,040

Total of 2018 asset sales			3,099	$395,939	$1,378,289	$883,313

Total of 2017 asset sales			1,624	$—	$514,654	$503,039

Total of 2016 asset sales			2,051	$—	$564,028	$532,717
_________________________________

(1)
The Company contributed five communities located in New York, NY, to the NYC Joint Venture, in which the Company retained a 20.0% ownership interest, as discussed in Note 5, "Investments in Real Estate Entities."

(2)	Primarily composed of the sale of one undeveloped land parcel, located in Fairfax City, VA.

As of December 31, 2018, the Company had one community and two ancillary land parcels that qualified as held for sale.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2018, the Company does not have any employment agreements with executive officers.

The standard restricted stock and option agreements used by the Company in its compensation program provide that upon an employee's termination without cause or the employee's Retirement (as defined in the agreement), all outstanding stock options and restricted shares of stock held by the employee will vest, and the employee will have up to 12 months or until the fifth anniversary of the grant date, if later, or until the option expiration date, if earlier, to exercise any options then held. Under the agreements, Retirement generally means a termination of employment and other business relationships, other than for cause, after attainment of age 50, provided that (i) the employee has worked for the Company for at least 10 years, (ii) the employee's age at Retirement plus years of employment with the Company equals at least 70, (iii) the employee provides at least six months written notice of intent to retire, and (iv) the employee enters into a one year non-compete and employee non-solicitation agreement.

The Company also has an Officer Severance Program (the “Program”). Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or chooses to terminate his or her employment for good reason (as defined), in either case within 18 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one time for vice presidents and senior vice presidents, two times for executive vice presidents and three times for the chief executive officer. The officer's restricted stock and options would also vest. Costs related to the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Maplewood Casualty Loss

In February 2017, a fire occurred at the Company's Avalon Maplewood, located in Maplewood, NJ, which at the time was under construction and not yet occupied. The Company completed reconstruction of the damaged and destroyed portions of the community as well as the vertical construction of the community in 2018. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for further discussion of the casualty gains and losses associated with the Maplewood casualty loss.

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

With regard to the building that was destroyed, three class action lawsuits have been filed against the Company and consolidated in the United States District Court for the District of New Jersey. The Company has agreed with class counsel to the terms of a settlement which provides a claims process (with agreed upon protocols for instructing the adjuster as to how to evaluate claims) and, if needed, an arbitration process to determine damage amounts to be paid to individual claimants covered by the class settlement. In July 2017, the District Court granted final approval of the settlement and all claims have been submitted to the independent claims adjuster. A total of 66 units (consisting of residents who did not previously settle their claims and who did not opt out of the class settlement) are included in the class action settlement and bound by its terms. However, only approximately 45 units submitted claims. The independent claims adjuster is currently reviewing the claims submitted; the submitted claims total approximately $6,900,000 but, based on the Company's review of the initial determinations made by the adjuster on a number of claims, the Company believes that the total amount actually awarded will be significantly less. To date, the claims adjuster has completed its evaluation of 37 of these claims and it is expected that the evaluation of the remaining claims should be completed within the next month. In addition to the class action lawsuits described above, the Company has resolved litigated claims with tenants of approximately 60 units. There is currently one remaining resident lawsuit with respect to the destroyed building filed in the Superior Court of New Jersey, Bergen County - Law Division; the Company believes it has meritorious defenses to the extent of damages claimed in that suit. A number of subrogation lawsuits had been filed against the Company by insurers of Edgewater residents who obtained renters insurance; these lawsuits have been resolved or are expected to be resolved during the first quarter of 2019. A fourth class action, being heard in the same federal court, was filed against the Company on behalf of a purported class of residents of the second Edgewater building that suffered minimal damage.

Having settled many third party claims through the insurance claims process, while no assurances can be given, the Company currently believes that any potential remaining liability to third parties (including any potential liability to third parties determined in accordance with the class settlement described above) will not be material to the Company and will in any event be substantially covered by the Company's insurance policies.

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

Lease Obligations

The Company owns 11 apartment communities, one community under development, and two commercial properties, located on land subject to land leases expiring between October 2026 and March 2142. All of the ground leases, except for one of the apartment communities, are accounted for as operating leases, recognizing rental expense on a straight-line basis over the lease term. These operating leases have varying escalation terms, primarily based on variables determined at future dates such as changes in the Consumer Price Index, and five of these leases have purchase options exercisable through 2095. The Company incurred costs of $21,788,000, $23,431,000 and $23,343,000 in the years ended December 31, 2018, 2017 and 2016, respectively, related to operating leases. One apartment community is located on land subject to a land lease which is accounted for as a capital lease and has the option for the Company to purchase the land at some point during the lease term which expires in 2046. In addition to the leases described above, the Company is party to a lease for a portion of the parking garage adjacent to an apartment community, accounted for as a capital lease and subject to the Company's real estate accounting policies discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies.” The Company has a total capital lease obligation of $20,243,000 reported as a component of accrued expenses and other liabilities. In addition, the Company is party to 14 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases.

During the year ended December 31, 2018, the Company contributed a dual-branded apartment community, Avalon West Chelsea and AVA High Line, located on land subject to a single land lease, to the newly formed NYC Joint Venture. See Note 5, “Investments in Real Estate Entities,” for discussion of the formation of the venture. During the year ended December 31, 2017, the Company acquired the land encumbered by the ground lease for Avalon Morningside Park for $95,000,000, recognizing a non-cash write-off of prepaid rent of $11,153,000 associated with the ground lease termination, reported as a component of (loss) gain on other real estate transactions on the accompanying Consolidated Statements of Comprehensive Income. Also during the year ended December 31, 2017, the Company exercised its purchase option under a capital lease, acquiring the land encumbered by the ground lease for Avalon at Assembly Row and AVA Somerville for $17,285,000.

The following table details the future minimum lease payments under the Company's current leases (dollars in thousands):

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter
Operating Lease Obligations	$14,166	$11,836	$13,226	$13,129	$12,527	$439,981
Capital Lease Obligations (1) (2)	1,075	1,077	1,080	1,082	1,084	41,220
	$15,241	$12,913	$14,306	$14,211	$13,611	$481,201
_________________________________

(1)
Aggregate capital lease payments include $26,375 in interest costs, with the timing of certain lease payments for capital land leases determined by completion of the construction of the associated apartment community.

(2)
Capital lease assets of $19,737 as of both December 31, 2018 and 2017, respectively, are included as a component of land and improvements or building and improvements on the accompanying Consolidated Balance Sheets.

Legal Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $946,000, $6,118,000 and $417,000 in legal recoveries, respectively. Amounts recognized during the years ended December 31, 2018 and 2017 include $554,000 and $5,438,000, respectively, in legal settlement proceeds relating to construction defects at communities acquired as part of the Archstone Acquisition, reported as a component of casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

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

•
Established Communities (also known as Same Store Communities) are consolidated communities where the Company has a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year. The Established Communities for the year ended December 31, 2018, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2017, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other completed consolidated communities that have stabilized occupancy, as defined above, as January 1, 2018, or which were acquired during the year ended December 31, 2018. Other Stabilized Communities includes stabilized operating communities in our expansion markets of Denver, Colorado, and Southeast Florida, but excludes communities that are conducting or planning to conduct substantial redevelopment activities within the fiscal year.

•
Development/Redevelopment Communities consists of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year and (iii) communities under lease-up that have been complete for less than one year and have not reached stabilized occupancy, as defined above, as of January 1, 2018.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, investments and investment management expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment loss (gain), net, gain on sale of communities, loss (gain) on other real estate transactions, net and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2018, 2017 and 2016 is as follows (dollars in thousands):

	For the year ended
	12/31/18	12/31/17	12/31/16
Net income	$974,175	$876,660	$1,033,708
Indirect operating expenses, net of corporate income	76,522	65,398	61,403
Investments and investment management expense	7,709	5,936	4,822
Expensed acquisition, development and other pursuit costs, net of recoveries	4,309	2,736	9,922
Interest expense, net	220,974	199,661	187,510
Loss on extinguishment of debt, net	17,492	25,472	7,075
General and administrative expense	56,365	50,673	45,771
Equity in income of unconsolidated real estate entities	(15,270)	(70,744)	(64,962)
Depreciation expense	631,196	584,150	531,434
Income tax (benefit) expense	(160)	141	305
Casualty and impairment loss (gain), net	215	6,250	(3,935)
Gain on sale of communities	(374,976)	(252,599)	(374,623)
(Gain) loss on other real estate transactions	(345)	10,907	(10,224)
Net operating income from real estate assets sold or held for sale	(58,620)	(84,650)	(114,219)
Net operating income	$1,539,586	$1,419,991	$1,313,987

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended
	12/31/2018	12/31/2017	12/31/2016

Rental income from real estate assets sold or held for sale	$88,865	$133,956	$179,226
Operating expenses from real estate assets sold or held for sale	(30,245)	(49,306)	(65,007)
Net operating income from real estate assets sold or held for sale	$58,620	$84,650	$114,219

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2018 for the years ended December 31, 2018 and 2017 and at January 1, 2017, for the year ended December 31, 2016. Segment information for the years ended December 31, 2018, 2017 and 2016 has been adjusted to exclude the real estate assets that were sold from January 1, 2016 through December 31, 2018, or otherwise qualify as held for sale as of December 31, 2018, as described in Note 6, “Real Estate Disposition Activities.”

	Total revenue	NOI	Gross real estate (1)
For the year ended December 31, 2018
Established
New England	$239,638	$157,109	$2,014,158
Metro NY/NJ	360,430	254,132	3,086,133
Mid-Atlantic	237,113	165,724	2,226,315
Pacific Northwest	86,571	62,194	727,652
Northern California	366,834	280,994	2,986,068
Southern California	341,840	245,356	2,921,616
Total Established (2)	1,632,426	1,165,509	13,961,942

Other Stabilized	262,053	178,172	2,934,711
Development / Redevelopment	297,619	195,905	5,201,454
Land Held for Future Development	N/A	N/A	84,712
Non-allocated (3)	3,572	N/A	94,350
Total	$2,195,670	$1,539,586	$22,277,169

For the year ended December 31, 2017
Established
New England	$232,688	$152,514	$1,993,653
Metro NY/NJ	354,444	251,760	3,071,563
Mid-Atlantic	232,987	161,546	2,216,292
Pacific Northwest	84,313	61,705	724,751
Northern California	357,209	273,940	2,972,311
Southern California	330,024	237,796	2,905,512
Total Established (2)	1,591,665	1,139,261	13,884,082

Other Stabilized	193,594	127,678	2,571,356
Development / Redevelopment (4)	235,266	153,052	4,104,956
Land Held for Future Development	N/A	N/A	68,364
Non-allocated (3)	4,147	N/A	78,864
Real estate disposed or held for sale (5)			1,228,314
Total	$2,024,672	$1,419,991	$21,935,936

For the year ended December 31, 2016
Established
New England	$209,935	$136,019	$1,667,171
Metro NY/NJ	294,199	204,882	2,412,742
Mid-Atlantic	203,003	141,624	1,862,091
Pacific Northwest	79,958	57,857	731,277
Northern California	331,610	253,582	2,812,859
Southern California	313,404	224,955	2,840,773
Total Established (2)	1,432,109	1,018,919	12,326,913

Other Stabilized	221,272	151,475	2,650,966
Development / Redevelopment (6)	207,049	143,593	4,154,778
Land Held for Future Development	N/A	N/A	84,293
Non-allocated (3)	5,599	N/A	80,700
Real estate disposed or held for sale (5)			1,458,130
Total	$1,866,029	$1,313,987	$20,755,780
_________________________________

(1)	Does not include gross real estate assets held for sale of $65,408 and $20,846 as of December 31, 2018 and 2016, respectively.

(2)	Gross real estate for the Company's Established Communities includes capitalized additions of approximately $78,469, $78,241 and $85,676 in 2018, 2017 and 2016, respectively.

(3)	Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment.

(4)	Total revenue and NOI for the year ended December 31, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

(5)	Represents real estate sold or held for sale between the reported year end date and December 31, 2018, which is not allocated to a reportable segment.

(6)	Total revenue and NOI for the year ended December 31, 2016 includes $20,306 in business interruption insurance proceeds related to the Edgewater casualty loss.

9. Stock-Based Compensation Plans

The Company's Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2018, the Company had 7,509,205 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's 1994 Stock Option and Incentive Plan (the “1994 Plan”) on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. No grants of stock options and other awards will be made after May 15, 2027, and no grants of incentive stock options will be made after February 16, 2027.

Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2015	249,178	$122.17	82,195	$103.27
Exercised	(71,845)	117.04	(59,654)	112.85
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2016	177,333	$124.25	22,541	$77.91
Exercised	(27,360)	110.47	(14,763)	93.35
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2017	149,973	$126.77	7,778	$48.60
Exercised	(32,756)	126.24	(7,778)	48.60
Granted (1)	6,995	161.10	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2018	124,212	$128.84	—	$—
Options Exercisable:
December 31, 2016	177,333	$124.25	22,541	$77.91
December 31, 2017	149,973	$126.77	7,778	$48.60
December 31, 2018	117,217	$126.91	—	$—
_________________________________

(1)
Options granted during the year ended December 31, 2018 are a result of recipient elections to receive a portion of earned performance awards and time-vesting restricted stock in the form of stock options.

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2018:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
4,380	$70.00	-	$79.99	1.1
7,865	$110.00	-	$119.99	2.1
29,862	$120.00	-	$129.99	4.2
75,110	$130.00	-	$139.99	3.8
6,995	$160.00	-	$169.99	9.1
124,212
Options outstanding and exercisable at December 31, 2018 had an intrinsic value of $5,616,000 and $5,525,000, respectively. Options exercisable had a weighted average contractual life of 4.0 years. The intrinsic value of options exercised under the 2009 and 1994 Plans during 2018, 2017 and 2016 was $3,016,000, $3,592,000 and $9,187,000, respectively. There were no stock options granted in 2018, 2017 and 2016, other than those elected under the Company's performance award plan discussed below.

The Company has a compensation framework under which share-based compensation granted is composed of annual restricted stock awards for which one third of the award vests annually over a three year period, and multi-year long term incentive performance awards. For annual restricted stock awards, in lieu of time-vesting restricted stock, the recipient may elect to receive up to 25% of the award value in the form of stock options, for which one third of the award vests annually over a three year period. Under the Company's multi-year long term incentive compensation framework, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. Performance awards granted in 2017 or earlier are earned in the form of time-vesting restricted stock following the end of the three-year performance period, provided that the predetermined goals have been achieved. Performance awards granted after 2017 are fully vested for the recipient following the measurement period.

For performance awards with performance periods beginning on or after January 1, 2015, after the first year of the performance period, if the employee's employment terminates on account of death, disability, retirement, or termination without cause, the employee shall vest in a pro rata portion of the award (based on the employee's service time during the performance period), with such vested portion to be earned and converted into shares at the end of the performance period based on actual achievement under the performance award. For other terminating events, performance awards are generally forfeited.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2015	238,266	$119.65
Granted (1)	94,054	141.92
Change in awards based on performance (2)	36,091	101.52
Converted to restricted stock	(115,618)	94.67
Forfeited	(1,630)	141.98
Outstanding at December 31, 2016	251,163	$136.74
Granted (3)	81,708	176.59
Change in awards based on performance (2)	49,323	119.26
Converted to restricted stock	(128,482)	118.75
Forfeited	(1,942)	159.39
Outstanding at December 31, 2017	251,770	$155.25
Granted (4)	100,965	155.31
Change in awards based on performance (2)	5,990	148.79
Converted to restricted stock	(88,477)	148.79
Forfeited	(3,119)	160.33
Outstanding at December 31, 2018	267,129	$157.21

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

(4)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 62,043 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 38,922 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2018	2017	2016
Dividend yield	3.7%	3.2%	3.3%
Estimated volatility over the life of the plan (1)	11.8% - 18.7%	15.3% - 19.7%	15.2% - 22.8%
Risk free rate	1.86% - 2.46%	0.69% - 1.61%	0.44% - 0.88%
Estimated performance award value based on total shareholder return measure	$151.67	$175.86	$131.24
_________________________________

(1)	Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement is determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $161.10, $179.07 and $161.66, for the years ended December 31, 2018, 2017 and 2016, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2015	147,884	$146.21	98,347
Granted - restricted stock shares	81,400	162.38	115,618
Vested - restricted stock shares	(88,712)	141.38	(36,872)
Forfeited	(3,867)	162.43	(395)
Outstanding at December 31, 2016	136,705	$158.51	176,698
Granted - restricted stock shares	73,342	179.58	128,482
Vested - restricted stock shares	(73,683)	153.86	(70,595)
Forfeited	(2,731)	173.42	(657)
Outstanding at December 31, 2017	133,633	$172.33	233,928
Granted - restricted stock shares	98,713	161.58	88,297
Vested - restricted stock shares	(67,832)	171.22	(112,230)
Forfeited	(4,103)	166.40	(757)
Outstanding at December 31, 2018	160,411	$166.33	209,238

Total employee stock-based compensation cost recognized in income was $19,707,000, $17,085,000 and $14,666,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and total capitalized stock-based compensation cost was $10,208,000, $9,474,000 and $9,266,000 for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there was a total unrecognized compensation cost of $28,116,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.5 years.

As of January 1, 2017, the Company adopted the provisions of ASU 2016-09, electing to account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. The actual forfeiture rate for the years ended December 31, 2018 and 2017 were 0.6% and 0.7%, respectively. The application of estimated forfeitures did not materially impact compensation expense for the year ended December 31, 2016.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 668,329 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one month. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 12,955, 11,528 and 11,348 shares and recognized compensation expense of $436,000, $418,000 and $289,000 under the ESPP for the years ended December 31, 2018, 2017 and 2016, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $3,572,000, $4,147,000 and $5,599,000 in the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the Company had outstanding receivables associated with its property and construction management role of $2,519,000 and $2,449,000 as of December 31, 2018 and 2017, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $140,000 and (ii) a cash payment of $90,000, payable in equal quarterly installments of $22,500. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the Lead Independent Director receives in the aggregate an additional annual fee of $30,000 payable in equal quarterly installments of $7,500, non-employee directors serving as the chairperson of the Audit or Compensation Committees receive additional cash compensation of $20,000 per year payable in equal quarterly installments of $5,000, and the Nominating and Corporate Governance and Investment and Finance Committee chairpersons receive an additional annual fee of $15,000 payable in equal quarterly installments of $3,750.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $1,624,000, $1,524,000 and $1,216,000 for the years ended December 31, 2018, 2017 and 2016, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $571,000, $525,000 and $531,000 on December 31, 2018, 2017 and 2016, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

Currently, the Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Company recognized a gain of $753,000 for hedge ineffectiveness for the year ended December 31, 2017, included as a component of interest expense, net on the accompanying Consolidated Statements of Comprehensive Income. Hedge ineffectiveness did not have a material impact on earnings of the Company for any prior period.

The following table summarizes the consolidated derivative positions at December 31, 2018 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$588,383	$34,155	$250,000
Weighted average interest rate (1)	3.3%	4.5%	N/A
Weighted average swapped/capped interest rate	6.6%	5.9%	3.0%
Earliest maturity date	April 2020	April 2019	September 2019
Latest maturity date	September 2022	April 2019	September 2019
_________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

In 2018, the Company entered into $250,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2019. During 2018, the Company settled $300,000,000 of forward interest rate swap agreements entered into in 2017, receiving a payment of $12,598,000. The Company has deferred the effective portion of the fair value change of these swaps, in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the 10 year period of interest payments hedged.

As of December 31, 2018, the Company had $250,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had four derivatives designated as cash flow hedges and 10 derivatives not designated as hedges at December 31, 2018. Fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2018 and 2017, were not material. During 2018, the Company deferred $5,132,000 of gains for cash flow hedges reported as a component of other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the year ended
	12/31/18	12/31/17	12/31/16
Cash flow hedge losses reclassified to earnings	$6,143	$7,070	$6,433

The Company anticipates reclassifying approximately $5,752,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2018 and 2017.

Redeemable Noncontrolling Interests

The Company provided redemption options (the “Puts”) that allow joint venture partners of the Company to require the Company to purchase their interests in the investment at a guaranteed minimum amount related to two consolidated ventures. The Puts are payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, applying a guaranteed rate of return to the joint venture partners' net capital contribution balances as of period end. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2018
Non Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Liabilities	(6,366)	—	(6,366)	—
Puts	(465)	—	—	(465)
DownREIT units	(1,305)	(1,305)	—	—
Indebtedness
Unsecured notes	(5,566,179)	(5,566,179)	—	—
Secured notes payable and unsecured term loans	(1,207,974)	—	(1,207,974)	—
Total	$(6,782,287)	$(5,567,484)	$(1,214,338)	$(465)

	12/31/2017
Non Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Assets	2,270	—	2,270	—
Interest Rate Swaps - Liabilities	(1,171)	—	(1,171)	—
Puts	(3,245)	—	—	(3,245)
DownREIT units	(1,338)	(1,338)	—	—
Indebtedness
Unsecured notes	(5,446,604)	(5,446,604)	—	—
Secured notes payable and unsecured term loans	(1,849,851)	—	(1,849,851)	—
Total	$(7,299,937)	$(5,447,942)	$(1,848,750)	$(3,245)

12. Quarterly Financial Information

The following summary represents the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	For the three months ended (1)
	3/31/18	6/30/18	9/30/18	12/31/18
Total revenue	$560,792	$569,239	$575,982	$578,522
Net income	$141,590	$254,543	$192,407	$385,636
Net income attributable to common stockholders	$141,643	$254,662	$192,486	$385,734
Net income per common share - basic	$1.03	$1.84	$1.39	$2.79
Net income per common share - diluted	$1.03	$1.84	$1.39	$2.79

	For the three months ended (1)
	3/31/17	6/30/17	9/30/17	12/31/17
Total revenue	$522,326	$530,512	$550,500	$555,292
Net income	$235,781	$165,194	$238,199	$237,486
Net income attributable to common stockholders	$235,875	$165,225	$238,248	$237,573
Net income per common share - basic	$1.72	$1.20	$1.73	$1.72
Net income per common share - diluted	$1.72	$1.20	$1.72	$1.72
_________________________________

(1)	Amounts may not equal full year results due to rounding.

13. Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2019, the Company sold Oakwood Arlington, a wholly-owned operating community, located in Arlington, VA. Oakwood Arlington contains 184 apartment homes, was sold for $70,000,000 and was classified as held for sale as of December 31, 2018.

In February 2019, the Company entered into an agreement to sell an operating community containing 474 apartment homes and net real estate of $76,573,000 as of December 31, 2018, resulting in the community qualifying as held for sale subsequent to December 31, 2018. The Company expects to complete the sale in the first quarter of 2019.

As of February 22, 2019, the Company has $106,000,000 outstanding under the Credit Facility.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$10,758	$2,124	$23,325	$25,449	$14,980	$10,469	$10,704	$—	1994
Avalon Oaks	Wilmington, MA	204	2,129	17,567	6,197	2,129	23,764	25,893	14,742	11,151	11,429	—	1999
Eaves Quincy	Quincy, MA	245	1,743	14,662	10,450	1,743	25,112	26,855	15,381	11,474	12,133	—	1986/1995
Avalon Oaks West	Wilmington, MA	120	3,318	13,465	1,652	3,318	15,117	18,435	8,634	9,801	9,953	—	2002
Avalon Orchards	Marlborough, MA	156	2,983	17,970	2,855	2,983	20,825	23,808	12,331	11,477	12,192	—	2002
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	1,375	6,876	31,776	38,652	12,327	26,325	26,843	—	2004
Eaves Peabody	Peabody, MA	286	4,645	18,919	14,022	4,645	32,941	37,586	14,522	23,064	23,794	—	1962/2004
Avalon at Bedford Center (1)	Bedford, MA	139	4,258	20,551	2,681	4,258	23,232	27,490	9,781	17,709	17,343	—	2006
Avalon at Lexington Hills (1)	Lexington, MA	387	8,691	79,121	7,759	8,691	86,880	95,571	31,789	63,782	63,555	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	4,416	13,124	53,111	66,235	19,390	46,845	47,864	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	3,887	12,218	45,543	57,761	15,678	42,083	42,404	—	2009
Avalon Sharon	Sharon, MA	156	4,719	25,478	1,432	4,719	26,910	31,629	9,697	21,932	22,330	—	2008
Avalon Northborough	Northborough, MA	382	8,144	52,184	2,590	8,144	54,774	62,918	16,932	45,986	47,120	—	2009
Avalon Cohasset	Cohasset, MA	220	8,802	46,166	621	8,802	46,787	55,589	11,576	44,013	45,337	—	2012
Avalon Exeter (2)	Boston, MA	187	16,313	110,028	291	16,313	110,319	126,632	17,615	109,017	112,883	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	75	15,645	64,920	80,565	12,778	67,787	70,094	47,637	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,454	143	8,599	52,597	61,196	8,685	52,511	54,339	—	2015
AVA Somerville	Somerville, MA	250	10,945	56,460	71	10,945	56,531	67,476	8,280	59,196	61,219	—	2015
Eaves Burlington	Burlington, MA	203	7,714	32,499	6,879	7,714	39,378	47,092	8,096	38,996	40,187	—	1988/2012
AVA Theater District	Boston, MA	398	17,072	163,633	131	17,072	163,764	180,836	19,204	161,632	167,191	—	2015
Avalon Burlington	Burlington, MA	312	15,600	60,649	16,664	15,600	77,313	92,913	16,123	76,790	79,079	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	60,397	276	15,367	60,673	76,040	7,574	68,466	70,372	—	2015
Avalon Framingham	Framingham, MA	180	9,315	34,631	13	9,315	34,644	43,959	3,993	39,966	41,216	—	2015
Avalon Bear Hill	Waltham, MA	324	27,350	94,168	29,108	27,350	123,276	150,626	28,323	122,303	126,559	—	1999/2013
Avalon at Center Place (2)	Providence, RI	225	—	26,816	15,562	—	42,378	42,378	26,239	16,139	15,745	—	1991/1997
Total Boston, MA		6,331	$227,694	$1,195,982	$139,908	$227,694	$1,335,890	$1,563,584	$364,670	$1,198,914	$1,231,885	$92,637

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Fairfield, CT
Eaves Stamford	Stamford, CT	238	$5,956	$23,993	$13,773	$5,956	$37,766	$43,722	$25,666	$18,056	$18,851	$—	1991
Avalon Wilton on River Rd	Wilton, CT	102	2,116	14,664	7,093	2,116	21,757	23,873	12,949	10,924	11,125	—	1997
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	2,279	4,834	25,269	30,103	14,227	15,876	16,795	—	2002
AVA Stamford	Stamford, CT	306	13,819	56,499	6,492	13,819	62,991	76,810	35,439	41,371	43,505	—	2002/2002
Avalon Darien	Darien, CT	189	6,926	34,558	3,219	6,926	37,777	44,703	19,616	25,087	26,129	—	2004
Avalon Norwalk	Norwalk, CT	311	11,320	62,904	1,123	11,320	64,027	75,347	18,397	56,950	58,924	—	2011
Avalon Wilton on Danbury Rd	Wilton, CT	100	6,604	23,758	178	6,604	23,936	30,540	6,415	24,125	24,939	—	2011
Avalon Shelton	Shelton, CT	250	7,749	40,366	269	7,749	40,635	48,384	8,210	40,174	41,404	—	2013
Avalon East Norwalk	Norwalk, CT	240	10,395	36,451	269	10,395	36,720	47,115	7,067	40,048	41,089	—	2013
Avalon Stratford	Stratford, CT	130	2,564	27,232	181	2,564	27,413	29,977	4,269	25,708	26,480	—	2014
Total Fairfield, CT		1,970	$72,283	$343,415	$34,876	$72,283	$378,291	$450,574	$152,255	$298,319	$309,241	$—

TOTAL NEW ENGLAND		8,301	$299,977	$1,539,397	$174,784	$299,977	$1,714,181	$2,014,158	$516,925	$1,497,233	$1,541,126	$92,637

METRO NY/NJ
New York City, NY
Avalon Riverview (2)	Long Island City, NY	372	$—	$94,061	$10,407	$—	$104,468	$104,468	$58,171	$46,297	$51,418	$—	2002
Avalon Riverview North (1)(2)	Long Island City, NY	602	—	165,954	15,108	—	181,062	181,062	66,109	114,953	120,377	—	2008
Avalon Fort Greene	Brooklyn, NY	631	83,038	216,802	2,953	83,038	219,755	302,793	65,367	237,426	243,951	—	2010
AVA DoBro	Brooklyn, NY	500	77,419	205,104	41	77,419	205,145	282,564	18,119	264,445	270,657	—	2017
Avalon Clinton North (1)	New York, NY	339	84,069	105,821	12,182	84,069	118,003	202,072	27,362	174,710	178,007	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	6,802	71,421	96,653	168,074	23,369	144,705	147,364	121,500	2007/2013
Total New York City, NY		2,732	$315,947	$877,593	$47,493	$315,947	$925,086	$1,241,033	$258,497	$982,536	$1,011,774	$268,500

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$28,286	$6,790	$4,679	$35,076	$39,755	$23,830	$15,925	$16,719	$—	1997
Avalon Green I	Elmsford, NY	105	1,820	10,525	7,669	1,820	18,194	20,014	10,505	9,509	9,997	—	1995
Avalon Bronxville	Bronxville, NY	110	2,889	28,324	8,778	2,889	37,102	39,991	21,121	18,870	20,102	—	1999
Avalon at Glen Cove (2)	Glen Cove, NY	256	7,871	59,969	4,941	7,871	64,910	72,781	31,407	41,374	43,275	—	2004
Avalon Glen Cove North (2)	Glen Cove, NY	111	2,577	37,336	747	2,577	38,083	40,660	15,195	25,465	26,569	—	2007
Avalon White Plains	White Plains, NY	407	15,391	137,353	1,328	15,391	138,681	154,072	46,177	107,895	112,241	—	2009

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Rockville Centre I	Rockville Centre, NY	349	$32,212	$78,806	$2,804	$32,212	$81,610	$113,822	$21,224	$92,598	$94,747	$—	2012
Avalon Green II	Elmsford, NY	444	27,765	77,560	544	27,765	78,104	105,869	18,551	87,318	89,834	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,326	640	18,205	49,966	68,171	11,302	56,869	58,511	—	2013
Avalon Ossining	Ossining, NY	168	6,392	30,313	47	6,392	30,360	36,752	5,185	31,567	32,627	—	2014
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,440	163	21,899	58,603	80,502	9,212	71,290	73,131	—	2014
Avalon Green III	Elmsford, NY	68	4,985	17,300	7	4,985	17,307	22,292	1,860	20,432	21,037	—	2016
Avalon Westbury	Westbury, NY	396	69,620	43,781	11,794	69,620	55,575	125,195	17,813	107,382	109,056	77,295	2006/2013
Total New York - Suburban		3,233	$216,305	$657,319	$46,252	$216,305	$703,571	$919,876	$233,382	$686,494	$707,846	$77,295

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$24,942	$8,760	$107,364	$116,124	$68,718	$47,406	$49,264	$—	1997
Eaves Lawrenceville	Lawrenceville, NJ	632	14,650	60,486	12,367	14,650	72,853	87,503	35,005	52,498	54,936	—	1994
Avalon Princeton Junction	West Windsor, NJ	512	5,585	22,382	22,325	5,585	44,707	50,292	27,542	22,750	23,632	—	1988/1993
Avalon Tinton Falls	Tinton Falls, NJ	216	7,939	33,170	621	7,939	33,791	41,730	12,389	29,341	30,404	—	2008
Avalon West Long Branch	West Long Branch, NJ	180	2,721	22,925	346	2,721	23,271	25,992	6,832	19,160	19,728	—	2011
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,021	8,984	32,015	40,999	7,721	33,278	34,432	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,635	1,474	14,682	43,109	57,791	10,010	47,781	49,053	—	2012
Avalon Hackensack at Riverside (2)	Hackensack, NJ	226	—	44,619	168	—	44,787	44,787	8,781	36,006	37,607	—	2013
Avalon Somerset	Somerset, NJ	384	18,241	58,338	282	18,241	58,620	76,861	11,998	64,863	66,988	—	2013
Avalon Bloomfield Station	Bloomfield, NJ	224	10,701	39,936	10	10,701	39,946	50,647	4,969	45,678	47,034	—	2015
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,863	13	6,502	16,876	23,378	3,499	19,879	20,502	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	72	3,006	27,873	30,879	5,143	25,736	26,759	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	92	2,273	48,701	50,974	6,920	44,054	45,813	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	27	11,288	34,895	46,183	4,507	41,676	42,956	—	2015
Avalon Union	Union, NJ	202	11,695	36,317	—	11,695	36,317	48,012	3,718	44,294	45,458	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	90,475	5,360	37,237	95,835	133,072	14,867	118,205	121,394	67,904	2008/2016
Total New Jersey		4,424	$164,264	$691,840	$69,120	$164,264	$760,960	$925,224	$232,619	$692,605	$715,960	$67,904

TOTAL METRO NY/NJ		10,389	$696,516	$2,226,752	$162,865	$696,516	$2,389,617	$3,086,133	$724,498	$2,361,635	$2,435,580	$413,699

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$16,044	$6,848	$43,658	$50,506	$31,365	$19,141	$20,479	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	2,630	8,800	42,288	51,088	22,557	28,531	29,620	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	178	7,425	25,460	32,885	5,715	27,170	28,034	—	2013
Avalon The Albemarle	Washington, D.C.	234	25,140	52,459	7,747	25,140	60,206	85,346	15,098	70,248	71,417	—	1966/2013
Eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,462	16,430	25,364	41,794	6,617	35,177	35,949	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	4,592	38,140	39,944	78,084	11,358	66,726	67,687	—	1961/2013
Eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,507	9,580	29,039	38,619	7,679	30,940	31,945	—	1953/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	3,697	43,700	157,647	201,347	34,095	167,252	172,291	—	2012/2013
Eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	3,188	4,047	21,741	25,788	15,260	10,528	11,116	—	1996
Eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	12,476	8,802	48,012	56,814	22,591	34,223	35,522	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	3,160	29,159	56,153	85,312	29,107	56,205	57,751	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	4,520	14,365	59,918	74,283	30,282	44,001	46,001	—	2004
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	4,857	2,323	14,154	16,477	9,548	6,929	7,005	—	1987/1996
Avalon Fairway Hills - Woods	Columbia, MD	336	3,958	15,839	7,562	3,958	23,401	27,359	16,045	11,314	11,934	—	1987/1996
Avalon Russett	Laurel, MD	238	10,200	47,524	3,447	10,200	50,971	61,171	12,939	48,232	49,907	32,200	1999/2013
Eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	9,700	6,096	34,100	40,196	22,540	17,656	18,135	—	1989/1996
AVA Ballston	Arlington, VA	344	7,291	29,177	16,442	7,291	45,619	52,910	30,758	22,152	23,626	—	1990
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	13,076	13,851	56,473	70,324	34,843	35,481	37,210	—	1996
Avalon Park Crest	Tysons Corner, VA	354	13,554	63,526	388	13,554	63,914	77,468	14,319	63,149	65,422	—	2013
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	161	33,490	75,962	109,452	13,273	96,179	98,831	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	81,982	2,815	24,225	84,797	109,022	11,895	97,127	100,351	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	95,355	5,459	22,573	100,814	123,387	12,258	111,129	113,565	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	82,427	2,561	18,830	84,988	103,818	9,297	94,521	97,692	67,085	2009/2016
Eaves Tysons Corner	Vienna, VA	217	16,030	45,420	3,015	16,030	48,435	64,465	13,076	51,389	53,277	—	1980/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	10,397	56,550	188,429	244,979	44,417	200,562	206,976	—	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,076	141	21,600	59,217	80,817	9,926	70,891	72,913	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	7,079	26,710	90,163	116,873	23,691	93,182	95,979	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	27	39,544	66,187	105,731	8,357	97,374	99,805	—	2016
TOTAL MID-ATLANTIC		9,274	$529,261	$1,546,726	$150,328	$529,261	$1,697,054	$2,226,315	$518,906	$1,707,409	$1,760,440	$99,285

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place	Redmond, WA	222	$4,558	$18,368	$10,603	$4,558	$28,971	$33,529	$18,625	$14,904	$15,860	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	264	6,786	27,641	5,194	6,786	32,835	39,621	22,464	17,157	18,123	—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	2,268	6,664	26,387	33,051	16,340	16,711	17,601	—	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	3,246	4,777	23,011	27,788	14,446	13,342	14,049	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	3,479	3,789	18,618	22,407	11,441	10,966	11,496	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	1,276	5,644	14,009	19,653	8,502	11,151	11,690	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	1,751	12,697	79,201	91,898	29,264	62,634	65,026	—	2008
Avalon Towers Bellevue (2)	Bellevue, WA	397	—	123,029	1,545	—	124,574	124,574	36,511	88,063	92,031	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	459	12,081	42,077	54,158	10,633	43,525	45,070	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	1,040	16,460	47,966	64,426	10,195	54,231	56,053	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	14	12,294	55,641	67,935	8,595	59,340	61,367	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	60,005	685	20,613	60,690	81,303	6,513	74,790	76,433	—	2016
Avalon Alderwood II	Redmond, WA	124	5,072	21,363	13	5,072	21,376	26,448	1,859	24,589	25,337	—	2016
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	3,769	10,250	30,611	40,861	8,333	32,528	33,555	—	1987/2013
TOTAL PACIFIC NORTHWEST		3,256	$121,685	$570,625	$35,342	$121,685	$605,967	$727,652	$203,721	$523,931	$543,691	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$13,895	$11,830	$61,723	$73,553	$37,549	$36,004	$37,851	$38,800	1995
Eaves San Jose	San Jose, CA	440	12,920	53,047	19,019	12,920	72,066	84,986	38,598	46,388	48,753	—	1985/1996
Avalon Silicon Valley (1)	Sunnyvale, CA	710	20,713	99,573	35,004	20,713	134,577	155,290	76,386	78,904	83,672	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	10,543	9,755	49,936	59,691	32,132	27,559	29,011	—	1986
Eaves Creekside	Mountain View, CA	296	6,546	26,263	21,325	6,546	47,588	54,134	27,454	26,680	28,327	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	2,335	4,765	49,935	54,700	27,889	26,811	28,301	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,534	152	13,837	64,686	78,523	11,143	67,380	69,664	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	5,002	46,060	86,959	133,019	23,357	109,662	112,837	—	2002/2013
Eaves West Valley	San Jose, CA	873	90,890	132,040	11,344	90,890	143,384	234,274	36,797	197,477	202,028	—	1970/2013
Eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	5,922	64,070	74,940	139,010	20,711	118,299	120,748	—	1969/2013
Total San Jose, CA		4,197	$281,386	$661,253	$124,541	$281,386	$785,794	$1,067,180	$332,016	$735,164	$761,192	$38,800

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	308	$10,746	$43,399	$7,458	$10,746	$50,857	$61,603	$35,349	$26,254	$27,278	$—	1992/1994
Eaves Dublin	Dublin, CA	204	5,276	19,642	12,373	5,276	32,015	37,291	18,960	18,331	19,470	—	1989/1997
Eaves Pleasanton	Pleasanton, CA	456	11,610	46,552	22,038	11,610	68,590	80,200	42,327	37,873	39,771	—	1988/1994
Eaves Union City	Union City, CA	208	4,249	16,820	3,603	4,249	20,423	24,672	14,433	10,239	10,722	—	1973/1996
Avalon Union City	Union City, CA	439	14,732	104,024	1,866	14,732	105,890	120,622	34,257	86,365	89,091	—	2009
Avalon Walnut Creek (2)	Walnut Creek, CA	422	—	148,468	4,255	—	152,723	152,723	44,298	108,425	112,601	3,699	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	450	7,772	72,592	80,364	12,253	68,111	70,863	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	(206)	7,762	76,381	84,143	7,497	76,646	79,551	—	2016
Eaves Walnut Creek (1)	Walnut Creek, CA	510	30,320	82,375	17,008	30,320	99,383	129,703	23,049	106,654	110,229	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	19,850	5,307	9,860	25,157	35,017	5,781	29,236	30,176	—	2000/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,615	51	4,500	28,666	33,166	4,543	28,623	29,599	—	2014
Total Oakland - East Bay, CA		3,252	$106,827	$658,474	$74,203	$106,827	$732,677	$839,504	$242,747	$596,757	$619,351	$3,699

San Francisco, CA
Eaves Daly City	Daly City, CA	195	$4,230	$9,659	$20,613	$4,230	$30,272	$34,502	$18,784	$15,718	$16,043	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	7,904	5,403	29,471	34,874	18,180	16,694	17,464	20,800	1990/1995
Eaves San Rafael	San Rafael, CA	254	5,982	16,885	25,261	5,982	42,146	48,128	23,656	24,472	25,395	—	1973/1996
Eaves Foster City	Foster City, CA	288	7,852	31,445	12,532	7,852	43,977	51,829	27,209	24,620	25,304	—	1973/1994
Eaves Pacifica	Pacifica, CA	220	6,125	24,796	3,721	6,125	28,517	34,642	19,697	14,945	15,390	17,600	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	16,264	3,561	37,585	41,146	21,165	19,981	21,194	—	1961/1996
Eaves Diamond Heights	San Francisco, CA	154	4,726	19,130	6,445	4,726	25,575	30,301	16,244	14,057	14,655	—	1972/1994
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	6,484	14,029	84,936	98,965	44,762	54,203	54,325	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	603	28,687	119,759	148,446	38,977	109,469	113,287	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	1,972	5,544	52,878	58,422	12,527	45,895	47,746	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,285	20,267	98,606	118,873	16,867	102,006	105,711	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	—	12,595	81,228	93,823	10,793	83,030	85,972	—	2015
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	5,946	40,780	74,630	115,410	18,038	97,372	99,104	64,450	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	1,972	23,787	46,906	70,693	10,782	59,911	61,422	28,999	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	3,117	33,303	66,027	99,330	15,217	84,113	86,285	52,090	2010/2013
Total San Francisco, CA		3,349	$216,871	$748,394	$114,119	$216,871	$862,513	$1,079,384	$312,898	$766,486	$789,297	$183,939

TOTAL NORTHERN CALIFORNIA		10,798	$605,084	$2,068,121	$312,863	$605,084	$2,380,984	$2,986,068	$887,661	$2,098,407	$2,169,840	$226,438

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	748	$22,483	$28,104	$49,269	$22,483	$77,373	$99,856	$43,470	$56,386	$58,391	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,372	49,923	23,828	90,295	114,123	48,604	65,519	68,144	—	1989/1997
Eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	10,275	7,045	23,261	30,306	16,667	13,639	13,785	—	1979/1998
Avalon Glendale (2)	Glendale, CA	223	—	42,564	2,244	—	44,808	44,808	23,395	21,413	22,931	—	2003
Avalon Burbank	Burbank, CA	400	14,053	56,827	25,101	14,053	81,928	95,981	40,332	55,649	58,046	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	1,232	8,446	41,522	49,968	17,877	32,091	33,255	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	1,467	5,459	42,649	48,108	17,219	30,889	32,285	—	2007
Avalon Encino	Encino, CA	131	12,789	49,073	1,309	12,789	50,382	63,171	17,728	45,443	46,987	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	892	7,920	45,737	53,657	16,667	36,990	38,245	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	94,076	1,594	14,734	95,670	110,404	14,164	96,240	98,607	—	2015
Eaves Phillips Ranch	Pomona, CA	501	9,796	41,740	2,950	9,796	44,690	54,486	12,077	42,409	43,186	—	1989/2011
Eaves San Dimas	San Dimas, CA	102	1,916	7,819	1,458	1,916	9,277	11,193	2,621	8,572	8,922	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	812	2,953	13,240	16,193	3,683	12,510	12,972	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	5,552	8,400	17,099	25,499	3,849	21,650	22,255	—	1973/2012
Eaves Cerritos	Artesia, CA	151	8,305	21,195	1,526	8,305	22,721	31,026	5,203	25,823	26,583	—	1973/2012
Avalon Playa Vista (1)	Los Angeles, CA	309	30,900	72,008	3,102	30,900	75,110	106,010	17,059	88,951	91,108	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,727	—	9,141	30,727	39,868	4,894	34,974	36,090	—	2014
Avalon Glendora	Glendora, CA	280	18,311	64,759	242	18,311	65,001	83,312	7,380	75,932	78,196	—	2016
Avalon Mission Oaks	Camarillo, CA	160	9,600	37,602	1,296	9,600	38,898	48,498	7,097	41,401	42,849	—	2014
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	5,228	42,020	78,589	120,609	20,230	100,379	102,927	—	2007/2013
Avalon Calabasas (1)	Calabasas, CA	600	42,720	107,642	11,255	42,720	118,897	161,617	33,023	128,594	132,313	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	6,295	43,540	86,269	129,809	25,105	104,704	108,080	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	13,278	32,000	74,048	106,048	16,408	89,640	92,185	—	2007/2013
Avalon Del Mar Station	Pasadena, CA	347	20,560	106,556	4,105	20,560	110,661	131,221	24,486	106,735	110,130	—	2006/2013
Eaves Thousand Oaks	Thousand Oaks, CA	154	13,950	20,211	2,772	13,950	22,983	36,933	7,194	29,739	30,549	—	1992/2013
Eaves Woodland Hills	Woodland Hills, CA	883	68,940	90,549	11,831	68,940	102,380	171,320	29,786	141,534	145,339	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	2,524	12,810	25,105	37,915	7,184	30,731	31,559	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,698	10,240	38,256	48,496	8,646	39,850	41,204	—	2004/2013
Total Los Angeles, CA		8,374	$502,859	$1,343,346	$224,230	$502,859	$1,567,576	$2,070,435	$492,048	$1,578,387	$1,627,123	$111,500

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$9,904	$1,975	$13,718	$15,693	$7,499	$8,194	$8,634	$—	1956/1996
Eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	3,654	2,517	12,911	15,428	9,178	6,250	6,694	7,635	1984/1996
Eaves South Coast	Costa Mesa, CA	258	4,709	16,063	13,646	4,709	29,709	34,418	17,892	16,526	17,331	—	1973/1996
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	4,607	16,911	11,237	4,607	28,148	32,755	16,900	15,855	16,586	—	1990/1997
Eaves Huntington Beach (1)	Huntington Beach, CA	304	4,871	19,745	11,058	4,871	30,803	35,674	21,048	14,626	14,971	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,520	1,522	9,911	69,042	78,953	21,983	56,970	58,578	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,905	59	4,358	40,964	45,322	8,711	36,611	38,053	—	2013
Eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	3,571	5,199	24,705	29,904	6,502	23,402	23,967	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,410	27	31,689	98,437	130,126	13,019	117,107	120,694	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	20	11,607	43,993	55,600	4,445	51,155	52,742	—	2016
Total Orange County, CA		2,443	$81,443	$337,732	$54,698	$81,443	$392,430	$473,873	$127,177	$346,696	$358,250	$7,635

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$40,991	$9,922	$81,571	$91,493	$44,039	$47,454	$50,243	$—	1969/1997
Eaves Mission Ridge	San Diego, CA	200	2,710	10,924	12,460	2,710	23,384	26,094	15,529	10,565	11,125	—	1960/1997
AVA Cortez Hill (2)	San Diego, CA	299	2,768	20,134	23,989	2,768	44,123	46,891	25,017	21,874	23,010	—	1973/1998
Eaves San Marcos	San Marcos, CA	184	3,277	13,385	4,548	3,277	17,933	21,210	4,298	16,912	17,578	—	1988/2011
Eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	4,420	6,692	31,563	38,255	8,230	30,025	30,117	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	94	12,689	43,422	56,111	5,762	50,349	51,891	—	2015
Eaves La Mesa (1)	La Mesa, CA	168	9,490	28,482	2,778	9,490	31,260	40,750	8,602	32,148	32,745	—	1989/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	27,694	12,050	16,760	39,744	56,504	9,645	46,859	48,538	—	1987/2013
Total San Diego, CA		2,066	$64,308	$211,670	$101,330	$64,308	$313,000	$377,308	$121,122	$256,186	$265,247	$—

TOTAL SOUTHERN CALIFORNIA		12,883	$648,610	$1,892,748	$380,258	$648,610	$2,273,006	$2,921,616	$740,347	$2,181,269	$2,250,620	$119,135

TOTAL ESTABLISHED COMMUNITIES		54,901	$2,901,133	$9,844,369	$1,216,440	$2,901,133	$11,060,809	$13,961,942	$3,592,058	$10,369,884	$10,701,297	$951,194

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Avalon on the Alameda	San Jose, CA	305	$6,119	$50,225	$12,448	$6,119	$62,673	$68,792	$36,163	$32,629	$32,735	$—	1999
Eaves Fremont	Fremont, CA	235	6,581	26,583	10,335	6,581	36,918	43,499	23,867	19,632	20,423	—	1985/1994
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	14,536	9,560	70,672	80,232	34,118	46,114	48,600	—	2002
Avalon West Hollywood	West Hollywood, CA	294	35,210	116,574	1,026	35,210	117,600	152,810	6,448	146,362	148,875	—	2017
Avalon Chino Hills	Chino Hills, CA	331	16,615	82,333	—	16,615	82,333	98,948	5,037	93,911	96,241	—	2017
AVA North Hollywood	North Hollywood, CA	156	18,408	52,280	1,809	18,408	54,089	72,497	5,881	66,616	68,627	—	2015/2016
AVA Studio City II	Studio City, CA	101	4,626	22,954	7,273	4,626	30,227	34,853	6,353	28,500	27,907	—	1991/2013
Eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	7,106	9,110	22,477	31,587	5,025	26,562	27,174	—	1972/2013
Eaves Los Feliz	Los Angeles, CA	263	18,940	43,661	9,294	18,940	52,955	71,895	12,323	59,572	56,612	41,400	1989/2013
AVA Toluca Hills	Los Angeles, CA	1,151	86,450	161,256	81,446	86,450	242,702	329,152	47,292	281,860	245,858	—	1973/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	57,041	12,555	27,190	69,596	96,786	16,120	80,666	76,723	—	1989/2013
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	447	13,055	106,428	119,483	8,901	110,582	114,001	—	2017
AVA Studio City I	Studio City, CA	450	17,658	90,715	33,787	17,658	124,502	142,160	25,235	116,925	120,511	—	1987/2013
The Lodge Denver West	Lakewood, CO	252	8,047	67,364	1,748	8,047	69,112	77,159	5,347	71,812	74,951	—	2016/2017
The Meadows	Castle Rock, CO	240	8,527	61,442	3,337	8,527	64,779	73,306	634	72,672	N/A	—	2018/2018
Ironwood at Red Rocks	Littleton, CO	256	4,461	69,717	1,373	4,461	71,090	75,551	988	74,563	N/A	—	2018/2018
850 Boca	Boca Raton, FL	370	21,430	114,085	3,536	21,430	117,621	139,051	8,119	130,932	138,399	—	2017/2017
The Alexander Apartments & Lofts	West Palm Beach, FL	290	9,597	90,950	2,707	9,597	93,657	103,254	1,867	101,387	N/A	—	2018/2018
Avalon at Newton Highlands	Newton, MA	294	11,039	45,547	16,263	11,039	61,810	72,849	27,821	45,028	36,413	—	2003
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,911	11,875	14,572	57,786	72,358	21,777	50,581	51,450	37,561	2007
AVA Back Bay	Boston, MA	271	9,034	36,540	48,602	9,034	85,142	94,176	36,970	57,206	58,863	—	1968/1998
Avalon Quincy	Quincy, MA	395	14,685	78,548	14	14,685	78,562	93,247	5,855	87,392	89,853	—	2017
Avalon Hunt Valley	Hunt Valley, MD	332	10,855	62,933	—	10,855	62,933	73,788	4,496	69,292	71,294	—	2017
Avalon Laurel	Laurel, MD	344	10,130	61,685	35	10,130	61,720	71,850	5,218	66,632	69,006	—	2017
Avalon Arundel Crossing	Linthicum Heights, MD	310	12,208	69,381	2,546	12,208	71,927	84,135	2,099	82,036	N/A	—	2018/2018
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	9,461	5,982	33,850	39,832	16,782	23,050	24,202	—	2002
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	15,658	6,647	50,564	57,211	24,531	32,680	26,168	—	2001
Avalon Princeton	Princeton, NJ	280	26,460	68,070	635	26,460	68,705	95,165	5,009	90,156	92,574	—	2017
Avalon at Edgewater II	Edgewater, NJ	240	8,605	58,479	—	8,605	58,479	67,084	991	66,093	37,302	—	2018
Avalon Towers	Long Beach, NY	109	3,118	11,973	26,217	3,118	38,190	41,308	17,722	23,586	23,265	—	1990/1995
Avalon Mamaroneck	Mamaroneck, NY	229	6,207	40,791	14,752	6,207	55,543	61,750	28,518	33,232	29,584	—	2000

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Willoughby Square	Brooklyn, NY	326	$50,477	$133,728	$20	$50,477	$133,748	$184,225	$11,810	$172,415	$176,466	$—	2017
Avalon Great Neck	Great Neck, NY	191	14,777	65,640	16	14,777	65,656	80,433	3,680	76,753	78,304	—	2017
Avalon Midtown West	New York, NY	550	154,730	180,253	38,625	154,730	218,878	373,608	48,129	325,479	316,821	100,500	1998/2013
Archstone Lexington	Flower Mound, TX	222	4,540	25,946	2,241	4,540	28,187	32,727	8,041	24,686	25,676	21,700	2000/2013
Archstone Toscano	Houston, TX	474	15,607	74,541	5	15,607	74,546	90,153	13,580	76,573	77,452	—	2014
Memorial Heights Villages	Houston, TX	318	9,607	52,753	—	9,607	52,753	62,360	12,358	50,002	47,539	—	2014
Eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,599	2,152	14,506	16,658	8,673	7,985	8,358	—	1988/1997
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	31,874	22,041	122,170	144,211	58,365	85,846	89,833	—	2001
Avalon Dunn Loring	Vienna, VA	440	29,377	114,072	9,427	29,377	123,499	152,876	11,758	141,118	147,481	—	2012/2017
Oakwood Arlington	Arlington, VA	184	18,850	38,545	4,945	18,850	43,490	62,340	10,199	52,141	51,839	—	1987/2013
Avalon Esterra Park	Redmond, WA	482	22,668	113,299	610	22,668	113,909	136,577	9,170	127,407	130,451	—	2017
Avalon Newcastle Commons I	Newcastle, WA	378	9,623	110,963	287	9,623	111,250	120,873	5,898	114,975	117,186	—	2017
TOTAL OTHER STABILIZED		13,733	$815,575	$2,932,764	$444,470	$815,575	$3,377,234	$4,192,809	$649,168	$3,543,641	$3,175,017	$201,161

LEASE-UP
Avalon Dogpatch	San Francisco, CA	326	$23,519	$179,121	$171	$23,519	$179,292	$202,811	$6,400	$196,411	$182,566	$—	2018
AVA NoMa	Washington, D.C.	438	25,246	114,324	603	25,246	114,927	140,173	7,145	133,028	135,867	—	2018
Avalon North Station	Boston, MA	503	22,791	246,871	679	22,791	247,550	270,341	14,703	255,638	262,410	—	2017
Avalon Easton	Easton, MA	290	3,155	60,599	—	3,155	60,599	63,754	3,269	60,485	61,556	—	2017
AVA Wheaton	Wheaton, MD	319	6,494	68,712	—	6,494	68,712	75,206	3,076	72,130	70,188	—	2018
Avalon Maplewood	Maplewood, NJ	235	15,179	49,322	—	15,179	49,322	64,501	1,893	62,608	61,202	—	2018
Avalon Brooklyn Bay	Brooklyn, NY	180	18,264	74,582	250	18,264	74,832	93,096	4,189	88,907	89,743	—	2018
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,963	—	7,534	50,963	58,497	2,383	56,114	56,382	—	2017
Avalon Somers	Somers, NY	152	5,594	40,310	—	5,594	40,310	45,904	1,946	43,958	41,784	—	2018
TOTAL LEASE-UP		2,608	$127,776	$884,804	$1,703	$127,776	$886,507	$1,014,283	$45,004	$969,279	$961,698	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
REDEVELOPMENT
Avalon Studio City	Studio City, CA	276	$15,756	$78,178	$11,884	$15,756	$90,062	$105,818	$20,132	$85,686	$82,573	$—	2002/2013
Eaves Seal Beach	Seal Beach, CA	549	46,790	99,999	20,009	46,790	120,008	166,798	26,730	140,068	129,515	—	1971/2013
AVA Van Ness	Washington, D.C.	269	22,890	58,691	17,623	22,890	76,314	99,204	16,108	83,096	77,168	—	1978/2013
Avalon Prudential Center II	Boston, MA	266	8,776	35,496	59,168	8,776	94,664	103,440	35,845	67,595	64,388	—	1968/1998
Avalon Prudential Center I	Boston, MA	243	8,002	32,370	47,717	8,002	80,087	88,089	31,427	56,662	49,809	—	1968/1998
Avalon Court	Melville, NY	494	9,228	50,063	14,475	9,228	64,538	73,766	37,666	36,100	30,881	—	1997
Eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	8,473	17,889	83,200	101,089	21,368	79,721	78,629	—	1978/2011
Avalon Ballston Square	Arlington, VA	714	71,640	215,937	25,959	71,640	241,896	313,536	55,469	258,067	256,699	—	1992/2013
Eaves Redmond Campus	Redmond, WA	422	22,580	88,001	21,638	22,580	109,639	132,219	25,077	107,142	99,751	—	1991/2013
TOTAL REDEVLOPMENT		3,648	$223,551	$733,462	$226,946	$223,551	$960,408	$1,183,959	$269,822	$914,137	$869,413	$—

TOTAL CURRENT COMMUNITIES (3)		74,890	$4,068,035	$14,395,399	$1,889,559	$4,068,035	$16,284,958	$20,352,993	$4,556,052	$15,796,941	$15,707,425	$1,152,355

DEVELOPMENT
Avalon Public Market	Emeryville, CA	289	$—	$3,995	$110,229	$—	$114,224	$114,224	$90	$114,134	$55,872	$—	N/A
AVA Hollywood	Hollywood, CA	695	—	1,157	220,298	—	221,455	221,455	—	221,455	169,007	—	N/A
Avalon Walnut Creek II (2)	Walnut Creek, CA	200	—	88	32,168	—	32,256	32,256	—	32,256	8,812	—	N/A
Avalon Doral	Doral, FL	350	—	—	35,154	—	35,154	35,154	—	35,154	N/A	—	N/A
Avalon at the Hingham Shipyard II	Hingham, MA	190	6,166	37,960	15,309	6,166	53,269	59,435	291	59,144	23,792	—	N/A
Avalon Sudbury	Sudbury, MA	250	12,525	44,666	22,053	12,525	66,719	79,244	602	78,642	33,595	—	N/A
Avalon Saugus	Saugus, MA	280	—	59	52,630	—	52,689	52,689	—	52,689	N/A	—	N/A
Avalon Norwood	Nordwood, MA	198	—	—	21,641	—	21,641	21,641	59	21,582	N/A	—	N/A
Twinbrook Station	Rockville, MD	238	—	—	15,844	—	15,844	15,844	—	15,844	14,072	—	N/A
Avalon Towson	Towson, MD	371	—	16	42,670	—	42,686	42,686	—	42,686	3,985	—	N/A
Avalon Harbor East	Baltimore, MD	400	—	63	28,038	—	28,101	28,101	—	28,101	N/A	—	N/A
Avalon Boonton	Boonton, NJ	350	—	1,254	71,648	—	72,902	72,902	—	72,902	29,954	—	N/A
Avalon Teaneck	Teaneck, NJ	248	—	189	43,319	—	43,508	43,508	—	43,508	18,609	—	N/A
Avalon Piscataway	Piscataway, NJ	360	1,402	34,406	40,326	1,402	74,732	76,134	386	75,748	28,303	—	N/A
Avalon Old Bridge	Old Bridge, NJ	252	—	—	11,573	—	11,573	11,573	—	11,573	N/A	—	N/A
Avalon Yonkers	Yonkers, NY	590	—	303	88,903	—	89,206	89,206	—	89,206	23,300	—	N/A

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

			2018								2017	2018
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Harrison	Harrison, NY	143	$—	$—	$5,504	$—	$5,504	$5,504	$—	$5,504	N/A	$—	N/A
Avalon Belltown Towers	Seattle, WA	273	—	1,536	115,897	—	117,433	117,433	—	117,433	50,636	—	N/A
AVA Esterra Park	Redmond, WA	323	—	1,220	74,532	—	75,752	75,752	—	75,752	37,048	—	N/A
Avalon Newcastle Commons II	Newcastle, WA	293	—	—	22,384	—	22,384	22,384	—	22,384	N/A	—	N/A
Avalon North Creek	Bothell, WA	316	—	151	37,907	—	38,058	38,058	—	38,058	15,432	—	N/A
15 West 61st Street (4)	New York, NY	N/A	—	2,519	543,988	—	546,507	546,507	—	546,507	440,712	—	N/A
TOTAL DEVELOPMENT		6,609	$20,093	$129,582	$1,652,015	$20,093	$1,781,597	$1,801,690	$1,428	$1,800,262	$953,129	$—

Land Held for Development		N/A	$84,712	$—	$—	$84,712	$—	$84,712	$—	$84,712	$68,364	$—
Corporate Overhead		N/A	10,879	11,414	80,888	10,879	92,302	103,181	54,166	49,015	43,073	5,950,000
2018 Disposed Communities		N/A	—	—	—	—	—	—	—	—	945,566	—
TOTAL		81,499	$4,183,719	$14,536,395	$3,622,462	$4,183,719	$18,158,857	$22,342,576	$4,611,646	$17,730,930	$17,717,557	$7,102,355
_________________________________

(1)
This community was under redevelopment for some or all of 2018, with the redevelopment effort primarily focused on the exterior and/or common area, or with the redevelopment effort focused on apartment homes that do not meet the definition of a Redevelopment Community. These redevelopment activities have no expected material impact on community operations, and therefore this community is included in the Established Community portfolio and not classified as a Redevelopment Community.

(2)	Some or all of the land for this community is subject to a land lease.

(3)	Current Communities excludes Unconsolidated Communities.

(4)
15 West 61st Street is expected to contain 172 residential units and 67,000 square feet of retail space. The Company is pursuing a potential for-sale strategy of individual condominium units for the residential portion, while the Company would maintain ownership of the retail portion. The number of homes that the Company expects the new building to contain upon completion are not included in the apartment home count presented in this Form 10-K.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building—30 years

Improvements, upgrades and FF&E—not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $21,480,345 at December 31, 2018.

The changes in total real estate assets for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the year ended
	12/31/2018	12/31/2017	12/31/2016
Balance, beginning of period	$21,935,936	$20,776,626	$19,268,099
Acquisitions, construction costs and improvements	1,568,878	1,526,516	1,788,515
Dispositions, including casualty losses and impairment loss on planned dispositions	(1,162,238)	(367,206)	(279,988)
Balance, end of period	$22,342,576	$21,935,936	$20,776,626

The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016, are as follows:

	For the year ended
	12/31/2018	12/31/2017	12/31/2016
Balance, beginning of period	$4,218,379	$3,743,632	$3,325,790
Depreciation, including discontinued operations	631,196	584,150	531,434
Dispositions, including casualty losses	(237,929)	(109,403)	(113,592)
Balance, end of period	$4,611,646	$4,218,379	$3,743,632