Form 10-K/A
period 2018-12-31
AVALONBAY COMMUNITIES INC
filed 2019-03-15
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of AvalonBay Communities, Inc. (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 22, 2019 (the “Original Form 10-K”) is being filed for the sole purpose of updating the exhibits to the Original Form 10-K to include two previously-filed exhibits that were inadvertently omitted from the exhibit list for the Original Form 10-K as a result of an administrative error.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the disclosures in the Original Form 10-K, including the Company’s audited financial statements and related schedules and other disclosures, or the exhibits to the Original Form 10-K, nor does it reflect events occurring after the date and time of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE
15(a)(1) Financial Statements
See the Original Form 10-K
15(a)(2) Financial Statement Schedule
See the Original Form 10-K
15(a)(3) Exhibits

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
First Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated February 14, 2019. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed February 22, 2019.)

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
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in weightings, target levels of achievement and metrics used in the award agreement.) (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed February 22, 2019.)

10.11+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.12+	—	The Company's Officer Severance Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 99.2 to Form 8-K of the Company filed February 16, 2016.)
10.13	—
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

10.14+	—
Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 6, 2010.)

10.15+	—
First Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 7, 2011. (Incorporated by reference to Exhibit 10.28 to Form 10-K of the Company filed February 24, 2017.)

10.16+	—
Second Amendment to Amended and Restated AvalonBay Communities, Inc. Deferred Compensation Plan, effective as of November 15, 2012. (Incorporated by reference to Exhibit 10.29 to Form 10-K of the Company filed February 24, 2017.)

10.17	—	Archstone Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.3 to Form 8-K of the Company filed March 5, 2013.)

10.18	—	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed March 5, 2013.)
10.19	—	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed March 5, 2013.)
10.20	—	Legacy Holdings JV, LLC Limited Liability Company Agreement. (Incorporated by reference to Exhibit 10.6 to Form 8-K of the Company filed March 5, 2013.)
10.21	—
Term Loan Agreement, dated February 28, 2017, among the Company, as Borrower, PNC Bank, National Association, as Administrative Agent and a bank, The Bank of New York Mellon and Sun Trust Bank, each as Syndication Agent and a bank, and a syndicate of other financial institutions serving as banks. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 28, 2017.)

21.1	—	Schedule of Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 to Form 10-K of the Company filed February 22, 2019.)
23.1	—	Consent of Ernst & Young LLP. (Incorporated by reference to Exhibit 23.1 to Form 10-K of the Company filed February 22, 2019.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Incorporated by reference to Exhibit 31.1 to Form 10-K of the Company filed February 22, 2019.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Incorporated by reference to Exhibit 31.2 to Form 10-K of the Company filed February 22, 2019.)
32	—
Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Incorporated by reference to Exhibit 32 to Form 10-K of the Company filed February 22, 2019.)

101	—
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of equity, (iv) consolidated statements of cash flows and (v) notes to consolidated financial statements. (Incorporated by reference to Exhibit 101 to Form 10-K of the Company filed February 22, 2019.)

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.
Date: March 15, 2019	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)