Form 10-Q
period 2019-03-31
AVALONBAY COMMUNITIES INC
filed 2019-05-03
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AVB	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,403,273 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2019.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2019	12/31/2018
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,070,275	$4,077,090
Buildings and improvements	15,783,433	15,651,035
Furniture, fixtures and equipment	733,341	696,200
	20,587,049	20,424,325
Less accumulated depreciation	(4,748,578)	(4,601,447)
Net operating real estate	15,838,471	15,822,878
Construction in progress, including land	1,856,294	1,768,132
Land held for development	104,963	84,712
Real estate assets held for sale, net	76,362	55,208
Total real estate, net	17,876,090	17,730,930

Cash and cash equivalents	62,999	91,659
Cash in escrow	132,208	126,205
Resident security deposits	32,747	31,816
Investments in unconsolidated real estate entities	212,639	217,432
Deferred development costs	55,419	47,443
Prepaid expenses and other assets	143,511	134,715
Right of use lease assets	124,370	—
Total assets	$18,639,983	$18,380,200

LIABILITIES AND EQUITY
Unsecured notes, net	$5,907,327	$5,905,993
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,132,740	1,134,270
Dividends payable	212,750	204,191
Payables for construction	102,427	96,983
Accrued expenses and other liabilities	279,941	297,700
Lease liabilities	140,436	—
Accrued interest payable	65,472	46,648
Resident security deposits	60,461	58,415
Liabilities related to real estate assets held for sale	1,034	150
Total liabilities	7,902,588	7,744,350

Commitments and contingencies

Redeemable noncontrolling interests	3,396	3,244

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2019 and December 31, 2018; zero shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2019 and December 31, 2018; 139,403,222 and 138,508,424 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,394	1,385
Additional paid-in capital	10,457,651	10,306,588
Accumulated earnings less dividends	306,861	350,777
Accumulated other comprehensive loss	(31,907)	(26,144)
Total equity	10,733,999	10,632,606
Total liabilities and equity	$18,639,983	$18,380,200

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2019	3/31/2018
Revenue:
Rental and other income	$565,045	$559,906
Management, development and other fees	1,139	886
Total revenue	566,184	560,792

Expenses:
Operating expenses, excluding property taxes	123,455	131,257
Property taxes	61,329	59,896
Interest expense, net	47,892	55,113
Loss on extinguishment of debt, net	280	397
Depreciation expense	162,057	159,059
General and administrative expense	13,688	14,431
Expensed transaction, development and other pursuit costs, net of recoveries	1,095	800
Casualty and impairment gain, net	—	(58)
Total expenses	409,796	420,895

Equity in (loss) income of unconsolidated real estate entities	(1,060)	1,740
Gain on sale of communities	14,835	—
Gain (loss) on other real estate transactions, net	267	(47)

Income before income taxes	170,430	141,590
Income tax expense	12	—

Net income	170,418	141,590
Net (income) loss attributable to noncontrolling interests	(52)	53

Net income attributable to common stockholders	$170,366	$141,643

Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(7,231)	11,501
Cash flow hedge losses reclassified to earnings	1,468	1,756
Comprehensive income	$164,603	$154,900

Earnings per common share - basic:
Net income attributable to common stockholders	$1.23	$1.03

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.23	$1.03

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the year ended
	3/31/2019	3/31/2018
Cash flows from operating activities:
Net income	$170,418	$141,590
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	162,057	159,059
Amortization of deferred financing costs	1,692	2,007
Amortization of debt discount	394	419
Loss on extinguishment of debt, net	280	397
Amortization of stock-based compensation	5,621	4,029
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	5,517	1,486
Casualty and impairment gain, net	—	(58)
Abandonment of development pursuits	208	112
Cash flow hedge losses reclassified to earnings	1,468	1,756
(Gain) loss on sale of real estate assets	(15,102)	47
Increase in resident security deposits, prepaid expenses and other assets	(3,087)	(6,608)
Increase in accrued expenses, other liabilities and accrued interest payable	32,587	11,677
Net cash provided by operating activities	362,053	315,913

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(278,075)	(301,299)
Acquisition of real estate assets, including partnership interest	(91,548)	—
Capital expenditures - existing real estate assets	(20,069)	(15,240)
Capital expenditures - non-real estate assets	(488)	(1,735)
Increase (decrease) in payables for construction	5,444	(2,168)
Proceeds from sale of real estate, net of selling costs	71,455	603
Insurance proceeds for property damage claims	—	58
Mortgage note receivable lending	(159)	(2,006)
Mortgage note receivable payments	978	4,862
Distributions from unconsolidated real estate entities	—	2,013
Investments in unconsolidated real estate entities	(724)	(4,368)
Net cash used in investing activities	(313,186)	(319,280)

Cash flows from financing activities:
Issuance of common stock, net	155,561	—
Dividends paid	(203,499)	(195,999)
Repayments of mortgage notes payable, including prepayment penalties	(1,668)	(28,584)
Issuance of unsecured notes	—	299,442
Payment of deferred financing costs	(6,841)	(3,244)
Payment of financing lease obligation	(267)	(267)
Receipts for termination of forward interest rate swaps	—	12,598
Payments related to tax withholding for share-based compensation	(14,206)	(10,483)
Distributions to DownREIT partnership unitholders	(11)	(11)
Distributions to joint venture and profit-sharing partners	(113)	(104)
Preferred interest obligation redemption and dividends	(480)	(480)
Net cash (used in) provided by financing activities	(71,524)	72,868

Net (decrease) increase in cash and cash equivalents	(22,657)	69,501

Cash and cash equivalents and restricted cash, beginning of period	217,864	201,906
Cash and cash equivalents and restricted cash, end of period	$195,207	$271,407

Cash paid during the period for interest, net of amount capitalized	$25,513	$33,936
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended
	3/31/2019	3/31/2018
Cash and cash equivalents	$62,999	$137,244
Cash in escrow	132,208	134,163
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$195,207	$271,407

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2019:

•
As described in Note 4, "Equity," 148,004 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 74,932 shares valued at $14,666,000 were issued in connection with new stock grants; 602 shares valued at $108,000 were issued through the Company's dividend reinvestment plan; 75,195 shares valued at $14,206,000 were withheld to satisfy employees' tax withholding and other liabilities; and 616 restricted shares with an aggregate value of $102,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $212,166,000.

•
The Company recorded an increase of $224,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

•
The Company recorded an increase to other liabilities of $7,231,000, and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $1,468,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•
The Company recorded $122,276,000 of lease liabilities and offsetting right of use lease assets for its ground and office leases, upon the adoption of ASU 2016-02, Leases, as of January 1, 2019. For further discussion on the adoption of the guidance, see Note 1, "Organization, Basis of Presentation and Significant Accounting Policies."

During the three months ended March 31, 2018:

•
The Company issued 182,998 shares of common stock as part of the Company's stock-based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 94,701 shares valued at $15,277,000 were issued in connection with new stock grants; 566 shares valued at $96,000 were issued through the Company's dividend reinvestment plan; 67,609 shares valued at $10,483,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,829 restricted shares with an aggregate value of $234,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $203,166,000.

•
The Company recorded an increase of $63,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company reclassified $1,756,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

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

At March 31, 2019, the Company owned or held a direct or indirect ownership interest in 272 operating apartment communities containing 79,143 apartment homes in 12 states and the District of Columbia, of which nine communities containing 3,396 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,170 apartment homes when completed, as well as a mixed-use project being developed in which the Company is currently pursuing a potential for-sale strategy of individual condominium units. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 29 communities that, if developed as expected, will contain an estimated 10,050 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2018 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2019	3/31/2018
Basic and diluted shares outstanding
Weighted average common shares - basic	138,331,248	137,764,468
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	493,453	381,202
Weighted average common shares - diluted	138,832,201	138,153,170

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$170,366	$141,643
Net income allocated to unvested restricted shares	(501)	(430)
Net income attributable to common stockholders, adjusted	$169,865	$141,213

Weighted average common shares - basic	138,331,248	137,764,468

Earnings per common share - basic	$1.23	$1.03

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$170,366	$141,643
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	11
Adjusted net income attributable to common stockholders	$170,377	$141,654

Weighted average common shares - diluted	138,832,201	138,153,170

Earnings per common share - diluted	$1.23	$1.03

All options to purchase shares of common stock outstanding as of March 31, 2019 are included in the computation of diluted earnings per share. Certain options to purchase shares of common stock in the amount of 6,995 were outstanding as of March 31, 2018, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

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

Legal and Other Contingencies

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these other outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

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

Leases

The Company is party to leases as both a lessor and a lessee, primarily as follows:

•	lessor of residential and retail space within its apartment communities; and

•	lessee under (i) ground leases for land underlying current operating or development communities, (ii) office leases for its corporate headquarters and regional offices and (iii) leases of equipment.

The Company adopted ASU 2016-02, Leases, as of January 1, 2019 using the prospective adoption approach, applying the provisions of the new standard to existing leases as of the date of adoption.

Lessee Considerations

The Company assessed whether a contract is or contains a lease based on whether the contract conveys the right to control the use of an identified asset, including specified portions of larger assets, for a period of time in exchange for consideration. The Company identified leases as contracts in which it has the right to direct the use of the property and obtain all of the economic benefits.

The Company’s leases include both fixed and variable lease payments, which are based on an index or rate such as the consumer price index (CPI) or percentage rents based on total sales. When evaluating what payments to include in the measurement of the lease liability, the Company included lease payments that depend on an index or rate only. Variable lease payments that are not based on an index or rate including changes in CPI, percentage rents based on total sales, fair market value resets and others are not included in the measurement of the lease liability, but will be recognized as variable lease expense in the period in which they are incurred.

For leases that have options to extend the term or terminate the lease early, the Company considered whether these options are reasonably certain to be exercised, taking into account physical improvements, installation or relocation costs, rent during the option periods and the cost of returning the assets to a contractually specified condition. The Company only factored the impact of options into the lease term if the option was considered reasonably certain to be exercised.

The Company determined the discount rate associated with its ground and office leases using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates. The Company determined the discount rates on a lease by lease basis using the incremental borrowing rate and taking into consideration the remaining term of each of the lease agreements.

Lessor Considerations

The Company evaluated leases in which it is the lessor, which are composed of residential and retail leases at its apartment communities. The accounting model for lessors did not significantly change as a result of ASU 2016-02, with the impacts primarily related to the accounting for sales-type and direct financing leases. The Company evaluated its residential and retail leases determining that they continue to be considered to be operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease. The Company’s residential lease term is generally one year. Some of the Company’s retail leases have fixed-price renewal options, and the lessee may be able to exercise its renewal option at an amount less than the fair value of the rent at such time. The Company only includes renewal options in the lease term, if at the commencement of the lease, the option period rent is reasonably certain to be less than the base period rent and therefore exercised by the lessee.

Additionally, for the Company’s residential and retail leases, which are comprised of the lease component and common area maintenance as a non-lease component, the Company determined that (i) the leases are operating leases, (ii) the lease component is the predominant component and (iii) that all components of its operating leases share the same timing and pattern of transfer.

The Company changed its presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity, reflecting those amounts as a component of rental and other income on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019. However, in accordance with its prospective adoption of the standard, the Company did not adjust the prior year period presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity as a component of operating expenses, excluding property taxes, on the on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018.

Implementation Considerations and Impact

As discussed above, the Company used the prospective adoption approach for the standard. Additionally, in conjunction with the implementation of the standard, the Company elected to apply certain lessee practical expedients allowed under the standard including:

•
not reassessing (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the accounting for initial direct costs for any existing leases;

•	not evaluating short term leases;

•	not assessing whether existing land easements are, or contain leases; and

•
making an accounting policy election by class of underlying asset, to not separate non-lease components from lease components and instead to account for each separate lease and non-lease component as a single lease component.

Also in conjunction with the implementation of the standard, the Company elected to apply the following practical expedients for lessors, making an accounting policy election:

•
by class of underlying asset for retail and residential leases, to not separate non-lease components from lease components and instead to account for each separate lease and non- lease component as a single lease component;

•	to exclude costs paid by lessees directly to third parties on behalf of the Company; and

•	to exclude sales taxes and other similar taxes assessed by a government authority and collected by the Company from the lessee.

Upon adoption, the Company recorded lease liabilities and offsetting right of use lease assets for its ground and office leases of $122,276,000. In addition, the Company made certain other reclassifications in the current year period of lease related amounts on its Condensed Consolidated Balance Sheet to conform to the presentation under the new standard. The adoption of the standard did not have a material impact on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Revenue and Gain Recognition

The majority of the Company’s revenue is derived from residential and retail rental income and other lease income, which are accounted for under ASU 2016-02, Leases, discussed above. The Company's revenue streams that are not accounted for under ASU 2016-02 include:

•
Management fees - The Company has investment interests in real estate joint ventures, for which the Company may manage (i) the venture, (ii) the associated operating communities owned by the ventures and/or (iii) the development or redevelopment of those operating communities. For these activities, the Company receives asset management, property management, development and/or redevelopment fee revenue. The performance obligation is the management of the venture, community or other defined task such as the development or redevelopment of the community. While the individual activities that comprise the performance obligation of the management fees can vary day to day, the nature of the overall performance obligation to provide management service is the same and considered by the Company to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The Company recognizes revenue for fees as earned on a monthly basis.

•
Rental and non-rental related income - The Company recognizes revenue for new rental related income not included as components of a lease, such as reservation and application fees, as well as for non-rental related income, as earned.

•
Gains or losses on sales of real estate - The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company does not have significant continuing involvement. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold. As a result, the Company may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. In addition, a gain or loss recognized on the sale of a nonfinancial asset to an unconsolidated entity will be recognized at 100%, and not the Company’s proportionate ownership percentage.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2019 and 2018. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through March 31, 2019, or otherwise qualify as held for sale as of March 31, 2019, as described in Note 6, "Real Estate Disposition Activities." Additionally, as discussed above, the Company changed its presentation of charges for uncollectible lease revenue for the three months ended March 31, 2019 and future periods, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Condensed Consolidated Statement of Comprehensive Income. In order to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented. See Note 8, "Segment Reporting," for further discussion (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended March 31, 2019
Management, development and other fees	$—	$—	$—	$1,139	$1,139
Rental and non-rental related income (2)	1,913	666	158	—	2,737
Total non-lease revenue (3)	1,913	666	158	1,139	3,876

Lease income (4)	458,206	66,114	35,422	—	559,742
Business interruption insurance proceeds	154	18	—	—	172

Total revenue	$460,273	$66,798	$35,580	$1,139	$563,790

For the period ended March 31, 2018
Management, development and other fees	$—	$—	$—	$886	$886
Rental and non-rental related income (2)	2,527	745	153	—	3,425
Total non-lease revenue (3)	2,527	745	153	886	4,311

Lease income (4)	442,154	49,352	31,293	—	522,799

Total revenue	$444,681	$50,097	$31,446	$886	$527,110
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(2)
Amounts include revenue streams related to leasing activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.

(3)	Represents all revenue accounted for under ASC 2014-09.

(4)	Amounts include all revenue streams derived from residential and retail rental income and other lease income, which are accounted for under ASU 2016-02.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2019.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $17,589,000 and $13,164,000 for the three months ended March 31, 2019 and 2018, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of March 31, 2019 and December 31, 2018 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2019 and December 31, 2018, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	3/31/2019	12/31/2018

Fixed rate unsecured notes (1)	$5,400,000	$5,400,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	531,771	533,215
Variable rate mortgage notes payable - conventional and tax-exempt (2)	618,914	619,140
Total mortgage notes payable, unsecured notes and Term Loans	7,100,685	7,102,355
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,100,685	$7,102,355
_____________________________________

(1)
Balances at March 31, 2019 and December 31, 2018 exclude $9,515 and $9,879, respectively, of debt discount, and $33,158 and $34,128, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at March 31, 2019 and December 31, 2018 exclude $14,559 and $14,590, respectively, of debt discount, and $3,386 and $3,495, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2019:

•
The Company amended and restated the $250,000,000 variable rate unsecured term loan that it originally entered into in February 2017, of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, which remained the same, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 0.85% that decreased from LIBOR plus 1.50%.

•
The Company entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces its prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (3.27% at March 31, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of the Company's unsecured notes. Under the prior credit facility, the stated pricing for drawn borrowings was LIBOR plus 0.825% per annum, and the stated spread over LIBOR could vary from LIBOR plus 0.80% to LIBOR plus 1.55% based upon the rating of the Company's unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide the Company loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility as of March 31, 2019 and December 31, 2018. The Company had $39,055,000 and $39,810,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2019 and December 31, 2018, respectively.

In the aggregate, secured notes payable mature at various dates from April 2019 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,816,856,000, excluding communities classified as held for sale, as of March 31, 2019).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was both 3.8% at March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 3.2% and 3.4% at March 31, 2019 and December 31, 2018, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2019 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2019	2,874	114,003	—	N/A
2020	2,682	140,430	400,000	3.625%
2021	2,204	27,843	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	2,318	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	2,439	—	350,000	4.200%
			250,000	2.850%
2024	2,577	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	2,708	84,835	525,000	3.450%
			300,000	3.500%
2026	2,845	—	475,000	2.950%
			300,000	2.900%
2027	2,270	185,100	400,000	3.350%
2028	912	—	450,000	3.200%
Thereafter	30,296	544,349	350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$54,125	$1,096,560	$5,950,000

The Company was in compliance at March 31, 2019 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2019 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2018	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606
Net income attributable to common stockholders	—	—	170,366	—	170,366
Loss on cash flow hedges, net	—	—	—	(7,231)	(7,231)
Cash flow hedge losses reclassified to earnings	—	—	—	1,468	1,468
Change in redemption value of redeemable noncontrolling interest	—	—	(224)	—	(224)
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,166)	—	(212,166)
Issuance of common stock, net of withholdings	9	143,202	(1,892)	—	141,319
Amortization of deferred compensation	—	7,861	—	—	7,861
Balance at March 31, 2019	$1,394	$10,457,651	$306,861	$(31,907)	$10,733,999

The following summarizes the changes in equity for the three months ended March 31, 2018 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2017	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046
Net income attributable to common stockholders	—	—	141,643	—	141,643
Gain on cash flow hedges, net	—	—	—	11,501	11,501
Cash flow hedge losses reclassified to earnings	—	—	—	1,756	1,756
Change in redemption value of redeemable noncontrolling interest	—	—	(63)	—	(63)
Dividends declared to common stockholders ($1.47 per share)	—	—	(203,166)	—	(203,166)
Issuance of common stock, net of withholdings	1	(12,286)	1,143	—	(11,142)
Amortization of deferred compensation	—	6,549	—	—	6,549
Balance at March 31, 2018	$1,382	$10,229,738	$128,166	$(24,162)	$10,335,124

As of March 31, 2019 and December 31, 2018, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2019, the Company:

i.	issued 66,949 shares of common stock in connection with stock options exercised;

ii.	issued 602 common shares through the Company's dividend reinvestment plan;

iii.	issued 148,004 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 755,054 shares under CEP IV, as discussed below;

v.	withheld 75,195 common shares to satisfy employees' tax withholding and other liabilities; and

vi.	canceled 616 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the three months ended March 31, 2019 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP IV, the Company engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of March 31, 2019, there are no outstanding forward sales agreements. During the three months ended March 31, 2019, the Company sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000. As of March 31, 2019, the Company had $696,895,000 remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of March 31, 2019, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 55.0%, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	3/31/2019	12/31/2018
	(unaudited)
Assets:
Real estate, net	$1,386,041	$1,420,039
Other assets	206,359	45,142
Total assets	$1,592,400	$1,465,181

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$835,889	$837,311
Other liabilities	161,688	15,624
Partners' capital	594,824	612,246
Total liabilities and partners' capital	$1,592,401	$1,465,181

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2019	3/31/2018
	(unaudited)
Rental and other income	$35,311	$21,801
Operating and other expenses	(13,969)	(8,305)
Interest expense, net	(8,552)	(5,618)
Depreciation expense	(21,696)	(5,880)
Net (loss) income	$(8,906)	$1,998

In conjunction with the acquisition of the Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $30,866,000 and $31,188,000 at March 31, 2019 and December 31, 2018, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

In February 2019, the Company acquired Ridge at Wheatlands, a consolidated community, located in Aurora, CO. Ridge at Wheatlands contains 338 apartment homes and was acquired for a purchase price of $91,250,000. The Company accounted for this as an asset acquisition and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company used third party pricing or internal models for the values of the land, a valuation model for the values of the buildings, and an internal model to determine the fair values of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that contains rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture, which represents a 100% interest in the rental apartments, and the venture partner owns the remaining 30.0% interest, which represents a 100% interest in the for-sale residential condominium units. The Company was responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas, which are included in total real estate, net on the accompanying Condensed Consolidated Balance Sheets. The development of Avalon Brooklyn Bay was completed during 2018. The Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units. Beginning in 2018, the mortgage note is being repaid by the venture partner with the proceeds the venture partner receives from the sales of the residential condominium units. The balances as of March 31, 2019 and December 31, 2018 were $11,925,000 and $12,819,000, respectively, representing outstanding principal and interest, net of repayments, These amounts are reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis.

Expensed Transaction, Development and Other Pursuit Costs and Casualty and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights and costs for pursuits where development is not yet considered probable, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $1,095,000 and $800,000 for the three months ended March 31, 2019 and 2018, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three months ended March 31, 2019 and 2018.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three months ended March 31, 2019 and 2018.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the three months ended March 31, 2019:

•
The Company sold Oakwood Arlington, located in Arlington, VA, containing an aggregate of 184 apartment homes for $70,000,000. The Company's gain on disposition was $16,382,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
The Company sold two undeveloped land parcels for an aggregate sale price of $3,680,000. The Company recognized a gain on disposition of $224,000, reported in gain (loss) on sale of other real estate on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At March 31, 2019, the Company had one community that qualified as held for sale.

7. Commitments and Contingencies

Lease Obligations

The Company owns 11 apartment communities, one community under development, and two commercial properties, located on land subject to land leases expiring between October 2026 and March 2142. All of the ground leases, except for one of the apartment communities, are accounted for as operating leases, for which the Company recognizes rental expense on a straight-line basis over the lease term. These operating leases have varying rental escalation terms, primarily based on variables determined at future dates such as changes in the Consumer Price Index, and five of these leases have purchase options exercisable through 2095. In addition, the Company is party to 14 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases. Further, the Company has one corporate office lease that has been executed that does not commence until 2020.

As of March 31, 2019, the Company has total operating lease assets of $102,312,000 and lease obligations of $120,202,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,537,000 for the three months ended March 31, 2019 related to operating leases.

One apartment community is located on land subject to a land lease which is accounted for as a financing lease and has the option for the Company to purchase the land at some point during the lease term which expires in 2046. In addition to the leases described above, the Company is party to a lease for a portion of the parking garage adjacent to an apartment community, accounted for as a financing lease and subject to the Company's lease accounting policies discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies.” The Company has total financing lease assets of $22,057,000 and lease obligations of $20,234,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - financing leases	27 years
Weighted-average remaining lease term - operating leases	53 years
Weighted-average discount rate - financing leases	4.63%
Weighted-average discount rate - operating leases	4.97%

The following tables details the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and financing leases (dollars in thousands):

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter
Operating Lease Obligations	$10,283	$11,433	$13,015	$12,936	$12,385	$369,954
Financing Lease Obligations	806	1,077	1,080	1,082	1,084	41,220
	$11,089	$12,510	$14,095	$14,018	$13,469	$411,174

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$430,006	$120,202	$309,804
Financing Lease Obligations	46,349	20,234	26,115
	$476,355	$140,436	$335,919

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker ("CODM") is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2019 and 2018 is as follows (dollars in thousands):

	For the three months ended
	3/31/2019	3/31/2018
Net income	$170,418	$141,590
Indirect operating expenses, net of corporate income	19,722	18,958
Expensed transaction, development and other pursuit costs, net of recoveries	1,095	800
Interest expense, net	47,892	55,113
Loss on extinguishment of debt, net	280	397
General and administrative expense	13,688	14,431
Equity in loss (income) of unconsolidated real estate entities	1,060	(1,740)
Depreciation expense	162,057	159,059
Income tax expense	12	—
Casualty and impairment gain, net	—	(58)
Gain on sale of communities	(14,835)	—
(Gain) loss on other real estate transactions, net	(267)	47
Net operating income from real estate assets sold or held for sale	(1,238)	(19,311)
Net operating income	$399,884	$369,286

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2019	3/31/2018
Rental income from real estate assets sold or held for sale	$2,394	$29,647
Operating expenses from real estate assets sold or held for sale	(1,156)	(10,336)
Net operating income from real estate assets sold or held for sale	$1,238	$19,311

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2019. Segment information for the three months ended March 31, 2019 and 2018 has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through March 31, 2019, or otherwise qualify as held for sale as of March 31, 2019, as described in Note 6, "Real Estate Disposition Activities."

In addition to NOI, the Company's CODM considers total revenue in assessing each segment's performance. As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company changed its presentation of charges for uncollectible lease revenue beginning with the three months ended March 31, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Condensed Consolidated Statement of Comprehensive Income. Consistent with how the Company's CODM evaluates total revenue, and to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented in the following table. Total revenue for the three months ended March 31, 2018 as presented in the following table includes $4,035,000 of uncollectible lease revenue.

	For the three months ended
	Total revenue	NOI	Gross real estate (1)
For the period ended March 31, 2019
Established
New England	$65,481	$43,152	$2,188,523
Metro NY/NJ	101,202	71,843	3,527,401
Mid-Atlantic	72,008	51,052	2,671,426
Pacific Northwest	27,802	20,210	986,190
Northern California	93,239	72,501	3,007,739
Southern California	100,541	72,695	3,580,160
Total Established	460,273	331,453	15,961,439

Other Stabilized	66,798	44,948	3,026,411
Development / Redevelopment	35,580	23,483	3,360,656
Land Held for Development	N/A	N/A	104,963
Non-allocated (2)	1,139	N/A	94,837

Total	$563,790	$399,884	$22,548,306

For the period ended March 31, 2018
Established
New England	$63,395	$41,077	$2,181,597
Metro NY/NJ	98,029	69,017	3,513,387
Mid-Atlantic	69,769	48,855	2,659,288
Pacific Northwest	26,488	18,623	981,609
Northern California	90,086	68,916	2,994,116
Southern California	96,914	69,600	3,556,516
Total Established	444,681	316,088	15,886,513

Other Stabilized	50,097	32,121	2,476,331
Development / Redevelopment	31,446	21,077	2,365,808
Land Held for Development	N/A	N/A	136,771
Non-allocated (2)	886	N/A	80,011

Total	$527,110	$369,286	$20,945,434
__________________________________

(1)	Does not include gross real estate assets held for sale of $90,153 as of March 31, 2019 and gross real estate sold or classified as held for sale subsequent to March 31, 2018 of $1,316,472.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Details of the outstanding awards and activity are presented below.

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three months ended March 31, 2019, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2018	124,212	$128.84
Exercised	(66,949)	129.06
Granted	—	—
Forfeited	—	—
Options Outstanding, March 31, 2019	57,263	$128.58
Options Exercisable, March 31, 2019	52,598	$125.70

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2018	267,129	$157.21
Granted (1)	79,840	200.69
Change in awards based on performance (2)	(16,760)	142.03
Converted to restricted stock or options	(73,072)	142.03
Forfeited	(248)	167.71
Outstanding at March 31, 2019	256,889	$176.03
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 47,091 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 32,749 performance awards.

(2)	Represents the change in the number of performance awards earned based on actual performance achievement for the performance period.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted in 2019 for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2019
Dividend yield	3.1%
Estimated volatility over the life of the plan (1)	13.9% - 18.8%
Risk free rate	2.46% - 2.57%
Estimated performance award value based on total shareholder return measure	$204.15
__________________________________

(1)	Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2019 for which achievement will be determined by using financial metrics, the compensation cost was based on the grant date fair value of $195.72, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2018	160,411	$166.33	209,238
Granted - restricted stock shares	74,932	195.72	73,072
Vested - restricted stock shares	(76,396)	166.53	(110,366)
Forfeited	(616)	165.33	—
Outstanding at March 31, 2019	158,331	$180.14	171,944

Total employee stock-based compensation cost recognized in income was $5,471,000 and $3,846,000 for the three months ended March 31, 2019 and 2018, respectively, and total capitalized stock-based compensation cost was $2,096,000 and $2,086,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was a total unrecognized compensation cost of $51,331,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.6 years.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,139,000 and $886,000 during the three months ended March 31, 2019 and 2018, respectively. In addition, the Company has outstanding receivables associated with its property and construction management role of $5,208,000 and $2,519,000 as of March 31, 2019 and December 31, 2018, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $426,000 and $389,000 in the three months ended March 31, 2019 and 2018, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $213,000 and $571,000 on March 31, 2019 and December 31, 2018, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2019 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges	Cash Flow Hedges Interest Rate Swaps

Notional balance	$587,272	$33,929	$250,000
Weighted average interest rate (1)	3.1%	4.8%	N/A
Weighted average swapped/capped interest rate	6.6%	5.9%	3.0%
Earliest maturity date	Apr 2020	Apr 2019	Sep 2019
Latest maturity date	Sep 2022	Apr 2019	Sep 2019
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

As of March 31, 2019, the Company had $250,000,000 in aggregate outstanding forward interest rate swap agreements. At maturity of the swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the hedged forecasted debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had four derivatives designated as cash flow hedges and 10 derivatives not designated as hedges at March 31, 2019. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2019 and 2018 were not material. During the three months ended March 31, 2019, the Company deferred $7,231,000 of losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended
	3/31/2019	3/31/2018

Cash flow hedge losses reclassified to earnings	$1,468	$1,756

The Company anticipates reclassifying approximately $5,752,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of March 31, 2019 and 2018.

Redeemable Noncontrolling Interests

The Company is party to investments in two consolidated ventures, which contain redemption options (the "Puts") that allow joint venture partners of the Company to require the Company to purchase their interests in the investment at a guaranteed minimum amount. The Puts are payable in cash. The Company determines the fair value of the Puts based on unobservable inputs considering the assumptions that market participants would make in pricing the obligations, applying a guaranteed rate of return to the joint venture partners' net capital contribution balances as of period end. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	3/31/2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Liabilities	$(13,600)	$—	$(13,600)	$—
Puts	(417)	—	—	(417)
DownREIT units	(1,506)	(1,506)	—	—
Indebtedness
Fixed rate unsecured notes	(5,466,171)	(5,466,171)	—	—
Secured notes and variable rate unsecured indebtedness	(1,519,569)	—	(1,519,569)	—
Total	$(7,001,263)	$(5,467,677)	$(1,533,169)	$(417)

	12/31/2018
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Liabilities	(6,366)	—	(6,366)	—
Puts	(465)	—	—	(465)
DownREIT units	(1,305)	(1,305)	—	—
Indebtedness
Fixed rate unsecured notes	(5,268,277)	(5,268,277)	—	—
Secured notes and variable rate unsecured indebtedness	(1,505,876)	—	(1,505,876)	—
Total	$(6,782,287)	$(5,269,582)	$(1,512,240)	$(465)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2019, the Company had the following activity.

•
The Company sold Archstone Toscano, a wholly-owned operating community, located in Houston, TX. Archstone Toscano contains 474 apartment homes, was sold for $98,000,000 and was classified as held for sale as of March 31, 2019.

•	The Company acquired Avalon Cerritos located in Cerritos, CA, containing 132 apartment homes, for a purchase price of $60,500,000.

•	The Company repaid $13,394,000 of 4.64% fixed rate debt and $33,929,000 of variable debt secured by Avalon Natick at par on its maturity date.

As of May 3, 2019, the Company has $211,000,000 outstanding under the Credit Facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2018 (the "Form 10-K").

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

First Quarter 2019 Highlights

•
Net income attributable to common stockholders for the three months ended March 31, 2019 was $170,366,000, an increase of $28,723,000, or 20.3%, as compared to the prior year period. The increase is primarily due to increases in real estate sales and related gains and NOI from communities across the portfolio, over the prior year period.

•	Established Communities NOI for the three months ended March 31, 2019 was $331,453,000, an increase of $15,365,000, or 4.9%, over the prior year period.

At March 31, 2019, we owned or held a direct or indirect interest in:

•	19 communities under construction, which are expected to contain 6,170 apartment homes with a projected total capitalized cost of $2,233,000,000; and

•
land or rights to land on which we expect to develop an additional 29 apartment communities that, if developed as expected, will contain 10,050 apartment homes, and will be developed for an aggregate total capitalized cost of $4,197,000,000.

During the three months ended March 31, 2019, we sold Oakwood Arlington, a wholly-owned operating community located in Arlington, VA, containing 184 apartment homes. Oakwood Arlington was sold for $70,000,000, and our gain in accordance with GAAP was $16,382,000.

During the three months ended March 31, 2019, we acquired Ridge at Wheatlands, a wholly-owned operating community located in Aurora, CO. Ridge at Wheatlands contains 338 apartment homes and was acquired for a purchase price of $91,250,000.

In April 2019, we sold one wholly-owned operating community containing 474 apartment homes for $98,000,000, and acquired one wholly-owned operating community containing 132 apartment homes for $60,500,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2019 and 2018, the Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2018, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2019 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as of January 1, 2019, or which were acquired as of the beginning of the current calendar year. Other Stabilized Communities includes stabilized operating communities in our expansion markets of Denver, Colorado and Southeast Florida, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year.

•	Lease-Up Communities are consolidated communities where construction has been complete for less than one year and where physical occupancy has not reached 95%.

•
Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates.

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

As of March 31, 2019, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	36	8,878
Metro NY/NJ	40	11,463
Mid-Atlantic	32	11,232
Pacific Northwest	16	4,116
Northern California	36	10,701
Southern California	53	14,689
Total Established	213	61,079

Other Stabilized Communities:
New England	3	1,087
Metro NY/NJ	8	2,021
Mid-Atlantic	5	1,477
Pacific Northwest	—	—
Northern California	5	1,534
Southern California	3	1,690
Expansion Markets	6	1,746
Non Core	3	1,014
Total Other Stabilized	33	10,569

Lease-Up Communities	2	440

Redevelopment Communities	9	3,396

Unconsolidated Communities	15	3,659

Total Current Communities	272	79,143

Development Communities (1)	19	6,170

Total Communities	291	85,313

Development Rights	29	10,050
_________________________

(1)
Development Communities excludes the development of 15 West 61st Street, containing 172 residential units and 67,000 square feet of retail space. We are pursuing a potential for-sale strategy of individual condominium units for the residential portion, while we expect to maintain ownership of the retail portion.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2019 and 2018 follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2019	3/31/2018	$ Change	% Change

Revenue:
Rental and other income (1)	$565,045	$559,906	$5,139	0.9%
Management, development and other fees	1,139	886	253	28.6%
Total revenue	566,184	560,792	5,392	1.0%

Expenses:
Direct property operating expenses, excluding property taxes (1)	102,586	111,405	(8,819)	(7.9)%
Property taxes	61,329	59,896	1,433	2.4%
Total community operating expenses	163,915	171,301	(7,386)	(4.3)%

Corporate-level property management and other indirect operating expenses	20,869	19,852	1,017	5.1%
Expensed transaction, development and other pursuit costs, net of recoveries	1,095	800	295	36.9%
Interest expense, net	47,892	55,113	(7,221)	(13.1)%
Loss on extinguishment of debt, net	280	397	(117)	(29.5)%
Depreciation expense	162,057	159,059	2,998	1.9%
General and administrative expense	13,688	14,431	(743)	(5.1)%
Casualty and impairment gain, net	—	(58)	58	100.0%
Total other expenses	245,881	249,594	(3,713)	(1.5)%

Equity in (loss) income of unconsolidated real estate entities	(1,060)	1,740	(2,800)	N/A (2)
Gain on sale of communities	14,835	—	14,835	100.0%
Gain (loss) on other real estate transactions, net	267	(47)	314	N/A (2)
Income before income taxes	170,430	141,590	28,840	20.4%
Income tax expense	12	—	12	100.0%
Net income	170,418	141,590	28,828	20.4%

Net (income) loss attributable to noncontrolling interests	(52)	53	(105)	N/A (2)

Net income attributable to common stockholders	$170,366	$141,643	$28,723	20.3%
_________________________

(1)
Historically for periods prior to January 1, 2019, we presented charges for uncollectible lease revenue in direct property operating expenses, excluding property taxes. With the adoption of ASU 2016-02, Leases, we are presenting such charges as an adjustment to rental and other income in our consolidated financial statements on a prospective basis, beginning with the three months ended March 31, 2019.

(2)	Percent change is not meaningful.

Net income attributable to common stockholders increased $28,723,000, or 20.3%, to $170,366,000 for the three months ended March 31, 2019 as compared to the prior year period. The increase for the three months ended March 31, 2019 is primarily due to increases in real estate sales and related gains and NOI from communities across the portfolio, over the prior year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2019 and 2018 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2019	3/31/2018

Net income	$170,418	$141,590
Indirect operating expenses, net of corporate income	19,722	18,958
Expensed transaction, development and other pursuit costs, net of recoveries	1,095	800
Interest expense, net	47,892	55,113
Loss on extinguishment of debt, net	280	397
General and administrative expense	13,688	14,431
Equity in loss (income) of unconsolidated real estate entities	1,060	(1,740)
Depreciation expense	162,057	159,059
Income tax expense	12	—
Casualty and impairment gain, net	—	(58)
Gain on sale of real estate assets	(14,835)	—
(Gain) loss on other real estate transactions, net	(267)	47
Net operating income from real estate assets sold or held for sale	(1,238)	(19,311)
Net operating income	$399,884	$369,286

The NOI changes for the three months ended March 31, 2019, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2019

Established Communities	$15,365
Other Stabilized Communities	12,827
Development and Redevelopment Communities	2,406
Total	$30,598

Historically for periods prior to January 1, 2019, we presented charges related to uncollectible lease revenue in operating expenses. With the adoption of ASU 2016-02, Leases, we are presenting such charges as an adjustment to revenue in our consolidated financial statements on a prospective basis, beginning with the three months ended March 31, 2019. For reported segment financial information, including for Established Communities as discussed below, we have also included such charges as an adjustment to revenue for all prior year periods presented in order to provide comparability.

Rental and other income increased in the three months ended March 31, 2019 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below. The change in classification of charges for uncollectible lease revenue, as described above, partially offsets the increase in rental and other income for the three months ended March 31, 2019 over the prior year period.

Consolidated Communities — The weighted average number of occupied apartment homes decreased to 71,994 apartment homes for the three months ended March 31, 2019, compared to 72,562 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,612 for the three months ended March 31, 2019 compared to $2,569 in the prior year period.

Established Communities — Rental revenue increased $15,311,000, or 3.4%, for the three months ended March 31, 2019 compared to the prior year period due to an increase in average rental rates of 3.5% to $2,614 per apartment home and a decrease in economic occupancy of 0.1% to 96.0%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for 22.0% of Established Community rental revenue for the three months ended March 31, 2019, and experienced an increase in rental revenue of 3.2% compared to the prior year period. Average rental rates increased 3.3% to $3,064 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.9% for the three months ended March 31, 2019, compared to the prior year period.

The Southern California region accounted for 21.8% of Established Community rental revenue for the three months ended March 31, 2019, and experienced an increase in rental revenue of 3.7% compared to the prior year period. Average rental rates increased 3.9% to $2,376 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.9% for the three months ended March 31, 2019, compared to the prior year period.

The Northern California region accounted for 20.3% of Established Community rental revenue for the three months ended March 31, 2019, and experienced an increase in rental revenue of 3.5% compared to the prior year period. Average rental rates increased 3.9% to $3,014 per apartment home, and were partially offset by a 0.4% decrease in economic occupancy to 96.3% for the three months ended March 31, 2019, compared to the prior year period.

The Mid-Atlantic region accounted for 15.6% of Established Community rental revenue for the three months ended March 31, 2019, and experienced an increase in rental revenue of 3.2% compared to the prior year period.  Average rental rates increased 2.5% to $2,218 per apartment home, and economic occupancy increased 0.7% to 96.3% for the three months ended March 31, 2019, compared to the prior year period.

The New England region accounted for 14.3% of Established Community rental revenue for the three months ended March 31, 2019, and experienced an increase in rental revenue of 3.2% compared to the prior year period. Average rental rates increased 3.3% to $2,580 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 95.4% for the three months ended March 31, 2019, compared to the prior year period.

The Pacific Northwest region accounted for 6.0% of Established Community rental revenue for the three months ended March 31, 2019, and experienced an increase in rental revenue of 4.8% compared to the prior year period. Average rental rates increased 5.1% to $2,327 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 96.4% for the three months ended March 31, 2019, compared to the prior year period.

Direct property operating expenses, excluding property taxes, decreased $8,819,000, or 7.9%, for the three months ended March 31, 2019 compared to the prior year period. The decrease for the three months ended March 31, 2019 is primarily due to decreases from dispositions in the prior and current year periods, as well as the change in classification of charges for uncollectible lease revenue, as described above. This decrease is partially offset by an increase in expenses related to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $194,000, or 0.2%, for the three months ended March 31, 2019 compared to the prior year period. The decrease for the three months ended March 31, 2019 is primarily due to decreased compensation and administrative expenses, utility costs and marketing costs, partially offset by an increase in repair and maintenance costs.

Property taxes increased $1,433,000, or 2.4%, for the three months ended March 31, 2019, compared to the prior year period. The increase for the three months ended March 31, 2019 is primarily due to the addition of newly developed and acquired apartment communities, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $422,000, or 0.9%, for the three months ended March 31, 2019, compared to the prior year period. The increase for the three months ended March 31, 2019 is primarily due to increased assessments in the current year period in the Company's East Coast markets, partially offset by decreased assessments and successful appeals in the Company's West Coast markets. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $1,017,000, or 5.1%, for the three months ended March 31, 2019, compared to the prior year period, primarily due to increased compensation related costs and spending on corporate initiatives in the current year period.

Interest expense, net decreased $7,221,000, or 13.1%, for the three months ended March 31, 2019, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decrease for the three months ended March 31, 2019 is primarily due to an increase in capitalized interest, as well as a decrease in outstanding secured and unsecured indebtedness in the current year period.

Depreciation expense increased $2,998,000, or 1.9%, for the three months ended March 31, 2019, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense decreased $743,000, or 5.1%, for the three months ended March 31, 2019, compared to the prior year period, primarily due to a gain from a legal settlement and a decrease in legal fees, partially offset by an increase in compensation related expenses.

Equity in (loss) income of unconsolidated real estate entities decreased $2,800,000, for the three months ended March 31, 2019, compared to the prior year period. The decrease for the three months ended March 31, 2019 is primarily due to non-cash charges, including depreciation of in-place leases, associated with purchase accounting within the NYTA MF Investors LLC unconsolidated venture (the "NYC Joint Venture"), which were not present in the prior year period.

Gain on sale of communities increased for the three months ended March 31, 2019 compared to the prior year period due to no sales in the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains (if not adjusted through FFO), non-core costs, and promoted interests;

•	casualty and impairment losses or gains, net on non-depreciable real estate;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	advocacy contributions, representing payments to promote our business interests;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed transaction costs, including residential for-sale condo activity;

•	income taxes; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2019	3/31/2018

Net income attributable to common stockholders	$170,366	$141,643
Depreciation - real estate assets, including joint venture adjustments	164,746	158,483
Distributions to noncontrolling interests	11	11
Gain on sale of previously depreciated real estate	(14,835)	—
FFO attributable to common stockholders	320,288	300,137

Adjusting items:
Joint venture promote (1)	—	(925)
Casualty gain, net on real estate	—	(58)
Business interruption insurance proceeds	(172)	—
Lost NOI from casualty losses covered by business interruption insurance (2)	—	898
Loss on extinguishment of consolidated debt	280	397
Advocacy contributions	—	303
Severance related costs	19	370
Development pursuit write-offs and expensed transaction costs, net	277	327
Residential for-sale condo activity	473	—
(Gain) loss on other real estate transactions, net	(267)	47
Legal settlements	(1,016)	300
Income taxes	(6)	—
Core FFO attributable to common stockholders	$319,876	$301,796

Weighted average common shares outstanding - diluted	138,832,201	138,153,170

EPS per common share - diluted	$1.23	$1.03
FFO per common share - diluted	$2.31	$2.17
Core FFO per common share - diluted	$2.30	$2.18
_________________________

(1)	Amounts represent our promoted interest in AvalonBay Value Added Fund II, L.P.

(2)	Amounts for the three months ended March 31, 2018 relate to the Maplewood casualty loss in Q1 2017, for which the Company recognized $3,495 in business interruption insurance proceeds in Q3 2017.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended
	3/31/2019	3/31/2018
Net cash provided by operating activities	$362,053	$315,913
Net cash used in investing activities	$(313,186)	$(319,280)
Net cash (used in) provided by financing activities	$(71,524)	$72,868

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

We had cash and cash equivalents and restricted cash of $195,207,000 at March 31, 2019, a decrease of $22,657,000 from $217,864,000 at December 31, 2018. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $362,053,000 for the three months ended March 31, 2019 from $315,913,000 for the three months ended March 31, 2018. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $313,186,000 for the three months ended March 31, 2019. The net cash used was primarily due to:

•	investment of $278,075,000 in the development and redevelopment of communities;

•	acquisition of one wholly-owned operating community for $91,548,000; and

•	capital expenditures of $20,557,000 for our operating communities and non-real estate assets.

These amounts are partially offset by proceeds from dispositions of $71,455,000.

Financing Activities — Net cash used in financing activities totaled $71,524,000 for the three months ended March 31, 2019.  The net cash used was primarily due to the payment of cash dividends in the amount of $203,499,000. This amount is partially offset by issuance of common stock in the amount of $155,561,000, primarily through CEP IV.

Variable Rate Unsecured Credit Facility

On February 28, 2019, we entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces our prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (3.26% at April 30, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of our unsecured notes. Under the prior credit facility, the stated pricing for drawn borrowings was LIBOR plus 0.825% per annum, and the stated spread over LIBOR could vary from LIBOR plus 0.80% to LIBOR plus 1.55% based upon the rating of our unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had $276,000,000 outstanding under the Credit Facility and had $36,835,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2019.

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

We were in compliance with these covenants at March 31, 2019.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP IV, we engaged sales agents who will receive compensation of up to 2.0% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 2.0% of the sales prices of all borrowed shares of common stock sold. As of April 30, 2019, we sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000. As of April 30, 2019, we had $696,895,000 remaining authorized for issuance under this program.

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

In February 2019, we amended and restated the $250,000,000 variable rate unsecured term loan that we originally entered into in February 2017, of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, which remained the same, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 0.85% that decreased from LIBOR plus 1.50%.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2019 and December 31, 2018 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2018	3/31/2019	2019	2020	2021	2022	2023	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$37,561	$37,422	$427	$596	$629	$663	$699	$34,408
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,761	99,622	427	596	629	663	699	96,608
Variable rate
Eaves Mission Viejo	2.67%	Jun-2025	(4)	7,635	7,635	—	—	—	—	—	7,635
AVA Nob Hill	2.65%	Jun-2025	(4)	20,800	20,800	—	—	—	—	—	20,800
Avalon Campbell	2.98%	Jun-2025	(4)	38,800	38,800	—	—	—	—	—	38,800
Eaves Pacifica	3.00%	Jun-2025	(4)	17,600	17,600	—	—	—	—	—	17,600
Avalon Acton	2.89%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	3.19%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.19%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.10%	May-2029	(4)	100,500	100,500	—	—	—	—	—	100,500
Avalon San Bruno I	3.08%	Dec-2037	(4)	64,450	64,450	—	—	—	—	—	64,450
				563,285	563,285	—	—	—	—	—	563,285
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	250,000	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	450,000	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	250,000	—
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	400,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	350,000	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
Avalon Walnut Creek	4.00%	Jul-2066		3,699	3,699	—	—	—	—	—	3,699
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,999	28,855	421	591	27,843	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	15,095	14,745	1,080	1,495	1,575	1,655	1,740	7,200
Avalon San Bruno III	3.18%	Jun-2020		52,090	51,772	946	50,826	—	—	—	—
Avalon Natick	3.15%	Apr-2019	(5)	13,482	13,394	13,394	—	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	67,904	—	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		67,085	66,680	66,680	—	—	—	—	—
				5,833,454	5,832,149	82,521	520,816	279,418	451,655	601,740	3,895,999

Variable rate
Avalon Natick	4.80%	Apr-2019	(4)(5)	34,155	33,929	33,929	—	—	—	—	—
Archstone Lexington	4.31%	Oct-2020		21,700	21,700	—	21,700	—	—	—	—
Term Loan - $100 million	3.58%	Feb-2022		100,000	100,000	—	—	—	100,000	—	—
Term Loan - $150 million	3.51%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	3.40%	Jan-2021		300,000	300,000	—	—	300,000	—	—	—
				605,855	605,629	33,929	21,700	300,000	100,000	—	150,000

Total indebtedness - excluding Credit Facility				$7,102,355	$7,100,685	$116,877	$543,112	$580,047	$552,318	$602,439	$4,705,892

_________________________

(1)	Rates are given as of March 31, 2019 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $42,673 and $44,007 as of March 31, 2019 and December 31, 2018, respectively, and deferred financing costs and debt discount associated with secured notes of $17,945 and $18,085 as of March 31, 2019 and December 31, 2018, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	In April 2019, we repaid this borrowing at par on its scheduled maturity date.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2019, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2019 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of March 31, 2019, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2019, detail of the real estate and associated funding underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYC Joint Venture
1. Avalon Bowery Place I - New York, NY		206	$208,287	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	86,500	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (4)		295	211,150	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (5)		305	127,194	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (5)		405	121,008	84,000	Fixed	4.01%	Jan 2029
Total NYC Joint Venture	20.0%	1,301	754,139	395,939		3.88%

Archstone Multifamily Partners AC LP (the "U.S. Fund)
1. Avalon Studio 4121 - Studio City, CA		149	57,151	28,135	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (6)		205	77,191	50,850	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,424	28,184	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	97,592	54,820	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	80,310	42,492	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	946	369,668	204,481		3.08%

Multifamily Partners AC JV LP (the “AC JV”)
1. Avalon North Point - Cambridge, MA (7)		426	188,739	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,849	—	N/A	N/A	N/A
Total AC JV	20.0%	529	215,588	111,653		6.00%

North Point II JV, LP
1. AVA North Point - Cambridge, MA		265	106,421	—	N/A	N/A	N/A
Total North Point II JV, LP	55.0%	265	106,421	—		N/A

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,471	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	22,051	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,854	125,051		3.27%

Total Unconsolidated Investments		3,659	$1,590,670	$837,124		3.88%
_____________________________

(1)	Represents total capitalized cost as of March 31, 2019.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2019.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. We adopted ASU 2016-02, Leases, as of January 1, 2019, and the prospective adoption of this standard did not have a material impact on our contractual lease obligations. Disclosures detailing the adoption and the associated contractual obligations can be found in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," and Note 7, "Commitments and Contingencies," of our Condensed Consolidated Financial Statements included elsewhere in this report. As of March 31, 2019, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2019, we owned or held a direct or indirect interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,170 apartment homes and 87,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,233,000,000. Additionally, we are pursuing a potential for-sale strategy of individual condominium units for the residential portion of the 15 West 61st Street development, which is currently under construction and contains 172 residential units and 67,000 square feet of retail space for a total capitalized cost of $620,000,000. We currently intend to own and operate the retail portion of the development. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Boonton Boonton, NJ	350	$91	Q3 2016	Q1 2019	Q1 2020	Q3 2020
2.	Avalon Belltown Towers (4) Seattle, WA	274	147	Q4 2016	Q2 2019	Q4 2019	Q2 2020
3.	Avalon Public Market Emeryville, CA	289	163	Q4 2016	Q3 2019	Q1 2020	Q3 2020
4.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q2 2019	Q1 2020	Q3 2020
5.	AVA Hollywood (4) Hollywood, CA	695	365	Q4 2016	Q3 2019	Q3 2020	Q1 2021
6.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
7.	Avalon Piscataway Piscataway, NJ	360	90	Q2 2017	Q3 2018	Q2 2019	Q4 2019
8.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
9.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q2 2019	Q1 2021	Q2 2021
10.	Avalon Walnut Creek II Walnut Creek, CA	200	109	Q4 2017	Q4 2019	Q2 2020	Q4 2020
11.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
12.	Avalon Saugus (4) Saugus, MA	280	93	Q2 2018	Q2 2019	Q1 2020	Q3 2020
13.	Avalon Doral Doral, FL	350	111	Q2 2018	Q2 2020	Q1 2021	Q3 2021
14.	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
15.	Avalon East Harbor Baltimore, MD	400	139	Q3 2018	Q4 2020	Q3 2021	Q1 2022
16.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q1 2020	Q3 2020	Q1 2021
17	Avalon Newcastle Commons II Newcastle, WA	293	106	Q4 2018	Q3 2020	Q1 2021	Q3 2021
18.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q2 2020	Q4 2020	Q1 2021
19.	Avalon Harrison (4) Harrison, NY	143	76	Q4 2018	Q4 2020	Q4 2021	Q1 2022
	Total	6,170	$2,233
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

(4)
Development communities containing at least 10,000 square feet of retail space include Avalon Belltown Towers (11,000 square feet), AVA Hollywood (19,000 square feet), Avalon Saugus (23,000 square feet) and Avalon Harrison (27,000 square feet).

During the three months ended March 31, 2019, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon at the Hingham Shipyard II Hingham, MA	190	$65	202,820	$320
2.	Avalon Sudbury Sudbury, MA	250	87	336,684	$258
	Total	440	$152
__________________________________

(1)	Total capitalized cost is as of March 31, 2019. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

We anticipate commencing the construction of nine apartment communities during the balance of 2019, which, if completed as expected, will contain 2,551 apartment homes and be constructed for a total capitalized cost of $899,000,000.

Redevelopment Communities

As of March 31, 2019, there were nine communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $159,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost ($ millions) (1)	Reconstruction start	Estimated reconstruction completion (2)	Estimated restabilized operations (3)
1.	Avalon Prudential Center II Boston, MA	266	$19	Q1 2017	Q4 2019	Q2 2020
2.	Avalon Ballston Square Arlington, VA	714	25	Q4 2017	Q3 2019	Q1 2020
3.	Eaves Seal Beach Seal Beach, CA	549	32	Q1 2018	Q4 2019	Q2 2020
4.	Eaves Redmond Campus Redmond, WA	422	24	Q1 2018	Q2 2019	Q4 2019
5.	Eaves Fairfax Towers Falls Church, VA	415	14	Q1 2018	Q4 2019	Q2 2020
6.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q1 2020	Q3 2020
7.	Avalon Court Melville, NY	494	15	Q1 2018	Q3 2019	Q1 2020
8.	Avalon Darien Darien, CT	189	7	Q1 2019	Q4 2019	Q2 2020
9.	Avalon New Canaan New Canaan, CT	104	5	Q1 2019	Q2 2019	Q4 2019
	Total	3,396	$159
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment and represents the aggregate of any multiple phase redevelopments.

(2)	Estimated reconstruction completion dates reflect all planned phases.

(3)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At March 31, 2019, we had $104,963,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $55,419,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 29 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2019 includes $89,342,000 in original land acquisition costs, net of any impairment loss recognized. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 10,050 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 21 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for two Development Rights we currently own the land on which a community would be built if we proceeded with development. In addition, six Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently associated with those operating communities. During the next 12 months we expect to commence construction of apartment communities on the Development Rights for which we currently own the land, with a carrying basis of $104,963,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the three months ended March 31, 2019, we incurred a charge of $1,095,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, and pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of March 31, 2019:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,214	$449
Metro NY/NJ	9	4,255	1,810
Mid-Atlantic	1	437	100
Pacific Northwest	2	552	162
Northern California	5	1,543	829
Southern California	4	1,444	653
Denver	2	605	194
Total	29	10,050	$4,197
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

•	we may be unsuccessful in our management of the U.S. Fund, the AC JV or the REIT vehicles that are used with each respective joint venture;

•	we may be unsuccessful in managing changes in our portfolio composition; and

•	our expectations, estimates and assumptions as of the date of this filing regarding outstanding legal proceedings are subject to change.

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

There have been no material changes to our exposures to market risk since December 31, 2018.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal controls over financial reporting.

As of January 1, 2019, the Company adopted ASU 2016-02, Leases. The Company implemented internal controls related to the lease accounting process, but there were no significant changes to the internal control over financial reporting due to the adoption of this new standard.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, onsite maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. The Company has filed an objection with the National Labor Relations Board contesting the election on various grounds.  Following the Westchester County election, Local 30 filed a petition to represent our non-management, onsite maintenance associates at our Connecticut operating communities; an election among such associates has not been scheduled yet. In each of Westchester County and Connecticut the number of associates who would be represented by Local 30, if the elections are successful, is 30 or fewer associates. The Company does not believe that these matters pertaining to Local 30 and their possible representation of our maintenance associates in Westchester County and Connecticut will have a material adverse effect on the Company's financial condition or its results of operations.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of our business. While no assurances can be given, the Company does not believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or its results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Form 10-K in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  There have been no material changes to our risk factors since December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2019	1,304	$191.27	—	$200,000
February 1 - February 28, 2019	227	$195.72	—	$200,000
March 1 - March 31, 2019	73,664	$194.28	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Indenture for Debt Securities, dated as of February 23, 2018, between the Company and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 of the Company (File No. 333-223183), filed February 23, 2018.)

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
Fifth Amended and Restated Revolving Loan Agreement, dated as of February 28, 2019, among the Company, as Borrower, Bank of America, N.A., as administrative agent, an issuing bank and a bank, JPMorgan Chase Bank, N.A., as an issuing bank, a bank and as a syndication agent, Wells Fargo Bank, N.A., as an issuing bank, a bank and a syndication agent, Barclays Bank PLC, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc.. and Citibank, N.A. as documentation agents, PNC Bank, National Association and SunTrust Bank as senior managing agents, TD Bank, N.A., Royal Bank of Canada and U.S. Bank National Association as managing agents, Branch Banking and Trust Company and The Bank of Nova Scotia as co-agents, each (or its affiliate) as a bank, and the other bank parties signatory thereto. (Incorporated by reference to Exhibit 1.2 to Form 8-K of the Company filed February 28, 2019.)

10.2	—
Amended and Restated Term Loan Agreement, dated as of February 28, 2019, among the Company, as Borrower, PNC Bank, National Association, as Administrative Agent and a bank, The Bank of New York Mellon, as a Syndication Agent and a bank, SunTrust Bank, as a Syndication agent and a bank, and a syndicate of other financial institutions, serving as banks. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed February 28, 2019.)

10.3	—
First Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated February 14, 2019. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed February 22, 2019.)

10.4	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in weightings, target levels of achievement, metrics, and performance time period used in the award agreement.) (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed February 22, 2019.)

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
XBRL (Extensible Business Reporting Language). The following materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	May 3, 2019	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 3, 2019	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)