Form 10-Q
period 2019-06-30
AVALONBAY COMMUNITIES INC
filed 2019-08-06
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,656,943 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2019.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2019	12/31/2018
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,137,471	$4,077,090
Buildings and improvements	15,988,751	15,651,035
Furniture, fixtures and equipment	757,243	696,200
	20,883,465	20,424,325
Less accumulated depreciation	(4,872,896)	(4,601,447)
Net operating real estate	16,010,569	15,822,878
Construction in progress, including land	1,939,808	1,768,132
Land held for development	18,606	84,712
Real estate assets held for sale, net	40,461	55,208
Total real estate, net	18,009,444	17,730,930

Cash and cash equivalents	243,576	91,659
Cash in escrow	86,468	126,205
Resident security deposits	35,084	31,816
Investments in unconsolidated real estate entities	208,519	217,432
Deferred development costs	60,217	47,443
Prepaid expenses and other assets	166,886	134,715
Right of use lease assets	122,381	—
Total assets	$18,932,575	$18,380,200

LIABILITIES AND EQUITY
Unsecured notes, net	$6,355,132	$5,905,993
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	997,085	1,134,270
Dividends payable	213,403	204,191
Payables for construction	104,545	96,983
Accrued expenses and other liabilities	258,486	297,700
Lease liabilities	138,163	—
Accrued interest payable	48,169	46,648
Resident security deposits	63,183	58,415
Liabilities related to real estate assets held for sale	541	150
Total liabilities	8,178,707	7,744,350

Commitments and contingencies

Redeemable noncontrolling interests	3,338	3,244

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2019 and December 31, 2018; zero shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2019 and December 31, 2018; 139,656,557 and 138,508,424 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,397	1,385
Additional paid-in capital	10,519,239	10,306,588
Accumulated earnings less dividends	262,548	350,777
Accumulated other comprehensive loss	(33,184)	(26,144)
Total stockholders' equity	10,750,000	10,632,606
Noncontrolling interests	530	—
Total equity	10,750,530	10,632,606
Total liabilities and equity	$18,932,575	$18,380,200

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Revenue:
Rental and other income	$576,149	$568,285	$1,141,194	$1,128,191
Management, development and other fees	1,114	954	2,252	1,841
Total revenue	577,263	569,239	1,143,446	1,130,032

Expenses:
Operating expenses, excluding property taxes	132,924	130,836	256,378	262,094
Property taxes	62,187	59,994	123,516	119,891
Interest expense, net	50,010	56,585	97,902	111,698
Loss on extinguishment of debt, net	229	642	509	1,039
Depreciation expense	162,693	156,685	324,749	315,743
General and administrative expense	18,965	15,209	32,671	29,640
Expensed transaction, development and other pursuit costs, net of recoveries	2,711	1,047	3,806	1,847
Casualty and impairment gain, net	—	—	—	(58)
Total expenses	429,719	420,998	839,531	841,894

Equity in income (loss) of unconsolidated real estate entities	197	789	(863)	2,529
Gain on sale of communities	20,530	105,201	35,365	105,201
Gain on other real estate transactions, net	34	370	300	323

Income before income taxes	168,305	254,601	338,717	396,191
Income tax expense (refund)	—	58	(6)	58

Net income	168,305	254,543	338,723	396,133
Net (income) loss attributable to noncontrolling interests	(24)	119	(76)	172

Net income attributable to common stockholders	$168,281	$254,662	$338,647	$396,305

Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(2,888)	—	(10,119)	11,499
Cash flow hedge losses reclassified to earnings	1,611	1,455	3,079	3,213
Comprehensive income	$167,004	$256,117	$331,607	$411,017

Earnings per common share - basic:
Net income attributable to common stockholders	$1.21	$1.84	$2.43	$2.87

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.21	$1.84	$2.43	$2.87

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2019	6/30/2018
Cash flows from operating activities:
Net income	$338,723	$396,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	324,749	315,743
Amortization of deferred financing costs	3,565	4,042
Amortization of debt discount	789	849
Loss on extinguishment of debt, net	509	1,039
Amortization of stock-based compensation	13,719	10,127
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	10,131	3,143
Casualty and impairment gain, net	—	(58)
Abandonment of development pursuits	1,285	725
Cash flow hedge losses reclassified to earnings	3,079	3,213
Gain on sale of real estate assets	(35,665)	(105,524)
Increase in resident security deposits, prepaid expenses and other assets	(24,241)	(3,875)
Increase (decrease) in accrued expenses, other liabilities and accrued interest payable	1,624	(260)
Net cash provided by operating activities	638,267	625,297

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(560,385)	(604,540)
Acquisition of real estate assets, including partnership interest	(152,260)	—
Capital expenditures - existing real estate assets	(48,006)	(37,081)
Capital expenditures - non-real estate assets	(4,222)	(1,896)
Increase in payables for construction	7,562	7,421
Proceeds from sale of real estate, net of selling costs	168,034	299,226
Insurance proceeds for property damage claims	—	58
Mortgage note receivable lending	(507)	(2,291)
Mortgage note receivable payments	978	27,511
Distributions from unconsolidated real estate entities	—	2,013
Investments in unconsolidated real estate entities	(1,218)	(7,102)
Net cash used in investing activities	(590,024)	(316,681)

Cash flows from financing activities:
Issuance of common stock, net	206,193	833
Dividends paid	(415,295)	(399,070)
Repayments of mortgage notes payable, including prepayment penalties	(137,653)	(59,314)
Issuance of unsecured notes	449,803	299,442
Payment of deferred financing costs	(10,668)	(3,345)
Payment of finance lease obligation	(535)	(535)
(Payment) receipt for termination of forward interest rate swaps	(12,309)	12,598
Contribution from noncontrolling interest	337	—
Payments related to tax withholding for share-based compensation	(14,286)	(10,524)
Distributions to DownREIT partnership unitholders	(23)	(22)
Distributions to joint venture and profit-sharing partners	(227)	(208)
Preferred interest obligation redemption and dividends	(1,400)	(480)
Net cash provided by (used in) financing activities	63,937	(160,625)

Net increase in cash and cash equivalents	112,180	147,991

Cash and cash equivalents and restricted cash, beginning of period	217,864	201,906
Cash and cash equivalents and restricted cash, end of period	$330,044	$349,897

Cash paid during the period for interest, net of amount capitalized	$88,948	$95,204
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the six months ended
	6/30/2019	6/30/2018
Cash and cash equivalents	$243,576	$101,565
Cash in escrow	86,468	248,332
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$330,044	$349,897

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2019:

•
As described in Note 4, "Equity," 150,359 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 77,287 shares valued at $15,145,000 were issued in connection with new stock grants; 1,092 shares valued at $208,000 were issued through the Company's dividend reinvestment plan; 75,195 shares valued at $14,206,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,438 restricted shares with an aggregate value of $250,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $212,822,000.

•
The Company recorded an increase of $269,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

•
The Company recorded an increase to other liabilities of $4,198,000, an increase in prepaid expenses and other assets of $18,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $3,079,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•
The Company recorded $122,276,000 of lease liabilities and offsetting right of use lease assets for its ground and office leases, upon the adoption of ASU 2016-02, Leases, as of January 1, 2019. For further discussion on the adoption of the guidance, see Note 1, "Organization, Basis of Presentation and Significant Accounting Policies."

During the six months ended June 30, 2018:

•
The Company issued 186,382 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,085 shares valued at $15,837,000 were issued in connection with new stock grants; 1,135 shares valued at $190,000 were issued through the Company's dividend reinvestment plan; 67,854 shares valued at $10,524,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,434 restricted shares with an aggregate value of $648,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At June 30, 2019, the Company owned or held a direct or indirect ownership interest in 273 operating apartment communities containing 79,161 apartment homes in 12 states and the District of Columbia, of which seven communities containing 3,026 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 21 communities under development that are expected to contain an aggregate of 7,023 apartment homes when completed, as well as a mixed-use project being developed in which the Company is currently pursuing a potential for-sale strategy of individual condominium units. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,004 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2018 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Basic and diluted shares outstanding
Weighted average common shares - basic	139,113,390	137,840,045	138,724,479	137,802,461
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	497,341	367,465	495,397	374,334
Weighted average common shares - diluted	139,618,231	138,215,010	139,227,376	138,184,295

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$168,281	$254,662	$338,647	$396,305
Net income allocated to unvested restricted shares	(435)	(727)	(935)	(1,167)
Net income attributable to common stockholders, adjusted	$167,846	$253,935	$337,712	$395,138

Weighted average common shares - basic	139,113,390	137,840,045	138,724,479	137,802,461

Earnings per common share - basic	$1.21	$1.84	$2.43	$2.87

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$168,281	$254,662	$338,647	$396,305
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	12	11	23	22
Adjusted net income attributable to common stockholders	$168,293	$254,673	$338,670	$396,327

Weighted average common shares - diluted	139,618,231	138,215,010	139,227,376	138,184,295

Earnings per common share - diluted	$1.21	$1.84	$2.43	$2.87

All options to purchase shares of common stock outstanding as of June 30, 2019 and 2018 are included in the computation of diluted earnings per share.

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

Legal and Other Contingencies

The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

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

The Company changed its presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity, reflecting those amounts as a component of rental and other income on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019. However, in accordance with its prospective adoption of the lease standard, the Company did not adjust the prior year period presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity as a component of operating expenses, excluding property taxes, on the on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018.

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

•
Gains or losses on sales of real estate - The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company does not have significant continuing involvement. A gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold. In addition, a gain or loss recognized on the sale of a nonfinancial asset to an unconsolidated entity is recognized at 100%, and not the Company’s proportionate ownership percentage.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2019 and 2018. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through June 30, 2019, or otherwise qualify as held for sale as of June 30, 2019, as described in Note 6, "Real Estate Disposition Activities." Additionally, as discussed above, the Company changed its presentation of charges for uncollectible lease revenue for the three and six months ended June 30, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Condensed Consolidated Statement of Comprehensive Income. In order to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented. See Note 8, "Segment Reporting," for further discussion (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended June 30, 2019
Management, development and other fees	$—	$—	$—	$1,114	$1,114
Rental and non-rental related income (2)	1,817	385	192	—	2,394
Total non-lease revenue (3)	1,817	385	192	1,114	3,508

Lease income (4)	455,732	75,126	39,871	—	570,729
Business interruption insurance proceeds	250	185	—	—	435

Total revenue	$457,799	$75,696	$40,063	$1,114	$574,672

For the period ended June 30, 2018
Management, development and other fees	$—	$—	$—	$954	$954
Rental and non-rental related income (2)	1,292	316	85	—	1,693
Total non-lease revenue (3)	1,292	316	85	954	2,647

Lease income (4)	442,294	58,818	31,880	—	532,992

Total revenue	$443,586	$59,134	$31,965	$954	$535,639

	For the six months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended June 30, 2019
Management, development and other fees	$—	$—	$—	$2,252	$2,252
Rental and non-rental related income (2)	3,373	1,047	332	—	4,752
Total non-lease revenue (3)	3,373	1,047	332	2,252	7,004

Lease income (4)	906,210	147,121	75,311	—	1,128,642
Business interruption insurance proceeds	404	203	—	—	607

Total revenue	$909,987	$148,371	$75,643	$2,252	$1,136,253

For the period ended June 30, 2018
Management, development and other fees	$—	$—	$—	$1,841	$1,841
Rental and non-rental related income (2)	2,218	907	148	—	3,273
Total non-lease revenue (3)	2,218	907	148	1,841	5,114

Lease income (4)	878,200	113,987	63,263	—	1,055,450

Total revenue	$880,418	$114,894	$63,411	$1,841	$1,060,564
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(2)
Amounts include revenue streams related to activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.

(3)	Represents all revenue accounted for under ASC 2014-09.

(4)	Amounts include all revenue streams derived from residential and retail rental income and other lease income, which are accounted for under ASU 2016-02.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2019.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $17,127,000 and $14,567,000 for the three months ended June 30, 2019 and 2018, respectively, and $34,716,000 and $27,731,000 for the six months ended June 30, 2019 and 2018, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of June 30, 2019 and December 31, 2018 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2019 and December 31, 2018, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	6/30/2019	12/31/2018

Fixed rate unsecured notes (1)	$5,850,000	$5,400,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	517,039	533,215
Variable rate mortgage notes payable - conventional and tax-exempt (2)	497,850	619,140
Total mortgage notes payable, unsecured notes and Term Loans	7,414,889	7,102,355
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,414,889	$7,102,355
_____________________________________

(1)
Balances at June 30, 2019 and December 31, 2018 exclude $9,346 and $9,879, respectively, of debt discount, and $35,522 and $34,128, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2019 and December 31, 2018 exclude $14,530 and $14,590, respectively, of debt discount, and $3,274 and $3,495, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

In addition to the Credit Facility discussed in this Form 10-Q, the following debt activity occurred during the six months ended June 30, 2019:

•
In February 2019, the Company amended and restated the $250,000,000 variable rate unsecured term loan that it originally entered into in February 2017, of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, which remained the same, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 0.85% that decreased from LIBOR plus 1.50%.

•	In April 2019, the Company repaid $13,363,000 of 2.99% fixed rate debt and $33,854,000 of variable rate debt secured by Avalon Natick at par on its maturity date.

•
In May 2019, the Company repaid $7,635,000 principal amount of variable rate debt secured by Eaves Mission Viejo at par in advance of its scheduled maturity date. The Company utilized $3,706,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, the Company repaid $20,800,000 principal amount of variable rate debt secured by AVA Nob Hill at par in advance of its scheduled maturity date. The Company utilized $10,584,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, the Company repaid $38,800,000 principal amount of variable rate debt secured by Avalon Campbell at par in advance of its scheduled maturity date. The Company utilized $22,622,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, the Company repaid $17,600,000 principal amount of variable rate debt secured by Eaves Pacifica at par in advance of its scheduled maturity date. The Company utilized $10,263,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, the Company issued $450,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $446,877,000. The notes mature in June 2029 and were issued at a 3.30% interest rate. The effective interest rate of the notes is 3.66%, including the impact of an interest rate hedge and offering costs.

In February 2019, the Company entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces its prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (3.15% at June 30, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of the Company's unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide the Company loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility as of June 30, 2019 and December 31, 2018. The Company had $35,461,000 and $39,810,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2019 and December 31, 2018, respectively. In addition, the Company had $100,000 outstanding in additional letters of credit as of June 30, 2019.

In the aggregate, secured notes payable mature at various dates from November 2019 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,667,725,000, excluding communities classified as held for sale, as of June 30, 2019).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was both 3.8% at June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 3.5% and 3.4% at June 30, 2019 and December 31, 2018, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2019 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2019	1,931	66,285	—	N/A
2020	8,782	140,429	400,000	3.625%
2021	9,304	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,577	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,508	—	525,000	3.450%
			300,000	3.500%
2026	13,545	—	475,000	2.950%
			300,000	2.900%
2027	13,575	186,505	400,000	3.350%
2028	20,607	—	450,000	3.200%
Thereafter	200,904	280,436	350,000	3.900%
			300,000	4.150%
			300,000	4.350%
			450,000	3.300%
	$313,390	$701,499	$6,400,000

The Company was in compliance at June 30, 2019 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2019 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2018	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606	$—	$10,632,606
Net income attributable to common stockholders	—	—	170,366	—	170,366	—	170,366
Loss on cash flow hedges, net	—	—	—	(7,231)	(7,231)	—	(7,231)
Cash flow hedge losses reclassified to earnings	—	—	—	1,468	1,468	—	1,468
Change in redemption value of redeemable noncontrolling interest	—	—	(224)	—	(224)	—	(224)
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,166)	—	(212,166)	—	(212,166)
Issuance of common stock, net of withholdings	9	143,202	(1,892)	—	141,319	—	141,319
Amortization of deferred compensation	—	7,861	—	—	7,861	—	7,861
Balance at March 31, 2019	$1,394	$10,457,651	$306,861	$(31,907)	$10,733,999	$—	$10,733,999
Net income attributable to common stockholders	—	—	168,281	—	168,281	—	168,281
Loss on cash flow hedges, net	—	—	—	(2,888)	(2,888)	—	(2,888)
Cash flow hedge losses reclassified to earnings	—	—	—	1,611	1,611	—	1,611
Change in redemption value of redeemable noncontrolling interest	—	—	(45)	—	(45)	—	(45)
Noncontrolling interest contribution	—	—	—	—	—	530	530
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,549)	—	(212,549)	—	(212,549)
Issuance of common stock, net of withholdings	3	50,803	—	—	50,806	—	50,806
Amortization of deferred compensation	—	10,785	—	—	10,785	—	10,785
Balance at June 30, 2019	$1,397	$10,519,239	$262,548	$(33,184)	$10,750,000	$530	$10,750,530

The following summarizes the changes in equity for the six months ended June 30, 2018 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2017	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046
Net income attributable to common stockholders	—	—	141,643	—	141,643
Gain on cash flow hedges, net	—	—	—	11,501	11,501
Cash flow hedge losses reclassified to earnings	—	—	—	1,756	1,756
Change in redemption value of redeemable noncontrolling interest	—	—	(63)	—	(63)
Dividends declared to common stockholders ($1.47 per share)	—	—	(203,166)	—	(203,166)
Issuance of common stock, net of withholdings	1	(12,286)	1,143	—	(11,142)
Amortization of deferred compensation	—	6,549	—	—	6,549
Balance at March 31, 2018	$1,382	$10,229,738	$128,166	$(24,162)	$10,335,124
Net income attributable to common stockholders	—	—	254,662	—	254,662
Cash flow hedge losses reclassified to earnings	—	—	—	1,455	1,455
Change in redemption value of redeemable noncontrolling interest	—	—	(291)	—	(291)
Dividends declared to common stockholders ($1.47 per share)	—	—	(203,472)	—	(203,472)
Issuance of common stock, net of withholdings	—	627	1	—	628
Amortization of deferred compensation	—	10,082	—	—	10,082
Balance at June 30, 2018	$1,382	$10,240,447	$179,066	$(22,707)	$10,398,188

As of June 30, 2019 and December 31, 2018, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2019, the Company:

i.	issued 69,686 shares of common stock in connection with stock options exercised;

ii.	issued 1,092 common shares through the Company's dividend reinvestment plan;

iii.	issued 150,359 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 994,634 shares under CEP IV and CEP V, as discussed below;

v.	withheld 75,195 common shares to satisfy employees' tax withholding and other liabilities;

vi.	issued 7,156 common shares through the Employee Stock Purchase Plan; and

vii.	canceled 1,438 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the six months ended June 30, 2019 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company was able to sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. In conjunction with CEP IV, the Company engaged sales agents who received compensation up to 2.0% of the gross sales price for shares sold.

In May 2019, the Company replaced CEP IV with a new continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. As of June 30, 2019, there are no outstanding forward sales agreements.

During the first quarter of 2019, the Company sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000 under CEP IV. The Company did not have any sales under CEP IV during the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company sold 239,580 shares at an average sales price of $208.70 per share, for net proceeds of $49,250,000 under CEP V. As of June 30, 2019, the Company had $950,000,000 remaining authorized for issuance under CEP V.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of June 30, 2019, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 55.0%, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	6/30/2019	12/31/2018
	(unaudited)
Assets:
Real estate, net	$1,368,946	$1,420,039
Other assets	197,107	45,142
Total assets	$1,566,053	$1,465,181

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$834,489	$837,311
Other liabilities	157,301	15,624
Partners' capital	574,263	612,246
Total liabilities and partners' capital	$1,566,053	$1,465,181

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
	(unaudited)		(unaudited)
Rental and other income	$35,958	$21,916	$71,268	$43,717
Operating and other expenses	(13,670)	(8,104)	(27,638)	(16,409)
Interest expense, net	(8,540)	(5,571)	(17,092)	(11,189)
Depreciation expense	(18,346)	(5,894)	(40,042)	(11,774)
Net (loss) income	$(4,598)	$2,347	$(13,504)	$4,345

In conjunction with the acquisition of the Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $30,544,000 and $31,188,000 at June 30, 2019 and December 31, 2018, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

During the six months ended June 30, 2019, the Company acquired two consolidated communities:

•	Avalon Southlands, located in Aurora, CO, which contains 338 apartment homes and was acquired for a purchase price of $91,250,000.

•	Avalon Cerritos, located in Cerritos, CA, which contains 132 apartment homes and was acquired for a purchase price of $60,500,000.

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

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that contains rental apartments, for-sale residential condominium units and related common elements. The Company owns a 70.0% interest in the venture, which represents a 100% interest in the rental apartments, and the venture partner owns the remaining 30.0% interest, which represents a 100% interest in the for-sale residential condominium units. The Company was responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs. The venture is considered a VIE, and the Company consolidates its interest in the rental apartments and common areas, which are included in total real estate, net on the accompanying Condensed Consolidated Balance Sheets. The development of Avalon Brooklyn Bay was completed during 2018. The Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units. Beginning in 2018, the mortgage note is being repaid by the venture partner with the proceeds the venture partner receives from the sales of the residential condominium units. The balances as of June 30, 2019 and December 31, 2018 were $12,272,000 and $12,819,000, respectively, representing outstanding principal and interest, net of repayments. These amounts are reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis.

As of June 30, 2019, the Company is pursuing a potential for-sale strategy of the individual condominium units for the residential portion of the 15 West 61st Street development, which is currently under construction and contains 172 residential units and 67,000 square feet of retail space for a projected total capitalized cost of $624,000,000. The Company expects to complete construction of both the residential and retail components of this development during 2019, and intends to own and operate the retail portion of the development. The Company incurred $945,000 and $158,000 during the three months ended June 30, 2019 and 2018, respectively, and $1,418,000 and $158,000 for the six months ended June 30, 2019 and 2018, respectively, in selling, general and administrative costs associated with 15 West 61st Street, included in expensed transaction, development and other pursuit costs, net of recoveries, on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Expensed Transaction, Development and Other Pursuit Costs and Casualty and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights and costs for pursuits where development is not yet considered probable, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $1,766,000 and $889,000 for the three months ended June 30, 2019 and 2018, respectively, and $2,388,000 and $1,689,000 for the six months ended June 30, 2019 and 2018, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and six months ended June 30, 2019 and 2018.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three and six months ended June 30, 2019 and 2018.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2019:

•
In January 2019, the Company sold Oakwood Arlington, located in Arlington, VA, containing an aggregate of 184 apartment homes for $70,000,000. The Company's gain on disposition was $16,382,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In January and March 2019, the Company sold two undeveloped land parcels for an aggregate sale price of $3,680,000. The Company recognized a gain on disposition of $214,000, reported in gain on other real estate transactions, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In April 2019, the Company sold Archstone Toscano, located in Houston, TX, containing an aggregate of 474 apartment homes for $98,000,000. The Company's gain on disposition was $20,604,000, reported in gain on sale of communities on accompanying Condensed Consolidated Statement of Comprehensive Income.

At June 30, 2019, the Company had one community that qualified as held for sale.

7. Commitments and Contingencies

Lease Obligations

The Company owns 11 apartment communities, one community under development, and two commercial properties, located on land subject to land leases expiring between October 2026 and March 2142. All of the ground leases, except for one of the apartment communities, are accounted for as operating leases, for which the Company recognizes rental expense on a straight-line basis over the lease term. These operating leases have varying rental escalation terms, primarily based on variables determined at future dates such as changes in the Consumer Price Index, and five of these leases have purchase options exercisable through 2095. In addition, the Company is party to 15 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases, two of which have been executed and do not commence until 2020.

As of June 30, 2019, the Company has total operating lease assets of $100,377,000 and lease obligations of $117,938,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,568,000 and $7,105,000 for the three and six months ended June 30, 2019, respectively, related to operating leases.

One apartment community is located on land subject to a land lease which is accounted for as a finance lease and has the option for the Company to purchase the land at some point during the lease term which expires in 2046. In addition to the leases described above, the Company is party to two leases for portions of parking garages, one adjacent to an apartment community and one adjacent to a community under development, accounted for as finance leases and subject to the Company's lease accounting policies discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies.” The Company has total finance lease assets of $22,004,000 and lease obligations of $20,225,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	27 years
Weighted-average remaining lease term - operating leases	54 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	4.45%

The following tables details the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and finance leases (dollars in thousands):

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter
Operating Lease Obligations	$6,676	$11,787	$13,432	$13,355	$12,810	$372,696
Finance Lease Obligations	538	1,077	1,080	1,082	1,084	41,220
	$7,214	$12,864	$14,512	$14,437	$13,894	$413,916

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$430,756	$117,938	$312,818
Finance Lease Obligations	46,081	20,225	25,856
	$476,837	$138,163	$338,674

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2019 and 2018 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net income	$168,305	$254,543	$338,723	$396,133
Indirect operating expenses, net of corporate income	23,018	19,677	42,740	38,636
Expensed transaction, development and other pursuit costs, net of recoveries	2,711	1,047	3,806	1,847
Interest expense, net	50,010	56,585	97,902	111,698
Loss on extinguishment of debt, net	229	642	509	1,039
General and administrative expense	18,965	15,209	32,671	29,640
Equity in (income) loss of unconsolidated real estate entities	(197)	(789)	863	(2,529)
Depreciation expense	162,693	156,685	324,749	315,743
Income tax expense (refund)	—	58	(6)	58
Casualty and impairment gain, net	—	—	—	(58)
Gain on sale of communities	(20,530)	(105,201)	(35,365)	(105,201)
Gain on other real estate transactions, net	(34)	(370)	(300)	(323)
Net operating income from real estate assets sold or held for sale	(1,495)	(19,680)	(4,077)	(40,377)
Net operating income	$403,675	$378,406	$802,215	$746,306

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Rental income from real estate assets sold or held for sale	$2,591	$30,024	$7,193	$61,857
Operating expenses from real estate assets sold or held for sale	(1,096)	(10,344)	(3,116)	(21,480)
Net operating income from real estate assets sold or held for sale	$1,495	$19,680	$4,077	$40,377

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2019. Segment information for the three and six months ended June 30, 2019 and 2018 has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through June 30, 2019, or otherwise qualify as held for sale as of June 30, 2019, as described in Note 6, "Real Estate Disposition Activities."

In addition to NOI, the Company's CODM considers total revenue in assessing each segment's performance. As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company changed its presentation of charges for uncollectible lease revenue beginning with the three and six months ended June 30, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Condensed Consolidated Statement of Comprehensive Income. Consistent with how the Company's CODM evaluates total revenue, and to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented in the following table. Total revenue for the three and six months ended June 30, 2018 as presented in the following table includes $3,576,000 and $7,611,000, respectively, of charges for uncollectible lease revenue.

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2019
Established
New England	$63,819	$41,907	$127,092	$83,715	$2,118,237
Metro NY/NJ	103,073	73,212	204,276	145,055	3,531,694
Mid-Atlantic	73,094	51,073	145,103	102,125	2,674,020
Pacific Northwest	28,224	20,605	56,026	40,815	987,121
Northern California	88,301	67,384	175,661	135,622	2,776,718
Southern California	101,288	72,593	201,829	145,288	3,589,188
Total Established	457,799	326,774	909,987	652,620	15,676,978

Other Stabilized	75,696	50,813	148,371	100,024	3,327,804
Development / Redevelopment	40,063	26,088	75,643	49,571	3,719,999
Land Held for Development	N/A	N/A	N/A	N/A	18,606
Non-allocated (2)	1,114	N/A	2,252	N/A	98,492

Total	$574,672	$403,675	$1,136,253	$802,215	$22,841,879

For the period ended June 30, 2018
Established
New England	$62,110	$40,750	$123,318	$80,441	$2,109,273
Metro NY/NJ	99,745	70,412	197,774	139,429	3,518,123
Mid-Atlantic	71,099	49,917	140,868	98,772	2,662,775
Pacific Northwest	26,894	19,142	53,381	37,766	984,029
Northern California	85,559	66,133	169,983	130,946	2,764,856
Southern California	98,179	71,482	195,094	141,082	3,561,270
Total Established	443,586	317,836	880,418	628,436	15,600,326

Other Stabilized	59,134	38,776	114,894	75,000	2,764,061
Development / Redevelopment	31,965	21,794	63,411	42,870	2,618,434
Land Held for Development	N/A	N/A	N/A	N/A	130,802
Non-allocated (2)	954	N/A	1,841	N/A	79,703

Total	$535,639	$378,406	$1,060,564	$746,306	$21,193,326
__________________________________

(1)	Does not include gross real estate assets held for sale of $77,030 as of June 30, 2019 and gross real estate either sold or classified as held for sale subsequent to June 30, 2018 of $1,153,352.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

9.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Details of the outstanding awards and activity are presented below.

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the six months ended June 30, 2019, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2018	124,212	$128.84
Exercised	(69,686)	128.50
Granted	—	—
Forfeited	—	—
Options Outstanding, June 30, 2019	54,526	$129.28
Options Exercisable, June 30, 2019	49,861	$126.30

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2018	267,129	$157.21
Granted (1)	79,840	200.69
Change in awards based on performance (2)	(16,760)	142.03
Converted to restricted stock or options	(73,072)	142.03
Forfeited	(154)	161.96
Outstanding at June 30, 2019	256,983	$176.03
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

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2018	160,411	$166.33	209,238
Granted - restricted stock shares	77,287	195.96	73,072
Vested - restricted stock shares	(77,244)	166.52	(110,366)
Forfeited	(1,438)	174.19	—
Outstanding at June 30, 2019	159,016	$180.57	171,944

Total employee stock-based compensation cost recognized in income was $13,129,000 and $9,843,000 for the six months ended June 30, 2019 and 2018, respectively, and total capitalized stock-based compensation cost was $5,374,000 and $5,490,000 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was a total unrecognized compensation cost of $41,250,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.3 years.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,114,000 and $954,000 for the three months ended June 30, 2019 and 2018, respectively, and $2,252,000 and $1,841,000 for the six months ended June 30, 2019 and 2018, respectively. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,271,000 and $2,519,000 as of June 30, 2019 and December 31, 2018, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $405,000 and $357,000 in the three months ended June 30, 2019 and 2018, respectively, and $830,000 and $746,000 in the six months ended June 30, 2019 and 2018, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $1,315,000 and $571,000 on June 30, 2019 and December 31, 2018, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2019 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges Interest Rate Swaps

Notional balance	$446,177	$250,000
Weighted average interest rate (1)	3.5%	N/A
Weighted average swapped/capped interest rate	6.5%	2.2%
Earliest maturity date	Jan 2021	Oct 2020
Latest maturity date	Nov 2021	Oct 2020
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

During the three and six months ended June 30, 2019, in conjunction with the issuance of the Company's 3.30% notes due 2029 in May 2019, the Company settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $12,309,000. The Company has deferred this amount in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the 10 year term of the debt.

In addition, during the three and six months ended June 30, 2019, the Company entered into $250,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2020.

As of June 30, 2019, the Company had $250,000,000 outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had four derivatives designated as cash flow hedges and five derivatives not designated as hedges at June 30, 2019. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2019 and 2018 were not material. During the six months ended June 30, 2019, the Company deferred $10,119,000 of losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Cash flow hedge losses reclassified to earnings	$1,611	$1,455	$3,079	$3,213

The Company anticipates reclassifying approximately $6,983,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of June 30, 2019 and 2018.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	6/30/2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Assets	$18	$—	$18	$—
Interest Rate Swaps - Liabilities	(4,198)	—	(4,198)	—
Puts	(341)	—	—	(341)
DownREIT units	(1,524)	(1,524)	—	—
Indebtedness
Fixed rate unsecured notes	(6,097,629)	(6,097,629)	—	—
Secured notes and variable rate unsecured indebtedness	(1,417,624)	—	(1,417,624)	—
Total	$(7,521,298)	$(6,099,153)	$(1,421,804)	$(341)

	12/31/2018
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Liabilities	(6,366)	—	(6,366)	—
Puts	(465)	—	—	(465)
DownREIT units	(1,305)	(1,305)	—	—
Indebtedness
Fixed rate unsecured notes	(5,268,277)	(5,268,277)	—	—
Secured notes and variable rate unsecured indebtedness	(1,505,876)	—	(1,505,876)	—
Total	$(6,782,287)	$(5,269,582)	$(1,512,240)	$(465)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July and August 2019, the Company had the following activity.

•
The Company sold AVA Stamford, a wholly-owned operating community, located in Stamford, CT. AVA Stamford contains 306 apartment homes, was sold for $105,000,000 and was classified as held for sale as of June 30, 2019.

•	The Company acquired Portico at Silver Spring Metro located in Silver Spring, MD, containing 151 apartment homes, for a purchase price of $43,450,000.

•
The Company entered into agreements to sell three wholly-owned operating communities containing an aggregate of 696 apartment homes and aggregate net real estate of $84,340,000 as of June 30, 2019, resulting in the communities qualifying as held for sale subsequent to June 30, 2019. The Company sold one of these communities, Archstone Lexington, located in Flower Mound, TX, containing 222 apartment homes for $45,100,000. The Company expects to complete the sales of the other two communities in the third quarter of 2019.

•
In conjunction with the disposition of Archstone Lexington, the Company repaid $21,700,000 principal amount of variable rate debt secured by Archstone Lexington at par in advance of its October 2020 maturity date.

•	The Company entered into a $30,250,000 fixed rate note secured by Avalon Cerritos, with a contractual interest rate of 3.26%, maturing in August 2029.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K").

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

Second Quarter 2019 Highlights

•
Net income attributable to common stockholders for the three months ended June 30, 2019 was $168,281,000, a decrease of $86,381,000, or 33.9%, as compared to the prior year period. The decrease is primarily due to a decrease in real estate sales and related gains and an increase in depreciation expense in the current year period, partially offset by an increase in NOI from communities across the portfolio and a decrease in interest expense over the prior year period.

•	Established Communities NOI for the three months ended June 30, 2019 was $326,774,000, an increase of $8,938,000, or 2.8%, over the prior year period.

At June 30, 2019, we owned or held a direct or indirect interest in:

•	21 communities under construction, which are expected to contain 7,023 apartment homes with a projected total capitalized cost of $2,578,000,000; and

•
land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 9,004 apartment homes, and will be developed for an aggregate total capitalized cost of $3,842,000,000.

During the three months ended June 30, 2019, we sold Archstone Toscano, a wholly-owned operating community located in Houston, TX, containing 474 apartment homes. Archstone Toscano was sold for $98,000,000, and our gain in accordance with GAAP was $20,604,000.

During the three months ended June 30, 2019, we acquired Avalon Cerritos, a wholly-owned operating community located in Cerritos, CA. Avalon Cerritos contains 132 apartment homes and was acquired for a purchase price of $60,500,000.

In July and August 2019, we sold two wholly-owned operating communities containing 528 apartment homes for $150,100,000, and acquired one wholly-owned operating community containing 151 apartment homes for $43,450,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2019 and 2018, Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2018, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of June 30, 2019 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of June 30, 2019, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	35	8,572
Metro NY/NJ	40	11,463
Mid-Atlantic	32	11,232
Pacific Northwest	16	4,116
Northern California	35	9,828
Southern California	53	14,689
Total Established	211	59,900

Other Stabilized Communities:
New England	6	1,763
Metro NY/NJ	8	2,021
Mid-Atlantic	5	1,477
Pacific Northwest	—	—
Northern California	6	2,407
Southern California	4	1,822
Expansion Markets	6	1,746
Non-Core	2	540
Total Other Stabilized	37	11,776

Lease-Up Communities	3	800

Redevelopment Communities	7	3,026

Unconsolidated Communities	15	3,659

Total Current Communities	273	79,161

Development Communities (1)	21	7,023

Total Communities	294	86,184

Development Rights	28	9,004
_________________________

(1)
Development Communities excludes the development of 15 West 61st Street, containing 172 residential units and 67,000 square feet of retail space. We are pursuing a potential for-sale strategy of individual condominium units for the residential portion, while we expect to maintain ownership of the retail portion.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities. Our operating results are also affected by capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2019 and 2018 follows (unaudited, dollars in thousands):

	For the three months ended				For the six months ended
	6/30/2019	6/30/2018	$ Change	% Change	6/30/2019	6/30/2018	$ Change	% Change

Revenue:
Rental and other income (1)	$576,149	$568,285	$7,864	1.4%	$1,141,194	$1,128,191	$13,003	1.2%
Management, development and other fees	1,114	954	160	16.8%	2,252	1,841	411	22.3%
Total revenue	577,263	569,239	8,024	1.4%	1,143,446	1,130,032	13,414	1.2%

Expenses:
Direct property operating expenses, excluding property taxes (1)	108,777	110,193	(1,416)	(1.3)%	211,362	221,600	(10,238)	(4.6)%
Property taxes	62,187	59,994	2,193	3.7%	123,516	119,891	3,625	3.0%
Total community operating expenses	170,964	170,187	777	0.5%	334,878	341,491	(6,613)	(1.9)%

Corporate-level property management and other indirect operating expenses	24,147	20,643	3,504	17.0%	45,016	40,494	4,522	11.2%
Expensed transaction, development and other pursuit costs, net of recoveries	2,711	1,047	1,664	158.9%	3,806	1,847	1,959	106.1%
Interest expense, net	50,010	56,585	(6,575)	(11.6)%	97,902	111,698	(13,796)	(12.4)%
Loss on extinguishment of debt, net	229	642	(413)	(64.3)%	509	1,039	(530)	(51.0)%
Depreciation expense	162,693	156,685	6,008	3.8%	324,749	315,743	9,006	2.9%
General and administrative expense	18,965	15,209	3,756	24.7%	32,671	29,640	3,031	10.2%
Casualty and impairment gain, net	—	—	—	—%	—	(58)	58	100.0%
Total other expenses	258,755	250,811	7,944	3.2%	504,653	500,403	4,250	0.8%

Equity in income (loss) of unconsolidated real estate entities	197	789	(592)	(75.0)%	(863)	2,529	(3,392)	(134.1)%
Gain on sale of communities	20,530	105,201	(84,671)	(80.5)%	35,365	105,201	(69,836)	(66.4)%
Gain on other real estate transactions, net	34	370	(336)	(90.8)%	300	323	(23)	(7.1)%
Income before income taxes	168,305	254,601	(86,296)	(33.9)%	338,717	396,191	(57,474)	(14.5)%
Income tax expense (refund)	—	58	(58)	(100.0)%	(6)	58	(64)	N/A (2)
Net income	168,305	254,543	(86,238)	(33.9)%	338,723	396,133	(57,410)	(14.5)%

Net (income) loss attributable to noncontrolling interests	(24)	119	(143)	N/A (2)	(76)	172	(248)	N/A (2)

Net income attributable to common stockholders	$168,281	$254,662	$(86,381)	(33.9)%	$338,647	$396,305	$(57,658)	(14.5)%
_________________________

(1)
Historically for periods prior to January 1, 2019, we presented charges for uncollectible lease revenue in direct property operating expenses, excluding property taxes. With the adoption of ASU 2016-02, Leases, we are presenting such charges as an adjustment to rental and other income in our consolidated financial statements on a prospective basis, as of January 1, 2019.

(2)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $86,381,000, or 33.9%, to $168,281,000 for the three months ended June 30, 2019 and decreased $57,658,000, or 14.5%, to $338,647,000 for the six months ended June 30, 2019 as compared to the prior year periods. The decreases for the three and six months ended June 30, 2019 are primarily due to decreases in real estate sales and related gains and increases in depreciation expense in the current year periods, partially offset by increases in NOI from communities across the portfolio and decreases in interest expense over the prior year periods.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2019 and 2018 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Net income	$168,305	$254,543	$338,723	$396,133
Indirect operating expenses, net of corporate income	23,018	19,677	42,740	38,636
Expensed transaction, development and other pursuit costs, net of recoveries	2,711	1,047	3,806	1,847
Interest expense, net	50,010	56,585	97,902	111,698
Loss on extinguishment of debt, net	229	642	509	1,039
General and administrative expense	18,965	15,209	32,671	29,640
Equity in (income) loss of unconsolidated real estate entities	(197)	(789)	863	(2,529)
Depreciation expense	162,693	156,685	324,749	315,743
Income tax expense (refund)	—	58	(6)	58
Casualty and impairment gain, net	—	—	—	(58)
Gain on sale of real estate assets	(20,530)	(105,201)	(35,365)	(105,201)
Gain on other real estate transactions, net	(34)	(370)	(300)	(323)
Net operating income from real estate assets sold or held for sale	(1,495)	(19,680)	(4,077)	(40,377)
Net operating income	$403,675	$378,406	$802,215	$746,306

The NOI changes for the three and six months ended June 30, 2019, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2019	6/30/2019

Established Communities	$8,938	$24,184
Other Stabilized Communities	12,037	25,024
Development and Redevelopment Communities	4,294	6,701
Total	$25,269	$55,909

Historically for periods prior to January 1, 2019, we presented charges related to uncollectible lease revenue in operating expenses. With the adoption of ASU 2016-02, Leases, we are presenting such charges as an adjustment to revenue in our consolidated financial statements on a prospective basis, as of January 1, 2019. For reported segment financial information, including for Established Communities as discussed below, we have also included such charges as an adjustment to revenue for all prior year periods presented in order to provide comparability.

Rental and other income increased in the three and six months ended June 30, 2019 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below. The change in classification of charges for uncollectible lease revenue, as described above, partially offsets the increase in rental and other income for the six months ended June 30, 2019 over the prior year period.

Consolidated Communities — The weighted average number of occupied apartment homes decreased to 72,323 apartment homes for the six months ended June 30, 2019, compared to 72,694 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,626 for the six months ended June 30, 2019 compared to $2,584 in the prior year period.

Established Communities — Rental revenue increased $28,935,000, or 3.3%, for the six months ended June 30, 2019 compared to the prior year period due to an increase in average rental rates of 3.5% to $2,633 per apartment home, partially offset by a decrease in economic occupancy of 0.2% to 96.0%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for 22.4% of Established Community rental revenue for the six months ended June 30, 2019, and experienced an increase in rental revenue of 3.1% compared to the prior year period. Average rental rates increased 3.1% to $3,083 per apartment home, and economic occupancy remained consistent at 96.1% for the six months ended June 30, 2019, compared to the prior year period. The New York State Housing Stability and Tenant Protection Act of 2019 (the “Act”), which was signed into law on June 14, 2019, now limits some of the fees we previously charged in New York State (including late fees and new lease application fees), eliminates our ability to raise rents on rent stabilized apartments up to the full legal rent when residents with a preferential rent renew their lease, and implements other changes that are expected to limit our rent increases on rent stabilized apartments and increase tenant rights generally. We expect the impact of the Act to be immaterial to our Metro New York/New Jersey results of operations.

The Southern California region accounted for 22.2% of Established Community rental revenue for the six months ended June 30, 2019, and experienced an increase in rental revenue of 3.4% compared to the prior year period. Average rental rates increased 3.7% to $2,385 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 95.9% for the six months ended June 30, 2019, compared to the prior year period.

The Northern California region accounted for 19.3% of Established Community rental revenue for the six months ended June 30, 2019, and experienced an increase in rental revenue of 3.3% compared to the prior year period. Average rental rates increased 3.9% to $3,093 per apartment home, and were partially offset by a 0.6% decrease in economic occupancy to 96.2% for the six months ended June 30, 2019, compared to the prior year period.

The Mid-Atlantic region accounted for 16.0% of Established Community rental revenue for the six months ended June 30, 2019, and experienced an increase in rental revenue of 3.0% compared to the prior year period.  Average rental rates increased 2.4% to $2,234 per apartment home, and economic occupancy increased 0.6% to 96.3% for the six months ended June 30, 2019, compared to the prior year period.

The New England region accounted for 14.0% of Established Community rental revenue for the six months ended June 30, 2019, and experienced an increase in rental revenue of 3.0% compared to the prior year period. Average rental rates increased 3.2% to $2,591 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.5% for the six months ended June 30, 2019, compared to the prior year period.

The Pacific Northwest region accounted for 6.1% of Established Community rental revenue for the six months ended June 30, 2019, and experienced an increase in rental revenue of 4.8% compared to the prior year period. Average rental rates increased 4.9% to $2,344 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.4% for the six months ended June 30, 2019, compared to the prior year period.

Direct property operating expenses, excluding property taxes, decreased $1,416,000, or 1.3%, and $10,238,000, or 4.6%, for the three and six months ended June 30, 2019 compared to the prior year periods. The decreases for the three and six months ended June 30, 2019 are primarily due to the change in classification of charges for uncollectible lease revenue, as described above, as well as decreases from dispositions in the prior and current year periods. The decreases are partially offset by increases in expenses related to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $4,074,000, or 5.1%, and $3,802,000, or 2.4%, for the three and six months ended June 30, 2019 compared to the prior year periods. The increases for the three and six months ended June 30, 2019 are primarily due to increased payroll and related benefit expenses, repair and maintenance costs and insurance costs, partially offset by decreased marketing costs.

Property taxes increased $2,193,000, or 3.7%, and $3,625,000, or 3.0%, for the three and six months ended June 30, 2019, compared to the prior year periods. The increases for the three and six months ended June 30, 2019 are primarily due to the addition of newly developed and acquired apartment communities, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $1,200,000, or 2.6%, and $1,582,000, or 1.7%, for the three and six months ended June 30, 2019, compared to the prior year periods. The increases for the three and six months ended June 30, 2019 are primarily due to increased assessments in the current year period in the Company's East Coast markets, partially offset by successful appeals in Metro New York/New Jersey in the current year periods and decreased tax rates in the Pacific Northwest. The increase for the six months ended June 30, 2019 is also partially offset by a successful appeal in Northern California in the current year. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $3,504,000, or 17.0%, and $4,522,000, or 11.2%, for the three and six months ended June 30, 2019, compared to the prior year periods, primarily due to increased compensation related costs and spending on corporate initiatives in the current year periods.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect abandoned pursuit costs, including costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from period to period. Expensed acquisition, development and other pursuit costs, net of recoveries, were $2,711,000 and $1,047,000 for the three months ended June 30, 2019 and 2018, respectively, and $3,806,000 and $1,847,000 for the six months ended June 30, 2019 and 2018, respectively. These amounts include selling, general and administrative costs associated with the potential for-sale strategy for the residential portion of the 15 West 61st Street development of $945,000 and $158,000 for the three months ended June 30, 2019 and 2018, respectively, and $1,418,000 and $158,000 for the six months ended June 30, 2019 and 2018, respectively.

Interest expense, net decreased $6,575,000, or 11.6%, and $13,796,000, or 12.4%, for the three and six months ended June 30, 2019, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decreases for the three and six months ended June 30, 2019 are primarily due to increases in capitalized interest in the current year periods, as well as decreases in outstanding secured and unsecured indebtedness.

Depreciation expense increased $6,008,000, or 3.8%, and $9,006,000, or 2.9%, for the three and six months ended June 30, 2019, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $3,756,000, or 24.7%, and $3,031,000, or 10.2%, for the three and six months ended June 30, 2019, compared to the prior year periods, primarily due to increases in compensation related expenses in the current year periods. The increase for the six months ended June 30, 2019 is partially offset by a gain from a legal settlement and a decrease in legal fees in the current year period.

Equity in income (loss) of unconsolidated real estate entities decreased $592,000 and $3,392,000 for the three and six months ended June 30, 2019, compared to the prior year periods. The decreases for the three and six months ended June 30, 2019 are primarily due to non-cash charges, including depreciation of in-place leases, associated with purchase accounting within the NYTA MF Investors LLC unconsolidated venture (the "NYC Joint Venture"), which were not present in the prior year periods.

Gain on sale of communities decreased for the three and six months ended June 30, 2019 compared to the prior year periods due to fewer sales in the current year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains (if not adjusted through FFO), non-core costs, and promoted interests;

•	casualty and impairment losses or gains, net on non-depreciable real estate;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	advocacy contributions, representing payments to promote our business interests;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed transaction costs,

•	potential residential for-sale condominium marketing and administrative costs and imputed carry cost;

•	income taxes; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018

Net income attributable to common stockholders	$168,281	$254,662	$338,647	$396,305
Depreciation - real estate assets, including joint venture adjustments	164,830	156,289	329,576	314,772
Distributions to noncontrolling interests	12	11	23	22
Gain on sale of previously depreciated real estate	(20,530)	(105,201)	(35,365)	(105,201)
FFO attributable to common stockholders	312,593	305,761	632,881	605,898

Adjusting items:
Joint venture losses	—	7	—	7
Joint venture promote (1)	—	—	—	(925)
Casualty gain, net on real estate	—	—	—	(58)
Business interruption insurance proceeds	(435)	—	(607)	—
Lost NOI from casualty losses covered by business interruption insurance (2)	—	832	—	1,730
Loss on extinguishment of consolidated debt	229	642	509	1,039
Advocacy contributions	—	303	—	606
Severance related costs	1,353	132	1,372	502
Development pursuit write-offs and expensed transaction costs, net	1,327	243	1,604	570
Potential residential for-sale condominium marketing and administrative costs	945	158	1,418	158
Potential residential for-sale condominium imputed carry cost (3)	506	—	506	—
(Gain) loss on other real estate transactions, net	(34)	(370)	(301)	(323)
Legal settlements	38	67	(978)	367
Income taxes	—	—	(6)	—
Core FFO attributable to common stockholders	$316,522	$307,775	$636,398	$609,571

Weighted average common shares outstanding - diluted	139,618,231	138,215,010	139,227,376	138,184,295

EPS per common share - diluted	$1.21	$1.84	$2.43	$2.87
FFO per common share - diluted	$2.24	$2.21	$4.55	$4.38
Core FFO per common share - diluted	$2.27	$2.23	$4.57	$4.41
_________________________

(1)	Amounts represent our promoted interest in AvalonBay Value Added Fund II, L.P.

(2)
Amounts for the three and six months ended June 30, 2018 relate to the Maplewood casualty loss in Q1 2017, for which the Company recognized $3,495 in business interruption insurance proceeds in Q3 2017.

(3)
Represents the imputed carry cost of potential for-sale residential condominium units where construction is complete and a potential for-sale condominium strategy is being pursued. We compute this adjustment by multiplying the total capitalized cost of completed and unsold potential for-sale residential condominium units by our weighted average unsecured debt rate.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Net cash provided by operating activities	$276,214	$309,384	$638,267	$625,297
Net cash (used in) provided by investing activities	$(276,838)	$2,599	$(590,024)	$(316,681)
Net cash provided by (used in) provided by financing activities	$135,461	$(233,493)	$63,937	$(160,625)

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

We had cash and cash equivalents and restricted cash of $330,044,000 at June 30, 2019, an increase of $112,180,000 from $217,864,000 at December 31, 2018. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $638,267,000 for the six months ended June 30, 2019 from $625,297,000 for the six months ended June 30, 2018. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $590,024,000 for the six months ended June 30, 2019. The net cash used was primarily due to:

•	investment of $560,385,000 in the development and redevelopment of communities;

•	acquisition of two wholly-owned operating communities for $152,260,000; and

•	capital expenditures of $52,228,000 for our operating communities and non-real estate assets.

These amounts are partially offset by proceeds from dispositions of $168,034,000.

Financing Activities — Net cash provided by financing activities totaled $63,937,000 for the six months ended June 30, 2019.  The net cash provided by was primarily due to:

•	proceeds from the issuance of unsecured notes in the amount of $449,803,000; and

•	the issuance of common stock in the amount of $206,193,000, primarily through CEP IV and CEP V.

These amounts are partially offset by:

•	payment of cash dividends in the amount of $415,295,000; and

•	the repayment of mortgage notes payable in the amount of $137,653,000.

Variable Rate Unsecured Credit Facility

On February 28, 2019, we entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces our prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (3.00% at July 31, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of our unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $21,422,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2019. In addition, we had $16,614,000 outstanding in additional letters of credit as of July 31, 2019.

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

We were in compliance with these covenants at June 30, 2019.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program ("CEP IV") under which we were able to sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. In conjunction with CEP IV, we engaged sales agents who received compensation up to 2.0% of the gross sales price for shares sold.

In May 2019, we replaced CEP IV with a new continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. As of June 30, 2019, there are no outstanding forward sales agreements.

During the first quarter of 2019, we sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000 under CEP IV. We did not have any sales under CEP IV during the three months ended June 30, 2019. During the three months ended June 30, 2019, we sold 239,580 shares at an average sales price of $208.70 per share, for net proceeds of $49,250,000 under CEP V. We have not engaged in sales activity subsequent to June 30, 2019. As of July 31, 2019, we had $950,000,000 remaining authorized for issuance under CEP V.

Forward Interest Rate Swap Agreements

During the six months ended June 30, 2019, in conjunction with the issuance of our 3.30% notes due 2029 in May 2019, we settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the unsecured notes, making a payment of $12,309,000.

During the six months ended June 30, 2019, the Company entered into $250,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2020, which are outstanding as of June 30, 2019. At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

In addition to the Credit Facility discussed in this Form 10-Q, the following debt activity occurred during the six months ended June 30, 2019:

•
In February 2019, we amended and restated the $250,000,000 variable rate unsecured term loan that we originally entered into in February 2017, of which $100,000,000 matures in February 2022 with stated pricing of LIBOR plus 0.90%, which remained the same, and $150,000,000 matures in February 2024 with stated pricing of LIBOR plus 0.85% that decreased from LIBOR plus 1.50%.

•	In April 2019, we repaid $13,363,000 of 2.99% fixed rate debt and $33,854,000 of variable rate debt secured by Avalon Natick at par on its maturity date.

•
In May 2019, we repaid $7,635,000 principal amount of variable rate debt secured by Eaves Mission Viejo at par in advance of its scheduled maturity date. We utilized $3,706,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, we repaid $20,800,000 principal amount of variable rate debt secured by AVA Nob Hill at par in advance of its scheduled maturity date. We utilized $10,584,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, we repaid $38,800,000 principal amount of variable rate debt secured by Avalon Campbell at par in advance of its scheduled maturity date. We utilized $22,622,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, we repaid $17,600,000 principal amount of variable rate debt secured by Eaves Pacifica at par in advance of its scheduled maturity date. We utilized $10,263,000 of restricted cash held in a principal reserve fund to repay a portion of the outstanding indebtedness.

•
In May 2019, we issued $450,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $446,877,000. The notes mature in June 2029 and were issued at a 3.30% interest rate. The effective interest rate of the notes is 3.66%, including the impact of the interest rate hedge discussed above and offering costs.

In August 2019, in conjunction with the disposition of the wholly-owned operating community, we repaid $21,700,000 principal amount of variable rate debt secured by Archstone Lexington at par in advance of its October 2020 maturity date. In addition, we entered into a $30,250,000 fixed rate note secured by Avalon Cerritos, with a contractual interest rate of 3.26%, maturing in August 2029.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2019 and December 31, 2018 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2018	6/30/2019	2019	2020	2021	2022	2023	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$37,561	$37,282	$287	$596	$629	$663	$699	$34,408
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,761	99,482	287	596	629	663	699	96,608
Variable rate
Eaves Mission Viejo	2.67%	Jun-2025	(5)	7,635	—	—	—	—	—	—	—
AVA Nob Hill	2.65%	Jun-2025	(5)	20,800	—	—	—	—	—	—	—
Avalon Campbell	2.98%	Jun-2025	(5)	38,800	—	—	—	—	—	—	—
Eaves Pacifica	3.00%	Jun-2025	(5)	17,600	—	—	—	—	—	—	—
Avalon Acton	3.06%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	3.59%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.59%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.50%	May-2029	(4)	100,500	98,200	—	4,700	5,200	5,600	6,100	76,600
Avalon San Bruno I	3.48%	Dec-2037	(4)	64,450	64,450	—	1,400	1,900	2,000	2,200	56,950
				563,285	476,150	—	6,100	7,100	7,600	8,300	447,050
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	250,000	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	450,000	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	250,000	—
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	400,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	350,000	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		—	450,000	—	—	—	—	—	450,000
Avalon Walnut Creek	4.00%	Jul-2066		3,699	3,699	—	—	—	—	—	3,699
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,999	28,719	284	591	27,844	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	15,095	14,390	725	1,495	1,575	1,655	1,740	7,200
Avalon San Bruno III	3.18%	Jun-2020		52,090	51,460	635	50,825	—	—	—	—
Avalon Natick	3.15%	Apr-2019	(6)	13,482	—	—	—	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	67,904	—	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019		67,085	66,285	66,285	—	—	—	—	—
				5,833,454	6,267,557	67,929	520,815	279,419	451,655	601,740	4,345,999

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2018	6/30/2019	2019	2020	2021	2022	2023	Thereafter

Variable rate
Avalon Natick	4.80%	Apr-2019	(6)	34,155	—	—	—	—	—	—	—
Archstone Lexington	4.13%	Oct-2020	(7)	21,700	21,700	—	21,700	—	—	—	—
Term Loan - $100 million	3.52%	Feb-2022		100,000	100,000	—	—	—	100,000	—	—
Term Loan - $150 million	3.44%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	3.21%	Jan-2021		300,000	300,000	—	—	300,000	—	—	—
				605,855	571,700	—	21,700	300,000	100,000	—	150,000

Total indebtedness - excluding Credit Facility				$7,102,355	$7,414,889	$68,216	$549,211	$587,148	$559,918	$610,739	$5,039,657
_________________________

(1)	Rates are given as of June 30, 2019 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,868 and $44,007 as of June 30, 2019 and December 31, 2018, respectively, and deferred financing costs and debt discount associated with secured notes of $17,804 and $18,085 as of June 30, 2019 and December 31, 2018, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	During 2019, we repaid this borrowing at par in advance of its scheduled maturity date.

(6)	During 2019, we repaid this borrowing at par on its scheduled maturity date.

(7)	In August 2019, we repaid this borrowing at par in advance of its scheduled maturity date in conjunction with the disposition of the community.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of June 30, 2019, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of June 30, 2019, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYC Joint Venture
1. Avalon Bowery Place I - New York, NY		206	$208,242	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	87,411	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (4)		295	210,649	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (5)		305	127,537	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (5)		405	121,182	84,000	Fixed	4.01%	Jan 2029
Total NYC Joint Venture	20.0%	1,301	755,021	395,939		3.88%

Archstone Multifamily Partners AC LP (the "U.S. Fund")
1. Avalon Studio 4121 - Studio City, CA		149	57,159	27,976	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (6)		205	77,191	50,400	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,426	28,000	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	97,736	54,510	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	80,337	42,253	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	946	369,849	203,139		3.08%

Multifamily Partners AC JV LP (the “AC JV”)
1. Avalon North Point - Cambridge, MA (7)		426	189,503	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,865	—	N/A	N/A	N/A
Total AC JV	20.0%	529	216,368	111,653		6.00%

North Point II JV, LP
1. AVA North Point - Cambridge, MA		265	106,855	—	N/A	N/A	N/A
Total North Point II JV, LP	55.0%	265	106,855	—		N/A

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,494	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,905	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,877	124,905		3.27%

Total Unconsolidated Investments		3,659	$1,592,970	$835,636		3.88%

_____________________________

(1)	Represents total capitalized cost as of June 30, 2019.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2019.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	Borrowing on this community is a variable rate loan which has been converted to a fixed rate borrowing with an interest rate swap.

(7)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. We adopted ASU 2016-02, Leases, as of January 1, 2019, and the prospective adoption of this standard did not have a material impact on our contractual lease obligations. Disclosures detailing the adoption and the associated contractual obligations can be found in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," and Note 7, "Commitments and Contingencies," of our Condensed Consolidated Financial Statements included elsewhere in this report. As of June 30, 2019, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2019, we owned or held a direct or indirect interest in 21 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 7,023 apartment homes and 94,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,578,000,000. Additionally, we are pursuing a potential for-sale strategy of individual condominium units for the residential portion of the 15 West 61st Street development, which is currently under construction and contains 172 residential units and 67,000 square feet of retail space for a projected total capitalized cost of $624,000,000. We currently intend to own and operate the retail portion of the development. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Boonton Boonton, NJ	350	$92	Q3 2016	Q1 2019	Q1 2020	Q3 2020
2.	Avalon Belltown Towers (4) Seattle, WA	274	147	Q4 2016	Q2 2019	Q4 2019	Q2 2020
3.	Avalon Public Market Emeryville, CA	289	163	Q4 2016	Q3 2019	Q1 2020	Q3 2020
4.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q2 2019	Q1 2020	Q3 2020
5.	AVA Hollywood (4) Hollywood, CA	695	365	Q4 2016	Q3 2019	Q3 2020	Q1 2021
6.	AVA Esterra Park Redmond, WA	323	91	Q2 2017	Q4 2018	Q3 2019	Q1 2020
7.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
8.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q3 2019	Q1 2021	Q2 2021
9.	Avalon Walnut Creek II Walnut Creek, CA	200	109	Q4 2017	Q4 2019	Q2 2020	Q4 2020
10.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
11.	Avalon Saugus (4) Saugus, MA	280	93	Q2 2018	Q2 2019	Q1 2020	Q3 2020
12.	Avalon Doral Doral, FL	350	113	Q2 2018	Q2 2020	Q1 2021	Q3 2021
13.	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
14.	Avalon East Harbor Baltimore, MD	400	139	Q3 2018	Q4 2020	Q3 2021	Q1 2022
15.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q1 2020	Q4 2020	Q1 2021
16.	Avalon Newcastle Commons II Newcastle, WA	293	106	Q4 2018	Q3 2020	Q1 2021	Q3 2021
17.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q3 2020	Q1 2021	Q3 2021
18.	Avalon Harrison (4) Harrison, NY	143	76	Q4 2018	Q4 2020	Q4 2021	Q1 2022
19.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q3 2022
20.	Avalon Foundry Row Owings Mills, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
21.	Avalon Marlborough II Marlborough, MA	123	42	Q2 2019	Q2 2020	Q4 2020	Q2 2021
	Total	7,023	$2,578
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

During the three months ended June 30, 2019, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Piscataway Piscataway, NJ	360	$91	399,492	$228
__________________________________

(1)	Total capitalized cost is as of June 30, 2019. We generally anticipate incurring additional costs associated with Development Communities that are customary for new developments.

We anticipate commencing the construction of six apartment communities during the balance of 2019, which, if completed as expected, will contain 1,200 apartment homes and be constructed for a total capitalized cost of $416,000,000.

Redevelopment Communities

As of June 30, 2019, there were seven communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $135,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost ($ millions) (1)	Reconstruction start	Estimated reconstruction completion (2)	Estimated restabilized operations (3)
1.	AVA Ballston Square Arlington, VA	714	$25	Q4 2017	Q3 2019	Q1 2020
2.	Eaves Seal Beach Seal Beach, CA	549	32	Q1 2018	Q4 2019	Q2 2020
3.	Eaves Redmond Campus Redmond, WA	422	24	Q1 2018	Q3 2019	Q1 2020
4.	Eaves Fairfax Towers Falls Church, VA	415	14	Q1 2018	Q4 2019	Q2 2020
5.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q1 2020	Q3 2020
6.	Avalon Melville Melville, NY	494	15	Q1 2018	Q3 2019	Q1 2020
7.	Avalon Darien Darien, CT	189	7	Q1 2019	Q4 2019	Q2 2020
	Total	3,026	$135
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment and represents the aggregate of any multiple phase redevelopments.

(2)	Estimated reconstruction completion dates reflect all planned phases.

(3)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At June 30, 2019, we had $18,606,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $60,217,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2019 includes $16,842,000 in original land acquisition costs, net of any impairment loss recognized. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,004 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 21 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for one Development Right we currently own the land on which a community would be built if we proceeded with development. In addition, six Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently adjacent to or directly associated with those operating communities. During the next 12 months we expect to commence construction of an apartment community on the Development Right for which we currently own the land, with a carrying basis of $16,150,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the six months ended June 30, 2019, we incurred a charge of $2,388,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, and pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of June 30, 2019:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,135	$420
Metro NY/NJ	10	4,364	1,861
Mid-Atlantic	—	—	—
Pacific Northwest	2	542	170
Northern California	4	1,254	736
Southern California	3	791	368
Denver	3	918	287
Total	28	9,004	$3,842
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

Many of our West Coast communities are located in the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. However, for any losses resulting from earthquakes at communities located in California or Washington, the loss limit is $200,000,000 for any single occurrence and in the annual aggregate. The deductible applicable to losses resulting from earthquakes occurring in California is five percent of the insured value of each damaged building subject to a minimum of $100,000 and a maximum of $25,000,000 per loss. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process which occurs on different dates throughout the calendar year.

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

We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for (i) 50% of the first $25,000,000 of losses (per occurrence) and 10% of the first $50,000,000 of loss (per occurrence) incurred by the master property insurance policy and (ii) covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance.

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

•
laws and regulations implementing rent control or rent stabilization, or otherwise limiting our ability to increase rents, charge fees or evict tenants, may impact our revenue or increase our costs; and

•	our expectations, estimates and assumptions as of the date of this filing regarding outstanding legal proceedings are subject to change.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. We have reassessed our critical accounting policies previously disclosed in Management's Discussion and Analysis and Results of Operations in our Form 10-K, and have determined that certain policies described in our Form 10-K no longer require complex or significant judgment in their application. As a result, we have updated our critical accounting policies to consist of the following: (i) cost capitalization and (ii) abandoned pursuit costs and asset impairment, as included in the discussion of our significant accounting policies found in Management's Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2018.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, on-site maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. The Company has filed an objection with the National Labor Relations Board contesting the election on various grounds.  Following the Westchester County election, Local 30 filed a petition to represent our non-management, on-site maintenance associates at our Connecticut operating communities, and the associates elected to not be represented by Local 30 in collective bargaining. The Company does not believe that these matters pertaining to Local 30 and their possible representation of our maintenance associates in Westchester County will have a material adverse effect on the Company's financial condition or its results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2019	—	$—	—	$200,000
May 1 - May 31, 2019	—	$—	—	$200,000
June 1 - June 30, 2019	—	$—	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015, and as further amended on February 16, 2017, November 13, 2017, and May 6, 2019. (Filed herewith.)

10.1+	—	Retirement Agreement by and between AvalonBay Communities, Inc. and Stephen W. Wilson, dated June 27, 2019. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed July 1, 2019.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	—	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.) (Filed herewith.)

_______________________________________________________________________________

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 6, 2019	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 6, 2019	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)