Form 10-Q
period 2019-09-30
AVALONBAY COMMUNITIES INC
filed 2019-11-05
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,661,795 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2019.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2019	12/31/2018
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,185,720	$4,077,090
Buildings and improvements	16,256,164	15,651,035
Furniture, fixtures and equipment	795,370	696,200
	21,237,254	20,424,325
Less accumulated depreciation	(5,003,393)	(4,601,447)
Net operating real estate	16,233,861	15,822,878
Construction in progress, including land	1,411,823	1,768,132
Land held for development	20,095	84,712
For-sale condominium inventory	453,686	—
Real estate assets held for sale, net	—	55,208
Total real estate, net	18,119,465	17,730,930

Cash and cash equivalents	246,425	91,659
Cash in escrow	88,329	126,205
Resident security deposits	34,172	31,816
Investments in unconsolidated real estate entities	207,204	217,432
Deferred development costs	74,388	47,443
Prepaid expenses and other assets	169,263	134,715
Right of use lease assets	121,221	—
Total assets	$19,060,467	$18,380,200

LIABILITIES AND EQUITY
Unsecured notes, net	$6,356,890	$5,905,993
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	1,004,389	1,134,270
Dividends payable	213,651	204,191
Payables for construction	93,593	96,983
Accrued expenses and other liabilities	304,676	297,700
Lease liabilities	136,705	—
Accrued interest payable	70,174	46,648
Resident security deposits	61,961	58,415
Liabilities related to real estate assets held for sale	—	150
Total liabilities	8,242,039	7,744,350

Commitments and contingencies

Redeemable noncontrolling interests	3,355	3,244

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2019 and December 31, 2018; zero shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2019 and December 31, 2018; 139,660,299 and 138,508,424 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,397	1,385
Additional paid-in capital	10,528,787	10,306,588
Accumulated earnings less dividends	329,323	350,777
Accumulated other comprehensive loss	(45,082)	(26,144)
Total stockholders' equity	10,814,425	10,632,606
Noncontrolling interests	648	—
Total equity	10,815,073	10,632,606
Total liabilities and equity	$19,060,467	$18,380,200

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Revenue:
Rental and other income	$586,382	$575,070	$1,727,576	$1,703,263
Management, development and other fees	1,231	912	3,484	2,752
Total revenue	587,613	575,982	1,731,060	1,706,015

Expenses:
Operating expenses, excluding property taxes	133,445	132,237	389,825	394,332
Property taxes	64,374	61,230	187,890	181,120
Interest expense, net	51,493	54,097	149,395	165,795
Loss on extinguishment of debt, net	93	1,678	602	2,717
Depreciation expense	165,463	156,538	490,213	472,282
General and administrative expense	12,769	14,744	45,440	44,384
Expensed transaction, development and other pursuit costs, net of recoveries	175	523	2,562	2,212
Casualty and impairment gain, net	—	(554)	—	(612)
Total expenses	427,812	420,493	1,265,927	1,262,230

Equity in income of unconsolidated real estate entities	1,643	10,031	780	12,560
Gain on sale of communities	130,484	27,243	165,849	132,444
Gain on other real estate transactions, net	73	12	374	335
For-sale condominium marketing and administrative costs	(1,108)	(339)	(2,526)	(497)

Income before income taxes	290,893	192,436	629,610	588,627
Income tax expense	11,184	29	11,178	87

Net income	279,709	192,407	618,432	588,540
Net (income) loss attributable to noncontrolling interests	(32)	79	(108)	251

Net income attributable to common stockholders	$279,677	$192,486	$618,324	$588,791

Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(13,644)	—	(23,763)	11,499
Cash flow hedge losses reclassified to earnings	1,746	1,466	4,825	4,679
Comprehensive income	$267,779	$193,952	$599,386	$604,969

Earnings per common share - basic:
Net income attributable to common stockholders	$2.00	$1.39	$4.44	$4.26

Earnings per common share - diluted:
Net income attributable to common stockholders	$2.00	$1.39	$4.43	$4.26

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2019	9/30/2018
Cash flows from operating activities:
Net income	$618,432	$588,540
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	490,213	472,282
Amortization of deferred financing costs	5,458	6,066
Amortization of debt discount	1,186	1,259
Loss on extinguishment of debt, net	602	2,717
Amortization of stock-based compensation	20,810	15,617
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	10,787	4,514
Casualty and impairment gain, net	—	(58)
Abandonment of development pursuits	1,080	725
Cash flow hedge losses reclassified to earnings	4,825	4,679
Gain on sale of real estate assets	(166,223)	(141,415)
Decrease in resident security deposits, prepaid expenses and other assets	(29,804)	(4,509)
Increase in accrued expenses, other liabilities and accrued interest payable	57,556	30,140
Net cash provided by operating activities	1,014,922	980,557

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(791,551)	(864,550)
Acquisition of real estate assets, including partnership interest	(286,804)	(84,088)
Capital expenditures - existing real estate assets	(92,825)	(59,950)
Capital expenditures - non-real estate assets	(4,223)	(2,142)
(Decrease) increase in payables for construction	(3,390)	6,946
Proceeds from sale of real estate, net of selling costs	421,735	466,187
Insurance proceeds for property damage claims	—	58
Mortgage note receivable lending	(565)	(2,880)
Mortgage note receivable payments	978	50,929
Distributions from unconsolidated real estate entities	694	2,013
Investments in unconsolidated real estate entities	(1,253)	(7,979)
Net cash used in investing activities	(757,204)	(495,456)

Cash flows from financing activities:
Issuance of common stock, net	207,789	1,224
Dividends paid	(627,467)	(602,152)
Net borrowings under unsecured credit facility	—	56,000
Issuance of mortgage notes payable	30,250	—
Repayments of mortgage notes payable, including prepayment penalties	(160,709)	(157,164)
Issuance of unsecured notes	449,804	299,442
Payment of deferred financing costs	(10,910)	(3,347)
(Payment) receipt for termination of forward interest rate swaps	(12,309)	12,598
Contribution from noncontrolling interest	455	—
Payments related to tax withholding for share-based compensation	(15,961)	(10,543)
Distributions to DownREIT partnership unitholders	(34)	(33)
Distributions to joint venture and profit-sharing partners	(336)	(321)
Preferred interest obligation redemption and dividends	(1,400)	(1,120)
Net cash used in financing activities	(140,828)	(405,416)

Net increase in cash and cash equivalents	116,890	79,685

Cash and cash equivalents and restricted cash, beginning of period	217,864	201,906
Cash and cash equivalents and restricted cash, end of period	$334,754	$281,591

Cash paid during the period for interest, net of amount capitalized	$114,400	$130,361
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the nine months ended
	9/30/2019	9/30/2018
Cash and cash equivalents	$246,425	$55,887
Cash in escrow	88,329	225,704
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$334,754	$281,591

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2019:

•
As described in Note 4, "Equity," 150,359 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 77,287 shares valued at $15,145,000 were issued in connection with new stock grants; 1,594 shares valued at $314,000 were issued through the Company's dividend reinvestment plan; 83,602 shares valued at $15,961,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,730 restricted shares with an aggregate value of $305,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $213,070,000.

•
The Company recorded an increase of $382,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

•
The Company recorded an increase to other liabilities of $17,824,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $4,825,000 of cash flow hedge losses from other comprehensive loss to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•
The Company recorded $122,276,000 of lease liabilities and offsetting right of use lease assets for its ground and office leases, upon the adoption of ASU 2016-02, Leases, as of January 1, 2019. For further discussion on the adoption of the guidance, see Note 1, "Organization, Basis of Presentation and Significant Accounting Policies."

During the nine months ended September 30, 2018:

•
The Company issued 187,010 shares of common stock as part of the Company's stock-based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,713 shares valued at $15,950,000 were issued in connection with new stock grants; 1,713 shares valued at $290,000 were issued through the Company's dividend reinvestment plan; 67,963 shares valued at $10,543,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,622 restricted shares with an aggregate value of $679,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At September 30, 2019, the Company owned or held a direct or indirect ownership interest in 272 operating apartment communities containing 78,947 apartment homes in 11 states and the District of Columbia, of which five communities containing 1,818 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 20 communities under development that are expected to contain an aggregate of 6,700 apartment homes when completed, as well as a mixed-use project being developed, which contains 172 for-sale residential condominiums and 67,000 square feet of retail space. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 31 communities that, if developed as expected, will contain an estimated 9,994 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2018 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Basic and diluted shares outstanding
Weighted average common shares - basic	139,340,142	137,848,788	138,931,955	137,818,076
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	505,032	466,776	498,609	405,148
Weighted average common shares - diluted	139,852,674	138,323,064	139,438,064	138,230,724

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$279,677	$192,486	$618,324	$588,791
Net income allocated to unvested restricted shares	(704)	(555)	(1,655)	(1,722)
Net income attributable to common stockholders, adjusted	$278,973	$191,931	$616,669	$587,069

Weighted average common shares - basic	139,340,142	137,848,788	138,931,955	137,818,076

Earnings per common share - basic	$2.00	$1.39	$4.44	$4.26

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$279,677	$192,486	$618,324	$588,791
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	11	11	34	33
Adjusted net income attributable to common stockholders	$279,688	$192,497	$618,358	$588,824

Weighted average common shares - diluted	139,852,674	138,323,064	139,438,064	138,230,724

Earnings per common share - diluted	$2.00	$1.39	$4.43	$4.26

All options to purchase shares of common stock outstanding as of September 30, 2019 and 2018 are included in the computation of diluted earnings per share.

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

Income Taxes

Taxable income from non-REIT activities performed through taxable REIT subsidiaries ("TRS") is subject to federal, state and local income taxes. During the three and nine months ended September 30, 2019, the Company recognized income tax expense of $11,184,000 and $11,178,000, respectively, related to its activities primarily through its TRS. The income tax expense was primarily due to (i) a deferred tax liability of $6,645,000 for the Company's for-sale development, The Park Loggia (previously referred to as 15 West 61st Street), and (ii) additional expense of $4,539,000, associated with the disposition of two wholly-owned operating communities as well as deferred tax liabilities related to our sustainability initiatives, which were transacted through the Company’s TRS. See Note 5, "Investments in Real Estate Entities" for further discussion of The Park Loggia development, and Note 6, "Real Estate Disposition Activities," for further discussion of the disposition activity.

For-Sale Condominium Inventory

In conjunction with the Company’s election to proceed with the sale of the residential condominiums of The Park Loggia development, the Company reclassified the associated real estate to for-sale condominium inventory based on the condominiums' relative fair value to the overall development, as presented on the accompanying Condensed Consolidated Balance Sheets. The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed in Note 5, "Investments in Real Estate Entities."

Leases

The Company is party to leases as both a lessor and a lessee, primarily as follows:

•	lessor of residential and retail space within its apartment communities; and

•	lessee under (i) ground leases for land underlying current operating or development communities and (ii) office leases for its corporate headquarters and regional offices.

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

The Company changed its presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity, reflecting those amounts as a component of rental and other income on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019. However, in accordance with its prospective adoption of the lease standard, the Company did not adjust the prior year period presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity as a component of operating expenses, excluding property taxes, on the on the accompanying Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018.

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

Also in conjunction with the implementation of the standard, the Company elected to apply the following practical expedients for lessors, making an accounting policy election:

•
by class of underlying asset for retail and residential leases, to not separate non-lease components from lease components and instead to account for each separate lease and non-lease component as a single lease component;

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2019 and 2018. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through September 30, 2019, or otherwise qualify as held for sale as of September 30, 2019, as described in Note 6, "Real Estate Disposition Activities." Additionally, as discussed above, the Company changed its presentation of charges for uncollectible lease revenue for the three and nine months ended September 30, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Condensed Consolidated Statement of Comprehensive Income. In order to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented. See Note 8, "Segment Reporting," for further discussion (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended September 30, 2019
Management, development and other fees	$—	$—	$—	$1,231	$1,231
Rental and non-rental related income (2)	1,520	638	234	—	2,392
Total non-lease revenue (3)	1,520	638	234	1,231	3,623

Lease income (4)	459,713	75,782	46,216	—	581,711
Business interruption insurance proceeds	—	307	—	—	307

Total revenue	$461,233	$76,727	$46,450	$1,231	$585,641

For the period ended September 30, 2018
Management, development and other fees	$—	$—	$—	$912	$912
Rental and non-rental related income (2)	1,160	610	78	—	1,848
Total non-lease revenue (3)	1,160	610	78	912	2,760

Lease income (4)	447,892	60,838	33,145	—	541,875

Total revenue	$449,052	$61,448	$33,223	$912	$544,635

	For the nine months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended September 30, 2019
Management, development and other fees	$—	$—	$—	$3,484	$3,484
Rental and non-rental related income (2)	4,890	1,656	566	—	7,112
Total non-lease revenue (3)	4,890	1,656	566	3,484	10,596

Lease income (4)	1,364,232	217,954	121,527	—	1,703,713
Business interruption insurance proceeds	404	510	—	—	914

Total revenue	$1,369,526	$220,120	$122,093	$3,484	$1,715,223

For the period ended September 30, 2018
Management, development and other fees	$—	$—	$—	$2,752	$2,752
Rental and non-rental related income (2)	3,379	1,506	226	—	5,111
Total non-lease revenue (3)	3,379	1,506	226	2,752	7,863

Lease income (4)	1,324,445	169,960	96,407	—	1,590,812

Total revenue	$1,327,824	$171,466	$96,633	$2,752	$1,598,675
__________________________________

(1)	Revenue represents third-party property management, asset management, developer fees and miscellaneous income which are not allocated to a reportable segment.

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

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2019.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $15,443,000 and $16,277,000 for the three months ended September 30, 2019 and 2018, respectively, and $50,159,000 and $44,008,000 for the nine months ended September 30, 2019 and 2018, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans ("Term Loans") and Credit Facility, as defined below, as of September 30, 2019 and December 31, 2018 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2019 and December 31, 2018, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	9/30/2019	12/31/2018

Fixed rate unsecured notes (1)	$5,850,000	$5,400,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	546,082	533,215
Variable rate mortgage notes payable - conventional and tax-exempt (2)	476,150	619,140
Total mortgage notes payable, unsecured notes and Term Loans	7,422,232	7,102,355
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,422,232	$7,102,355
_____________________________________

(1)
Balances at September 30, 2019 and December 31, 2018 exclude $8,977 and $9,879, respectively, of debt discount, and $34,133 and $34,128, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at September 30, 2019 and December 31, 2018 exclude $14,501 and $14,590, respectively, of debt discount, and $3,342 and $3,495, respectively, of deferred financing costs, as reflected in mortgage notes payable on the accompanying Condensed Consolidated Balance Sheets.

In addition to the Credit Facility discussed in this Form 10-Q, the following debt activity occurred during the nine months ended September 30, 2019:

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

•
In August 2019, as part of the tax-deferred exchange associated with the disposition of Archstone Lexington and acquisition of Avalon Cerritos, the Company (i) repaid $21,700,000 principal amount of variable rate debt secured by Archstone Lexington at par in advance of its scheduled maturity date and (ii) entered into a $30,250,000 fixed rate note secured by Avalon Cerritos, with a contractual interest rate of 3.26%, maturing in August 2029. See Note 6, "Real Estate Disposition Activities," and Note 5, "Investments in Real Estate Entities," for further discussion of the disposition and acquisition activity.

In February 2019, the Company entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces its prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (2.79% at September 30, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of the Company's unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide the Company loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility as of September 30, 2019 and December 31, 2018. The Company had $17,813,000 and $39,810,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2019 and December 31, 2018, respectively. In addition, the Company had $18,964,000 outstanding in additional letters of credit as of September 30, 2019.

In the aggregate, secured notes payable mature at various dates from November 2019 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,693,511,000, excluding communities classified as held for sale, as of September 30, 2019).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was both 3.8% at September 30, 2019 and December 31, 2018, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 3.2% and 3.4% at September 30, 2019 and December 31, 2018, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2019 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2019	975	65,886	—	N/A
2020	8,782	118,729	400,000	3.625%
2021	9,304	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,577	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,508	—	525,000	3.450%
			300,000	3.500%
2026	13,545	—	475,000	2.950%
			300,000	2.900%
2027	13,575	186,505	400,000	3.350%
2028	20,607	—	450,000	3.200%
Thereafter	200,904	310,834	350,000	3.900%
			300,000	4.150%
			300,000	4.350%
			450,000	3.300%
	$312,434	$709,798	$6,400,000

The Company was in compliance at September 30, 2019 with customary financial and other covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2019 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2018	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606	$—	$10,632,606
Net income attributable to common stockholders	—	—	170,366	—	170,366	—	170,366
Loss on cash flow hedges, net	—	—	—	(7,231)	(7,231)	—	(7,231)
Cash flow hedge losses reclassified to earnings	—	—	—	1,468	1,468	—	1,468
Change in redemption value of redeemable noncontrolling interest	—	—	(224)	—	(224)	—	(224)
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,166)	—	(212,166)	—	(212,166)
Issuance of common stock, net of withholdings	9	143,202	(1,892)	—	141,319	—	141,319
Amortization of deferred compensation	—	7,861	—	—	7,861	—	7,861
Balance at March 31, 2019	$1,394	$10,457,651	$306,861	$(31,907)	$10,733,999	$—	$10,733,999
Net income attributable to common stockholders	—	—	168,281	—	168,281	—	168,281
Loss on cash flow hedges, net	—	—	—	(2,888)	(2,888)	—	(2,888)
Cash flow hedge losses reclassified to earnings	—	—	—	1,611	1,611	—	1,611
Change in redemption value of redeemable noncontrolling interest	—	—	(45)	—	(45)	—	(45)
Noncontrolling interest contribution	—	—	—	—	—	530	530
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,549)	—	(212,549)	—	(212,549)
Issuance of common stock, net of withholdings	3	50,803	—	—	50,806	—	50,806
Amortization of deferred compensation	—	10,785	—	—	10,785	—	10,785
Balance at June 30, 2019	$1,397	$10,519,239	$262,548	$(33,184)	$10,750,000	$530	$10,750,530
Net income attributable to common stockholders	—	—	279,677	—	279,677	—	279,677
Loss on cash flow hedges, net	—	—	—	(13,644)	(13,644)	—	(13,644)
Cash flow hedge losses reclassified to earnings	—	—	—	1,746	1,746	—	1,746
Change in redemption value of redeemable noncontrolling interest	—	—	(113)	—	(113)	—	(113)
Noncontrolling interest contribution	—	—	—	—	—	118	118
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,526)	—	(212,526)	—	(212,526)
Issuance of common stock, net of withholdings	—	(454)	(263)	—	(717)	—	(717)
Amortization of deferred compensation	—	10,002	—	—	10,002	—	10,002
Balance at September 30, 2019	$1,397	$10,528,787	$329,323	$(45,082)	$10,814,425	$648	$10,815,073

The following summarizes the changes in equity for the nine months ended September 30, 2018 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2017	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046
Net income attributable to common stockholders	—	—	141,643	—	141,643
Gain on cash flow hedges, net	—	—	—	11,501	11,501
Cash flow hedge losses reclassified to earnings	—	—	—	1,756	1,756
Change in redemption value of redeemable noncontrolling interest	—	—	(63)	—	(63)
Dividends declared to common stockholders ($1.47 per share)	—	—	(203,166)	—	(203,166)
Issuance of common stock, net of withholdings	1	(12,286)	1,143	—	(11,142)
Amortization of deferred compensation	—	6,549	—	—	6,549
Balance at March 31, 2018	$1,382	$10,229,738	$128,166	$(24,162)	$10,335,124
Net income attributable to common stockholders	—	—	254,662	—	254,662
Cash flow hedge losses reclassified to earnings	—	—	—	1,455	1,455
Change in redemption value of redeemable noncontrolling interest	—	—	(291)	—	(291)
Dividends declared to common stockholders ($1.47 per share)	—	—	(203,472)	—	(203,472)
Issuance of common stock, net of withholdings	—	627	1	—	628
Amortization of deferred compensation	—	10,082	—	—	10,082
Balance at June 30, 2018	$1,382	$10,240,447	$179,066	$(22,707)	$10,398,188
Net income attributable to common stockholders	—	—	192,486	—	192,486
Cash flow hedge losses reclassified to earnings	—	—	—	1,466	1,466
Change in redemption value of redeemable noncontrolling interest	—	—	(272)	—	(272)
Dividends declared to common stockholders ($1.47 per share)	—	—	(203,334)	—	(203,334)
Issuance of common stock, net of withholdings	—	442	—	—	442
Amortization of deferred compensation	—	8,422	—	—	8,422
Balance at September 30, 2018	$1,382	$10,249,311	$167,946	$(21,241)	$10,397,398

As of September 30, 2019 and December 31, 2018, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2019, the Company:

i.	issued 81,626 shares of common stock in connection with stock options exercised;

ii.	issued 1,594 common shares through the Company's dividend reinvestment plan;

iii.	issued 150,359 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 994,634 shares under CEP IV and CEP V, as discussed below;

v.	issued 1,838 common shares in conjunction with the conversion of deferred stock awards;

vi.	withheld 83,602 common shares to satisfy employees' tax withholding and other liabilities;

vii.	issued 7,156 common shares through the Employee Stock Purchase Plan; and

viii.	canceled 1,730 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the nine months ended September 30, 2019 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program ("CEP IV") under which the Company was able to sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. In conjunction with CEP IV, the Company engaged sales agents who received compensation up to 2.0% of the gross sales price for shares sold.

In May 2019, the Company replaced CEP IV with a new continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. As of September 30, 2019, there was an outstanding forward sales agreement, as discussed below.

During the nine months ended September 30, 2019, the Company sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000 under CEP IV, and 239,580 shares at an average sales price of $208.70 per share, for net proceeds of $49,250,000 under CEP V. As of September 30, 2019 and before considering the impact of the Forward discussed below, the Company had $950,000,000 remaining authorized for issuance under CEP V.

On September 25, 2019, the Company entered into a forward contract under CEP V to sell 947,868 shares of common stock for approximate proceeds of $198,000,000, net of offering fees and discounts (the "Forward"). The sales price was established based on the stock price during intraday trading on September 25, 2019. The proceeds received by the Company will be determined on the date or dates of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varies with changes in the Overnight Bank Funding rate. The Company generally has the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby the Company will either pay or receive the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement, or (iii) net share settlement, whereby the Company will either receive or issue shares of its common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price and the weighted average market price would in both cases be determined under the applicable terms of the forward contract. Under either of the net settlement provisions, the Company will pay to the counterparty either cash or shares of its common stock when the weighted average market price of its common stock at the time of settlement exceeds the forward contract price, and will receive either cash or issue shares of its common stock to the extent that the weighted average market price of its common stock at the time of settlement is less than the price under the forward contract. Settlement of the forward contract will occur on one or more dates not later than September 25, 2020.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of September 30, 2019, the Company had investments in six unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 55.0%, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	9/30/2019	12/31/2018
	(unaudited)
Assets:
Real estate, net	$1,363,360	$1,420,039
Other assets	199,871	45,142
Total assets	$1,563,231	$1,465,181

Liabilities and partners' capital:
Mortgage notes payable, net and credit facility	$833,079	$837,311
Other liabilities	161,449	15,624
Partners' capital	568,703	612,246
Total liabilities and partners' capital	$1,563,231	$1,465,181

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
	(unaudited)		(unaudited)
Rental and other income	$37,351	$24,535	$108,619	$68,324
Operating and other expenses	(14,363)	(8,749)	(42,001)	(26,066)
Gain on sale of communities	—	30,597	—	30,597
Interest expense, net	(8,383)	(5,938)	(25,475)	(17,130)
Depreciation expense	(9,324)	(6,288)	(49,366)	(18,704)
Net (loss) income	$5,281	$34,157	$(8,223)	$37,021

In conjunction with the acquisition of the Archstone Multifamily Partners AC LP (the "U.S. Fund"), Multifamily Partners AC JV LP (the "AC JV") and Brandywine Apartments of Maryland, LLC ("Brandywine"), the Company incurred costs in excess of its equity in the underlying net assets of the respective investments. These costs represent $30,221,000 and $31,188,000 at September 30, 2019 and December 31, 2018, respectively, of the Company's respective investment balances. These amounts are being amortized over the lives of the underlying assets as a component of equity in income of unconsolidated real estate entities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Investments in Consolidated Real Estate Entities

During the nine months ended September 30, 2019, the Company acquired four consolidated communities:

•	Avalon Southlands, located in Aurora, CO, which contains 338 apartment homes and was acquired for a purchase price of $91,250,000.

•
Avalon Cerritos, located in Cerritos, CA, which contains 132 apartment homes and was acquired for a purchase price of $60,500,000. The acquisition of Avalon Cerritos was facilitated through a tax-deferred exchange as the replacement property for Archstone Lexington, which was sold during the nine months ended September 30, 2019, as further discussed in Note 6, "Real Estate Disposition Activities." Archstone Lexington was acquired by the Company as part of the Archstone acquisition in 2013, and was subject to both limitations related to disposal of the community, as well as for there to be a required level of secured financing as a result of the tax structured contribution of the assets to the prior Archstone partnerships. The Company maintained compliance with the tax protection requirements when selling Archstone Lexington by facilitating the sale through the tax-deferred exchange, acquiring and encumbering Avalon Cerritos. See Note 3, "Mortgage Notes Payable, Unsecured Notes and Credit Facility," for further discussion of indebtedness associated with Archstone Lexington and Avalon Cerritos.

•	Portico at Silver Spring Metro, located in Silver Spring, MD, which contains 151 apartment homes and was acquired for a purchase price of $43,450,000.

•	Avalon Bonterra, located in Hialeah, FL, which contains 314 apartment homes and was acquired for a purchase price of $90,000,000.

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

As of September 30, 2019, the Company intends to proceed with the sale of the residential condominiums of The Park Loggia development, which is currently under construction and contains 172 for-sale residential condominiums and 67,000 square feet of retail space for a projected total capitalized cost of $626,000,000. The Company expects to complete construction of both the residential and retail components of this development during 2019. The Company incurred $1,108,000 and $339,000 during the three months ended September 30, 2019 and 2018, respectively, and $2,526,000 and $497,000 for the nine months ended September 30, 2019 and 2018, respectively, in marketing and administrative costs associated with The Park Loggia, included in for-sale condominium marketing and administrative costs, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2019, the for-sale residential condominiums have an aggregate carrying value of $453,686,000, consisting of both completed units and units that are under construction, included in for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets. The Company recognized a deferred tax liability and corresponding income tax expense of $6,645,000 during the three and nine months ended September 30, 2019 for the GAAP to tax basis differences of The Park Loggia, which will be realized by the Company upon disposition of its investment. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for further discussion of the income tax associated to The Park Loggia development.

Expensed Transaction, Development and Other Pursuit Costs and Casualty and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any capitalized pre-development costs are expensed. The Company expensed costs related to the abandonment of Development Rights and costs for pursuits where development is not yet considered probable, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $175,000 and $523,000 for the three months ended September 30, 2019 and 2018, respectively, and $2,562,000 and $2,212,000 for the nine months ended September 30, 2019 and 2018, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets, including for-sale condominium inventory, for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and nine months ended September 30, 2019 and 2018.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three and nine months ended September 30, 2019 and 2018.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2019:

•
In January 2019, the Company sold Oakwood Arlington, located in Arlington, VA, containing 184 apartment homes for $70,000,000. The Company's gain on disposition was $16,382,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In January and March 2019, the Company sold two undeveloped land parcels for an aggregate sale price of $3,680,000. The Company recognized a gain on disposition of $164,000, reported in gain on other real estate transactions, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In April 2019, the Company sold Archstone Toscano, located in Houston, TX, containing 474 apartment homes for $98,000,000. The Company's gain on disposition was $20,604,000, reported in gain on sale of communities on accompanying Condensed Consolidated Statement of Comprehensive Income.

•
In July 2019, the Company sold AVA Stamford, located in Stamford, CT, containing 306 apartment homes for $105,000,000. The Company's gain on disposition was $62,496,000, reported in gain on sale of communities on accompanying Condensed Consolidated Statement of Comprehensive Income.

•
In August 2019, the Company sold Archstone Lexington, located in Flower Mound, TX, containing 222 apartment homes for $45,100,000. The Company's gain on disposition was $20,286,000, reported in gain on sale of communities on accompanying Condensed Consolidated Statement of Comprehensive Income. The sale of Archstone Lexington was facilitated through a tax-deferred exchange. See Note 5, "Investments in Real Estate Entities," for further discussion of the acquisition of Avalon Cerritos.

•
In August 2019, the Company sold Memorial Heights Villages, located in Houston, TX, containing 318 apartment homes for $65,250,000. The Company's gain on disposition was $15,328,000, reported in gain on sale of communities on accompanying Condensed Consolidated Statement of Comprehensive Income.

•
In August 2019, the Company sold Avalon Orchards, located in Marlborough, MA, containing 156 apartment homes for $44,250,000. The Company's gain on disposition was $32,289,000, reported in gain on sale of communities on accompanying Condensed Consolidated Statement of Comprehensive Income.

Archstone Toscano and Memorial Heights Villages were owned through TRS and when considering the impact of the real estate sales in conjunction with the Company's other activity within TRS, the Company recognized income tax expense during the three and nine months ended September 30, 2019, as discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies."

At September 30, 2019, the Company had no real estate assets that qualified as held for sale.

7. Commitments and Contingencies

Lease Obligations

The Company owns 11 apartment communities, one community under development and two commercial properties, located on land subject to ground leases expiring between October 2026 and March 2142. The ground leases for 10 of 11 of the apartment communities and the rest of the ground leases, are accounted for as operating leases, with rental expense recognized on a straight-line basis over the lease term. These operating leases have varying rental escalation terms, primarily based on variables determined at future dates such as changes in the Consumer Price Index, and five of these leases have purchase options exercisable through 2095. In addition, the Company is party to 16 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases.

As of September 30, 2019, the Company has total operating lease assets of $99,270,000 and lease obligations of $116,489,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,618,000 and $10,723,000 for the three and nine months ended September 30, 2019, respectively, related to operating leases.

One apartment community is located on land subject to a land lease which is accounted for as a finance lease. Under the terms of the lease, the Company has the option to purchase the land during the lease term, which expires in 2046. In addition to the leases described above, the Company is party to two leases for portions of parking garages, one adjacent to an apartment community and one adjacent to a community under development, accounted for as finance leases and subject to the Company's lease accounting policies discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies.” The Company has total finance lease assets of $21,951,000 and lease obligations of $20,216,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	27 years
Weighted-average remaining lease term - operating leases	54 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	5.1%

The following tables details the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and finance leases (dollars in thousands):

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter
Operating Lease Obligations	$3,704	$11,850	$13,700	$13,631	$13,092	$374,716
Finance Lease Obligations	269	1,077	1,080	1,082	1,084	41,220
	$3,973	$12,927	$14,780	$14,713	$14,176	$415,936

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$430,693	$116,489	$314,204
Finance Lease Obligations	45,812	20,216	25,596
	$476,505	$136,705	$339,800

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker ("CODM") is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, for-sale condominium marketing and administrative costs and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2019 and 2018 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net income	$279,709	$192,407	$618,432	$588,540
Indirect operating expenses, net of corporate income	20,195	19,742	62,935	58,377
Expensed transaction, development and other pursuit costs, net of recoveries	175	523	2,562	2,212
Interest expense, net	51,493	54,097	149,395	165,795
Loss on extinguishment of debt, net	93	1,678	602	2,717
General and administrative expense	12,769	14,744	45,440	44,384
Equity in income of unconsolidated real estate entities	(1,643)	(10,031)	(780)	(12,560)
Depreciation expense	165,463	156,538	490,213	472,282
Income tax expense	11,184	29	11,178	87
Casualty and impairment gain, net	—	(554)	—	(612)
Gain on sale of communities	(130,484)	(27,243)	(165,849)	(132,444)
Gain on other real estate transactions, net	(73)	(12)	(374)	(335)
For-sale condominium marketing and administrative costs	1,108	339	2,526	497
Net operating income from real estate assets sold or held for sale	(880)	(17,876)	(8,600)	(61,623)
Net operating income	$409,109	$384,381	$1,207,680	$1,127,317

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Rental income from real estate assets sold or held for sale	$1,972	$28,135	$15,837	$96,517
Operating expenses from real estate assets sold or held for sale	(1,092)	(10,259)	(7,237)	(34,894)
Net operating income from real estate assets sold or held for sale	$880	$17,876	$8,600	$61,623

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2019. Segment information for the three and nine months ended September 30, 2019 and 2018 has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through September 30, 2019, or otherwise qualify as held for sale as of September 30, 2019, as described in Note 6, "Real Estate Disposition Activities."

In addition to NOI, the Company's CODM considers total revenue in assessing each segment's performance. As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company changed its presentation of charges for uncollectible lease revenue beginning with the three and nine months ended September 30, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Condensed Consolidated Statement of Comprehensive Income. Consistent with how the Company's CODM evaluates total revenue, and to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented in the following table. Total revenue for the three and nine months ended September 30, 2018 as presented in the following table includes $3,212,000 and $10,822,000, respectively, of charges for uncollectible lease revenue.

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2019
Established
New England	$64,608	$42,651	$190,009	$125,362	$2,103,731
Metro NY/NJ	103,471	72,476	307,746	217,531	3,539,251
Mid-Atlantic	73,906	51,474	219,008	153,599	2,678,892
Pacific Northwest	28,589	20,683	84,615	61,498	988,952
Northern California	88,914	68,000	264,575	203,623	2,782,426
Southern California	101,745	71,741	303,573	217,029	3,599,266
Total Established	461,233	327,025	1,369,526	978,642	15,692,518

Other Stabilized	76,727	51,187	220,120	148,570	3,372,470
Development / Redevelopment	46,450	30,897	122,093	80,468	3,485,596
Land Held for Development	N/A	N/A	N/A	N/A	20,095
Non-allocated (2)	1,231	N/A	3,484	N/A	552,179

Total	$585,641	$409,109	$1,715,223	$1,207,680	$23,122,858

For the period ended September 30, 2018
Established
New England	$62,705	$41,591	$184,377	$121,028	$2,090,871
Metro NY/NJ	101,285	72,131	299,058	211,560	3,520,938
Mid-Atlantic	71,715	50,067	212,584	148,838	2,666,241
Pacific Northwest	27,723	19,679	81,104	57,445	983,942
Northern California	86,369	66,362	256,351	197,308	2,768,192
Southern California	99,255	70,392	294,350	211,474	3,567,619
Total Established	449,052	320,222	1,327,824	947,653	15,597,803

Other Stabilized	61,448	41,537	171,466	114,171	2,791,565
Development / Redevelopment	33,223	22,622	96,633	65,493	2,460,076
Land Held for Development	N/A	N/A	N/A	N/A	116,582
Non-allocated (2)	912	N/A	2,752	N/A	473,928

Total	$544,635	$384,381	$1,598,675	$1,127,317	$21,439,954
__________________________________

(1)	Does not include gross real estate either sold or classified as held for sale subsequent to September 30, 2018 of $1,103,809.

(2)
Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia development, as discussed in Note 5, "Investments in Real Estate."

9.  Stock-Based Compensation Plans

As part of its long term compensation plans, the Company has granted stock options, performance awards and restricted stock. Details of the outstanding awards and activity are presented below.

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the nine months ended September 30, 2019, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2018	124,212	$128.84
Exercised	(81,626)	130.33
Granted	—	—
Forfeited	—	—
Options Outstanding, September 30, 2019	42,586	$125.98
Options Exercisable, September 30, 2019	42,586	$125.98

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2018	267,129	$157.21
Granted (1)	79,840	200.69
Change in awards based on performance (2)	(16,760)	142.03
Converted to restricted stock or options	(73,072)	142.03
Forfeited	(3,831)	165.37
Outstanding at September 30, 2019	253,306	$176.18
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

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2018	160,411	$166.33	209,238
Granted - restricted stock shares	77,287	195.96	73,072
Vested - restricted stock shares	(87,370)	167.72	(118,490)
Forfeited	(1,730)	176.40	—
Outstanding at September 30, 2019	148,598	$180.81	163,820

Total employee stock-based compensation cost recognized in income was $20,291,000 and $15,189,000 for the nine months ended September 30, 2019 and 2018, respectively, and total capitalized stock-based compensation cost was $7,622,000 and $8,391,000 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was a total unrecognized compensation cost of $31,449,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.1 years.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,231,000 and $912,000 for the three months ended September 30, 2019 and 2018, respectively, and $3,484,000 and $2,752,000 for the nine months ended September 30, 2019 and 2018, respectively. In addition, the Company has outstanding receivables associated with its property and construction management role of $2,901,000 and $2,519,000 as of September 30, 2019 and December 31, 2018, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $458,000 and $454,000 in the three months ended September 30, 2019 and 2018, respectively, and $1,288,000 and $1,200,000 in the nine months ended September 30, 2019 and 2018, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $953,000 and $571,000 on September 30, 2019 and December 31, 2018, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2019 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges Interest Rate Swaps

Notional balance	$445,015	$350,000
Weighted average interest rate (1)	3.2%	N/A
Weighted average swapped/capped interest rate	6.5%	2.1%
Earliest maturity date	Jan 2021	Oct 2020
Latest maturity date	Nov 2021	Oct 2020
____________________________________

(1)	Represents the weighted average interest rate on the hedged debt.

During the nine months ended September 30, 2019, in conjunction with the issuance of the Company's 3.30% notes due 2029 in May 2019, the Company settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $12,309,000. The Company has deferred this amount in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the 10 year term of the debt.

In addition, during the three and nine months ended September 30, 2019, the Company entered into $100,000,000 and $350,000,000, respectively, of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2020.

As of September 30, 2019, the Company had $350,000,000 outstanding forward interest rate swap agreements. At maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had six derivatives designated as cash flow hedges and five derivatives not designated as hedges at September 30, 2019. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2019 and 2018 were not material. During the nine months ended September 30, 2019, the Company deferred $23,763,000 of losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Cash flow hedge losses reclassified to earnings	$1,746	$1,466	$4,825	$4,679

The Company anticipates reclassifying approximately $6,983,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of September 30, 2019 and 2018.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	9/30/2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Liabilities	(17,824)	—	(17,824)	—
Puts	(267)	—	—	(267)
DownREIT units	(1,615)	(1,615)	—	—
Indebtedness
Fixed rate unsecured notes	(6,221,106)	(6,221,106)	—	—
Secured notes and variable rate unsecured indebtedness	(1,432,459)	—	(1,432,459)	—
Total	$(7,673,271)	$(6,222,721)	$(1,450,283)	$(267)

	12/31/2018
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non-Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Liabilities	(6,366)	—	(6,366)	—
Puts	(465)	—	—	(465)
DownREIT units	(1,305)	(1,305)	—	—
Indebtedness
Fixed rate unsecured notes	(5,268,277)	(5,268,277)	—	—
Secured notes and variable rate unsecured indebtedness	(1,505,876)	—	(1,505,876)	—
Total	$(6,782,287)	$(5,269,582)	$(1,512,240)	$(465)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2019, the U.S. Fund sold Avalon Marina Bay and the adjacent marina, The Harbor at Marina Bay, located in Marina del Rey, CA. The community and adjacent marina contain 205 apartment homes and 229 boat slips and were sold for aggregate price of $86,000,000.

In November 2019, the Company repaid $65,749,000 of 3.38% fixed rate debt secured by Avalon Columbia Pike at par at its maturity date.

In November 2019, the Company entered into an agreement to sell an operating community containing 250 apartment homes and net real estate of $39,045,000 as of September 30, 2019, resulting in the community qualifying as held for sale subsequent to September 30, 2019. The Company expects to complete the sale in the first quarter of 2020.

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

Third Quarter 2019 Highlights

•
Net income attributable to common stockholders for the three months ended September 30, 2019 was $279,677,000, an increase of $87,191,000, or 45.3%, as compared to the prior year period. The increase is primarily due to an increase in real estate sales and related gains in the current year period and an increase in NOI from communities across the portfolio, partially offset by increases in income tax and depreciation expense and a decrease in joint venture real estate gains from the prior year period.

•	Established Communities NOI for the three months ended September 30, 2019 was $327,025,000, an increase of $6,803,000, or 2.1%, over the prior year period.

At September 30, 2019, we owned or held a direct or indirect interest in:

•	20 communities under construction, which are expected to contain 6,700 apartment homes with a projected total capitalized cost of $2,500,000,000.

•
The Park Loggia (previously referred to as 15 West 61st Street), located in New York, NY, a mixed-use development that will contain 172 for-sale residential condominiums and 67,000 square feet of retail space with a projected total capitalized cost of $626,000,000. We intend to proceed with the sale of the residential units of The Park Loggia as individual condominiums, and expect to commence settlement of condominium sales in the first quarter of 2020 after individual tax lots have been established for each condominium.

•
Land or rights to land on which we expect to develop an additional 31 apartment communities that, if developed as expected, will contain 9,994 apartment homes, and will be developed for an aggregate total capitalized cost of $4,217,000,000.

During the three months ended September 30, 2019, we sold four wholly-owned operating communities containing an aggregate of 1,002 apartment homes for an aggregate sales price of $259,600,000, and our aggregate gain in accordance with GAAP was $130,399,000. The sales of two of these communities complete our exit from the Texas market.

During the three months ended September 30, 2019, we acquired two wholly-owned operating communities:

•	Portico at Silver Spring Metro, located in Silver Spring, MD, contains 151 apartment homes and was acquired for a purchase price of $43,450,000.

•	Avalon Bonterra, located in Hialeah, FL, contains 314 apartment homes and was acquired for a purchase price of $90,000,000.

We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities which could include unsecured debt, preferred equity and/or common equity, including common equity we expect to issue pursuant to the equity forward contract entered into on September 25, 2019 (the "Forward"); the sale of apartment communities; or through the formation of joint ventures including the activity discussed above. See the discussion under "Liquidity and Capital Resources."

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2019 and 2018, Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2018, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2019 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

As of September 30, 2019, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	34	8,416
Metro NY/NJ	40	11,463
Mid-Atlantic	32	11,232
Pacific Northwest	16	4,116
Northern California	35	9,828
Southern California	53	14,689
Total Established	210	59,744

Other Stabilized Communities:
New England	5	1,457
Metro NY/NJ	9	2,515
Mid-Atlantic	7	2,342
Pacific Northwest	—	—
Northern California	6	2,407
Southern California	4	1,822
Expansion Markets	7	2,060
Total Other Stabilized	38	12,603

Lease-Up Communities	4	1,123

Redevelopment Communities	5	1,818

Unconsolidated Communities (1)	15	3,659

Total Current Communities	272	78,947

Development Communities (2)	20	6,700

Total Communities	292	85,647

Development Rights	31	9,994
_________________________

(1)
In October 2019, the Archstone Multifamily Partners AC LP (the "U.S. Fund") sold Avalon Marina Bay and the adjacent marina, The Harbor at Marina Bay. Refer to Note 12, "Subsequent Events," of the Condensed Consolidated Financial Statements included elsewhere in this report for additional discussion of the disposition activity.

(2)	Development Communities excludes the development of The Park Loggia, containing 172 for-sale residential condominiums and 67,000 square feet of retail space.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities. Our operating results are also affected by capital market and financing activity.  A comparison of our operating results for the three and nine months ended September 30, 2019 and 2018 follows (unaudited, dollars in thousands):

	For the three months ended				For the nine months ended
	9/30/2019	9/30/2018	$ Change	% Change	9/30/2019	9/30/2018	$ Change	% Change

Revenue:
Rental and other income (1)	$586,382	$575,070	$11,312	2.0%	$1,727,576	$1,703,263	$24,313	1.4%
Management, development and other fees	1,231	912	319	35.0%	3,484	2,752	732	26.6%
Total revenue	587,613	575,982	11,631	2.0%	1,731,060	1,706,015	25,045	1.5%

Expenses:
Direct property operating expenses, excluding property taxes (1)	112,003	111,573	430	0.4%	323,368	333,174	(9,806)	(2.9)%
Property taxes	64,374	61,230	3,144	5.1%	187,890	181,120	6,770	3.7%
Total community operating expenses	176,377	172,803	3,574	2.1%	511,258	514,294	(3,036)	(0.6)%

Corporate-level property management and other indirect operating expenses	21,442	20,664	778	3.8%	66,457	61,158	5,299	8.7%
Expensed transaction, development and other pursuit costs, net of recoveries	175	523	(348)	(66.5)%	2,562	2,212	350	15.8%
Interest expense, net	51,493	54,097	(2,604)	(4.8)%	149,395	165,795	(16,400)	(9.9)%
Loss on extinguishment of debt, net	93	1,678	(1,585)	(94.5)%	602	2,717	(2,115)	(77.8)%
Depreciation expense	165,463	156,538	8,925	5.7%	490,213	472,282	17,931	3.8%
General and administrative expense	12,769	14,744	(1,975)	(13.4)%	45,440	44,384	1,056	2.4%
Casualty and impairment gain, net	—	(554)	554	(100.0)%	—	(612)	612	(100.0)%
Total other expenses	251,435	247,690	3,745	1.5%	754,669	747,936	6,733	0.9%

Equity in income of unconsolidated real estate entities	1,643	10,031	(8,388)	(83.6)%	780	12,560	(11,780)	(93.8)%
Gain on sale of communities	130,484	27,243	103,241	379.0%	165,849	132,444	33,405	25.2%
Gain on other real estate transactions, net	73	12	61	508.3%	374	335	39	11.6%
For-sale condominium marketing and administrative costs	(1,108)	(339)	(769)	226.8%	(2,526)	(497)	(2,029)	408.2%
Income before income taxes	290,893	192,436	98,457	51.2%	629,610	588,627	40,983	7.0%
Income tax expense	11,184	29	11,155	N/A (2)	11,178	87	11,091	N/A (2)
Net income	279,709	192,407	87,302	45.4%	618,432	588,540	29,892	5.1%

Net (income) loss attributable to noncontrolling interests	(32)	79	(111)	N/A (2)	(108)	251	(359)	N/A (2)

Net income attributable to common stockholders	$279,677	$192,486	$87,191	45.3%	$618,324	$588,791	$29,533	5.0%
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

Net income attributable to common stockholders increased $87,191,000, or 45.3%, to $279,677,000 for the three months ended September 30, 2019 and increased $29,533,000, or 5.0%, to $618,324,000 for the nine months ended September 30, 2019 as compared to the prior year periods. The increases for the three and nine months ended September 30, 2019 are primarily due to increases in real estate sales and related gains, increases in NOI from communities across the portfolio and decreases in interest expense in the current year periods, partially offset by increases in income tax and depreciation expense and decreases in joint venture real estate gains from the prior year periods.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, for-sale condominiums marketing and administrative costs and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and nine months ended September 30, 2019 and 2018 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Net income	$279,709	$192,407	$618,432	$588,540
Indirect operating expenses, net of corporate income	20,195	19,742	62,935	58,377
Expensed transaction, development and other pursuit costs, net of recoveries	175	523	2,562	2,212
Interest expense, net	51,493	54,097	149,395	165,795
Loss on extinguishment of debt, net	93	1,678	602	2,717
General and administrative expense	12,769	14,744	45,440	44,384
Equity in income of unconsolidated real estate entities	(1,643)	(10,031)	(780)	(12,560)
Depreciation expense	165,463	156,538	490,213	472,282
Income tax expense	11,184	29	11,178	87
Casualty and impairment gain, net	—	(554)	—	(612)
Gain on sale of real estate assets	(130,484)	(27,243)	(165,849)	(132,444)
Gain on other real estate transactions, net	(73)	(12)	(374)	(335)
For-sale condominium marketing and administrative costs	1,108	339	2,526	497
Net operating income from real estate assets sold or held for sale	(880)	(17,876)	(8,600)	(61,623)
Net operating income	$409,109	$384,381	$1,207,680	$1,127,317

The NOI changes for the three and nine months ended September 30, 2019, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2019	9/30/2019

Established Communities	$6,803	$30,989
Other Stabilized Communities	9,650	34,399
Development and Redevelopment Communities	8,275	14,975
Total	$24,728	$80,363

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

Rental and other income increased in the three and nine months ended September 30, 2019 compared to the prior year periods due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below. The change in classification of charges for uncollectible lease revenue, as described above, partially offsets the increase in rental and other income for the nine months ended September 30, 2019 over the prior year period.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 72,599 apartment homes for the nine months ended September 30, 2019, compared to 72,579 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,640 for the nine months ended September 30, 2019 compared to $2,605 in the prior year period.

Established Communities — Rental revenue increased $40,898,000, or 3.1%, for the nine months ended September 30, 2019 compared to the prior year period due to an increase in average rental rates of 3.2% to $2,650 per apartment home, partially offset by a decrease in economic occupancy of 0.1% to 96.0%. Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue.  Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents.

The Metro New York/New Jersey region accounted for 22.4% of Established Community rental revenue for the nine months ended September 30, 2019, and experienced an increase in rental revenue of 2.8% compared to the prior year period. Average rental rates increased 2.9% to $3,099 per apartment home, partially offset by a decrease in economic occupancy of 0.1% to 96.1% for the nine months ended September 30, 2019, compared to the prior year period. The New York State Housing Stability and Tenant Protection Act of 2019 (the “Act”), which was signed into law on June 14, 2019, now limits some of the fees we previously charged in New York State (including late fees and new lease application fees), eliminates our ability to raise rents on rent stabilized apartments up to the full legal rent when residents with a preferential rent renew their lease, and implements other changes that are expected to limit our rent increases on rent stabilized apartments and generally increases tenant rights. We expect the impact of the Act to be immaterial to our Metro New York/New Jersey results of operations.

The Southern California region accounted for 22.2% of Established Community rental revenue for the nine months ended September 30, 2019, and experienced an increase in rental revenue of 3.1% compared to the prior year period. Average rental rates increased 3.3% to $2,395 per apartment home, and were partially offset by a 0.2% decrease in economic occupancy to 95.8% for the nine months ended September 30, 2019, compared to the prior year period.

The Northern California region accounted for 19.3% of Established Community rental revenue for the nine months ended September 30, 2019, and experienced an increase in rental revenue of 3.2% compared to the prior year period. Average rental rates increased 3.5% to $3,108 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 96.2% for the nine months ended September 30, 2019, compared to the prior year period.

The Mid-Atlantic region accounted for 16.0% of Established Community rental revenue for the nine months ended September 30, 2019, and experienced an increase in rental revenue of 3.0% compared to the prior year period.  Average rental rates increased 2.6% to $2,248 per apartment home, and economic occupancy increased 0.4% to 96.3% for the nine months ended September 30, 2019, compared to the prior year period.

The New England region accounted for 13.9% of Established Community rental revenue for the nine months ended September 30, 2019, and experienced an increase in rental revenue of 3.0% compared to the prior year period. Average rental rates increased 3.3% to $2,625 per apartment home, and were partially offset by a 0.3% decrease in economic occupancy to 95.6% for the nine months ended September 30, 2019, compared to the prior year period.

The Pacific Northwest region accounted for 6.2% of Established Community rental revenue for the nine months ended September 30, 2019, and experienced an increase in rental revenue of 4.2% compared to the prior year period. Average rental rates increased 4.3% to $2,365 per apartment home, and were partially offset by a 0.1% decrease in economic occupancy to 96.2% for the nine months ended September 30, 2019, compared to the prior year period.

Direct property operating expenses, excluding property taxes, decreased $9,806,000, or 2.9%, for the nine months ended September 30, 2019 compared to the prior year period. The decrease for the nine months ended September 30, 2019 is primarily due to the change in classification of charges for uncollectible lease revenue, as described above, as well as a decrease from dispositions in the prior and current year periods, partially offset by an increase due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $3,800,000, or 4.7%, and $7,635,000, or 3.2%, for the three and nine months ended September 30, 2019 compared to the prior year periods. The increases for the three and nine months ended September 30, 2019 are primarily due to increased repair and maintenance costs, payroll and related benefit expenses, insurance and marketing costs, partially offset by decreased utility costs.

Property taxes increased $3,144,000, or 5.1%, and $6,770,000, or 3.7%, for the three and nine months ended September 30, 2019, compared to the prior year periods. The increases for the three and nine months ended September 30, 2019 are primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $1,578,000, or 3.3%, and $3,078,000, or 2.2%, for the three and nine months ended September 30, 2019, compared to the prior year periods. The increases for the three and nine months ended September 30, 2019 are primarily due to increased assessments in the current year period in the Company's East Coast and Southern California markets, partially offset by decreased tax rates in the Pacific Northwest. The increase for the nine months ended September 30, 2019 is also partially offset by a successful appeal in Northern California in the current year. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $778,000, or 3.8%, and $5,299,000, or 8.7%, for the three and nine months ended September 30, 2019, compared to the prior year periods, primarily due to increased compensation related costs and spending on corporate initiatives in the current year periods, partially offset by advocacy contributions in the prior year periods not present in the current year periods.

Interest expense, net decreased $2,604,000, or 4.8%, and $16,400,000, or 9.9%, for the three and nine months ended September 30, 2019, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decreases for the three and nine months ended September 30, 2019 are primarily due to a decrease in outstanding secured indebtedness and an increase in capitalized interest, partially offset by an increase in outstanding unsecured indebtedness.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums and discounts from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The losses of $1,678,000 and $2,717,000 for the three and nine months ended September 30, 2018, were due to the repayment of secured debt during the periods.

Depreciation expense increased $8,925,000, or 5.7%, and $17,931,000, or 3.8%, for the three and nine months ended September 30, 2019, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense decreased $1,975,000, or 13.4%, and increased $1,056,000, or 2.4%, for the three and nine months ended September 30, 2019, compared to the prior year periods. The decrease for the three months ended September 30, 2019 is primarily due to legal settlement proceeds related to a former Development Right, partially offset by an increase in compensation related expenses in the current year period. The increase for the nine months ended September 30, 2019 is primarily due to an increase in compensation related expenses in the current year period, partially offset by the legal settlement proceeds.

Equity in income of unconsolidated real estate entities decreased $8,388,000, or 83.6%, and $11,780,000, or 93.8%, for the three and nine months ended September 30, 2019, compared to the prior year periods. The decreases for the three and nine months ended September 30, 2019 are primarily due to a gain on the sale of a community from the U.S. Fund in the prior year periods. The decrease for the nine months ended September 30, 2019 is also due to non-cash charges for the depreciation of in-place leases associated with purchase accounting within the NYTA MF Investors LLC unconsolidated venture (the "NYC Joint Venture"), which were not present in the prior year period.

Gain on sale of communities increased for the three and nine months ended September 30, 2019 compared to the prior year periods due to increased sales and related gains in the current year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

For-sale condominiums marketing and administrative costs consist of costs associated with the for-sale condominiums of The Park Loggia development.

Income tax expense for the three and nine months ended September 30, 2019 consists of $6,645,000 of income tax expense for a deferred tax liability for the GAAP to tax basis differences at The Park Loggia development, which will be realized upon disposition, and $4,539,000 related to other activity we undertook through taxable REIT subsidiaries ("TRS") including the disposition of two wholly-owned operating communities and expense for deferred tax liabilities related to our sustainability initiatives.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains (if not adjusted through FFO), non-core activities, and promoted interests;

•	casualty and impairment losses or gains, net on non-depreciable real estate;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the expected business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	advocacy contributions, representing payments to promote our business interests;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed transaction costs;

•	for-sale condominium marketing and administrative costs and imputed carry cost;

•	income taxes; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018

Net income attributable to common stockholders	$279,677	$192,486	$618,324	$588,791
Depreciation - real estate assets, including joint venture adjustments	165,673	156,204	495,249	470,976
Distributions to noncontrolling interests	11	11	34	33
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(8,636)	—	(8,636)
Gain on sale of previously depreciated real estate	(130,484)	(27,243)	(165,849)	(132,444)
FFO attributable to common stockholders	314,877	312,822	947,758	918,720

Adjusting items:
Joint venture losses (1)	—	307	—	314
Joint venture promote (2)	—	—	—	(925)
Casualty gain, net on real estate (3)	—	(554)	—	(612)
Business interruption insurance proceeds	(307)	—	(914)	—
Lost NOI from casualty losses covered by business interruption insurance (4)	410	—	410	1,730
Loss on extinguishment of consolidated debt	93	1,678	602	2,717
Advocacy contributions	—	843	—	1,449
Severance related costs	895	80	2,267	582
Development pursuit write-offs and expensed transaction costs, net	85	(309)	1,689	261
For-sale condominium marketing and administrative costs	1,108	339	2,526	497
For-sale condominium imputed carry cost (5)	1,724	—	2,230	—
Gain on other real estate transactions, net	(73)	(12)	(374)	(335)
Legal settlements (6)	(3,093)	—	(4,071)	367
Income tax expense (7)	11,184	—	11,178	—
Core FFO attributable to common stockholders	$326,903	$315,194	$963,301	$924,765

Weighted average common shares outstanding - diluted	139,852,674	138,323,064	139,438,064	138,230,724

EPS per common share - diluted	$2.00	$1.39	$4.43	$4.26
FFO per common share - diluted	$2.25	$2.26	$6.80	$6.65
Core FFO per common share - diluted	$2.34	$2.28	$6.91	$6.69

_________________________

(1)
Amounts are primarily composed of (i) our portion of yield maintenance charges incurred for the early repayment of debt associated with joint venture disposition activity and (ii) the write-off of asset management fee intangibles associated with the disposition of a community in the U.S. Fund.

(2)	Amount represents our promoted interest in AvalonBay Value Added Fund II, L.P.

(3)	Amounts consist primarily of legal settlement proceeds for construction defects at a community acquired as part of the Archstone acquisition.

(4)	Amount for the nine months ended September 30, 2018 relate to the Maplewood casualty loss in Q1 2017, and for which we recognized $3,495 in business interruption insurance proceeds in Q3 2017.

(5)
Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.

(6)	Amounts for the three and nine months ended September 30, 2019 include $3,126 in legal settlement proceeds related to a former Development Right.

(7)
Amounts for the three and nine months ended September 30, 2019 consist of $6,645 of income tax expense for a deferred tax liability for the GAAP to tax basis differences at The Park Loggia development and $4,539 related to other activity through a TRS, including the disposition of two wholly-owned operating communities and expense for deferred tax liabilities related to our sustainability initiatives.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Net cash provided by operating activities	$376,655	$355,260	$1,014,922	$980,557
Net cash used in investing activities	$(167,180)	$(178,775)	$(757,204)	$(495,456)
Net cash used in by financing activities	$(204,765)	$(244,791)	$(140,828)	$(405,416)

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

We had cash and cash equivalents and restricted cash of $334,754,000 at September 30, 2019, an increase of $116,890,000 from $217,864,000 at December 31, 2018. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities increased to $1,014,922,000 for the nine months ended September 30, 2019 from $980,557,000 for the nine months ended September 30, 2018. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities — Net cash used in investing activities totaled $757,204,000 for the nine months ended September 30, 2019. The net cash used was primarily due to:

•	investment of $791,551,000 in the development and redevelopment of communities;

•	acquisition of four wholly-owned operating communities for $286,804,000; and

•	capital expenditures of $97,048,000 for our operating communities and non-real estate assets.

These amounts are partially offset by proceeds from dispositions of $421,735,000.

Financing Activities — Net cash used in financing activities totaled $140,828,000 for the nine months ended September 30, 2019.  The net cash used was primarily due to:

•	payment of cash dividends in the amount of $627,467,000; and

•	the repayment of mortgage notes payable in the amount of $160,709,000.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $449,804,000; and

•	the issuance of common stock in the amount of $207,789,000, primarily through CEP IV and CEP V.

Variable Rate Unsecured Credit Facility

On February 28, 2019, we entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces our prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (2.56% at October 31, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of our unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had borrowings of $8,000,000 outstanding under the Credit Facility and had $17,088,000 outstanding in letters of credit that reduced our borrowing capacity as of October 31, 2019. In addition, we had $24,789,000 outstanding in additional letters of credit as of October 31, 2019.

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

We were in compliance with these covenants at September 30, 2019.

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

In May 2019, we replaced CEP IV with a new continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. As of September 30, 2019, there was an outstanding forward sales agreement, as discussed below.

During the nine months ended September 30, 2019, we sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000 under CEP IV, and 239,580 shares at an average sales price of $208.70 per share, for net proceeds of $49,250,000 under CEP V. We have not engaged in sales activity subsequent to September 30, 2019. As of October 31, 2019, and before considering the impact of the Forward discussed below, we had $950,000,000 remaining authorized for issuance under CEP V.

Equity Forward Contract

On September 25, 2019, we entered into the Forward under CEP V to sell 947,868 shares of common stock for approximate proceeds of $198,000,000, net of offering fees and discounts. The sales price was established based on the stock price during intraday trading on September 25, 2019. The proceeds received will be determined on the date or dates of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varies with changes in the Overnight Bank Funding rate. We generally have the ability to determine the date(s) and method of settlement, subject to certain conditions and the right of the forward counterparty to accelerate settlement under certain circumstances. Settlement may be (i) physical sale of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the forward contract price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price and the weighted average market price would in both cases be determined under the applicable terms of the forward contract. Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the forward contract price, and will receive either cash or issue shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the forward contract. Settlement of the forward contract will occur on one or more dates not later than September 25, 2020.

Forward Interest Rate Swap Agreements

During the nine months ended September 30, 2019, in conjunction with the issuance of our 3.30% notes due 2029 in May 2019, we settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the unsecured notes, making a payment of $12,309,000.

During the three and nine months ended September 30, 2019, we entered into $100,000,000 and $350,000,000, respectively, of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2020, which are outstanding as of September 30, 2019. At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

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

In addition to the Credit Facility discussed in this Form 10-Q, the following debt activity occurred during the nine months ended September 30, 2019:

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

•
In August 2019, as part of the tax-deferred exchange associated with the disposition of Archstone Lexington and acquisition of Avalon Cerritos, we (i) repaid $21,700,000 principal amount of variable rate debt secured by Archstone Lexington at par in advance of its scheduled maturity date and (ii) entered into a $30,250,000 fixed rate note secured by Avalon Cerritos, with a contractual interest rate of 3.26%, maturing in August 2029. Refer to Note 6, "Real Estate Disposition Activities," and Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of the disposition and acquisition activity.

In November 2019, we repaid $65,749,000 of 3.38% fixed rate debt secured by Avalon Columbia Pike at par at its maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2019 and December 31, 2018 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2018	9/30/2019	2019	2020	2021	2022	2023	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$37,561	$37,139	$144	$596	$629	$663	$699	$34,408
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,761	99,339	144	596	629	663	699	96,608
Variable rate
Eaves Mission Viejo	2.67%	Jun-2025	(5)	7,635	—	—	—	—	—	—	—
AVA Nob Hill	2.65%	Jun-2025	(5)	20,800	—	—	—	—	—	—	—
Avalon Campbell	2.98%	Jun-2025	(5)	38,800	—	—	—	—	—	—	—
Eaves Pacifica	3.00%	Jun-2025	(5)	17,600	—	—	—	—	—	—	—
Avalon Acton	2.88%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	3.27%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.27%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.18%	May-2029	(4)	100,500	98,200	—	4,700	5,200	5,600	6,100	76,600
Avalon San Bruno I	3.16%	Dec-2037	(4)	64,450	64,450	—	1,400	1,900	2,000	2,200	56,950
				563,285	476,150	—	6,100	7,100	7,600	8,300	447,050
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021		250,000	250,000	—	—	250,000	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	—	450,000	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	—	250,000	—
$400 million unsecured notes	3.78%	Oct-2020		400,000	400,000	—	400,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	—	350,000	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	—	300,000
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		—	450,000	—	—	—	—	—	450,000
Avalon Walnut Creek	4.00%	Jul-2066		3,699	3,847	—	—	—	—	—	3,847
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,999	28,580	145	591	27,844	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	15,095	14,030	365	1,495	1,575	1,655	1,740	7,200
Avalon San Bruno III	3.18%	Jun-2020		52,090	51,146	321	50,825	—	—	—	—
Avalon Natick	3.15%	Apr-2019	(6)	13,482	—	—	—	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	—	67,904	—	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019	(7)	67,085	65,886	65,886	—	—	—	—	—
Avalon Cerritos	3.39%	Aug-2029	(8)	—	30,250	—	—	—	—	—	30,250
				5,833,454	6,296,743	66,717	520,815	279,419	451,655	601,740	4,376,397

Variable rate
Avalon Natick	4.80%	Apr-2019	(6)	34,155	—	—	—	—	—	—	—
Archstone Lexington	4.13%	Oct-2020	(8)	21,700	—	—	—	—	—	—	—
Term Loan - $100 million	3.20%	Feb-2022		100,000	100,000	—	—	—	100,000	—	—
Term Loan - $150 million	3.13%	Feb-2024		150,000	150,000	—	—	—	—	—	150,000
$300 million unsecured notes	2.92%	Jan-2021		300,000	300,000	—	—	300,000	—	—	—
				605,855	550,000	—	—	300,000	100,000	—	150,000

Total indebtedness - excluding Credit Facility				$7,102,355	$7,422,232	$66,861	$527,511	$587,148	$559,918	$610,739	$5,070,055

_________________________

(1)
Rates are given as of September 30, 2019 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $43,110 and $44,007 as of September 30, 2019 and December 31, 2018, respectively, and deferred financing costs and debt discount associated with secured notes of $17,843 and $18,085 as of September 30, 2019 and December 31, 2018, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	During 2019, we repaid this borrowing at par in advance of its scheduled maturity date.

(6)	During 2019, we repaid this borrowing at par on its scheduled maturity date.

(7)	In November 2019, we repaid this borrowing at par on its scheduled maturity date.

(8)
In August 2019, as part of the tax-deferred exchange associated with the disposition of Archstone Lexington and acquisition of Avalon Cerritos, we (i) repaid the borrowing secured by Archstone Lexington at par in advance of its scheduled maturity date and (ii) entered into a new borrowing secured by Avalon Cerritos.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

During the remainder of 2019, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2019 may include the issuance of common and preferred equity, including through the Forward. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of September 30, 2019, we had investments in unconsolidated real estate accounted for under the equity method of accounting shown in the following table, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of September 30, 2019, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYC Joint Venture
1. Avalon Bowery Place I - New York, NY		206	$208,380	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	90,259	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (4)		295	210,710	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (5)		305	127,564	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (5)		405	121,203	84,000	Fixed	4.01%	Jan 2029
Total NYC Joint Venture	20.0%	1,301	758,116	395,939		3.88%

Archstone Multifamily Partners AC LP (the "U.S. Fund")
1. Avalon Studio 4121 - Studio City, CA		149	57,168	27,817	Fixed	3.34%	Nov 2022
2. Avalon Marina Bay - Marina del Rey, CA (6)		205	77,200	49,950	Fixed	1.56%	Dec 2020
3. Avalon Venice on Rose - Venice, CA		70	57,426	27,815	Fixed	3.28%	Jun 2020
4. Avalon Station 250 - Dedham, MA		285	97,917	54,197	Fixed	3.73%	Sep 2022
5. Avalon Grosvenor Tower - Bethesda, MD		237	80,375	42,010	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	946	370,086	201,789		3.08%

Multifamily Partners AC JV LP (the “AC JV”)
1. Avalon North Point - Cambridge, MA (7)		426	189,866	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,865	—	N/A	N/A	N/A
Total AC JV	20.0%	529	216,731	111,653		6.00%

North Point II JV, LP
1. AVA North Point - Cambridge, MA		265	106,819	—	N/A	N/A	N/A
Total North Point II JV, LP	55.0%	265	106,819	—		N/A

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,531	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,758	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,914	124,758		3.27%

Total Unconsolidated Investments		3,659	$1,596,666	$834,139		3.88%
_____________________________

(1)	Represents total capitalized cost as of September 30, 2019.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of September 30, 2019.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	In October 2019, we sold this community and the adjacent marina for $86,000 and repaid the associated outstanding secured borrowing in conjunction with the disposition.

(7)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. We adopted ASU 2016-02, Leases, as of January 1, 2019, and the prospective adoption of this standard did not have a material impact on our contractual lease obligations. Disclosures detailing the adoption and the associated contractual obligations can be found in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," and Note 7, "Commitments and Contingencies," of our Condensed Consolidated Financial Statements included elsewhere in this report. As of September 30, 2019, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2019, we owned or held a direct or indirect interest in 20 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,700 apartment homes and 94,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,500,000,000. Additionally, we are also developing The Park Loggia, which upon completion will contain 172 for-sale residential condominiums and 67,000 square feet of retail space for a projected total capitalized cost of $626,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Boonton Boonton, NJ	350	$93	Q3 2016	Q1 2019	Q4 2019	Q2 2020
2.	Avalon Belltown Towers (4) Seattle, WA	274	147	Q4 2016	Q2 2019	Q4 2019	Q2 2020
3.	Avalon Public Market Emeryville, CA	289	175	Q4 2016	Q3 2019	Q2 2020	Q4 2020
4.	Avalon Teaneck Teaneck, NJ	248	73	Q4 2016	Q2 2019	Q1 2020	Q3 2020
5.	AVA Hollywood (4) Hollywood, CA	695	365	Q4 2016	Q4 2019	Q4 2020	Q2 2021
6.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
7.	Avalon Yonkers Yonkers, NY	590	188	Q4 2017	Q3 2019	Q1 2021	Q2 2021
8.	Avalon Walnut Creek II Walnut Creek, CA	200	109	Q4 2017	Q1 2020	Q2 2020	Q4 2020
9.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q3 2020
10.	Avalon Saugus (4) Saugus, MA	280	93	Q2 2018	Q2 2019	Q4 2019	Q3 2020
11.	Avalon Doral Doral, FL	350	113	Q2 2018	Q2 2020	Q1 2021	Q3 2021
12.	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
13.	Avalon East Harbor Baltimore, MD	400	139	Q3 2018	Q4 2020	Q3 2021	Q1 2022
14.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q1 2020	Q4 2020	Q1 2021
15.	Avalon Newcastle Commons II Newcastle, WA	293	106	Q4 2018	Q3 2020	Q2 2021	Q4 2021
16.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q3 2020	Q1 2021	Q3 2021
17.	Avalon Harrison (4) Harrison, NY	143	76	Q4 2018	Q1 2021	Q1 2022	Q2 2022
18.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q3 2022
19.	Avalon Foundry Row Owings Mills, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
20.	Avalon Marlborough II Marlborough, MA	123	42	Q2 2019	Q2 2020	Q4 2020	Q2 2021
	Total	6,700	$2,500
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

During the three months ended September 30, 2019, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	AVA Esterra Park Redmond, WA	323	$91	229,514	$396
__________________________________

(1)	Total capitalized cost is as of September 30, 2019. We generally anticipate incurring additional costs associated with Development Communities that are customary for new developments.

We anticipate commencing the construction of five apartment communities during the balance of 2019, which, if completed as expected, will contain 1,156 apartment homes and be constructed for a total capitalized cost of $403,000,000.

Redevelopment Communities

As of September 30, 2019, there were five communities under active redevelopment. We expect the total capitalized cost to redevelop these communities to be $95,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with redevelopment activity.

The following presents a summary of these Redevelopment Communities:

		Number of apartment homes	Projected total capitalized cost ($ millions) (1)	Reconstruction start	Estimated reconstruction completion (2)	Estimated restabilized operations (3)
1.	Eaves Seal Beach Seal Beach, CA	549	32	Q1 2018	Q4 2019	Q2 2020
2.	Eaves Redmond Campus Redmond, WA	422	24	Q1 2018	Q4 2019	Q2 2020
3.	Eaves Fairfax Towers Falls Church, VA	415	14	Q1 2018	Q4 2019	Q2 2020
4.	Avalon Prudential Center I Boston, MA	243	18	Q1 2018	Q1 2020	Q3 2020
5.	Avalon Darien Darien, CT	189	7	Q1 2019	Q4 2019	Q2 2020
	Total	1,818	$95
____________________________________

(1)	Projected total capitalized cost does not include capitalized costs incurred prior to redevelopment and represents the aggregate of any multiple phase redevelopments.

(2)	Estimated reconstruction completion dates reflect all planned phases.

(3)	Estimated restabilized operations is defined as the earlier of (i) attainment of 95% or greater physical occupancy or (ii) the one-year anniversary of completion of redevelopment.

Development Rights

At September 30, 2019, we had $20,095,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $74,388,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 31 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2019 includes $16,842,000 in original land acquisition costs, net of any impairment loss recognized. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,994 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 24 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. While we generally prefer to hold Development Rights through conditional agreements or options to acquire land, for one Development Right we currently own the land on which a community would be built if we proceeded with development. In addition, six Development Rights are additional development phases of existing stabilized operating communities we own, and will be constructed on land currently adjacent to or directly associated with those operating communities. During the next 12 months we expect to commence construction of an apartment community on the Development Right for which we currently own the land, with a carrying basis of $17,316,000.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any capitalized pre-development costs are charged to expense. During the nine months ended September 30, 2019, we incurred a charge of $2,562,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, and pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of September 30, 2019:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	6	1,135	$421
Metro NY/NJ	12	5,101	2,105
Mid-Atlantic	—	—	—
Pacific Northwest	2	542	170
Northern California	4	1,253	747
Southern California	3	791	388
Southeast Florida	1	254	99
Denver	3	918	287
Total	31	9,994	$4,217
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

We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for (i) 50% of the first $25,000,000 of losses (per occurrence) and 10% of the first $50,000,000 of losses (per occurrence) incurred by the master property insurance policy and (ii) covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance.

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

Forward-Looking Statements
This Form 10-Q contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will" and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters.  These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•	our potential development, redevelopment, acquisition or disposition of communities;

•	the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•	the timing of lease-up, occupancy and stabilization of apartment communities;

•	the timing and net sales proceeds of condominium sales;

•	the pursuit of land on which we are considering future development;

•	the anticipated operating performance of our communities;

•	cost, yield, revenue, NOI and earnings estimates;

•	the impact of landlord-tenant laws and rent regulations;

•	the expected proceeds from settlement of the Forward;

•	our declaration or payment of dividends;

•	our joint venture and discretionary fund activities;

•	our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•	our qualification as a REIT under the Internal Revenue Code;

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-

looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control.  These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Item 1A. "Risk Factors" in this report, for further discussion of risks associated with forward-looking statements.

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

•	the timing and net proceeds of condominium sales may not equal our current expectations;

•	occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•
financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•
our expected proceeds from the Forward are subject to adjustment for changes in the Overnight Bank Funding Rate and the amount of dividends we pay on our common stock, and our receipt of settlement proceeds assumes that we will settle the Forward by physical delivery;

•	the impact of new landlord-tenant laws and rent regulations may be greater than we expected;

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

•
the expected proceeds from settlement of the Forward are subject to adjustment for changes in the Overnight Bank Funding Rate and the amount of dividends we pay on our common stock, and our receipt of settlement proceeds assumes that we will settle the Forward by physical delivery; and

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, on-site maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. The Company has filed an objection with the National Labor Relations Board contesting the election on various grounds. A hearing was held in October and November, 2019, but a decision has not yet been rendered. The Company does not believe that this matter will have a material adverse effect on the Company's financial condition or its results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2019	8,285	$208.79	—	$200,000
August 1 - August 31, 2019	108	$212.56	—	$200,000
September 1 - September 30, 2019	14	$216.16	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015, and as further amended on February 16, 2017, November 13, 2017, and May 6, 2019. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 6, 2019.)

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	—	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 5, 2019	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2019	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)