Form 10-K
period 2019-12-31
AVALONBAY COMMUNITIES INC
filed 2020-02-21
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2019 was $28,279,444,401.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2020 was 140,642,065.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2020 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as our expansion markets consisting of Denver, Colorado, and Southeast Florida. We focus on leading metropolitan areas in these regions that we believe are characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics.

At January 31, 2020, we owned or held a direct or indirect ownership interest in:

•
274 operating apartment communities containing 79,636 apartment homes in 11 states and the District of Columbia, of which 261 communities containing 76,447 apartment homes were consolidated for financial reporting purposes and 13 communities containing 3,189 apartment homes were held by unconsolidated entities in which we hold an ownership interest. One of the consolidated communities containing 422 apartment homes was under redevelopment.

•	A mixed-use project located in New York, NY that contains 172 for-sale residential condominiums and 67,000 square feet of retail space.

•
22 apartment communities under development that are expected to contain an aggregate of 6,960 apartment homes when completed. One of these communities, expected to contain 328 apartment homes, is being developed through a joint venture.

•	Rights to develop an additional 27 communities that, if developed as expected, will contain 9,587 apartment homes.

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

During the three years ended December 31, 2019, we:

•
acquired 12 apartment communities, excluding unconsolidated investments, and in 2019 we purchased our joint venture partner's interest in one operating community, obtaining a 100% ownership in that apartment community;

•	disposed of 20 apartment communities, excluding unconsolidated investments and the five wholly-owned communities we contributed to the NYC Joint Venture (as defined below) during 2018;

•	realized our pro rata share of the gain from the sale of seven communities owned by unconsolidated real estate entities;

•
contributed five wholly-owned operating communities located in New York, NY, to a newly formed joint venture (the "NYC Joint Venture") in 2018, retaining a 20.0% interest in the venture and acting as the managing member of the venture as well as the property manager for the communities; and

•	completed the development of 28 apartment communities and the redevelopment of 24 apartment communities.

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we identify development opportunities through local market presence and access to local market information achieved through our regional offices. In addition to our principal executive office in Arlington, Virginia, we also maintain regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•	Bellevue, Washington;

•	Boston, Massachusetts;

•	Denver, Colorado;

•	Fairfield, Connecticut;

•	Irvine, California;

•	Iselin, New Jersey;

•	Los Angeles, California;

•	Melville, New York;

•	New York, New York;

•	San Diego, California;

•	San Francisco, California;

•	San Jose, California; and

•	Virginia Beach, Virginia.

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

We generally act as our own general contractor and construction manager, except for certain mid-rise and high-rise apartment communities, or in locations where we have limited historical experience, where we may elect to use third-party general contractors as construction managers. We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

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

Disposition Strategy.    We sell assets that no longer meet our long-term strategy or when real estate market conditions are favorable, and we redeploy the proceeds from those sales to develop, redevelop and acquire communities and to rebalance our portfolio across or within geographic regions. This also allows us to realize a portion of the value created through our investments and provides additional liquidity by redeploying the net proceeds from our dispositions in lieu of raising that amount of capital externally. When we decide to sell a community, we generally solicit competing bids from unrelated parties for these individual assets and consider the sales price and other terms of each proposal.

As part of the Archstone Acquisition in 2013 (as defined in Item 1. “Business” in the Company's Form 10-K filed February 22, 2019), we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2019 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $47,800,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

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

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. We provide such non-customary services to residents or share in the revenue or income from such services if we do so through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” subject to federal income taxes. See “Tax Matters” below.

Financing Strategy.    Our financing strategy is to endeavor to maintain a capital structure that provides financial flexibility to help ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,750,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

We have entered into, and may continue in the future to enter into, joint ventures (including limited liability companies or partnerships) through which we would develop and/or own an indirect economic interest of less than 100% of the community or communities owned directly by such joint ventures. Our decision to either hold an apartment community in fee simple or to have an indirect interest in the community through a joint venture is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller of land or of a community; (ii) our desire to diversify our portfolio of communities by market, submarket and product type; (iii) our desire at times to preserve our capital resources to maintain liquidity or balance sheet strength; and (iv) our projection, in some circumstances, that we will achieve higher returns on our invested capital or reduce our risk if a joint venture vehicle is used. Investments in joint ventures are not limited to a specified percentage of our assets. Each joint venture agreement is individually negotiated, and our ability to operate and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

In addition, from time to time, we may offer shares of our equity securities, debt securities or options to purchase stock in exchange for property. We may also acquire properties in exchange for properties we currently own.

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease retail space at our communities when either (i) the highest and best use of the space is for retail (e.g., street level in an urban area); (ii) we believe the retail space will enhance the attractiveness of the community to residents or; (iii) some component of retail space is required to obtain entitlements to build apartment homes. As of December 31, 2019, we had a total of approximately 787,000 square feet of rentable retail space, excluding retail space within communities currently under development. Gross rental revenue provided by leased retail space in 2019 was $32,627,000 (1.4% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the retail or for-sale residential components of a mixed-use building or project that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

We conduct many of the administrative functions associated with our property operations (including billing, collections, and response to resident inquiries) through an internally operated shared services center, rather than having on-site associates conduct such activities. We believe that this centralized platform allows our on-site associates to focus more on current and prospective resident services, while at the same time enabling us to reduce costs, mitigate risk and increase our availability and responsiveness to our residents. We are exploring the possibility of performing these shared service center administrative functions for a third party as a means of creating an additional revenue stream and economies of scale at our center. We cannot assure that we will provide such services to a third party or that it will be successful if we do so.

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

Competition

We face competition from other real estate investors, including insurance companies, pension and investment funds, REITs both in the multifamily as well as other sectors, and other well capitalized investors, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose pricing may be perceived as a better value given the quality, location, terms and amenities that the prospective resident seeks. We also compete against condominiums and single-family homes that are for sale or rent. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

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

We were incorporated under the laws of the State of California in 1978. In 1995, we reincorporated in the State of Maryland and have been focused on the ownership and operation of apartment communities since that time. As of January 31, 2020, we had 3,122 employees.

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

We have seen a recent increase in states and municipalities implementing, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit the amount by which we can raise rents or charge non-rent fees. For example, in 2019 the State of California adopted statewide rent control for communities older than fifteen years, limiting rent increases to the lesser of 10% or 5% plus local CPI. Also in 2019 the State of New York adopted new rules for rent-controlled and rent-stabilized units that revised and limited the way rent increases are calculated for renewal leases, basing increases solely on rent actually paid and eliminating the ability to increase the renewal rent to a higher “registered rent.” Furthermore, in California the Governor has the ability to enact local or statewide states of emergency which limit our ability to increase new and renewal rents more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multi-family housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

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

Our apartment communities compete with other housing alternatives to attract residents, including other rental apartments, condominiums and single-family homes for rent, and short term furnished offerings such as those available from extended stay hotels and through on-line services such as Airbnb. In addition, our residents and prospective residents also consider as an alternative to renting the purchase of a new or existing condominium or single-family home for sale. Competitive residential housing in a particular area could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets or reducing our cash dividend. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), absent changes in other factors, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. We believe that the lenders under our Credit Facility will fulfill their lending obligations thereunder, but if economic conditions deteriorate, there can be no assurance that the ability of those lenders to fulfill their obligations would not be adversely impacted.

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

From time to time we use interest rate derivatives to hedge and manage our exposure to certain interest rate risks. For example, from time to time, when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to the expected issuance of the securities by entering into interest rate hedging contracts. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. The settlement of interest rate hedging contracts has involved and may in the future involve material charges to our earnings. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing and implementing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will be effective. Termination of these hedging agreements may involve net costs, such as transaction fees, settlement costs and/or breakage costs.

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes and, therefore, the interest rate is generally more favorable to us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or on occasion as a condition to obtaining favorable zoning or an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2019, 5.2% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may run without expiration or may expire after a period of time (such as 15 or 20 years), may limit our ability to raise rents and, as a consequence, may also adversely affect the value of the communities subject to these restrictions. In addition, if we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.

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

The mortgages on properties that are subject to secured debt, our Credit Facility and the indentures under which a substantial portion of our debt was issued contain customary restrictions, requirements and other limitations, as well as certain financial and operating covenants including maintenance of certain financial ratios. Maintaining compliance with these restrictions could limit our flexibility. A default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could materially adversely affect our liquidity and increase our financing costs. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company, are impacted by the risks associated with this transition. The impact of this transition on the interest rates charged the Company and the terms of lending agreements are uncertain and could possibly adversely affect our financing costs, including spread pricing on our Credit Facility and variable rate unsecured term loans ( the "Term Loans") and certain other floating rate debt obligations, as well as our operations and cash flows.

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

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. For example, in 2017 we entered the Denver, Colorado, and Southeast Florida markets, where we have now engaged, and continue to pursue, development and acquisition opportunities. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks when we enter a new market, including an inability to accurately evaluate local apartment market conditions; an inability to obtain land for development or to identify appropriate acquisition opportunities; an inability to hire and retain key personnel; and a lack of familiarity with local governmental and permitting procedures.

Although we are primarily in the multifamily rental business, we also own and lease ancillary retail and commercial space, in particular when such tenants represent the best use of the space, as is often the case with large urban in-fill developments. Gross rental revenue provided by leased retail/commercial space in our portfolio represented 1.4% of our total revenue in 2019. The long term nature of our retail/commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

We also may engage or have an interest in for-sale activity. For example, we are proceeding with the sale of the residential condominiums at The Park Loggia, a mixed-use development located in New York, New York. We may be unsuccessful at developing real estate with the intent to sell or in selling condominiums as a disposition strategy for an asset, which could have an adverse effect on our results of operations.

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

Instead of acquiring, developing or maintaining ownership of apartment communities as a wholly-owned investment, at times we invest in real estate as a partner or a co-venturer with other investors. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses; that our partner might at any time have business goals that are inconsistent with ours; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. Frequently, we and our partner may each have the right to trigger a buy-sell or similar arrangement that could cause us to sell our interest, acquire our partner's interest or force a sale of the asset, at a time when we otherwise would not have initiated such a transaction.

We are exposed to risks associated with investment in and management of discretionary real estate investment funds and joint ventures.

We have investment interests in unconsolidated real estate entities (collectively, "ventures") ranging from 20.0% to 50.0%. The ventures present risks, including the following:

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

We are exposed to risks associated with real estate assets that are subject to ground leases that may restrict our ability to finance, sell or otherwise transfer our interests in those assets, limit our use and expose us to loss if such agreements are breached by us or terminated.

We own assets which are subject to the terms of long-term ground leases. These ground leases may impose limitations on our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to operate the properties. In addition, we could lose our interests in the properties if the ground leases are breached by us, terminated or lapse. As we get closer to the lease termination dates, the values of the properties could decrease if we are unable to agree upon an extension of the lease with the lessor. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

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

Various laws and regulations and interpretations thereof, as well as agreements with payment processors, require, or may require, us to comply with rules related to our websites for use by residents and prospective residents, including requirements related to accessibility of our websites to persons with disabilities and our handling and use of data we collect. We could face liabilities for failure to comply with these requirements. New statutes, such as the California Consumer Privacy Act (“CCPA”), and related regulations are evolving and may be subject to differing interpretations. We could incur costs to comply with stricter and more complex data privacy, data collection and information security laws and standards.

Expanding social media vehicles present new risks.

The use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us on any social networking website could damage our reputation. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.

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

Changes in U.S. accounting standards may materially and adversely affect the reporting of our operations.

The Company follows accounting principles generally accepted in the United States (“GAAP”). GAAP is established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The FASB and the SEC create and interpret accounting standards and may issue new accounting pronouncements or change the interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported consolidated results of operations and financial position.

Prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the TCJA remains uncertain. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders or holders of our debt securities.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) for the year ended December 31, 2019 are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had Stabilized Occupancy, as defined below, as of the beginning of the respective prior year. The Established Communities for the year ended December 31, 2019 are communities that are consolidated for financial reporting purposes, had Stabilized Occupancy as of January 1, 2018, are not conducting or planning to conduct substantial redevelopment activities, and are not held for sale or planned for disposition within the fiscal year. A community is considered to have Stabilized Occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

Beginning January 1, 2020, we have updated our definition of Stabilized Occupancy as the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment. In addition, beginning January 1, 2020, Established Communities will also include consolidated communities in our expansion markets of Denver, Colorado, and Southeast Florida. These changes will be applied prospectively to all periods presented.

•
Other Stabilized Communities are all other completed consolidated communities that have Stabilized Occupancy, as of January 1, 2019, or which were acquired during the years ended December 31, 2019 or 2018. Other Stabilized Communities for the year ended December 31, 2019 includes stabilized operating communities in our expansion markets of Denver, Colorado, and Southeast Florida, but excludes communities that are conducting or planning to conduct substantial redevelopment activities within the fiscal year.

•	Lease-Up Communities are consolidated communities where construction has been complete for less than one year and that do not have Stabilized Occupancy.

•
Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year. Redevelopment is considered substantial when capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment cost basis and is expected to have a material impact on the operations of the community, including occupancy levels and future rental rates.

Beginning January 1, 2020, we have updated our definition of Redevelopment Communities, to consist of consolidated communities that have (i) substantial redevelopment in progress or that is planned to begin during the fiscal year, through a capital investment during the reconstruction effort that is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment cost basis and (ii) physical occupancy that is below or is expected to be below 90% during or as a result of the redevelopment activity. These changes will be applied prospectively to all periods presented.

•
Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated entity. Unconsolidated Communities that are under development are presented as Development Communities.

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

As of December 31, 2019, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	33	8,166
Metro NY/NJ	40	11,463
Mid-Atlantic	32	11,232
Pacific Northwest	16	4,116
Northern California	36	10,136
Southern California	53	14,689
Total Established	210	59,802

Other Stabilized Communities:
New England	8	2,161
Metro NY/NJ	9	2,515
Mid-Atlantic	8	2,757
Pacific Northwest	—	—
Northern California	5	2,099
Southern California	5	2,371
Expansion Markets	8	2,300
Non-Core	—	—
Total Other Stabilized	43	14,203

Lease-Up Communities	7	2,027

Redevelopment Communities	2	665

Unconsolidated Communities	13	3,189

Total Current Communities	275	79,886

Development Communities (1)	22	6,960

Total Communities	297	86,846

Development Rights	27	9,587
_________________________________

(1)
Development Communities includes Avalon Alderwood Mall, expected to contain 328 apartment homes, which is being developed within an unconsolidated joint venture, and excludes The Park Loggia, which contains 172 for-sale residential condominiums and 67,000 square feet of retail space, which was completed in the fourth quarter of 2019.

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Established Communities portfolio annually. Changes in the Established Communities portfolios for the years ended December 31, 2019, 2018 and 2017 were as follows:

Number of communities
Established Communities as of December 31, 2016	191
Communities added	17
Communities removed (1):
Redevelopment Communities	(10)
Disposed Communities	(6)
Other Stabilized (2)	(1)
Communities with multiple phases combined	(1)
Established Communities as of December 31, 2017	190
Communities added	25
Communities removed (1):
Redevelopment Communities	(9)
Disposed Communities (3)	(13)
Other Stabilized (2)	(1)
Communities with multiple phases separated	2
Established Communities as of December 31, 2018	194
Communities added	22
Communities removed (1):
Redevelopment Communities	(2)
Disposed Communities	(3)
Other Stabilized (2)	(1)
Established Communities as of December 31, 2019	210
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

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2020, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	135	40,979
Mid-rise	110	30,168
High-rise	29	8,489
Total Current Communities	274	79,636

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2019	1/31/2020	1/31/2019	1/31/2020	1/31/2019	1/31/2020
New England	47	47	11,846	11,854	15.1%	14.9%
Boston, MA	37	39	9,876	10,440	12.6%	13.1%
Fairfield, CT	10	8	1,970	1,414	2.5%	1.8%

Metro NY/NJ	54	56	15,279	15,989	19.5%	20.1%
New York City, NY	14	14	5,089	5,089	6.5%	6.5%
New York Suburban	19	19	4,573	4,573	5.8%	5.7%
New Jersey	21	23	5,617	6,327	7.2%	7.9%

Mid-Atlantic	41	42	14,380	14,531	18.4%	18.2%
Washington Metro/Baltimore, MD	41	42	14,380	14,531	18.4%	18.2%

Pacific Northwest	17	19	4,538	5,135	5.8%	6.5%
Seattle, WA	17	19	4,538	5,135	5.8%	6.5%

Northern California	42	42	12,548	12,548	16.0%	15.7%
San Jose, CA	12	12	4,713	4,713	6.0%	5.9%
Oakland-East Bay, CA	13	13	3,847	3,847	4.9%	4.8%
San Francisco, CA	17	17	3,988	3,988	5.1%	5.0%

Southern California	60	60	17,352	17,279	22.1%	21.7%
Los Angeles, CA	40	40	11,916	11,843	15.2%	14.9%
Orange County, CA	12	12	3,370	3,370	4.3%	4.2%
San Diego, CA	8	8	2,066	2,066	2.6%	2.6%

Expansion markets	5	8	1,408	2,300	1.8%	2.9%
Denver, CO	3	4	748	1,086	1.0%	1.4%
Southeast Florida	2	4	660	1,214	0.8%	1.5%

Non-Core	3	—	1,014	—	1.3%	—%
	269	274	78,365	79,636	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2019, we completed construction of seven communities containing 2,027 apartment homes, acquired five wholly-owned operating communities containing 1,175 apartment homes and sold six wholly-owned operating communities containing 1,660 apartment homes. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.5 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 10.3 years.

Of the Current Communities, as of January 31, 2020, we owned (directly or through wholly-owned subsidiaries):

•
259 operating communities, including 248 with a full fee simple, or absolute, ownership interest and 11 that are on land subject to a land lease. The land leases have various expiration dates from October 2026 to March 2142, and six of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration.

•
A general partnership interest and an indirect limited partnership interest in Archstone Multifamily Partners AC LP (the “U.S. Fund”) and Multifamily Partners AC JV LP (the “AC JV”), subsidiaries of which own four and two operating communities, respectively.

•
A membership interest in four limited liability companies, one of which, the NYC Joint Venture, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities, as well as three ventures that each hold a fee simple interest in an operating community, one of which is consolidated for financial reporting purposes.

•	A general partnership interest in one partnership structured as a “DownREIT,” as described more fully below, that owns one community.

We also hold, directly or through wholly-owned subsidiaries, the full fee simple or leasehold ownership interest in our Development Communities, except for one which is being developed within an unconsolidated joint venture. In addition, we own a mixed-use project for which we are pursuing a for-sale strategy of individual condominium units.

In our partnership structured as a DownREIT, one of our wholly-owned subsidiaries is the general partner, and there are limited partners whose interest in the partnership is represented by units of limited partnership interest. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. Under the partnership agreement for the DownREIT, the distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The holders of units of limited partnership interest have the right to present all or some of their units for redemption for a cash amount as determined by the partnership agreement and based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock or for such cash amount. As of January 31, 2020, there were 7,500 DownREIT partnership units outstanding. The DownREIT partnership is consolidated for financial reporting purposes.

Development Communities

As of December 31, 2019, we owned or held a direct or indirect interest in 22 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,960 apartment homes and 64,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,596,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

During 2019 we completed the construction of The Park Loggia, located in New York, NY, which contains 172 for-sale residential condominium units and 67,000 square feet of retail space for an estimated total capitalized cost of $626,000,000. We currently intend to own and operate the retail portion of the development. In 2020, through the date on which this report was filed with the SEC, we sold 14 residential condominiums at The Park Loggia, for gross proceeds of approximately $47,000,000. In addition, we have contracts outstanding on 41 of the remaining residential condominiums.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial actual/ projected occupancy (2)	Estimated completion	Estimated stabilization (3)
1.	Avalon Teaneck Teaneck, NJ	248	$73	Q4 2016	Q2 2019	Q1 2020	Q2 2020
2.	Avalon North Creek Bothell, WA	316	84	Q4 2017	Q2 2019	Q1 2020	Q2 2020
3.	Avalon Norwood Norwood, MA	198	61	Q2 2018	Q3 2019	Q1 2020	Q3 2020
4.	Avalon Public Market Emeryville, CA	289	175	Q4 2016	Q3 2019	Q3 2020	Q4 2020
5.	Avalon Yonkers Yonkers, NY	590	189	Q4 2017	Q3 2019	Q4 2020	Q2 2021
6.	AVA Hollywood (4) Hollywood, CA	695	373	Q4 2016	Q4 2019	Q4 2020	Q1 2021
7.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
8.	Avalon Walnut Creek II Walnut Creek, CA	200	111	Q4 2017	Q1 2020	Q3 2020	Q1 2021
9.	Avalon Doral Doral, FL	350	114	Q2 2018	Q2 2020	Q3 2020	Q3 2021
10.	Avalon East Harbor Baltimore, MD	400	139	Q3 2018	Q3 2020	Q3 2021	Q4 2021
11.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q2 2020	Q1 2021	Q3 2021
12.	Avalon Newcastle Commons II Newcastle, WA	293	106	Q4 2018	Q3 2020	Q2 2021	Q4 2021
13.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q3 2020	Q1 2021	Q3 2021
14.	Avalon Harrison (4) Harrison, NY	143	76	Q4 2018	Q1 2021	Q1 2022	Q2 2022
15.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q3 2022
16.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
17.	Avalon Marlborough II Marlborough, MA	123	42	Q2 2019	Q2 2020	Q4 2020	Q1 2021
18.	Avalon Acton II Acton, MA	86	31	Q4 2019	Q3 2020	Q4 2020	Q1 2021
19.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q3 2022
20.	AVA RiNo Denver, CO	246	87	Q4 2019	Q1 2022	Q2 2022	Q4 2022
21.	Avalon Monrovia Monrovia, CA	154	68	Q4 2019	Q1 2021	Q3 2021	Q4 2021
22.	Avalon Alderwood Mall (5) Lynnwood, WA	328	110	Q4 2019	Q3 2021	Q2 2022	Q3 2022
	Total	6,960	$2,596
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

(2)	Initial projected occupancy dates are estimates. There can be no assurance that we will complete any or all of these proposed developments.

(3)
Estimated stabilization will occur subsequent to January 1, 2020, when Stabilized Operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	Developments containing at least 10,000 square feet of retail space include AVA Hollywood (19,000 square feet) and Avalon Harrison (27,000 square feet).

(5)
We are developing this project within an unconsolidated joint venture that was formed in December 2019, in which we own a 50.0% interest. The information above represents the total cost for the venture.

During the year ended December 31, 2019, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon at the Hingham Shipyard II Hingham, MA	190	$65	202,820	$320	Q1 2019
2.	Avalon Sudbury Sudbury, MA	250	87	336,684	258	Q1 2019
3.	Avalon Piscataway Piscataway, NJ	360	91	399,492	228	Q2 2019
4.	AVA Esterra Park Redmond, WA	323	91	229,514	396	Q3 2019
5.	Avalon Boonton Boonton, NJ	350	93	376,006	247	Q4 2019
6.	Avalon Belltown Towers (2) Seattle, WA	274	147	243,321	604	Q4 2019
7.	Avalon Saugus (2) Saugus, MA	280	93	315,039	295	Q4 2019
	Total (3)	2,027	$667
____________________________________

(1)	Total capitalized cost is as of December 31, 2019. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

(2)
Approximate rentable area includes retail space. Developments containing at least 10,000 square feet of retail space include Avalon Belltown Towers (11,000 square feet) and Avalon Saugus (23,000 square feet).

(3)	Excludes the development of The Park Loggia, which contains 172 for-sale residential condominiums and 67,000 square feet of retail space. Development was complete in the fourth quarter of 2019.

Redevelopment Communities

As of December 31, 2019, we had two communities containing 665 apartment homes under redevelopment. We expect the total capitalized cost to redevelop these communities to be $45,000,000, excluding costs incurred prior to redevelopment. We have found that the cost to redevelop an existing apartment community is more difficult to budget and estimate than the cost to develop a new community. Accordingly, we expect that actual costs may vary from our budget by a wider range than for a new Development Community. We cannot assure you that we will meet our schedule for reconstruction completion or for attaining restabilized operations, or that we will meet our budgeted costs, either individually or in the aggregate. We anticipate maintaining or increasing our current level of redevelopment activity related to communities in our current operating portfolio. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with redevelopment activity.

Development Rights

At December 31, 2019, we had $70,486,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 27 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,587 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 22 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. In addition, five Development Rights are additional development phases of existing stabilized operating communities we own and will be constructed on land currently associated with, or adjacent to, those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2019, we incurred a charge of $4,991,000 for development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	3	424	$164
Metro NY/NJ	12	5,171	2,260
Mid-Atlantic	—	—	—
Pacific Northwest	3	1,223	446
Northern California	4	1,198	714
Southern California	2	637	326
Southeast Florida	1	254	99
Denver, CO	2	680	208
Total	27	9,587	$4,217
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

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2019, we acquired land parcels for five Development Rights, as shown in the table below, for an aggregate investment of $63,864,000. For all of the parcels, construction has either started or is expected to start within the next six months.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	AVA RiNo Denver, CO	246	$87	January 2019
2.	Avalon Foundry Row Owings Mill, MD	437	100	April 2019
3.	Avalon Marlborough II Marlborough, MA	123	42	April 2019
4.	Avalon Woburn Woburn, MA	350	121	October 2019
5.	Avalon Monrovia Monrovia, CA	154	68	November 2019
	Total	1,310	$418
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

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when real estate markets allow us to realize a portion of the value created over our periods of ownership, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax deferred, like-kind exchange transaction. From January 1, 2019 to January 31, 2020, we sold our interest in seven wholly-owned operating communities, containing 1,910 apartment homes, with an aggregate gross sales price of $492,350,000.

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

ITEM 3.    LEGAL PROCEEDINGS

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, onsite maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. The Company has filed an objection  contesting the election on various grounds. On December 20, 2019, the local hearing officer issued his report overruling the Company’s objections. The Company has filed exceptions to (i.e., appealed) the ruling. The Company does not believe that this matter and the possible representation by Local 30 of our maintenance associates in Westchester County will have a material adverse effect on the Company's financial condition or its results of operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 31, 2020 there were 456 holders of record of an aggregate of 140,642,065 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2020, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2020 of $1.59 per share, a 4.6% increase over the previous quarterly dividend per share of $1.52. The dividend will be payable on April 15, 2020 to all common stockholders of record as of March 31, 2020.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1- October 31, 2019	615	$217.97	—	$200,000
November 1- November 30, 2019	493	$213.25	—	$200,000
December 1- December 31, 2019	—	$—	—	$200,000
_________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table provides historical consolidated financial, operating and other data for the Company. You should read the table with our Consolidated Financial Statements and the Notes included in this report (in thousands, except share and per share data).

	For the year ended
	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15
Operating data:
Total revenue	$2,324,626	$2,284,535	$2,158,628	$2,045,255	$1,856,028
Gain on sale of communities	$166,105	$374,976	$252,599	$374,623	$115,625
Gain (loss) on other real estate transactions	$439	$345	$(10,907)	$10,224	$9,647
Net income	$786,103	$974,175	$876,660	$1,033,708	$741,733
Net income attributable to common stockholders	$785,974	$974,525	$876,921	$1,034,002	$742,038

Per Common Share and Share Information:
Earnings per common share—basic:
Net income attributable to common stockholders	$5.64	$7.05	$6.36	$7.53	$5.54
Weighted average shares outstanding—basic (1)	139,054,191	137,844,755	137,523,771	136,928,251	133,565,711

Earnings per common share—diluted:
Net income attributable to common stockholders	$5.63	$7.05	$6.35	$7.52	$5.51
Weighted average shares outstanding—diluted	139,571,550	138,289,241	138,066,686	137,461,637	134,593,177

Cash dividends declared	$6.08	$5.88	$5.68	$5.40	$5.00

Other Information:
Net income attributable to common stockholders	$785,974	$974,525	$876,921	$1,034,002	$742,038
Depreciation	661,578	631,196	584,150	531,434	477,923
Interest expense, net (2)	204,187	238,466	225,133	194,585	148,879
Income tax expense (benefit)	13,003	(160)	141	305	1,483
EBITDA (3)	$1,664,742	$1,844,027	$1,686,345	$1,760,326	$1,370,323

Funds from Operations attributable to common stockholders (4)	$1,280,690	$1,218,752	$1,167,218	$1,135,762	$1,083,085
Core Funds from Operations (4)	$1,303,207	$1,244,286	$1,189,976	$1,125,341	$1,016,035
Number of Current Communities (5)	275	270	267	258	259
Number of apartment homes	79,886	78,549	77,614	74,538	75,584

Balance Sheet Information:
Real estate, before accumulated depreciation	$23,606,872	$22,342,577	$21,935,936	$20,776,626	$19,268,099
Total assets	$19,121,051	$18,380,200	$18,414,821	$17,867,271	$16,931,305
Notes payable and unsecured credit facilities, net	$7,296,290	$7,040,263	$7,329,470	$7,030,880	$6,456,948

Cash Flow Information:
Net cash flows provided by operating activities	$1,321,804	$1,301,111	$1,256,257	$1,160,272	$1,074,667
Net cash flows used in investing activities	$(1,193,869)	$(596,651)	$(965,381)	$(1,032,352)	$(1,199,517)
Net cash flows (used in) provided by financing activities	$(218,185)	$(688,502)	$(418,947)	$(303,271)	$25,093
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

(3)
EBITDA is defined as net income before interest income and expense, income taxes and depreciation and amortization. Under this definition, EBITDA includes gains on sale of assets and gain on sale of partnership interests. Management generally considers EBITDA to be an appropriate supplemental measure to net income of our operating performance because it helps investors to understand our ability to incur and service debt and to make capital expenditures. EBITDA should not be considered as an alternative to net income (as determined in accordance with GAAP), as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Our calculation of EBITDA may not be comparable to EBITDA as calculated by other companies.

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

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“NAREIT”), we calculate FFO as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	cumulative effect of change in accounting principle;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures, including those from a change in control.

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains (if not adjusted through FFO), non-core costs, and promoted interests;

•	casualty and impairment losses or gains, net on non-depreciable real estate;

•	business interruption insurance proceeds and the related lost NOI that is covered by the business interruption insurance proceeds;

•	gains or losses from early extinguishment of consolidated borrowings;

•	advocacy contributions;

•	hedge ineffectiveness;

•	severance related costs;

•	abandoned pursuits;

•	for-sale condominium activity, including gains, marketing and administrative costs and imputed carry cost;

•	gains or losses on sales of assets not subject to depreciation;

•	expensed acquisition costs related to business acquisitions that occurred prior to the adoption of ASU 2017-0 as of October 1, 2016;

•	property and casualty insurance proceeds and legal settlements;

•	income taxes; and

•	other non-core items.

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

	For the year ended
	12/31/19	12/31/18	12/31/17	12/31/16	12/31/15
Net income attributable to common stockholders	$785,974	$974,525	$876,921	$1,034,002	$742,038
Depreciation—real estate assets, including discontinued operations and joint venture adjustments	666,563	629,814	582,907	538,606	486,019
Distributions to noncontrolling interests, including discontinued operations	46	44	42	41	38
Gain on sale of unconsolidated entities holding previously depreciated real estate assets	(5,788)	(10,655)	(40,053)	(58,069)	(33,580)
Gain on sale of previously depreciated real estate assets	(166,105)	(374,976)	(252,599)	(374,623)	(115,625)
Casualty and impairment (recovery) loss, net on real estate (1) (6)	—	—	—	(4,195)	4,195
FFO attributable to common stockholders	$1,280,690	$1,218,752	$1,167,218	$1,135,762	$1,083,085

Adjusting items:
Joint venture losses (gains) (2)	87	852	950	6,031	(9,059)
Joint venture promote (3)	—	(925)	(26,742)	(7,985)	(21,969)
Impairment loss on real estate (4) (6)	—	826	9,350	10,500	800
Casualty gain, net on real estate (5) (6)	—	(612)	(3,100)	(10,239)	(15,538)
Business interruption insurance proceeds (7)	(1,441)	(26)	(3,495)	(20,565)	(1,509)
Lost NOI from casualty losses covered by business interruption insurance (8)	675	1,730	7,904	7,366	7,862
Loss (gain) on extinguishment of consolidated debt	602	17,492	25,472	7,075	(26,736)
Advocacy contributions	50	3,489	—	—	—
Hedge ineffectiveness	—	—	(753)	—	—
Severance related costs	2,327	1,466	87	852	1,999
Development pursuit and other write-offs	3,782	280	1,406	3,662	1,838
For-sale condominium marketing and administrative costs	3,812	1,044	—	—	—
For-sale condominium imputed carry cost (9)	6,351	—	—	—	—
(Gain) loss on sale of other real estate transactions	(439)	(344)	10,907	(10,224)	(9,647)
Acquisition costs	—	—	92	3,523	3,806
Legal settlements (10)	(6,292)	513	680	(417)	—
Income tax expense (benefit) (11)	13,003	(251)	—	—	1,103
Core FFO attributable to common stockholders	$1,303,207	$1,244,286	$1,189,976	$1,125,341	$1,016,035

Weighted average common shares outstanding - diluted	139,571,550	138,289,241	138,066,686	137,461,637	134,593,177

EPS per common share - diluted	$5.63	$7.05	$6.35	$7.52	$5.51
FFO per common share - diluted	$9.18	$8.81	$8.45	$8.26	$8.05
Core FFO per common share - diluted	$9.34	$9.00	$8.62	$8.19	$7.55
_________________________________

(1)
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

(2)
Amounts for 2019, 2018, 2017 and 2016 are primarily composed of (i) the write-off of asset management fee intangibles primarily associated with the disposition of communities in the U.S. Fund in 2019, 2018, 2017 and 2016 and the AC JV in 2018 and (ii) our proportionate share of operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition. Amounts for 2015 are primarily composed of our proportionate share of gains and operating results for joint ventures formed with Equity Residential as part of the Archstone Acquisition.

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

(9)
Represents the imputed carry cost of the for-sale residential condominiums at The Park Loggia. The Company computes this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by the Company's weighted average unsecured debt rate.

(10) Amounts for 2019 include $2,237 in legal settlement proceeds related to a construction defect at a community and $3,126 in legal settlement proceeds related to a former Development Right.
(11) Amount for 2015 is composed of income taxes on income that was earned in taxable REIT subsidiaries and that is not considered to be a component of primary operations. Amount for 2018 represents a partial refund for payments in prior years. Amount for 2019 consists of $5,782 primarily related to a net deferred tax liability for the GAAP to tax basis differences at The Park Loggia and $7,221 related to the other activity the Company undertook through taxable REIT subsidiaries ("TRS"), including the disposition of two wholly-owned operating communities and deferred tax obligations related to the Company's sustainability initiatives.

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

2019 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2019 was $785,974,000, a decrease of $188,551,000, or 19.3%, from the prior year. The decrease is primarily attributable to decreases in real estate sales and related gains, increases in depreciation expense and income tax expense and decreases in joint venture real estate gains from the prior year. These amounts were partially offset by increases in NOI from newly developed, acquired and existing operating communities, as well as decreases in interest expense and loss on extinguishment of debt, net from the prior year.

Established Communities NOI for the year ended December 31, 2019 increased by $39,149,000, or 3.1%, over the prior year. The increase was driven by an increase in rental revenue of 2.9%, partially offset by an increase in operating expenses of 2.8% over 2018.

During 2019, we raised approximately $1,278,098,000 of gross capital through the issuance of unsecured notes, sale of common shares under CEP IV and V, including settlement of the Forward, and the sale of consolidated operating communities and other real estate. This amount does not include proceeds from joint venture dispositions. The funds raised from the sale of real estate consist of the proceeds from the sale of six operating communities and two ancillary land parcels. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our development activity will continue to create long-term value. During 2019, we:

•
Completed the construction of seven apartment communities containing an aggregate of 2,027 apartment homes and 34,000 square feet of retail space, for an aggregate total capitalized cost of $667,000,000.

•
Started the construction of eight apartment communities containing an aggregate of 2,377 apartment homes, which are expected to be completed for an estimated total capitalized cost of $849,000,000, or $794,000,000 when including only our 50.0% interest in one community developed through an unconsolidated joint venture.

•	Completed the redevelopment of nine apartment communities containing an aggregate of 3,276 apartment homes for a total investment of $136,000,000, excluding costs incurred prior to the redevelopment.

We also achieved portfolio growth through acquisitions, acquiring five consolidated apartment communities containing an aggregate of 1,175 apartment homes for an aggregate purchase price of $345,450,000. In addition, we purchased our joint venture partner's 45.0% interest in one operating community for $71,280,000, obtaining a 100% ownership interest in that community.

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

Communities Overview

As of December 31, 2019 we owned or held a direct or indirect ownership interest in 297 apartment communities containing 86,846 apartment homes in 11 states and the District of Columbia, of which 22 communities were under development and two communities were under redevelopment. Of these communities, 14 were owned by entities that were not consolidated for financial reporting purposes, including five owned by the NYC Joint Venture, four owned by the U.S. Fund, two owned by the AC JV and one that is being developed within a joint venture. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 27 wholly-owned communities that, if developed as expected, will contain an estimated 9,587 apartment homes.

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2019 and 2018 follows (dollars in thousands). Discussion of our operating results for 2017 and comparison to 2018 can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K filed with the SEC on February 22, 2019.

	For the year ended		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue:
Rental and other income (1)	$2,319,666	$2,280,963	$38,703	1.7%
Management, development and other fees	4,960	3,572	1,388	38.9%
Total revenue	2,324,626	2,284,535	40,091	1.8%

Expenses:
Direct property operating expenses, excluding property taxes (1)	427,114	441,155	(14,041)	(3.2)%
Property taxes	252,961	241,563	11,398	4.7%
Total community operating expenses	680,075	682,718	(2,643)	(0.4)%

Corporate-level property management and other indirect operating expenses	88,031	83,838	4,193	5.0%
Expensed acquisition, development and other pursuit costs, net of recoveries	4,991	3,265	1,726	52.9%
Interest expense, net	203,585	220,974	(17,389)	(7.9)%
Loss on extinguishment of debt, net	602	17,492	(16,890)	(96.6)%
Depreciation expense	661,578	631,196	30,382	4.8%
General and administrative expense	58,042	60,369	(2,327)	(3.9)%
Casualty and impairment loss, net	—	215	(215)	(100.0)%
Total other expenses	1,016,829	1,017,349	(520)	(0.1)%

Equity in income of unconsolidated real estate entities	8,652	15,270	(6,618)	(43.3)%
Gain on sale of communities	166,105	374,976	(208,871)	(55.7)%
Gain on other real estate transactions	439	345	94	27.2%
For-sale condominium marketing and administrative costs	(3,812)	(1,044)	(2,768)	265.1%
Income before income taxes	799,106	974,015	(174,909)	(18.0)%
Income tax expense (benefit)	13,003	(160)	13,163	N/A (2)
Net income	786,103	974,175	(188,072)	(19.3)%

Net loss attributable to noncontrolling interests	(129)	350	(479)	(136.9)%

Net income attributable to common stockholders	$785,974	$974,525	$(188,551)	(19.3)%
_________________________________

(1)
Historically for years prior to January 1, 2019, we presented charges for uncollectible lease revenue in direct property operating expenses, excluding property taxes. With the adoption of ASU 2016-02, Leases, we are presenting such charges as an adjustment to rental and other income in our consolidated financial statements on a prospective basis as of January 1, 2019.

(2) Percent change is not meaningful.

Net income attributable to common stockholders decreased $188,551,000, or 19.3%, to $785,974,000 in 2019 from 2018, primarily attributable to decreases in real estate sales and related gains, increases in depreciation expense and income tax expense and decreases in joint venture real estate gains from the prior year. These amounts were partially offset by increases in NOI from newly developed, acquired and existing operating communities, as well as decreases in interest expense and loss on extinguishment of debt, net from the prior year.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment loss (gain), net, gain on sale of communities, loss (gain) on other real estate transactions, net, for-sale condominiums marketing and administrative costs and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2019 and 2018 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/19	12/31/18
Net income	$786,103	$974,175
Indirect operating expenses, net of corporate income	83,008	80,227
Expensed transaction, development and other pursuit costs, net of recoveries	4,991	3,265
Interest expense, net	203,585	220,974
Loss on extinguishment of debt, net	602	17,492
General and administrative expense	58,042	60,369
Equity in income of unconsolidated real estate entities	(8,652)	(15,270)
Depreciation expense	661,578	631,196
Income tax expense (benefit)	13,003	(160)
Casualty and impairment loss, net	—	215
Gain on sale of real estate assets	(166,105)	(374,976)
Gain on other real estate transactions, net	(439)	(345)
For-sale condominium marketing and administrative costs	3,812	1,044
Net operating income from real estate assets sold or held for sale	(12,318)	(79,372)
Net operating income	$1,627,210	$1,518,834

The NOI increase for 2019 as compared to 2018 consists of changes in the following categories (dollars in thousands):

Full Year
2019
Established Communities	$39,149
Other Stabilized Communities	42,700
Development and Redevelopment Communities	26,527
Total	$108,376

The increase in our Established Communities' NOI in 2019 is due to increased rental rates, partially offset by increased operating expenses.

Historically for years prior to January 1, 2019, we presented charges related to uncollectible lease revenue in operating expenses. With the adoption of ASU 2016-02, Leases, we are presenting such charges as an adjustment to revenue in our consolidated financial statements on a prospective basis as of January 1, 2019. For reported segment financial information for the year ended December 31, 2018, including for Established Communities as discussed below, we have also included such charges as an adjustment to revenue for all prior years presented in order to provide comparability.

Rental and other income increased in 2019 compared to the prior year due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, partially offset by a decrease in rental income from communities sold. The change in classification of charges for uncollectible lease revenue, as described above, partially offsets the increase in rental and other income for the year ended December 31, 2019 over the prior year.

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities decreased to 72,901 apartment homes for 2019, as compared to 73,385 homes for 2018. The weighted average monthly rental revenue per occupied apartment home increased to $2,647 for 2019 as compared to $2,588 in 2018.

The following table presents the year to date change in rental revenue, including the attribution of the change between rental rates and Economic Occupancy, for Established Communities.

	For the year ended
	Rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change			% Change
	2019	2018	2019 to 2018	2019 to 2018	2019	2018	2019 to 2018	2019	2018	2019 to 2018
New England	$249,515	$242,127	$7,388	3.1%	$2,662	$2,575	3.4%	95.7%	96.0%	(0.3)%
Metro NY/NJ (2)	410,503	400,205	10,298	2.6%	3,104	3,024	2.6%	96.2%	96.2%	—%
Mid-Atlantic	292,691	284,131	8,560	3.0%	2,256	2,195	2.8%	96.2%	96.0%	0.2%
Pacific Northwest	112,553	108,549	4,004	3.7%	2,368	2,284	3.7%	96.2%	96.2%	—%
Northern California	363,554	352,879	10,675	3.0%	3,107	3,011	3.2%	96.2%	96.4%	(0.2)%
Southern California	405,556	394,237	11,319	2.9%	2,400	2,330	3.0%	95.9%	96.0%	(0.1)%
Total Established	$1,834,372	$1,782,128	$52,244	2.9%	$2,661	$2,584	3.0%	96.0%	96.1%	(0.1)%
_________________________________

(1)
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

(2)
The New York State Housing Stability and Tenant Protection Act of 2019, which was signed into law on June 14, 2019, now limits some of the fees we previously charged in New York State (including late fees and new lease application fees), eliminates our ability to raise rents on rent stabilized apartments up to the full legal rent when residents with a preferential rent renew their lease, and implements other changes that are expected to limit our rent increases on rent stabilized apartments and generally increases tenant rights. We expect the impact of the New York State Housing Stability and Tenant Protection Act of 2019 to be immaterial to our Metro New York/New Jersey results of operations.

Management, development and other fees increased $1,388,000, or 38.9%, in 2019 as compared to the prior year, primarily due to increased property management fees earned from the NYC Joint Venture that was formed in December 2018, partially offset by lower property and asset management fees earned as a result of dispositions from the U.S. Fund and the AC JV.

Direct property operating expenses, excluding property taxes decreased $14,041,000, or 3.2%, in 2019 as compared to the prior year, primarily due to the change in classification of charges for uncollectible lease revenue, as described above, as well as a decrease from dispositions in the prior and current years, partially offset by an increase due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $7,974,000, or 2.5%, in 2019 as compared to the prior year, primarily due to increased property insurance costs, compensation and maintenance expense.

Property taxes increased $11,398,000, or 4.7%, in 2019 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $6,103,000, or 3.3%, in 2019 as compared to the prior year, primarily due to increased assessments and rates in the current year in the Company's East Coast and Northern and Southern California markets, as well as successful appeals in the Company's Pacific Northwest market in the prior year. These increases are partially offset by decreased tax rates in the Pacific Northwest and a successful appeal in Northern California in the current year. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $4,193,000, or 5.0%, in 2019 as compared to the prior year, primarily due to increased compensation related costs and spending on corporate initiatives in the current year, partially offset by decreased advocacy contributions in the current year compared to the prior year.

Expensed acquisition, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. Expensed acquisition, development and other pursuit costs, net of recoveries, increased $1,726,000, or 52.9%, in 2019 as compared to the prior year.

Interest expense, net decreased $17,389,000, or 7.9%, in 2019 as compared to the prior year. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The decrease in 2019 was primarily due to a decrease in outstanding consolidated secured indebtedness and an increase in capitalized interest, partially offset by an increase in outstanding unsecured indebtedness.

Loss on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. Loss on the extinguishment of debt, net decreased $16,890,000, or 96.6%, in 2019 as compared to the prior year. The loss of $17,492,000 in 2018 was due to:

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

Depreciation expense increased $30,382,000, or 4.8%, in 2019 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) decreased $2,327,000, or 3.9%, in 2019 as compared to the prior year, primarily due to legal settlement proceeds related to a former Development Right and a construction defect at a community, partially offset by an increase in compensation related expenses in the current year.

Equity in income of unconsolidated real estate entities decreased $6,618,000, or 43.3%, in 2019 as compared to the prior year, primarily due to gains on the sale of communities in various ventures in the prior year, coupled with non-cash charges for the depreciation of in-place leases associated with purchase accounting within the NYC Joint Venture, which were not present in the prior year.

Gain on sale of communities decreased in 2019 as compared to the prior year. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gain of $166,105,000 in 2019 was primarily due to the sale of six wholly-owned operating communities. The gain of $374,976,000 in 2018 was primarily due to the sale of eight wholly-owned operating communities and the recognition of the gain associated with the contribution of five wholly-owned operating communities to the NYC Joint Venture, a venture in which we retained a 20.0% interest.

For-sale condominium marketing and administrative costs consist of costs associated with the for-sale condominiums of The Park Loggia.

Income tax expense of $13,003,000 for the year ended December 31, 2019 consists of $5,782,000 of income tax expense, primarily related to a net deferred tax liability for the GAAP to tax basis differences at The Park Loggia and $7,221,000 of current and deferred tax expense related to other activity we undertook through taxable REIT subsidiaries ("TRS") including the disposition of two wholly-owned operating communities and our sustainability initiatives.

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

We had cash and cash equivalents and restricted cash of $127,614,000 at December 31, 2019, a decrease of $90,250,000 from $217,864,000 at December 31, 2018. The following discussion relates to changes in cash and cash equivalents and restricted cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities increased to $1,321,804,000 in 2019 from $1,301,111,000 in 2018. The change was driven primarily by increased NOI from existing, acquired and newly developed communities.

Investing Activities—Net cash used in investing activities totaled $1,193,869,000 in 2019. The net cash used was primarily due to:

•	investment of $1,052,011,000 in the development and redevelopment of communities;

•	acquisition of five wholly-owned operating communities and our joint venture partner's 45.0% interest in one operating community for $420,517,000; and

•	capital expenditures of $140,892,000 for our operating communities and non-real estate assets.

These amounts are partially offset by proceeds from the sale of real estate of $422,041,000.

Financing Activities—Net cash used in financing activities totaled $218,185,000 in 2019. The net cash used was primarily due to:

•	payment of cash dividends in the amount of $839,646,000; and

•	the repayment of mortgage notes payable in the amount of $227,570,000.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $449,804,000;

•	the issuance of common stock in the amount of $409,725,000, including $197,122,000 in settlement of the Forward under CEP V and $196,700,000 through CEP IV and CEP V; and

•	the issuance of a mortgage note payable in the amount of $30,250,000.

Variable Rate Unsecured Credit Facility

On February 28, 2019, we entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces our prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (2.44% at January 31, 2020), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of our unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide us loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had $110,000,000 outstanding under the Credit Facility and had $6,632,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2020. In addition, we had $28,767,000 outstanding in additional letters of credit as of January 31, 2020.

The phase-out of LIBOR and expected transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects on our LIBOR borrowings. See Item 1A. “Risk Factors” for further discussion.

Financial Covenants

We are subject to financial covenants contained in the Credit Facility, Term Loans and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.

We were in compliance with these covenants at December 31, 2019.

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

Continuous Equity Offering Program

In December 2015, we commenced a fourth continuous equity program (“CEP IV”) under which we were able to sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. In conjunction with CEP IV, we engaged sales agents who received compensation of up to 2.0% of the gross sales price for shares sold.

In May 2019, we replaced CEP IV with a new continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2019, we entered into and settled a forward sales agreement, as discussed below.

On September 25, 2019, we entered into a forward contract under CEP V to sell 947,868 shares of common stock (the "Forward"). The sales price was established based on the stock price during intraday trading on September 25, 2019. In December 2019, we issued 947,868 shares of common stock at a weighted average sales price of $207.96 per share, for net proceeds of $197,122,000, in settlement of the Forward. The proceeds received were determined on the date of settlement, with adjustments during the term of the contract for our dividends as well as for a daily interest factor that varied with changes in the Overnight Bank Funding rate.

In addition to the shares issued in settlement of the Forward, in 2019, we sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000 under CEP IV, and 239,580 shares at an average sales price of $208.70 per share, for net proceeds of $49,250,000 under CEP V. We have not engaged in sales activity subsequent to December 31, 2019. As of January 31, 2020, we had $752,878,000 remaining authorized for issuance under CEP V.

Forward Interest Rate Swap Agreements

In 2019, in conjunction with the issuance of our 3.30% notes due 2029, we settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability of the unsecured notes, making a payment of $12,309,000.

In addition, in 2019 we entered into $350,000,000 of forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2020, which are outstanding as of December 31, 2019. In February 2020, in conjunction with the pricing of the $700,000,000 principal amount of 2.30% unsecured notes due in 2030, discussed below, we settled $350,000,000 of forward interest rate swap agreements, making a payment of $20,314,000.

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

In addition to the Credit Facility, the following debt activity occurred during 2019:

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

•
In August 2019, as part of the tax-deferred exchange associated with the disposition of Archstone Lexington and acquisition of Avalon Cerritos, we (i) repaid $21,700,000 principal amount of variable rate debt secured by Archstone Lexington at par in advance of its scheduled maturity date and (ii) entered into a $30,250,000 fixed rate note secured by Avalon Cerritos, with a contractual interest rate of 3.26%, maturing in August 2029. Further discussion of the disposition and acquisition activity can be found in Note 6, "Real Estate Disposition Activities," and Note 5, "Investments in Real Estate Entities," of our Consolidated Financial Statements.

•	In November 2019, we repaid $65,749,000 of 3.38% fixed rate debt secured by Avalon Columbia Pike at par on its maturity date.

In February 2020, we priced an underwritten public offering under our existing shelf registration statement for $700,000,000 principal amount of 2.30% unsecured notes due in 2030. We anticipate receiving the net proceeds from this borrowing on February 25, 2020. In addition, we called for redemption of (i) $400,000,000 principal amount of our 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of our 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with the redemption of the outstanding unsecured notes due in October 2020 and January 2021, we anticipate recognizing a loss on debt extinguishment comprised of approximately $9,300,000 in prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2019 and 2018 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2018	12/31/2019	2020	2021	2022	2023	2024	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$37,561	$36,995	$596	$629	$663	$699	$737	$33,671
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,761	99,195	596	629	663	699	737	95,871

Variable rate
Eaves Mission Viejo	2.67%	Jun-2025	(4)	7,635	—	—	—	—	—	—	—
AVA Nob Hill	2.65%	Jun-2025	(4)	20,800	—	—	—	—	—	—	—
Avalon Campbell	2.98%	Jun-2025	(4)	38,800	—	—	—	—	—	—	—
Eaves Pacifica	3.00%	Jun-2025	(4)	17,600	—	—	—	—	—	—	—
Avalon Acton	2.39%	Jul-2040	(5)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	3.30%	Nov-2038	(5)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.30%	Nov-2038	(5)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.21%	May-2029	(5)	100,500	98,200	4,700	5,200	5,600	6,100	6,800	69,800
Avalon San Bruno I	3.19%	Dec-2037	(5)	64,450	64,450	1,400	1,900	2,000	2,200	2,200	54,750
				563,285	476,150	6,100	7,100	7,600	8,300	9,000	438,050
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021	(6)	250,000	250,000	—	250,000	—	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	450,000	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	250,000	—	—
$400 million unsecured notes	3.78%	Oct-2020	(6)	400,000	400,000	400,000	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	350,000	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	300,000	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		—	450,000	—	—	—	—	—	450,000
Avalon Walnut Creek	4.00%	Jul-2066		3,699	3,847	—	—	—	—	—	3,847
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,999	28,435	591	27,844	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	15,095	13,665	1,495	1,575	1,655	1,740	1,840	5,360
Avalon San Bruno III	3.18%	Jun-2020		52,090	50,825	50,825	—	—	—	—	—
Avalon Natick	3.15%	Apr-2019	(7)	13,482	—	—	—	—	—	—	—
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	67,904	—	—	—	—	—
Avalon Columbia Pike	3.24%	Nov-2019	(7)	67,085	—	—	—	—	—	—	—
Avalon Cerritos	3.35%	Aug-2029	(8)	—	30,250	—	—	—	—	—	30,250
				5,833,454	6,230,026	520,815	279,419	451,655	601,740	301,840	4,074,557

Variable rate
Avalon Natick	4.80%	Apr-2019	(7)	34,155	—	—	—	—	—	—	—
Archstone Lexington	4.13%	Oct-2020	(8)	21,700	—	—	—	—	—	—	—
Term Loan - $100 million	2.79%	Feb-2022		100,000	100,000	—	—	100,000	—	—	—
Term Loan - $150 million	2.72%	Feb-2024		150,000	150,000	—	—	—	—	150,000	—
$300 million unsecured notes	2.62%	Jan-2021		300,000	300,000	—	300,000	—	—	—	—
				605,855	550,000	—	300,000	100,000	—	150,000	—

Total indebtedness - excluding Credit Facility				$7,102,355	$7,355,371	$527,511	$587,148	$559,918	$610,739	$461,577	$4,608,478

_________________________________

(1)
Rates are given as of December 31, 2019 and include credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $41,352 and $44,007 as of December 31, 2019 and 2018, respectively, deferred financing costs and debt discount associated with secured notes of $17,729 and $18,085 as of December 31, 2019 and 2018, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	During 2019, we repaid this borrowing at par in advance of its scheduled maturity date.

(5)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(6)	In February 2020, we called these borrowings for redemption in advance of their scheduled maturity dates.

(7)	During 2019, we repaid this borrowing at par on its scheduled maturity date.

(8)
In August 2019, as part of the tax-deferred exchange associated with the disposition of Archstone Lexington and acquisition of Avalon Cerritos, we (i) repaid the borrowing secured by Archstone Lexington at par in advance of its scheduled maturity date and (ii) entered into a new borrowing secured by Avalon Cerritos.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

In 2020, we expect to meet our liquidity needs from a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2020 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of December 31, 2019, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures and limited liability company agreements we entered into, through subsidiaries, with Equity Residential in conjunction with the Archstone Acquisition (collectively, the “Residual JV”). Refer to Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2019, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (2)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost (1)	Principal Amount	Type	Interest Rate (3)	Maturity Date
NYC Joint Venture
1. Avalon Bowery Place I—New York, NY		206	$208,531	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	90,745	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (4)		295	210,788	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (5)		305	127,573	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (5)		405	121,206	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	758,843	395,939		3.88%

U.S. Fund
1. Avalon Studio 4121—Studio City, CA		149	57,171	27,653	Fixed	3.34%	Nov 2022
2. Avalon Venice on Rose—Venice, CA		70	57,447	27,626	Fixed	3.28%	Jun 2020
3. Avalon Station 250—Dedham, MA		285	98,009	53,876	Fixed	3.73%	Sep 2022
4. Avalon Grosvenor Tower—Bethesda, MD		237	80,416	41,761	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	741	293,043	150,916		3.58%

AC JV
1. Avalon North Point—Cambridge, MA (6)		426	190,089	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts — Cambridge, MA		103	26,865	—	N/A	N/A	N/A
Total AC JV	20.0%	529	216,954	111,653		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	125,539	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,610	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	144,922	124,610		3.27%

Total Unconsolidated Investments		3,189	$1,413,762	$783,118		4.03%
_________________________________

(1)	Represents total capitalized cost as of December 31, 2019.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of December 31, 2019.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	Borrowing is comprised of a loan made by the equity investors in the venture in proportion to their equity interests.

U.S. Fund—During 2019, the U.S. Fund sold one community and the adjacent marina, containing 205 apartment homes and 229 boat slips, for an aggregate sales price of $86,000,000. Our share of the gain in accordance with GAAP was $5,788,000. In conjunction with the disposition of the community, the U.S. Fund repaid $49,800,000 of related secured indebtedness in advance of its scheduled maturity date.

North Point II JV, LP—During 2016, we entered into a joint venture with an institutional investor to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which completed construction during 2018 and contains 265 apartment homes. We owned a 55.0% interest in the venture, and the venture partner owned the remaining 45.0% interest. During 2019, we acquired the 45.0% equity interest of AVA North Point that was owned by our venture partner, for a purchase price of $71,280,000. Upon acquisition, we consolidated AVA North Point as a wholly-owned operating community.

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

Contractual Obligations

Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2019 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$7,355,371	$527,511	$1,147,066	$1,072,316	$4,608,478
Interest on Debt Obligations (1)	2,450,337	259,353	445,202	373,327	1,372,455
Operating Lease Obligations (2)	431,185	12,050	28,058	26,793	364,284
Finance Lease Obligations (2)(3)	45,543	1,077	2,162	2,171	40,133
	$10,282,436	$799,991	$1,622,488	$1,474,607	$6,385,350
_________________________________

(1)	Interest payments on variable rate debt obligations are calculated based on the rate as of December 31, 2019.

(2)	Includes ground leases expiring between October 2026 and March 2142. Amounts do not include any adjustment for purchase options available under the ground leases.

(3)	Aggregate finance lease payments include $25,336 in interest costs.

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

Consolidated Appropriations Act and Proposed Regulations Updates

On March 23, 2018, the Consolidated Appropriations Act, 2018 (the “CAA”) was enacted. The CAA amended various provisions of the Code and implicate certain tax-related disclosures contained in the prospectus. Also on June 7, 2019, the Internal Revenue Service promulgated proposed Treasury Regulations under Section 897 of the Code regarding qualified foreign pension funds. While these proposed Treasury Regulations have not yet been finalized, taxpayers generally may rely on the proposed Treasury Regulations. As a result, the discussion under “Federal Income Tax Considerations and Consequences of Your Investment-U.S. Taxation of Non-U.S. Stockholders-Special FIRPTA Rules” of the prospectus is replaced with the following paragraphs:

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

For FIRPTA purposes, neither a “qualified foreign pension fund” (as defined below) nor a “qualified controlled entity” (as defined below) is treated as a non-U.S. shareholder. Accordingly, the U.S. federal income tax treatment of ordinary dividends received by qualified foreign pension funds and qualified controlled entities will be determined without regard to the FIRPTA rules discussed above, and their gain from the sale or exchange of our stock, as well as our capital gain dividends and distributions treated as gain from the sale or exchange of our stock, will not be subject to U.S. federal income tax unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the qualified controlled entity’s) conduct of a U.S. trade or business. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) such foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. A “qualified controlled entity” for purposes of the above summary means an entity all the interests of which are held by a qualified foreign pension fund. Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships.

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $48,168,000, $46,857,000 and $47,063,000 for 2019, 2018 and 2017, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2019, capitalized pursuit costs associated with Development Rights totaled $70,486,000.

Abandoned Pursuit Costs & Asset Impairment

We evaluate our direct and indirect investments in real estate and other long-lived assets for impairment when potential indicators of impairment exist. If events or circumstances indicate that the carrying amount of a property may not be recoverable, we assess its recoverability by comparing the carrying amount of the property to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. We assess land held for development for impairment if our intent changes with respect to the development of the land. We evaluate our unconsolidated investments for impairment, considering both the carrying value of the investment, estimated to be the expected proceeds that it would receive if the entity were dissolved and the net assets were liquidated, as well as our proportionate share of any impairment of assets held by unconsolidated investments.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2019, we settled an aggregate of $250,000,000 of forward interest rate swap agreements entered into in 2018 in conjunction with the May 2019 unsecured note issuance. During 2019, we entered into $350,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2020, which are outstanding as of December 31, 2019. In February 2020, in conjunction with the pricing of the $700,000,000 principal amount of 2.30% unsecured notes due in 2030, we settled $350,000,000 of forward interest rate swap agreements.

In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2019 and 2018, we had $1,026,150,000 and $1,169,140,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2019 and 2018, our annual interest incurred would have increased by approximately $11,221,000 and $14,963,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate principal amount outstanding of $7,355,371,000 at December 31, 2019 had an estimated aggregate fair value of $7,595,918,000 at December 31, 2019. Contractual fixed rate debt represented $6,675,131,000 of the fair value at December 31, 2019. If interest rates had been 100 basis points higher as of December 31, 2019, the fair value of this fixed rate debt would have decreased by approximately $720,500,000.

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

(b)
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 12, 2020.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 12, 2020.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 12, 2020, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan, under which awards were previously made, and the ESPP as of December 31, 2019:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	554,664	(2)	$124.05	(3)	7,227,600
Equity compensation plans not approved by security holders (4)	—		N/A		654,435
Total	554,664		$124.05	(3)	7,882,035
_________________________________

(1)	Consists of the 2009 Plan.

(2)
Includes 33,392 deferred restricted stock units granted under the 2009 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2019, 2020 and 2021. Does not include 311,437 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.

(3)	Excludes performance awards and deferred units granted under the 2009 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis.

(4)	Consists of the ESPP.

The ESPP, which was adopted by the Board of Directors on October 29, 1996, has not been approved by our shareholders. A further description of the ESPP appears in Note 9, “Stock-Based Compensation Plans,” of the Consolidated Financial Statements set forth in Item 8 of this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 12, 2020.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 12, 2020.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-5

Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-41

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

4.9	—	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed herewith.)
10.1+	—	AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 4, 2017.)
10.2+	—
First Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated February 14, 2019. (Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company filed February 22, 2019.)

10.3+	—	Form of Stock Grant and Restricted Stock Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed February 22, 2018.)

10.4+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates. (Incorporated by reference to Exhibit 10.2 to Form 8-K of the Company filed February 22, 2018.)

10.5+	—	2018 Amended and Restated Directors Deferred Compensation Program. (Incorporated by reference to Exhibit 10.4 to Form 8-K of the Company filed February 22, 2018.)
10.6+	—	Form of Director Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.5 to Form 8-K of the Company filed February 22, 2018.)
10.7+	—	Form of Director Restricted Unit Agreement (deferred stock award). (Incorporated by reference to Exhibit 10.6 of Form 8-K of the Company filed February 22, 2018.)
10.8+	—
Form of Agreement for Grant of Performance-Based Restricted Stock Units with attached Award Terms (subject to changes in the following: weightings; target, threshold and maximum levels of achievement; and metrics used.) (Incorporated by reference to Exhibit 10.10 to Form 10-K of the Company filed February 22, 2019.)

10.9+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.10+	—	The Company's Officer Severance Plan, as amended and restated on February 11, 2016. (Incorporated by reference to Exhibit 99.2 to Form 8-K of the Company filed February 16, 2016.)
10.11	—
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

10.20+	—	Retirement Agreement by and between AvalonBay Communities, Inc. and Stephen W. Wilson, dated June 27, 2019. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed July 1, 2019.)
10.21+	—
Retirement Agreement by and between AvalonBay Communities, Inc. and Leo S. Horey, dated December 16, 2019. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed December 16, 2019.)

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
The following financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

_______________________________________________________________________________

+	Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AvalonBay Communities, Inc.
Date: February 21, 2020	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2020	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)
Date: February 21, 2020	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 21, 2020	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 21, 2020	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 21, 2020	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 21, 2020	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 21, 2020	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 21, 2020	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 21, 2020	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 21, 2020	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 21, 2020	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 21, 2020	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Deferred Development Costs
Description of the Matter
As of December 31, 2019, the Company’s capitalized deferred development costs totaled $70.5 million and during the year ended December 31, 2019, the Company expensed costs of approximately $4.0 million related to the abandonment of development rights as well as the costs incurred in pursuing the acquisition or disposition of assets for which the acquisition and disposition activity did not occur. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.
Auditing the valuation of deferred development costs involved a high degree of subjectivity as management’s assessment of the probability that future development will occur was highly judgmental and subject to the various factors affecting future development discussed above. The Company’s assessment of probability of future development included an analysis of the likelihood of factors outside their control that could prevent the development from occurring and factors that could cause the Company to decide not to pursue or complete the development.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the valuation of deferred development costs. For example, we tested controls over the Company’s pursuit monitoring process and management’s review of the probability assessment related to future development.
Our procedures included, among others, evaluating the Company’s determination that the future development is probable. We performed procedures to test the accuracy and completeness of the information included in the Company’s analysis by agreeing data to underlying agreements, communications, minutes of management’s quarterly development meetings, and third-party evidence, where available. We further assessed the likelihood of the Company’s ability to obtain zoning and regulatory approvals for developments by considering, among other things, the Company’s prior experience with other development projects and the current status of the future projects for which pursuit or development rights costs were capitalized. We also met with executives who lead the Company’s development team to further understand the probability of future development.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Tysons, Virginia
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 21, 2020

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/19	12/31/18
ASSETS
Real estate:
Land and improvements	$4,299,162	$4,077,090
Buildings and improvements	16,668,496	15,651,035
Furniture, fixtures and equipment	829,242	696,200
	21,796,900	20,424,325
Less accumulated depreciation	(5,164,398)	(4,601,447)
Net operating real estate	16,632,502	15,822,878
Construction in progress, including land	1,303,751	1,768,132
Land held for development	—	84,712
For-sale condominium inventory	457,809	—
Real estate assets held for sale, net	38,927	55,208
Total real estate, net	18,432,989	17,730,930

Cash and cash equivalents	39,687	91,659
Cash in escrow	87,927	126,205
Resident security deposits	34,224	31,816
Investments in unconsolidated real estate entities	165,806	217,432
Deferred development costs	70,486	47,443
Prepaid expenses and other assets	164,971	134,715
Right of use lease assets	124,961	—
Total assets	$19,121,051	$18,380,200

LIABILITIES AND EQUITY
Unsecured notes, net	$6,358,648	$5,905,993
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	937,642	1,134,270
Dividends payable	215,414	204,191
Payables for construction	92,135	96,983
Accrued expenses and other liabilities	274,013	297,700
Lease liabilities	140,468	—
Accrued interest payable	47,154	46,648
Resident security deposits	61,752	58,415
Liabilities related to real estate assets held for sale	375	150
Total liabilities	8,127,601	7,744,350

Commitments and contingencies

Redeemable noncontrolling interests	3,252	3,244

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2019 and December 31, 2018; zero shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2019 and December 31, 2018; 140,643,962 and 138,508,424 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,406	1,385
Additional paid-in capital	10,736,733	10,306,588
Accumulated earnings less dividends	282,913	350,777
Accumulated other comprehensive loss	(31,503)	(26,144)
Total stockholders' equity	10,989,549	10,632,606
Noncontrolling interests	649	—
Total equity	10,990,198	10,632,606
Total liabilities and equity	$19,121,051	$18,380,200

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/19	12/31/18	12/31/17
Revenue:
Rental and other income	$2,319,666	$2,280,963	$2,154,481
Management, development and other fees	4,960	3,572	4,147
Total revenue	2,324,626	2,284,535	2,158,628

Expenses:
Operating expenses, excluding property taxes	515,145	524,993	500,924
Property taxes	252,961	241,563	221,375
Interest expense, net	203,585	220,974	199,661
Loss on extinguishment of debt, net	602	17,492	25,472
Depreciation expense	661,578	631,196	584,150
General and administrative expense	58,042	60,369	53,695
Expensed transaction, development and other pursuit costs, net of recoveries	4,991	3,265	2,736
Casualty and impairment loss, net	—	215	6,250
Total expenses	1,696,904	1,700,067	1,594,263

Equity in income of unconsolidated real estate entities	8,652	15,270	70,744
Gain on sale of communities	166,105	374,976	252,599
Gain (loss) on other real estate transactions, net	439	345	(10,907)
For-sale condominium marketing and administrative costs	(3,812)	(1,044)	—

Income before income taxes	799,106	974,015	876,801
Income tax expense (benefit)	13,003	(160)	141

Net income	786,103	974,175	876,660
Net (income) loss attributable to noncontrolling interests	(129)	350	261

Net income attributable to common stockholders	$785,974	$974,525	$876,921

Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(11,930)	5,132	(13,979)
Cash flow hedge losses reclassified to earnings	6,571	6,143	7,070
Comprehensive income	$780,615	$985,800	$870,012

Earnings per common share - basic:
Net income attributable to common stockholders	$5.64	$7.05	$6.36

Earnings per common share - diluted:
Net income attributable to common stockholders	$5.63	$7.05	$6.35

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2016	—	137,330,904	$—	$1,373	$10,105,654	$94,899	$(30,510)	$10,171,416	$—	$10,171,416
Net income attributable to common stockholders	—	—	—	—	—	876,921	—	876,921	—	876,921
Loss on cash flow hedges	—	—	—	—	—	—	(13,979)	(13,979)	—	(13,979)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	7,070	7,070	—	7,070
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	2,026	—	2,026	—	2,026
Dividends declared to common stockholders ($5.68 per share)	—	—	—	—	—	(783,912)	—	(783,912)	—	(783,912)
Issuance of common stock, net of withholdings	—	763,250	—	8	101,621	(1,325)	—	100,304	—	100,304
Amortization of deferred compensation	—	—	—	—	28,200	—	—	28,200	—	28,200
Balance at December 31, 2017	—	138,094,154	—	1,381	10,235,475	188,609	(37,419)	10,388,046	—	10,388,046
Net income attributable to common stockholders	—	—	—	—	—	974,525	—	974,525	—	974,525
Gain on cash flow hedges	—	—	—	—	—	—	5,132	5,132	—	5,132
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,143	6,143	—	6,143
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	223	—	223	—	223
Dividends declared to common stockholders ($5.88 per share)	—	—	—	—	—	(813,722)	—	(813,722)	—	(813,722)
Issuance of common stock, net of withholdings	—	414,270	—	4	39,408	1,142	—	40,554	—	40,554
Amortization of deferred compensation	—	—	—	—	31,705	—	—	31,705	—	31,705
Balance at December 31, 2018	—	138,508,424	—	1,385	10,306,588	350,777	(26,144)	10,632,606	—	10,632,606
Net income attributable to common stockholders	—	—	—	—	—	785,974	—	785,974	—	785,974
Loss on cash flow hedges	—	—	—	—	—	—	(11,930)	(11,930)	—	(11,930)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,571	6,571	—	6,571
Change in redemption value of noncontrolling interest	—	—	—	—	—	(373)	—	(373)	—	(373)
Noncontrolling interests contribution	—	—	—	—	—	—	—	—	649	649
Dividends declared to common stockholders ($6.08 per share)	—	—	—	—	—	(851,287)	—	(851,287)	—	(851,287)
Issuance of common stock, net of withholdings	—	2,135,538	—	21	395,275	(2,178)	—	393,118	—	393,118
Amortization of deferred compensation	—	—	—	—	34,870	—	—	34,870	—	34,870
Balance at December 31, 2019	—	140,643,962	$—	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/19	12/31/18	12/31/17
Cash flows from operating activities:
Net income	$786,103	$974,175	$876,660
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	661,578	631,196	584,150
Amortization of deferred financing costs	7,346	7,939	7,657
Amortization of debt discount	1,591	1,701	(5,915)
Loss on extinguishment of debt, net	602	17,492	25,472
Amortization of stock-based compensation	25,621	20,280	17,920
Equity in loss (income) of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	12,278	6,583	(19,798)
Casualty and impairment gain, net	—	826	8,568
Abandonment of development pursuits	2,943	501	388
Cash flow hedge losses reclassified to earnings	6,571	6,143	7,070
Gain on sale of real estate assets	(172,332)	(385,976)	(281,745)
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(19,118)	12,583	9,382
Increase in accrued expenses, other liabilities and accrued interest payable	8,621	7,668	26,448
Net cash provided by operating activities	1,321,804	1,301,111	1,256,257

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(1,052,011)	(1,139,954)	(979,947)
Acquisition of real estate assets, including partnership interest	(420,517)	(338,620)	(462,317)
Capital expenditures - existing real estate assets	(135,626)	(83,607)	(65,181)
Capital expenditures - non-real estate assets	(5,266)	(3,325)	(8,809)
(Decrease) increase in payables for construction	(4,848)	11,606	(15,621)
Proceeds from sale of real estate, net of selling costs	422,041	883,313	503,039
Insurance proceeds for property damage claims	—	—	16,233
Mortgage note receivable lending	(692)	(3,699)	(17,590)
Mortgage note receivable payments	2,779	53,136	—
Distributions from unconsolidated real estate entities	10,454	35,516	89,305
Investments in unconsolidated real estate entities	(10,183)	(11,017)	(24,493)
Net cash used in investing activities	(1,193,869)	(596,651)	(965,381)

Cash flows from financing activities:
Issuance of common stock, net	409,725	52,261	111,093
Dividends paid	(839,646)	(805,239)	(772,657)
Issuance of mortgage notes payable	30,250	295,939	206,800
Repayments of mortgage notes payable, including prepayment penalties	(227,570)	(255,452)	(1,313,025)
Issuance of unsecured notes	449,804	299,442	1,696,826
Repayment of unsecured notes, including prepayment penalties	—	(258,579)	(300,000)
Payment of deferred financing costs	(10,909)	(16,258)	(17,552)
Payment of finance lease obligation	—	(1,070)	(18,951)
(Payment) receipt for termination of forward interest rate swaps	(12,309)	12,598	391
Contribution from noncontrolling interest	456	—	—
Payments related to tax withholding for share-based compensation	(16,101)	(10,556)	(10,450)
Distributions to DownREIT partnership unitholders	(46)	(44)	(42)
Contributions from joint venture and profit-sharing partners	—	—	1,038
Distributions to joint venture and profit-sharing partners	(439)	(424)	(418)
Preferred interest obligation redemption and dividends	(1,400)	(1,120)	(2,000)
Net cash used in financing activities	(218,185)	(688,502)	(418,947)

Net (decrease) increase in cash and cash equivalents	(90,250)	15,958	(128,071)

Cash and cash equivalents and restricted cash, beginning of year	217,864	201,906	329,977
Cash and cash equivalents and restricted cash, end of year	$127,614	$217,864	$201,906

Cash paid during the year for interest, net of amount capitalized	$187,570	$201,659	$207,842
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended
	12/31/19	12/31/18	12/31/17
Cash and cash equivalents	$39,687	$91,659	$67,088
Cash in escrow	87,927	126,205	134,818
Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$127,614	$217,864	$201,906

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2019:

•
As described in Note 4, “Equity,” 152,502 shares of common stock were issued as part of the Company's stock based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 79,430 shares valued at $15,603,000 were issued in connection with new stock grants; 1,838 shares valued at $205,000 were issued in conjunction with the conversion of deferred stock awards; 2,069 shares valued at $418,000 were issued through the Company’s dividend reinvestment plan; 84,710 shares valued at $16,101,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,361 restricted shares with an aggregate value of $399,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $214,832,000.

•
The Company recorded an increase of $373,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•
The Company recorded an increase in other liabilities of $6,379,000, an increase in prepaid expenses and other assets of $388,000 and a corresponding adjustment to other comprehensive income, and reclassified $6,571,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•
The Company recorded $122,276,000 of lease liabilities and offsetting right of use lease assets for its ground and office leases, upon the adoption of ASU 2016-02, Leases, as of January 1, 2019. For further discussion on the adoption of the guidance, see Note 1, "Organization, Basis of Presentation and Significant Accounting Policies."

During the year ended December 31, 2018:

•
The Company issued 187,010 shares of common stock as part of the Company's stock based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,713 shares valued at $15,950,000 were issued in connection with new stock grants; 2,272 shares valued at $387,000 were issued through the Company’s dividend reinvestment plan; 68,565 shares valued at $10,556,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,860 restricted shares with an aggregate value of $717,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

During the year ended December 31, 2017:

•
The Company issued 201,824 shares of common stock as part of the Company's stock based compensation plan, of which 128,482 shares related to the conversion of performance awards to restricted shares, and the remaining 73,342 shares valued at $13,171,000 were issued in connection with new stock grants; 3,058 shares valued at $558,000 were issued through the Company’s dividend reinvestment plan; 60,319 shares valued at $10,542,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 3,388 restricted shares with an aggregate value of $588,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

At December 31, 2019, the Company owned or held a direct or indirect ownership interest in 275 operating apartment communities containing 79,886 apartment homes (unaudited) in 11 states and the District of Columbia, of which two communities containing 665 apartment homes were under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 22 communities under development that are expected to contain an aggregate of 6,960 apartment homes (unaudited) when completed, as well as a mixed-use project that contains 172 for-sale residential condominiums and 67,000 square feet of retail space. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 27 communities that, if developed as expected, will contain an estimated 9,587 apartment homes (unaudited).

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

The Company assesses acquisitions of operating communities to determine if it meets the definition of a business or if it qualifies as an asset acquisition. The Company generally views acquisitions of individual operating communities as asset acquisitions, and results in the capitalization of acquisition costs, and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

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

For-Sale Condominium Inventory

In conjunction with the Company’s election to proceed with the sale of the residential condominiums of The Park Loggia, the Company reclassified the associated real estate to for-sale condominium inventory based on the condominiums' relative fair value to the overall development, as presented on the accompanying Consolidated Balance Sheets. The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed under "Abandoned Pursuit Costs and Impairment of Long-Lived Assets" below.

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

The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2019, 2018 and 2017.

Taxable income from activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company recognized income tax expense of $13,003,000 in 2019, recorded an income tax benefit of $160,000 in 2018 and recognized income tax expense of $141,000 in 2017, related to its activities through its TRS. The income tax expense in 2019 was primarily due to (i) a net deferred tax liability of $5,782,000 for the GAAP to tax basis differences at the Company's for-sale condominiums, The Park Loggia, and the associated 67,000 square feet of retail space and (ii) expense for current and net deferred tax liabilities of $7,221,000, associated with the disposition of two wholly-owned operating communities, as well as the Company's sustainability initiatives. See Note 6, "Real Estate Disposition Activities" for further discussion of transacted and planned TRS disposition activity. As of December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2016 through 2018.

On December 22, 2017, H.R. 1, the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA makes major changes to the Code, including lowering the statutory U.S. federal income tax rate from 35% to 21% effective January 1, 2018, which was considered in determining the Company's current and net deferred tax liabilities.

The following reconciles net income attributable to common stockholders to taxable net income for the years ended December 31, 2019, 2018 and 2017 (unaudited, dollars in thousands):

	2019 Estimate	2018 Actual	2017 Actual
Net income attributable to common stockholders	$785,974	$974,525	$876,921
GAAP gain on sale of communities in excess of tax gain	(108,962)	(192,722)	(86,661)
Depreciation/amortization timing differences on real estate	(5,619)	(15,590)	(3,642)
Amortization of debt/mark to market interest	(594)	(2,276)	(18,096)
Tax compensation expense less than GAAP	4,738	13,126	20,243
Other adjustments	22,637	19,617	(392)
Taxable net income	$698,174	$796,680	$788,373

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2019, 2018 and 2017 (unaudited):

	2019	2018	2017
Ordinary income	96%	76%	75%
20% capital gain	3%	11%	18%
Unrecaptured §1250 gain	1%	13%	7%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $25,995,000 and $20,564,000 as of December 31, 2019 and 2018, respectively, and related to mortgage notes payable was $1,784,000 and $2,044,000 as of December 31, 2019 and 2018, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $11,815,000 and $10,108,000 as of December 31, 2019 and 2018, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended
	12/31/19	12/31/18	12/31/17
Basic and diluted shares outstanding
Weighted average common shares—basic	139,054,191	137,844,755	137,523,771
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	509,859	436,986	535,415
Weighted average common shares—diluted	139,571,550	138,289,241	138,066,686

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$785,974	$974,525	$876,921
Net income allocated to unvested restricted shares	(2,063)	(2,839)	(2,463)
Net income attributable to common stockholders, adjusted	$783,911	$971,686	$874,458

Weighted average common shares—basic	139,054,191	137,844,755	137,523,771

Earnings per common share—basic	$5.64	$7.05	$6.36

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$785,974	$974,525	$876,921
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	46	44	42
Adjusted net income attributable to common stockholders	$786,020	$974,569	$876,963

Weighted average common shares—diluted	139,571,550	138,289,241	138,066,686

Earnings per common share—diluted	$5.63	$7.05	$6.35

All options to purchase shares of common stock outstanding as of December 31, 2019, 2018 and 2017 are included in the computation of diluted earnings per share.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $4,896,000, $4,388,000 and $2,370,000 during the years ended December 31, 2019, 2018 and 2017, respectively. These costs are included in expensed acquisition, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage as discussed below.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory using estimated undiscounted future cash flows. For the year ended December 31, 2019, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company did not recognize any material impairment charges on its investment in land during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recognized an impairment charge of $826,000 related to a land parcel the Company had previously acquired for development and no longer intends to develop. During the year ended December 31, 2017, the Company recognized an impairment charge of $9,350,000 related to a land parcel the Company had acquired for development in 2004 and sold during 2017. These charges were determined as the excess of the Company's carrying basis over the expected sales price for each parcel, and are included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2019, 2018 or 2017.

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

A casualty loss may also result in lost operating income from one or more communities that is covered by the Company’s business interruption insurance policies. The Company recognizes income for amounts received under its business interruption insurance policies as a component of rental and other income in the Consolidated Statements of Comprehensive Income. Revenue is recognized upon resolution of all contingencies related to the receipt, typically upon written confirmation by the insurer or receipt of the actual proceeds. The Company recognized $1,441,000, $26,000 and $3,498,000 (including Maplewood as discussed above) in income related business interruption insurance proceeds for the years ended December 31, 2019, 2018 and 2017, respectively.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one wholly-owned operating community that qualified as held for sale presentation at December 31, 2019.

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

Lessor Considerations

The Company evaluated leases in which it is the lessor, which are composed of residential and retail leases at its apartment communities. The accounting model for lessors did not significantly change as a result of ASU 2016-02, with the impacts primarily related to the accounting for sales-type and direct financing leases. The Company evaluated its residential and retail leases and determined that they continue to be considered operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease. The Company’s residential lease term is generally one year. Some of the Company’s retail leases have fixed-price renewal options, and the lessee may be able to exercise its renewal option at an amount less than the fair value of the rent at such time. The Company only includes renewal options in the lease term, if at the commencement of the lease, it is reasonably certain that the lessee will exercise this option.

Additionally, for the Company’s residential and retail leases, which are comprised of the lease component and common area maintenance as a non-lease component, the Company determined that (i) the leases are operating leases, (ii) the lease component is the predominant component and (iii) that all components of its operating leases share the same timing and pattern of transfer.

The Company changed its presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity, reflecting those amounts as a component of rental and other income on the accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2019. However, in accordance with its prospective adoption of the lease standard, the Company did not adjust the prior year period presentation of charges for uncollectible lease revenue associated with its residential and retail leasing activity as a component of operating expenses, excluding property taxes, on the accompanying Consolidated Statement of Comprehensive Income for the years ended December 31, 2018 and 2017.

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

Upon adoption, the Company recorded lease liabilities and offsetting right of use lease assets for its ground and office leases of $122,276,000. In addition, the Company made certain other reclassifications in the current year period of lease related amounts on its Consolidated Balance Sheet to conform to the presentation under the new standard. The adoption of the standard did not have a material impact on the accompanying Consolidated Statements of Comprehensive Income.

Revenue and Gain Recognition

Under ASU 2014-09, Revenue from Contracts with Customers, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from residential and retail rental income and other lease income, which are accounted for under ASU 2016-02, Leases, discussed above. The Company's revenue streams that are not accounted for under ASU 2016-02 include:

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the years ended December 31, 2019, 2018 and 2017. The segments are classified based on the individual community's status at January 1, 2019 for the years ended December 31, 2019 and 2018, and at January 1, 2018 for the year ended December 31, 2017. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through December 31, 2019, or otherwise qualify as held for sale as of December 31, 2019, as described in Note 6, "Real Estate Disposition Activities." Additionally, as discussed below, the Company changed its presentation of charges for uncollectible lease revenue for the year ended December 31, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior periods on the accompanying Consolidated Statement of Comprehensive Income. In order to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for all periods presented. See Note 8, "Segment Reporting," for further discussion (dollars in thousands):

	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2019
Management, development and other fees	$—	$—	$—	$4,960	$4,960
Rental and non-rental related income (2)	6,113	1,941	803	—	8,857
Total non-lease revenue (3)	6,113	1,941	803	4,960	13,817

Lease income (4)	1,829,748	295,511	162,668	—	2,287,927
Business interruption insurance proceeds	478	963	—	—	1,441

Total revenue	$1,836,339	$298,415	$163,471	$4,960	$2,303,185

For the year ended December 31, 2018
Management, development and other fees	$—	$—	$—	$3,572	$3,572
Rental and non-rental related income (2)	4,245	1,732	269	—	6,246
Total non-lease revenue (3)	4,245	1,732	269	3,572	9,818

Lease income (4)	1,778,841	236,852	120,553	—	2,136,246
Business interruption insurance proceeds	26	—	—	—	26

Total revenue	$1,783,112	$238,584	$120,822	$3,572	$2,146,090

For the year ended December 31, 2017
Management, development and other fees	$—	$—	$—	$4,147	$4,147
Rental and non-rental related income (2)	3,845	1,294	740	—	5,879
Total non-lease revenue (3)	3,845	1,294	740	4,147	10,026

Lease income (4)	1,570,262	173,639	231,031	—	1,974,932
Business interruption insurance proceeds (5)	3	—	3,495	—	3,498

Total revenue	$1,574,110	$174,933	$235,266	$4,147	$1,988,456
__________________________________

(1)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(2)
Amounts include revenue streams related to leasing activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.

(3)	Represents all revenue accounted for under ASC 2014-09.

(4)	Amounts include all revenue streams derived from residential and retail rental income and other lease income, which are accounted for under ASU 2016-02.

(5)	Amount for 2017 is primarily business interruption insurance proceeds related to the Maplewood casualty loss as discussed above in "Casualty Gains and Losses."

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2019.

Recently Issued and Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842). The new standard will be effective for the Company beginning on January 1, 2020 and the Company does not expect the standard to have a material effect on the Company’s financial position or results of operations.

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $62,823,000, $60,331,000 and $64,420,000 for years ended December 31, 2019, 2018 and 2017, respectively.

3. Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the “Term Loans”) and Credit Facility, as defined below, as of December 31, 2019 and 2018 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2019 and 2018, as shown on the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	12/31/19	12/31/18
Fixed rate unsecured notes (1)	$5,850,000	$5,400,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	479,221	533,215
Variable rate mortgage notes payable—conventional and tax-exempt (2)	476,150	619,140
Total mortgage notes payable and unsecured notes and Term Loans	7,355,371	7,102,355
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,355,371	$7,102,355
_________________________________

(1)
Balances at December 31, 2019 and 2018 exclude $8,610 and $9,879, respectively, of debt discount, and $32,742 and $34,128, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Consolidated Balance Sheets.

(2)
Balances at December 31, 2019 and 2018 exclude $14,464 and $14,590 of debt discount, respectively, and $3,265 and $3,495, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2019:

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

•	In November 2019, the Company repaid $65,749,000 of 3.38% fixed rate debt secured by Avalon Columbia Pike at par on its maturity date.

In February 2019, the Company entered into a $1,750,000,000 Fifth Amended and Restated Revolving Loan Agreement (the “Credit Facility”) with a syndicate of banks, which replaces its prior $1,500,000,000 credit facility dated as of January 14, 2016. The term of the Credit Facility ends on February 28, 2024.

The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (2.54% at December 31, 2019), assuming a one month borrowing rate. The stated spread over LIBOR can vary from LIBOR plus 0.70% to LIBOR plus 1.45% based upon the rating of the Company's unsecured notes. The Credit Facility also provides a competitive bid option that is available for borrowings of up to 65% of the Credit Facility amount. This option allows banks that are part of the lender consortium to bid to provide the Company loans at a rate that is lower than the stated pricing provided by the unsecured credit facility. The competitive bid option may result in lower pricing than the stated rate if market conditions allow. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $11,488,000 and $39,810,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2019 and 2018, respectively. In addition, the Company had $24,939,000 outstanding in additional letters of credit as of December 31, 2019.

In the aggregate, secured notes payable mature at various dates from June 2020 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,592,764,000, excluding communities classified as held for sale, as of December 31, 2019).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.9% and 3.8% at December 31, 2019 and 2018, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax exempt), the Term Loans and its Credit Facility, including the effect of certain financing related fees, was 3.2% and 3.4% at December 31, 2019 and 2018, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2019 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2020	8,782	118,729	400,000	3.625%
2021	9,304	27,844	250,000	3.950%
			300,000	LIBOR + 0.43%
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,577	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,508	—	525,000	3.450%
			300,000	3.500%
2026	13,545	—	475,000	2.950%
			300,000	2.900%
2027	14,980	185,100	400,000	3.350%
2028	20,607	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
Thereafter	189,162	244,584	350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$312,864	$642,507	$6,400,000

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

The Company is subject to financial covenants contained in the Credit Facility, the Term Loans and the indentures under which the unsecured notes were issued. The principal financial covenants include the following:

•	limitations on the amount of total and secured debt in relation to our overall capital structure;

•	limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and

•	minimum levels of debt service coverage.

The Company was in compliance with these covenants at December 31, 2019.

4. Equity

As of December 31, 2019 and 2018, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2019, the Company:

i.	issued 109,804 shares of common stock in connection with stock options exercised;

ii.	issued 2,069 common shares through the Company's dividend reinvestment plan;

iii.	issued 152,502 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	issued 1,942,502 shares under CEP IV and CEP V, including amounts in settlement of the Forward, as discussed below;

v.	issued 1,838 common shares in conjunction with the conversion of deferred stock awards;

vi.	withheld 84,710 common shares to satisfy employees' tax withholding and other liabilities;

vii.	issued 13,894 shares through the Employee Stock Purchase Plan; and

viii.	canceled 2,361 shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the year ended December 31, 2019 is not reflected on the accompanying Consolidated Balance Sheet as of December 31, 2019, and will not be reflected until recognized as compensation cost.

In December 2015, the Company commenced a fourth continuous equity program (“CEP IV”) under which the Company was able to sell (and/or enter into forward agreements for) up to $1,000,000,000 of its common stock from time to time. In conjunction with CEP IV, the Company engaged sales agents who received compensation of up to 2.0% of the gross sales price for shares sold.

In May 2019, the Company replaced CEP IV with a new continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2019, the Company entered into and settled a forward sales agreement, as discussed below.

On September 25, 2019, the Company entered into a forward contract under CEP V to sell 947,868 shares of common stock (the "Forward"). The sales price was established based on the stock price during intraday trading on September 25, 2019. In December 2019, the Company issued 947,868 shares of common stock at a weighted average sales price of $207.96 per share, for net proceeds of $197,122,000, in settlement of the Forward. The proceeds received by the Company were determined on the date of settlement, with adjustments during the term of the contract for the Company’s dividends as well as for a daily interest factor that varied with changes in the Overnight Bank Funding rate.

In addition to the shares issued in settlement of the Forward, in 2019, the Company sold 755,054 shares at an average sales price of $198.26 per share, for net proceeds of $147,450,000 under CEP IV, and 239,580 shares at an average sales price of $208.70 per share, for net proceeds of $49,250,000 under CEP V. As of December 31, 2019, the Company had $752,878,000 remaining authorized for issuance under CEP V.

5. Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” under Principles of Consolidation. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the joint venture interest from the Company's partner.

The following presents the Company's activities in unconsolidated real estate entities for the years ended December 31, 2019, 2018 and 2017:

Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The Company is the general partner of the U.S. Fund and has a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition (as defined in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 in the Company's Form 10-K filed February 22, 2019). During 2019, the U.S. Fund sold Avalon Marina Bay and the adjacent marina, The Harbor at Marina Bay, located in Marina del Rey, CA, containing 205 apartment homes and 229 boat slips for $86,000,000. The Company's proportionate share of the gain in accordance with GAAP was $5,788,000. In conjunction with the disposition of the community, the U.S. Fund repaid $49,800,000 of related secured indebtedness in advance of its scheduled maturity date. The U.S. Fund sold one community in each 2018 and 2017, and the Company's proportionate share of the gains in accordance with GAAP was $8,636,000 and $13,788,000, respectively.

Multifamily Partners AC JV LP (the “AC JV”)—The Company has a 20.0% equity interest in the AC JV, and acquired its interest as part of the Archstone Acquisition. During 2018, the AC JV sold one community, and the Company's proportionate share of the gain in accordance with GAAP was $2,019,000.

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2019, 2018 and 2017, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which the Company's portion was $1,400,000, $1,120,000 and $2,000,000, respectively. At December 31, 2019, the remaining preferred interests had an aggregate liquidation value of $35,542,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

Sudbury Development, LLC—During 2015, the Company entered into a joint venture agreement to purchase land and pursue entitlements and pre-development activity for a mixed-use development project in Sudbury, MA, including multifamily apartment homes, retail, senior housing and age-restricted housing. The Company has a 60.0% ownership interest in the venture, which is considered a VIE. During the year ended December 31, 2017, the Company and its venture partner each acquired their respective portion of the real estate held by the venture, with the Company's portion consisting of a parcel of land on which the Company developed an apartment community, acquired for an investment of $19,200,000. The Company and its venture partner retained continuing involvement with the venture to fund the completion of the planned infrastructure and site work, which was substantially complete during 2018.

North Point II JV, LP—During 2016, the Company entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which completed construction during 2018 and contains 265 apartment homes. The Company owned a 55.0% interest in the venture, and the venture partner owned the remaining 45.0% interest. During the year ended December 31, 2019, the Company acquired the 45.0% equity interest of AVA North Point that was owned by the venture partner, for a purchase price of $71,280,000. Upon acquisition, the Company consolidated AVA North Point as a wholly-owned operating community.

NYTA MF Investors LLC (“NYC Joint Venture”)—During 2018, the Company contributed five wholly-owned operating communities located in New York, NY to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% interest in the venture, with the venture partner owning the remaining 80.0% interest, and the partners sharing in returns in accordance with their ownership interests. In conjunction with the formation of the venture in 2018, the Company sold the five communities, containing an aggregate of 1,301 apartment homes and 58,000 square feet of retail space, to the venture for a sales price of $758,900,000. The Company received net cash proceeds of $276,799,000 and the venture assumed

$395,939,000 of secured indebtedness from the Company. The Company recognized a gain on sale of $179,861,000, including the recognition of the Company's 20.0% retained interest at fair value.

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Mall, an apartment community located in Lynnwood, WA, which is currently under construction and expected to contain 328 apartment homes when complete. The Company has a 50.0% interest in the venture, which is considered a VIE, though the Company was not considered to be the primary beneficiary because it shares control with its third party partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, and the capital budget to construct Avalon Alderwood Mall.

AvalonBay Value Added Fund II, L.P. (“Fund II”)—During 2018 the Company held an investment in and received the final distributions for the AvalonBay Value Added Fund II, L.P. (“Fund II”), a private, discretionary real estate investment vehicle formed in 2008. During 2017, Fund II sold its final three communities, and the Company's proportionate share of the gain in accordance with GAAP was $26,322,000, and the Company completed the dissolution of Fund II in 2018. A wholly owned subsidiary of the Company was the general partner of Fund II. The Company had an equity interest of 31.3% in Fund II, and upon achievement of a threshold return the Company had a right to incentive distributions for its promoted interest based on current returns earned by Fund II which represented 40.0% of further Fund II distributions, which was in addition to its proportionate share of the remaining 60.0% of distributions. During the years ended December 31, 2018 and 2017, the Company recognized income of $925,000 and $26,472,000 for its promoted interest, respectively, which was reported as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method and presented on the accompanying Consolidated Balance Sheets as of the dates presented (dollars in thousands):

	12/31/19	12/31/18
Assets:
Real estate, net	$1,204,470	$1,420,453
Other assets	196,488	47,333
Total assets	$1,400,958	$1,467,786
Liabilities and partners' capital:
Mortgage notes payable, net (1)	$782,257	$837,311
Other liabilities	157,379	15,627
Partners' capital	461,322	614,848
Total liabilities and partners' capital	$1,400,958	$1,467,786

_________________________________

(1)	The Company has not guaranteed the debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method and presented on the accompanying Consolidated Statements of Comprehensive Income, for the years presented (dollars in thousands):

	For the year ended
	12/31/2019 (1)	12/31/2018 (2)	12/31/17
Rental and other income	$144,431	$92,533	$102,261
Operating and other expenses	(55,732)	(35,840)	(40,341)
Gain on sale of communities	21,748	54,202	136,333
Interest expense, net	(33,896)	(22,500)	(27,122)
Depreciation expense	(58,387)	(26,706)	(25,914)
Net income	$18,164	$61,689	$145,217

Company's share of net income (3)	10,779	17,519	73,120
Amortization of excess investment and other	(2,127)	(2,249)	(2,376)
Equity in income from unconsolidated real estate investments	$8,652	$15,270	$70,744
_________________________________

(1)	Amounts include results from AVA North Point through the date the Company acquired its venture partner's 45.0% equity interest.

(2)	Amounts include results from the NYC Joint Venture from the date the venture was formed.

(3)	Includes the Company's share of gain on sale of communities and income recognized for its promoted interest.

Investments in Consolidated Real Estate Entities

During the year ended December 31, 2019, the Company acquired five consolidated communities:

•	Avalon Southlands, located in Aurora, CO, which contains 338 apartment homes and was acquired for a purchase price of $91,250,000.

•
Avalon Cerritos, located in Cerritos, CA, which contains 132 apartment homes and was acquired for a purchase price of $60,500,000. The acquisition of Avalon Cerritos was facilitated through a tax-deferred exchange as the replacement property for Archstone Lexington, which was sold during the year ended December 31, 2019, as further discussed in Note 6, "Real Estate Disposition Activities." Archstone Lexington was acquired by the Company as part of the Archstone Acquisition, and was subject to both limitations related to disposal of the community, as well as for there to be a required level of secured financing as a result of the tax structured contribution of the assets to the prior Archstone partnerships. The Company maintained compliance with the tax protection requirements when selling Archstone Lexington by facilitating the sale through the tax-deferred exchange, acquiring and encumbering Avalon Cerritos. See Note 3, "Mortgage Notes Payable, Unsecured Notes and Credit Facility," for further discussion of indebtedness associated with Archstone Lexington and Avalon Cerritos.

•	Portico at Silver Spring Metro, located in Silver Spring, MD, which contains 151 apartment homes and was acquired for a purchase price of $43,450,000.

•	Avalon Bonterra, located in Hialeah, FL, which contains 314 apartment homes and was acquired for a purchase price of $90,000,000.

•	Avalon Toscana, located in Margate, FL, which contains 240 apartment homes and was acquired for a purchase price of $60,250,000.

During the year ended December 31, 2018, the Company acquired four communities, containing an aggregate 1,096 apartment homes, which were acquired for an aggregate purchase price of $334,450,000. During the year ended December 31, 2017, the Company acquired three communities, containing an aggregate 1,062 apartment homes, which were acquired for an aggregate purchase price of $365,750,000.

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

6. Real Estate Disposition Activities

The following activity took place during the year ended December 31, 2019:

•
The Company sold six wholly-owned operating communities, containing an aggregate of 1,660 apartment homes for an aggregate sales price of $427,600,000 and an aggregate gain in accordance with GAAP of $166,105,000.

•	The Company sold other real estate for an aggregate sales price of $3,680,000, resulting in an aggregate gain in accordance with GAAP of $439,000.

Details regarding the real estate sales are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds
Oakwood Arlington	Arlington, VA	Q119	184	$—	$70,000	$68,317
Archstone Toscano (1)	Houston, TX	Q219	474	—	98,000	95,975
AVA Stamford	Stamford, CT	Q319	306	—	105,000	102,485
Archstone Lexington	Flower Mound, TX	Q319	222	21,700	45,100	44,524
Memorial Heights Villages (1)	Houston, TX	Q319	318	—	65,250	63,298
Avalon Orchards	Marlborough, MA	Q319	156	—	44,250	43,448
Other real estate dispositions (2)	multiple	2019	N/A	—	3,680	3,995

Total of 2019 asset sales			1,660	$21,700	$431,280	$422,042

Total of 2018 asset sales			3,099	$395,939	$1,378,289	$883,313

Total of 2017 asset sales			1,624	$—	$514,654	$503,039
_________________________________

(1)	The Company held its investment in, and sold these real estate assets from, a wholly-owned TRS.

(2)	Primarily composed of the sale of two undeveloped land parcels, located in Houston, TX, and Bronxville, NY.

As of December 31, 2019, the Company had one community that qualified as held for sale.

The Park Loggia

As of December 31, 2019, the Company has completed the construction of The Park Loggia, located in New York, NY, which contains 172 for-sale residential condominiums and 67,000 square feet of retail space for a total capitalized cost of $626,000,000. The Company incurred $3,812,000 and $1,044,000 for the years ended December 31, 2019 and 2018, respectively, in marketing and administrative costs associated with The Park Loggia, included in for-sale condominium marketing and administrative costs, on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2019, the for-sale residential condominiums have an aggregate carrying value of $457,809,000, presented as for-sale condominium inventory on the accompanying Consolidated Balance Sheets. The Company recognized a net deferred tax liability of $5,782,000 during the year ended December 31, 2019 for the GAAP to tax basis differences of The Park Loggia and the associated 67,000 square feet of retail space. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for further discussion of the income tax associated to The Park Loggia.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2019, the Company does not have any employment agreements with executive officers.

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

Legal Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $6,292,000, $946,000 and $6,118,000 in legal recoveries, respectively. Legal recoveries recognized during the year ended December 31, 2019 include $3,126,000 in proceeds related to a former Development Right and $2,237,000 in proceeds related to a construction defect at a community. Amounts recognized during the years ended December 31, 2018 and 2017 include $554,000 and $5,438,000 respectively, in legal settlement proceeds relating to construction defects at communities acquired as part of the Archstone Acquisition, reported as a component of casualty and impairment loss, net on the accompanying Consolidated Statements of Comprehensive Income.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Lease Obligations

The Company owns 11 apartment communities, one community under development and two commercial properties, located on land subject to ground leases expiring between October 2026 and March 2142. The ground leases for 10 of 11 of the apartment communities and the rest of the ground leases, are accounted for as operating leases, with rental expense recognized on a straight-line basis over the lease term. These operating leases have varying rental escalation terms, primarily based on variables determined at future dates such as changes in the Consumer Price Index, and five of these leases have purchase options exercisable through 2095. In addition, the Company is party to 17 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases.

As of December 31, 2019, the Company has total operating lease assets of $103,063,000 and lease obligations of $120,261,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $14,371,000, $21,788,000 and $23,431,000 in the years ended December 31, 2019, 2018 and 2017, respectively, related to operating leases.

One apartment community is located on land subject to a ground lease which is accounted for as a finance lease. Under the terms of the lease, the Company has the option to purchase the land during the lease term, which expires in 2046. In addition to the leases described above, the Company is party to two leases for portions of parking garages, one adjacent to an apartment community and one adjacent to a community under development, accounted for as finance leases and subject to the Company's lease accounting policies discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies.” The Company has total finance lease assets of $21,898,000 and lease obligations of $20,207,000, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets.

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

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	26 years
Weighted-average remaining lease term - operating leases	53 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	5.06%

The following tables details the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and finance leases (dollars in thousands):

	Payments due by period
	2020	2021	2022	2023	2024	Thereafter
Operating Lease Obligations	$12,050	$14,055	$14,003	$13,473	$13,320	$364,284
Finance Lease Obligations	1,077	1,080	1,082	1,084	1,087	40,133
	$13,127	$15,135	$15,085	$14,557	$14,407	$404,417

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$431,185	$120,261	$310,924
Finance Lease Obligations	45,543	20,207	25,336
	$476,728	$140,468	$336,260

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

•
Established Communities (also known as Same Store Communities) are consolidated communities where the Company has a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, and Northern and Southern California) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year. The Established Communities for the year ended December 31, 2019, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2018, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 95% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities includes all other completed consolidated communities that have stabilized occupancy, as defined above, as January 1, 2019, or which were acquired during the years ended December 31, 2019 or 2018. Other Stabilized Communities includes stabilized operating communities in our expansion markets of Denver, Colorado, and Southeast Florida, but excludes communities that are conducting or planning to conduct substantial redevelopment activities within the fiscal year.

•
Development/Redevelopment Communities consists of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year and (iii) communities under lease-up that have been complete for less than one year and have not reached stabilized occupancy, as defined above, as of January 1, 2019.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment loss (gain), net, gain on sale of communities, loss (gain) on other real estate transactions, net, for-sale condominium marketing and administrative costs and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2019, 2018 and 2017 is as follows (dollars in thousands):

	For the year ended
	12/31/19	12/31/18	12/31/17
Net income	$786,103	$974,175	$876,660
Indirect operating expenses, net of corporate income	83,008	80,227	68,312
Expensed acquisition, development and other pursuit costs, net of recoveries	4,991	3,265	2,736
Interest expense, net	203,585	220,974	199,661
Loss on extinguishment of debt, net	602	17,492	25,472
General and administrative expense	58,042	60,369	53,695
Equity in income of unconsolidated real estate entities	(8,652)	(15,270)	(70,744)
Depreciation expense	661,578	631,196	584,150
Income tax expense (benefit)	13,003	(160)	141
Casualty and impairment loss, net	—	215	6,250
Gain on sale of communities	(166,105)	(374,976)	(252,599)
(Gain) loss on other real estate transactions	(439)	(345)	10,907
For-sale condominium marketing and administrative costs	3,812	1,044	—
Net operating income from real estate assets sold or held for sale	(12,318)	(79,372)	(105,663)
Net operating income	$1,627,210	$1,518,834	$1,398,978

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended
	12/31/2019	12/31/2018	12/31/2017

Rental income from real estate assets sold or held for sale	$21,441	$124,373	$170,172
Operating expenses from real estate assets sold or held for sale	(9,123)	(45,001)	(64,509)
Net operating income from real estate assets sold or held for sale	$12,318	$79,372	$105,663

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2019 for the years ended December 31, 2019 and 2018 and at January 1, 2018, for the year ended December 31, 2017. Segment information for the years ended December 31, 2019, 2018 and 2017 has been adjusted to exclude the real estate assets that were sold from January 1, 2017 through December 31, 2019, or otherwise qualify as held for sale as of December 31, 2019, as described in Note 6, “Real Estate Disposition Activities.”

In addition to NOI, the Company's CODM considers total revenue in assessing each segment's performance. As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company changed its presentation of charges for uncollectible lease revenue beginning with the year ended December 31, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior year periods on the accompanying Consolidated Statements of Comprehensive Income. Consistent with how the Company's CODM evaluates total revenue, and to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for the year ended December 31, 2018, the comparable period presented in the following table. Total revenue for the year ended December 31, 2018 as presented in the following table includes $14,072,000 of charges for uncollectible lease revenue.

	Total revenue	NOI	Gross real estate (1)
For the year ended December 31, 2019
Established
New England	$249,301	$164,977	$2,065,954
Metro NY/NJ	411,115	291,662	3,545,753
Mid-Atlantic	292,943	207,091	2,685,052
Pacific Northwest	113,021	82,186	990,563
Northern California	363,910	280,216	2,850,491
Southern California	406,049	291,340	3,609,595
Total Established (2)	1,836,339	1,317,472	15,747,408

Other Stabilized	298,415	202,445	3,551,512
Development / Redevelopment	163,471	107,293	3,702,194
Land Held for Future Development	N/A	N/A	—
Non-allocated (3)	4,960	N/A	557,346
Total	$2,303,185	$1,627,210	$23,558,460

For the year ended December 31, 2018
Established
New England	$241,793	$159,394	$2,050,131
Metro NY/NJ	400,422	284,344	3,527,098
Mid-Atlantic	284,381	200,381	2,669,040
Pacific Northwest	108,861	78,313	985,102
Northern California	353,136	272,096	2,832,026
Southern California	394,519	283,795	3,573,953
Total Established (2)	1,783,112	1,278,323	15,637,350

Other Stabilized	238,584	159,745	3,063,669
Development / Redevelopment	120,822	80,766	2,652,967
Land Held for Future Development	N/A	N/A	84,712
Non-allocated (3)	3,572	N/A	504,229
Total	$2,146,090	$1,518,834	$21,942,927

For the year ended December 31, 2017
Established
New England	$215,133	$141,342	$1,845,692
Metro NY/NJ	354,444	251,760	3,071,563
Mid-Atlantic	232,987	161,546	2,216,292
Pacific Northwest	84,313	61,705	724,751
Northern California	357,209	273,940	2,972,311
Southern California	330,024	237,796	2,905,512
Total Established (2)	1,574,110	1,128,089	13,736,121

Other Stabilized	174,933	117,837	2,392,244
Development / Redevelopment (4)	235,266	153,052	4,104,956
Land Held for Future Development	N/A	N/A	68,364
Non-allocated (3)	4,147	N/A	78,864
Total	$1,988,456	$1,398,978	$20,380,549
_________________________________

(1)
Does not include gross real estate assets held for sale of $48,412 as of December 31, 2019 and gross real estate either sold or classified as held for sale subsequent to December 31, 2018 and 2017 of $334,242 and $1,555,387, respectively.

(2)	Gross real estate for the Company's Established Communities includes capitalized additions of approximately $128,324, $78,469 and $78,241 in 2019, 2018 and 2017, respectively.

(3)
Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

(4)	Total revenue and NOI for the year ended December 31, 2017 includes $3,495 in business interruption insurance proceeds related to the Maplewood casualty loss.

9. Stock-Based Compensation Plans

The Company's Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2019, the Company had 7,227,600 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's 1994 Stock Option and Incentive Plan (the “1994 Plan”) on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. No grants of stock options and other awards will be made after May 15, 2027, and no grants of incentive stock options will be made after February 16, 2027.

Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2016	177,333	$124.25	22,541	$77.91
Exercised	(27,360)	110.47	(14,763)	93.35
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2017	149,973	$126.77	7,778	$48.60
Exercised	(32,756)	126.24	(7,778)	48.60
Granted (1)	6,995	161.10	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2018	124,212	$128.84	—	$—
Exercised	(109,804)	129.47	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2019	14,408	$124.05	—	$—
Options Exercisable:
December 31, 2017	149,973	$126.77	7,778	$48.60
December 31, 2018	117,217	$126.91	—	$—
December 31, 2019	14,408	$124.05	—	$—

_________________________________

(1)
Options granted during the year ended December 31, 2018 are a result of recipient elections to receive a portion of earned performance awards and time-vesting restricted stock in the form of stock options.

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2019:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
1,218	$70.00	-	$79.99	0.1
2,071	$110.00	-	$119.99	1.1
11,119	$130.00	-	$139.99	2.8
14,408

Options outstanding and exercisable at December 31, 2019 both had an intrinsic value of $1,234,000. Options exercisable had a weighted average contractual life of 2.4 years. The intrinsic value of options exercised under the 2009 and 1994 Plans during 2019, 2018 and 2017 was $7,970,000, $3,016,000 and $3,592,000, respectively. There were no stock options granted in 2019, 2018 and 2017, other than those elected under the Company's performance award plan discussed below.

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

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2016	251,163	$136.74
Granted (1)	81,708	176.59
Change in awards based on performance (2)	49,323	119.26
Converted to restricted stock	(128,482)	118.75
Forfeited	(1,942)	159.39
Outstanding at December 31, 2017	251,770	$155.25
Granted (3)	100,965	155.31
Change in awards based on performance (2)	5,990	148.79
Converted to restricted stock	(88,477)	148.79
Forfeited	(3,119)	160.33
Outstanding at December 31, 2018	267,129	$157.21
Granted (4)	80,512	200.75
Change in awards based on performance (2)	(16,760)	142.03
Converted to restricted stock	(73,072)	142.03
Forfeited	(4,377)	166.44
Outstanding at December 31, 2019	253,432	$176.27
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

(4)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 47,502 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 33,010 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2019	2018	2017
Dividend yield	3.1%	3.7%	3.2%
Estimated volatility over the life of the plan (1)	13.9% - 18.8%	11.8% - 18.7%	15.3% - 19.7%
Risk free rate	2.46% - 2.57%	1.86% - 2.46%	0.69% - 1.61%
Estimated performance award value based on total shareholder return measure	$204.15	$151.67	$175.86
_________________________________

(1)	Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement is determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $195.86, $161.10 and $179.07, for the years ended December 31, 2019, 2018 and 2017, respectively, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2016	136,705	$158.51	176,698
Granted - restricted stock shares	73,342	179.58	128,482
Vested - restricted stock shares	(73,683)	153.86	(70,595)
Forfeited	(2,731)	173.42	(657)
Outstanding at December 31, 2017	133,633	$172.33	233,928
Granted - restricted stock shares	98,713	161.58	88,297
Vested - restricted stock shares	(67,832)	171.22	(112,230)
Forfeited	(4,103)	166.40	(757)
Outstanding at December 31, 2018	160,411	$166.33	209,238
Granted - restricted stock shares	79,430	196.43	73,072
Vested - restricted stock shares	(89,289)	168.06	(119,064)
Forfeited	(2,226)	174.45	(135)
Outstanding at December 31, 2019	148,326	$181.29	163,111

Total employee stock-based compensation cost recognized in income was $24,885,000, $19,707,000 and $17,085,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and total capitalized stock-based compensation cost was $9,396,000, $10,208,000 and $9,474,000 for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, there was a total unrecognized compensation cost of $26,002,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 1.9 years.

As of January 1, 2017, the Company adopted the provisions of ASU 2016-09, electing to account for forfeitures as they occur. Prior to the adoption of ASU 2016-09, the Company was required to estimate the forfeiture of stock options and recognized compensation cost net of the estimated forfeitures. The estimated forfeitures included in compensation cost were adjusted to reflect actual forfeitures at the end of the vesting period. The actual forfeiture rate for the years ended December 31, 2019, 2018 and 2017 was 0.6%, 0.6% and 0.7%, respectively.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 654,435 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one month. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 13,894, 12,955 and 11,528 shares and recognized compensation expense of $761,000, $436,000 and $418,000 under the ESPP for the years ended December 31, 2019, 2018 and 2017, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $4,960,000, $3,572,000 and $4,147,000 in the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the Company had outstanding receivables associated with its property and construction management role of $3,924,000 and $2,519,000 as of December 31, 2019 and 2018, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $160,000 and (ii) a cash payment of $90,000, payable in equal quarterly installments of $22,500. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the Lead Independent Director receives in the aggregate an additional annual fee of $30,000 payable in equal quarterly installments of $7,500, the non-employee director serving as the chairperson of the Audit Committee receives additional cash compensation of $25,000 per year payable in equal quarterly installments of $6,250, the non-employee director serving as the chairperson of the Compensation Committee receives additional cash compensation of $20,000 per year payable in equal quarterly installments of $5,000 and the Nominating and Corporate Governance and Investment and Finance Committee chairpersons receive an additional annual fee of $15,000 payable in equal quarterly installments of $3,750.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock awards in the amount of $1,725,000, $1,624,000 and $1,524,000 for the years ended December 31, 2019, 2018 and 2017, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock awards to non-employee directors was $594,000, $571,000 and $525,000 on December 31, 2019, 2018 and 2017, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The Company recognized a gain of $753,000 for hedge ineffectiveness for the year ended December 31, 2017, included as a component of interest expense, net on the accompanying Consolidated Statements of Comprehensive Income.

The following table summarizes the consolidated derivative positions at December 31, 2019 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$443,827	$350,000
Weighted average interest rate (1)	3.2%	N/A
Weighted average swapped/capped interest rate	6.5%	2.1%
Earliest maturity date	January 2021	October 2020
Latest maturity date	November 2021	October 2020
_________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During 2019, in conjunction with the issuance of the Company's 3.30% notes due 2029 in May 2019, the Company settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $12,309,000. The Company has deferred this amount in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the term of the debt of ten years.

In 2019, the Company entered into $350,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2020, which were outstanding as of December 31, 2019. For further discussion, see Note 13, "Subsequent Events."

The Company had six derivatives designated as cash flow hedges and five derivatives not designated as hedges at December 31, 2019. Fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2019 and 2018, were not material. During 2019, the Company deferred $11,930,000 of losses for cash flow hedges as a component of other comprehensive income (loss).

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the year ended
	12/31/19	12/31/18	12/31/17
Cash flow hedge losses reclassified to earnings	$6,571	$6,143	$7,070

The Company anticipates reclassifying approximately $6,983,000 of hedging losses from accumulated other comprehensive loss into earnings within the next 12 months to offset the variability of cash flows of the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2019 and 2018.

Redeemable Noncontrolling Interests

The Company provided redemption options (the “Puts”) that allow joint venture partners of the Company to require the Company to purchase their interests in the investment at a guaranteed minimum amount related to two consolidated ventures. The Puts are payable in cash. The Company determines the fair value of the Puts based on unobservable inputs, applying a guaranteed rate of return to the joint venture partners' net capital contribution balances as of period end. Given the significance of the unobservable inputs, the valuations are classified in Level 3 of the fair value hierarchy.

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

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that included for-sale residential condominium units and related common elements, in additional to the Company's rental apartments, in which the Company has a 100% interest. The venture partner has a 100% interest in the for-sale residential condominium units. The Company was responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs for the for-sale residential condominium units. As of December 31, 2019, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units. The balance as of December 31, 2019 was $10,650,000, representing outstanding principal and interest, net of repayments, and as of December 31, 2018, was $12,819,000, representing outstanding principal and interest. These amounts are reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following table summarizes the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2019
Cash Flow Hedges

Interest Rate Swaps - Assets	$388	$—	$388	$—
Interest Rate Swaps - Liabilities	(6,379)	—	(6,379)	—
Puts	(206)	—	—	(206)
DownREIT units	(1,573)	(1,573)	—	—
Indebtedness
Fixed rate unsecured notes	(6,197,771)	(6,197,771)	—	—
Secured notes and variable rate unsecured indebtedness	(1,398,147)	—	(1,398,147)	—
Total	$(7,603,688)	$(6,199,344)	$(1,404,138)	$(206)

	12/31/2018
Non Designated Hedges
Interest Rate Caps	$2	$—	$2	$—
Cash Flow Hedges
Interest Rate Swaps - Liabilities	(6,366)	—	(6,366)	—
Puts	(465)	—	—	(465)
DownREIT units	(1,305)	(1,305)	—	—
Indebtedness
Fixed rate unsecured notes	(5,268,277)	(5,268,277)	—	—
Secured notes and variable rate unsecured indebtedness	(1,505,876)	—	(1,505,876)	—
Total	$(6,782,287)	$(5,269,582)	$(1,512,240)	$(465)

12. Quarterly Financial Information

The following summary represents the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	For the three months ended (1)
	3/31/19	6/30/19	9/30/19	12/31/19
Total revenue	$566,184	$577,263	$587,613	$593,566
Net income	$170,418	$168,305	$279,709	$167,671
Net income attributable to common stockholders	$170,366	$168,281	$279,677	$167,650
Net income per common share - basic	$1.23	$1.21	$2.00	$1.20
Net income per common share - diluted	$1.23	$1.21	$2.00	$1.20

	For the three months ended (1)
	3/31/18	6/30/18	9/30/18	12/31/18
Total revenue	$560,792	$569,239	$575,982	$578,522
Net income	$141,590	$254,543	$192,407	$385,636
Net income attributable to common stockholders	$141,643	$254,662	$192,486	$385,734
Net income per common share - basic	$1.03	$1.84	$1.39	$2.79
Net income per common share - diluted	$1.03	$1.84	$1.39	$2.79
_________________________________

(1)	Amounts may not equal full year results due to rounding.

13. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2020, the Company sold Avalon Shelton, a wholly-owned operating community, located in Shelton, CT. Avalon Shelton contains 250 apartment homes, was sold for $64,750,000 and was classified as held for sale as of December 31, 2019.

In January 2020, the Company entered into an agreement to sell an operating community containing 216 apartment homes and net real estate of $28,285,000 as of December 31, 2019, resulting in the community qualifying as held for sale subsequent to December 31, 2019. The Company expects to complete the sale in the second quarter of 2020.

In February 2020, the Company entered into an agreement to sell an operating community containing 109 apartment homes and net real estate of $22,358,000 as of December 31, 2019, resulting in the community qualifying as held for sale subsequent to December 31, 2019. The Company expects to complete the sale in the second quarter of 2020.

In February 2020, the Company priced an underwritten public offering under its existing shelf registration statement for $700,000,000 principal amount of 2.30% unsecured notes due in 2030. The Company anticipates receiving the net proceeds from this borrowing on February 25, 2020.

In conjunction with the pricing of the $700,000,000 principal amount of 2.30% unsecured notes due in 2030, the Company settled $350,000,000 of forward interest rate swap agreements, making a payment of $20,314,000.

In addition, the Company called for redemption of (i) $400,000,000 principal amount of its 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of its 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with this redemption, the Company anticipates recognizing a loss on debt extinguishment comprised of approximately $9,300,000 in prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

The Company sold 14 residential condominiums at The Park Loggia, for gross proceeds of approximately $47,000,000. In addition, the Company has contracts outstanding on 41 of the remaining residential condominiums.

As of February 21, 2020, the Company has $87,000,000 outstanding under the Credit Facility.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$11,632	$2,124	$24,199	$26,323	$15,944	$10,379	$10,469	$—	1994
Avalon Oaks	Wilmington, MA	204	2,129	17,567	6,576	2,129	24,143	26,272	15,767	10,505	11,151	—	1999
Eaves Quincy	Quincy, MA	245	1,743	14,662	11,286	1,743	25,948	27,691	16,378	11,313	11,474	—	1986/1995
Avalon Oaks West	Wilmington, MA	120	3,318	13,465	1,966	3,318	15,431	18,749	9,278	9,471	9,801	—	2002
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	2,943	6,876	33,344	40,220	13,652	26,568	26,325	—	2004
Eaves Peabody	Peabody, MA	286	4,645	18,919	14,827	4,645	33,746	38,391	15,913	22,478	23,064	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	4,032	4,258	24,583	28,841	10,988	17,853	17,709	—	2006
Avalon at Chestnut Hill (1)	Chestnut Hill, MA	204	14,572	45,911	12,315	14,572	58,226	72,798	24,277	48,521	50,581	36,995	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	79,121	13,819	8,691	92,940	101,631	36,077	65,554	63,782	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	5,356	13,124	54,051	67,175	21,401	45,774	46,845	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	8,646	12,218	50,302	62,520	17,936	44,584	42,083	—	2009
Avalon Sharon	Sharon, MA	156	4,719	25,478	5,255	4,719	30,733	35,452	11,302	24,150	21,932	—	2008
Avalon Northborough	Northborough, MA	382	8,144	52,184	3,450	8,144	55,634	63,778	19,146	44,632	45,986	—	2009
Avalon Cohasset	Cohasset, MA	220	8,802	46,166	1,395	8,802	47,561	56,363	13,259	43,104	44,013	—	2012
Avalon Exeter (2)	Boston, MA	187	—	110,028	348	—	110,376	110,376	21,565	88,811	109,017	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	421	15,645	65,266	80,911	15,156	65,755	67,787	—	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,454	344	8,599	52,798	61,397	10,604	50,793	52,511	—	2015
AVA Somerville	Somerville, MA	250	10,945	56,460	304	10,945	56,764	67,709	10,359	57,350	59,196	—	2015
AVA Back Bay (1)	Boston, MA	271	9,034	36,540	50,996	9,034	87,536	96,570	39,957	56,613	57,206	—	1968/1998
Eaves Burlington	Burlington, MA	203	7,714	32,499	7,093	7,714	39,592	47,306	9,666	37,640	38,996	—	1988/2012
AVA Theater District	Boston, MA	398	17,072	163,633	218	17,072	163,851	180,923	24,989	155,934	161,632	—	2015
Avalon Burlington	Burlington, MA	312	15,600	60,649	16,838	15,600	77,487	93,087	19,085	74,002	76,790	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	60,397	439	15,367	60,836	76,203	9,783	66,420	68,466	—	2015
Avalon Framingham	Framingham, MA	180	9,315	34,631	12	9,315	34,643	43,958	5,257	38,701	39,966	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,093	14	14,694	79,107	93,801	8,878	84,923	87,392	—	2017
Avalon Bear Hill	Waltham, MA	324	27,350	94,168	29,301	27,350	123,469	150,819	32,978	117,841	122,303	—	1999/2013
Avalon at Center Place (3)	Providence, RI	225	—	26,816	18,064	—	44,880	44,880	28,368	16,512	16,139	—	1991/1997
Total Boston, MA		7,045	$246,698	$1,339,556	$227,890	$246,698	$1,567,446	$1,814,144	$477,963	$1,336,181	$1,382,616	$81,995

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Fairfield, CT
Eaves Stamford	Stamford, CT	238	$5,956	$23,993	$14,469	$5,956	$38,462	$44,418	$27,080	$17,338	$18,056	$—	1991
Avalon Wilton on River Rd	Wilton, CT	102	2,116	14,664	7,233	2,116	21,897	24,013	13,820	10,193	10,924	—	1997
Avalon Norwalk	Norwalk, CT	311	11,320	62,904	1,291	11,320	64,195	75,515	20,623	54,892	56,950	—	2011
Avalon Wilton on Danbury Rd	Wilton, CT	100	6,604	23,758	208	6,604	23,966	30,570	7,218	23,352	24,125	—	2011
Avalon East Norwalk	Norwalk, CT	240	10,395	36,451	390	10,395	36,841	47,236	8,465	38,771	40,048	—	2013
Avalon Stratford	Stratford, CT	130	2,564	27,232	262	2,564	27,494	30,058	5,281	24,777	25,708	—	2014
Total Fairfield, CT		1,121	$38,955	$189,002	$23,853	$38,955	$212,855	$251,810	$82,487	$169,323	$175,811	$—

TOTAL NEW ENGLAND		8,166	$285,653	$1,528,558	$251,743	$285,653	$1,780,301	$2,065,954	$560,450	$1,505,504	$1,558,427	$81,995

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$11,395	$—	$105,456	$105,456	$62,534	$42,922	$46,297	$—	2002
Avalon Riverview North (3)	Long Island City, NY	602	—	165,954	15,435	—	181,389	181,389	72,523	108,866	114,953	—	2008
Avalon Fort Greene	Brooklyn, NY	631	83,038	216,802	3,827	83,038	220,629	303,667	72,696	230,971	237,426	—	2010
AVA DoBro	Brooklyn, NY	500	77,419	207,082	50	77,419	207,132	284,551	25,458	259,093	264,445	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	50,477	135,017	73	50,477	135,090	185,567	16,597	168,970	172,415	—	2017
Avalon Clinton North	New York, NY	339	84,069	105,821	12,364	84,069	118,185	202,254	31,394	170,860	174,710	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	7,132	71,421	96,983	168,404	26,700	141,704	144,705	121,500	2007/2013
Total New York City, NY		3,058	$366,424	$1,014,588	$50,276	$366,424	$1,064,864	$1,431,288	$307,902	$1,123,386	$1,154,951	$268,500

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$28,286	$7,147	$4,679	$35,433	$40,112	$25,091	$15,021	$15,925	$—	1997
Avalon Green I	Elmsford, NY	105	1,820	10,525	7,827	1,820	18,352	20,172	11,161	9,011	9,509	—	1995
Avalon Towers (1)	Long Beach, NY	109	3,118	11,973	26,594	3,118	38,567	41,685	19,327	22,358	23,586	—	1990/1995
Avalon Bronxville	Bronxville, NY	110	2,889	28,324	8,949	2,889	37,273	40,162	22,483	17,679	18,870	—	1999
Avalon at Glen Cove (3)	Glen Cove, NY	256	7,871	59,969	5,265	7,871	65,234	73,105	34,102	39,003	41,374	—	2004
Avalon Glen Cove North (3)	Glen Cove, NY	111	2,577	37,336	871	2,577	38,207	40,784	16,539	24,245	25,465	—	2007
Avalon White Plains	White Plains, NY	407	15,391	137,353	1,731	15,391	139,084	154,475	50,915	103,560	107,895	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	6,122	32,212	84,928	117,140	24,402	92,738	92,598	—	2012
Avalon Green II	Elmsford, NY	444	27,765	77,560	2,297	27,765	79,857	107,622	21,415	86,207	87,318	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,326	796	18,205	50,122	68,327	13,155	55,172	56,869	—	2013
Avalon Ossining	Ossining, NY	168	6,392	30,313	57	6,392	30,370	36,762	6,297	30,465	31,567	—	2014

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Huntington Station	Huntington Station, NY	303	$21,899	$58,437	$233	$21,899	$58,670	$80,569	$11,333	$69,236	$71,290	$—	2014
Avalon Green III	Elmsford, NY	68	4,985	17,300	182	4,985	17,482	22,467	2,483	19,984	20,432	—	2016
Avalon Great Neck	Great Neck, NY	191	14,777	65,642	16	14,777	65,658	80,435	6,433	74,002	76,753	—	2017
Avalon Westbury	Westbury, NY	396	69,620	43,781	12,722	69,620	56,503	126,123	20,491	105,632	107,382	75,865	2006/2013
Total New York - Suburban		3,533	$234,200	$734,931	$80,809	$234,200	$815,740	$1,049,940	$285,627	$764,313	$786,833	$75,865

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$27,056	$8,760	$109,478	$118,238	$72,692	$45,546	$47,406	$—	1997
Eaves Lawrenceville	Lawrenceville, NJ	632	14,650	60,486	13,106	14,650	73,592	88,242	37,957	50,285	52,498	—	1994
Avalon Princeton Junction	West Windsor, NJ	512	5,585	22,382	24,963	5,585	47,345	52,930	29,310	23,620	22,750	—	1988/1993
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	9,516	5,982	33,905	39,887	18,266	21,621	23,050	—	2002
Avalon Tinton Falls	Tinton Falls, NJ	216	7,939	33,170	746	7,939	33,916	41,855	13,570	28,285	29,341	—	2008
Avalon West Long Branch	West Long Branch, NJ	180	2,721	22,925	406	2,721	23,331	26,052	7,625	18,427	19,160	—	2011
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,090	8,984	32,084	41,068	8,891	32,177	33,278	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,635	1,923	14,682	43,558	58,240	11,642	46,598	47,781	—	2012
Avalon Hackensack at Riverside (3)	Hackensack, NJ	226	—	44,619	719	—	45,338	45,338	10,452	34,886	36,006	—	2013
Avalon Somerset	Somerset, NJ	384	18,241	58,338	553	18,241	58,891	77,132	14,191	62,941	64,863	—	2013
Avalon Bloomfield Station (2)	Bloomfield, NJ	224	10,701	36,513	46	10,701	36,559	47,260	5,973	41,287	45,678	—	2015
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,863	131	6,502	16,994	23,496	4,140	19,356	19,879	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	138	3,006	27,939	30,945	6,168	24,777	25,736	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	171	2,273	48,780	51,053	8,673	42,380	44,054	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	49	11,288	34,917	46,205	5,766	40,439	41,676	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	67,989	635	26,461	68,624	95,085	7,667	87,418	90,156	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	53	11,695	36,368	48,063	5,061	43,002	44,294	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	90,475	5,724	37,237	96,199	133,436	18,374	115,062	118,205	67,904	2008/2016
Total New Jersey		4,872	$196,707	$780,793	$87,025	$196,707	$867,818	$1,064,525	$286,418	$778,107	$805,811	$67,904

TOTAL METRO NY/NJ		11,463	$797,331	$2,530,312	$218,110	$797,331	$2,748,422	$3,545,753	$879,947	$2,665,806	$2,747,595	$412,269

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$17,340	$6,848	$44,954	$51,802	$33,343	$18,459	$19,141	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	3,026	8,800	42,684	51,484	24,196	27,288	28,531	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	193	7,425	25,475	32,900	6,724	26,176	27,170	—	2013
Avalon The Albemarle	Washington, D.C.	234	25,140	52,459	8,649	25,140	61,108	86,248	17,555	68,693	70,248	—	1966/2013
Eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,501	16,430	25,403	41,833	7,523	34,310	35,177	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	5,297	38,140	40,649	78,789	12,881	65,908	66,726	—	1961/2013
Eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,580	9,580	29,112	38,692	8,801	29,891	30,940	—	1953/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	3,915	43,700	157,865	201,565	39,698	161,867	167,252	—	2012/2013
Eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	4,179	4,047	22,732	26,779	16,297	10,482	10,528	—	1996
Eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	12,716	8,802	48,252	57,054	24,260	32,794	34,223	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	3,879	29,159	56,872	86,031	31,238	54,793	56,205	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	5,509	14,365	60,907	75,272	32,731	42,541	44,001	—	2004
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,992	39	10,872	63,031	73,903	6,851	67,052	69,292	—	2017
Avalon Laurel	Laurel, MD	344	10,130	61,685	35	10,130	61,720	71,850	7,413	64,437	66,632	—	2017
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	4,980	2,323	14,277	16,600	10,035	6,565	6,929	—	1987/1996
Avalon Fairway Hills - Woods	Columbia, MD	336	3,958	15,839	8,746	3,958	24,585	28,543	16,827	11,716	11,314	—	1987/1996
Avalon Russett	Laurel, MD	238	10,200	47,524	3,721	10,200	51,245	61,445	14,882	46,563	48,232	32,200	1999/2013
Eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	10,922	6,096	35,322	41,418	23,894	17,524	17,656	—	1989/1996
AVA Ballston	Arlington, VA	344	7,291	29,177	16,649	7,291	45,826	53,117	32,292	20,825	22,152	—	1990
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	13,665	13,851	57,062	70,913	36,896	34,017	35,481	—	1996
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	32,150	22,041	122,446	144,487	62,633	81,854	85,846	—	2001
Avalon Park Crest	Tysons Corner, VA	354	13,554	63,526	671	13,554	64,197	77,751	16,698	61,053	63,149	—	2013
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	282	33,490	76,083	109,573	16,113	93,460	96,179	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	81,982	2,896	24,225	84,878	109,103	15,277	93,826	97,127	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	95,355	8,156	22,573	103,511	126,084	16,101	109,983	111,129	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	82,427	3,233	18,830	85,660	104,490	12,622	91,868	94,521	—	2009/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	115,467	8,068	29,377	123,535	152,912	17,196	135,716	141,118	—	2012/2017
Eaves Tysons Corner	Vienna, VA	217	16,030	45,420	3,107	16,030	48,527	64,557	15,022	49,535	51,389	—	1980/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	10,882	56,550	188,914	245,464	50,996	194,468	200,562	—	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,076	225	21,600	59,301	80,901	12,063	68,838	70,891	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	7,901	26,710	90,985	117,695	27,520	90,175	93,182	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	93	39,544	66,253	105,797	10,821	94,976	97,374	—	2016
TOTAL MID-ATLANTIC		11,232	$601,681	$1,877,166	$206,205	$601,681	$2,083,371	$2,685,052	$677,399	$2,007,653	$2,070,297	$32,200

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place (1)	Redmond, WA	222	$4,558	$18,368	$10,882	$4,558	$29,250	$33,808	$19,657	$14,151	$14,904	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	264	6,786	27,641	5,367	6,786	33,008	39,794	23,740	16,054	17,157	—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	2,343	6,664	26,462	33,126	17,332	15,794	16,711	—	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	3,531	4,777	23,296	28,073	15,405	12,668	13,342	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	3,774	3,789	18,913	22,702	12,178	10,524	10,966	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	1,295	5,644	14,028	19,672	8,985	10,687	11,151	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	3,503	12,697	80,953	93,650	32,110	61,540	62,634	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	1,781	—	124,810	124,810	40,596	84,214	88,063	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	752	12,081	42,370	54,451	12,078	42,373	43,525	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	1,133	16,460	48,059	64,519	12,070	52,449	54,231	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	13	12,294	55,640	67,934	10,637	57,297	59,340	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	710	20,613	60,696	81,309	8,814	72,495	74,790	—	2016
Avalon Esterra Park	Redmond, WA	482	23,177	112,926	1,134	23,177	114,060	137,237	13,426	123,811	127,407	—	2017
Avalon Alderwood II	Redmond, WA	124	5,072	21,418	14	5,072	21,432	26,504	2,618	23,886	24,589	—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,623	111,624	696	9,623	112,320	121,943	9,953	111,990	114,975	—	2017
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	3,939	10,250	30,781	41,031	9,762	31,269	32,528	—	1987/2013
TOTAL PACIFIC NORTHWEST		4,116	$154,485	$795,211	$40,867	$154,485	$836,078	$990,563	$249,361	$741,202	$766,313	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$14,424	$11,830	$62,252	$74,082	$39,755	$34,327	$36,004	$—	1995
Eaves San Jose	San Jose, CA	440	12,920	53,047	19,360	12,920	72,407	85,327	41,026	44,301	46,388	—	1985/1996
Avalon Silicon Valley	Sunnyvale, CA	710	20,713	99,573	35,209	20,713	134,782	155,495	81,161	74,334	78,904	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	11,078	9,755	50,471	60,226	33,848	26,378	27,559	—	1986
Eaves Creekside	Mountain View, CA	296	6,546	26,263	21,499	6,546	47,762	54,308	29,105	25,203	26,680	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	2,741	4,765	50,341	55,106	29,729	25,377	26,811	—	2002
Avalon Towers on the Peninsula (1)	Mountain View, CA	211	9,560	56,136	14,742	9,560	70,878	80,438	36,656	43,782	46,114	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,534	272	13,837	64,806	78,643	13,520	65,123	67,380	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	6,627	46,060	88,584	134,644	26,842	107,802	109,662	—	2002/2013
Eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	11,550	64,070	80,568	144,638	24,005	120,633	118,299	—	1969/2013
Total San Jose, CA		3,535	$200,056	$585,349	$137,502	$200,056	$722,851	$922,907	$355,647	$567,260	$583,801	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Oakland - East Bay, CA
Avalon Fremont	Fremont, CA	308	$10,746	$43,399	$7,916	$10,746	$51,315	$62,061	$37,294	$24,767	$26,254	$—	1992/1994
Eaves Dublin	Dublin, CA	204	5,276	19,642	12,391	5,276	32,033	37,309	20,064	17,245	18,331	—	1989/1997
Eaves Pleasanton	Pleasanton, CA	456	11,610	46,552	22,663	11,610	69,215	80,825	44,516	36,309	37,873	—	1988/1994
Eaves Union City	Union City, CA	208	4,249	16,820	4,153	4,249	20,973	25,222	15,186	10,036	10,239	—	1973/1996
Avalon Union City	Union City, CA	439	14,732	104,024	1,629	14,732	105,653	120,385	37,923	82,462	86,365	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,469	5,781	—	154,250	154,250	49,458	104,792	108,425	3,847	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	589	7,772	72,731	80,503	14,903	65,600	68,111	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	(95)	7,762	76,492	84,254	10,198	74,056	76,646	—	2016
Eaves Walnut Creek (1)	Walnut Creek, CA	510	30,320	82,375	17,257	30,320	99,632	129,952	26,842	103,110	106,654	—	1987/2013
Avalon Walnut Ridge I (1)	Walnut Creek, CA	106	9,860	19,850	5,480	9,860	25,330	35,190	6,766	28,424	29,236	—	2000/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,615	60	4,500	28,675	33,175	5,571	27,604	28,623	—	2014
Total Oakland - East Bay, CA		3,252	$106,827	$658,475	$77,824	$106,827	$736,299	$843,126	$268,721	$574,405	$596,757	$3,847

San Francisco, CA
Eaves Daly City	Daly City, CA	195	$4,230	$9,659	$20,711	$4,230	$30,370	$34,600	$19,937	$14,663	$15,718	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	8,108	5,403	29,675	35,078	19,251	15,827	16,694	—	1990/1995
Eaves San Rafael	San Rafael, CA	254	5,982	16,885	25,658	5,982	42,543	48,525	25,121	23,404	24,472	—	1973/1996
Eaves Foster City	Foster City, CA	288	7,852	31,445	12,858	7,852	44,303	52,155	28,780	23,375	24,620	—	1973/1994
Eaves Pacifica	Pacifica, CA	220	6,125	24,796	4,121	6,125	28,917	35,042	20,812	14,230	14,945	—	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	16,447	3,561	37,768	41,329	22,520	18,809	19,981	—	1961/1996
Eaves Diamond Heights	San Francisco, CA	154	4,726	19,130	6,691	4,726	25,821	30,547	17,124	13,423	14,057	—	1972/1994
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	8,817	14,029	87,269	101,298	47,906	53,392	54,203	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	717	28,687	119,873	148,560	42,981	105,579	109,469	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	2,064	5,544	52,970	58,514	14,405	44,109	45,895	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	853	20,267	98,174	118,441	20,090	98,351	102,006	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	13	12,595	81,241	93,836	13,731	80,105	83,030	—	2015
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	6,629	40,780	75,313	116,093	21,467	94,626	97,372	64,450	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	2,366	23,787	47,300	71,087	12,404	58,683	59,911	28,435	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	3,140	33,303	66,050	99,353	17,538	81,815	84,113	50,825	2010/2013
Total San Francisco, CA		3,349	$216,871	$748,394	$119,193	$216,871	$867,587	$1,084,458	$344,067	$740,391	$766,486	$143,710

TOTAL NORTHERN CALIFORNIA		10,136	$523,754	$1,992,218	$334,519	$523,754	$2,326,737	$2,850,491	$968,435	$1,882,056	$1,947,044	$147,557

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	748	$22,483	$28,104	$50,163	$22,483	$78,267	$100,750	$46,263	$54,487	$56,386	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,372	51,342	23,828	91,714	115,542	51,853	63,689	65,519	—	1989/1997
Eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	11,761	7,045	24,747	31,792	17,535	14,257	13,639	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	2,668	—	45,232	45,232	25,118	20,114	21,413	—	2003
Avalon Burbank	Burbank, CA	400	14,053	56,827	25,544	14,053	82,371	96,424	43,153	53,271	55,649	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	2,483	8,446	42,773	51,219	19,392	31,827	32,091	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	4,407	5,459	45,589	51,048	18,785	32,263	30,889	—	2007
Avalon Encino	Encino, CA	131	12,789	49,073	1,261	12,789	50,334	63,123	19,404	43,719	45,443	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	1,085	7,920	45,930	53,850	18,264	35,586	36,990	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	94,001	1,627	14,734	95,628	110,362	17,701	92,661	96,240	—	2015
Eaves Phillips Ranch	Pomona, CA	501	9,796	41,740	4,049	9,796	45,789	55,585	13,963	41,622	42,409	—	1989/2011
Eaves San Dimas	San Dimas, CA	102	1,916	7,819	1,621	1,916	9,440	11,356	3,054	8,302	8,572	—	1978/2011
Eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	1,068	2,953	13,496	16,449	4,236	12,213	12,510	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	5,664	8,400	17,211	25,611	4,475	21,136	21,650	—	1973/2012
Eaves Cerritos	Artesia, CA	151	8,305	21,195	1,687	8,305	22,882	31,187	6,011	25,176	25,823	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	72,008	6,497	30,900	78,505	109,405	20,207	89,198	88,951	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,726	92	9,141	30,818	39,959	6,044	33,915	34,974	—	2014
Avalon Glendora	Glendora, CA	280	18,311	64,303	468	18,311	64,771	83,082	9,735	73,347	75,932	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	118,341	1,258	35,214	119,599	154,813	11,290	143,523	146,362	—	2017
Avalon Mission Oaks	Camarillo, CA	160	9,600	37,602	1,560	9,600	39,162	48,762	8,623	40,139	41,401	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	80,869	31	16,617	80,900	97,517	7,948	89,569	93,911	—	2017
AVA North Hollywood	North Hollywood, CA	156	18,408	52,280	1,982	18,408	54,262	72,670	7,968	64,702	66,616	—	2015/2016
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	5,546	42,020	78,907	120,927	23,115	97,812	100,379	—	2007/2013
AVA Studio City II (1)	Studio City, CA	101	4,626	22,954	7,473	4,626	30,427	35,053	7,512	27,541	28,500	—	1991/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,642	19,098	42,720	126,740	169,460	38,863	130,597	128,594	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	6,724	43,540	86,698	130,238	28,991	101,247	104,704	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	13,583	32,000	74,353	106,353	19,080	87,273	89,640	—	2007/2013
Avalon Del Mar Station	Pasadena, CA	347	20,560	106,556	4,234	20,560	110,790	131,350	28,307	103,043	106,735	—	2006/2013
Eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	7,146	9,110	22,517	31,627	5,897	25,730	26,562	—	1972/2013
Eaves Thousand Oaks	Thousand Oaks, CA	154	13,950	20,211	5,131	13,950	25,342	39,292	8,508	30,784	29,739	—	1992/2013
Eaves Woodland Hills	Woodland Hills, CA	883	68,940	90,549	12,931	68,940	103,480	172,420	34,313	138,107	141,534	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	2,609	12,810	25,190	38,000	8,251	29,749	30,731	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,792	10,240	38,350	48,590	10,028	38,562	39,850	—	2004/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
AVA Studio City I	Studio City, CA	450	$17,658	$90,715	$35,175	$17,658	$125,890	$143,548	$29,941	$113,607	$116,925	$—	1987/2013
Total Los Angeles, CA		9,802	$604,492	$1,723,344	$304,760	$604,492	$2,028,104	$2,632,596	$623,828	$2,008,768	$2,057,263	$111,500

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$9,973	$1,975	$13,787	$15,762	$7,965	$7,797	$8,194	$—	1956/1996
Eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	4,012	2,517	13,269	15,786	9,720	6,066	6,250	—	1984/1996
Eaves South Coast	Costa Mesa, CA	258	4,709	16,063	13,810	4,709	29,873	34,582	18,909	15,673	16,526	—	1973/1996
Eaves Santa Margarita	Rancho Santa Margarita, CA	301	4,607	16,911	11,609	4,607	28,520	33,127	17,920	15,207	15,855	—	1990/1997
Eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,745	11,310	4,871	31,055	35,926	22,269	13,657	14,626	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,520	1,882	9,911	69,402	79,313	24,446	54,867	56,970	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,905	360	4,358	41,265	45,623	10,227	35,396	36,611	—	2013
Eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	4,127	5,199	25,261	30,460	7,416	23,044	23,402	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	57	31,689	98,061	129,750	16,581	113,169	117,107	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	52	11,607	44,025	55,632	6,051	49,581	51,155	—	2016
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	447	13,055	106,428	119,483	12,707	106,776	110,582	—	2017
Total Orange County, CA		2,821	$94,498	$443,307	$57,639	$94,498	$500,946	$595,444	$154,211	$441,233	$457,278	$—

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$41,759	$9,922	$82,339	$92,261	$46,921	$45,340	$47,454	$—	1969/1997
Eaves Mission Ridge	San Diego, CA	200	2,710	10,924	13,343	2,710	24,267	26,977	16,506	10,471	10,565	—	1960/1997
AVA Cortez Hill (3)	San Diego, CA	299	2,768	20,134	24,690	2,768	44,824	47,592	26,580	21,012	21,874	—	1973/1998
Eaves San Marcos (1)	San Marcos, CA	184	3,277	13,385	5,089	3,277	18,474	21,751	4,951	16,800	16,912	—	1988/2011
Eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	4,887	6,692	32,030	38,722	9,637	29,085	30,025	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	260	12,689	43,588	56,277	7,415	48,862	50,349	—	2015
Eaves La Mesa	La Mesa, CA	168	9,490	28,482	3,057	9,490	31,539	41,029	10,149	30,880	32,148	—	1989/2013
Avalon La Jolla Colony (1)	San Diego, CA	180	16,760	27,694	12,492	16,760	40,186	56,946	11,322	45,624	46,859	—	1987/2013
Total San Diego, CA		2,066	$64,308	$211,670	$105,577	$64,308	$317,247	$381,555	$133,481	$248,074	$256,186	$—

TOTAL SOUTHERN CALIFORNIA		14,689	$763,298	$2,378,321	$467,976	$763,298	$2,846,297	$3,609,595	$911,520	$2,698,075	$2,770,727	$111,500

TOTAL ESTABLISHED COMMUNITIES		59,802	$3,126,202	$11,101,786	$1,519,420	$3,126,202	$12,621,206	$15,747,408	$4,247,112	$11,500,296	$11,860,403	$785,521

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Avalon on the Alameda (1)	San Jose, CA	305	$6,119	$50,225	$12,959	$6,119	$63,184	$69,303	$38,457	$30,846	$32,629	$—	1999
Eaves Fremont	Fremont, CA	235	6,581	26,583	10,626	6,581	37,209	43,790	25,065	18,725	19,632	—	1985/1994
Avalon Dogpatch	San Francisco, CA	326	23,523	179,915	172	23,523	180,087	203,610	13,403	190,207	196,411	—	2018
Avalon Cerritos	Cerritos, CA	132	8,869	51,257	646	8,869	51,903	60,772	1,993	58,779	N/A	30,250	2017/2019
Avalon Studio City	Studio City, CA	276	15,756	78,178	16,766	15,756	94,944	110,700	23,815	86,885	85,686	—	2002/2013
Eaves Los Feliz (1)	Los Angeles, CA	263	18,940	43,661	11,952	18,940	55,613	74,553	14,427	60,126	59,572	41,400	1989/2013
Eaves West Valley	San Jose, CA	873	90,890	132,040	11,081	90,890	143,121	234,011	42,572	191,439	197,477	—	1970/2013
Eaves Seal Beach	Seal Beach, CA	549	46,790	99,999	36,411	46,790	136,410	183,200	31,336	151,864	140,068	—	1971/2013
AVA Toluca Hills (1)	Los Angeles, CA	1,151	86,450	161,256	88,985	86,450	250,241	336,691	57,214	279,477	281,860	—	1973/2013
Avalon Walnut Ridge II (1)	Walnut Creek, CA	360	27,190	57,041	13,722	27,190	70,763	97,953	19,089	78,864	80,666	—	1989/2013
Avalon Denver West	Lakewood, CO	252	8,047	67,394	2,072	8,047	69,466	77,513	8,240	69,273	71,812	—	2016/2017
Avalon Meadows at Castle Rock	Castle Rock, CO	240	8,527	64,054	854	8,527	64,908	73,435	4,169	69,266	72,672	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	69,717	1,515	4,461	71,232	75,693	5,089	70,604	74,563	—	2018/2018
Avalon Southlands	Aurora, CO	338	5,101	84,970	1,521	5,101	86,491	91,592	4,777	86,815	N/A	—	2018/2019
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	6,368	4,834	29,358	34,192	15,412	18,780	15,876	—	2002
Avalon Darien	Darien, CT	189	6,926	34,558	8,968	6,926	43,526	50,452	21,189	29,263	25,087	—	2004
Avalon Shelton (4)	Shelton, CT	250	7,749	40,366	297	7,749	40,663	48,412	9,485	38,927	40,174	—	2013
AVA Van Ness	Washington, D.C.	269	22,890	58,691	20,196	22,890	78,887	101,777	19,107	82,670	83,096	—	1978/2013
AVA NoMa	Washington, D.C.	438	25,246	114,932	816	25,246	115,748	140,994	12,357	128,637	133,028	—	2018
850 Boca	Boca Raton, FL	370	21,430	114,085	3,830	21,430	117,915	139,345	12,836	126,509	130,932	—	2017/2017
The Alexander & Alexander Lofts	West Palm Beach, FL	290	9,597	90,950	2,951	9,597	93,901	103,498	7,192	96,306	101,387	—	2018/2018
Avalon Bonterra	Hialeah, FL	314	16,655	70,814	2,860	16,655	73,674	90,329	3,395	86,934	N/A	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	49,688	1,544	9,213	51,232	60,445	228	60,217	N/A	—	2016/2019
Avalon at Newton Highlands (1)	Newton, MA	294	11,039	45,547	17,047	11,039	62,594	73,633	30,717	42,916	45,028	—	2003
Avalon Prudential Center II	Boston, MA	266	8,776	35,496	61,204	8,776	96,700	105,476	39,217	66,259	67,595	—	1968/1998
Avalon North Station	Boston, MA	503	22,796	247,118	778	22,796	247,896	270,692	23,496	247,196	255,638	—	2017
Avalon Easton	Easton, MA	290	3,170	60,838	—	3,170	60,838	64,008	5,348	58,660	60,485	—	2017
AVA Wheaton	Wheaton, MD	319	6,494	69,025	—	6,494	69,025	75,519	6,011	69,508	72,130	—	2018
AVA North Point	Cambridge, MA	265	31,263	81,597	2,655	31,263	84,252	115,515	506	115,009	N/A		2018/2019
Avalon Arundel Crossing (1)	Linthicum Heights, MD	310	12,208	69,386	3,043	12,208	72,429	84,637	6,384	78,253	82,036	—	2018/2018
Portico at Silver Spring Metro	Silver Spring, MD	151	3,471	40,079	805	3,471	40,884	44,355	1,277	43,078	N/A	—	2009/2019
Avalon at Florham Park (1)	Florham Park, NJ	270	6,647	34,906	16,287	6,647	51,193	57,840	27,009	30,831	32,680	—	2001

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Maplewood	Maplewood, NJ	235	$15,179	$49,558	$—	$15,179	$49,558	$64,737	$4,093	$60,644	$62,608	$—	2018
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,251	—	8,605	60,251	68,856	3,609	65,247	66,093	—	2018
Avalon Mamaroneck (1)	Mamaroneck, NY	229	6,207	40,791	15,652	6,207	56,443	62,650	30,770	31,880	33,232	—	2000
Avalon Melville	Melville, NY	494	9,228	50,063	22,445	9,228	72,508	81,736	40,857	40,879	36,100	—	1997
Avalon Brooklyn Bay	Brooklyn, NY	180	18,280	74,562	262	18,280	74,824	93,104	7,573	85,531	88,907	—	2018
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,984	—	7,534	50,984	58,518	4,510	54,008	56,114	—	2017
Avalon Somers	Somers, NY	152	5,608	40,453	25	5,608	40,478	46,086	3,548	42,538	43,958	—	2018
Avalon Midtown West (1)	New York, NY	550	154,730	180,253	42,710	154,730	222,963	377,693	55,973	321,720	325,479	98,200	1998/2013
Eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,636	2,152	14,543	16,695	9,152	7,543	7,985	—	1988/1997
Eaves Fairfax Towers	Falls Church, VA	415	17,889	74,727	15,066	17,889	89,793	107,682	24,579	83,103	79,721	—	1978/2011
AVA Ballston Square	Arlington, VA	714	71,640	215,937	37,794	71,640	253,731	325,371	64,753	260,618	258,067	—	1992/2013
TOTAL OTHER STABILIZED		14,203	$904,700	$3,293,842	$498,521	$904,700	$3,792,363	$4,697,063	$780,229	$3,916,834	$3,516,484	$169,850

LEASE-UP
Avalon at the Hingham Shipyard II	Hingham, MA	190	$8,998	$54,782	$—	$8,998	$54,782	$63,780	$2,445	$61,335	$59,144	$—	2019
Avalon Sudbury	Sudbury, MA	250	20,240	66,478	34	20,240	66,512	86,752	3,215	83,537	78,642	—	2019
Avalon Saugus	Saugus, MA	280	17,799	70,634	832	17,799	71,466	89,265	1,310	87,955	52,689	—	2019
Avalon Boonton	Boonton, NJ	350	3,592	87,821	—	3,592	87,821	91,413	1,672	89,741	72,902	—	2019
Avalon Piscataway	Piscataway, NJ	360	14,329	75,499	—	14,329	75,499	89,828	2,985	86,843	75,748	—	2019
Avalon Belltown Towers	Seattle, WA	274	24,636	120,392	1,171	24,636	121,563	146,199	1,871	144,328	117,433	—	2019
AVA Esterra Park	Redmond, WA	323	16,405	74,496	—	16,405	74,496	90,901	2,042	88,859	75,752	—	2019
TOTAL LEASE-UP		2,027	$105,999	$550,102	$2,037	$105,999	$552,139	$658,138	$15,540	$642,598	$532,310	$—

REDEVELOPMENT
Avalon Prudential Center I	Boston, MA	243	$8,002	$32,370	$52,538	$8,002	$84,908	$92,910	$34,165	$58,745	$56,662	$—	1968/1998
Eaves Redmond Campus	Redmond, WA	422	22,580	88,001	31,023	22,580	119,024	141,604	29,462	112,142	107,142	—	1991/2013
TOTAL REDEVLOPMENT		665	$30,582	$120,371	$83,561	$30,582	$203,932	$234,514	$63,627	$170,887	$163,804	$—

TOTAL CURRENT COMMUNITIES (5)		76,697	$4,167,483	$15,066,101	$2,103,539	$4,167,483	$17,169,640	$21,337,123	$5,106,508	$16,230,615	$16,073,001	$955,371

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

			2019								2018	2019
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
DEVELOPMENT (6)
Avalon Public Market	Emeryville, CA	289	$12,747	$58,425	$82,246	$12,747	$140,671	$153,418	$497	$152,921	$114,134	$—	N/A
AVA Hollywood	Hollywood, CA	695	13,146	39,914	272,691	13,146	312,605	325,751	175	325,576	221,455	—	N/A
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	—	995	85,983	—	86,978	86,978	—	86,978	32,256	—	N/A
Avalon Brea Place	Brea, CA	653	—	181	111,844	—	112,025	112,025	—	112,025	N/A	—	N/A
Avalon Monrovia	Monrovia, CA	154	—	2	15,828	—	15,830	15,830	—	15,830	N/A	—	N/A
AVA RiNo	Denver, CO	246	—	14	18,212	—	18,226	18,226	—	18,226	N/A	—	N/A
Avalon Doral	Doral, FL	350	—	491	82,316	—	82,807	82,807	—	82,807	35,154	—	N/A
Avalon Acton II	Acton, MA	86	—	1	4,473	—	4,474	4,474	—	4,474	N/A	—	N/A
Avalon Norwood	Norwood, MA	198	3,581	21,013	33,323	3,581	54,336	57,917	327	57,590	21,582	—	N/A
Avalon Marlborough II	Marlborough, MA	123	—	—	15,293	—	15,293	15,293	—	15,293	N/A	—	N/A
Avalon Woburn	Woburn, MA	350	—	—	29,689	—	29,689	29,689	—	29,689	N/A	—	N/A
Twinbrook Station	Rockville, MD	238	—	13	30,775	—	30,788	30,788	—	30,788	15,844	—	N/A
Avalon Towson	Towson, MD	371	—	768	85,641	—	86,409	86,409	—	86,409	42,686	—	N/A
Avalon East Harbor	Baltimore, MD	400	—	242	86,125	—	86,367	86,367	—	86,367	28,101	—	N/A
Avalon Foundry Row	Owings Mill, MD	437	—	1	21,479	—	21,480	21,480	—	21,480	N/A	—	N/A
Avalon Teaneck	Teaneck, NJ	248	8,273	40,614	21,969	8,273	62,583	70,856	523	70,333	43,508	—	N/A
Avalon Old Bridge	Old Bridge, NJ	252	—	219	35,244	—	35,463	35,463	—	35,463	11,573	—	N/A
Avalon Yonkers	Yonkers, NY	590	6,042	36,155	123,867	6,042	160,022	166,064	315	165,749	89,206	—	N/A
Avalon Harrison	Harrison, NY	143	—	—	26,158	—	26,158	26,158	—	26,158	5,504	—	N/A
Avalon Newcastle Commons II	Newcastle, WA	293	—	444	43,522	—	43,966	43,966	—	43,966	22,384	—	N/A
Avalon North Creek	Bothell, WA	316	10,436	54,536	15,738	10,436	70,274	80,710	869	79,841	38,058	—	N/A
The Park Loggia Retail (7)	New York, NY	N/A	77,393	75,211	—	77,393	75,211	152,604	1,117	151,487	136,627	—	2019
TOTAL DEVELOPMENT		6,632	$131,618	$329,239	$1,242,416	$131,618	$1,571,655	$1,703,273	$3,823	$1,699,450	$858,072	$—

Land Held for Development		N/A	$—	$—	$—	$—	$—	$—	$—	$—	$84,712	$—
Corporate Overhead		N/A	7,810	11,414	89,443	7,810	100,857	108,667	63,552	45,115	49,015	6,400,000
For-sale condominium inventory (7)	New York, NY	N/A	227,246	230,563	—	227,246	230,563	457,809	—	457,809	409,880	—	2019
2019 Disposed Communities		N/A	—	—	—	—	—	—	—	—	256,250	—
TOTAL		83,329	$4,534,157	$15,637,317	$3,435,398	$4,534,157	$19,072,715	$23,606,872	$5,173,883	$18,432,989	$17,730,930	$7,355,371	(8)
_________________________________

(1)
This community was under redevelopment for some or all of 2019, with the redevelopment effort primarily focused on the exterior and/or common area, or with the redevelopment effort focused on apartment homes that do not meet the definition of a Redevelopment Community. These redevelopment activities have no expected material impact on community operations, and therefore this community is included in the Established Community portfolio and not classified as a Redevelopment Community.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

(2)
Some or all of the land for this community is subject to a finance land lease. The Company adopted ASU 2016-02, Leases, as of January 1, 2019, using the prospective adoption approach, applying the provisions of the new standard to existing leases as of the date of adoption. Upon adoption, the Company recorded finance lease assets for the ground lease, previously reported as land, now reported as a component of right of use lease assets on the accompanying Consolidated Balance Sheets.

(3)	Some or all of the land for this community is subject to an operating land lease.

(4)	As of December 31, 2019, this community qualified as held for sale.

(5)	Current Communities excludes Unconsolidated Communities.

(6)	Development Communities excludes Avalon Alderwood Mall, which is being developed within an unconsolidated joint venture.

(7)	The Park Loggia is comprised of 172 for-sale residential condominiums and 67,000 square feet of retail space, and was completed in the fourth quarter of 2019.

(8)
Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $41,352 and $17,729, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building—30 years

Improvements, upgrades and FF&E—not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $22,635,619 at December 31, 2019.

The changes in total real estate assets for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the year ended
	12/31/2019	12/31/2018	12/31/2017
Balance, beginning of period	$22,342,576	$21,935,936	$20,776,626
Acquisitions, construction costs and improvements	1,615,949	1,568,878	1,526,516
Dispositions, including casualty losses and impairment loss on planned dispositions	(351,653)	(1,162,238)	(367,206)
Balance, end of period	$23,606,872	$22,342,576	$21,935,936

The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017, are as follows:

	For the year ended
	12/31/2019	12/31/2018	12/31/2017
Balance, beginning of period	$4,611,646	$4,218,379	$3,743,632
Depreciation, including discontinued operations	661,578	631,196	584,150
Dispositions, including casualty losses	(99,341)	(237,929)	(109,403)
Balance, end of period	$5,173,883	$4,611,646	$4,218,379