Form 10-Q
period 2020-03-31
AVALONBAY COMMUNITIES INC
filed 2020-05-08
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4040 Wilson Blvd, Suite 1000
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

140,731,342 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2020.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2020	12/31/2019
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,336,662	$4,299,162
Buildings and improvements	16,818,729	16,668,496
Furniture, fixtures and equipment	875,453	829,242
	22,030,844	21,796,900
Less accumulated depreciation	(5,327,725)	(5,164,398)
Net operating real estate	16,703,119	16,632,502
Construction in progress, including land	1,273,989	1,303,751
Land held for development	38,115	—
For-sale condominium inventory	365,120	457,809
Real estate assets held for sale, net	28,296	38,927
Total real estate, net	18,408,639	18,432,989

Cash and cash equivalents	777,995	39,687
Cash in escrow	90,426	87,927
Resident security deposits	34,904	34,224
Investments in unconsolidated real estate entities	173,734	165,806
Deferred development costs	74,553	70,486
Prepaid expenses and other assets	168,741	164,971
Right of use lease assets	162,344	124,961
Total assets	$19,891,336	$19,121,051

LIABILITIES AND EQUITY
Unsecured notes, net	$6,404,432	$6,358,648
Variable rate unsecured credit facility	750,000	—
Mortgage notes payable, net	937,025	937,642
Dividends payable	225,714	215,414
Payables for construction	92,597	92,135
Accrued expenses and other liabilities	257,293	274,013
Lease liabilities	185,025	140,468
Accrued interest payable	61,931	47,154
Resident security deposits	61,717	61,752
Liabilities related to real estate assets held for sale	360	375
Total liabilities	8,976,094	8,127,601

Commitments and contingencies

Redeemable noncontrolling interests	2,700	3,252

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2020 and December 31, 2019; zero shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2020 and December 31, 2019; 140,733,340 and 140,643,962 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,407	1,406
Additional paid-in capital	10,732,022	10,736,733
Accumulated earnings less dividends	225,656	282,913
Accumulated other comprehensive loss	(47,157)	(31,503)
Total stockholders' equity	10,911,928	10,989,549
Noncontrolling interests	614	649
Total equity	10,912,542	10,990,198
Total liabilities and equity	$19,891,336	$19,121,051

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2020	3/31/2019
Revenue:
Rental and other income	$600,644	$565,045
Management, development and other fees	1,007	1,139
Total revenue	601,651	566,184

Expenses:
Operating expenses, excluding property taxes	131,993	123,455
Property taxes	67,026	61,329
Interest expense, net	55,914	47,892
Loss on extinguishment of debt, net	9,170	280
Depreciation expense	177,911	162,057
General and administrative expense	17,320	13,706
Expensed transaction, development and other pursuit costs, net of recoveries	3,334	622
Total expenses	462,668	409,341

Equity in income (loss) of unconsolidated real estate entities	1,175	(1,060)
Gain on sale of communities	24,436	14,835
Gain on other real estate transactions, net	43	267
Gain on for-sale condominiums, net of marketing and administrative costs	3,460	(473)

Income before income taxes	168,097	170,412
Income tax expense (benefit)	91	(6)

Net income	168,006	170,418
Net income attributable to noncontrolling interests	(35)	(52)

Net income attributable to common stockholders	$167,971	$170,366

Other comprehensive income (loss):
Loss on cash flow hedges	(17,603)	(7,231)
Cash flow hedge losses reclassified to earnings	1,949	1,468
Comprehensive income	$152,317	$164,603

Earnings per common share - basic:
Net income attributable to common stockholders	$1.19	$1.23

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.19	$1.23

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2020	3/31/2019
Cash flows from operating activities:
Net income	$168,006	$170,418
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	177,911	162,057
Amortization of deferred financing costs	1,882	1,692
Amortization of debt discount	411	394
Loss on extinguishment of debt, net	9,170	280
Amortization of stock-based compensation	5,338	5,621
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	1,871	5,517
Abandonment of development pursuits	1,988	208
Cash flow hedge losses reclassified to earnings	1,949	1,468
Gain on sale of real estate assets	(24,479)	(15,102)
Gain on for-sale condominiums	(4,903)	—
Increase in resident security deposits, prepaid expenses and other assets	(1,239)	(3,087)
Increase in accrued expenses, other liabilities and accrued interest payable	3,799	32,320
Net cash provided by operating activities	341,704	361,786

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(245,789)	(278,075)
Acquisition of real estate assets, including partnership interest	—	(91,548)
Capital expenditures - existing real estate assets	(32,922)	(20,069)
Capital expenditures - non-real estate assets	(10,663)	(488)
Increase in payables for construction	462	5,444
Proceeds from sale of real estate, net of selling costs	63,073	71,455
Proceeds from the sale of for-sale condominiums, net of selling costs	98,790	—
Mortgage note receivable lending	(179)	(159)
Mortgage note receivable payments	960	978
Investments in unconsolidated real estate entities	(9,799)	(724)
Net cash used in investing activities	(136,067)	(313,186)

Cash flows from financing activities:
Issuance of common stock, net	125	155,561
Dividends paid	(213,671)	(203,499)
Net borrowings under unsecured credit facility	750,000	—
Issuance of mortgage notes payable	51,000	—
Repayments of mortgage notes payable, including prepayment penalties	(51,484)	(1,668)
Issuance of unsecured notes	699,252	—
Repayment of unsecured notes, including prepayment penalties	(658,655)	—
Payment of deferred financing costs	(5,988)	(6,841)
Payment for termination of forward interest rate swaps	(20,314)	—
Payment to noncontrolling interest	(35)	—
Payments related to tax withholding for share-based compensation	(14,346)	(14,206)
Distributions to DownREIT partnership unitholders	(12)	(11)
Distributions to joint venture and profit-sharing partners	(102)	(113)
Preferred interest obligation redemption and dividends	(600)	(480)
Net cash provided by (used in) financing activities	535,170	(71,257)

Net increase (decrease) in cash and cash equivalents	740,807	(22,657)

Cash and cash equivalents and restricted cash, beginning of period	127,614	217,864
Cash and cash equivalents and restricted cash, end of period	$868,421	$195,207

Cash paid during the period for interest, net of amount capitalized	$36,895	$25,513
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the three months ended
	3/31/2020	3/31/2019
Cash and cash equivalents	$777,995	$62,999
Cash in escrow	90,426	132,208
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$868,421	$195,207

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2020:

•
As described in Note 4, "Equity," 161,229 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares, and the remaining 64,912 shares valued at $14,640,000 were issued in connection with new stock grants; 529 shares valued at $112,000 were issued through the Company's dividend reinvestment plan; 70,351 shares valued at $14,346,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,931 restricted shares with an aggregate value of $660,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $224,079,000.

•
The Company recorded a decrease of $471,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

•
The Company recorded an increase to accrued expenses and other liabilities of $3,302,000, an increase in prepaid expenses and other assets of $22,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $1,949,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•	The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

During the three months ended March 31, 2019:

•
The Company issued 148,004 shares of common stock as part of the Company's stock-based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 74,932 shares valued at $14,666,000 were issued in connection with new stock grants; 602 shares valued at $108,000 were issued through the Company's dividend reinvestment plan; 75,195 shares valued at $14,206,000 were withheld to satisfy employees' tax withholding and other liabilities; and 616 restricted shares with an aggregate value of $102,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986 (the "Code"). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in the Company's expansion markets in Southeast Florida and Denver, Colorado (the "Expansion Markets").

At March 31, 2020, the Company owned or held a direct or indirect ownership interest in 277 operating apartment communities containing 80,398 apartment homes in 11 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,198 apartment homes when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 36 have been sold as of March 31, 2020, and 67,000 square feet of retail space, of which 64% has been leased as of March 31, 2020. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,720 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2019 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2020	3/31/2019
Basic and diluted shares outstanding
Weighted average common shares - basic	140,376,996	138,331,248
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	393,377	493,453
Weighted average common shares - diluted	140,777,873	138,832,201

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$167,971	$170,366
Net income allocated to unvested restricted shares	(427)	(501)
Net income attributable to common stockholders, adjusted	$167,544	$169,865

Weighted average common shares - basic	140,376,996	138,331,248

Earnings per common share - basic	$1.19	$1.23

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$167,971	$170,366
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	12	11
Adjusted net income attributable to common stockholders	$167,983	$170,377

Weighted average common shares - diluted	140,777,873	138,832,201

Earnings per common share - diluted	$1.19	$1.23

All options to purchase shares of common stock outstanding as of March 31, 2020 and 2019 are included in the computation of diluted earnings per share.

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

For-Sale Condominium Inventory

The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed in Note 6, "Real Estate Disposition Activities."

Leases

The Company is party to leases as both a lessor and a lessee, primarily as follows:

•	lessor of residential and retail space within its apartment communities; and

•	lessee under (i) ground leases for land underlying current operating or development communities and (ii) office leases for its corporate headquarters and regional offices.

Lessee Considerations

The Company assesses whether a contract is or contains a lease based on whether the contract conveys the right to control the use of an identified asset, including specified portions of larger assets, for a period of time in exchange for consideration. The Company’s leases include both fixed and variable lease payments, which are based on an index or rate such as the consumer price index (CPI) or percentage rents based on total sales. Lease payments included in the lease liability include only payments that depend on an index or rate. For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease by lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of each of the lease agreements.

Lessor Considerations

The Company evaluates leases in which it is the lessor, which are composed of residential and retail leases at its apartment communities, and determined these leases to be operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease, which, for residential leases, is generally one year. Some of the Company’s retail leases have fixed-price renewal options, and the lessee may be able to exercise its renewal option at an amount less than the fair value of the rent at such time. The Company only includes renewal options in the lease term, if at the commencement of the lease, it is reasonably certain that the lessee will exercise this option.

Revenue and Gain Recognition

Revenue from contracts with customers is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from residential and retail rental income and other lease income, which are accounted for under ASC 842, Leases, discussed above. The Company's revenue streams that are not accounted for under ASC 842 include (i) management fees, (ii) rental and non-rental related income and (iii) gains or losses on the sale of real estate.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2020 and 2019. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through March 31, 2020, or otherwise qualify as held for sale as of March 31, 2020, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities (1)	Non- allocated (2)	Total
For the period ended March 31, 2020
Management, development and other fees	$—	$—	$—	$1,007	$1,007
Rental and non-rental related income (3)	1,609	476	232	—	2,317
Total non-lease revenue (4)	1,609	476	232	1,007	3,324

Lease income (5)	546,347	35,015	15,541	—	596,903
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$547,956	$35,491	$15,773	$1,007	$600,227

For the period ended March 31, 2019
Management, development and other fees	$—	$—	$—	$1,139	$1,139
Rental and non-rental related income (3)	1,833	481	16	—	2,330
Total non-lease revenue (4)	1,833	481	16	1,139	3,469

Lease income (5)	529,824	21,546	533	—	551,903
Business interruption insurance proceeds	172	—	—	—	172

Total revenue	$531,829	$22,027	$549	$1,139	$555,544
__________________________________

(1)	The Company had no Redevelopment Communities for the three months ended March 31, 2020 and 2019.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

(3)
Amounts include revenue streams related to leasing activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.

(4)	Represents all revenue accounted for under ASU 2014-09.

(5)	Amounts include all revenue streams derived from residential and retail rental income and other lease income, which are accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2020.

Recently Issued and Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including (i) trade and other receivables, (ii) other long term financings including available for sale and held-to-maturity debt securities and (iii) loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842). The new standard was adopted on January 1, 2020 and does not have a material effect on the Company’s financial position or results of operations.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,498,000 and $17,589,000 for the three months ended March 31, 2020 and 2019, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the "Term Loans") and Credit Facility, as defined below, as of March 31, 2020 and December 31, 2019 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2020 and December 31, 2019, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	3/31/2020	12/31/2019

Fixed rate unsecured notes (1)	$5,900,000	$5,850,000
Variable rate unsecured notes (1)	300,000	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	478,738	479,221
Variable rate mortgage notes payable - conventional and tax-exempt (2)	476,150	476,150
Total mortgage notes payable and unsecured notes and Term Loans	7,404,888	7,355,371
Credit Facility	750,000	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$8,154,888	$7,355,371
_____________________________________

(1)
Balances at March 31, 2020 and December 31, 2019 exclude $8,880 and $8,610, respectively, of debt discount, and $36,688 and $32,742, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at March 31, 2020 and December 31, 2019 exclude $14,671 and $14,464, respectively, of debt discount, and $3,192 and $3,265, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2020:

•
In February 2020, the Company issued $700,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $694,701,000. The notes mature in March 2030 and were issued at a 2.30% interest rate.

•
In February 2020, the Company refinanced the secured borrowing for Avalon San Bruno III. The secured borrowing had a fixed interest rate of 3.08% and was refinanced for a principal balance of $51,000,000, with a fixed interest rate of 2.38% and maturity date of March 2027.

•
In March 2020, the Company repaid (i) $400,000,000 principal amount of its 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of its 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with these repayments, the Company recognized a loss on debt extinguishment of $9,170,000 for prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

At March 31, 2020, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (1.77% at March 31, 2020), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating).

The Company had $750,000,000 outstanding under the Credit Facility as of March 31, 2020 and no borrowings outstanding as of December 31, 2019. The Company had $5,032,000 and $11,488,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2020 and December 31, 2019, respectively. In addition, the Company had $29,867,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of March 31, 2020.

In the aggregate, secured notes payable mature at various dates from December 2020 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,584,911,000, excluding communities classified as held for sale, as of March 31, 2020).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 3.9% at March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 3.4% and 3.2% at March 31, 2020 and December 31, 2019, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2020 are as follows (dollars in thousands):

Year	Secured notes payments	Secured notes maturities	Unsecured notes maturities	Stated interest rate of unsecured notes
2020	$8,124	$67,904	$—	N/A
2021	9,304	27,844	—	N/A
			300,000	LIBOR + 0.43%
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,577	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,508	—	525,000	3.450%
			300,000	3.500%
2026	13,545	—	475,000	2.950%
			300,000	2.900%
2027	14,980	236,100	400,000	3.350%
2028	20,607	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
Thereafter	189,162	244,584	700,000	2.300%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$312,206	$642,682	$6,450,000

The Company was in compliance at March 31, 2020 with customary financial covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2020 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2019	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	167,971	—	167,971	—	167,971
Loss on cash flow hedges, net	—	—	—	(17,603)	(17,603)	—	(17,603)
Cash flow hedge losses reclassified to earnings	—	—	—	1,949	1,949	—	1,949
Change in redemption value of redeemable noncontrolling interest	—	—	471	—	471	—	471
Noncontrolling interests income allocation	—	—	—	—	—	(35)	(35)
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,083)	—	(224,083)	—	(224,083)
Issuance of common stock, net of withholdings	1	(12,492)	(1,616)	—	(14,107)	—	(14,107)
Amortization of deferred compensation	—	7,781	—	—	7,781	—	7,781
Balance at March 31, 2020	$1,407	$10,732,022	$225,656	$(47,157)	$10,911,928	$614	$10,912,542

The following summarizes the changes in equity for the three months ended March 31, 2019 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total equity

Balance at December 31, 2018	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606
Net income attributable to common stockholders	—	—	170,366	—	170,366
Loss on cash flow hedges, net	—	—	—	(7,231)	(7,231)
Cash flow hedge losses reclassified to earnings	—	—	—	1,468	1,468
Change in redemption value of redeemable noncontrolling interest	—	—	(224)	—	(224)
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,166)	—	(212,166)
Issuance of common stock, net of withholdings	9	143,202	(1,892)	—	141,319
Amortization of deferred compensation	—	7,861	—	—	7,861
Balance at March 31, 2019	$1,394	$10,457,651	$306,861	$(31,907)	$10,733,999

As of March 31, 2020 and December 31, 2019, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2020, the Company:

i.	issued 1,902 shares of common stock in connection with stock options exercised;

ii.	issued 529 common shares through the Company's dividend reinvestment plan;

iii.	issued 161,229 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	withheld 70,351 common shares to satisfy employees' tax withholding and other liabilities; and

v.	canceled 3,931 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the three months ended March 31, 2020 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2020, and will not be reflected until recognized as compensation cost.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2020, the Company had no sales under the program. As of March 31, 2020, the Company had $752,878,000 remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of March 31, 2020, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0%, excluding joint ventures formed with Equity Residential as part of the Archstone acquisition. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	3/31/2020	12/31/2019
	(unaudited)
Assets:
Real estate, net	$1,205,970	$1,204,470
Other assets	199,312	196,488
Total assets	$1,405,282	$1,400,958

Liabilities and partners' capital:
Mortgage notes payable, net (1)	$781,234	$782,257
Other liabilities	158,988	157,379
Partners' capital	465,060	461,322
Total liabilities and partners' capital	$1,405,282	$1,400,958

_________________________________

(1)	The Company has not guaranteed the debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2020	3/31/2019
	(unaudited)
Rental and other income	$33,072	$35,255
Operating and other expenses	(12,181)	(14,204)
Interest expense, net	(8,056)	(8,554)
Depreciation expense	(8,689)	(21,696)
Net income (loss)	$4,146	$(9,199)

Company's share of net income (loss)	$1,705	$(528)
Amortization of excess investment and other	(530)	(532)
Equity in income (loss) from unconsolidated real estate investments	$1,175	$(1,060)

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $3,334,000 and $622,000 for the three months ended March 31, 2020 and 2019, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three months ended March 31, 2020 and 2019.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three months ended March 31, 2020 and 2019, the Company did not identify any indicators of impairment for its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three months ended March 31, 2020 and 2019.

6.  Real Estate Disposition Activities

The following real estate sale occurred during the three months ended March 31, 2020:

•
In January 2020, the Company sold Avalon Shelton, located in Shelton, CT, containing 250 apartment homes for $64,750,000. The Company's gain on disposition was $24,413,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At March 31, 2020, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 67,000 square feet of retail space. During the three months ended March 31, 2020, the Company sold 36 residential condominiums at The Park Loggia, for gross proceeds of $105,607,000, resulting in a gain in accordance with GAAP of $4,903,000 included in gain on for-sale condominiums, net of marketing and administrative costs, on the accompanying Consolidated Statements of Comprehensive Income. The Company incurred $1,443,000 and $473,000 during the three months ended March 31, 2020 and 2019, respectively, in marketing and administrative costs associated with The Park Loggia, included in gain on for-sale condominiums, net of marketing and administrative costs, on the accompanying Consolidated Statements of Comprehensive Income. As of March 31, 2020, the for-sale residential condominiums have an aggregate carrying value of $365,120,000, presented as for-sale condominium inventory on the accompanying Consolidated Balance Sheets.

7. Commitments and Contingencies

Lease Obligations

The Company owns 11 apartment communities, one community under development and two commercial properties, located on land subject to ground leases expiring between October 2026 and March 2142. The ground leases for 10 of 11 of the apartment communities and the rest of the ground leases are accounted for as operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 16 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for as operating leases.

As of March 31, 2020 and December 31, 2019, the Company has total operating lease assets of $140,499,000 and $103,063,000, respectively, and total operating lease obligations of $164,829,000 and $120,261,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,917,000 and $3,537,000 for the three months ended March 31, 2020 and 2019, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease as well as two leases for portions of parking garages, one adjacent to an apartment community and one adjacent to a community under development, that are accounted for as finance leases. As of March 31, 2020 and December 31, 2019, the Company has total finance lease assets of $21,845,000 and $21,898,000, respectively, and total finance lease obligations of $20,197,000 and $20,207,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker ("CODM") is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, gain on for-sale condominiums, net of marketing and administrative costs and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2020 and 2019 is as follows (dollars in thousands):

	For the three months ended
	3/31/2020	3/31/2019
Net income	$168,006	$170,418
Indirect operating expenses, net of corporate income	22,799	19,722
Expensed transaction, development and other pursuit costs, net of recoveries	3,334	622
Interest expense, net	55,914	47,892
Loss on extinguishment of debt, net	9,170	280
General and administrative expense	17,320	13,706
Equity in (income) loss of unconsolidated real estate entities	(1,175)	1,060
Depreciation expense	177,911	162,057
Income tax expense (benefit)	91	(6)
Gain on sale of communities	(24,436)	(14,835)
Gain on other real estate transactions, net	(43)	(267)
Gain on for-sale condominiums, net of marketing and administrative costs	(3,460)	473
Net operating income from real estate assets sold or held for sale	(896)	(6,205)
Net operating income	$424,535	$394,917

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2020	3/31/2019
Rental income from real estate assets sold or held for sale	$1,424	$10,640
Operating expenses from real estate assets sold or held for sale	(528)	(4,435)
Net operating income from real estate assets sold or held for sale	$896	$6,205

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2020. Segment information for the three months ended March 31, 2020 and 2019 has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through March 31, 2020, or otherwise qualify as held for sale as of March 31, 2020, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended
	Total revenue	NOI	Gross real estate (1)
For the period ended March 31, 2020
Established
New England	$81,669	$53,680	$2,765,270
Metro NY/NJ	120,731	84,484	4,343,033
Mid-Atlantic	91,717	66,309	3,545,582
Pacific Northwest	28,736	20,838	991,802
Northern California	104,360	80,451	3,268,787
Southern California	114,810	82,455	4,142,235
Expansion Markets	5,933	3,428	320,415
Total Established	547,956	391,645	19,377,124

Other Stabilized	35,491	23,496	1,591,348
Development / Redevelopment (2)	15,773	9,394	2,220,386
Land Held for Development	N/A	N/A	38,115
Non-allocated (3)	1,007	N/A	481,095

Total	$600,227	$424,535	$23,708,068

For the period ended March 31, 2019
Established
New England	$78,688	$52,083	$2,717,130
Metro NY/NJ	118,377	82,984	4,311,202
Mid-Atlantic	88,370	62,916	3,507,734
Pacific Northwest	27,802	20,210	986,190
Northern California	101,261	78,715	3,248,903
Southern California	111,466	79,916	4,092,527
Expansion Markets	5,865	3,513	319,558
Total Established	531,829	380,337	19,183,244

Other Stabilized	22,027	14,729	1,171,127
Development / Redevelopment (2)	549	(149)	1,130,302
Land Held for Development	N/A	N/A	104,963
Non-allocated (3)	1,139	N/A	672,727

Total	$555,544	$394,917	$22,262,363
__________________________________

(1)	Does not include gross real estate held for sale of $41,866 as of March 31, 2020 and gross real estate either sold or classified as held for sale subsequent to March 31, 2019 of $285,943.

(2)	The Company had no Redevelopment Communities for the three months ended March 31, 2020 and 2019.

(3)
Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock. Details of the outstanding awards and activity are presented below.

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three months ended March 31, 2020, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2019	14,408	$124.05
Exercised	(1,902)	89.17
Granted	—	—
Forfeited	—	—
Options Outstanding, March 31, 2020	12,506	$129.35
Options Exercisable, March 31, 2020	12,506	$129.35

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2019	253,432	$176.27
Granted (1)	76,164	238.86
Change in awards based on performance (2)	18,112	177.26
Converted to restricted stock	(96,317)	177.26
Forfeited	(8,004)	183.45
Outstanding at March 31, 2020	243,387	$195.31
__________________________________

(1)
The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 38,314 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 37,850 performance awards.

(2)	Represents the change in the number of performance awards earned based on performance achievement for the performance period.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted in 2020 for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2020
Dividend yield	2.8%
Estimated volatility over the life of the plan (1)	11.1% - 15.5%
Risk free rate	1.45% - 1.62%
Estimated performance award value based on total shareholder return measure	$254.72
__________________________________

(1)	Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2020 for which achievement will be determined by using financial metrics, the compensation cost was based on a grant date value of $225.59, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2019	148,326	$181.29	163,111
Granted - restricted stock shares	64,912	225.54	96,317
Vested - restricted stock shares	(76,012)	178.29	(109,758)
Forfeited	(3,337)	191.25	(594)
Outstanding at March 31, 2020	133,889	$204.20	149,076

Total employee stock-based compensation cost recognized in income was $5,039,000 and $5,471,000 for the three months ended March 31, 2020 and 2019, respectively, and total capitalized stock-based compensation cost was $3,178,000 and $2,096,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was a total unrecognized compensation cost of $49,041,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.4 years.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,007,000 and $1,139,000 for the three months ended March 31, 2020 and 2019, respectively. In addition, the Company had outstanding receivables associated with its property and construction management role of $3,841,000 and $3,924,000 as of March 31, 2020 and December 31, 2019, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $455,000 and $426,000 in the three months ended March 31, 2020 and 2019, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $216,000 and $594,000 on March 31, 2020 and December 31, 2019, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2020 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$442,611	$150,000
Weighted average interest rate (1)	3.4%	N/A
Weighted average swapped/capped interest rate	6.5%	0.9%
Earliest maturity date	January 2021	September 2020
Latest maturity date	November 2021	September 2020
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

During the three months ended March 31, 2020, in conjunction with the issuance of the Company's 2.30% unsecured notes due 2030 in February 2020, the Company settled $350,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $20,314,000. The Company has deferred this amount in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and will recognize the impact as a component of interest expense, net, over the term of the debt of ten years.

In addition, during the three months ended March 31, 2020, the Company entered into $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2020, which were outstanding as of March 31, 2020. At the maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had two derivatives designated as cash flow hedges and five derivatives not designated as hedges at March 31, 2020. Fair value changes for derivatives not in qualifying hedge relationships for the three months ended March 31, 2020 and 2019 were not material. During the three months ended March 31, 2020, the Company deferred $17,603,000 of losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended
	3/31/2020	3/31/2019

Cash flow hedge losses reclassified to earnings	$1,949	$1,468

The Company anticipates reclassifying approximately $9,015,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of March 31, 2020 and 2019.

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

The Company issued units of limited partnership interest in a DownREIT which provides the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement. Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption.  In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company's common stock. The limited partnership units in the DownREIT are valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	3/31/2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Caps	$9	$—	$9	$—
Interest Rate Swaps - Assets	22	—	22	—
Interest Rate Swaps - Liabilities	(3,302)	—	(3,302)	—
Puts	(123)	—	—	(123)
DownREIT units	(1,104)	(1,104)	—	—
Indebtedness
Fixed rate unsecured notes	(6,030,476)	(6,030,476)	—	—
Secured notes and variable rate unsecured indebtedness	(2,162,216)	—	(2,162,216)	—
Total	$(8,197,190)	$(6,031,580)	$(2,165,487)	$(123)

	12/31/2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Assets	$388	$—	$388	$—
Interest Rate Swaps - Liabilities	(6,379)	—	(6,379)	—
Puts	(206)	—	—	(206)
DownREIT units	(1,573)	(1,573)	—	—
Indebtedness
Fixed rate unsecured notes	(6,197,771)	(6,197,771)	—	—
Secured notes and variable rate unsecured indebtedness	(1,398,147)	—	(1,398,147)	—
Total	$(7,603,688)	$(6,199,344)	$(1,404,138)	$(206)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on (i) the duration and severity of the pandemic, (ii) the duration and nature of governmental responses to contain the spread of the disease and assist consumers and businesses and (iii) how quickly and to what extent normal economic and operating conditions can resume. Given this uncertainty, the Company is not able to estimate the expected impact of the COVID-19 pandemic on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020 at this time.

As of May 7, 2020, the Company has $148,000,000 outstanding under the Credit Facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K").

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-Q.

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion markets in Southeast Florida and Denver, Colorado (the "Expansion Markets"). We focus on leading metropolitan areas that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered and will continue in the future to offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; operating apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

First Quarter 2020 Highlights

•
Net income attributable to common stockholders for the three months ended March 31, 2020 was $167,971,000, a decrease of $2,395,000, or 1.4%, from the prior year period. The decrease is primarily due to increases in depreciation expense, loss on extinguishment of debt and interest expense in the current year period. These amounts were partially offset by an increase in NOI from communities across the portfolio, as well as increases in gains on real estate dispositions in the current year period.

•	Established Communities NOI for the three months ended March 31, 2020 was $391,645,000, an increase of $11,308,000, or 3.0%, over the prior year period.

COVID-19 Pandemic

The Company has taken various actions in response to the COVID-19 pandemic to adjust our business operations and to address the needs of our residents and associates. We are committed to the health and safety of our associates and residents and have adopted certain measures to help mitigate the financial impact arising from the national emergency on our residents, including providing flexible lease renewal options at no rent increase for leases expiring through June 30, 2020, creating payment plans for residents who are unable to pay their rent because they are impacted by this national emergency and waiving late fees and certain other customary fees associated with apartment rentals.

The impact on our consolidated results of operations from COVID-19 will depend on the duration and severity of the pandemic, the duration and nature of governmental responses to contain the spread of the disease and cushion the impact on consumers, and how quickly and to what extent normal economic and operating conditions can resume. The current and potential future impacts of the COVID-19 pandemic on our business, particularly on (i) rent levels, collectibility of rents, occupancy and the extent to which we waive certain other customary fees associated with our apartment rental business and (ii) development timing and volume mean that our historical results of operations and financial condition are not necessarily indicative of future results of operations and financial condition. Because those factors are beyond our control and knowledge, the adverse impact of the pandemic on our results of operations cannot be reasonably estimated, and could be material.

Our rental operations are being and will likely continue to be impacted by the COVID-19 pandemic. Through April 30, 2020, we have collected approximately 94% of our Established Communities’ April 2020 billed residential rents from market rate, affordable and corporate apartments, representing 96% of our average collections rate at month end (which was 98% for the twelve months ended March 31, 2020). These amounts exclude certain fees waived during the month of April 2020, such as amenity fees for closed amenities, late fees and credit card fees, which in the aggregate have averaged $1,400,000 per month over the twelve months ended March 31, 2020. While our collections rates early in the month vary from month to month depending on where weekends fall during the month and other factors, in early May 2020, Established Communities’ residential rent collections as a percentage of billed rents (consistent with the description above) are trending approximately 1.5% below the 96% relative collections rate that we achieved for the full month April 2020. Retail revenue accounted for 1.4% of our Established Communities’ revenue during 2019, and collections from retail tenants were 44% for the month of April 2020 at month end. The collection rates above are based on individual resident and retail tenant activity as reflected in our property management systems, and are presented to provide information about collections trends during the COVID-19 pandemic. The collections information provided above is not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that was not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics, may be subject to adjustment in preparing GAAP revenue and cash flow metrics at the end of the three months ended June 30, 2020, and is not and should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period.

At March 31, 2020, we owned or held a direct or indirect interest in:

•	19 communities under construction, which are expected to contain 6,198 apartment homes with a projected total capitalized cost of $2,378,000,000.

As of March 31, 2020, construction at six of these Development Communities has been temporarily suspended after considering state and local regulations and/or advisories and the construction at many of the remaining Development Communities has been slowed due to the impact of safety precautions on labor availability and inspection constraints. As of May 4, 2020, we are in the process of restarting construction at four of these six communities after changes in state and local advisories in Washington state and Northern California. We may be required to, or may in our discretion, temporarily suspend ongoing construction at one or more of these remaining Development Communities as a result of either governmental actions or social or economic conditions arising as a result of the COVID-19 pandemic.

•
Land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 9,720 apartment homes, and will be developed for an aggregate total capitalized cost of $4,087,000,000.

In response to the COVID-19 pandemic, we have not started the construction of any new development communities in 2020, and we will evaluate future starts on an individual basis, based on evolving economic and market conditions. In addition, we have begun taking action to substantially reduce redevelopment and other non-essential capex investment. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities which could include unsecured debt, preferred equity and/or common equity; the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources."

During the three months ended March 31, 2020, we sold one wholly-owned operating community containing 250 apartment homes for $64,750,000, and our gain in accordance with GAAP was $24,413,000. In addition, we sold 36 residential condominiums at The Park Loggia, for gross proceeds of $105,607,000, resulting in a gain in accordance with GAAP of $4,903,000.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, communities in various stages of development ("Development Communities") and Development Rights (as defined below). Our current operating communities are further classified as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, Northern and Southern California and our expansion markets of Southeast Florida and Denver, Colorado), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2020 and 2019, Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2019, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2020 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•
Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as of January 1, 2020, or which were acquired subsequent to January 1, 2019. Other Stabilized Communities excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

•	Lease-Up Communities are consolidated communities where construction has been complete for less than one year and that do not have stabilized occupancy.

•
Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when (i) capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment gross cost basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity. We had no Redevelopment Communities at March 31, 2020.

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

As of March 31, 2020, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	40	10,055
Metro NY/NJ	47	13,268
Mid-Atlantic	39	13,838
Pacific Northwest	16	4,116
Northern California	40	11,362
Southern California	56	16,379
Expansion Markets	3	912
Total Established	241	69,930

Other Stabilized Communities:
New England	3	705
Metro NY/NJ	3	1,070
Mid-Atlantic	1	151
Pacific Northwest	2	745
Northern California	1	873
Southern California	2	681
Expansion Markets	5	1,388
Total Other Stabilized	17	5,613

Lease-Up Communities	6	1,666

Redevelopment Communities	—	—

Unconsolidated Communities	13	3,189

Total Current Communities	277	80,398

Development Communities (1)	19	6,198

Total Communities	296	86,596

Development Rights	28	9,720
_________________________

(1)	Development Communities includes Avalon Alderwood Mall, expected to contain 328 apartment homes, which is being developed within an unconsolidated joint venture.

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions and development completions; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three months ended March 31, 2020 and 2019 follows (unaudited, dollars in thousands).

	For the three months ended
	3/31/2020	3/31/2019	$ Change	% Change

Revenue:
Rental and other income	$600,644	$565,045	$35,599	6.3%
Management, development and other fees	1,007	1,139	(132)	(11.6)%
Total revenue	601,651	566,184	35,467	6.3%

Expenses:
Direct property operating expenses, excluding property taxes	108,181	102,586	5,595	5.5%
Property taxes	67,026	61,329	5,697	9.3%
Total community operating expenses	175,207	163,915	11,292	6.9%

Corporate-level property management and other indirect operating expenses	23,812	20,869	2,943	14.1%
Expensed transaction, development and other pursuit costs, net of recoveries	3,334	622	2,712	436.0%
Interest expense, net	55,914	47,892	8,022	16.8%
Loss on extinguishment of debt, net	9,170	280	8,890	3,175.0%
Depreciation expense	177,911	162,057	15,854	9.8%
General and administrative expense	17,320	13,706	3,614	26.4%
Total other expenses	287,461	245,426	42,035	17.1%

Equity in income (loss) of unconsolidated real estate entities	1,175	(1,060)	2,235	N/A (1)
Gain on sale of communities	24,436	14,835	9,601	64.7%
Gain on other real estate transactions, net	43	267	(224)	(83.9)%
Gain on for-sale condominiums, net of marketing and administrative costs	3,460	(473)	3,933	N/A (1)
Income before income taxes	168,097	170,412	(2,315)	(1.4)%
Income tax expense (benefit)	91	(6)	97	N/A (1)
Net income	168,006	170,418	(2,412)	(1.4)%

Net income attributable to noncontrolling interests	(35)	(52)	17	(32.7)%

Net income attributable to common stockholders	$167,971	$170,366	$(2,395)	(1.4)%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders decreased $2,395,000, or 1.4%, to $167,971,000 for the three months ended March 31, 2020 as compared to the prior year period. The decrease for the three months ended March 31, 2020 is primarily due to increases in depreciation expense, loss on extinguishment of debt and interest expense in the current year period. These amounts were partially offset by an increase in NOI from communities across the portfolio, as well as increases in gains on real estate dispositions in the current year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, gain on for-sale condominiums, net of marketing and administrative costs and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three months ended March 31, 2020 and 2019 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2020	3/31/2019

Net income	$168,006	$170,418
Indirect operating expenses, net of corporate income	22,799	19,722
Expensed transaction, development and other pursuit costs, net of recoveries	3,334	622
Interest expense, net	55,914	47,892
Loss on extinguishment of debt, net	9,170	280
General and administrative expense	17,320	13,706
Equity in (income) loss of unconsolidated real estate entities	(1,175)	1,060
Depreciation expense	177,911	162,057
Income tax expense (benefit)	91	(6)
Gain on sale of real estate assets	(24,436)	(14,835)
Gain on other real estate transactions, net	(43)	(267)
Gain on for-sale condominiums, net of marketing and administrative costs	(3,460)	473
Net operating income from real estate assets sold or held for sale	(896)	(6,205)
Net operating income	$424,535	$394,917

The NOI changes for the three months ended March 31, 2020, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2020

Established Communities	$11,308
Other Stabilized Communities	8,767
Development / Redevelopment (1)	9,543
Total	$29,618
_________________________

(1)	We had no Redevelopment Communities at March 31, 2020.

Rental and other income increased in the three months ended March 31, 2020 compared to the prior year period due to additional rental income generated from newly developed, acquired and existing operating communities and an increase in rental rates at our Established Communities, discussed below. As discussed elsewhere in this report, the COVID-19 impact and related economic, regulatory and operating impacts are likely to adversely affect our rental revenue in future quarters.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 74,491 apartment homes for the three months ended March 31, 2020, compared to 71,994 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,684 for the three months ended March 31, 2020 compared to $2,612 in the prior year period.

The following table presents the year to date change in rental revenue, including the attribution of the change between rental rates and Economic Occupancy, for Established Communities.

	For the three months ended March 31, 2020
	Rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2020	2019	2020 to 2019	2020 to 2019	2020	2019	2020 to 2019	2020	2019	2020 to 2019
New England	$81,741	$78,728	$3,013	3.8%	$2,840	$2,744	3.5%	95.4%	95.1%	0.3%
Metro NY/NJ	120,646	118,232	2,414	2.0%	3,152	3,098	1.7%	96.2%	95.9%	0.3%
Mid-Atlantic	91,638	88,310	3,328	3.8%	2,290	2,213	3.5%	96.4%	96.1%	0.3%
Pacific Northwest	28,608	27,696	912	3.3%	2,384	2,326	2.5%	97.2%	96.4%	0.8%
Northern California	104,227	101,145	3,082	3.0%	3,152	3,081	2.3%	97.0%	96.3%	0.7%
Southern California	114,721	111,328	3,393	3.0%	2,420	2,369	2.2%	96.5%	95.7%	0.8%
Expansion Markets	5,933	5,865	68	1.2%	2,304	2,248	2.5%	94.1%	95.4%	(1.4)%
Total Established	$547,514	$531,304	$16,210	3.1%	$2,709	$2,639	2.7%	96.3%	95.9%	0.4%
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

Direct property operating expenses, excluding property taxes, increased $5,595,000, or 5.5%, for the three months ended March 31, 2020 compared to the prior year period. The increase for the three months ended March 31, 2020 is primarily due to the addition of newly developed and acquired apartment communities.

For Established Communities, direct property operating expenses, excluding property taxes, increased $1,787,000, or 1.9%, for the three months ended March 31, 2020 compared to the prior year period. The increase for the three months ended March 31, 2020 is primarily due to increased compensation and benefits costs.

Property taxes increased $5,697,000, or 9.3%, for the three months ended March 31, 2020, compared to the prior year period. The increase for the three months ended March 31, 2020 is primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $3,032,000, or 5.3%, for the three months ended March 31, 2020, compared to the prior year period. The increase for the three months ended March 31, 2020 is primarily due to increased assessments and rates across the portfolio in the current year period, as well as a successful appeal in the Northern California in the prior year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $2,943,000, or 14.1%, for the three months ended March 31, 2020, compared to the prior year period, primarily due to increased compensation related costs in the current year period.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights or abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. Expensed acquisition, development and other pursuit costs, net of recoveries, increased $2,712,000, or 436.0%, for the three months ended March 31, 2020 as compared to the prior year period.

Interest expense, net increased $8,022,000, or 16.8%, for the three months ended March 31, 2020, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt and interest income. The increase for the three months ended March 31, 2020 is primarily due to a decrease in capitalized interest and an increase in outstanding unsecured indebtedness, partially offset by a decrease in outstanding secured indebtedness.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums and discounts from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $9,170,000 for the three months ended March 31, 2020 is due to the repayments of unsecured debt during the period.

Depreciation expense increased $15,854,000, or 9.8%, for the three months ended March 31, 2020, compared to the prior year period, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $3,614,000, or 26.4%, for the three months ended March 31, 2020, compared to the prior year period. The increase for the three months ended March 31, 2020 is primarily due to an increase in compensation related expenses in the current year period including severance costs, as well as legal recoveries recognized in the prior year period.

Equity in income (loss) of unconsolidated real estate entities increased $2,235,000 for the three months ended March 31, 2020, compared to the prior year period. The increase for the three months ended March 31, 2020 is primarily due non-cash charges for the depreciation of in-place leases associated with purchase accounting within the NYTA MF Investors LLC unconsolidated venture (the "NYC Joint Venture") in the prior year period.

Gain on sale of communities increased for the three months ended March 31, 2020 compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Gain on for-sale condominiums, net of marketing and administrative costs is a gain of $3,460,000 for the three months ended March 31, 2020 and a loss of $473,000 for the three months ended March 31, 2019, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia, net of marketing and administrative costs associated with the for-sale condominiums. During the three months ended March 31, 2020, we sold 36 residential condominiums at The Park Loggia, for gross proceeds of $105,607,000, resulting in a gain in accordance with GAAP of $4,903,000. In addition, during the three months ended March 31, 2020 and 2019, we incurred $1,443,000 and $473,000, respectively, in marketing and administrative costs associated with The Park Loggia.

Reconciliation of Non-GAAP Financial Measures

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® ("NAREIT"), we calculate Funds from Operations Attributable to Common Stockholders ("FFO") as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating communities;

•	cumulative effect of change in accounting principle;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;

•	depreciation of real estate assets; and

•	similar adjustments for unconsolidated partnerships and joint ventures, including those from a change in control.

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

We calculate Core FFO as FFO, adjusted for:

•	joint venture gains (if not adjusted through FFO), non-core costs and promoted interests;

•	casualty and impairment losses or gains, net on non-depreciable real estate;

•	gains or losses from early extinguishment of consolidated borrowings;

•	abandoned pursuits;

•	business interruption insurance proceeds and the related lost NOI that is covered by the expected business interruption insurance proceeds;

•	property and casualty insurance proceeds and legal settlements;

•	gains or losses on sales of assets not subject to depreciation;

•	advocacy contributions, representing payments to promote our business interests;

•	hedge ineffectiveness;

•	severance related costs;

•	expensed transaction costs;

•	for-sale condominium activity, including gains, marketing and administrative costs and imputed carry cost;

•	income taxes; and

•	other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2020	3/31/2019

Net income attributable to common stockholders	$167,971	$170,366
Depreciation - real estate assets, including joint venture adjustments	177,428	164,746
Distributions to noncontrolling interests	12	11
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	—
Gain on sale of previously depreciated real estate	(24,436)	(14,835)
FFO attributable to common stockholders	320,975	320,288

Adjusting items:
Business interruption insurance proceeds	—	(172)
Loss on extinguishment of consolidated debt	9,170	280
Advocacy contributions	301	—
Severance related costs	1,951	19
Development pursuit write-offs and expensed transaction costs, net	3,120	277
Gain on for-sale condominiums (1)(2)	(4,903)	—
For-sale condominium marketing and administrative costs (2)	1,443	473
For-sale condominium imputed carry cost (3)	3,609	—
Gain on other real estate transactions	(43)	(267)
Legal settlements	43	(1,016)
Income tax expense (benefit)	91	(6)
Core FFO attributable to common stockholders	$335,757	$319,876

Weighted average common shares outstanding - diluted	140,777,873	138,832,201

EPS per common share - diluted	$1.19	$1.23
FFO per common share - diluted	$2.28	$2.31
Core FFO per common share - diluted	$2.39	$2.30
_________________________

(1)	Amount for the three months ended March 31, 2020 includes the sale of 36 residential condominiums at The Park Loggia.

(2)
The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing and administrative costs is a gain of $3,460 for the three months ended March 31, 2020 and a loss of $473 for the three months ended March 31, 2019.

(3)
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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended
	3/31/2020	3/31/2019
Net cash provided by operating activities	$341,704	$361,786
Net cash used in investing activities	$(136,067)	$(313,186)
Net cash provided by (used in) financing activities	$535,170	$(71,257)

Liquidity and Capital Resources

We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost effective alternative available and our desire to maintain a balance sheet that provides us with flexibility. Our principal focus on near-term and intermediate-term liquidity is to ensure we have adequate capital to fund:

•	development and redevelopment activity in which we are currently engaged or in which we plan to engage;

•	the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;

•	debt service and principal payments either at maturity or opportunistically before maturity; and

•	normal recurring operating expenses and corporate overhead expenses.

Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions. Cash flows from operations are determined by operating activities and factors including but not limited to (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels, (iv) bad debt levels or interruptions in collections caused by market conditions and (iv) operating expenses with respect to apartment homes. The timing and type of capital markets activity in which we engage is affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital. Our plans for development, redevelopment, non-routine capital expenditure, acquisition and disposition activity are affected by market conditions and capital availability. We frequently review our liquidity needs, especially in periods with volatile market conditions, as well as the adequacy of cash flows from operations and other expected liquidity sources to meet these needs.

We had cash and cash equivalents and restricted cash of $868,421,000 at March 31, 2020, an increase of $740,807,000 from $127,614,000 at December 31, 2019. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash and cash equivalents and restricted cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities decreased to $341,704,000 for the three months ended March 31, 2020 from $361,786,000 for the three months ended March 31, 2019.

Investing Activities — Net cash used in investing activities totaled $136,067,000 for the three months ended March 31, 2020. The net cash used was primarily due to:

•	investment of $245,789,000 in the development and redevelopment of communities; and

•	capital expenditures of $43,585,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•net proceeds from the sale of for-sale residential condominiums of $98,790,000; and
•net proceeds from the disposition of one operating community of $63,073,000.

Financing Activities — Net cash provided by financing activities totaled $535,170,000 for the three months ended March 31, 2020.  The net cash provided by was primarily due to:

•	borrowings under the Credit Facility of $750,000,000;

•	proceeds from the issuance of unsecured notes in the amount of $699,252,000; and

•	the issuance of a secured note that was part of a refinancing, as discussed below, in the amount of $51,000,000.

These amounts are partially offset by:

•	repayments of unsecured notes in the amount of $658,655,000;

•	payment of cash dividends in the amount of $213,671,000; and

•	repayment of a mortgage note payable in the amount of $51,484,000 that was subsequently refinanced, as discussed above.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (1.10% at April 30, 2020), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating).

We had borrowings of $215,000,000 outstanding under the Credit Facility and had $5,032,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2020. In addition, we had $29,867,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of April 30, 2020.

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

We were in compliance with these covenants at March 31, 2020.

In addition, some of our secured borrowings include yield maintenance, defeasance, or prepayment penalty provisions, which would result in us incurring an additional charge in the event of a full or partial prepayment of outstanding principal before the scheduled maturity. These provisions in our secured borrowings are generally consistent with other similar types of debt instruments issued during the same time period in which our borrowings were secured.

Continuous Equity Offering Program

In May 2019, we commenced a fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. As of April 30, 2020, there are no outstanding forward sales agreements. As of April 30, 2020, we had $752,878,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three months ended March 31, 2020, in conjunction with the issuance of our 2.30% unsecured notes due 2030 in February 2020 we settled $350,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of the unsecured notes, making a payment of $20,314,000.

During the three months ended March 31, 2020, we entered into $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2020, which are outstanding as of March 31, 2020. In April 2020, we entered into $200,000,000 of forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of our expected debt issuance activity, of which $100,000,000 is expected to be in 2020 and $100,000,000 is expected to be in 2021. At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Future Financing and Capital Needs — Debt Maturities

One of our principal long-term liquidity needs is the repayment of long-term debt at maturity.  For both our unsecured and secured notes, a portion of the principal of these notes may be repaid prior to maturity. Early retirement of our unsecured or secured notes could result in gains or losses on extinguishment. If we do not have funds on hand sufficient to repay our indebtedness as it becomes due, it will be necessary for us to refinance or otherwise provide liquidity to satisfy the debt at maturity. This refinancing may be accomplished by uncollateralized private or public debt offerings, equity issuances, additional debt financing that is secured by mortgages on individual communities or groups of communities or borrowings under our Credit Facility. Although we believe we will have the capacity to meet our currently anticipated liquidity needs, we cannot assure you that capital from additional debt financing or debt or equity offerings will be available or, if available, that they will be on terms we consider satisfactory, especially in light of the uncertain impacts of the COVID-19 pandemic on capital markets.

The following debt activity occurred during the three months ended March 31, 2020:

•
In February 2020, we issued $700,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $694,701,000. The notes mature in March 2030 and were issued at a 2.30% interest rate.

•
In February 2020, we refinanced the secured borrowing for Avalon San Bruno III. The secured borrowing had a fixed interest rate of 3.08% and was refinanced for a principal balance of $51,000,000, with a fixed interest rate of 2.38% and maturity date of March 2027.

•
In March 2020, we repaid (i) $400,000,000 principal amount of its 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of its 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with these repayments, we recognized a loss on debt extinguishment of $9,170,000 for prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2020 and December 31, 2019 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2019	3/31/2020	2020	2021	2022	2023	2024	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,995	$36,849	$450	$629	$663	$699	$737	$33,671
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,195	99,049	450	629	663	699	737	95,871
Variable rate
Avalon Acton	2.87%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	3.52%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	3.52%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	3.43%	May-2029	(4)	98,200	98,200	4,700	5,200	5,600	6,100	6,800	69,800
Avalon San Bruno I	3.41%	Dec-2037	(4)	64,450	64,450	1,400	1,900	2,000	2,200	2,200	54,750
				476,150	476,150	6,100	7,100	7,600	8,300	9,000	438,050
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021	(5)	250,000	—	—	—	—	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	450,000	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	250,000	—	—
$400 million unsecured notes	3.78%	Oct-2020	(5)	400,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	350,000	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	300,000	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.68%	Mar-2030		—	700,000	—	—	—	—	—	700,000
Avalon Walnut Creek	4.00%	Jul-2066		3,847	3,847	—	—	—	—	—	3,847
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,435	28,288	444	27,844	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	13,665	13,300	1,130	1,575	1,655	1,740	1,840	5,360
Avalon San Bruno III	3.18%	Jun-2020	(6)	50,825	—	—	—	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027	(6)	—	51,000	—	—	—	—	—	51,000
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	67,904	—	—	—	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,230,026	6,279,689	69,478	29,419	451,655	601,740	301,840	4,825,557

Variable rate
Term Loan - $100 million	2.69%	Feb-2022		100,000	100,000	—	—	100,000	—	—	—
Term Loan - $150 million	2.62%	Feb-2024		150,000	150,000	—	—	—	—	150,000	—
$300 million unsecured notes	2.45%	Jan-2021		300,000	300,000	—	300,000	—	—	—	—
				550,000	550,000	—	300,000	100,000	—	150,000	—

Total indebtedness - excluding Credit Facility				$7,355,371	$7,404,888	$76,028	$337,148	$559,918	$610,739	$461,577	$5,359,478
_________________________

(1)	Rates are given as of March 31, 2020 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $45,568 and $41,352 as of March 31, 2020 and December 31, 2019, respectively, and deferred financing costs and debt discount associated with secured notes of $17,863 and $17,729 as of March 31, 2020 and December 31, 2019, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	In March 2020, we repaid these borrowings in advance of their scheduled maturity date.

(6)	In February 2020, we repaid a borrowing secured by this community and subsequently refinanced the secured borrowing.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

In light of the COVID-19 pandemic, we continue to monitor the availability of our various capital raising alternatives. During the remainder of 2020, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2020 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. In addition, the impacts of the COVID-19 pandemic on capital markets, including the availability and costs of debt and equity capital, remain uncertain and may have material adverse effects on our access to capital on attractive terms.

As discussed in this Form 10-Q, we have temporarily suspended or slowed our construction activity and have not started construction of any new Development Communities in 2020. Before beginning new construction or reconstruction activity, including activity related to communities owned by unconsolidated joint ventures, we intend to plan adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of March 31, 2020, we had investments in unconsolidated real estate entities accounted for under the equity method of accounting shown in the following table, excluding development joint ventures and limited liability company agreements we entered into, through subsidiaries, with Equity Residential in conjunction with the Archstone Acquisition (collectively, the "Residual JV"). Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2020, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYC Joint Venture
1. Avalon Bowery Place I - New York, NY		206	$208,598	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	90,756	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (4)		295	210,809	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (5)		305	127,658	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (5)		405	121,212	84,000	Fixed	4.01%	Jan 2029
Total NYC Joint Venture	20.0%	1,301	759,033	395,939		3.88%

Archstone Multifamily Partners AC LP (the "U.S. Fund")
1. Avalon Studio 4121 - Studio City, CA		149	57,176	27,488	Fixed	3.34%	Nov 2022
2. Avalon Venice on Rose - Venice, CA		70	57,453	27,435	Fixed	3.28%	Jun 2020
3. Avalon Station 250 - Dedham, MA		285	98,107	53,551	Fixed	3.73%	Sep 2022
4. Avalon Grosvenor Tower - Bethesda, MD		237	80,481	41,510	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	741	293,217	149,984		3.58%

Multifamily Partners AC JV LP (the “AC JV”)
1. Avalon North Point - Cambridge, MA (6)		426	190,149	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,872	—	N/A	N/A	N/A
Total AC JV	20.0%	529	217,021	111,653		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	126,073	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,461	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	145,456	124,461		3.27%

Total Unconsolidated Investments		3,189	$1,414,727	$782,037		4.03%
_____________________________

(1)	Represents total capitalized cost as of March 31, 2020.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of March 31, 2020.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of March 31, 2020, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2020, we owned or held a direct or indirect interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,198 apartment homes and 64,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs of approximately $2,378,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) (2) ($ millions)	Construction start	Initial projected or actual occupancy (1) (3)	Estimated completion (1)	Estimated stabilized operations (1) (4)
1.	Avalon Public Market Emeryville, CA	289	$175	Q4 2016	Q3 2019	Q3 2020	Q4 2020
2.	Avalon Yonkers Yonkers, NY	590	189	Q4 2017	Q3 2019	Q1 2021	Q3 2021
3.	AVA Hollywood (5) Hollywood, CA	695	373	Q4 2016	Q4 2019	Q1 2021	Q1 2021
4.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
5.	Avalon Walnut Creek II Walnut Creek, CA	200	111	Q4 2017	Q2 2020	Q4 2020	Q2 2021
6.	Avalon Doral Doral, FL	350	114	Q2 2018	Q2 2020	Q3 2020	Q4 2021
7.	Avalon 555 President Baltimore, MD	400	139	Q3 2018	Q3 2020	Q3 2021	Q4 2021
8.	Avalon Old Bridge Old Bridge, NJ	252	66	Q3 2018	Q3 2020	Q2 2021	Q4 2021
9.	Avalon Newcastle Commons II Newcastle, WA	293	106	Q4 2018	Q4 2020	Q2 2021	Q4 2021
10.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q4 2020	Q2 2021	Q4 2021
11.	Avalon Harrison (5) Harrison, NY	143	76	Q4 2018	Q1 2021	Q1 2022	Q2 2022
12.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q3 2022
13.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
14.	Avalon Marlborough II Marlborough, MA	123	42	Q2 2019	Q3 2020	Q4 2020	Q1 2021
15.	Avalon Acton II Acton, MA	86	31	Q4 2019	Q3 2020	Q1 2021	Q1 2021
16.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q3 2022
17.	AVA RiNo Denver, CO	246	87	Q4 2019	Q1 2022	Q2 2022	Q4 2022
18.	Avalon Monrovia Monrovia, CA	154	68	Q4 2019	Q1 2021	Q3 2021	Q4 2021
19.	Avalon Alderwood Mall (6) Lynnwood, WA	328	110	Q4 2019	Q3 2021	Q2 2022	Q3 2022
	Total	6,198	$2,378
_________________________________

(1)
The information above contains estimates and projections that may be materially impacted by the COVID-19 pandemic. Where possible, particularly for developments nearing completion or in lease-up, we have updated the information above with revised estimates, but in other cases the information has not been updated due to uncertainties as to the duration and severity of  the pandemic and its related impacts, such as stay-at-home orders and other regulations, adjusted operating protocols and other economic developments. We do not believe the estimates above should be relied upon for the purpose of estimating our future financial performance, but we believe the information is still meaningful as it is an indicator of the relative magnitude and construction schedule of developments currently underway. See the disclosure concerning the impact of the COVID-19 pandemic on our development activities elsewhere in this report.

(2)
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

(3)	Initial projected occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(4)	Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(5)	Development Communities containing at least 10,000 square feet of retail space include AVA Hollywood (19,000 square feet) and Avalon Harrison (27,000 square feet).

(6)
We are developing this project within an unconsolidated joint venture that was formed in December 2019, in which we own a 50.0% interest. The information above represents the total cost for the venture.

During the three months ended March 31, 2020, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Teaneck Teaneck, NJ	248	$73	242,988	$300
2.	Avalon North Creek Bothwell, WA	316	83	304,083	$273
3.	Avalon Norwood Norwood, MA	198	61	244,361	$250
	Total	762	$217
__________________________________

(1)	Total capitalized cost is as of March 31, 2020. We generally anticipate incurring additional costs associated with Development Communities that are customary for new developments.

Development Rights

At March 31, 2020, we had $38,115,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $74,553,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of March 31, 2020 includes $28,900,000 in original land acquisition costs, net of any impairment loss recognized. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,720 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 22 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. In addition, four Development Rights are additional development phases of existing stabilized operating communities we own and will be constructed on land currently adjacent to or directly associated with those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the three months ended March 31, 2020, we incurred a charge of $3,334,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. "Risk Factors" of our Form 10-K for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of March 31, 2020:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1) (2)

New England	3	394	$148
Metro NY/NJ	13	5,391	2,222
Mid-Atlantic	—	—	—
Pacific Northwest	3	1,129	429
Northern California	4	1,198	648
Southern California	1	475	265
Southeast Florida	1	254	95
Denver, CO	3	879	280
Total	28	9,720	$4,087
____________________________________

(1)
The information above contains estimates and projections that may be materially impacted by the COVID-19 pandemic. Where possible, we have updated the information above with revised estimates, but in other cases the information has not been updated due to uncertainties as to the duration and severity of  the pandemic and its related impacts, such as stay-at-home orders and other regulations, adjusted operating protocols and other economic developments. We do not believe the estimates above should be relied upon for the purpose of estimating our future financial performance, but we believe the information is still meaningful as it is an indicator of the relative magnitude of our Development Rights.

(2)
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

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability, pandemic or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Item 1A. “Risk Factors” of our Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

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

•	the availability of debt and equity financing;

•	interest rates;

•	general economic conditions including the potential impacts from current economic conditions and the COVID-19 pandemic;

•	trends affecting our financial condition or results of operations; and

•	the impact of outstanding legal proceedings.

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

Risks and uncertainties that might cause such differences include those related to the COVID-19 pandemic, about which there are many uncertainties, including (i) the duration and severity of the pandemic and (ii) the effect on the multifamily industry and the general economy of measures taken by businesses and the government to prevent the spread of the novel coronavirus and relieve economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent. Due to this uncertainty we are not able at this time to estimate the effect of these factors on our business, but the adverse impact of the pandemic on our business, results of operations, cash flows and financial condition could be material. In addition, the effects of the pandemic are likely to heighten the following risks, which we routinely face in our business:

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

•	we may be unsuccessful in our management of the U.S. Fund, the AC JV or the REIT vehicles that are used with each respective joint venture;

•	we may be unsuccessful in managing changes in our portfolio composition;

•	laws and regulations implementing rent control or rent stabilization, or otherwise limiting our ability to increase rents, charge fees or evict tenants, may impact our revenue or increase our costs;

•	our expectations, estimates and assumptions as of the date of this filing regarding outstanding legal proceedings are subject to change; and

•
the likelihood that we may choose to pay dividends in our stock instead of cash, which may result in stockholders having to pay taxes with respect to such dividends in excess of the cash received, if any.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Our critical accounting policies consist of the following: (i) cost capitalization and (ii) abandoned pursuit costs and asset impairment. Our critical accounting policies and estimates have not changed materially from the discussion of our significant accounting policies found in Management's Discussion and Analysis and Results of Operations in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2019.

ITEM 4.	CONTROL AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, onsite maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. After the Company filed an objection contesting the election on various grounds, on December 20, 2019, a local hearing officer for the National Labor Relations Board (“NLRB”) overruled the Company’s objections and, on April 30, 2020, a regional director for the NLRB adopted the hearing officer’s recommendation and also overruled the Company’s objections. The Company is still evaluating the April 30, 2020, ruling and possible responses, which may include filing a request for review by the National Labor Relations Board in Washington, D.C. The Company does not believe that this matter and the possible representation by Local 30 of our maintenance associates in Westchester County will have a material adverse effect on the Company's financial condition or its results of operations.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors which could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future.  The risk factors set forth below update, and should be read together with, the risk factors described in our 2019 Form 10-K.

The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since its discovery in December 2019, a new strain of coronavirus has spread from China to many other countries, including the United States, and has caused the spread of the COVID-19 respiratory disease. As a result of the outbreak, the World Health Organization has declared a pandemic, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States, and many state governors, including in the states where we do business, have declared states of emergency. Considerable uncertainty still surrounds the ultimate impact and duration of the COVID-19 pandemic, including the effectiveness of any responses taken on a national and local level, the availability of supplies and testing to address the pandemic, the potential and timing for development of effective treatments or vaccines and the economic effects of the COVID-19 pandemic. However, measures taken to date to limit the impact and spread of COVID-19, including social distancing and other restrictions on travel, congregation and business operations, have already resulted in significant negative economic impacts, including the impacts on the Company described in this report. The long-term impact of COVID-19 on the United States and world economies remains uncertain but is likely to result in a significant economic downturn, the duration and scope of which cannot currently be predicted.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many of the risk factors set forth in our 2019 Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as posed by COVID-19.

Impact of COVID-19 on Our Operations

Our operating results depend, in large part, on revenues derived from leasing apartment homes in our communities to residential tenants, the ability of our residents to earn sufficient income to pay their rents in a timely manner, the extent to which we waive late and other customary fees associated with the apartment rental process, and our ability to limit bad debt and maintain operating results by evicting and re-leasing apartment homes when residents remain delinquent in their payment of rent. The market and economic challenges created by the COVID-19 pandemic, and governmental measures implemented to prevent its spread and cushion the economic impact on consumers, may adversely affect our revenues, net income and NOI, returns on investment and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. Operating impacts from the COVID-19 pandemic include the following:

•
The spread of the COVID-19 virus could result in further increases in unemployment, and residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ rent obligations and may not be able to do so on terms as favorable to us as those currently in place. In response to the COVID-19 pandemic, numerous state, local, and federal efforts have also imposed restrictions at present on our ability to enforce residents’ contractual lease obligations, and this will affect our ability to collect rent or enforce remedies for the failure to pay rent. In addition to these regulatory limits on evictions, in practical terms many of the housing courts and sheriff’s offices on which we rely to enforce our rights are not operating at the same level of volume or effectiveness as before the pandemic.

•
In the event of resident nonpayment, default or bankruptcy, the uncollectibility of rent could increase and we may not be able to re-lease apartment homes at current or projected rents. Our occupancy levels and pricing across our portfolio may decline due to changes in demand or logistical challenges in showing or leasing apartment homes to prospective residents, including restrictions inhibiting our employees’ ability to meet with existing or potential residents.

•	We may elect, and/or be required, to continue to waive late fees and certain other customary fees associated with our apartment rental business, resulting in continued foregone revenue.

•	Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection, clean-up costs or other related factors.

•
Social distancing and other measures in response to the pandemic have caused us to revise the manner in which we meet with prospective residents and serve current residents. For example, prospective residents are generally visiting apartments at the present time virtually or on a self-tour rather than being accompanied by a leasing consultant. In addition, our common area amenities are generally closed at the present time. These factors may affect resident satisfaction and leasing velocity.

In addition to renting apartment homes directly to residents, we also lease ancillary retail space at our communities and lease apartment homes to corporate apartment home providers. In 2019, 1.4% of our total revenue was from commercial retail tenants and 3.4% of our total residential revenue was from corporate apartment home providers. We experienced a higher rate of delinquency for the month of April 2020 from commercial retail and corporate apartment home tenants than from residential tenants, and it is likely that these delinquencies may continue or increase during the second quarter of this year. There is also likely a greater risk of bankruptcy and default from commercial retail and corporate apartment home providers.

Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue and NOI.

Emergency orders shutting down non-essential businesses, limiting congregations of people, and requiring social distancing have also disrupted our development activity. As of March 31, 2020, we had temporarily ceased construction at six of our Development Communities and may have to temporarily cease construction of additional properties. As of May 4, 2020, we had begun the process of restarting construction at four of these six communities after changes in state and local advisories in Washington state and Northern California. At those properties where construction continues, it is generally continuing at a slower rate due to social distancing requirements and disruptions in the availability of contractors and supplies. As a result of these matters, our construction costs may increase and we may not achieve, on the schedule we originally expected, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

The same factors as described immediately above as impacting the pace of our development may also have impacted our workforce. Many associates, particularly in overhead positions, are working remotely. This disruption in the normal operations of our workforce, as well as the possibility of illness among our key associates or a substantial portion of our workforce, could also adversely affect our operations.

Impact of COVID-19 on Liquidity and Financing

As a result of the current economic downturn, the real estate market may be unable to attract the same level of capital investment that it attracted before the COVID-19 pandemic, and there may be a reduction in the number of companies seeking to acquire properties, which may result in the value of our properties not appreciating, or decreasing significantly below the amount for which we acquired or developed them. This may also limit our ability to sell our properties, realize a cash return on our investment and reinvest the sales proceeds in new properties.

In light of the severe economic, market and other disruptions worldwide being caused by the COVID-19 pandemic, there can be no assurance that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. A constriction on lending by financial institutions could reduce the number of properties we can develop, redevelop or acquire, our cash flow from operations and our ability to make cash distributions to our stockholders.

We may in the future choose to pay taxable dividends in our stock instead of cash, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive. See Item 1A. "Risk Factors - We may choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive" of our Form 10-K for discussion.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1- January 31, 2020	8,075	$216.67	—	$200,000
February 1- February 29, 2020	4,170	$225.59	—	$200,000
March 1- March 31, 2020	58,106	$200.59	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

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
Amended and Restated Bylaws of the Company, as adopted by the Board of Directors on November 12, 2015, and as further amended on February 16, 2017, November 9, 2017, and May 6, 2019. (Incorporated by reference to Exhibit 3(ii).1 to Form 10-Q of the Company filed August 6, 2019.)

10.1+	—	Second Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated March 18, 2020. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AVALONBAY COMMUNITIES, INC.

Date:	May 8, 2020	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 8, 2020	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)