Form 10-Q
period 2020-06-30
AVALONBAY COMMUNITIES INC
filed 2020-08-05
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Commission file number 1-12672
AVALONBAY COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	77-0404318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4040 Wilson Blvd., Suite 1000
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

140,743,559 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2020.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2020	12/31/2019
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,361,878	$4,299,162
Buildings and improvements	16,916,054	16,668,496
Furniture, fixtures and equipment	888,633	829,242
	22,166,565	21,796,900
Less accumulated depreciation	(5,489,485)	(5,164,398)
Net operating real estate	16,677,080	16,632,502
Construction in progress, including land	1,272,171	1,303,751
Land held for development	39,829	—
For-sale condominium inventory	311,236	457,809
Real estate assets held for sale, net	—	38,927
Total real estate, net	18,300,316	18,432,989

Cash and cash equivalents	322,817	39,687
Cash in escrow	92,877	87,927
Resident security deposits	33,805	34,224
Investments in unconsolidated real estate entities	176,352	165,806
Deferred development costs	81,395	70,486
Prepaid expenses and other assets	184,023	164,971
Right of use lease assets	159,905	124,961
Total assets	$19,351,490	$19,121,051

LIABILITIES AND EQUITY
Unsecured notes, net	$6,698,438	$6,358,648
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	931,772	937,642
Dividends payable	226,126	215,414
Payables for construction	80,588	92,135
Accrued expenses and other liabilities	252,627	274,013
Lease liabilities	183,507	140,468
Accrued interest payable	44,337	47,154
Resident security deposits	60,536	61,752
Liabilities related to real estate assets held for sale	—	375
Total liabilities	8,477,931	8,127,601

Commitments and contingencies

Redeemable noncontrolling interests	2,754	3,252

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2020 and December 31, 2019; zero shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2020 and December 31, 2019; 140,743,120 and 140,643,962 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,407	1,406
Additional paid-in capital	10,742,796	10,736,733
Accumulated earnings less dividends	172,304	282,913
Accumulated other comprehensive loss	(46,317)	(31,503)
Total stockholders' equity	10,870,190	10,989,549
Noncontrolling interests	615	649
Total equity	10,870,805	10,990,198
Total liabilities and equity	$19,351,490	$19,121,051

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Revenue:
Rental and other income	$575,479	$576,149	$1,176,123	$1,141,194
Management, development and other fees	926	1,114	1,933	2,252
Total revenue	576,405	577,263	1,178,056	1,143,446

Expenses:
Operating expenses, excluding property taxes	131,090	132,924	263,083	256,378
Property taxes	67,013	62,187	134,039	123,516
Interest expense, net	53,399	50,010	109,313	97,902
Loss on extinguishment of debt, net	268	229	9,438	509
Depreciation expense	176,249	162,693	354,160	324,749
General and administrative expense	15,573	18,965	32,893	32,671
Expensed transaction, development and other pursuit costs, net of recoveries	388	1,766	3,722	2,388
Total expenses	443,980	428,774	906,648	838,113

Equity in income (loss) of unconsolidated real estate entities	512	197	1,687	(863)
Gain on sale of communities	35,295	20,530	59,731	35,365
Gain on other real estate transactions, net	156	34	199	300
Gain on for-sale condominiums, net of marketing and administrative costs	1,348	(945)	4,808	(1,418)

Income before income taxes	169,736	168,305	337,833	338,717
Income tax benefit	1,133	—	1,042	6

Net income	170,869	168,305	338,875	338,723
Net income attributable to noncontrolling interests	(41)	(24)	(76)	(76)

Net income attributable to common stockholders	$170,828	$168,281	$338,799	$338,647

Other comprehensive income (loss):
Loss on cash flow hedges	(1,461)	(2,888)	(19,064)	(10,119)
Cash flow hedge losses reclassified to earnings	2,301	1,611	4,250	3,079
Comprehensive income	$171,668	$167,004	$323,985	$331,607

Earnings per common share - basic:
Net income attributable to common stockholders	$1.21	$1.21	$2.41	$2.43

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.21	$1.21	$2.41	$2.43

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2020	6/30/2019
Cash flows from operating activities:
Net income	$338,875	$338,723
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	354,160	324,749
Amortization of deferred financing costs	3,720	3,565
Amortization of debt discount	833	789
Loss on extinguishment of debt, net	9,438	509
Amortization of stock-based compensation	11,870	13,719
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	3,705	10,131
Abandonment of development pursuits	2,095	1,285
Cash flow hedge losses reclassified to earnings	4,250	3,079
Gain on sale of real estate assets	(59,930)	(35,665)
Gain on for-sale condominiums	(7,446)	—
Increase in resident security deposits, prepaid expenses and other assets	(13,595)	(24,241)
(Decrease) increase in accrued expenses, other liabilities and accrued interest payable	(19,058)	1,089
Net cash provided by operating activities	628,917	637,732

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(383,139)	(560,385)
Acquisition of real estate assets, including partnership interest	—	(152,260)
Capital expenditures - existing real estate assets	(51,858)	(48,006)
Capital expenditures - non-real estate assets	(14,461)	(4,222)
(Decrease) increase in payables for construction	(11,547)	7,562
Proceeds from sale of real estate, net of selling costs	132,882	168,034
Proceeds from the sale of for-sale condominiums, net of selling costs	155,217	—
Mortgage note receivable lending	(209)	(507)
Mortgage note receivable payments	2,238	978
Investments in unconsolidated real estate entities	(14,251)	(1,218)
Net cash used in investing activities	(185,128)	(590,024)

Cash flows from financing activities:
Issuance of common stock, net	1,613	206,193
Dividends paid	(437,326)	(415,295)
Issuance of mortgage notes payable	51,000	—
Repayments of mortgage notes payable, including prepayment penalties	(56,852)	(137,653)
Issuance of unsecured notes	1,296,581	449,803
Repayment of unsecured notes, including prepayment penalties	(958,680)	—
Payment of deferred financing costs	(11,276)	(10,668)
Payment for termination of forward interest rate swaps	(25,135)	(12,309)
(Payment to) contribution from noncontrolling interest	(42)	337
Payments related to tax withholding for share-based compensation	(14,750)	(14,286)
Distributions to DownREIT partnership unitholders	(24)	(23)
Distributions to joint venture and profit-sharing partners	(218)	(227)
Preferred interest obligation redemption and dividends	(600)	(1,400)
Net cash (used in) provided by financing activities	(155,709)	64,472

Net increase in cash and cash equivalents	288,080	112,180

Cash and cash equivalents and restricted cash, beginning of period	127,614	217,864
Cash and cash equivalents and restricted cash, end of period	$415,694	$330,044

Cash paid during the period for interest, net of amount capitalized	$103,328	$88,948
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the six months ended
	6/30/2020	6/30/2019
Cash and cash equivalents	$322,817	$243,576
Cash in escrow	92,877	86,468
Cash, cash equivalents and restricted cash reported in the Condensed Consolidated Statements of Cash Flows	$415,694	$330,044

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2020:

•
As described in Note 4, "Equity," 164,526 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares, and the remaining 68,209 shares valued at $15,150,000 were issued in connection with new stock grants; 1,183 shares valued at $217,000 were issued through the Company's dividend reinvestment plan; 73,089 shares valued at $14,750,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,050 restricted shares with an aggregate value of $685,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $224,482,000.

•
The Company recorded a decrease of $325,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

•
The Company recorded an increase to accrued expenses and other liabilities of $98,000, an increase in prepaid expenses and other assets of $178,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $4,250,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•	The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

During the six months ended June 30, 2019:

•
The Company issued 150,359 shares of common stock as part of the Company's stock-based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 77,287 shares valued at $15,145,000 were issued in connection with new stock grants; 1,092 shares valued at $208,000 were issued through the Company's dividend reinvestment plan; 75,195 shares valued at $14,206,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,438 restricted shares with an aggregate value of $250,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•	Common stock dividends declared but not paid totaled $212,822,000.

•
The Company recorded an increase of $269,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•
The Company recorded an increase to accrued expenses and other liabilities of $4,198,000, an increase in prepaid expenses and other assets of $18,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $3,079,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

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

At June 30, 2020, the Company owned or held a direct or indirect ownership interest in 276 operating apartment communities containing 80,182 apartment homes in 11 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,198 apartment homes when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 52 have been sold as of June 30, 2020, and 67,000 square feet of retail space, of which 64% has been leased as of June 30, 2020. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 28 communities that, if developed as expected, will contain an estimated 9,786 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2019 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading.  In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Basic and diluted shares outstanding
Weighted average common shares - basic	140,450,744	139,113,390	140,413,857	138,724,479
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	279,916	497,341	330,974	495,397
Weighted average common shares - diluted	140,738,160	139,618,231	140,752,331	139,227,376

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$170,828	$168,281	$338,799	$338,647
Net income allocated to unvested restricted shares	(390)	(435)	(817)	(935)
Net income attributable to common stockholders, adjusted	$170,438	$167,846	$337,982	$337,712

Weighted average common shares - basic	140,450,744	139,113,390	140,413,857	138,724,479

Earnings per common share - basic	$1.21	$1.21	$2.41	$2.43

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$170,828	$168,281	$338,799	$338,647
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	12	12	24	23
Adjusted net income attributable to common stockholders	$170,840	$168,293	$338,823	$338,670

Weighted average common shares - diluted	140,738,160	139,618,231	140,752,331	139,227,376

Earnings per common share - diluted	$1.21	$1.21	$2.41	$2.43

All options to purchase shares of common stock outstanding as of June 30, 2020 and 2019 are included in the computation of diluted earnings per share.

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

For-Sale Condominium Inventory

The Company presents for-sale condominium inventory at historical cost and evaluates the condominium inventory for impairment when potential indicators exist, as further discussed in Note 6, "Real Estate Disposition Activities."

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

Lessor Considerations

The Company evaluates leases in which it is the lessor, which are composed of residential and retail leases at its apartment communities, and determined these leases to be operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease, which, for residential leases, is generally one year. Some of the Company’s retail leases have fixed-price renewal options, and the lessee may be able to exercise its renewal option at an amount less than the fair value of the rent at such time. The Company only includes renewal options in the lease term if, at the commencement of the lease, it is reasonably certain that the lessee will exercise this option.

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2020 and 2019. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through June 30, 2020, or otherwise qualify as held for sale as of June 30, 2020, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities (1)	Non- allocated (2)	Total
For the period ended June 30, 2020
Management, development and other fees	$—	$—	$—	$926	$926
Rental and non-rental related income (3)	1,870	317	295	—	2,482
Total non-lease revenue (4)	1,870	317	295	926	3,408

Lease income (5)	521,558	34,360	16,397	—	572,315
Business interruption insurance proceeds	103	—	—	—	103

Total revenue	$523,531	$34,677	$16,692	$926	$575,826

For the period ended June 30, 2019
Management, development and other fees	$—	$—	$—	$1,114	$1,114
Rental and non-rental related income (3)	2,154	153	51	—	2,358
Total non-lease revenue (4)	2,154	153	51	1,114	3,472

Lease income (5)	536,916	25,369	2,359	—	564,644
Business interruption insurance proceeds	435	—	—	—	435

Total revenue	$539,505	$25,522	$2,410	$1,114	$568,551

	For the six months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities (1)	Non- allocated (2)	Total
For the period ended June 30, 2020
Management, development and other fees	$—	$—	$—	$1,933	$1,933
Rental and non-rental related income (3)	3,478	793	527	—	4,798
Total non-lease revenue (4)	3,478	793	527	1,933	6,731

Lease income (5)	1,067,906	69,374	31,938	—	1,169,218
Business interruption insurance proceeds	103	—	—	—	103

Total revenue	$1,071,487	$70,167	$32,465	$1,933	$1,176,052

For the period ended June 30, 2019
Management, development and other fees	$—	$—	$—	$2,252	$2,252
Rental and non-rental related income (3)	3,986	634	67	—	4,687
Total non-lease revenue (4)	3,986	634	67	2,252	6,939

Lease income (5)	1,066,742	46,914	2,892	—	1,116,548
Business interruption insurance proceeds	607	—	—	—	607

Total revenue	$1,071,335	$47,548	$2,959	$2,252	$1,124,094
__________________________________

(1)	The Company had no Redevelopment Communities for the three and six months ended June 30, 2020 and 2019.

(2)	Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.

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

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on (i) the duration and severity of the pandemic, (ii) the duration and nature of governmental responses to contain the spread of the disease and assist consumers and businesses and (iii) how quickly and to what extent normal economic and operating conditions can resume. Because of this uncertainty, the Company is not able to estimate the expected impact of the COVID-19 pandemic on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020 at this time.

As of June 30, 2020, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and retail lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and retail portfolios of $20,099,000 and $24,279,000 for the three and six months ended June 30, 2020, respectively, under ASC 842 and ASC 450, Contingencies.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,019,000 and $17,127,000 for the three months ended June 30, 2020 and 2019, respectively, and $22,517,000 and $34,716,000 for the six months ended June 30, 2020 and 2019, respectively.

3.  Mortgage Notes Payable, Unsecured Notes and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the "Term Loans") and Credit Facility, as defined below, as of June 30, 2020 and December 31, 2019 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2020 and December 31, 2019, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	6/30/2020	12/31/2019

Fixed rate unsecured notes (1)	$6,500,000	$5,850,000
Variable rate unsecured notes (1)	—	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	478,070	479,221
Variable rate mortgage notes payable - conventional and tax-exempt (2)	471,450	476,150
Total mortgage notes payable and unsecured notes and Term Loans	7,699,520	7,355,371
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,699,520	$7,355,371
_____________________________________

(1)
Balances at June 30, 2020 and December 31, 2019 exclude $11,183 and $8,610, respectively, of debt discount, and $40,379 and $32,742, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.

(2)
Balances at June 30, 2020 and December 31, 2019 exclude $14,618 and $14,464, respectively, of debt discount, and $3,130 and $3,265, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2020:

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

•
In May 2020, the Company issued $600,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $593,430,000. The notes mature in January 2031 and were issued at a 2.45% interest rate.

•
In May 2020, the Company repaid $300,000,000 principal amount of its variable rate unsecured notes in advance of the January 2021 scheduled maturity, recognizing a charge of $268,000 for the non-cash write-off of deferred financing costs.

At June 30, 2020, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.94% at June 30, 2020), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility as of June 30, 2020 and December 31, 2019. The Company had $4,952,000 and $11,488,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2020 and December 31, 2019, respectively. In addition, the Company had $32,322,000 and $24,939,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of June 30, 2020 and December 31, 2019, respectively.

In the aggregate, secured notes payable mature at various dates from December 2020 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,576,478,000, excluding communities classified as held for sale, as of June 30, 2020).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 3.9% at June 30, 2020 and December 31, 2019, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 1.7% and 3.2% at June 30, 2020 and December 31, 2019, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2020 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2020	$2,756	$67,904	$—	N/A
2021	9,304	27,844	—	N/A
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,577	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,508	—	525,000	3.450%
			300,000	3.500%
2026	13,545	—	475,000	2.950%
			300,000	2.900%
2027	14,980	236,100	400,000	3.350%
2028	20,607	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
Thereafter	189,162	244,584	700,000	2.300%
			600,000	2.450%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$306,838	$642,682	$6,750,000

The Company was in compliance at June 30, 2020 with customary financial covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2020 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2019	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	167,971	—	167,971	—	167,971
Loss on cash flow hedges, net	—	—	—	(17,603)	(17,603)	—	(17,603)
Cash flow hedge losses reclassified to earnings	—	—	—	1,949	1,949	—	1,949
Change in redemption value of redeemable noncontrolling interest	—	—	471	—	471	—	471
Noncontrolling interests income allocation	—	—	—	—	—	(35)	(35)
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,083)	—	(224,083)	—	(224,083)
Issuance of common stock, net of withholdings	1	(12,492)	(1,616)	—	(14,107)	—	(14,107)
Amortization of deferred compensation	—	7,781	—	—	7,781	—	7,781
Balance at March 31, 2020	$1,407	$10,732,022	$225,656	$(47,157)	$10,911,928	$614	$10,912,542
Net income attributable to common stockholders	—	—	170,828	—	170,828	—	170,828
Loss on cash flow hedges, net	—	—	—	(1,461)	(1,461)	—	(1,461)
Cash flow hedge losses reclassified to earnings	—	—	—	2,301	2,301	—	2,301
Change in redemption value of redeemable noncontrolling interest	—	—	(146)	—	(146)	—	(146)
Noncontrolling interests income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,172)	—	(224,172)	—	(224,172)
Issuance of common stock, net of withholdings	—	1,050	138	—	1,188	—	1,188
Amortization of deferred compensation	—	9,724	—	—	9,724	—	9,724
Balance at June 30, 2020	$1,407	$10,742,796	$172,304	$(46,317)	$10,870,190	$615	$10,870,805

The following summarizes the changes in equity for the six months ended June 30, 2019 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2018	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606	$—	$10,632,606
Net income attributable to common stockholders	—	—	170,366	—	170,366	—	170,366
Loss on cash flow hedges, net	—	—	—	(7,231)	(7,231)	—	(7,231)
Cash flow hedge losses reclassified to earnings	—	—	—	1,468	1,468	—	1,468
Change in redemption value of redeemable noncontrolling interest	—	—	(224)	—	(224)	—	(224)
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,166)	—	(212,166)	—	(212,166)
Issuance of common stock, net of withholdings	9	143,202	(1,892)	—	141,319	—	141,319
Amortization of deferred compensation	—	7,861	—	—	7,861	—	7,861
Balance at March 31, 2019	$1,394	$10,457,651	$306,861	$(31,907)	$10,733,999	$—	$10,733,999
Net income attributable to common stockholders	—	—	168,281	—	168,281	—	168,281
Loss on cash flow hedges, net	—	—	—	(2,888)	(2,888)	—	(2,888)
Cash flow hedge losses reclassified to earnings	—	—	—	1,611	1,611	—	1,611
Change in redemption value of redeemable noncontrolling interest	—	—	(45)	—	(45)	—	(45)
Noncontrolling interests income allocation	—	—	—	—	—	530	530
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,549)	—	(212,549)	—	(212,549)
Issuance of common stock, net of withholdings	3	50,803	—	—	50,806	—	50,806
Amortization of deferred compensation	—	10,785	—	—	10,785	—	10,785
Balance at June 30, 2019	$1,397	$10,519,239	$262,548	$(33,184)	$10,750,000	$530	$10,750,530

As of June 30, 2020 and December 31, 2019, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2020, the Company:

i.	issued 1,902 shares of common stock in connection with stock options exercised;

ii.	issued 1,183 common shares through the Company's dividend reinvestment plan;

iii.	issued 164,526 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;

iv.	withheld 73,089 common shares to satisfy employees' tax withholding and other liabilities;

v.	issued 8,686 common shares through the Employee Stock Purchase Plan; and

vi.	canceled 4,050 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the six months ended June 30, 2020 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2020, and will not be reflected until recognized as compensation cost.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the six months ended June 30, 2020, the Company had no sales under the program. As of June 30, 2020, the Company had $752,878,000 remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of June 30, 2020, the Company had investments in seven unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented (dollars in thousands):

	6/30/2020	12/31/2019
	(unaudited)
Assets:
Real estate, net	$1,203,277	$1,204,470
Other assets	198,997	196,488
Total assets	$1,402,274	$1,400,958

Liabilities and partners' capital:
Mortgage notes payable, net (1)	$780,217	$782,257
Other liabilities	154,881	157,379
Partners' capital	467,176	461,322
Total liabilities and partners' capital	$1,402,274	$1,400,958

_________________________________

(1)	The Company has not guaranteed the debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
	(unaudited)		(unaudited)
Rental and other income	$30,427	$35,998	$63,499	$71,253
Operating and other expenses	(11,732)	(13,885)	(23,912)	(28,089)
Gain on sale of communities	40	—	40	—
Interest expense, net	(8,053)	(8,543)	(16,109)	(17,096)
Depreciation expense	(8,713)	(18,346)	(17,402)	(40,042)
Net income (loss)	$1,969	$(4,776)	$6,116	$(13,974)

Company's share of net income (loss)	$1,041	$730	$2,746	$202
Amortization of excess investment and other	(529)	(533)	(1,059)	(1,065)
Equity in income (loss) from unconsolidated real estate investments	$512	$197	$1,687	$(863)

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $388,000 and $1,766,000 for the three months ended June 30, 2020 and 2019, respectively, and $3,722,000 and $2,388,000 for the six months ended June 30, 2020 and 2019, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and six months ended June 30, 2020 and 2019.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the for-sale condominium units exceeds the carrying value. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and six months ended June 30, 2020, the Company did not identify any indicators of impairment for its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities, or impairments recognized by those entities, during the three and six months ended June 30, 2020 and 2019.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2020:

•
In January 2020, the Company sold Avalon Shelton, located in Shelton, CT, containing 250 apartment homes for $64,750,000. The Company's gain on disposition was $24,413,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•
In May 2020, the Company sold Avalon Tinton Falls, located in Tinton Falls, NJ, containing 216 apartment homes for $64,900,000. The Company's gain on disposition was $35,297,000, reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2020, the Company had no real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 67,000 square feet of retail space. During the three and six months ended June 30, 2020, the Company sold 16 and 52 residential condominiums at The Park Loggia, for gross proceeds of $61,207,000 and $166,814,000, respectively, resulting in a gain in accordance with GAAP of $2,544,000 and $7,447,000, respectively, included in gain on for-sale condominiums, net of marketing and administrative costs, on the accompanying Condensed Consolidated Statements of Comprehensive Income. The Company incurred $1,196,000 and $945,000 during the three months ended June 30, 2020 and 2019, respectively, and $2,639,000 and $1,418,000 during the six months ended June 30, 2020 and 2019, respectively, in marketing and administrative costs associated with The Park Loggia, included in gain on for-sale condominiums, net of marketing and administrative costs, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2020, the for-sale residential condominiums have an aggregate carrying value of $311,236,000, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

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

As of June 30, 2020 and December 31, 2019, the Company has total operating lease assets of $138,113,000 and $103,063,000, respectively, and total operating lease obligations of $163,321,000 and $120,261,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $4,240,000 and $3,568,000 for the three months ended June 30, 2020 and 2019, respectively, and $8,157,000 and $7,105,000 for the six months ended June 30, 2020 and 2019, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease as well as two leases for portions of parking garages, one adjacent to an apartment community and one adjacent to a community under development, that are accounted for as finance leases. As of June 30, 2020 and December 31, 2019, the Company has total finance lease assets of $21,791,000 and $21,898,000, respectively, and total finance lease obligations of $20,186,000 and $20,207,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

A reconciliation of NOI to net income for the three and six months ended June 30, 2020 and 2019 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net income	$170,869	$168,305	$338,875	$338,723
Indirect operating expenses, net of corporate income	23,407	23,018	46,206	42,740
Expensed transaction, development and other pursuit costs, net of recoveries	388	1,766	3,722	2,388
Interest expense, net	53,399	50,010	109,313	97,902
Loss on extinguishment of debt, net	268	229	9,438	509
General and administrative expense	15,573	18,965	32,893	32,671
Equity in (income) loss of unconsolidated real estate entities	(512)	(197)	(1,687)	863
Depreciation expense	176,249	162,693	354,160	324,749
Income tax benefit	(1,133)	—	(1,042)	(6)
Gain on sale of communities	(35,295)	(20,530)	(59,731)	(35,365)
Gain on other real estate transactions, net	(156)	(34)	(199)	(300)
Gain on for-sale condominiums, net of marketing and administrative costs	(1,348)	945	(4,808)	1,418
Net operating income from real estate assets sold or held for sale	(336)	(5,075)	(1,232)	(11,281)
Net operating income	$401,373	$400,095	$825,908	$795,011

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Rental income from real estate assets sold or held for sale	$579	$8,712	$2,004	$19,352
Operating expenses from real estate assets sold or held for sale	(243)	(3,637)	(772)	(8,071)
Net operating income from real estate assets sold or held for sale	$336	$5,075	$1,232	$11,281

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2020. Segment information for the three and six months ended June 30, 2020 and 2019 has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through June 30, 2020, or otherwise qualify as held for sale as of June 30, 2020, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2020
Established
New England	$79,729	$52,835	$161,398	$106,515	$2,768,509
Metro NY/NJ	113,942	78,080	234,673	162,564	4,339,998
Mid-Atlantic	87,970	61,644	179,687	127,953	3,552,832
Pacific Northwest	27,678	19,626	56,414	40,464	992,976
Northern California	101,263	77,844	205,623	158,295	3,271,293
Southern California	107,091	74,601	221,901	157,056	4,147,828
Expansion Markets	5,858	3,561	11,791	6,989	320,683
Total Established	523,531	368,191	1,071,487	759,836	19,394,119

Other Stabilized	34,677	23,108	70,167	46,604	1,593,551
Development / Redevelopment (2)	16,692	10,074	32,465	19,468	2,346,168
Land Held for Development	N/A	N/A	N/A	N/A	39,829
Non-allocated (3)	926	N/A	1,933	N/A	416,134

Total	$575,826	$401,373	$1,176,052	$825,908	$23,789,801

For the period ended June 30, 2019
Established
New England	$79,566	$52,474	$158,254	$104,557	$2,728,480
Metro NY/NJ	120,427	84,420	238,804	167,404	4,316,859
Mid-Atlantic	90,115	63,241	178,486	126,157	3,517,332
Pacific Northwest	28,224	20,605	56,026	40,815	987,121
Northern California	102,435	78,093	203,695	156,808	3,252,502
Southern California	112,821	80,180	224,287	160,096	4,106,419
Expansion Markets	5,917	3,403	11,783	6,916	319,695
Total Established	539,505	382,416	1,071,335	762,753	19,228,408

Other Stabilized	25,522	17,237	47,548	31,966	1,257,613
Development / Redevelopment (2)	2,410	442	2,959	292	1,589,009
Land Held for Development	N/A	N/A	N/A	N/A	18,606
Non-allocated (3)	1,114	N/A	2,252	N/A	539,073

Total	$568,551	$400,095	$1,124,094	$795,011	$22,632,709
__________________________________

(1)	Does not include gross real estate either sold or classified as held for sale subsequent to June 30, 2019 of $209,170.

(2)	The Company had no Redevelopment Communities for the three and six months ended June 30, 2020 and 2019.

(3)
Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2019	253,432	$176.27
Granted (1)	76,164	238.86
Change in awards based on performance (2)	18,112	177.26
Converted to restricted stock	(96,317)	177.26
Forfeited	(8,004)	183.45
Outstanding at June 30, 2020	243,387	$195.31
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

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2019	148,326	$181.29	163,111
Granted - restricted stock shares	68,209	222.12	96,317
Vested - restricted stock shares	(76,893)	178.57	(109,758)
Forfeited	(3,456)	191.73	(594)
Outstanding at June 30, 2020	136,186	$203.00	149,076

Total employee stock-based compensation cost recognized in income was $11,624,000 and $13,129,000 for the six months ended June 30, 2020 and 2019, respectively, and total capitalized stock-based compensation cost was $6,174,000 and $5,374,000 for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was a total unrecognized compensation cost of $39,406,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.1 years.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $926,000 and $1,114,000 for the three months ended June 30, 2020 and 2019, respectively and $1,933,000 and $2,252,000 for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company had outstanding receivables associated with its property and construction management role of $1,795,000 and $3,924,000 as of June 30, 2020 and December 31, 2019, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $446,000 and $405,000 in the three months ended June 30, 2020 and 2019, respectively, and $901,000 and $830,000 in the six months ended June 30, 2020 and 2019, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,389,000 and $594,000 on June 30, 2020 and December 31, 2019, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant.  As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2020 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$441,368	$100,000
Weighted average interest rate (1)	1.7%	N/A
Weighted average swapped/capped interest rate	6.5%	0.7%
Earliest maturity date	January 2021	May 2021
Latest maturity date	November 2021	May 2021
____________________________________

(1)	For interest rate caps, represents the weighted average interest rate on the hedged debt.

The following activity occurred during the six months ended June 30, 2020:

•
The Company settled an aggregate of $600,000,000 of forward interest rate swap agreements, making aggregate payments of $25,135,000. Of the positions settled by the Company, $250,000,000 were forward interest swaps that the Company had entered into during 2020.

◦
In conjunction with the issuance of the Company's $700,000,000 unsecured notes due 2030 in February 2020, the Company settled $350,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $20,314,000.

◦
In conjunction with the issuance of the Company's $600,000,000 unsecured notes due 2031 in May 2020, the Company settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $4,821,000.

The Company has deferred these amounts in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•
The Company entered into an additional $100,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of the Company's expected debt issuance activity in 2021.

At the maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had two derivatives designated as cash flow hedges and five derivatives not designated as hedges at June 30, 2020. Fair value changes for derivatives not in qualifying hedge relationships for the three and six months ended June 30, 2020 and 2019 were not material. During the six months ended June 30, 2020, the Company deferred $19,064,000 of losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Cash flow hedge losses reclassified to earnings	$2,301	$1,611	$4,250	$3,079

The Company anticipates reclassifying approximately $9,467,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of June 30, 2020 and 2019.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	6/30/2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Caps	$5	$—	$5	$—
Interest Rate Swaps - Assets	178	—	178	—
Interest Rate Swaps - Liabilities	(98)	—	(98)	—
Puts	(121)	—	—	(121)
DownREIT units	(1,160)	(1,160)	—	—
Indebtedness
Fixed rate unsecured notes	(7,247,946)	(7,247,946)	—	—
Secured notes and variable rate unsecured indebtedness	(1,128,029)	—	(1,128,029)	—
Total	$(8,377,171)	$(7,249,106)	$(1,127,944)	$(121)

	12/31/2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Assets	$388	$—	$388	$—
Interest Rate Swaps - Liabilities	(6,379)	—	(6,379)	—
Puts	(206)	—	—	(206)
DownREIT units	(1,573)	(1,573)	—	—
Indebtedness
Fixed rate unsecured notes	(6,197,771)	(6,197,771)	—	—
Secured notes and variable rate unsecured indebtedness	(1,398,147)	—	(1,398,147)	—
Total	$(7,603,688)	$(6,199,344)	$(1,404,138)	$(206)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In July 2020, the Company entered into a joint venture which will develop, own and operate AVA Arts District. AVA Arts District is expected to be a 475 apartment home community in Los Angeles, CA, that will be developed for a projected total capitalized cost to the joint venture of $279,000,000. The Company owns a 25.0% interest in the venture, and the venture partner owns the remaining 75.0% interest. The venture expects to obtain a $167,000,000 construction loan to fund the development of AVA Arts District. The Company's total expected equity investment is approximately $28,000,000, of which $13,000,000 has already been spent.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report.  Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

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

Second Quarter 2020 Highlights

•
Net income attributable to common stockholders for the three months ended June 30, 2020 was $170,828,000, an increase of $2,547,000, or 1.5%, as compared to the prior year period. The increase is primarily due to an increase in NOI from Development and Other Stabilized Communities, as well as increases in gains on real estate dispositions in the current year period. These amounts were partially offset by a decrease in NOI from Established Communities, and increases in depreciation expense, property taxes and interest expense in the current year period.

•
Established Communities NOI for the three months ended June 30, 2020 was $368,191,000, a decrease of $14,225,000, or 3.7%, from the prior year period, due primarily to a reduction in revenues from uncollectible lease revenue, which increased $14,214,000 over the prior year period.

COVID-19 Pandemic

The Company has taken various actions in response to the COVID-19 pandemic to adjust our business operations and to address the needs of our residents and associates. We are committed to the health and safety of our residents and associates. During the first and second quarters of 2020 we adopted certain measures to help mitigate the financial impact arising from the national emergency on our residents, including providing flexible lease renewal options at no rent increase for leases expiring through June 30, 2020, creating payment plans for residents who are unable to pay their rent because they are impacted by this national emergency and waiving late fees and certain other customary fees associated with apartment rentals. We may discontinue these measures at any time except where required by law.

The ultimate impact on our consolidated results of operations from COVID-19 for 2020 and periods beyond will depend on the duration and severity of the pandemic, the duration and nature of governmental responses to contain the spread of the disease and cushion the impact on consumers, and how quickly and to what extent normal economic and operating conditions can resume. The current and potential future impacts of the COVID-19 pandemic on our business, particularly on (i) rent levels, collectibility of rents, occupancy and the extent to which we waive certain other customary fees associated with our apartment rental business and (ii) development timing and volume, mean that our historical results of operations and financial condition are not necessarily indicative of future results of operations and financial condition. Because those factors are beyond our control and knowledge, the adverse impact of the pandemic on our results of operations for 2020 and beyond cannot be reasonably estimated, and could be material.

The COVID-19 pandemic has impacted our rental operations including (i) revenues and expenses, as well as (ii) our collections and associated outstanding receivables. For further discussion of the impact on revenues and expenses see "Results of Operations." The following table presents the percentage of (i) apartment base rent charged to residents and (ii) other rentable items, including parking and storage rent, along with pet and other fees in accordance with residential leases, that has been collected ("Collected Residential Revenue") for Established Communities for the three months ended June 30, 2020 (unaudited). Collected Residential Revenue excludes transactional and other fees.

	At month end (1)(2)	At July 31, 2020 (3)

April 2020	93.9%	97.7%
May 2020	92.8%	96.4%
June 2020	93.6%	95.5%
July 2020	93.9%	93.9%
_________________________

(1)	Excludes retail revenue, which was 1.4% of our 2019 Established Communities' total revenue. As of June 30, 2020, we collected 56.5% of billed retail revenue for the three months ended June 30, 2020.

(2)	The percentage of Collected Residential Revenue as of the last calendar day for each month.

(3)	The percentage of Collected Residential Revenue as of July 31, 2020 for each month.

The collection rates are based on individual resident and retail tenant activity as reflected in our property management systems, and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. At June 30, 2020, our outstanding rent receivable balance for residential and retail tenants, net of reserves, increased to $20,197,000 from $11,594,000 at December 31, 2019. The net receivable at June 30, 2020 includes $4,643,000 of residential receivables subject to payment plans.

Second Quarter 2020 Development Highlights

At June 30, 2020, we owned or held a direct or indirect interest in:

•	19 communities under construction, which are expected to contain 6,198 apartment homes with a projected total capitalized cost of $2,399,000,000.

During the three months ended June 30, 2020, construction at six of these Development Communities had been temporarily suspended after considering state and local regulations and/or advisories and the construction at many of the remaining Development Communities had been slowed due to the impact of safety precautions on labor availability and inspection constraints. As of June 30, 2020, construction has been restarted at all six Development Communities that had been temporarily suspended, and construction work at our remaining sites that had been slowed was largely back to normal pace. We may be required to, or may at our discretion, temporarily suspend ongoing construction at one or more of our Development Communities as a result of either governmental actions or social or economic conditions arising as a result of the COVID-19 pandemic.

•
Land or rights to land on which we expect to develop an additional 28 apartment communities that, if developed as expected, will contain 9,786 apartment homes, and will be developed for an aggregate total capitalized cost of $4,202,000,000.

In response to the COVID-19 pandemic, we have not started the construction of any new development communities through June 30, 2020. In July 2020 we entered into a joint venture to develop AVA Arts District, as discussed under "Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements." We will evaluate future starts on an individual basis, based on evolving economic and market conditions. In addition, we have substantially reduced our planned redevelopment and other non-essential capex investment. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities which could include unsecured debt, preferred equity and/or common equity; the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources."

During the three months ended June 30, 2020, we sold one wholly-owned operating community containing 216 apartment homes for $64,900,000, and our gain in accordance with GAAP was $35,297,000. In addition, we sold 16 residential condominiums at The Park Loggia, for gross proceeds of $61,207,000, resulting in a gain in accordance with GAAP of $2,544,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•
Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, Northern and Southern California and our expansion markets of Southeast Florida and Denver, Colorado), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2020 and 2019, Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2019, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of June 30, 2020 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

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

•
Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when (i) capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment gross cost basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity. We had no Redevelopment Communities at June 30, 2020.

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

As of June 30, 2020, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	40	10,055
Metro NY/NJ	47	13,268
Mid-Atlantic	39	13,838
Pacific Northwest	16	4,116
Northern California	40	11,362
Southern California	56	16,379
Expansion Markets	3	912
Total Established	241	69,930

Other Stabilized Communities:
New England	3	705
Metro NY/NJ	2	854
Mid-Atlantic	1	151
Pacific Northwest	2	745
Northern California	1	873
Southern California	2	681
Expansion Markets	5	1,388
Total Other Stabilized	16	5,397

Lease-Up Communities	6	1,666

Redevelopment Communities	—	—

Unconsolidated Communities	13	3,189

Total Current Communities	276	80,182

Development Communities (1)	19	6,198

Total Communities	295	86,380

Development Rights (2)	28	9,786
_________________________

(1)	Development Communities includes Avalon Alderwood Mall, expected to contain 328 apartment homes, which is being developed within an unconsolidated joint venture.

(2)	Development Rights includes AVA Arts District, expected to contain 475 apartments homes, which will be developed within an unconsolidated joint venture.

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic has affected our business, and may continue to do so. See also Part II, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions, development completions and development under construction and in lease-up; the loss of NOI related to disposed communities; and capital market and financing activity.  A comparison of our operating results for the three and six months ended June 30, 2020 and 2019 follows (unaudited, dollars in thousands).

	For the three months ended				For the six months ended
	6/30/2020	6/30/2019	$ Change	% Change	6/30/2020	6/30/2019	$ Change	% Change

Revenue:
Rental and other income	$575,479	$576,149	$(670)	(0.1)%	$1,176,123	$1,141,194	$34,929	3.1%
Management, development and other fees	926	1,114	(188)	(16.9)%	1,933	2,252	(319)	(14.2)%
Total revenue	576,405	577,263	(858)	(0.1)%	1,178,056	1,143,446	34,610	3.0%

Expenses:
Direct property operating expenses, excluding property taxes	106,753	108,777	(2,024)	(1.9)%	214,934	211,362	3,572	1.7%
Property taxes	67,013	62,187	4,826	7.8%	134,039	123,516	10,523	8.5%
Total community operating expenses	173,766	170,964	2,802	1.6%	348,973	334,878	14,095	4.2%

Corporate-level property management and other indirect operating expenses	24,337	24,147	190	0.8%	48,149	45,016	3,133	7.0%
Expensed transaction, development and other pursuit costs, net of recoveries	388	1,766	(1,378)	(78.0)%	3,722	2,388	1,334	55.9%
Interest expense, net	53,399	50,010	3,389	6.8%	109,313	97,902	11,411	11.7%
Loss on extinguishment of debt, net	268	229	39	17.0%	9,438	509	8,929	1,754.2%
Depreciation expense	176,249	162,693	13,556	8.3%	354,160	324,749	29,411	9.1%
General and administrative expense	15,573	18,965	(3,392)	(17.9)%	32,893	32,671	222	0.7%
Total other expenses	270,214	257,810	12,404	4.8%	557,675	503,235	54,440	10.8%

Equity in income (loss) of unconsolidated real estate entities	512	197	315	159.9%	1,687	(863)	2,550	N/A (1)
Gain on sale of communities	35,295	20,530	14,765	71.9%	59,731	35,365	24,366	68.9%
Gain on other real estate transactions, net	156	34	122	358.8%	199	300	(101)	(33.7)%
Gain on for-sale condominiums, net of marketing and administrative costs	1,348	(945)	2,293	N/A (1)	4,808	(1,418)	6,226	N/A (1)
Income before income taxes	169,736	168,305	1,431	0.9%	337,833	338,717	(884)	(0.3)%
Income tax benefit	1,133	—	1,133	100.0%	1,042	6	1,036	N/A (1)
Net income	170,869	168,305	2,564	1.5%	338,875	338,723	152	—%

Net income attributable to noncontrolling interests	(41)	(24)	(17)	70.8%	(76)	(76)	—	—%

Net income attributable to common stockholders	$170,828	$168,281	$2,547	1.5%	$338,799	$338,647	$152	—%
_________________________

(1)	Percent change is not meaningful.

Net income attributable to common stockholders increased $2,547,000, or 1.5%, to $170,828,000 for the three months ended June 30, 2020 and increased $152,000 to $338,799,000 for the six months ended June 30, 2020 as compared to the prior year periods. The increases for the three and six months ended June 30, 2020 are primarily due to increases in NOI from Development and Other Stabilized Communities, as well as increases in gains on real estate dispositions in the current year periods. These amounts were partially offset by decreases in NOI from Established Communities, and increases in depreciation expense, property taxes and interest expense in the current year periods.

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

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs.  Reconciliations of NOI for the three and six months ended June 30, 2020 and 2019 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Net income	$170,869	$168,305	$338,875	$338,723
Indirect operating expenses, net of corporate income	23,407	23,018	46,206	42,740
Expensed transaction, development and other pursuit costs, net of recoveries	388	1,766	3,722	2,388
Interest expense, net	53,399	50,010	109,313	97,902
Loss on extinguishment of debt, net	268	229	9,438	509
General and administrative expense	15,573	18,965	32,893	32,671
Equity in (income) loss of unconsolidated real estate entities	(512)	(197)	(1,687)	863
Depreciation expense	176,249	162,693	354,160	324,749
Income tax benefit	(1,133)	—	(1,042)	(6)
Gain on sale of real estate assets	(35,295)	(20,530)	(59,731)	(35,365)
Gain on other real estate transactions, net	(156)	(34)	(199)	(300)
Gain on for-sale condominiums, net of marketing and administrative costs	(1,348)	945	(4,808)	1,418
Net operating income from real estate assets sold or held for sale	(336)	(5,075)	(1,232)	(11,281)
Net operating income	$401,373	$400,095	$825,908	$795,011

The NOI changes for the three and six months ended June 30, 2020, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2020	6/30/2020

Established Communities	$(14,225)	$(2,917)
Other Stabilized Communities	5,871	14,638
Development / Redevelopment (1)	9,632	19,176
Total	$1,278	$30,897
_________________________

(1)	We had no Redevelopment Communities at June 30, 2020.

Rental and other income decreased $670,000, or 0.1%, and increased $34,929,000, or 3.1%, for the three and six months ended June 30, 2020 compared to the prior year periods. The decrease for the three months ended June 30, 2020 is primarily due to an increase of $16,791,000 in residential and retail uncollectible lease revenue as a result of the COVID-19 pandemic, as well as decreased occupancy and rental rates at our Established Communities, partially offset by additional rental income generated from development completions, development under construction and in lease-up and acquired operating communities. The increase for the six months ended June 30, 2020 is due to additional rental income generated from development completions, development under construction and in lease-up and acquired operating communities and an increase in rental rates at our Established Communities, partially offset by an increase of $18,159,000 in residential and retail uncollectible lease revenue as a result of the COVID-19 pandemic.

As discussed elsewhere in this report, the COVID-19 impact and related economic, regulatory and operating impacts are likely to continue to adversely affect our rental revenue, and comparisons to prior year periods, during the COVID-19 pandemic. If job losses in our markets and nationally continue, this would likely continue to decrease our ability to maintain and/or increase rents and/or maintain occupancy at our historical levels. Deteriorating financial conditions among our residents and retail tenants, as well as regulations that limit our ability to quickly evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The pandemic may also continue to depress demand among consumers for our apartments for a variety of other reasons, including the following: consumers whose income has declined, who are working from home remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live in markets or submarkets that are less costly than ours; and low interest rates that are caused by government response to the pandemic may encourage consumers who would otherwise rent to seek out single family ownership; and various sources of demand for our apartments (e.g., students, corporate apartment homes, seasonal job-related demand as in the entertainment industry) may remain below pre-pandemic levels if institutions of higher learning turn to online education or business activity and travel remain at lower levels than before the pandemic.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 74,079 apartment homes for the six months ended June 30, 2020, compared to 72,323 homes for the prior year period. The weighted average monthly revenue per occupied apartment home increased to $2,642 for the six months ended June 30, 2020 compared to $2,626 in the prior year period.

For Established Communities, rental revenue decreased $15,670,000, or 2.9%, and increased $540,000, or 0.1%, for the three and six months ended June 30, 2020 compared to the prior year periods. Residential and retail uncollectible lease revenue contributed an aggregate of $14,214,000 and $15,227,000 to the changes in rental revenue for the three and six months ended June 30, 2020, respectively, compared to the prior year periods.

The following table presents the change in rental revenue, including the attribution of the change between rental rates and Economic Occupancy, for Established Communities for the six months ended June 30, 2020 (unaudited).

	For the six months ended June 30, 2020
	Rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2020	2019	2020 to 2019	2020 to 2019	2020	2019	2020 to 2019	2020	2019	2020 to 2019
New England	$161,542	$158,369	$3,173	2.0%	$2,821	$2,758	2.3%	94.9%	95.2%	(0.3)%
Metro NY/NJ	234,472	238,351	(3,879)	(1.6)%	3,085	3,116	(1.0)%	95.5%	96.1%	(0.6)%
Mid-Atlantic	179,507	178,181	1,326	0.7%	2,264	2,232	1.4%	95.5%	96.2%	(0.7)%
Pacific Northwest	56,178	55,807	371	0.7%	2,361	2,343	0.8%	96.3%	96.4%	(0.1)%
Northern California	205,342	203,473	1,869	0.9%	3,133	3,100	1.1%	96.1%	96.3%	(0.2)%
Southern California	221,675	224,004	(2,329)	(1.0)%	2,358	2,381	(1.0)%	95.7%	95.7%	—%
Expansion Markets	11,790	11,781	9	0.1%	2,307	2,270	1.6%	93.4%	94.9%	(1.5)%
Total Established	$1,070,506	$1,069,966	$540	0.1%	$2,669	$2,658	0.4%	95.6%	95.9%	(0.3)%
_________________________________

(1)
Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. Vacancy loss is determined by valuing vacant units at current market rents.

The following table presents the change in rental revenue for Established Communities for the three and six months ended June 30, 2020, compared to the prior year periods (unaudited):

	For the three months ended	For the six months ended
	6/30/2020	6/30/2020
Residential rental revenue
Lease rates	1.8%	2.2%
Concessions and other discounts	(0.2)%	—%
Economic occupancy	(1.2)%	(0.4)%
Other rental revenue	(0.6)%	(0.3)%
Uncollectible lease revenue	(2.0)%	(1.1)%
Total residential rental revenue	(2.2)%	0.4%
Retail rental revenue (1)	(0.7)%	(0.3)%
Total Established Communities change in rental revenue	(2.9)%	0.1%
_________________________________

(1)	Consists primarily of the impact of uncollectible retail lease revenue.

Direct property operating expenses, excluding property taxes, decreased $2,024,000, or 1.9%, and increased $3,572,000, or 1.7%, for the three and six months ended June 30, 2020 compared to the prior year periods. The decrease for the three months ended June 30, 2020 is primarily due to the deferral or cancellation of repairs and maintenance projects due to the COVID-19 pandemic. The increase for the six months ended June 30, 2020 is primarily due to the addition of newly developed and acquired apartment communities, partially offset by decreased costs related to the deferral or cancellation of repairs and maintenance projects due to the COVID-19 pandemic.

For Established Communities, direct property operating expenses, excluding property taxes, decreased $4,113,000, or 4.1%, and $2,327,000, or 1.2%, for the three and six months ended June 30, 2020 compared to the prior year periods. The decreases are primarily due to decreased costs related to the deferral or cancellation of repairs and maintenance projects due to the COVID-19 pandemic, partially offset by an increase in COVID-19 related costs for personal protective equipment and cleaning. The decrease for the three months ended June 30, 2020 is also due to decreased compensation expense.

Property taxes increased $4,826,000, or 7.8%, and $10,523,000, or 8.5%, for the three and six months ended June 30, 2020, compared to the prior year periods. The increases for the three and six months ended June 30, 2020 are primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $2,365,000, or 4.1%, and $5,397,000, or 4.7%, for the three and six months ended June 30, 2020, compared to the prior year periods. The increases for the three and six months ended June 30, 2020 are primarily due to increased assessments and rates across the portfolio in the current year periods. The increase for the six months ended June 30, 2020 is also due to successful appeals in the prior year period in excess of those in the current year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $3,133,000, or 7.0%, for the six months ended June 30, 2020, compared to the prior year period, primarily due to increased compensation related costs and advocacy contributions in the current year period.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights or abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. Expensed acquisition, development and other pursuit costs, net of recoveries, decreased $1,378,000, or 78.0%, and increased $1,334,000, or 55.9%, respectively, for the three and six months ended June 30, 2020 as compared to the prior year periods.

Interest expense, net increased $3,389,000, or 6.8%, and $11,411,000, or 11.7%, for the three and six months ended June 30, 2020, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt and interest income. The increases for the three and six months ended June 30, 2020 were primarily due to a decrease in capitalized interest. The increase for the three months ended June 30, 2020 is partially offset by lower overall effective rates on unsecured indebtedness, and a combination of a decrease in variable rates on, and amounts of, secured indebtedness. The increase for the six months ended June 30, 2020 was also due to an increase in outstanding unsecured indebtedness, partially offset by a decrease in variable rates on, and amounts of, outstanding secured indebtedness.

Loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums and discounts from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The losses of $268,000 and $9,438,000 for the three and six months ended June 30, 2020 were due to the repayments of unsecured debt during the periods.

Depreciation expense increased $13,556,000, or 8.3%, and $29,411,000, or 9.1%, for the three and six months ended June 30, 2020, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense decreased $3,392,000, or 17.9%, for the three months ended June 30, 2020, compared to the prior year period, primarily due to a decrease in compensation related expenses, including severance costs.

Equity in income (loss) of unconsolidated real estate entities increased $315,000, or 159.9%, and $2,550,000 for the three and six months ended June 30, 2020, compared to the prior year periods. The increases for the three and six months ended June 30, 2020 are primarily due non-cash charges for the depreciation of in-place leases associated with purchase accounting within the NYTA MF Investors LLC unconsolidated venture (the "NYC Joint Venture") in the prior year periods.

Gain on sale of communities increased for the three and six months ended June 30, 2020 compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Gain on for-sale condominiums, net of marketing and administrative costs is a gain of $1,348,000 and $4,808,000 for the three and six months ended June 30, 2020 and a loss of $945,000 and $1,418,000 for the three and six months ended June 30, 2019, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia, net of marketing and administrative costs associated with the for-sale condominiums. During the three and six months ended June 30, 2020, we sold 16 and 52 residential condominiums at The Park Loggia, for gross proceeds of $61,207,000 and $166,814,000, resulting in a gain in accordance with GAAP of $2,544,000 and $7,447,000, respectively. In addition, we incurred $1,196,000 and $945,000 for the three months ended June 30, 2020 and 2019, respectively, and $2,639,000 and $1,418,000 for the six months ended June 30, 2020 and 2019, respectively, in marketing and administrative costs associated with The Park Loggia.

Income tax benefit of $1,133,000 and $1,042,000 for the three and six months ended June 30, 2020 was primarily due to provisions of the Coronavirus Aid, Relief, and Economic Security Act, allowing for further carryback of net operating losses.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019

Net income attributable to common stockholders	$170,828	$168,281	$338,799	$338,647
Depreciation - real estate assets, including joint venture adjustments	175,558	164,830	352,986	329,576
Distributions to noncontrolling interests	12	12	24	23
Gain on sale of previously depreciated real estate	(35,295)	(20,530)	(59,731)	(35,365)
FFO attributable to common stockholders	311,103	312,593	632,078	632,881

Adjusting items:
Business interruption insurance proceeds	(103)	(435)	(103)	(607)
Lost NOI from casualty losses covered by business interruption insurance	48	—	48	—
Loss on extinguishment of consolidated debt	268	229	9,438	509
Advocacy contributions	1,465	—	1,766	—
Severance related costs	89	1,353	2,040	1,372
Development pursuit write-offs and expensed transaction costs, net	269	1,327	3,389	1,604
Gain on for-sale condominiums (1)(2)	(2,544)	—	(7,447)	—
For-sale condominium marketing and administrative costs (2)	1,196	945	2,639	1,418
For-sale condominium imputed carry cost (3)	2,824	506	6,433	506
Gain on other real estate transactions	(156)	(34)	(199)	(301)
Legal settlements	(67)	38	(24)	(978)
Income tax benefit	(1,133)	—	(1,042)	(6)
Core FFO attributable to common stockholders	$313,259	$316,522	$649,016	$636,398

Weighted average common shares outstanding - diluted	140,738,160	139,618,231	140,752,331	139,227,376

EPS per common share - diluted	$1.21	$1.21	$2.41	$2.43
FFO per common share - diluted	$2.21	$2.24	$4.49	$4.55
Core FFO per common share - diluted	$2.23	$2.27	$4.61	$4.57
_________________________

(1)	Amount for the three and six months ended June 30, 2020 includes the sale of 16 and 52 residential condominiums, respectively, at The Park Loggia.

(2)
The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing and administrative costs for the three and six months ended June 30, 2020 are gains of $1,348 and $4,808, respectively, and for the three and six months ended June 30, 2019 are losses of $945 and $1,418, respectively.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2020	6/30/2019	6/30/2020	6/30/2019
Net cash provided by operating activities	$287,213	$275,946	$628,917	$637,732
Net cash used in investing activities	$(49,061)	$(276,838)	$(185,128)	$(590,024)
Net cash (used in) provided by financing activities	$(690,879)	$135,729	$(155,709)	$64,472

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

Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions. Cash flows from operations are determined by operating activities and factors including but not limited to (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels, (iv) uncollectible lease revenue levels or interruptions in collections caused by market conditions and (iv) operating expenses with respect to apartment homes. The timing and type of capital markets activity in which we engage is affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital. Our plans for development, redevelopment, non-routine capital expenditure, acquisition and disposition activity are affected by market conditions and capital availability. We frequently review our liquidity needs, especially in periods with volatile market conditions, as well as the adequacy of cash flows from operations and other expected liquidity sources to meet these needs.

We had cash and cash equivalents and restricted cash of $415,694,000 at June 30, 2020, an increase of $288,080,000 from $127,614,000 at December 31, 2019. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash and cash equivalents and restricted cash due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities decreased to $628,917,000 for the six months ended June 30, 2020 from $637,732,000 for the six months ended June 30, 2019.

Investing Activities — Net cash used in investing activities totaled $185,128,000 for the six months ended June 30, 2020. The net cash used was primarily due to:

•	investment of $383,139,000 in the development and redevelopment of communities; and

•	capital expenditures of $66,319,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•net proceeds from the sale of for-sale residential condominiums of $155,217,000; and
•net proceeds from the disposition of two operating communities of $132,882,000.

Financing Activities — Net cash used in financing activities totaled $155,709,000 for the six months ended June 30, 2020.  The net cash provided by was primarily due to:

•	repayments of unsecured notes in the amount of $958,680,000;

•	payment of cash dividends in the amount of $437,326,000; and

•	repayment of a mortgage note payable in the amount of $56,852,000 that was subsequently refinanced, as discussed below.

These amounts are partially offset by:

•	proceeds from the issuance of unsecured notes in the amount of $1,296,581,000; and

•	the issuance of a secured note that was part of a refinancing, as discussed above, in the amount of $51,000,000.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.93% at July 31, 2020), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating).

We had no borrowings outstanding under the Credit Facility and had $4,852,000 outstanding in letters of credit that reduced our borrowing capacity as of July 31, 2020. In addition, we had $32,322,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of July 31, 2020.

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

We were in compliance with these covenants at June 30, 2020.

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

Continuous Equity Offering Program

In May 2019, we commenced a fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. As of July 31, 2020, there are no outstanding forward sales agreements. As of July 31, 2020, we had $752,878,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

The following activity occurred during the six months ended June 30, 2020:

•
We settled an aggregate of $600,000,000 of forward interest rate swap agreements, making aggregate payments of $25,135,000. Of the positions settled, $250,000,000 were forward interest swaps that we had entered into during 2020.

◦
In conjunction with the issuance of our $700,000,000 unsecured notes due 2030 in February 2020, we settled $350,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $20,314,000.

◦
In conjunction with the issuance of our $600,000,000 unsecured notes due 2031 in May 2020, we settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $4,821,000.

•
We entered into an additional $100,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of our expected debt issuance activity in 2021.

In July 2020, we entered into $50,000,000 of forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of our expected debt issuance activity in 2021.

At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors voted to terminate our prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in our discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. We intend that funds used for the stock repurchase program will be matched over time with the proceeds from sales of existing apartment communities and in some cases with newly issued debt, but initially may be funded from existing cash balances, retained cash flow and/or our Credit Facility. There have been no stock repurchases under this program through the date on which this report was filed.

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

The following debt activity occurred during the six months ended June 30, 2020:

•
In February 2020, we issued $700,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $694,701,000. The notes mature in March 2030 and were issued at a 2.30% interest rate.

•
In February 2020, we refinanced the secured borrowing for Avalon San Bruno III. The secured borrowing had a fixed interest rate of 3.08% and was refinanced for a principal balance of $51,000,000, with a fixed interest rate of 2.38% and maturity date of March 2027.

•
In March 2020, we repaid (i) $400,000,000 principal amount of our 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of our 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with these repayments, we recognized a loss on debt extinguishment of $9,170,000 for prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

•
In May 2020, we issued $600,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $593,430,000. The notes mature in January 2031 and were issued at a 2.45% interest rate.

•
In May 2020, we repaid $300,000,000 principal amount of variable rate unsecured notes in advance of the January 2021 scheduled maturity, recognizing a charge of $268,000 for the non-cash write-off of deferred financing costs.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2020 and December 31, 2019 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2019	6/30/2020	2020	2021	2022	2023	2024	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,995	$36,701	$302	$629	$663	$699	$737	$33,671
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,195	98,901	302	629	663	699	737	95,871
Variable rate
Avalon Acton	1.13%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.78%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.78%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.70%	May-2029	(4)	98,200	93,500	—	5,200	5,600	6,100	6,800	69,800
Avalon San Bruno I	1.67%	Dec-2037	(4)	64,450	64,450	1,400	1,900	2,000	2,200	2,200	54,750
				476,150	471,450	1,400	7,100	7,600	8,300	9,000	438,050
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021	(5)	250,000	—	—	—	—	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	450,000	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	250,000	—	—
$400 million unsecured notes	3.78%	Oct-2020	(5)	400,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	350,000	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	300,000	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		—	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		—	600,000	—	—	—	—	—	600,000
Avalon Walnut Creek	4.00%	Jul-2066		3,847	3,847	—	—	—	—	—	3,847
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,435	28,143	299	27,844	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	13,665	12,925	755	1,575	1,655	1,740	1,840	5,360
Avalon San Bruno III	3.18%	Jun-2020	(6)	50,825	—	—	—	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027	(6)	—	51,000	—	—	—	—	—	51,000
Avalon Hoboken	3.55%	Dec-2020		67,904	67,904	67,904	—	—	—	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,230,026	6,879,169	68,958	29,419	451,655	601,740	301,840	5,425,557

Variable rate
Term Loan - $100 million	2.03%	Feb-2022		100,000	100,000	—	—	100,000	—	—	—
Term Loan - $150 million	1.96%	Feb-2024		150,000	150,000	—	—	—	—	150,000	—
$300 million unsecured notes	2.45%	Jan-2021	(7)	300,000	—	—	—	—	—	—	—
				550,000	250,000	—	—	100,000	—	150,000	—

Total indebtedness - excluding Credit Facility				$7,355,371	$7,699,520	$70,660	$37,148	$559,918	$610,739	$461,577	$5,959,478
_________________________

(1)	Rates are given as of June 30, 2020 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.

(2)
Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $51,562 and $41,352 as of June 30, 2020 and December 31, 2019, respectively, and deferred financing costs and debt discount associated with secured notes of $17,748 and $17,729 as of June 30, 2020 and December 31, 2019, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.

(3)	Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.

(4)	Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)	In March 2020, we repaid these borrowings in advance of their scheduled maturity date.

(6)	In February 2020, we repaid a borrowing secured by this community and subsequently refinanced the secured borrowing.

(7)	In May 2020, we repaid this borrowing in advance of the scheduled maturity date.

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

As discussed in this Form 10-Q, as of June 30, 2020, construction has been restarted at all six Development Communities where construction previously had been temporarily suspended, and construction work at our remaining sites that had been slowed is largely back to normal pace. Before beginning new construction or reconstruction activity in 2020, including activity related to communities owned by unconsolidated joint ventures, we intend to plan adequate financing to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write-off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of June 30, 2020, we had investments in unconsolidated real estate entities accounted for under the equity method of accounting shown in the following table, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of June 30, 2020, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of Apartment homes	Total capitalized cost (1)	Debt (2)
						Interest rate (3)	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYC Joint Venture
1. Avalon Bowery Place I - New York, NY		206	$209,076	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	90,775	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (4)		295	210,847	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (5)		305	127,740	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (5)		405	121,223	84,000	Fixed	4.01%	Jan 2029
Total NYC Joint Venture	20.0%	1,301	759,661	395,939		3.88%

Archstone Multifamily Partners AC LP (the "U.S. Fund")
1. Avalon Studio 4121 - Studio City, CA		149	57,179	27,324	Fixed	3.34%	Nov 2022
2. Avalon Venice on Rose - Venice, CA		70	57,455	27,245	Fixed	3.28%	Sep 2020 (6)
3. Avalon Station 250 - Dedham, MA		285	98,189	53,229	Fixed	3.73%	Sep 2022
4. Avalon Grosvenor Tower - Bethesda, MD		237	80,591	41,261	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	741	293,414	149,059		3.58%

Multifamily Partners AC JV LP (the “AC JV”)
1. Avalon North Point - Cambridge, MA (7)		426	190,173	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,888	—	N/A	N/A	N/A
Total AC JV	20.0%	529	217,061	111,653		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	126,906	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,310	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	146,289	124,310		3.27%

Total Unconsolidated Investments		3,189	$1,416,425	$780,961		4.03%
_____________________________

(1)	Represents total capitalized cost as of June 30, 2020.

(2)	We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment.

(3)	Represents weighted average rate on outstanding debt as of June 30, 2020.

(4)	Borrowing on this community is comprised of two mortgage loans.

(5)	Borrowing on this dual-branded community is comprised of a single mortgage loan.

(6)	The original maturity date of the borrowing was July 2020, which was extended to September 2020 through a forbearance agreement.

(7)	Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

In July 2020, we entered into a joint venture which will develop, own and operate AVA Arts District. AVA Arts District is expected to be a 475 apartment home community in Los Angeles, CA, that will be developed for a projected total capitalized cost to the joint venture of $279,000,000. We own a 25.0% interest in the venture, and the venture partner owns the remaining 75.0% interest. The venture expects to obtain a $167,000,000 construction loan to fund the development of AVA Arts District. Our total expected equity investment is approximately $28,000,000, of which $13,000,000 has already been spent.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of June 30, 2020, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2020, we owned or held a direct or indirect interest in 19 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 6,198 apartment homes and 64,000 square feet of retail space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,399,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary) unless otherwise noted in the table.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Public Market Emeryville, CA	289	$175	Q4 2016	Q3 2019	Q3 2020	Q4 2020
2.	Avalon Yonkers Yonkers, NY	590	196	Q4 2017	Q3 2019	Q2 2021	Q4 2021
3.	AVA Hollywood (4) Hollywood, CA	695	375	Q4 2016	Q4 2019	Q1 2021	Q3 2021
4.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q2 2021
5.	Avalon Walnut Creek II Walnut Creek, CA	200	113	Q4 2017	Q3 2020	Q4 2020	Q2 2021
6.	Avalon Doral Doral, FL	350	116	Q2 2018	Q3 2020	Q4 2020	Q3 2021
7.	Avalon 555 President Baltimore, MD	400	139	Q3 2018	Q3 2020	Q3 2021	Q4 2021
8.	Avalon Old Bridge Old Bridge, NJ	252	72	Q3 2018	Q3 2020	Q2 2021	Q3 2021
9.	Avalon Newcastle Commons II Newcastle, WA	293	107	Q4 2018	Q4 2020	Q3 2021	Q1 2022
10.	Twinbrook Station Rockville, MD	238	66	Q4 2018	Q4 2020	Q2 2021	Q4 2021
11.	Avalon Harrison (4) Harrison, NY	143	77	Q4 2018	Q2 2021	Q2 2022	Q3 2022
12.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q3 2022
13.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
14.	Avalon Marlborough II Marlborough, MA	123	42	Q2 2019	Q3 2020	Q4 2020	Q1 2021
15.	Avalon Acton II Acton, MA	86	31	Q4 2019	Q3 2020	Q1 2021	Q1 2021
16.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q3 2022
17.	AVA RiNo Denver, CO	246	87	Q4 2019	Q1 2022	Q2 2022	Q4 2022
18.	Avalon Monrovia Monrovia, CA	154	68	Q4 2019	Q1 2021	Q3 2021	Q4 2021
19.	Avalon Alderwood Mall (5) Lynnwood, WA	328	110	Q4 2019	Q4 2021	Q2 2022	Q4 2022
	Total	6,198	$2,399
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

(2)	Initial projected occupancy dates are estimates. There can be no assurance that we will pursue to completion any or all of these proposed developments.

(3)	Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.

(4)	Development Communities containing at least 10,000 square feet of retail space include AVA Hollywood (19,000 square feet) and Avalon Harrison (27,000 square feet).

(5)
We are developing this project within an unconsolidated joint venture that was formed in December 2019, in which we own a 50.0% interest. The information above represents the total cost for the venture.

During the three months ended June 30, 2020, we did not complete any developments.

Development Rights

At June 30, 2020, we had $39,829,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $81,395,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 28 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of June 30, 2020 includes $28,900,000 in original land acquisition costs, net of any impairment loss recognized. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,786 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 22 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. For the other six Development Rights, we own the land, of which four are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process.  The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses.  In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery.  Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred.  In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the six months ended June 30, 2020, we incurred a charge of $3,722,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of June 30, 2020:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	3	394	$156
Metro NY/NJ	13	5,366	2,246
Mid-Atlantic	—	—	—
Pacific Northwest	3	1,121	441
Northern California	4	1,198	661
Southern California	1	475	278
Southeast Florida	1	254	95
Denver, CO	3	978	325
Total	28	9,786	$4,202
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

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability, pandemic or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Part I, Item 1A. “Risk Factors” of our Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

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

We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for (i) 100% of the first $25,000,000 of losses (per occurrence) and 10% of the second $25,000,000 of losses (per occurrence) incurred by the master property insurance policy and (ii) covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance.

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

An additional consideration for insurance coverage and potential uninsured losses is mold growth or other environmental contamination. Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. If a significant mold problem arises at one of our communities, we could be required to undertake a costly remediation program to contain or remove the mold from the affected community and could be exposed to other liabilities. For further discussion of the risks and our related prevention and remediation activities, please refer to the discussion under Part I, Item 1A. “Risk Factors - We may incur costs due to environmental contamination or non-compliance” of our Form 10-K. We cannot provide assurance that we will have coverage under our existing policies for property damage or liability to third parties arising as a result of exposure to mold or a claim of exposure to mold at one of our communities.

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

We cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect our current expectations of the approximate outcomes of the matters discussed. We do not undertake a duty to update these forward-looking statements, and therefore they may not represent our estimates and assumptions after the date of this report. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by these forward-looking statements. You should carefully review the discussion under Part I, Item 1A. "Risk Factors" of our Form 10-K and Part II, Item 1A. "Risk Factors" in this report, for further discussion of risks associated with forward-looking statements.

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

•	we may be unsuccessful in our management of joint ventures and the REIT vehicles that are used with certain joint ventures;

•	we may be unsuccessful in managing changes in our portfolio composition;

•	laws and regulations implementing rent control or rent stabilization, or otherwise limiting our ability to increase rents, charge fees or evict tenants, may impact our revenue or increase our costs;

•	our expectations, estimates and assumptions as of the date of this filing regarding outstanding legal proceedings are subject to change; and

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, onsite maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. The Company is contesting the election on various grounds. On May 28, 2020, the Company filed a request with the National Labor Relations Board (“NLRB”) in Washington D.C. asking it to review the decisions by the local hearing officer and a regional director for the NLRB that rejected the Company’s objections. The Company does not believe that this matter and the possible representation by Local 30 of our maintenance associates in Westchester County will have a material adverse effect on the Company's financial condition or its results of operations.

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

Since its discovery in December 2019, a new strain of coronavirus has spread from China to many other countries, including the United States, and has caused the spread of the COVID-19 respiratory disease. As a result of the outbreak, the World Health Organization has declared a pandemic, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States which was most recently renewed as of July 25, 2020, and many state governors, including in the states where we do business, have declared states of emergency. Considerable uncertainty still surrounds the ultimate impact and duration of the COVID-19 pandemic, including the effectiveness of any responses taken on a national and local level, the availability of supplies and testing to address the pandemic, the response time for obtaining test results, the potential and timing for development of effective treatments or vaccines and the economic effects of the COVID-19 pandemic. However, measures taken to date to limit the impact and spread of COVID-19, including social distancing and other restrictions on travel, congregation and business operations, have already resulted in significant negative economic impacts, including the impacts on the Company described in this report. The long-term impact of COVID-19 on the United States and world economies remains uncertain, and the duration, scope and significance of any resulting economic downturn cannot currently be predicted.

The global impact of the COVID-19 pandemic continues to evolve, and the ongoing extent of its effect on our operational and financial performance will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many of the risk factors set forth in the Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as posed by COVID-19.

Impact of COVID-19 on Our Operations

Our operating results depend, in large part, on revenues derived from leasing apartment homes in our communities to residential tenants, the ability of our residents to earn sufficient income to pay their rents in a timely manner, the extent to which we waive late and other customary fees associated with the apartment rental process, and our ability to limit uncollectible lease revenue and maintain operating results by evicting and re-leasing apartment homes when residents remain delinquent in their payment of rent. The market and economic challenges created by the COVID-19 pandemic, and governmental measures implemented to prevent its spread and cushion the economic impact on consumers, may adversely affect our revenues, net income and NOI, returns on investment and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. Operating impacts from the COVID-19 pandemic include the following:

•
The spread of the COVID-19 virus and related government actions could result in further increases in unemployment, and residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ rent obligations and may not be able to do so on terms as favorable to us as those currently in place. In response to the COVID-19 pandemic, numerous state, local, and federal efforts have also imposed restrictions, for varying times and to varying degrees, on our ability to enforce residents’ contractual lease obligations, and this will affect our ability (until a restriction is lifted or expires) to collect rent or enforce all our remedies (such as eviction) for the failure to pay rent. In addition to these regulatory limits on evictions, in practical terms many of the housing courts and sheriff’s offices on which we rely to enforce our rights are not operating at the same level of volume or effectiveness as before the pandemic.

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

•
Various state, local and federal rules have required us, in some jurisdictions or for some properties, to waive late fees and certain other customary fees associated with our apartment rental business, and may do so in the future. We have elected at times to also waive these fees even where or when not required, and may do so in the future. These requirements or practices have resulted, and to the extent implemented or continued, may in the future result in foregone revenue.

•	Our properties may also incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

•
The pandemic may depress demand among consumers for our apartments for a variety of reasons. Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live somewhere other than our markets. Low interest rates that are caused by the pandemic and government responses may encourage consumers who would otherwise rent to seek out single family ownership. Additionally, during the pandemic we expect that demand from students and corporate apartment homes may remain below pre-pandemic levels if institutions of higher learning turn to online education or business activity and travel remain at lower levels than before the pandemic.

•
Social distancing and other measures in response to the pandemic have caused us to revise the manner in which we meet with prospective residents and serve current residents. For example, many prospective residents are visiting apartments virtually or on a self-tour rather than being accompanied by a leasing consultant. In addition, in many communities various common area amenities are closed. These factors may affect resident satisfaction and leasing velocity.

In addition to renting apartment homes directly to residents, we also lease ancillary retail space at our communities and lease apartment homes to corporate apartment home providers. In 2019, 1.4% of our total revenue was from commercial retail tenants and 3.4% of our total residential revenue was from corporate apartment home providers. We are experiencing a higher rate of delinquency from commercial retail and corporate apartment home tenants than from residential tenants. There may also be a greater risk of bankruptcy and default from commercial retail and corporate apartment home providers.

Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue and NOI.

Emergency orders shutting down non-essential businesses, limiting congregations of people, and requiring social distancing have also disrupted our development and construction activity. At times we have had to temporarily cease or slow down construction at various of our Development Communities. To the extent we experience cessations or delays in construction, our construction costs may increase and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

The same factors as described immediately above as impacting the pace of our development may also impact our workforce. Many associates, particularly in overhead positions, are working remotely. This disruption in the normal operations of our workforce, as well as the possibility of illness among our key associates or a substantial portion of our workforce, could also adversely affect our operations.

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

In light of the disruptions caused by the COVID-19 pandemic, bank lending, capital and other financial markets and sources may deteriorate and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. A constriction on lending by financial institutions could reduce the number of properties we can develop, redevelop or acquire, our cash flow from operations and our ability to make cash distributions to our stockholders.

We may in the future choose to pay taxable dividends in our stock instead of cash, in which case stockholders may be required to pay income taxes in excess of the cash dividends they receive. See Part I, Item 1A. "Risk Factors - We may choose to pay dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive" of our Form 10-K for discussion.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)(3)
April 1 - April 30, 2020	2,652	$147.17	—	$200,000
May 1 - May 31, 2020	86	$158.44	—	$200,000
June 1 - June 30, 2020	—	$—	—	$200,000
___________________________________

(1)	Reflects shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.

(2)	As of July 31, 2020, the maximum dollar amount that may yet be purchased under the plans or programs was $500,000,000.

(3)
As disclosed in our Form 10-Q for the quarter ended March 31, 2008, represents remaining repurchase authority as of the indicated month end under the Amended 2005 Stock Repurchase Program. In July 2020, the Board of Directors voted to terminate the Amended 2005 Stock Repurchase Program and approve the 2020 Stock Repurchase Program, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

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

3(i).2	—	Articles of Amendment, dated as of October 2, 1998. (Incorporated by reference to Exhibit 3(i).2 to Form 10-K of the Company filed March 1, 2007.)
3(i).3	—	Articles of Amendment, dated as of May 22, 2013. (Incorporated by reference to Exhibit 3(i).3 to Form 8-K of the Company filed May 22, 2013.)
3(i).4	—	Articles of Amendment, dated as of May 14, 2020. (Incorporated by reference to Exhibit 3(i).4 to Form 8-K of the Company filed May 15, 2020.)
3(ii).1	—
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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 5, 2020	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 5, 2020	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)