Form 10-Q
period 2020-09-30
AVALONBAY COMMUNITIES INC
filed 2020-11-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,608,983 shares of common stock, par value $0.01 per share, were outstanding as of October 30, 2020.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2020	12/31/2019
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,392,228	$4,299,162
Buildings and improvements	17,093,580	16,668,496
Furniture, fixtures and equipment	913,687	829,242
	22,399,495	21,796,900
Less accumulated depreciation	(5,644,219)	(5,164,398)
Net operating real estate	16,755,276	16,632,502
Construction in progress, including land	1,200,502	1,303,751
Land held for development	43,494	—
For-sale condominium inventory	298,429	457,809
Real estate assets held for sale, net	—	38,927
Total real estate, net	18,297,701	18,432,989

Cash and cash equivalents	87,530	39,687
Cash in escrow	94,870	87,927
Resident security deposits	31,949	34,224
Investments in unconsolidated real estate entities	194,317	165,806
Deferred development costs	73,748	70,486
Prepaid expenses and other assets	206,873	164,971
Right of use lease assets	157,623	124,961
Total assets	$19,144,611	$19,121,051

LIABILITIES AND EQUITY
Unsecured notes, net	$6,700,250	$6,358,648
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	863,396	937,642
Dividends payable	225,025	215,414
Payables for construction	88,040	92,135
Accrued expenses and other liabilities	292,275	274,013
Lease liabilities	182,859	140,468
Accrued interest payable	62,248	47,154
Resident security deposits	57,683	61,752
Liabilities related to real estate assets held for sale	—	375
Total liabilities	8,471,776	8,127,601

Commitments and contingencies

Redeemable noncontrolling interests	2,593	3,252

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2020 and December 31, 2019; zero shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2020 and December 31, 2019; 139,828,685 and 140,643,962 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,398	1,406
Additional paid-in capital	10,681,158	10,736,733
Accumulated earnings less dividends	29,705	282,913
Accumulated other comprehensive loss	(42,617)	(31,503)
Total stockholders' equity	10,669,644	10,989,549
Noncontrolling interests	598	649
Total equity	10,670,242	10,990,198
Total liabilities and equity	$19,144,611	$19,121,051

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Revenue:
Rental and other income	$566,387	$586,382	$1,742,509	$1,727,576
Management, development and other fees	1,017	1,231	2,950	3,484
Total revenue	567,404	587,613	1,745,459	1,731,060

Expenses:
Operating expenses, excluding property taxes	143,909	133,445	406,991	389,825
Property taxes	68,934	64,374	202,973	187,890
Interest expense, net	53,249	51,493	162,562	149,395
(Gain) loss on extinguishment of debt, net	(105)	93	9,333	602
Depreciation expense	175,348	165,463	529,508	490,213
General and administrative expense	13,985	12,769	46,878	45,440
Expensed transaction, development and other pursuit costs, net of recoveries	567	175	4,289	2,562
Total expenses	455,887	427,812	1,362,534	1,265,927

Equity in income of unconsolidated real estate entities	5,083	1,643	6,770	780
Gain on sale of communities	31,607	130,484	91,338	165,849
Gain on other real estate transactions, net	129	73	328	374
Gain on for-sale condominiums, net of marketing and administrative costs	(646)	(1,108)	4,162	(2,526)

Income before income taxes	147,690	290,893	485,523	629,610
Income tax benefit (expense)	27	(11,184)	1,069	(11,178)

Net income	147,717	279,709	486,592	618,432
Net income attributable to noncontrolling interests	(14)	(32)	(90)	(108)

Net income attributable to common stockholders	$147,703	$279,677	$486,502	$618,324

Other comprehensive income (loss):
Gain (loss) on cash flow hedges	1,333	(13,644)	(17,731)	(23,763)
Cash flow hedge losses reclassified to earnings	2,367	1,746	6,617	4,825
Comprehensive income	$151,403	$267,779	$475,388	$599,386

Earnings per common share - basic:
Net income attributable to common stockholders	$1.05	$2.00	$3.46	$4.44

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.05	$2.00	$3.46	$4.43

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2020	9/30/2019
Cash flows from operating activities:
Net income	$486,592	$618,432
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	529,508	490,213
Amortization of deferred financing costs	5,617	5,458
Amortization of debt discount	1,321	1,186
Loss on extinguishment of debt, net	9,333	602
Amortization of stock-based compensation	17,753	20,810
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	5,204	10,787
Abandonment of development pursuits	2,095	1,080
Cash flow hedge losses reclassified to earnings	6,617	4,825
Gain on sale of real estate assets	(96,823)	(166,223)
Gain on for-sale condominiums	(8,174)	—
Increase in resident security deposits, prepaid expenses and other assets	(36,332)	(29,804)
Increase in accrued expenses, other liabilities and accrued interest payable	39,363	57,556
Net cash provided by operating activities	962,074	1,014,922

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(562,334)	(791,551)
Acquisition of real estate assets, including partnership interest	—	(286,804)
Capital expenditures - existing real estate assets	(76,860)	(92,825)
Capital expenditures - non-real estate assets	(24,720)	(4,223)
Decrease in payables for construction	(4,095)	(3,390)
Proceeds from sale of real estate, net of selling costs	186,090	421,735
Proceeds from the sale of for-sale condominiums, net of selling costs	170,604	—
Mortgage note receivable lending	(260)	(565)
Mortgage note receivable payments	3,419	978
Distributions from unconsolidated real estate entities	9,877	694
Investments in unconsolidated real estate entities	(23,044)	(1,253)
Net cash used in investing activities	(321,323)	(757,204)

Cash flows from financing activities:
Issuance of common stock, net	1,599	207,789
Repurchase of common stock, net	(137,458)	—
Dividends paid	(661,000)	(627,467)
Issuance of mortgage notes payable	51,000	30,250
Repayments of mortgage notes payable, including prepayment penalties	(125,427)	(160,709)
Issuance of unsecured notes	1,296,581	449,804
Repayment of unsecured notes, including prepayment penalties	(958,681)	—
Payment of deferred financing costs	(11,278)	(10,910)
Payment for termination of forward interest rate swaps	(25,135)	(12,309)
(Payment to) contribution from noncontrolling interest	(59)	455
Payments related to tax withholding for share-based compensation	(14,752)	(15,961)
Distributions to DownREIT partnership unitholders	(36)	(34)
Distributions to joint venture and profit-sharing partners	(319)	(336)
Preferred interest obligation redemption and dividends	(1,000)	(1,400)
Net cash used in financing activities	(585,965)	(140,828)

Net increase in cash, cash equivalents and cash in escrow	54,786	116,890

Cash, cash equivalents and cash in escrow, beginning of period	127,614	217,864
Cash, cash equivalents and cash in escrow, end of period	$182,400	$334,754

Cash paid during the period for interest, net of amount capitalized	$133,913	$114,400
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the nine months ended
	9/30/2020	9/30/2019
Cash and cash equivalents	$87,530	$246,425
Cash in escrow	94,870	88,329
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$182,400	$334,754

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2020:

•As described in Note 4, "Equity," 165,426 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares, and the remaining 69,109 shares valued at $15,285,000 were issued in connection with new stock grants; 1,967 shares valued at $339,000 were issued through the Company's dividend reinvestment plan; 73,103 shares valued at $14,752,000 were withheld to satisfy employees' tax withholding and other liabilities; and 7,421 restricted shares with an aggregate value of $1,187,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,391,000.

•The Company recorded a decrease of $387,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units. For further discussion of the nature and valuation of these items, see Note 11, "Fair Value."

•The Company recorded an increase in prepaid expenses and other assets of $1,413,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $6,617,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

During the nine months ended September 30, 2019:

•The Company issued 150,359 shares of common stock as part of the Company's stock-based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 77,287 shares valued at $15,145,000 were issued in connection with new stock grants; 1,594 shares valued at $314,000 were issued through the Company's dividend reinvestment plan; 83,602 shares valued at $15,961,000 were withheld to satisfy employees' tax withholding and other liabilities; and 1,730 restricted shares with an aggregate value of $305,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $213,070,000.

•The Company recorded an increase of $382,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase to accrued expenses and other liabilities of $17,824,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $4,825,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•The Company recorded $122,276,000 of lease liabilities and offsetting right of use lease assets for its ground and office leases, upon the adoption of ASU 2016-02, Leases, as of January 1, 2019.

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

At September 30, 2020, the Company owned or held a direct or indirect ownership interest in 275 operating apartment communities containing 80,292 apartment homes in 11 states and the District of Columbia, of which one community containing 344 apartment homes was under redevelopment. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,384 apartment homes when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 59 have been sold as of September 30, 2020, and 67,000 square feet of commercial space, of which 64% has been leased as of September 30, 2020. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 27 communities that, if developed as expected, will contain an estimated 9,320 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2019 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Basic and diluted shares outstanding
Weighted average common shares - basic	140,271,574	139,340,142	140,366,438	138,931,955
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	324,648	505,032	328,865	498,609
Weighted average common shares - diluted	140,603,722	139,852,674	140,702,803	139,438,064

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$147,703	$279,677	$486,502	$618,324
Net income allocated to unvested restricted shares	(342)	(704)	(1,158)	(1,655)
Net income attributable to common stockholders, adjusted	$147,361	$278,973	$485,344	$616,669

Weighted average common shares - basic	140,271,574	139,340,142	140,366,438	138,931,955

Earnings per common share - basic	$1.05	$2.00	$3.46	$4.44

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$147,703	$279,677	$486,502	$618,324
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	12	11	36	34
Adjusted net income attributable to common stockholders	$147,715	$279,688	$486,538	$618,358

Weighted average common shares - diluted	140,603,722	139,852,674	140,702,803	139,438,064

Earnings per common share - diluted	$1.05	$2.00	$3.46	$4.43

All options to purchase shares of common stock outstanding as of September 30, 2020 and 2019 are included in the computation of diluted earnings per share.

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

Leases

The Company is party to leases as both a lessor and a lessee, primarily as follows:

•lessor of residential and commercial space within its apartment communities; and
•lessee under (i) ground leases for land underlying current operating or development communities and (ii) office leases for its corporate headquarters and regional offices.

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

Lessor Considerations

The Company evaluates leases in which it is the lessor, which are composed of residential and commercial leases at its apartment communities, and determined these leases to be operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the noncancellable term of the lease, which, for residential leases, is generally one year. Some of the Company’s commercial leases have fixed-price renewal options, and the lessee may be able to exercise its renewal option at an amount less than the fair value of the rent at such time. The Company only includes renewal options in the lease term if, at the commencement of the lease, it is reasonably certain that the lessee will exercise this option.

Revenue and Gain Recognition

Revenue from contracts with customers is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842, Leases, discussed above. The Company's revenue streams that are not accounted for under ASC 842 include (i) management fees, (ii) rental and non-rental related income and (iii) gains or losses on the sale of real estate.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2020 and 2019. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through September 30, 2020, or otherwise qualify as held for sale as of September 30, 2020, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended September 30, 2020
Management, development and other fees	$—	$—	$—	$1,017	$1,017
Rental and non-rental related income (2)	1,959	477	337	—	2,773
Total non-lease revenue (3)	1,959	477	337	1,017	3,790

Lease income (4)	506,587	34,333	20,963	—	561,883
Business interruption insurance proceeds	12	270	—	—	282

Total revenue	$508,558	$35,080	$21,300	$1,017	$565,955

For the period ended September 30, 2019
Management, development and other fees	$—	$—	$—	$1,231	$1,231
Rental and non-rental related income (2)	1,796	445	133	—	2,374
Total non-lease revenue (3)	1,796	445	133	1,231	3,605

Lease income (4)	539,634	29,754	8,219	—	577,607
Business interruption insurance proceeds	307	—	—	—	307

Total revenue	$541,737	$30,199	$8,352	$1,231	$581,519

	For the nine months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the period ended September 30, 2020
Management, development and other fees	$—	$—	$—	$2,950	$2,950
Rental and non-rental related income (2)	5,416	1,271	884	—	7,571
Total non-lease revenue (3)	5,416	1,271	884	2,950	10,521

Lease income (4)	1,567,170	103,705	57,519	—	1,728,394
Business interruption insurance proceeds	115	270	—	—	385

Total revenue	$1,572,701	$105,246	$58,403	$2,950	$1,739,300

For the period ended September 30, 2019
Management, development and other fees	$—	$—	$—	$3,484	$3,484
Rental and non-rental related income (2)	5,753	1,078	224	—	7,055
Total non-lease revenue (3)	5,753	1,078	224	3,484	10,539

Lease income (4)	1,599,224	76,671	15,596	—	1,691,491
Business interruption insurance proceeds	914	—	—	—	914

Total revenue	$1,605,891	$77,749	$15,820	$3,484	$1,702,944
__________________________________
(1)Revenue represents third-party management, asset management and developer fees and miscellaneous income which are not allocated to a reportable segment.
(2)Amounts include revenue streams related to leasing activities that are not considered components of a lease, including but not limited to, apartment hold fees and application fees, as well as revenue streams not related to leasing activities, including but not limited to, vendor revenue sharing, building advertising, vending and dry cleaning revenue.
(3)Represents all revenue accounted for under ASU 2014-09.
(4)Amounts include all revenue streams derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on (i) the duration and severity of the pandemic, (ii) the duration and nature of governmental responses to contain the spread of the disease and assist consumers and businesses, (iii) consumer and business responses to the pandemic, including preference for where and how to live and work, and (iv) how quickly and to what extent normal economic and operating conditions can resume. Because of this uncertainty, the Company is not able to estimate the expected impact of the COVID-19 pandemic on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020 at this time.

As of September 30, 2020, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and commercial lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $18,755,000 and $43,034,000 for the three and nine months ended September 30, 2020, respectively, under ASC 842 and ASC 450, Contingencies.

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

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $11,221,000 and $15,443,000 for the three months ended September 30, 2020 and 2019, respectively, and $33,738,000 and $50,159,000 for the nine months ended September 30, 2020 and 2019, respectively.

3.  Mortgage Notes Payable, Unsecured Notes, Term Loans and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the "Term Loans") and Credit Facility, as defined below, as of September 30, 2020 and December 31, 2019 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2020 and December 31, 2019, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	9/30/2020	12/31/2019

Fixed rate unsecured notes (1)	$6,500,000	$5,850,000
Variable rate unsecured notes (1)	—	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	409,649	479,221
Variable rate mortgage notes payable - conventional and tax-exempt (2)	471,450	476,150
Total mortgage notes payable and unsecured notes and Term Loans	7,631,099	7,355,371
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,631,099	$7,355,371
_____________________________________
(1)Balances at September 30, 2020 and December 31, 2019 exclude $10,782 and $8,610, respectively, of debt discount, and $38,968 and $32,742, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at September 30, 2020 and December 31, 2019 exclude $14,636 and $14,464, respectively, of debt discount, and $3,067 and $3,265, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2020:

•In February 2020, the Company issued $700,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $694,701,000. The notes mature in March 2030 and were issued at a 2.30% interest rate.

•In February 2020, the Company refinanced the secured borrowing for Avalon San Bruno III. The secured borrowing had a fixed interest rate of 3.08% and was refinanced for a principal balance of $51,000,000, with a fixed interest rate of 2.38% and maturity date of March 2027.

•In March 2020, the Company repaid (i) $400,000,000 principal amount of its 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of its 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with these repayments, the Company recognized a loss on debt extinguishment of $9,170,000 for prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

•In May 2020, the Company issued $600,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for net proceeds of approximately $593,430,000. The notes mature in January 2031 and were issued at a 2.45% interest rate.

•In May 2020, the Company repaid $300,000,000 principal amount of its variable rate unsecured notes in advance of the January 2021 scheduled maturity, recognizing a charge of $268,000 for the non-cash write-off of deferred financing costs.

•In August 2020, the Company repaid $67,904,000 principal amount of 4.18% fixed rate debt secured by Avalon Hoboken at par in advance of its December 2020 maturity date.

At September 30, 2020, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.92% at September 30, 2020), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating).

The Company had no borrowings outstanding under the Credit Facility as of September 30, 2020 and December 31, 2019. The Company had $3,752,000 and $11,488,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company had $31,822,000 and $24,939,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of September 30, 2020 and December 31, 2019, respectively.

In the aggregate, secured notes payable mature at various dates from April 2021 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,455,524,000, excluding communities classified as held for sale, as of September 30, 2020).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 3.9% at September 30, 2020 and December 31, 2019, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt) including the effect of certain financing related fees, was 1.7% and 3.2% at September 30, 2020 and December 31, 2019, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2020 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2020	$1,285	$—	$—	N/A
2021	9,304	27,844	—	N/A
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,677	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,408	—	525,000	3.450%
			300,000	3.500%
2026	13,445	—	475,000	2.950%
			300,000	2.900%
2027	15,080	236,100	400,000	3.350%
2028	20,607	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
Thereafter	189,362	245,338	700,000	2.300%
			600,000	2.450%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$305,567	$575,532	$6,750,000

The Company was in compliance at September 30, 2020 with customary financial covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2020 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2019	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	167,971	—	167,971	—	167,971
Loss on cash flow hedges, net	—	—	—	(17,603)	(17,603)	—	(17,603)
Cash flow hedge losses reclassified to earnings	—	—	—	1,949	1,949	—	1,949
Change in redemption value of redeemable noncontrolling interest	—	—	471	—	471	—	471
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(35)	(35)
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,083)	—	(224,083)	—	(224,083)
Issuance of common stock, net of withholdings	1	(12,492)	(1,616)	—	(14,107)	—	(14,107)
Amortization of deferred compensation	—	7,781	—	—	7,781	—	7,781
Balance at March 31, 2020	$1,407	$10,732,022	$225,656	$(47,157)	$10,911,928	$614	$10,912,542
Net income attributable to common stockholders	—	—	170,828	—	170,828	—	170,828
Loss on cash flow hedges, net	—	—	—	(1,461)	(1,461)	—	(1,461)
Cash flow hedge losses reclassified to earnings	—	—	—	2,301	2,301	—	2,301
Change in redemption value of redeemable noncontrolling interest	—	—	(146)	—	(146)	—	(146)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,172)	—	(224,172)	—	(224,172)
Issuance of common stock, net of withholdings	—	1,050	138	—	1,188	—	1,188
Amortization of deferred compensation	—	9,724	—	—	9,724	—	9,724
Balance at June 30, 2020	$1,407	$10,742,796	$172,304	$(46,317)	$10,870,190	$615	$10,870,805
Net income attributable to common stockholders	—	—	147,703	—	147,703	—	147,703
Gain on cash flow hedges, net	—	—	—	1,333	1,333	—	1,333
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	62	—	62	—	62
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(17)	(17)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,694)	—	(222,694)	—	(222,694)
Issuance of common stock, net of withholdings	—	105	—	—	105	—	105
Repurchase of common stock, including repurchase costs	(9)	(69,779)	(67,670)	—	(137,458)	—	(137,458)
Amortization of deferred compensation	—	8,036	—	—	8,036	—	8,036
Balance at September 30, 2020	$1,398	$10,681,158	$29,705	$(42,617)	$10,669,644	$598	$10,670,242

The following summarizes the changes in equity for the nine months ended September 30, 2019 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2018	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606	$—	$10,632,606
Net income attributable to common stockholders	—	—	170,366	—	170,366	—	170,366
Loss on cash flow hedges, net	—	—	—	(7,231)	(7,231)	—	(7,231)
Cash flow hedge losses reclassified to earnings	—	—	—	1,468	1,468	—	1,468
Change in redemption value of redeemable noncontrolling interest	—	—	(224)	—	(224)	—	(224)
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,166)	—	(212,166)	—	(212,166)
Issuance of common stock, net of withholdings	9	143,202	(1,892)	—	141,319	—	141,319
Amortization of deferred compensation	—	7,861	—	—	7,861	—	7,861
Balance at March 31, 2019	$1,394	$10,457,651	$306,861	$(31,907)	$10,733,999	$—	$10,733,999
Net income attributable to common stockholders	—	—	168,281	—	168,281	—	168,281
Loss on cash flow hedges, net	—	—	—	(2,888)	(2,888)	—	(2,888)
Cash flow hedge losses reclassified to earnings	—	—	—	1,611	1,611	—	1,611
Change in redemption value of redeemable noncontrolling interest	—	—	(45)	—	(45)	—	(45)
Noncontrolling interests income allocation	—	—	—	—	—	530	530
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,549)	—	(212,549)	—	(212,549)
Issuance of common stock, net of withholdings	3	50,803	—	—	50,806	—	50,806
Amortization of deferred compensation	—	10,785	—	—	10,785	—	10,785
Balance at June 30, 2019	$1,397	$10,519,239	$262,548	$(33,184)	$10,750,000	$530	$10,750,530
Net income attributable to common stockholders	—	—	279,677	—	279,677	—	279,677
Loss on cash flow hedges, net	—	—	—	(13,644)	(13,644)	—	(13,644)
Cash flow hedge losses reclassified to earnings	—	—	—	1,746	1,746	—	1,746
Change in redemption value of redeemable noncontrolling interest	—	—	(113)	—	(113)	—	(113)
Noncontrolling interests income allocation	—	—	—	—	—	118	118
Dividends declared to common stockholders ($1.52 per share)	—	—	(212,526)	—	(212,526)	—	(212,526)
Issuance of common stock, net of withholdings	—	(454)	(263)	—	(717)	—	(717)
Amortization of deferred compensation	—	10,002	—	—	10,002	—	10,002
Balance at September 30, 2019	$1,397	$10,528,787	$329,323	$(45,082)	$10,814,425	$648	$10,815,073

As of September 30, 2020 and December 31, 2019, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2020, the Company:

i.issued 1,902 shares of common stock in connection with stock options exercised;
ii.issued 1,967 common shares through the Company's dividend reinvestment plan;
iii.issued 165,426 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;
iv.withheld 73,103 common shares to satisfy employees' tax withholding and other liabilities;
v.issued 8,685 common shares through the Employee Stock Purchase Plan;
vi.canceled 7,421 common shares of restricted stock upon forfeiture; and
vii.purchased 912,733 common shares through the 2020 Stock Repurchase Program.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the nine months ended September 30, 2020 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2020, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors voted to terminate the Company’s prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2020, the Company repurchased 912,733 shares of common stock at an average price of $150.58 per share. As of September 30, 2020, the Company had $362,560,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and nine months ended September 30, 2020, the Company had no sales under the program. As of September 30, 2020, the Company had $752,878,000 remaining authorized for issuance under this program.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of September 30, 2020, the Company had investments in eight unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0%. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three and nine months ended September 30, 2020, Archstone Multifamily Partners AC LP (the "U.S. Fund") sold Avalon Venice on Rose, located in Venice, CA, containing 70 apartment homes and 9,000 square feet of commercial space for $65,000,000. The Company's share of the gain was $5,157,000. In conjunction with the disposition of this community, the U.S. Fund repaid $27,117,000 of secured indebtedness at par.

During the three and nine months ended September 30, 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes when complete. The Company has a 25.0% interest in the venture, and the venture partner owns the remaining 75.0% interest. The Company's total expected equity investment is approximately $27,600,000, of which $14,800,000 has already been contributed. The venture has secured a $165,600,000 variable rate construction loan to fund approximately 60% of the development of AVA Arts District, of which no amounts have been drawn as of September 30, 2020. The venture will commence draws under the loan subsequent to required equity contributions by the venture partners. The Company has guaranteed the construction loan on behalf of the venture, and any obligations under the construction loan guarantee, except for obligations arising from misconduct by the Company, are required capital contributions of the partners based on ownership interest. The venture is considered an unconsolidated VIE as the Company was not considered to be the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented, including development joint ventures started and unconsolidated communities sold during the respective periods (dollars in thousands):

	9/30/2020	12/31/2019
	(unaudited)
Assets:
Real estate, net	$1,222,762	$1,204,470
Other assets	265,048	196,488
Total assets	$1,487,810	$1,400,958

Liabilities and partners' capital:
Mortgage notes payable, net (1)	$749,555	$782,257
Other liabilities	158,875	157,379
Partners' capital	579,380	461,322
Total liabilities and partners' capital	$1,487,810	$1,400,958

_________________________________
(1)    The Company has not guaranteed the outstanding debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
	(unaudited)		(unaudited)
Rental and other income	$28,800	$37,382	$92,299	$108,635
Operating and other expenses	(12,782)	(14,535)	(37,034)	(42,624)
Gain on sale of communities	18,408	—	18,448	—
Interest expense, net	(8,024)	(8,385)	(24,133)	(25,482)
Depreciation expense	(8,704)	(9,324)	(26,106)	(49,366)
Net income (loss)	$17,698	$5,138	$23,474	$(8,837)

Company's share of net income (loss) (1)	$5,611	$2,175	$8,357	$2,377
Amortization of excess investment and other	(528)	(532)	(1,587)	(1,597)
Equity in income from unconsolidated real estate investments	$5,083	$1,643	$6,770	$780
_________________________________
(1)    Includes the Company's share of gain on sale of communities.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $4,289,000 and $2,562,000 for the nine months ended September 30, 2020 and 2019, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and nine months ended September 30, 2020 and 2019.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the for-sale condominium units exceeds the carrying value. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. In addition, the Company incurs marketing and administrative costs related to the for-sale condominiums. For the three and nine months ended September 30, 2020 and 2019, the Company did not identify any indicators of impairment for its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities, or impairments recognized by those entities, during the three and nine months ended September 30, 2020 and 2019.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2020:

Community Name	Location	Period of sale	Apartment homes	Gross sales price	Gain on Disposition (1)
Avalon Shelton	Shelton, CT	Q120	250	$64,750	$24,413
Avalon Tinton Falls	Tinton Falls, NJ	Q220	216	$64,900	$35,297
Avalon Towers	Long Beach, NY	Q320	109	$54,000	$31,603
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At September 30, 2020, the Company had no real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 67,000 square feet of commercial space. During the three and nine months ended September 30, 2020, the Company sold seven and 59 residential condominiums at The Park Loggia, for gross proceeds of $15,699,000 and $182,512,000, respectively, resulting in a gain in accordance with GAAP of $727,000 and $8,174,000, respectively. The Company incurred $1,373,000 and $1,108,000 during the three months ended September 30, 2020 and 2019, respectively, and $4,012,000 and $2,526,000 during the nine months ended September 30, 2020 and 2019, respectively, in marketing and administrative costs associated with The Park Loggia. All amounts are included in gain (loss) on for-sale condominiums, net of marketing and administrative costs, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2020, the unsold for-sale residential condominiums at The Park Loggia have an aggregate carrying value of $298,429,000, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

7. Commitments and Contingencies

Lease Obligations

The Company owns 11 apartment communities, one community under development and two commercial properties, located on land subject to ground leases expiring between October 2026 and March 2142. The Company has purchase options for all ground leases expiring prior to 2030, which allow the Company to buyout the respective leases for nominal consideration as such leases were structured public finance vehicles. The ground leases for 10 of 11 of the apartment communities and the rest of the ground leases are accounted for as operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 15 leases for its corporate and regional offices with varying terms through 2031, all of which are accounted for or will be accounted for as operating leases.

As of September 30, 2020 and December 31, 2019, the Company has total operating lease assets of $135,885,000 and $103,063,000, respectively, and total operating lease obligations of $162,683,000 and $120,261,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,958,000 and $3,618,000 for the three months ended September 30, 2020 and 2019, respectively, and $12,115,000 and $10,723,000 for the nine months ended September 30, 2020 and 2019, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and two leases for portions of parking garages, adjacent to apartment communities, that are accounted for as finance leases. As of September 30, 2020 and December 31, 2019, the Company has total finance lease assets of $21,738,000 and $21,898,000, respectively, and total finance lease obligations of $20,176,000 and $20,207,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker ("CODM") is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, gain on for-sale condominiums, net of marketing and administrative costs and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2020 and 2019 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net income	$147,717	$279,709	$486,592	$618,432
Indirect operating expenses, net of corporate income	23,837	20,195	70,043	62,935
Expensed transaction, development and other pursuit costs, net of recoveries	567	175	4,289	2,562
Interest expense, net	53,249	51,493	162,562	149,395
(Gain) loss on extinguishment of debt, net	(105)	93	9,333	602
General and administrative expense	13,985	12,769	46,878	45,440
Equity in income of unconsolidated real estate entities	(5,083)	(1,643)	(6,770)	(780)
Depreciation expense	175,348	165,463	529,508	490,213
Income tax (benefit) expense	(27)	11,184	(1,069)	11,178
Gain on sale of communities	(31,607)	(130,484)	(91,338)	(165,849)
Gain on other real estate transactions, net	(129)	(73)	(328)	(374)
Gain on for-sale condominiums, net of marketing and administrative costs	646	1,108	(4,162)	2,526
Net operating income from real estate assets sold or held for sale	(720)	(3,404)	(3,572)	(16,161)
Net operating income	$377,678	$406,585	$1,201,966	$1,200,119

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Rental income from real estate assets sold or held for sale	$1,449	$6,094	$6,159	$28,116
Operating expenses from real estate assets sold or held for sale	(729)	(2,690)	(2,587)	(11,955)
Net operating income from real estate assets sold or held for sale	$720	$3,404	$3,572	$16,161

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2020. Segment information for the three and nine months ended September 30, 2020 and 2019 has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through September 30, 2020, or otherwise qualify as held for sale as of September 30, 2020, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2020
Established
New England	$78,057	$49,089	$239,456	$155,604	$2,774,519
Metro NY/NJ	112,507	75,193	344,475	236,138	4,303,971
Mid-Atlantic	84,038	56,190	259,086	180,886	3,505,272
Pacific Northwest	27,125	18,578	83,539	59,042	994,486
Northern California	95,234	69,752	300,856	228,047	3,274,052
Southern California	105,964	71,125	327,865	228,181	4,152,209
Expansion Markets	5,633	3,015	17,424	10,004	320,944
Total Established	508,558	342,942	1,572,701	1,097,902	19,325,453

Other Stabilized	35,080	22,834	105,246	69,438	1,595,739
Development / Redevelopment	21,300	11,902	58,403	34,626	2,569,413
Land Held for Development	N/A	N/A	N/A	N/A	43,494
Non-allocated (2)	1,017	N/A	2,950	N/A	407,821

Total	$565,955	$377,678	$1,739,300	$1,201,966	$23,941,920

For the period ended September 30, 2019
Established
New England	$81,924	$54,244	$240,178	$158,801	$2,742,940
Metro NY/NJ	119,857	82,602	355,990	248,530	4,284,077
Mid-Atlantic	88,829	62,430	262,806	185,431	3,475,939
Pacific Northwest	28,589	20,684	84,615	61,498	988,952
Northern California	103,511	79,076	307,207	235,884	3,258,942
Southern California	113,202	79,357	337,488	239,452	4,119,312
Expansion Markets	5,825	3,261	17,607	10,177	320,114
Total Established	541,737	381,654	1,605,891	1,139,773	19,190,276

Other Stabilized	30,199	20,125	77,749	52,091	1,404,506
Development / Redevelopment	8,352	4,806	15,820	8,255	1,824,012
Land Held for Development	N/A	N/A	N/A	N/A	20,095
Non-allocated (2)	1,231	N/A	3,484	N/A	552,179

Total	$581,519	$406,585	$1,702,944	$1,200,119	$22,991,068
__________________________________
(1)Does not include gross real estate either sold or classified as held for sale subsequent to September 30, 2019 of $131,790.
(2)Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2019	253,432	$176.27
Granted (1)	76,458	238.72
Change in awards based on performance (2)	18,112	177.26
Converted to restricted stock	(96,317)	177.26
Forfeited	(10,488)	188.52
Outstanding at September 30, 2020	241,197	$195.22
__________________________________
(1)The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 38,461 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 37,997 performance awards.
(2)Represents the change in the number of performance awards earned based on performance achievement for the performance period.

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
__________________________________
(1)Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2020 for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $225.30, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2019	148,326	$181.29	163,111
Granted - restricted stock shares	69,109	221.18	96,317
Vested - restricted stock shares	(77,761)	178.32	(109,758)
Forfeited	(5,637)	195.89	(1,784)
Outstanding at September 30, 2020	134,037	$202.96	147,886

Total employee stock-based compensation cost recognized in income was $17,385,000 and $20,291,000 for the nine months ended September 30, 2020 and 2019, respectively, and total capitalized stock-based compensation cost was $8,291,000 and $7,622,000 for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was a total unrecognized compensation cost of $30,677,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 1.9 years.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $1,017,000 and $1,231,000 for the three months ended September 30, 2020 and 2019, respectively and $2,950,000 and $3,484,000 for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company had outstanding receivables associated with its property and construction management role of $5,241,000 and $3,924,000 as of September 30, 2020 and December 31, 2019, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $459,000 and $458,000 in the three months ended September 30, 2020 and 2019, respectively, and $1,360,000 and $1,288,000 in the nine months ended September 30, 2020 and 2019, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $996,000 and $594,000 on September 30, 2020 and December 31, 2019, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2020 (dollars in thousands):

	Non-designated Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps

Notional balance	$440,097	$150,000
Weighted average interest rate (1)	1.7%	N/A
Weighted average swapped/capped interest rate	6.5%	0.7%
Earliest maturity date	January 2021	May 2021
Latest maturity date	November 2021	May 2021
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate cap.

The following activity occurred during the nine months ended September 30, 2020:

•The Company settled an aggregate of $600,000,000 of forward interest rate swap agreements, making aggregate payments of $25,135,000. Of the positions settled by the Company, $250,000,000 were forward interest swaps that the Company had entered into during 2020.

◦In conjunction with the issuance of the Company's $700,000,000 unsecured notes due 2030 in February 2020, the Company settled $350,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $20,314,000.

◦In conjunction with the issuance of the Company's $600,000,000 unsecured notes due 2031 in May 2020, the Company settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $4,821,000.

The Company has deferred these amounts in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•The Company entered into an additional $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of the Company's expected debt issuance activity in 2021.

At the maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company had three derivatives designated as cash flow hedges and five derivatives not designated as hedges at September 30, 2020. Fair value changes for derivatives not in qualifying hedge relationships for the three and nine months ended September 30, 2020 and 2019 were not material. During the nine months ended September 30, 2020, the Company deferred $17,731,000 of losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Cash flow hedge losses reclassified to earnings	$2,367	$1,746	$6,617	$4,825

The Company anticipates reclassifying approximately $9,467,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of September 30, 2020 and 2019.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	9/30/2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Assets	$1,413	$—	$1,413	$—
DownREIT units	(1,120)	(1,120)	—	—
Indebtedness
Fixed rate unsecured notes	(7,269,443)	(7,269,443)	—	—
Secured notes and variable rate unsecured indebtedness	(1,073,689)	—	(1,073,689)	—
Total	$(8,342,839)	$(7,270,563)	$(1,072,276)	$—

	12/31/2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash Flow Hedges
Interest Rate Swaps - Assets	$388	$—	$388	$—
Interest Rate Swaps - Liabilities	(6,379)	—	(6,379)	—
Puts	(206)	—	—	(206)
DownREIT units	(1,573)	(1,573)	—	—
Indebtedness
Fixed rate unsecured notes	(6,197,771)	(6,197,771)	—	—
Secured notes and variable rate unsecured indebtedness	(1,398,147)	—	(1,398,147)	—
Total	$(7,603,688)	$(6,199,344)	$(1,404,138)	$(206)

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2020, the Company repurchased 219,186 shares of common stock at an average price of $148.17 per share.

In October 2020, the Company entered into agreements to sell three wholly-owned operating communities containing an aggregate of 858 apartment homes and net real estate of $126,397,000 as of September 30, 2020, resulting in the communities qualifying as held for sale subsequent to September 30, 2020. The Company expects to complete the sales of these communities in the fourth quarter of 2020.

In October 2020, the Company acquired three parcels of land for development for an aggregate investment of $59,145,000.

As of November 4, 2020, the Company has $183,000,000 outstanding under its Credit Facility.

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

Third Quarter 2020 Highlights

•Net income attributable to common stockholders for the three months ended September 30, 2020 was $147,703,000, a decrease of $131,974,000, or 47.2%, as compared to the prior year period. The decrease is primarily due to a decrease in gains of real estate dispositions, a decrease in NOI from Established Communities and increases in depreciation expense and interest expense in the current year period. These amounts are partially offset by an increase in NOI from Development and Other Stabilized Communities in the current year period.

•Established Communities NOI for the three months ended September 30, 2020 was $342,942,000, a decrease of $38,712,000, or 10.1%, from the prior year period. The decrease was due to a decrease in rental revenues of $32,779,000, or 6.1%, from the prior year period, of which $12,474,000 was due to uncollectible lease revenue, $11,225,000 of which was for residential and $1,249,000 was for commercial, as well as an increase in property operating expenses of $5,532,000, or 3.5%, from the prior year period.

•We repurchased 912,733 shares of our common stock at an average price of $150.58.

COVID-19 Pandemic

The Company has taken various actions in response to the COVID-19 pandemic to adjust our business operations and to address the needs of our residents and associates. We are committed to the health and safety of our residents and associates. During the nine months ended September 30, 2020, we have adopted varying measures to help mitigate the financial impact arising from the national emergency on our residents, including providing flexible lease renewal options, creating payment plans for residents who are unable to pay their rent because they are impacted by this national emergency and, in certain jurisdictions, waiving late fees and certain other customary fees associated with apartment rentals. To the extent still implemented, we may discontinue these measures at any time except where required by law.

The ultimate impact on our consolidated results of operations from COVID-19 for 2020 and periods beyond will depend on the duration and severity of the pandemic, the duration and nature of governmental responses to contain the spread of the disease and cushion the impact on consumers, the responses of consumers and businesses with respect to living and work preferences, and how quickly and to what extent normal economic and operating conditions can resume. The current and potential future impacts of the COVID-19 pandemic on our business, particularly on (i) rent levels, collectibility of rents, occupancy and the extent to which we waive certain other customary fees associated with our apartment rental business and (ii) development timing and volume, mean that our historical results of operations and financial condition are not indicative of future results of operations and financial condition. Because those factors are beyond our control and knowledge, the adverse impact of the pandemic on our results of operations for 2020 and beyond cannot be reasonably estimated, and could be material.

The COVID-19 pandemic has impacted our rental operations including (i) revenues and expenses, as well as (ii) our collections and associated outstanding receivables. For further discussion of the impact on revenues and expenses see "Results of Operations." The following table presents the percentage of (i) apartment base rent charged to residents and (ii) other rentable items, including parking and storage rent, along with pet and other fees in accordance with residential leases, that has been collected ("Collected Residential Revenue") for Established Communities for the three months ended June 30, 2020 and three months ended September 30, 2020 (unaudited). Collected Residential Revenue excludes transactional and other fees.

	At quarter end (1)(2)	At October 31, 2020 (3)(4)
Q2 2020	95.5%	97.7%
Q3 2020	95.2%	96.2%
_________________________
(1)Excludes commercial revenue, which was 1.4% of our 2019 Established Communities' total revenue. We collected 56.5% and 66.5% of billed commercial revenue for Q2 2020 as of June 30, 2020 and Q3 2020 as of September 30, 2020, respectively.
(2)The Collected Residential Revenue percentage as of June 30, 2020 for Q2 2020 and September 30, 2020 for Q3 2020, respectively.
(3)The percentage of Collected Residential Revenue as of October 31, 2020 for Q2 2020 and Q3 2020.
(4)Collected Residential Revenue for October 2020 as of October 31, 2020 was 93.2%.
The collection rates are based on individual resident and commercial tenant activity as reflected in our property management systems and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. At September 30, 2020, our outstanding rent receivable balance for residential and commercial tenants, net of reserves, increased to $19,458,000 from $11,594,000 at December 31, 2019. Of this amount at September 30, 2020, we had receivables under payment plans, net of reserves, of $4,848,000.

Third Quarter 2020 Development Highlights

At September 30, 2020, we owned or held a direct or indirect interest in:

•17 wholly-owned communities under construction, which are expected to contain 5,581 apartment homes with a projected total capitalized cost of $2,115,000,000, and two unconsolidated communities under construction, which are expected to contain 803 apartment homes with a projected total capitalized cost of $386,000,000.

•Land or rights to land on which we expect to develop an additional 27 apartment communities that, if developed as expected, will contain 9,320 apartment homes and will be developed for an aggregate total capitalized cost of $3,907,000,000.

In response to the COVID-19 pandemic, we have not started the construction of any new consolidated Development Communities through September 30, 2020. We will continue to evaluate future starts on an individual basis, based on evolving economic and market conditions. In addition, we have substantially reduced our planned redevelopment and other non-essential capex investment. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities which could include unsecured debt, preferred equity and/or common equity; the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources." During the three months ended September 30, 2020, we entered into a joint venture to develop AVA Arts District, as discussed under "Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements."

During the three months ended September 30, 2020, we sold one wholly-owned operating community containing 109 apartment homes for $54,000,000, and our gain in accordance with GAAP was $31,603,000. In addition, we sold seven residential condominiums at The Park Loggia, for gross proceeds of $15,699,000, resulting in a gain in accordance with GAAP of $727,000.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, Northern and Southern California and our expansion markets of Southeast Florida and Denver, Colorado), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2020 and 2019, Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2019, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2020 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as of January 1, 2020, or which were acquired subsequent to January 1, 2019. Other Stabilized Communities excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

•Lease-Up Communities are consolidated communities where construction has been complete for less than one year and that do not have stabilized occupancy.

•Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when (i) capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment gross cost basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

•Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

Development Communities are communities that are under construction and for which a certificate or certificates of occupancy for the entire community have not been received. These communities may be partially complete and operating.

Unconsolidated Development Communities are communities that are under construction and for which a certificate or certificates of occupancy for the entire community have not been received that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture. These communities may be partially complete and operating.

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

As of September 30, 2020, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	40	10,055
Metro NY/NJ	46	13,159
Mid-Atlantic	38	13,494
Pacific Northwest	16	4,116
Northern California	40	11,362
Southern California	56	16,379
Expansion Markets	3	912
Total Established	239	69,477

Other Stabilized Communities:
New England	3	705
Metro NY/NJ	2	854
Mid-Atlantic	1	151
Pacific Northwest	2	745
Northern California	1	873
Southern California	2	681
Expansion Markets	5	1,388
Total Other Stabilized	16	5,397

Lease-Up Communities	7	1,955

Redevelopment Communities	1	344

Unconsolidated Communities	12	3,119

Total Current Communities	275	80,292

Development Communities	17	5,581

Unconsolidated Development Communities	2	803

Total Communities	294	86,676

Development Rights	27	9,320

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic has affected our business, and may continue to do so. See also Part II, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions, development completions and development under construction and in lease-up; the loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2020 and 2019 follows (unaudited, dollars in thousands).

	For the three months ended				For the nine months ended
	9/30/2020	9/30/2019	$ Change	% Change	9/30/2020	9/30/2019	$ Change	% Change

Revenue:
Rental and other income	$566,387	$586,382	$(19,995)	(3.4)%	$1,742,509	$1,727,576	$14,933	0.9%
Management, development and other fees	1,017	1,231	(214)	(17.4)%	2,950	3,484	(534)	(15.3)%
Total revenue	567,404	587,613	(20,209)	(3.4)%	1,745,459	1,731,060	14,399	0.8%

Expenses:
Direct property operating expenses, excluding property taxes	119,064	112,003	7,061	6.3%	333,998	323,368	10,630	3.3%
Property taxes	68,934	64,374	4,560	7.1%	202,973	187,890	15,083	8.0%
Total community operating expenses	187,998	176,377	11,621	6.6%	536,971	511,258	25,713	5.0%

Corporate-level property management and other indirect operating expenses	24,845	21,442	3,403	15.9%	72,993	66,457	6,536	9.8%
Expensed transaction, development and other pursuit costs, net of recoveries	567	175	392	224.0%	4,289	2,562	1,727	67.4%
Interest expense, net	53,249	51,493	1,756	3.4%	162,562	149,395	13,167	8.8%
(Gain) loss on extinguishment of debt, net	(105)	93	(198)	N/A (1)	9,333	602	8,731	1,450.3%
Depreciation expense	175,348	165,463	9,885	6.0%	529,508	490,213	39,295	8.0%
General and administrative expense	13,985	12,769	1,216	9.5%	46,878	45,440	1,438	3.2%
Total other expenses	267,889	251,435	16,454	6.5%	825,563	754,669	70,894	9.4%

Equity in income of unconsolidated real estate entities	5,083	1,643	3,440	209.4%	6,770	780	5,990	767.9%
Gain on sale of communities	31,607	130,484	(98,877)	(75.8)%	91,338	165,849	(74,511)	(44.9)%
Gain on other real estate transactions, net	129	73	56	76.7%	328	374	(46)	(12.3)%
Gain on for-sale condominiums, net of marketing and administrative costs	(646)	(1,108)	462	(41.7)%	4,162	(2,526)	6,688	N/A (1)
Income before income taxes	147,690	290,893	(143,203)	(49.2)%	485,523	629,610	(144,087)	(22.9)%
Income tax benefit (expense)	27	(11,184)	11,211	N/A (1)	1,069	(11,178)	12,247	N/A (1)
Net income	147,717	279,709	(131,992)	(47.2)%	486,592	618,432	(131,840)	(21.3)%

Net income attributable to noncontrolling interests	(14)	(32)	18	(56.3)%	(90)	(108)	18	(16.7)%

Net income attributable to common stockholders	$147,703	$279,677	$(131,974)	(47.2)%	$486,502	$618,324	$(131,822)	(21.3)%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders decreased $131,974,000, or 47.2%, to $147,703,000 for the three months ended September 30, 2020 and $131,822,000, or 21.3%, to $486,502,000 for the nine months ended September 30, 2020 as compared to the prior year periods. The decreases for the three and nine months ended September 30, 2020 are primarily due to decreases in gains on real estate dispositions, decreases in NOI from Established Communities and increases in depreciation expense and interest expense in the current year periods. These amounts are partially offset by increases in NOI from Development and Other Stabilized Communities in the current year periods.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, gain on for-sale condominiums, net of marketing and administrative costs and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the three and nine months ended September 30, 2020 and 2019 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Net income	$147,717	$279,709	$486,592	$618,432
Indirect operating expenses, net of corporate income	23,837	20,195	70,043	62,935
Expensed transaction, development and other pursuit costs, net of recoveries	567	175	4,289	2,562
Interest expense, net	53,249	51,493	162,562	149,395
(Gain) loss on extinguishment of debt, net	(105)	93	9,333	602
General and administrative expense	13,985	12,769	46,878	45,440
Equity in income of unconsolidated real estate entities	(5,083)	(1,643)	(6,770)	(780)
Depreciation expense	175,348	165,463	529,508	490,213
Income tax (benefit) expense	(27)	11,184	(1,069)	11,178
Gain on sale of real estate assets	(31,607)	(130,484)	(91,338)	(165,849)
Gain on other real estate transactions, net	(129)	(73)	(328)	(374)
Gain on for-sale condominiums, net of marketing and administrative costs	646	1,108	(4,162)	2,526
Net operating income from real estate assets sold or held for sale	(720)	(3,404)	(3,572)	(16,161)
Net operating income	$377,678	$406,585	$1,201,966	$1,200,119

The NOI changes for the three and nine months ended September 30, 2020, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2020	9/30/2019

Established Communities	$(38,712)	$(41,871)
Other Stabilized Communities	2,709	17,347
Development / Redevelopment	7,096	26,371
Total	$(28,907)	$1,847

Rental and other income decreased $19,995,000, or 3.4%, and increased $14,933,000, or 0.9%, for the three and nine months ended September 30, 2020 compared to the prior year periods. The decrease for the three months ended September 30, 2020 is primarily due to an increase of $15,373,000 in uncollectible lease revenue as a result of the COVID-19 pandemic, of which $13,101,000 relates to residential and $2,272,000 relates to commercial, as well as decreased occupancy and rental rates at our Established Communities, partially offset by additional rental income generated from development completions, development under construction and in lease-up and acquired operating communities. The increase for the nine months ended September 30, 2020 is due to additional rental income generated from development completions, development under construction and in lease-up and acquired operating communities, partially offset by an increase of $33,532,000 in uncollectible lease revenue as a result of the COVID-19 pandemic, of which $26,483,000 relates to residential and $7,049,000 relates to commercial, and decreased occupancy and rental rates at our Established Communities.

As discussed elsewhere in this report, the COVID-19 impact and related economic, regulatory and operating impacts are likely to continue to adversely affect our rental revenue, and comparisons to prior year periods, during the COVID-19 pandemic. If job losses in our markets and nationally continue, this would likely continue to decrease our ability to maintain and/or increase rents and/or maintain occupancy at our historical levels. Deteriorating financial conditions among our residents and commercial tenants, as well as regulations that limit our ability to quickly evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The pandemic may also continue to depress demand among consumers for our apartments for a variety of other reasons, including the following: consumers whose income has declined, who are working from home remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live in markets or submarkets that are less costly than ours; low interest rates that are caused by government response to the pandemic may encourage consumers who would otherwise rent to seek out home ownership; and various sources of demand for our apartments (e.g., students, corporate apartment homes, seasonal job-related demand as in the entertainment industry) may remain below pre-pandemic levels if institutions of higher learning look to continue online education or business activity and travel remain at lower levels than before the pandemic.

Consolidated Communities — The weighted average number of occupied apartment homes increased to 78,727 apartment homes for the nine months ended September 30, 2020, compared to 72,599 homes for the prior year period. The weighted average monthly revenue per occupied apartment home decreased to $2,456 for the nine months ended September 30, 2020 compared to $2,640 in the prior year period.

For Established Communities, rental revenue decreased $32,779,000, or 6.1%, and $32,404,000, or 2.0%, for the three and nine months ended September 30, 2020, compared to the prior year periods. Residential and commercial uncollectible lease revenue contributed an aggregate of $12,474,000 and $27,655,000 to the changes in rental revenue for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods.

The following table presents the change in rental revenue, including the attribution of the change between rental rates and Economic Occupancy, for Established Communities for the nine months ended September 30, 2020 (unaudited).

	For the nine months ended September 30, 2020
	Rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2020	2019	2020 to 2019	2020 to 2019	2020	2019	2020 to 2019	2020	2019	2020 to 2019
New England	$239,623	$240,331	$(708)	(0.3)%	$2,808	$2,785	0.8%	94.3%	95.4%	(1.1)%
Metro NY/NJ	344,191	355,474	(11,283)	(3.2)%	3,070	3,125	(1.8)%	94.7%	96.1%	(1.4)%
Mid-Atlantic	258,830	262,408	(3,578)	(1.4)%	2,260	2,248	0.5%	94.3%	96.2%	(1.9)%
Pacific Northwest	83,224	84,287	(1,063)	(1.3)%	2,351	2,367	(0.7)%	95.6%	96.2%	(0.6)%
Northern California	300,454	306,565	(6,111)	(2.0)%	3,107	3,118	(0.4)%	94.6%	96.2%	(1.6)%
Southern California	327,580	337,057	(9,477)	(2.8)%	2,327	2,391	(2.7)%	95.5%	95.6%	(0.1)%
Expansion Markets	17,423	17,607	(184)	(1.0)%	2,273	2,268	0.2%	93.4%	94.6%	(1.2)%
Total Established	$1,571,325	$1,603,729	$(32,404)	(2.0)%	$2,652	$2,674	(0.8)%	94.7%	95.9%	(1.2)%
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

The following table presents the change in rental revenue for Established Communities for the three and nine months ended September 30, 2020, compared to the prior year periods (unaudited):

	For the three months ended	For the nine months ended
	9/30/2020	9/30/2020
Residential rental revenue
Lease rates	(0.1)%	1.5%
Concessions and other discounts	(0.9)%	(0.4)%
Economic occupancy	(2.7)%	(1.2)%
Other rental revenue	—%	(0.2)%
Uncollectible lease revenue	(2.1)%	(1.4)%
Total residential rental revenue	(5.8)%	(1.7)%
Commercial rental revenue (1)	(0.3)%	(0.3)%
Total Established Communities change in rental revenue	(6.1)%	(2.0)%
_________________________________
(1)     Consists primarily of the impact of uncollectible commercial lease revenue.

Direct property operating expenses, excluding property taxes, increased $7,061,000, or 6.3%, and $10,630,000, or 3.3%, for the three and nine months ended September 30, 2020, compared to the prior year periods. The increase for the three and nine months ended September 30, 2020 is primarily due to the addition of newly developed and acquired apartment communities. The increase for the three months ended September 30, 2020 is also partially due to the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

For Established Communities, direct property operating expenses, excluding property taxes, increased $4,034,000, or 4.0%, for the three months ended September 30, 2020 compared to the prior year period. The increase for the three months ended September 30, 2020 is primarily due to the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic. The timing and amount expected to be spent for repairs and maintenance projects in future periods depends on various factors, including the duration and severity of the pandemic

Property taxes increased $4,560,000, or 7.1%, and $15,083,000, or 8.0%, for the three and nine months ended September 30, 2020, compared to the prior year periods. The increases for the three and nine months ended September 30, 2020 are primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $1,498,000, or 2.5%, and $6,809,000, or 4.0%, for the three and nine months ended September 30, 2020, compared to the prior year periods. The increases for the three and nine months ended September 30, 2020 are primarily due to increased assessments and rates across the portfolio in the current year periods. The increase for the nine months ended September 30, 2020 is also due to successful appeals in the prior year period in excess of those in the current year period. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $3,403,000, or 15.9%, and $6,536,000, or 9.8%, for the three and nine months ended September 30, 2020, compared to the prior year periods, primarily due to increased compensation related costs and advocacy contributions related to California Proposition 21 in the current year periods. Proposition 21 is a California referendum on the November 3, 2020, ballot but, due to mail in ballots, we may not know the final result of the referendum as of the date of filing of this report. If passed, the referendum would, except for exemptions not relevant to us, allow local California governments to enact rent control on housing that was first occupied over 15 years ago (a rolling 15 year measure) and eliminate the current requirement for vacancy decontrol (which allows re-setting of rents to market) that currently exists for rent controlled units built before 1995. Under Proposition 21, landlords would be permitted under locally enacted rent control to increase the rental rates on a vacated unit by no more than 15% over the subsequent three years in addition to any other increase allowed under a local ordinance. If the referendum passes, rent control that is set by local governments would be independent of renters rights under California's Tenant Protection Act of 2019, which for communities older than 15 years caps rent increases, other than on vacancy, to the lesser of 5% plus local inflation or 10%.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights or abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. Expensed acquisition, development and other pursuit costs, net of recoveries, increased $1,727,000, or 67.4%, for the nine months ended September 30, 2020 as compared to the prior year period.

Interest expense, net increased $1,756,000, or 3.4%, and $13,167,000, or 8.8%, for the three and nine months ended September 30, 2020, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt and interest income. The increases for the three and nine months ended September 30, 2020 were primarily due to a decrease in capitalized interest and an increase in outstanding unsecured indebtedness in the current year periods, partially offset by lower overall effective rates on unsecured indebtedness, and a combination of a decrease in variable rates on, and amounts of, secured indebtedness.

(Gain) loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums and discounts from our debt repurchase and retirement activity, and payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $9,333,000 for the nine months ended September 30, 2020 was primarily due to the repayments of unsecured notes during the period.

Depreciation expense increased $9,885,000, or 6.0%, and $39,295,000, or 8.0%, for the three and nine months ended September 30, 2020, compared to the prior year periods, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense increased $1,216,000, or 9.5%, and $1,438,000, or 3.2%, for the three and nine months ended September 30, 2020, compared to the prior year periods, primarily due to legal settlement proceeds related to a former Development Right that were present in the prior year periods, partially offset by a decrease in compensation related expenses, including severance costs.

Equity in income of unconsolidated real estate entities increased $3,440,000, or 209.4%, and $5,990,000, or 767.9%, for the three and nine months ended September 30, 2020, compared to the prior year periods. The increases for the three and nine months ended September 30, 2020 are primarily due to a gain on the sale of a community in the U.S. Fund in the current year periods. The increase for the nine months ended September 30, 2020 is also due to non-cash charges for the depreciation of in-place leases associated with purchase accounting within the NYTA MF Investors LLC unconsolidated venture (the "NYC Joint Venture") in the prior year period.

Gain on sale of communities decreased by $98,877,000 and $74,511,000 for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Gain on for-sale condominiums, net of marketing and administrative costs is a loss of $646,000 and gain of $4,162,000 for the three and nine months ended September 30, 2020 and a loss of $1,108,000 and $2,526,000 for the three and nine months ended September 30, 2019, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia, net of marketing and administrative costs associated with the for-sale condominiums. During the three and nine months ended September 30, 2020, we sold seven and 59 residential condominiums at The Park Loggia, for gross proceeds of $15,699,000 and $182,512,000, resulting in a gain in accordance with GAAP of $727,000 and $8,174,000, respectively. In addition, we incurred $1,373,000 and $1,108,000 for the three months ended September 30, 2020 and 2019, respectively, and $4,012,000 and $2,526,000 for the nine months ended September 30, 2020 and 2019, respectively, in marketing and administrative costs associated with The Park Loggia.

Income tax benefit (expense) for the nine months ended September 30, 2020 of a benefit of $1,069,000 was primarily due to provisions of the Coronavirus Aid, Relief, and Economic Security Act, allowing for further carryback of net operating losses. Income tax expense for the three and nine months ended September 30, 2019 consists of $6,645,000 of income tax expenses for a deferred tax liability for the GAAP to tax basis differences at The Park Loggia, which is being realized as we sell the condominiums, and $4,539,000 related to other activity we undertook through taxable REIT subsidiaries ("TRS") including the disposition of two wholly-owned operating communities and expense for deferred tax liabilities related to our sustainability initiatives.

Reconciliation of Non-GAAP Financial Measures

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® ("NAREIT"), we calculate Funds from Operations Attributable to Common Stockholders ("FFO") as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

•gains or losses on sales of previously depreciated operating communities;
•cumulative effect of change in accounting principle;
•impairment write-downs of depreciable real estate assets;
•write-downs of investments in affiliates due to a decrease in the value of depreciable real estate assets held by those affiliates;
•depreciation of real estate assets; and
•similar adjustments for unconsolidated partnerships and joint ventures, including those from a change in control.

FFO and FFO adjusted for non-core items, or "Core FFO," as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered by us to be part of our core business operations, Core FFO allows one to compare the core operating performance of the Company between periods. We believe that in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in our Condensed Consolidated Financial Statements included elsewhere in this report.

We calculate Core FFO as FFO, adjusted for:

•joint venture gains (if not adjusted through FFO), non-core costs and promoted interests;
•casualty and impairment losses or gains, net on non-depreciable real estate;
•gains or losses from early extinguishment of consolidated borrowings;
•abandoned pursuits;
•business interruption insurance proceeds and the related lost NOI that is covered by the expected business interruption insurance proceeds;
•property and casualty insurance proceeds and legal settlements;
•gains or losses on sales of assets not subject to depreciation;
•advocacy contributions, representing payments to promote our business interests;
•hedge ineffectiveness;
•severance related costs;
•expensed transaction costs;
•for-sale condominium activity, including gains, marketing and administrative costs and imputed carry cost;
•income taxes; and
•other non-core items.

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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019

Net income attributable to common stockholders	$147,703	$279,677	$486,502	$618,324
Depreciation - real estate assets, including joint venture adjustments	174,505	165,673	527,491	495,249
Distributions to noncontrolling interests	12	11	36	34
Gain on sale of unconsolidated entities holding previously depreciated real estate	(5,157)	—	(5,157)	—
Gain on sale of previously depreciated real estate	(31,607)	(130,484)	(91,338)	(165,849)
FFO attributable to common stockholders	285,456	314,877	917,534	947,758

Adjusting items:
Joint venture losses	86	—	86	—
Business interruption insurance proceeds	(282)	(307)	(385)	(914)
Lost NOI from casualty losses covered by business interruption insurance	—	410	48	410
(Gain) loss on extinguishment of consolidated debt	(105)	93	9,333	602
Advocacy contributions	1,308	—	3,074	—
Severance related costs	75	895	2,115	2,267
Development pursuit write-offs and expensed transaction costs, net	147	85	3,536	1,689
Gain on for-sale condominiums (1)(2)	(727)	—	(8,174)	—
For-sale condominium marketing and administrative costs (2)	1,373	1,108	4,012	2,526
For-sale condominium imputed carry cost (3)	2,580	1,724	9,013	2,230
Gain on other real estate transactions	(129)	(73)	(328)	(374)
Legal settlements (4)	59	(3,093)	35	(4,071)
Income tax (benefit) expense (5)	(27)	11,184	(1,069)	11,178
Core FFO attributable to common stockholders	$289,814	$326,903	$938,830	$963,301

Weighted average common shares outstanding - diluted	140,603,722	139,852,674	140,702,803	139,438,064

EPS per common share - diluted	$1.05	$2.00	$3.46	$4.43
FFO per common share - diluted	$2.03	$2.25	$6.52	$6.80
Core FFO per common share - diluted	$2.06	$2.34	$6.67	$6.91
_________________________
(1)Amount for the three and nine months ended September 30, 2020 includes the sale of seven and 59 residential condominiums, respectively, at The Park Loggia.
(2)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing and administrative costs is a loss of $646 for the three months ended September 30, 2020 and a gain of $4,162 for the nine months ended September 30, 2020, and losses of $1,108 and $2,526, for the three and nine months ended September 30, 2019, respectively.
(3)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(4)Amounts for the three and nine months ended September 30, 2019 include $3,126 in legal settlement proceeds related to a former Development Right.
(5)Amounts for the three and nine months ended September 30, 2019 consist of $6,645 of income tax expense for a deferred tax liability for the GAAP to tax basis differences at The Park Loggia and $4,539 related to other activity through a TRS, including the disposition of two wholly-owned operating communities and expense for deferred tax liabilities related to our sustainability initiatives.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Net cash provided by operating activities	$333,157	$377,190	$962,074	$1,014,922
Net cash used in investing activities	$(136,195)	$(167,180)	$(321,323)	$(757,204)
Net cash used in financing activities	$(430,256)	$(205,300)	$(585,965)	$(140,828)

Liquidity and Capital Resources

We employ a disciplined approach to our liquidity and capital management. When we source capital, we take into account both our view of the most cost effective alternative available and our desire to maintain a balance sheet that provides us with flexibility. Our principal focus on near-term and intermediate-term liquidity is to ensure we have adequate capital to fund:

•development and redevelopment activity in which we are currently engaged or in which we plan to engage;
•the minimum dividend payments on our common stock required to maintain our REIT qualification under the Code;
•debt service and principal payments either at maturity or opportunistically before maturity; and
•normal recurring operating expenses and corporate overhead expenses.

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

We had cash, cash equivalents and cash in escrow of $182,400,000 at September 30, 2020, an increase of $54,786,000 from $127,614,000 at December 31, 2019. As presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report, the following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities.

Operating Activities — Net cash provided by operating activities decreased to $962,074,000 for the nine months ended September 30, 2020 from $1,014,922,000 for the nine months ended September 30, 2019.

Investing Activities — Net cash used in investing activities totaled $321,323,000 for the nine months ended September 30, 2020. The net cash used was primarily due to:

•investment of $562,334,000 in the development and redevelopment of communities; and
•capital expenditures of $101,580,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•net proceeds from the disposition of three operating communities of $186,090,000; and
•net proceeds from the sale of for-sale residential condominiums of $170,604,000.

Financing Activities — Net cash used in financing activities totaled $585,965,000 for the nine months ended September 30, 2020. The net cash used was primarily due to:

•repayments of unsecured notes in the amount of $958,681,000;
•payment of cash dividends in the amount of $661,000,000;
•the repurchase of 912,733 shares of our common stock at an average price of $150.58 per share for a total purchase price including fees of $137,458,000; and

•repayments of mortgage notes payable in the amount of $125,427,000, of which $56,852,000 was subsequently refinanced, as discussed below.

These amounts are partially offset by:

•proceeds from the issuance of unsecured notes in the amount of $1,296,581,000; and
•the issuance of a secured note that was part of a refinancing, as discussed above, in the amount of $51,000,000.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.92% at October 30, 2020), assuming a one month borrowing rate. The annual facility fee is 0.125% (or approximately $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating).

We had borrowings of $239,000,000 outstanding under the Credit Facility and had $3,752,000 outstanding in letters of credit that reduced our borrowing capacity as of October 30, 2020. In addition, we had $32,422,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of October 30, 2020.

Financial Covenants

We are subject to financial covenants contained in the Credit Facility, Term Loans and the indentures under which our unsecured notes were issued. The principal financial covenants include the following:

•limitations on the amount of total and secured debt in relation to our overall capital structure;
•limitations on the amount of our unsecured debt relative to the undepreciated basis of real estate assets that are not encumbered by property-specific financing; and
•minimum levels of debt service coverage.

We were in compliance with these covenants at September 30, 2020.

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

Continuous Equity Offering Program

In May 2019, we commenced a fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and nine months ended September 30, 2020 and through October 30, 2020, we had no sales under the program. As of October 30, 2020, there are no outstanding forward sales agreements and we had $752,878,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

The following activity occurred during the nine months ended September 30, 2020:

•We settled an aggregate of $600,000,000 of forward interest rate swap agreements, making aggregate payments of $25,135,000. Of the positions settled, $250,000,000 were forward interest swaps that we had entered into during 2020.

◦In conjunction with the issuance of our $700,000,000 unsecured notes due 2030 in February 2020, we settled $350,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $20,314,000.

◦In conjunction with the issuance of our $600,000,000 unsecured notes due 2031 in May 2020, we settled $250,000,000 of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a payment of $4,821,000.

•We entered into an additional $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of our expected debt issuance activity in 2021.

At maturity of the outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors voted to terminate our prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in our discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. We intend that funds used for the stock repurchase program will be matched over time with the proceeds from sales of existing apartment communities and in some cases with newly issued debt, but initially may be funded from existing cash balances, retained cash flow and/or our Credit Facility. As of October 30, 2020, we repurchased 1,131,919 shares of common stock at an average price of $150.11 per share, of which 912,733 shares of our common stock at an average price of $150.58 were repurchased during the three months ended September 30, 2020. As of October 30, 2020, we had $330,083,000 remaining authorized for purchase under this program.

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

The following debt activity occurred during the nine months ended September 30, 2020:

•In February 2020, we issued $700,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $694,701,000. The notes mature in March 2030 and were issued at a 2.30% interest rate.

•In February 2020, we refinanced the secured borrowing for Avalon San Bruno III. The secured borrowing had a fixed interest rate of 3.08% and was refinanced for a principal balance of $51,000,000, with a fixed interest rate of 2.38% and maturity date of March 2027.

•In March 2020, we repaid (i) $400,000,000 principal amount of our 3.625% unsecured notes in advance of the October 2020 scheduled maturity and (ii) $250,000,000 principal amount of our 3.95% unsecured notes in advance of the January 2021 scheduled maturity. In conjunction with these repayments, we recognized a loss on debt extinguishment of $9,170,000 for prepayment penalties and the non-cash write-off of unamortized deferred financing costs.

•In May 2020, we issued $600,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for net proceeds of approximately $593,430,000. The notes mature in January 2031 and were issued at a 2.45% interest rate.

•In May 2020, we repaid $300,000,000 principal amount of variable rate unsecured notes in advance of the January 2021 scheduled maturity, recognizing a charge of $268,000 for the non-cash write-off of deferred financing costs.

•In August 2020, we repaid $67,904,000 principal amount of 4.18% fixed rate debt secured by Avalon Hoboken at par in advance of the December 2020 maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2020 and December 31, 2019 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2019	9/30/2020	2020	2021	2022	2023	2024	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,995	$36,551	$152	$629	$663	$699	$737	$33,671
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,195	98,751	152	629	663	699	737	95,871
Variable rate
Avalon Acton	1.15%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.80%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.80%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.72%	May-2029	(4)	98,200	93,500	—	5,200	5,600	6,100	6,800	69,800
Avalon San Bruno I	1.69%	Dec-2037	(4)	64,450	64,450	600	1,900	2,000	2,200	2,300	55,450
				476,150	471,450	600	7,100	7,600	8,300	9,100	438,750
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021	(5)	250,000	—	—	—	—	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	—	450,000	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	—	250,000	—	—
$400 million unsecured notes	3.78%	Oct-2020	(5)	400,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	—	350,000	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	—	300,000	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	—	525,000
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	—	300,000
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		—	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		—	600,000	—	—	—	—	—	600,000
Avalon Walnut Creek	4.00%	Jul-2066		3,847	4,001	—	—	—	—	—	4,001
Eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
Eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021		28,435	27,997	153	27,844	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	13,665	12,550	380	1,575	1,655	1,740	1,840	5,360
Avalon San Bruno III	3.18%	Jun-2020	(6)	50,825	—	—	—	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027	(6)	—	51,000	—	—	—	—	—	51,000
Avalon Hoboken	3.55%	Dec-2020	(5)	67,904	—	—	—	—	—	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,230,026	6,810,898	533	29,419	451,655	601,740	301,840	5,425,711

Variable rate
Term Loan - $100 million	1.24%	Feb-2022		100,000	100,000	—	—	100,000	—	—	—
Term Loan - $150 million	1.17%	Feb-2024		150,000	150,000	—	—	—	—	150,000	—
$300 million unsecured notes	2.45%	Jan-2021	(5)	300,000	—	—	—	—	—	—	—
				550,000	250,000	—	—	100,000	—	150,000	—

Total indebtedness - excluding Credit Facility				$7,355,371	$7,631,099	$1,285	$37,148	$559,918	$610,739	$461,677	$5,960,332
_________________________
(1)Rates are given as of September 30, 2020 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $49,750 and $41,352 as of September 30, 2020 and December 31, 2019, respectively, and deferred financing costs and debt discount associated with secured notes of $17,703 and $17,729 as of September 30, 2020 and December 31, 2019, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(5)During 2020, we repaid this borrowing in advance of its scheduled maturity date.
(6)During 2020, we repaid a borrowing secured by this community and subsequently refinanced the secured borrowing.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments

As of September 30, 2020, we had investments in unconsolidated real estate entities accounted for under the equity method of accounting shown in the following table, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of September 30, 2020, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYC Joint Venture
1. Avalon Bowery Place I - New York, NY		206	$209,163	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	90,928	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	210,964	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	127,813	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	121,344	84,000	Fixed	4.01%	Jan 2029
Total NYC Joint Venture	20.0%	1,301	760,212	395,939		3.88%

Archstone Multifamily Partners AC LP (the "U.S. Fund")
1. Avalon Studio 4121 - Studio City, CA		149	57,189	27,158	Fixed	3.34%	Nov 2022
2. Avalon Station 250 - Dedham, MA		285	98,355	52,904	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower - Bethesda, MD		237	80,664	41,009	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	671	236,208	121,071		3.65%

Multifamily Partners AC JV LP (the “AC JV”)
1. Avalon North Point - Cambridge, MA (4)		426	190,178	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,893	—	N/A	N/A	N/A
Total AC JV	20.0%	529	217,071	111,653		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	127,922	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,158	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	147,305	124,158		3.27%

Total Unconsolidated Investments		3,119	$1,360,796	$752,821		4.06%
_____________________________
(1)We have not guaranteed the debt of unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average rate as of September 30, 2020.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.
(4)Borrowing is comprised of loans made by the equity investors in the venture in proportion to their equity interests.

During the three and nine months ended September 30, 2020, the U.S. Fund sold one community containing 70 apartment homes for $65,000,000. Our share of the gain was $5,157,000. In conjunction with the disposition of this community, the U.S. Fund repaid $27,117,000 of secured indebtedness at par.

During the three and nine months ended September 30, 2020, we entered into a joint venture to develop, own and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment home when complete. We own a 25.0% interest in the venture, and the venture partner owns the remaining 75.0% interest. Our total expected equity investment is approximately $27,600,000, of which $14,800,000 has already been contributed. The venture has secured a $165,600,000 variable rate construction loan to fund approximately 60% of the development of AVA Arts District of which no amounts have been drawn as of September 30, 2020. The venture will commence draws under the loan subsequent to required equity contributions by the venture partners. We have guaranteed the construction loan on behalf of the venture, and any obligations we may incur under the construction loan guarantee, except to the extent that our misconduct gave rise to the obligation, are required capital contributions of the partners based on ownership interest.

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion
1.	Avalon Alderwood Mall Lynnwood, WA	50.0%	328	$110	Q4 2019	Q4 2021	Q2 2022
2.	AVA Arts District (3) Los Angeles, CA	25.0%	475	276	Q3 2020	Q1 2023	Q4 2023
	Total		803	$386

_____________________________
(1)Projected total capitalized cost includes all capitalized costs projected to be incurred to develop the respective Unconsolidated Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees and other regulatory fees, as well as costs incurred for first generation commercial tenants such as tenant improvements and leasing commissions. Projected total capitalized cost is the total projected joint venture amount.
(2)Initial projected occupancy dates are estimates.
(3)AVA Arts District is expected to contain 56,000 square feet of commercial space.

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

Unless otherwise noted, we have not guaranteed the debt of our unconsolidated real estate entities, as referenced in the tables above, nor do we have any obligation to fund this debt should the unconsolidated real estate entities be unable to do so. In the future, in the event the unconsolidated real estate entities were unable to meet their obligations under a loan, we cannot predict at this time whether we would provide any voluntary support, or take any other action, as any such action would depend on a variety of factors, including the amount of support required and the possibility that such support could enhance the return of the unconsolidated real estate entities and/or our returns by providing time for performance to improve.

There are no other material lines of credit, side agreements, financial guarantees or any other derivative financial instruments related to or between our unconsolidated real estate entities and us. In evaluating our capital structure and overall leverage, management takes into consideration our proportionate share of the indebtedness of unconsolidated entities in which we have an interest.

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2020, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2020, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,581 apartment homes and 64,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,115,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities. We hold a fee simple ownership interest in these communities (directly or through a wholly-owned subsidiary).

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Yonkers Yonkers, NY	590	$196	Q4 2017	Q3 2019	Q2 2021	Q4 2021
2.	AVA Hollywood (4) Hollywood, CA	695	375	Q4 2016	Q4 2019	Q1 2021	Q3 2021
3.	Avalon Towson Towson, MD	371	114	Q4 2017	Q1 2020	Q4 2020	Q3 2021
4.	Avalon Walnut Creek II Walnut Creek, CA	200	113	Q4 2017	Q3 2020	Q4 2020	Q2 2021
5.	Avalon Doral Doral, FL	350	116	Q2 2018	Q3 2020	Q4 2020	Q3 2021
6.	Avalon Old Bridge Old Bridge, NJ	252	72	Q3 2018	Q3 2020	Q2 2021	Q3 2021
7.	Avalon 555 President Baltimore, MD	400	139	Q3 2018	Q3 2020	Q3 2021	Q4 2021
8.	Avalon Newcastle Commons II Newcastle, WA	293	107	Q4 2018	Q4 2020	Q3 2021	Q1 2022
9.	Kanso Twinbrook Rockville, MD	238	66	Q4 2018	Q4 2020	Q2 2021	Q4 2021
10.	Avalon Harrison (4) Harrison, NY	143	77	Q4 2018	Q2 2021	Q2 2022	Q3 2022
11.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q3 2022
12.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
13.	Avalon Marlborough II Marlborough, MA	123	42	Q2 2019	Q3 2020	Q4 2020	Q1 2021
14.	Avalon Acton II Acton, MA	86	32	Q4 2019	Q3 2020	Q1 2021	Q2 2021
15.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q3 2022
16.	AVA RiNo Denver, CO	246	87	Q4 2019	Q1 2022	Q2 2022	Q4 2022
17.	Avalon Monrovia Monrovia, CA	154	68	Q4 2019	Q1 2021	Q3 2021	Q4 2021
	Total	5,581	$2,115
_________________________________
(1)Projected total capitalized cost includes all capitalized costs projected to be incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation commercial tenants such as tenant improvements and leasing commissions.
(2)Initial projected occupancy dates are estimates.
(3)Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.
(4)Development Communities containing at least 10,000 square feet of commercial space include AVA Hollywood (19,000 square feet) and Avalon Harrison (27,000 square feet).

During the three months ended September 30, 2020, we completed the development of Avalon Public Market located in Emeryville, CA, containing 289 apartment homes and 287,658 square feet of rentable space, for a total capitalized cost of $175,000,000, or $608 per square foot as of September 30, 2020. We generally anticipate incurring additional costs associated with Development Communities that are customary for new developments.

Development Rights

At September 30, 2020, we had $43,494,000 in acquisition and related capitalized costs for direct interests in land parcels we own, and $73,748,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 27 Development Rights for which we expect to develop new apartment communities in the future. The cumulative capitalized costs for land held for development as of September 30, 2020 includes $28,900,000 in original land acquisition costs. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 9,320 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

For 21 Development Rights, we control the land through a conditional agreement or option to purchase or lease the parcel. For the other six Development Rights, we own the land, of which four are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the nine months ended September 30, 2020, we incurred a charge of $4,289,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with Development Rights.

The following presents a summary of the Development Rights as of September 30, 2020:

Market	Number of rights	Estimated number of homes	Projected total capitalized cost ($ millions) (1)

New England	3	394	$156
Metro NY/NJ	13	5,371	2,225
Mid-Atlantic	—	—	—
Pacific Northwest	3	1,122	443
Northern California	4	1,198	666
Southern California	—	—	—
Southeast Florida	1	254	95
Denver, CO	3	981	322
Total	27	9,320	$3,907

____________________________________
(1)Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation commercial tenants such as tenant improvements and leasing commissions.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities, with insurance policies issued by a combination of third party insurers as well as a wholly-owned captive insurance company. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which includes property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability, pandemic or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Part I, Item 1A. “Risk Factors” of our Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence, subject to certain sub-limits and exclusions. Under the master property program, we are subject to a $100,000 deductible per occurrence, as well as additional self-insured retention for the next $350,000 of loss, per occurrence, until the aggregate incurred self-insured retention exceeds $1,500,000 for the policy year. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) and 10% of the second $25,000,000 of losses (per occurrence) incurred by the master property insurance policy. Our master property insurance program includes coverage for losses resulting from wildfires and windstorm. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process which occurs on different dates throughout the calendar year.

Many of our West Coast communities are located within the general vicinity of active earthquake faults. Many of our communities are near, and thus susceptible to, the major fault lines in California, including the San Andreas Fault, the Hayward Fault or other geological faults that are known or unknown. We cannot assure you that an earthquake would not cause damage or losses greater than our current insured levels. We procure property damage and resulting business interruption insurance coverage with a loss limit of $175,000,000 for any single occurrence and in the annual aggregate for losses resulting from earthquakes. However, for any losses resulting from earthquakes at communities located in California or Washington, the loss limit is $200,000,000 for any single occurrence and in the annual aggregate. The deductible applicable to losses resulting from earthquakes occurring in California is five percent of the insured value of each damaged building subject to a minimum of $100,000 and a maximum of $25,000,000 per loss.

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions, and they require a self-insured retention of $500,000 per occurrence. Our captive insurance company is directly responsible for covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit.

We also maintain certain casualty policies (general liability, umbrella/excess and workers compensation) for construction related risks which have various exclusions and deductibles that, in management’s view, are commercially reasonable. Certain projects are insured through our master insurance policies while others are insured through project-specific insurance policies. The limits vary by project and may be subject to deductibles in excess of $500,000 per occurrence.

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

We also maintain a crime policy (also commonly referred to as a fidelity policy or employee dishonesty policy) that applies to losses from employee theft of money, securities or property and a cyber liability insurance policy that applies to losses from breaches of data privacy. These policies are subject to maximum loss limits and include coverage limitations or exclusion that may preclude a full insurance recovery of losses related to employee theft or breaches of data privacy.

The amount or types of insurance we maintain may not be sufficient to cover all losses and we may change our policy limits, coverages and self-insured retentions at any time.

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

Forward-Looking Statements
This Form 10-Q contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will" and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•our potential development, redevelopment, acquisition or disposition of communities;

•the timing and cost of completion of apartment communities under construction, reconstruction, development or redevelopment;

•the timing of lease-up, occupancy and stabilization of apartment communities;

•the timing and net sales proceeds of condominium sales;

•the pursuit of land on which we are considering future development;

•the anticipated operating performance of our communities;

•cost, yield, revenue, NOI and earnings estimates;

•the impact of landlord-tenant laws and rent regulations;

•our declaration or payment of dividends;

•our joint venture and discretionary fund activities;

•our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•our qualification as a REIT under the Internal Revenue Code;

•the real estate markets in Northern and Southern California, Denver, Colorado, and Southeast Florida, and markets in selected states in the Mid-Atlantic, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;

•the availability of debt and equity financing;

•interest rates;

•general economic conditions including the potential impacts from current economic conditions and the COVID-19 pandemic;

•trends affecting our financial condition or results of operations; and

•the impact of outstanding legal proceedings.

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

Risks and uncertainties that might cause such differences include those related to the COVID-19 pandemic, about which there are many uncertainties, including (i) the duration and severity of the pandemic, (ii) the effect on the multifamily industry and the general economy of measures taken by businesses and the government to prevent the spread of the novel coronavirus and relieve economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (iii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic. Due to this uncertainty we are not able at this time to estimate the effect of these factors on our business, but the adverse impact of the pandemic on our business, results of operations, cash flows and financial condition could be material. In addition, the effects of the pandemic are likely to heighten the following risks, which we routinely face in our business:

•we may fail to secure development opportunities due to an inability to reach agreements with third-parties to obtain land at attractive prices or to obtain desired zoning and other local approvals;

•we may abandon or defer development opportunities for a number of reasons, including changes in local market conditions which make development less desirable, increases in costs of development, increases in the cost of capital or lack of capital availability, resulting in losses;

•construction costs of a community may exceed our original estimates;

•we may not complete construction and lease-up of communities under development or redevelopment on schedule, resulting in increased interest costs and construction costs and a decrease in our expected rental revenues;

•the timing and net proceeds of condominium sales may not equal our current expectations;

•occupancy rates and market rents may be adversely affected by competition and local economic and market conditions which are beyond our control;

•financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline which could limit our pursuit of opportunities;

•the impact of new landlord-tenant laws and rent regulations may be greater than we expected;

•our cash flows may be insufficient to meet required payments of principal and interest, and we may be unable to refinance existing indebtedness or the terms of such refinancing may not be as favorable as the terms of existing indebtedness;

•we may be unsuccessful in our management of joint ventures and the REIT vehicles that are used with certain joint ventures;

•we may be unsuccessful in managing changes in our portfolio composition;

•laws and regulations implementing rent control or rent stabilization, or otherwise limiting our ability to increase rents, charge fees or evict tenants, may impact our revenue or increase our costs;

•our expectations, estimates and assumptions as of the date of this filing regarding outstanding legal proceedings are subject to change; and

•the likelihood that we may choose to pay dividends in our stock instead of cash, which may result in stockholders having to pay taxes with respect to such dividends in excess of the cash received, if any.

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

ITEM 4.    CONTROL AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Changes in internal controls over financial reporting.

None.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Following the filing of a petition by Local 30 of the International Union of Operating Engineers ("Local 30"), on April 23, 2019 an election was held among our non-management, onsite maintenance associates at our Westchester County, New York operating communities, and the associates elected to be represented by Local 30 in collective bargaining. The Company filed objections to the election on various grounds, which were rejected by the local hearing officer and regional director of the National Labor Relations Board (“NLRB”). On August 26, 2020, the NLRB denied the Company’s request to review those decisions. To date, the Company and Local 30 have not begun to negotiate a collective bargaining agreement covering non-management, onsite maintenance associates at the affected Westchester County, New York communities. The Company does not believe that this matter and the possible representation by Local 30 of our maintenance associates in Westchester County will have a material adverse effect on the Company's financial condition or its results of operations.

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

Since its discovery in December 2019, a new strain of coronavirus has spread from China to many other countries, including the United States, and has caused the spread of the COVID-19 respiratory disease. As a result of the outbreak, the World Health Organization has declared a pandemic, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States which was most recently renewed as of October 2, 2020, and many state governors, including in the states where we do business, have declared states of emergency. Considerable uncertainty still surrounds the ultimate impact and duration of the COVID-19 pandemic, including the effectiveness of any responses taken on a national and local level, the availability of supplies and testing to address the pandemic, the response time for obtaining test results, the potential and timing for development of effective treatments or vaccines and the economic effects of the COVID-19 pandemic. However, measures taken to date to limit the impact and spread of COVID-19, including social distancing and other restrictions on travel, congregation and business operations, have already resulted in significant negative economic impacts, including the impacts on the Company described in this report. The long-term impact of COVID-19 on the United States and world economies remains uncertain, and the duration, scope and significance of any resulting economic downturn cannot currently be predicted.

The global impact of the COVID-19 pandemic continues to evolve, and the ongoing extent of its effect on our operational and financial performance will depend on future developments that are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic; the actions taken to contain or mitigate its impact; changes in consumer and business preferences for living and working arrangements; and the direct and indirect economic effects of the pandemic and related containment measures, among others. The COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many of the risk factors set forth in the Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as posed by COVID-19.

Impact of COVID-19 on Our Operations

Our operating results depend, in large part, on revenues derived from leasing apartment homes in our communities to residential tenants, the ability of our residents to earn sufficient income to pay their rents in a timely manner, the extent to which we waive late and other customary fees associated with the apartment rental process, and our ability to limit uncollectible lease revenue and maintain operating results by evicting and re-leasing apartment homes when residents remain delinquent in their payment of rent. The market and economic challenges created by the COVID-19 pandemic, and governmental measures implemented to prevent its spread and cushion the economic impact on consumers, may adversely affect our revenues, net income, NOI, returns on investment and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. Operating impacts from the COVID-19 pandemic include the following:

•The spread of the COVID-19 virus and related government actions could result in further increases in unemployment, and residents that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ rent obligations and may not be able to do so on terms as favorable to us as those currently in place. In response to the COVID-19 pandemic, numerous state, local, and federal efforts have also imposed restrictions, for varying times and to varying degrees, on our ability to enforce residents’ contractual lease obligations, and this will affect our ability (until a restriction is lifted or expires) to collect rent or enforce all our remedies (such as eviction) for the failure to pay rent. In addition to these regulatory limits on evictions, in practical terms many of the housing courts and sheriff’s offices on which we rely to enforce our rights are not operating at the same level of volume or effectiveness as before the pandemic.

•In the event of resident nonpayment, default or bankruptcy, the uncollectibility of rent could increase and we may not be able to re-lease apartment homes at current or projected rents. Our occupancy levels and pricing across our portfolio may decline due to changes in demand or logistical challenges in showing or leasing apartment homes to prospective residents, including restrictions or recommended guidelines inhibiting our employees’ ability to meet with existing or potential residents.

•Various state, local and federal rules have required us, in some jurisdictions or for some properties, to waive late fees and certain other customary fees associated with our apartment rental business, and may do so in the future. We have elected at times to also waive these fees even where or when not required, and may do so in the future. These requirements or practices have resulted, and to the extent implemented or continued, may in the future result in foregone revenue.

•Our properties may also incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

•The pandemic may depress demand among consumers for our apartments for a variety of reasons. Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live somewhere other than our markets. Low interest rates that are caused by the pandemic and government responses, as well as general health concerns, may encourage consumers who would otherwise rent a multifamily apartment to instead rent a single family home or purchase a home. Additionally, to the extent that some institutions of higher learning continue to turn to online education and business activity and travel remain at lower levels, we expect that demand from students and corporate apartment homes may remain below pre-pandemic levels.

•Social distancing and other measures in response to the pandemic have caused us to revise the manner in which we meet with prospective residents and serve current residents. For example, many prospective residents are visiting apartments virtually or on a self-tour rather than being accompanied by a leasing consultant. In addition, in many communities various common area amenities are closed. These factors may affect resident satisfaction and leasing velocity.

In addition to renting apartment homes directly to residents, we also lease ancillary commercial space at our communities and lease apartment homes to corporate apartment home providers. In 2019, 1.4% of our total revenue was from commercial tenants and 3.4% of our total residential revenue was from corporate apartment home providers. We are experiencing a higher rate of delinquency from commercial and corporate apartment home tenants than from residential tenants. There may also be a greater risk of bankruptcy and default from commercial and corporate apartment home providers.

Until such time as the virus is contained or eradicated, or effective and reliable treatments and/or vaccines are widely available, commerce and employment may not return to more customary levels and we may experience material reductions in our operating revenue and NOI compared to our pre-pandemic experience.

Emergency orders shutting down non-essential businesses, limiting congregations of people, and requiring social distancing have also disrupted our development and construction activity. During the three months ended June 30, 2020, we had to temporarily cease or slow down construction at various of our Development Communities. To the extent we experience further cessations or delays in construction, our construction costs may increase and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

The same factors as described immediately above as impacting the pace of our development may also impact our workforce. Many associates, particularly in overhead positions, are working remotely. This disruption in the normal operations of our workforce, as well as the possibility of illness among our associates or a substantial portion of our workforce, could also adversely affect our operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2020	—	$—	—	$500,000
August 1 - August 31, 2020	287,792	$152.90	287,792	$455,997
September 1 - September 30, 2020	624,955	$149.51	624,941	$362,560
___________________________________

(1)Consists primarily of activity under the 2020 Stock Repurchase Program and includes shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.
(2)In July 2020, the Board of Directors approved the 2020 Stock Repurchase Program, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

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

10.1+	—	Third Amendment to AvalonBay Communities, Inc. Second Amended and Restated Equity Incentive Plan, dated September 16, 2020. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AVALONBAY COMMUNITIES, INC.

Date:	November 4, 2020	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 4, 2020	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)