Form 10-K
period 2020-12-31
AVALONBAY COMMUNITIES INC
filed 2021-02-25
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2020 was $21,698,072,550.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 29, 2021 was 139,527,493.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2021 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

General

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. We develop, redevelop, acquire, own and operate multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion markets in Southeast Florida and Denver, Colorado (the "Expansion Markets"). We focus on leading metropolitan areas in these regions that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered, and will continue in the future to offer, the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics.

At January 31, 2021, we owned or held a direct or indirect ownership interest in:

•272 operating apartment communities containing 79,856 apartment homes in 11 states and the District of Columbia, of which 260 communities containing 76,737 apartment homes were consolidated for financial reporting purposes and 12 communities containing 3,119 apartment homes were held by unconsolidated entities in which we hold an ownership interest.

•16 wholly-owned apartment communities under development that are expected to contain an aggregate of 5,128 apartment homes when completed and two unconsolidated investments which each hold an apartment community under development and together are expected to contain an aggregate of 803 apartment homes when completed.

•The Park Loggia, which contains 172 for-sale residential condominiums, of which 73 have been sold as of January 31, 2021, and 66,000 square feet of commercial space, of which 69% has been leased as of January 31, 2021.

•Rights to develop an additional 24 communities that, if developed as expected, will contain 7,853 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We pursue our development, redevelopment, investment and operating activities with the purpose of Creating a Better Way to Live. Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. As described in Item 2. "Communities," we operate our apartment communities under three core brands, Avalon, AVA and eaves by Avalon, and in 2020 we introduced our Kanso brand. We pursue our development and redevelopment activities primarily through in-house development and redevelopment teams, which are complemented by our in-house acquisition platform. We believe that our organizational structure, which includes dedicated development and operational teams in each of our regions, and strong culture are key differentiators, providing us with highly talented, dedicated and capable associates.

During the three years ended December 31, 2020, we:

•acquired nine apartment communities, excluding unconsolidated investments, and in 2019 we purchased our joint venture partner's interest in one operating community, obtaining a 100% ownership in that apartment community;

•disposed of 23 apartment communities, excluding unconsolidated investments and the five wholly-owned communities located in New York City that we contributed to a newly formed joint venture (the "NYC Joint Venture") in 2018, retaining a 20.0% interest in the venture;

•realized our pro rata share of the gain from the sale of four communities owned by unconsolidated real estate entities;

•completed the development of 22 apartment communities and the redevelopment of 17 apartment communities.

A more detailed description of our unconsolidated real estate entities and the related investment activity can be found in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 of this report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

A further discussion of our development, redevelopment, disposition, acquisition, property management and related strategies follows.

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we maintain regional offices to identify and support development opportunities through local market presence and access to local market information. In addition to our principal executive office in Arlington, Virginia, we also have regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•Bellevue, Washington;
•Boston, Massachusetts;
•Denver, Colorado;
•Fairfield, Connecticut;
•Irvine, California;
•Westfield, New Jersey;
•Los Angeles, California;
•Melville, New York;
•New York, New York;
•San Francisco, California;
•San Jose, California; and
•Virginia Beach, Virginia.

After selecting a site for development, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire an interest in the site after the completion of entitlements and shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. For further discussion of our Development Rights, refer to Item 2. “Communities” in this report.

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

During periods where competition for development land is more intense, we may acquire improved land with existing commercial uses and rezone the site for multifamily residential use. During the period that we hold these buildings for future development, any rent received in excess of expenses from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. Any expenses relating to these operations, in excess of any rents received, are accounted for as a reduction in net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor commercial space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction.

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

As part of the Archstone Acquisition in 2013 (as defined in Item 1. “Business” in the Company's Form 10-K filed February 22, 2019), we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2020 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $47,500,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

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

Property Management Strategy.    We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize NOI include:

•focusing on resident satisfaction;
•staggering lease terms such that lease expirations are better matched to traffic patterns;
•balancing high occupancy with premium pricing and increasing rents as market conditions and local law permit; and
•leveraging technology and data science, through revenue management software to optimize the pricing and term of leases, implementation of self guided tours and other innovations.

Constraining growth in operating expenses is another way in which we seek to increase earnings growth. Growth in our portfolio and the resulting increase in revenue allows for fixed operating costs to be spread over a larger volume of revenue, thereby increasing operating margins. We constrain growth in operating expenses in a variety of ways, which include, but are not limited to, the following:

•purchase order controls, acquiring goods and services from pre-approved vendors;
•national negotiated contracts and bulk purchases where possible;
•bidding third-party contracts on a volume basis;
•retaining residents through high levels of service, which reduces apartment turnover costs, marketing and vacant apartment utility costs;
•performing turnover work in-house or hiring third parties, generally considering the most cost effective approach as well as expertise needed to perform the work;
•regular preventive maintenance to maximize resident safety and satisfaction and property and equipment life;
•centralization of many community administration and support tasks at our shared service center;
•pursuing real estate tax appeals;
•installing high efficiency lighting and water fixtures, cogeneration systems and sustainability initiatives, such as solar, in our operating platform; and
•implementing technology for resident and prospect services such as package lockers and self guided or virtual tours.

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

We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner. From time to time we may engage a third party to manage leasing and/or maintenance activity at one or more of our communities where we have limited historical experience or for other reasons.

From time to time we also pursue or arrange ancillary services for our residents to provide additional revenue sources or increase resident satisfaction. We provide such non-customary services to residents or share in the revenue or income from such services through a “taxable REIT subsidiary,” which is a subsidiary that is treated as a “C corporation” subject to federal income taxes. See “Tax Matters” below.

Financing Strategy.    Our financing strategy is to maintain a capital structure that provides financial flexibility to help ensure we can select cost effective capital market options that are well matched to our business risks. We estimate that our short-term liquidity needs will be met from cash on hand, borrowings under our $1,750,000,000 revolving variable rate unsecured credit facility (the “Credit Facility”), sales of current operating communities and/or issuance of additional debt or equity securities. A determination to engage in an equity or debt offering depends on a variety of factors such as general market and economic conditions, our short and long-term liquidity needs, the relative costs of debt and equity capital and growth opportunities. A summary of debt and equity activity for the last three years is reflected on our Consolidated Statement of Cash Flows of the Consolidated Financial Statements set forth in Item 8 of this report.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other types of real estate, mortgages (including participating or convertible mortgages), securities of other REITs or real estate operating companies, or securities of technology companies that relate to our real estate operations or of companies that provide services to us or our residents, in each case consistent with our qualification as a REIT. In addition, we own and lease commercial space at our communities when either (i) the highest and best use of the space is for commercial (e.g., street level in an urban area); (ii) we believe the commercial space will enhance the attractiveness of the community to residents or; (iii) some component of commercial space is required to obtain entitlements to build apartment homes. As of December 31, 2020, we had a total of approximately 768,000 square feet of rentable commercial space, excluding commercial space within communities currently under development. Gross rental revenue provided by leased commercial space in 2020 was $20,434,000 (0.9% of total revenue). We may also develop a property in conjunction with another real estate company that will own and operate the commercial or for-sale residential components of a mixed-use building or project that we help develop. If we secure a development right and believe that its best use, in whole or in part, is to develop the real estate with the intent to sell rather than hold the asset, we may, through a taxable REIT subsidiary, develop real estate for sale, or if we determine that the best disposition opportunity for a development is a sale upon completion in whole or through individual apartment home condominium sales, such as our Park Loggia condominium development. Any investment in securities of other entities, and any development of real estate for sale, is subject to the percentage of ownership limitations, gross income tests, and other limitations that must be observed for REIT qualification.

We conduct many of the administrative functions associated with our property operations (including billing, collections, and response to resident inquiries) through an internally operated shared services center, rather than having on-site associates conduct such activities. We believe this centralized platform allows our on-site associates to focus more on current and prospective resident services, while at the same time enabling us to reduce costs, mitigate risk and increase our availability and responsiveness to our residents. We are exploring the possibility of performing these shared service center administrative functions for a third party as a means of creating an additional revenue stream and economies of scale at our center. We cannot assure that we will provide such services to a third party or that it will be successful if we do so.

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

Tax Matters

We filed an election with our 1994 federal income tax return to be taxed as a REIT under the Code and intend to maintain our qualification as a REIT in the future. As a REIT, with limited exceptions, such as those described under “Property Management Strategy” above, we will not be taxed under federal and certain state income tax laws at the corporate level on our taxable net income to the extent such taxable net income is distributed to our stockholders. We expect to make sufficient distributions to avoid income tax at the corporate level. While we believe that we are organized and qualified as a REIT and we intend to operate in a manner that will allow us to continue to qualify as a REIT, there can be no assurance that we will be successful in this regard. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control.

Competition

We face competition from other real estate investors, including insurance companies, pension and investment funds, REITs both in the multifamily as well as other sectors, and other well capitalized investors, to acquire and develop apartment communities and acquire land for future development. As an owner and operator of apartment communities, we also face competition for prospective residents from other operators whose communities may be perceived to offer a better location or better amenities or whose pricing may be perceived as a better value given the quality, location, terms and amenities that the prospective resident seeks. We also compete against condominiums and single-family homes that are for sale or rent, including those offered through online platforms. Although we often compete against large, sophisticated developers and operators for development opportunities and for prospective residents, real estate developers and operators of any size can provide effective competition for both real estate assets and potential residents.

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

Human Capital

Attracting, motivating, developing, and retaining talented associates who share our purpose, core values and cultural norms is important to our long-term success. We train our associates to understand our purpose (Creating a Better Way to Live), our core values (a commitment to integrity, a spirit of caring and a focus on continuous improvement) and our cultural norms (we collaborate, excel, innovate, act like owners, are thoughtful and thorough, and show appreciation).

At January 31, 2021, we had 3,090 employees, of which approximately 96% were employed on a full-time basis. Approximately 71% of our associates work on-site at our operating communities and the balance work on other matters. None of our associates are represented by a union except for approximately 25 maintenance associates at communities in Westchester County, New York, where we are in the process of negotiating a collective bargaining agreement.

We consider the following aspects of human capital management to be important:

Diversity and Inclusion. We value workforce diversity and an inclusive culture. We believe that a diverse workplace will produce a variety of perspectives, motivate associates and help us understand and better serve our customers and the communities in which we do business. At January 31, 2021, 40% of our associates self-identified as White, 27% as Hispanic, 15% as Black, 6% as Asian, and 12% as other ethnicities, two or more ethnicities or did not respond. We are committed to promoting and achieving greater workplace diversity and have undertaken active steps to further this goal.

Associate Engagement. We monitor the engagement of our associates, receive feedback from our associates, and benchmark our performance by having a third party firm conduct anonymous associate perspective surveys each year. The results are discussed and presented both on a company-wide basis and within each functional group.

Safety. We take workplace safety seriously at our construction sites, our operating communities and our offices. Through our Construction Site Safety Observation program and our dedicated safety team, we monitor project-level safety performance metrics at our construction sites, and elements of compensation for our construction group and our CEO are based on safety compliance performance. Our maintenance associates are required to take monthly safety training on a variety of subjects, and our risk management group monitors incident reports from our offices and communities. The COVID-19 pandemic has presented unique health and safety challenges, and we have taken a number of actions in response to promote the well-being of our associates, including permitting remote work and flexible schedules where feasible, providing extended Company paid leave for associates who needed to miss work for COVID-19 related reasons, establishing office and community protocols for associate safety, conducting training and refresher courses on COVID-19 prevention and communicating regularly with associates on COVID-19 topics, including advising on how to sign up for vaccination.

Training. We help our associates develop the skills they need to advance in their careers and succeed at AvalonBay. We train our associates in a variety of ways, including through our learning management system, AvalonBay University, which offers approximately 700 courses providing technical, management, ethics, compliance and cyber-awareness training.

Other Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Senior Officer Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Policy on Recoupment of Incentive Compensation, and Sustainability Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

Our operations involve various risks that could have adverse consequences, including those described below. This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in this Form 10-K.

Risks related to the COVID-19 pandemic’s impact on multifamily rental housing

The national and global impacts of the COVID-19 pandemic continue to evolve. Regulatory measures taken to date to limit the impact and spread of COVID-19 have at times included varying requirements for social distancing, limitations on landlords' rights with respect to delinquent tenants, and restrictions on travel, congregation and business operations. Business and consumer preferences for work and living arrangements during the pandemic continue to evolve as well. These developments, along with the resulting negative employment and economic impacts, have adversely affected the Company as described in this report. The long-term impact of COVID-19 on the United States and world economies remains uncertain, and the duration, scope and significance of any resulting economic downturn cannot currently be predicted. The COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, many of the risk factors set forth in this Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as the risks posed by COVID-19.

Regulatory, business and consumer responses to the COVID-19 pandemic impact our operations.

Operating impacts from the COVID-19 pandemic include the following:

•The spread of the COVID-19 virus and related government actions and consumer responses could result in further increases in unemployment, and residents who experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we have and may continue to restructure tenants’ rent obligations and may not be able to do so on terms as favorable to us as the lease terms that are currently in place. In response to the COVID-19 pandemic, numerous state, local, and federal efforts have also imposed restrictions, for varying times and to varying degrees, on our ability to enforce residents’ contractual lease obligations, and this will affect our ability (until a restriction is lifted or expires) to collect rent or enforce all our remedies (such as pursuing collections and seeking evictions) for the failure to pay rent. In addition to these regulatory limits on evictions, in practical terms many of the housing courts and sheriff’s offices on which we rely to enforce our rights are not operating at the same level of volume or effectiveness as before the pandemic.

•Our occupancy levels and pricing across our portfolio have declined and may continue to decline due to changes in demand. Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live in a location other than our markets. Low interest rates that are caused by the pandemic and government responses, as well as general health concerns, may encourage consumers who would otherwise rent a multifamily apartment to rent instead a single family home or purchase a home. Additionally, to the extent that some institutions of higher learning continue to turn to online education and business activity and travel remain at lower levels, we expect that demand from students and corporate apartment homes will continue below pre-pandemic levels.

•Various state, local and federal rules have required us, in some jurisdictions or for some properties, to waive late fees and certain other customary fees associated with our apartment rental business, and may do so in the future. We have elected at times also to waive these fees even where or when not required, and may do so in the future. These requirements or practices have resulted, and to the extent implemented or continued may in the future result, in foregone revenue.

•Our properties may also incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

•Social distancing and other measures in response to the pandemic have caused us to revise the manner in which we meet with prospective residents and serve current residents. For example, many prospective residents are visiting apartments virtually or on a self-tour rather than being accompanied by a leasing consultant. In addition, in many communities various common area amenities are closed or their access is limited. These factors may affect resident satisfaction and leasing velocity.

In addition to renting apartment homes directly to residents, we also lease ancillary commercial space at our communities and lease apartment homes to corporate apartment home providers. In 2020, 0.9% of our total revenue was from commercial tenants and 2.5% of our total residential revenue was from corporate apartment home providers. We are experiencing a higher rate of delinquency from commercial and corporate apartment home tenants than from residential tenants. There may also be a greater risk of bankruptcy and default from commercial and corporate apartment home providers.

Until such time as vaccines that have been developed are widely distributed or the virus is otherwise contained or eradicated, commerce and employment may not return to more customary levels and we may experience material reductions in our operating revenue and NOI compared to our pre-pandemic experience.

Emergency orders shutting down non-essential businesses, limiting congregations of people, and requiring social distancing have at times disrupted, and may in the future disrupt, our development and construction activity. To the extent we experience further cessations or delays in construction, our construction costs may increase and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

The same factors as described immediately above may also impact our workforce. Many associates, particularly in overhead positions, are working remotely. This disruption in the normal operations of our workforce, as well as the possibility of illness among our associates or a substantial portion of our workforce, could also adversely affect our operations.

Changes in available financing or investor demand for apartment communities as a result of the COVID-19 pandemic could impact our liquidity.

As a result of the current economic downturn, the real estate market may be unable to attract the same level of capital investment that it attracted before the COVID-19 pandemic, and there may be a reduction in the number of companies seeking to acquire properties, which may result in the value of our properties not appreciating, or decreasing significantly below the amount for which we acquired or developed them. This may also limit our ability to promptly sell our properties if desired, realize a cash return on our investment and reinvest the sales proceeds in new properties.

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

Risks related to investments through acquisitions, construction, development, and joint ventures

Development, redevelopment and construction risks could affect our profitability.

We intend to continue to develop and redevelop apartment home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may expose us to the following risks, among others:

•we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;
•occupancy rates and rents at a community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;
•we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy or other required governmental or third party permits and authorizations, which could result in increased costs, or the delay or abandonment of opportunities;
•we may incur costs that exceed our original estimates due to increased material, labor or other costs;
•we may be unable to complete construction of a community on schedule or for the originally projected cost resulting in increased construction and financing costs;
•we may incur liabilities to third parties during the development process, for example, in connection with managing existing improvements on the site prior to tenant terminations and demolition (such as commercial space) or in connection with providing services to third parties (such as the construction of shared infrastructure or other improvements); and

•we may incur liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance.

Refer to our “Risks related to liquidity and financing” section below for additional construction and development risks related to financing.

Attractive investment opportunities may not be available, which could adversely affect our profitability.

We expect that other real estate investors, including insurance companies, pension and investment funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. This competition could increase prices for properties of the type we would likely pursue and adversely affect our profitability for new investments.

Acquisitions may not yield anticipated results.

Our business strategy includes acquiring as well as developing communities. Our acquisition activities may be exposed to the following risks:

•an acquired property may fail to perform as we expected in analyzing our investment; and
•our estimate of the costs of operating, repositioning or redeveloping an acquired property may prove inaccurate.

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences.

We may from time to time commence development activity or make acquisitions outside of our existing market areas if appropriate opportunities arise. Our historical experience in our existing markets in developing, owning and operating rental communities does not ensure that we will be able to operate successfully in new markets. We may be exposed to a variety of risks when we enter a new market, including an inability to accurately evaluate local apartment market conditions and an inability to obtain land for development or to identify appropriate acquisition opportunities.

We also may engage or have an interest in for-sale activity, such as the sale of the residential condominiums at The Park Loggia, a mixed-use development located in New York, New York. We may be unsuccessful at developing real estate with the intent to sell or in selling condominiums at originally underwritten values, or at all, as a disposition strategy for an asset, which could have an adverse effect on our results of operations.

We are exposed to risks associated with investment in, and management of, discretionary real estate investment funds and joint ventures.

At times we invest in real estate as a partner or a co-venturer with other investors. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses or the debt and obligations of a venture; that our partner might have business goals that are inconsistent with ours which may result in the venture being unable to implement certain decisions that we consider beneficial; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; that our partners holding a majority of the equity interests may remove us as the general partner or managing member in certain cases involving cause; and we may be liable and/or our status as a REIT may be jeopardized if either the ventures, or the REIT entities associated with the ventures, fail to comply with various tax or other regulatory matters. Frequently, we and our partner may each have the right to trigger a buy-sell or similar arrangement that could cause us to sell our interest, acquire our partner's interest or force a sale of the asset, at a time when we otherwise would not have initiated such a transaction and on terms that are not most advantageous to us.

We are exposed to risks associated with real estate assets that are subject to ground leases that may restrict our ability to finance, sell or otherwise transfer our interests in those assets, limit our use and expose us to loss if such agreements are breached by us or terminated.

We own assets which are subject to long-term ground leases. These ground leases may impose limitations on our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to operate the properties. In addition, we could lose our interests in the properties if the ground leases are breached by us, terminated or lapse. As we get closer to the lease termination dates, the values of the properties could decrease if we are unable to agree upon an extension of the lease with the lessor. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

Land we hold with no current intent to develop may be subject to future impairment charges.

We own land parcels that we do not currently intend to develop. As discussed in Item 2. “Communities—Other Land and Real Estate Assets,” in the event that the fair market value less the cost to dispose of a parcel changes such that it is less than the carrying basis of the parcel, we would be subject to an impairment charge, which would reduce our net income.

Risks related to liquidity and financing

Capital and credit market conditions may adversely affect our access to various sources of capital and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use external financing to fund construction and to refinance indebtedness as it matures. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or issuing equity. If we are able and/or choose to access capital at a higher cost than we have experienced in recent years, our earnings per share and cash flows could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate environment or a volatile economic environment, or if we dilute the interest of stockholders by issuing additional equity. We believe that the lenders under our Credit Facility will fulfill their lending obligations thereunder, but if economic conditions deteriorate, the ability of those lenders to fulfill their obligations may be adversely impacted.

Insufficient cash flow could affect our debt financing and create refinancing risk.

We are subject to the risks associated with debt financing, including the risk that our available cash will be insufficient to meet required payments of principal and interest on our debt. For us to continue to qualify as a REIT, we are required to annually distribute dividends generally equal to at least 90% of our REIT taxable income, which limits the amount of our cash flow available to meet required principal and interest payments. The principal outstanding balance on a portion of our debt will not be fully amortized prior to its maturity. We cannot assure you that we will have sufficient cash flows available to make all required principal payments. Therefore, we expect that we will generally need to refinance at least a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or that a refinancing will not be done on as favorable terms; either of these outcomes could have a material adverse effect on our financial condition and results of operations.

Rising interest rates could increase interest costs and could affect the market price of our common stock, and efforts to hedge such risk could be ineffective and cause us to incur costs.

If interest rates increase, our interest costs on variable rate debt will rise unless we have hedged the risk of rising interest rates. In addition, an increase in market interest rates may lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock.

From time to time we use interest rate derivatives to hedge and manage our exposure to certain interest rate risks. For example, when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates prior to debt issuance by entering into interest rate hedging contracts. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. The settlement or termination of interest rate hedging contracts may involve material charges to our earnings including net costs, such as transaction fees, settlement costs and/or breakage costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations. Developing and implementing an interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations and there can be no assurance that our hedging activities will be effective.

Bond financing and zoning and other compliance requirements could limit our income, restrict the use of communities and cause favorable financing to become unavailable.

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes which typically provides a more favorable interest rate for us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or as a condition to obtaining favorable zoning or an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2020, 5.1% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may or may not expire, may limit our ability to raise rents and, as a consequence, adversely affect the value of the communities subject to these restrictions. If we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.

Some of our tax-exempt bond financing documents require us to obtain a guarantee from a financial institution of payment of the principal and interest on the bonds. The guarantee may take the form of a letter of credit, surety bond, guarantee agreement or other additional collateral. If the financial institution defaults in its guarantee obligations, or if we are unable to renew the applicable guarantee or otherwise post satisfactory collateral, a default will occur and the community could be foreclosed upon if we do not redeem the tax exempt bonds.

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

A substantial portion of our debt is subject to prepayment penalties or premiums that we will be obligated to pay in the event that we elect to prepay the debt prior to the earlier of (i) its stated maturity or (ii) another stated date. If we elect to prepay a significant amount of outstanding debt, our prepayment penalties or payments under these provisions could materially adversely affect our results of operations.

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate will have uncertain and possibly adverse effects.

In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, the impact of this transition on the interest rates charged to the Company could possibly adversely affect our financing costs, including spread pricing on our Credit Facility and variable rate unsecured term loans ( the "Term Loans") and certain other floating rate debt obligations, as well as our operations and cash flows.

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

The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by our revenue generation, other liquidity needs and economic and other considerations.

The form, timing and/or amount of dividend distributions will be declared at the discretion of the Board of Directors and will depend on our rental revenue, actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board of Directors may consider relevant. The Board of Directors may modify our dividend policy from time to time.

We may experience barriers to selling apartment communities that could limit financial flexibility.

Potential difficulties in promptly selling real estate at prices we find acceptable may limit our ability to quickly change or reduce the apartment communities in our portfolio in response to changes in economic, regulatory, or other conditions. Federal tax laws may also limit our ability to sell properties when desired. See “Risks related to our REIT or tax status” section for more information on federal tax law risks.

Risks related to ongoing operations of our communities

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability.

We must develop, construct and operate our communities in compliance with federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord/tenant laws and other laws generally applicable to business operations. Noncompliance with laws could expose us to liability. Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements or other conditions, (ii) rent control or rent stabilization laws or other residential landlord/tenant laws, or (iii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes.

We have seen a recent increase in states and municipalities implementing, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit the amount by which we can raise rents or charge non-rent fees. For example, in 2019 the State of California adopted statewide rent control for communities older than fifteen years, limiting rent increases to the lesser of 10% or 5% plus local CPI. Also in 2019 the State of New York adopted new rules for rent-controlled and rent-stabilized units that revised and limited the way rent increases are calculated for renewal leases, basing increases solely on rent actually paid and eliminating the ability to increase the renewal rent to a higher “registered rent.” Furthermore, in California the Governor has the ability to enact local or statewide states of emergency which limit our ability to increase new and renewal rents more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. Current and future enactments of rent control or rent stabilization laws or other laws regulating multi-family housing may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating expenses and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community.

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

Our apartment communities compete with other apartment operators as well as rental housing alternatives such as single-family homes for rent, and short term furnished offerings such as those available from extended stay hotels or through on-line listing services. In addition, our residents and prospective residents also consider as an alternative to renting the purchase of a new or existing condominium or single-family home for sale. Competitive residential housing could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of our real estate assets.

Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our communities, and may be adversely affected by the following risks:

•corporate restructurings and/or layoffs, and industry slowdowns;
•an oversupply of, or a reduced demand for, apartment homes;
•a decline in household formation or employment or lack of employment growth;
•the inability or unwillingness of residents to pay rent increases; and
•economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

Risks related to commercial operations

Although we are primarily in the multifamily rental business, we also own and lease ancillary commercial space. Gross rental revenue provided by leased commercial space in our portfolio represented 0.9% of our total revenue in 2020. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

Risks related to our REIT or tax status

Failure to qualify as a REIT would cause us to be taxed as a corporation, which would significantly reduce funds available for distribution to stockholders.

If we fail to qualify as a REIT for federal income tax purposes, we will be subject to regular federal corporate income tax on our taxable income. In addition, unless we are entitled to relief under applicable statutory provisions, we would be ineligible to make an election for treatment as a REIT for the four taxable years following the year we lose our qualification. The additional tax liability resulting from the failure to qualify as a REIT would significantly reduce or eliminate the amount of funds available for distribution to our stockholders. Furthermore, we would no longer be required to make distributions to our stockholders. Thus, our failure to qualify as a REIT could also impair our ability to expand our business and raise capital and would adversely affect the value of our common stock.

We believe that we are organized and qualified as a REIT, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we are qualified as a REIT, or that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial and administrative interpretations and involves the determination of a variety of factual matters and circumstances not entirely within our control. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of this qualification.

Even if we qualify as a REIT, we will be subject to certain federal, state and local taxes on our income and property and on taxable income that we do not distribute to our stockholders. In addition, we hold certain assets and engage in certain activities through our taxable REIT subsidiaries that a REIT could not engage in directly. We also use taxable REIT subsidiaries to hold certain assets that we believe would be subject to the 100% prohibited transaction tax if sold at a gain outside of a taxable REIT subsidiary or to engage in activities that generate non-qualifying REIT income. Our taxable REIT subsidiaries are subject to federal income tax as regular corporations.

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

We may experience regulatory and federal tax barriers to selling apartment communities that could limit financial flexibility.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock or debt securities.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders and holders of our debt securities could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Risks that may not be insured in full or in part

We are exposed to risks that are either uninsurable, not economically insurable or in excess of our insurance coverage, including risks discussed below.

Insurance coverage for various risks can be costly and in limited supply. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in the Company's view, economically impractical. Incidents that directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage could have a material adverse effect on our business, financial condition and results of operations including increased maintenance, repair, and delays in construction. In addition, we would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community which could have a material adverse effect on our business and our financial condition and results of operations. The following risks are uninsurable or insurance coverage is limited due to premium rates (See Item 2. “Communities—Insurance and Risk of Uninsured Losses”):

•Earthquake risk. As further described in Item 2. “Communities—Insurance and Risk of Uninsured Losses,” many of our West Coast communities are located in the general vicinity of active earthquake faults. Insurance coverage for earthquakes can be costly and in limited supply.

•Severe or inclement weather risk. Many of our markets, particularly those located in coastal cities, are exposed to risks associated with inclement or severe weather, including hurricanes, severe winter storms and coastal flooding.

•Climate change risk. To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. In addition, changes in regulations based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

•Terrorism and other risk. We have significant investments in large metropolitan markets, such as Metro New York/New Jersey and Washington, D.C., which have in the past been or may in the future be the target of actual or threatened terrorist attacks. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our communities on terms and in amounts we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in the Company's view, economically impractical.

We may incur costs due to environmental contamination or non-compliance.

Under various public health laws and regulations, we may be required, regardless of knowledge or responsibility, to investigate and remediate the presence or effects of hazardous or toxic substances such as asbestos, lead paint, chemical vapors from soils or groundwater, petroleum product releases, and natural substances such as methane and radon gas. We may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we have for such events. The presence of these substances, or the failure to properly remediate or contain the contamination, may adversely affect our ability to borrow against, develop, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.

The development, construction and operation of our communities are subject to regulations and permitting under various federal, state and local laws, regulations and ordinances, which regulate matters including wetlands protection, storm water runoff and wastewater discharge. These laws and regulations may impose restrictions on the manner in which our communities may be developed, and noncompliance with these laws and regulations may subject us to fines and penalties and may subject us to liability in connection with personal injury.

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos containing materials (“ACMs”) when such materials are in poor condition or in the event of renovation or demolition of a building. These laws and the common law may impose liability for release of ACMs and may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to ACMs. We are not aware that any ACMs were used in the construction of the communities we developed. ACMs were, however, used in the construction of a number of the communities that we have acquired. Although we implement an operations and maintenance program at each of the communities at which ACMs are detected, we may fail to adequately observe such program or a disturbance of ACMs may occur nevertheless, exposing us to liability. We are aware that some of our communities have lead paint and have implemented an operations and maintenance program at each of those communities.

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

We cannot assure you that:

•the environmental assessments described above have identified all potential environmental liabilities;
•no prior owner created any material environmental condition not known to us or the consultants who prepared the assessments;
•no environmental liabilities have developed since the environmental assessments were prepared;
•the condition of land or operations in the vicinity of our communities, such as the presence of underground storage tanks, will not affect the environmental condition of our communities;
•future uses or conditions, including, without limitation, changes in applicable environmental laws and regulations, will not result in the imposition of environmental liability; and
•no environmental liabilities will arise at communities that we have sold for which we may have liability.

General Risk Factors

The ability of our stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.

There are provisions in our charter and bylaws that may discourage a third party from making a proposal to acquire us. These provisions include the following:

Our charter authorizes our Board of Directors to issue up to 50,000,000 shares of preferred stock without stockholder approval and to establish the preferences and rights, including voting rights, of any series of preferred stock issued. This could allow the Board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or a change in control.

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

As a Maryland corporation, we are subject to the provisions of the Maryland General Corporation Law. Maryland law restricts some business combinations and requires compliance with statutory procedures before some mergers and acquisitions may occur, which may delay or prevent offers to acquire us or increase the difficulty of completing any offers, even if they are in our stockholders' best interests. In addition, other provisions of the Maryland General Corporation Law permit the Board of Directors to make elections and to take actions without stockholder approval (such as classifying our Board such that the entire Board is not up for re-election annually) that, if made or taken, could have the effect of discouraging or delaying a change in control.

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

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment or Unconsolidated according to the following attributes:

•Established Communities (also known as Same Store Communities) for the year ended December 31, 2020 are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, Northern and Southern California and our expansion markets of Southeast Florida and Denver, Colorado), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy, as defined below, as of the beginning of the respective prior year. The Established Communities for the year ended December 31, 2020 are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2019, are not conducting or are not probable to conduct substantial redevelopment activities, and are not held for sale or probable for disposition to unrelated third parties within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as of January 1, 2020, or which were acquired during the years ended December 31, 2020 or 2019. Other Stabilized Communities for the year ended December 31, 2020 excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the fiscal year.

•Lease-Up Communities are consolidated communities where construction has been complete for less than one year and that do not have stabilized occupancy.

•Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year. Redevelopment is considered substantial when (i) capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment gross cost basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

•Unconsolidated Communities are communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

Development Communities are consolidated communities that are under construction and for which a certificate or certificates of occupancy for the entire community have not been received. These communities may be partially complete and operating.

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

As of December 31, 2020, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	36	9,367
Metro NY/NJ	45	12,775
Mid-Atlantic	38	13,494
Pacific Northwest	16	4,116
Northern California	38	10,954
Southern California	56	16,379
Expansion Markets	3	912
Total Established	232	67,997

Other Stabilized Communities:
New England	4	943
Metro NY/NJ	2	854
Mid-Atlantic	1	151
Pacific Northwest	2	745
Northern California	1	873
Southern California	2	681
Expansion Markets	5	1,388
Total Other Stabilized	17	5,635

Lease-Up Communities	11	2,999

Redevelopment Communities	1	344

Unconsolidated Communities	12	3,119

Total Current Communities	273	80,094

Development Communities	16	5,128

Unconsolidated Development Communities	2	803

Total Communities	291	86,025

Development Rights	24	7,853

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Established Communities portfolio annually. Changes in the Established Communities portfolios for the years ended December 31, 2020, 2019 and 2018 were as follows:

Number of communities
Established Communities as of December 31, 2017	190
Communities added	25
Communities removed (1)
Redevelopment Communities	(9)
Disposed Communities (2)	(13)
Other Stabilized (3)	(1)
Communities with multiple phases separated	2
Established Communities as of December 31, 2018	194
Communities added	22
Communities removed (1)
Redevelopment Communities	(2)
Disposed Communities	(3)
Other Stabilized (3)	(1)
Established Communities as of December 31, 2019	210
Communities added	32
Communities removed (1)
Redevelopment Communities	(1)
Disposed Communities	(9)
Established Communities as of December 31, 2020	232
_________________________________
(1)    We remove a community from our Established Communities portfolio if we believe that planned activity for the upcoming year will result in that community's expected operations not being comparable to the prior year, including when we intend either (i) to undertake a significant capital renovation, such that the community will be classified as a Redevelopment Community; (ii) to dispose of a community; or (iii) when a significant casualty loss occurs.
(2)    Includes the five wholly-owned communities contributed to the NYC Joint Venture.
(3)    Community was moved from the Established Communities portfolio to the Other Stabilized portfolio as a result of a casualty loss that occurred during the year and impacted operations.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2021, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	128	39,767
Mid-rise	115	31,338
High-rise	29	8,751
Total Current Communities	272	79,856

As discussed in Item 1. “Business,” we operate under three core brands: Avalon, AVA and eaves by Avalon. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint. Our core “Avalon” brand focuses on upscale apartment living and high end amenities and services. “AVA” targets customers in high energy, transit-served urban neighborhoods and generally feature smaller apartments, many of which are designed for roommate living with an emphasis on modern design and a technology focus. “eaves by Avalon” is targeted to the cost conscious, “value” segment in suburban areas. In 2020, we introduced our "Kanso" brand through one of our current Development Communities. The Kanso brand is designed to create an apartment living experience that offers simplicity without sacrifice at a more moderate price point – featuring high-quality apartment homes, limited-to-no community amenities and supported by a low-touch, largely self-service operating model that leverages technology and smart access. We believe that these brands allow us to further penetrate our existing markets by appealing to different consumer preferences.

We also have an extensive and ongoing maintenance program to continually maintain and enhance our communities and apartment homes. The aesthetic appeal of our communities, and a service-oriented property management team that is focused on the specific needs of residents, enhances market appeal. We believe our mission of Creating a Better Way To Live helps us achieve higher rental rates and occupancy levels while minimizing resident turnover and operating expenses.

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2020	1/31/2021	1/31/2020	1/31/2021	1/31/2020	1/31/2021
New England	47	45	11,854	11,487	14.9%	14.4%
Boston, MA	39	40	10,440	10,541	13.1%	13.2%
Fairfield, CT	8	5	1,414	946	1.8%	1.2%

Metro NY/NJ	56	54	15,989	15,528	20.1%	19.4%
New York City, NY	14	14	5,089	5,089	6.5%	6.4%
New York Suburban	19	18	4,573	4,464	5.7%	5.6%
New Jersey	23	22	6,327	5,975	7.9%	7.4%

Mid-Atlantic	42	43	14,531	14,902	18.2%	18.7%
Washington Metro	37	38	12,969	13,340	16.2%	16.7%
Baltimore, MD	5	5	1,562	1,562	2.0%	2.0%

Pacific Northwest	19	20	5,135	5,451	6.5%	6.8%
Seattle, WA	19	20	5,135	5,451	6.5%	6.8%

Northern California	42	42	12,548	12,629	15.7%	15.8%
San Jose, CA	12	12	4,713	4,713	5.9%	5.9%
Oakland-East Bay, CA	13	15	3,847	4,336	4.8%	5.4%
San Francisco, CA	17	15	3,988	3,580	5.0%	4.5%

Southern California	60	59	17,279	17,209	21.7%	21.5%
Los Angeles, CA	40	39	11,843	11,773	14.9%	14.7%
Orange County, CA	12	12	3,370	3,370	4.2%	4.2%
San Diego, CA	8	8	2,066	2,066	2.6%	2.6%

Expansion markets	8	9	2,300	2,650	2.9%	3.4%
Denver, CO	4	4	1,086	1,086	1.4%	1.4%
Southeast Florida	4	5	1,214	1,564	1.5%	2.0%
	274	272	79,636	79,856	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2020, we completed construction of eight communities containing 2,095 apartment homes and sold 10 operating communities containing 1,887 apartment homes. The average age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.9 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 11.1 years.

Of the Current Communities, as of January 31, 2021, we owned (directly or through wholly-owned subsidiaries):

•258 operating communities, including 248 with a full fee simple, or absolute, ownership interest and 10 that are on land subject to a land lease. The land leases have various expiration dates from May 2041 to March 2142, and four of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration.

•A general partnership interest and an indirect limited partnership interest in Archstone Multifamily Partners AC LP (the “U.S. Fund”) and Multifamily Partners AC JV LP (the “AC JV”), subsidiaries of which own three and two operating communities, respectively.

•A membership interest in four limited liability companies. One of the ventures, the NYC Joint Venture, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities. The other three ventures that each hold a fee simple interest in an operating community, one of which is consolidated for financial reporting purposes.

•A general partnership interest in one partnership structured as a “DownREIT,” which is consolidated and owns one community. In this partnership, one of our wholly-owned subsidiaries is the general partner. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. The distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The limited partnership interests have the right to present all or some of their units for redemption for a cash amount based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock. At January 31, 2021, there were 7,500 DownREIT partnership units outstanding.

In addition to our Current Communities, we also hold, directly or through wholly-owned subsidiaries, a full fee simple ownership interest in our wholly-owned Development Communities, a membership interest in two limited liability companies that each hold an interest in an Unconsolidated Development Community, and a wholly-owned mixed-use project with for-sale condominiums.

Development Communities

As of December 31, 2020, we owned or held a direct interest in 16 Development Communities. We expect these Development Communities, when completed, to add a total of 5,128 apartment homes and 62,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,951,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Yonkers Yonkers, NY	590	$196	Q4 2017	Q3 2019	Q1 2021	Q3 2021
2.	AVA Hollywood (4) Hollywood, CA	695	375	Q4 2016	Q4 2019	Q1 2021	Q4 2021
3.	Avalon Old Bridge Old Bridge, NJ	252	72	Q3 2018	Q3 2020	Q2 2021	Q4 2021
4.	Avalon 555 President Baltimore, MD	400	139	Q3 2018	Q3 2020	Q3 2021	Q1 2022
5.	Avalon Newcastle Commons II Newcastle, WA	293	107	Q4 2018	Q4 2020	Q3 2021	Q2 2022
6.	Kanso Twinbrook Rockville, MD	238	66	Q4 2018	Q4 2020	Q2 2021	Q4 2021
7.	Avalon Harrison (4) Harrison, NY	143	77	Q4 2018	Q2 2021	Q2 2022	Q3 2022
8.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q1 2023
9.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
10.	Avalon Acton II Acton, MA	86	32	Q4 2019	Q3 2020	Q1 2021	Q2 2021
11.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q4 2022
12.	AVA RiNo Denver, CO	246	87	Q4 2019	Q1 2022	Q2 2022	Q4 2022
13.	Avalon Monrovia Monrovia, CA	154	68	Q4 2019	Q1 2021	Q3 2021	Q1 2022
14.	Avalon Harbor Isle Island Park, NY	172	90	Q4 2020	Q1 2022	Q3 2022	Q1 2023
15.	Avalon Easton II Easton, MA	44	15	Q4 2020	Q3 2021	Q4 2021	Q1 2022
16.	Avalon Somerville Station Somerville, NJ	375	116	Q4 2020	Q2 2022	Q3 2023	Q1 2024
	Total	5,128	$1,951
_________________________________
(1)Projected total capitalized cost includes all capitalized costs projected to be or actually incurred to develop the respective Development Community, determined in accordance with GAAP, including land acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation commercial tenants such as tenant improvements and leasing commissions.
(2)Initial projected occupancy dates are estimates.
(3)Stabilized operations is defined as the earlier of (i) attainment of 90% or greater physical occupancy or (ii) the one-year anniversary of completion of development.
(4)Development Communities containing at least 10,000 square feet of commercial space include AVA Hollywood (19,000 square feet) and Avalon Harrison (27,000 square feet).

During the year ended December 31, 2020, the Company completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Teaneck Teaneck, NJ	248	$73	242,988	$300	Q1 2020
2.	Avalon North Creek Bothwell, WA	316	83	304,083	273	Q1 2020
3.	Avalon Norwood Norwood, MA	198	61	244,361	250	Q1 2020
4.	Avalon Public Market Emeryville, CA	289	175	287,658	608	Q3 2020
5.	Avalon Marlborough II Marlborough, MA	123	42	166,364	252	Q4 2020
6.	Avalon Towson Towson, MD	371	114	320,840	355	Q4 2020
7.	Avalon Walnut Creek II Walnut Creek, CA	200	113	202,916	557	Q4 2020
8.	Avalon Doral Doral, FL	350	116	324,057	358	Q4 2020
	Total	2,095	$777
____________________________________
(1)Total capitalized cost is as of December 31, 2020. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

Unconsolidated Development Communities

As of December 31, 2020, we had an indirect interest in the following Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy (2)	Estimated completion
1.	Avalon Alderwood Mall Lynnwood, WA	50.0%	328	$110	Q4 2019	Q4 2021	Q3 2022
2.	AVA Arts District (3) Los Angeles, CA	25.0%	475	276	Q3 2020	Q1 2023	Q4 2023
	Total		803	$386

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

Development Rights

At December 31, 2020, we had $110,142,000 in acquisition and related capitalized costs for direct interests in five land parcels we own. In addition, we own the land for four development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities. In addition, we had $55,427,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to 15 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land. Collectively, the land held for development and associated costs for deferred development rights relate to 24 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 7,853 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2020, we incurred a charge of $12,399,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed. This charge includes the write-off of $7,264,000 related to a Development Right in New York City, with a projected total capitalized cost of $688,000,000, that we no longer expect is probable.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2020, we acquired the following land parcels for an aggregate investment of $114,395,000.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Harbor Isle (2) Island Park, NY	172	$90	February 2020
2.	Avalon Merrick Park Coral Gables, FL	254	96	March 2020
3.	Avalon Somerville Station (2) Somerville, NJ	375	116	October 2020
4.	Avalon Bothell Commons (3) Bothell, WA	908	360	October 2020
5.	Avalon Easton II (2) Easton, MA	44	15	October 2020
6.	Avalon South Miami Miami, FL	248	108	November 2020
7.	Avalon Westminster Promenade Westminster, CO	312	99	December 2020
	Total	2,313	$884
____________________________________
(1)Projected total capitalized cost includes all capitalized costs incurred to date (if any) and projected to be incurred to develop the respective community, determined in accordance with GAAP, including land and related acquisition costs, construction costs, real estate taxes, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, as well as costs incurred for first generation commercial tenants such as tenant improvements and leasing commissions, net of projected proceeds for any planned sales of associated outparcels and other real estate.
(2)Construction on this land parcel commenced during 2020.
(3)Land purchased for the expected development of two adjacent operating communities.

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when real estate markets allow us to realize a portion of the value created over our periods of ownership, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax-deferred, like-kind exchange transaction. From January 1, 2020 to January 31, 2021, we sold our interest in ten wholly-owned operating communities, containing 2,055 apartment homes, with an aggregate gross sales price of $699,750,000.

Insurance and Risk of Uninsured Losses

We maintain commercial general liability insurance and property insurance with respect to all of our communities, with insurance policies issued by a combination of third party insurers as well as a wholly-owned captive insurance company. These policies, along with other insurance policies we maintain, have policy specifications, insured and self-insured limits, exclusions and deductibles that we consider commercially reasonable. We utilize a wholly-owned captive insurance company to insure certain types and amounts of risks, which include property damage and resulting business interruption losses, general liability insurance and other construction related liability risks. The captive is utilized to insure other limited levels of risk, which may be in part reinsured by third party insurance. There are, however, certain types of losses (including, but not limited to, losses arising from nuclear liability, pandemic or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in management’s view, economically impractical. You should carefully review the discussion under Part I, Item 1A. “Risk Factors” of this Form 10-K for a discussion of risks associated with an uninsured property or casualty loss.

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence, subject to certain sub-limits and exclusions. Under the master property program, we are subject to various deductibles per occurrence, as well as additional self-insured retentions. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) and 10% of the second $25,000,000 of losses (per occurrence) incurred by the master property insurance policy. Our master property insurance program includes coverage for losses resulting from wildfires and windstorm. Limits, deductibles, self-insured retentions, and coverages are consistent with customary market programs and may increase or decrease annually during the insurance renewal process, which occurs on different dates throughout the calendar year.

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

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions. Our captive insurance company is directly responsible for covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit.

We also maintain certain casualty policies (general liability, umbrella/excess and workers compensation) for construction related risks which have various exclusions and deductibles that, in management’s view, are commercially reasonable.

Just as with office buildings, transportation systems and government buildings, there have been reports that apartment communities could become targets of terrorism. Our communities are insured for terrorism related losses through the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) program. This coverage extends to most of our casualty exposures (subject to deductibles and insured limits) and certain property insurance policies. We have also purchased private-market insurance for property damage due to terrorism with limits of $600,000,000 per occurrence and in the annual aggregate that includes certain coverages (not covered under TRIPRA) such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits, and exclusions.

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

The amount or types of insurance we maintain may not be sufficient to cover all losses and we may change our policy limits, coverages, and self-insured retentions at any time.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 29, 2021 there were 443 holders of record of an aggregate of 139,527,493 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2021, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2021 of $1.59 per share, consistent with our previous quarterly dividend. The dividend will be payable on April 15, 2021 to all common stockholders of record as of March 31, 2021.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1- October 31, 2020	220,220	$148.20	219,186	$330,083
November 1- November 30, 2020	93,871	$148.45	93,871	$316,148
December 1- December 31, 2020	36	$169.28	—	$316,148
_________________________________
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

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A. “Risk Factors” of this report.

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-K.

Executive Overview

Business Description

Our strategic vision is to be the leading apartment company in select U.S. markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. Our communities are predominately upscale and generally command among the highest rents in their markets. However, we also pursue the ownership and operation of apartment communities that target a variety of customer segments and price points, consistent with our goal of offering a broad range of products and services. We regularly evaluate the market allocation of our investments by current market value and share of total revenue and NOI, as well as relative asset value and submarket positioning.

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, Northern and Southern California, as well as in our expansion markets in Southeast Florida and Denver, Colorado (the "Expansion Markets"). We focus on leading metropolitan areas that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered and will continue in the future to offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; leveraging our scale and competencies in technology and data science to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

2020 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2020 was $827,630,000, an increase of $41,656,000, or 5.3%, as compared to the prior year. The increase is primarily attributable to increases in real estate sales and related gains, as well as NOI from Development and Other Stabilized Communities in the current year. These amounts were partially offset by a decrease in NOI from Established Communities and communities sold in 2019 and 2020, and an increase in depreciation expense in the current year.

Established Communities NOI for the year ended December 31, 2020 decreased by $96,395,000, or 6.4%, from the prior year. The decrease was due to a decrease in rental revenue of 3.7%, of which $43,970,000 was due to uncollectible lease revenue, $33,768,000 of which was for residential revenue and $10,202,000 was for commercial revenue, as well as an increase in property operating expenses of $17,424,000, or 2.9%, over 2019.

During 2020, we raised approximately $2,150,622,000 of gross capital through the issuance of unsecured notes and the sale of nine consolidated operating communities, condominiums at The Park Loggia and other real estate. This amount does not include our share of proceeds from joint venture dispositions. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our development activity will continue to create long-term value. During 2020, we:

•Completed the construction of eight consolidated apartment communities containing an aggregate of 2,095 apartment homes for an aggregate total capitalized cost of $777,000,000.

•Started the construction of three consolidated apartment communities containing an aggregate of 591 apartment homes, which are expected to be completed for an estimated total capitalized cost of $221,000,000.

•Started the construction of one unconsolidated apartment community containing 475 apartment homes, which is expected to be completed for an estimated total capitalized cost of $276,000,000, or $69,000,000 when including only our 25.0% interest.

We believe that our balance sheet strength, as measured by our current level of indebtedness, our current ability to service interest and other fixed charges, and our current moderate use of financial encumbrances (such as secured financing), provide us with adequate access to liquidity from the capital markets. We expect to be able to meet our reasonably foreseeable liquidity needs, as they arise, through a combination of one or more of the following sources: existing cash on hand; operating cash flows; borrowings under our Credit Facility; secured debt; the issuance of corporate securities (which could include unsecured debt, preferred equity and/or common equity); the sale of apartment communities; or through the formation of joint ventures. See the discussion under "Liquidity and Capital Resources."

COVID-19 Pandemic

We have taken various actions in response to the COVID-19 pandemic to adjust our business operations and to address the health and safety of our residents and associates. During the year ended December 31, 2020, we adopted varying measures to help mitigate the financial impact arising from the national emergency on our residents, including providing flexible lease renewal options, creating payment plans for residents who are unable to pay their rent because they are impacted by this national emergency and, in certain jurisdictions, waiving late fees and certain other customary fees associated with apartment rentals. To the extent still implemented, we may discontinue these measures at any time except where required by law.

The impact on our consolidated results of operations from COVID-19 for periods beyond 2020 will depend on the duration and severity of the pandemic, the effectiveness of vaccines and the timing of vaccine availability, the duration and nature of governmental responses to contain the spread of the disease and cushion the impact on consumers, the responses of consumers and businesses with respect to living and work preferences, and how quickly and to what extent normal economic and operating conditions can resume. The current and potential future impacts of the COVID-19 pandemic on our business, particularly on (i) rent levels, collectibility of rents, occupancy and the extent to which we waive certain other customary fees associated with our apartment rental business and (ii) development timing and volume, mean that our historical results of operations and financial condition are not indicative of future results of operations and financial condition.

The COVID-19 pandemic has impacted our rental operations including (i) revenues and expenses, as well as (ii) our collections and associated outstanding receivables. For further discussion see "Results of Operations." The following table presents the percentage of (i) apartment base rent charged to residents and (ii) other rentable items, including parking and storage rent, along with pet and other fees in accordance with residential leases, that has been collected ("Collected Residential Revenue") for Established Communities for the three months ended June 30, 2020, September 30, 2020 and December 31, 2020. Collected Residential Revenue excludes transactional and other fees.

	At quarter end (1)(2)	At January 31, 2021 (3)(4)
Q2 2020	95.4%	98.1%
Q3 2020	95.2%	97.1%
Q4 2020	94.8%	95.9%
_________________________
(1)Collections presented reflect our Established Communities for 2020 and excludes commercial revenue, which was 0.7% and 1.2% of our 2020 and 2019 Established Communities' total revenue, respectively.
(2)The Collected Residential Revenue percentage as of June 30, 2020 for Q2 2020, September 30, 2020 for Q3 2020 and December 31, 2020 for Q4 2020, respectively.
(3)The percentage of Collected Residential Revenue as of January 31, 2021 for Q2 2020, Q3 2020 and Q4 2020.
(4)Collected Residential Revenue for January 2021 as of January 31, 2021 was 92.9%.

The collection rates are based on individual resident activity as reflected in our property management systems and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. At December 31, 2020, our outstanding rent receivable balance for residential and commercial tenants, net of reserves, increased to $18,159,000 from $11,594,000 at December 31, 2019.

Communities Overview

As of December 31, 2020 we owned or held a direct or indirect ownership interest in 291 apartment communities containing 86,025 apartment homes in 11 states and the District of Columbia, of which 16 consolidated communities were under development and one community was under redevelopment. We have an indirect interest in 14 of the 291 apartment communities which were owned by entities that were not consolidated for financial reporting purposes, including two that are being developed within joint ventures. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 24 communities that, if developed as expected, will contain an estimated 7,853 apartment homes.

Our real estate investments consist primarily of Current Communities, Development Communities, Unconsolidated Development Communities and Development Rights. Our Current Communities are further distinguished as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities.

Established Communities are generally consolidated communities in markets where we have a significant presence that were owned and had stabilized occupancy as of the beginning of the prior year, allowing for a meaningful comparison of operating results between years. Other Stabilized Communities are generally all other completed consolidated communities that have stabilized occupancy at the beginning of the current year or were acquired during the year. Lease-Up Communities are consolidated communities where construction has been complete for less than one year and stabilized occupancy has not been achieved. Redevelopment Communities are consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year. Unconsolidated Communities are communities in which we have an indirect ownership interest through our investment interest in an unconsolidated entity. A more detailed description of our reportable segments and other related operating information can be found in Note 8, “Segment Reporting,” of our Consolidated Financial Statements.

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

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic has affected our business, and may continue to do so. See also Part I, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for 2020 and 2019 follows (dollars in thousands). Discussion of our operating results for 2019 and comparison to 2018 can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K filed with the SEC on February 21, 2020.

	For the year ended		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue:
Rental and other income	$2,297,442	$2,319,666	$(22,224)	(1.0)%
Management, development and other fees	3,819	4,960	(1,141)	(23.0)%
Total revenue	2,301,261	2,324,626	(23,365)	(1.0)%

Expenses:
Direct property operating expenses, excluding property taxes	448,658	427,114	21,544	5.0%
Property taxes	273,189	252,961	20,228	8.0%
Total community operating expenses	721,847	680,075	41,772	6.1%

Corporate-level property management and other indirect operating expenses	101,255	88,031	13,224	15.0%
Expensed transaction, development and other pursuit costs, net of recoveries	12,399	4,991	7,408	148.4%
Interest expense, net	214,151	203,585	10,566	5.2%
Loss on extinguishment of debt, net	9,333	602	8,731	1,450.3%
Depreciation expense	707,331	661,578	45,753	6.9%
General and administrative expense	60,343	58,042	2,301	4.0%
Total other expenses	1,104,812	1,016,829	87,983	8.7%

Equity in income of unconsolidated real estate entities	6,422	8,652	(2,230)	(25.8)%
Gain on sale of communities	340,444	166,105	174,339	105.0%
Gain on other real estate transactions, net	440	439	1	0.2%
Net for-sale condominium activity	2,551	(3,812)	6,363	N/A (1)
Income before income taxes	824,459	799,106	25,353	3.2%
Income tax benefit (expense)	3,247	(13,003)	16,250	N/A (1)
Net income	827,706	786,103	41,603	5.3%

Net income attributable to noncontrolling interests	(76)	(129)	53	(41.1)%

Net income attributable to common stockholders	$827,630	$785,974	$41,656	5.3%
_________________________________
(1)     Percent change is not meaningful.

Net income attributable to common stockholders increased $41,656,000, or 5.3%, to $827,630,000 in 2020 from 2019, primarily attributable to increases in real estate sales and related gains, as well as NOI from Development and Other Stabilized Communities in the current year. These amounts were partially offset by a decrease in NOI from Established Communities and communities sold in 2019 and 2020, and an increase in depreciation expense in the current year.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Reconciliations of NOI for the years ended December 31, 2020 and 2019 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/20	12/31/19
Net income	$827,706	$786,103
Indirect operating expenses, net of corporate income	97,443	83,008
Expensed transaction, development and other pursuit costs, net of recoveries	12,399	4,991
Interest expense, net	214,151	203,585
Loss on extinguishment of debt, net	9,333	602
General and administrative expense	60,343	58,042
Equity in income of unconsolidated real estate entities	(6,422)	(8,652)
Depreciation expense	707,331	661,578
Income tax (benefit) expense	(3,247)	13,003
Gain on sale of real estate assets	(340,444)	(166,105)
Gain on other real estate transactions, net	(440)	(439)
Net for-sale condominium activity	(2,551)	3,812
Net operating income from real estate assets sold or held for sale	(28,412)	(45,354)
Net operating income	$1,547,190	$1,594,174
The NOI decrease for 2020 as compared to 2019 consists of changes in the following categories (dollars in thousands):

Full Year
2020
Established Communities	$(96,395)
Other Stabilized Communities	17,226
Development and Redevelopment Communities	32,185
Total	$(46,984)

The decrease in our Established Communities' NOI in 2020 is due to a decrease in rental revenue of 3.7%, of which $43,970,000 was due to uncollectible lease revenue, $33,768,000 of which was for residential revenue and $10,202,000 was for commercial revenue, as well as an increase in property operating expenses of $17,424,000, or 2.9%, over 2019.

Rental and other income for the consolidated portfolio decreased $22,224,000, or 1.0%, in 2020 compared to the prior year due to an increase of $53,298,000 in uncollectible lease revenue as a result of the COVID-19 pandemic, of which $39,600,000 relates to residential revenue and $13,698,000 relates to commercial revenue, as well as decreased occupancy and rental rates at our Established Communities and revenue from communities sold in 2019 and 2020, partially offset by additional rental income generated from development completions, development under construction and in lease-up and acquired operating communities.

During 2020 as a result of the pandemic, we increased our use of residential concessions. The increased concessions, which are amortized on a straight-line basis over the life of the respective leases (generally one year), contributed to the overall decline in our rental revenue in 2020 and will continue to impact rental revenue in 2021. The amortization of residential concessions increased by $21,434,000 in 2020 as compared to the prior year, and the remaining net unamortized balance of residential concessions as of December 31, 2020 was $35,367,000.

As discussed elsewhere in this report, the COVID-19 impact and related economic, regulatory and operating impacts are likely to continue to adversely affect our rental revenue, and comparisons to prior year periods, during the COVID-19 pandemic. If job losses in our markets and nationally continue, this would likely continue to decrease our ability to maintain and/or increase rents and/or maintain occupancy at our historical levels. Deteriorating financial conditions among our residents and commercial tenants, as well as regulations that limit our ability to evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The pandemic may also continue to depress demand among consumers for our apartments for a variety of other reasons, including the following: consumers whose income has declined, who are working from home remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live in markets or submarkets that are less costly than ours; low interest rates that are caused by government response to the pandemic may encourage consumers who would otherwise rent to seek out home ownership; and various sources of demand for our apartments (e.g., students, corporate apartment homes, seasonal job-related demand as in the entertainment industry) may remain below pre-pandemic levels.

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities increased to 73,724 apartment homes for 2020, as compared to 72,901 homes for 2019. The weighted average monthly rental revenue per occupied apartment home decreased to $2,593 for 2020 as compared to $2,647 in 2019.

The following table presents the year to date change in rental revenue, including the attribution of the change between rental rates and Economic Occupancy, for Established Communities.

	For the year ended
	Rental revenue (000s) (1)				Average rental rates			Economic Occupancy (2)
			$ Change	% Change			% Change			% Change
	2020	2019	2020 to 2019	2020 to 2019	2020	2019	2020 to 2019	2020	2019	2020 to 2019
New England	$297,915	$303,993	$(6,078)	(2.0)%	$2,821	$2,836	(0.5)%	93.9%	95.4%	(1.5)%
Metro NY/NJ	445,585	465,498	(19,913)	(4.3)%	3,065	3,159	(3.0)%	94.8%	96.1%	(1.3)%
Mid-Atlantic	341,008	351,183	(10,175)	(2.9)%	2,245	2,256	(0.5)%	93.8%	96.2%	(2.4)%
Pacific Northwest	108,981	112,553	(3,572)	(3.2)%	2,319	2,368	(2.1)%	95.1%	96.2%	(1.1)%
Northern California	377,840	396,828	(18,988)	(4.8)%	3,043	3,139	(3.1)%	94.5%	96.2%	(1.7)%
Southern California	432,123	451,065	(18,942)	(4.2)%	2,298	2,398	(4.2)%	95.7%	95.7%	—%
Expansion Markets	23,267	23,401	(134)	(0.6)%	2,268	2,270	(0.1)%	93.7%	94.2%	(0.5)%
Total Established	$2,026,719	$2,104,521	$(77,802)	(3.7)%	2,624	2,689	(2.4)%	94.6%	95.9%	(1.3)%
_________________________________
(1)     Includes both residential and commercial rental revenue. Total Established Communities residential rental revenue decreased 3.2% in 2020 from 2019.

(2) Economic occupancy takes into account the fact that apartment homes of different sizes and locations within a community have different economic impacts on a community's gross revenue. Economic occupancy is defined as gross potential revenue less vacancy loss, as a percentage of gross potential revenue. Gross potential revenue is determined by valuing occupied homes at leased rates and vacant homes at market rents. Vacancy loss is determined by valuing vacant units at current market rents.

The following table presents the change in rental revenue for Established Communities for the year ended December 31, 2020, compared to the prior year:

For the year ended
12/31/2020
Residential rental revenue
Lease rates	0.5%
Concessions and other discounts	(0.7)%
Economic occupancy	(1.3)%
Other rental revenue	(0.1)%
Uncollectible lease revenue (1)	(1.6)%
Total residential rental revenue	(3.2)%
Commercial rental revenue (2)	(0.5)%
Total Established Communities change in rental revenue	(3.7)%
_________________________________
(1)     Uncollectible lease revenue increased $33,768,000 to $44,829,000, or 2.18% of total residential revenue, as compared to 0.53% of total residential revenue for 2019.
(2) Consists primarily of $11,157,000 of recognized uncollectible commercial lease revenue, of which $5,514,000 represents the write-off of straight line rent receivables.

Management, development and other fees decreased $1,141,000, or 23.0%, in 2020 as a result of dispositions by unconsolidated ventures resulting in lower property and asset management fees earned in the current year, coupled with lower revenue within the ventures.

Direct property operating expenses, excluding property taxes increased $21,544,000, or 5.0%, in 2020 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities. The increase is also partially due to operating expenses at our Established Communities, including increased turnover expenses and an increase in COVID-19 related costs for personal protective equipment and cleaning.

For Established Communities, direct property operating expenses, excluding property taxes, increased $9,034,000, or 2.4%, in 2020 as compared to the prior year, primarily due to overall operating costs, including increased turnover expenses and an increase in COVID-19 related costs for personal protective equipment and cleaning.

Property taxes increased $20,228,000, or 8.0%, in 2020 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, property taxes increased $8,390,000, or 3.7%, in 2020 as compared to the prior year, primarily due to increased assessments and rates across the portfolio in the current year, as well as successful appeals in the prior year in excess of those in the current year. For communities in California, property tax changes are determined by the change in the California Consumer Price Index, with increases limited by law (Proposition 13). We evaluate property tax increases internally and also engage third-party consultants to assist in our evaluations. We appeal property tax increases when appropriate.

Corporate-level property management and other indirect operating expenses increased $13,224,000, or 15.0%, in 2020 as compared to the prior year, primarily due to costs related to an increased investment in technology initiatives to improve efficiency in services for residents and prospects, increased compensation related costs and advocacy contributions of $8,558,000 related to California Proposition 21 in the current year. Proposition 21 was a California referendum that failed in the November 3, 2020 election.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. Expensed transaction, development and other pursuit costs, net of recoveries, increased $7,408,000, or 148.4%, in 2020 as compared to the prior year. The amount for 2020 includes the write-off of $7,264,000 related to a Development Right in New York City, with a projected total capitalized cost of $688,000,000, that we no longer expect is probable.

Interest expense, net increased $10,566,000, or 5.2%, in 2020 as compared to the prior year. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, and interest income. The increase in 2020 was primarily due to a decrease in capitalized interest and interest income, coupled with an increase in outstanding unsecured indebtedness in the current year. This was partially offset by lower overall effective rates on unsecured indebtedness, a combination of a decrease in variable rates on, and amounts of, secured indebtedness, and gain on interest rate contract.

Loss on the extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The loss of $9,333,000 in 2020 was primarily due to the repayments of unsecured notes during the year, ahead of their scheduled maturity.

Depreciation expense increased $45,753,000, or 6.9%, in 2020 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) increased $2,301,000, or 4.0%, in 2020 as compared to the prior year, primarily due to legal settlement proceeds that were present in the prior year, partially offset by a decrease in compensation related expenses due to associate retirements in 2019.

Equity in income of unconsolidated real estate entities decreased $2,230,000, or 25.8%, in 2020 as compared to the prior year, primarily due to decreased NOI from the ventures in the current year, including dispositions and our acquisition of the 45.0% equity interest of AVA North Point that was owned by our venture partner in 2019, upon which we consolidated AVA North Point as a wholly-owned operating community.

Gain on sale of communities increased in 2020 as compared to the prior year. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gain of $340,444,000 in 2020 was primarily due to the sale of nine wholly-owned operating communities. The gain of $166,105,000 in 2019 was primarily due to the sale of six wholly-owned operating communities.

Net for-sale condominium activity is a net gain of $2,551,000 for the year ended December 31, 2020 and an expense of $3,812,000 for the year ended December 31, 2019, and in 2020 is comprised of the gain before taxes on the sale of condominiums at The Park Loggia, net of marketing, operating and administrative costs. During the year ended December 31, 2020, we sold 70 residential condominiums at The Park Loggia, for gross proceeds of $216,372,000, resulting in a gain in accordance with GAAP of $8,213,000. In addition, we incurred $5,662,000 and $3,812,000 for the years ended December 31, 2020 and 2019, respectively, in marketing, operating and administrative costs.

Income tax benefit (expense) of $3,247,000 for the year ended December 31, 2020 was primarily due to losses generated through taxable REIT subsidiaries ("TRS") and provisions of the Coronavirus Aid, Relief, and Economic Security Act, allowing for further carryback of net operating losses. Income tax expense for the year ended December 31, 2019 consists of $5,782,000 of income tax expenses for a deferred tax liability for the GAAP to tax basis differences at The Park Loggia, which is being realized as we sell the condominiums, and $7,221,000 related to other activity we undertook through TRSs including the disposition of two wholly-owned operating communities and expense for deferred tax liabilities related to our sustainability initiatives.

Reconciliation of Non-GAAP Financial Measures

Funds from Operations attributable to common stockholders, or “FFO,” and FFO adjusted for non-core items, or “Core FFO,” as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help one compare the operating performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered by us to be part of our core business operations, Core FFO allows one to compare the core operating performance of the Company year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be examined with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

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

We calculate Core FFO as FFO, adjusted for:

•joint venture gains (if not adjusted through FFO), non-core costs and promoted interests from partnerships;
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
•hedge ineffectiveness or gains or losses from derivatives not designated as hedges for accounting purposes;
•severance related costs;
•net for-sale condominium activity, including gains, marketing, operating and administrative costs and imputed carry cost;
•income taxes; and
•other non-core items.

FFO and Core FFO do not represent net income in accordance with GAAP, and therefore should not be considered an alternative to net income, which remains the primary measure, as an indication of our performance. In addition, FFO and Core FFO as calculated by other REITs may not be comparable to our calculations of FFO and Core FFO.

FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP based cash flow metrics is included in our Consolidated Financial Statements included elsewhere in this report.

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (dollars in thousands, except per share data).

	For the year ended
	12/31/20	12/31/19
Net income attributable to common stockholders	$827,630	$785,974
Depreciation - real estate assets, including joint venture adjustments	704,331	666,563
Distributions to noncontrolling interests	48	46
Gain on sale of unconsolidated entities holding previously depreciated real estate	(5,157)	(5,788)
Gain on sale of previously depreciated real estate	(340,444)	(166,105)
FFO attributable to common stockholders	$1,186,408	$1,280,690

Adjusting items:
Joint venture losses	375	87
Business interruption insurance proceeds	(385)	(1,441)
Lost NOI from casualty losses covered by business interruption insurance	48	675
Loss on extinguishment of consolidated debt	9,333	602
Gain on interest rate contract	(2,894)	—
Advocacy contributions	8,558	50
Severance related costs	2,142	2,327
Development pursuit write-offs and expensed transaction costs, net (1)	11,443	3,782
Gain on for-sale condominiums (2)	(8,213)	—
For-sale condominium marketing, operating and administrative costs (2)	5,662	3,812
For-sale condominium imputed carry cost (3)	11,317	6,351
Gain on other real estate transactions	(440)	(439)
Legal settlements (4)	490	(6,292)
Income tax (benefit) expense (5)	(3,247)	13,003
Core FFO attributable to common stockholders	$1,220,597	$1,303,207

Weighted average common shares outstanding - diluted	140,435,195	139,571,550

EPS per common share - diluted	$5.89	$5.63
FFO per common share - diluted	$8.45	$9.18
Core FFO per common share - diluted	$8.69	$9.34
_________________________________
(1)    Amounts for 2020 includes the write-off of $7,264 related to a Development Right in New York City, with a projected total capitalized cost of $688,000, that we no longer expect is probable.
(2) The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net gain of $2,551 for 2020, and an expense of $3,812 for 2019.
(3) Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(4) Amounts for 2019 include $2,237 in legal settlement proceeds related to a construction defect at a community and $3,126 in legal settlement proceeds related to a former Development Right.
(5) Amount for 2020 relates to tax losses generated through taxable REIT subsidiaries ("TRS") as well as provisions of the Coronavirus Aid, Relief, and Economic Security Act. Amount for 2019 consists of $5,782 primarily related to a net deferred tax liability for the GAAP to tax basis differences at The Park Loggia and $7,221 related to the other activity we undertook through TRSs, including the disposition of two wholly-owned operating communities and deferred tax obligations related to our sustainability initiatives.

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
•normal recurring operating expenses and corporate overhead expenses; and
•investment in our operating platform, including strategic investments.

Factors affecting our liquidity and capital resources are our cash flows from operations, financing activities and investing activities (including dispositions) as well as general economic and market conditions. Cash flows from operations are determined by: operating activities and factors including but not limited to (i) the number of apartment homes currently owned, (ii) rental rates, (iii) occupancy levels (iv) uncollectible lease revenue levels or interruptions in collections caused by market conditions and (v) operating expenses with respect to apartment homes. The timing and type of capital markets activity in which we engage is affected by changes in the capital markets environment, such as changes in interest rates or the availability of cost-effective capital. Our plans for development, redevelopment, non-routine capital expenditure, acquisition and disposition activity are affected by market conditions and capital availability. We frequently review our liquidity needs, especially in periods with volatile market conditions, as well as the adequacy of cash flows from operations and other expected liquidity sources to meet these needs.

We had cash, cash equivalents and cash in escrow of $313,532,000 at December 31, 2020, an increase of $185,918,000 from $127,614,000 at December 31, 2019. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities decreased to $1,219,615,000 in 2020 from $1,321,804,000 in 2019, primarily due to decreases in rental income, including the impact of uncollectible lease revenue.

Investing Activities—Net cash used in investing activities totaled $179,433,000 in 2020. The net cash used was primarily due to:

•investment of $843,907,000 in the development and redevelopment of communities; and
•capital expenditures of $137,036,000 for our operating communities and non-real estate assets (primarily related to our corporate and certain regional offices).

These amounts are partially offset by:

•net proceeds from the disposition of nine operating communities of $619,773,000; and
•net proceeds from the sale of for-sale residential condominiums of $202,033,000.

Financing Activities—Net cash used in financing activities totaled $854,264,000 in 2020. The net cash used was primarily due to:

•repayments of unsecured notes in the amount of $958,680,000;
•payment of cash dividends in the amount of $883,212,000;
•the repurchase of 1,225,790 shares of our common stock at an average price of $149.99 per share for a total purchase price including fees of $183,876,000; and
•the repayment of mortgage notes payable in the amount of $126,712,000, of which $56,852,000 was subsequently refinanced, as discussed below.

These amounts are partially offset by:

•proceeds from the issuance of unsecured notes in the amount of $1,296,581,000; and
•the issuance of a secured note that was part of a refinancing, as discussed above, in the amount of $51,000,000.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.89% at January 31, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $2,900,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2021. In addition, we had $32,943,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of January 31, 2021.

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

We were in compliance with these covenants at December 31, 2020.

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

Continuous Equity Offering Program

In May 2019, we commenced our fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2020 and through January 31, 2021, we had no sales under the program. As of January 31, 2021, there are no outstanding forward sale agreements and we had $752,878,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

The following activity occurred during the year ended December 31, 2020:

•We settled an aggregate of $600,000,000 of forward interest rate swap agreements, making aggregate payments of $25,135,000. Of the positions settled by us, $250,000,000 were forward interest swaps that we had entered into during 2020. The settled positions were comprised of the following:

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

We have deferred these amounts in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and are recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•We entered into an additional $150,000,000 of new forward interest rate swap agreements that were executed to reduce the impact of variability of interest rates on a portion of expected debt issuance activity in 2021 (the "Swaps"). Based on changes in our expected capital needs in 2021 as of December 31, 2020, while we may still issue debt in 2021, it is no longer probable that we will issue the debt for which the Swaps were executed. As a result, we ceased hedge accounting and recognized a gain of $2,894,000 for the change in fair of the Swaps for the three months ended December 31, 2020. In January 2021, we terminated the Swaps and received a payment of $6,962,000.

Stock Repurchase Program

In July 2020, our Board of Directors voted to terminate our prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in our discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. As of January 31, 2021, we repurchased 1,225,790 shares of common stock at an average price of $149.99 per share, of which all activity took place during the year ended December 31, 2020. As of January 31, 2021, we had $316,148,000 remaining authorized for purchase under this program.

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

The following debt activity occurred during 2020:

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

In January 2021, we repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of the April 2021 maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2020 and 2019 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2019	12/31/2020	2021	2022	2023	2024	2025	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,995	$36,399	$629	$663	$699	$737	$778	$32,893
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				99,195	98,599	629	663	699	737	778	95,093

Variable rate
Avalon Acton	1.13%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.78%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.78%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.70%	May-2029	(4)	98,200	93,500	5,200	5,600	6,100	6,800	7,300	62,500
Avalon San Bruno I	1.67%	Dec-2037	(4)	64,450	63,850	1,900	2,000	2,200	2,300	2,400	53,050
				476,150	470,850	7,100	7,600	8,300	9,100	9,700	429,050
Conventional loans
Fixed rate
$250 million unsecured notes	4.04%	Jan-2021	(5)	250,000	—	—	—	—	—	—	—
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	450,000	—	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	250,000	—	—	—
$400 million unsecured notes	3.78%	Oct-2020	(5)	400,000	—	—	—	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	350,000	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	300,000	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	525,000	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	300,000	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		—	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		—	600,000	—	—	—	—	—	600,000

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2019	12/31/2020	2021	2022	2023	2024	2025	Thereafter
Avalon Walnut Creek	4.00%	Jul-2066		3,847	4,001	—	—	—	—	—	4,001
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021	(6)	28,435	27,844	27,844	—	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	13,665	12,170	1,575	1,655	1,740	1,840	1,930	3,430
Avalon San Bruno III	3.18%	Jun-2020	(7)	50,825	—	—	—	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027	(7)	—	51,000	—	—	—	—	—	51,000
Avalon Hoboken	3.55%	Dec-2020	(5)	67,904	—	—	—	—	—	—	—
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,230,026	6,810,365	29,419	451,655	601,740	301,840	826,930	4,598,781

Variable rate
Term Loan - $100 million	1.23%	Feb-2022		100,000	100,000	—	100,000	—	—	—	—
Term Loan - $150 million	1.16%	Feb-2024		150,000	150,000	—	—	—	150,000	—	—
$300 million unsecured notes	2.45%	Jan-2021	(5)	300,000	—	—	—	—	—	—	—
				550,000	250,000	—	100,000	—	150,000	—	—

Total indebtedness - excluding Credit Facility				$7,355,371	$7,629,814	$37,148	$559,918	$610,739	$461,677	$837,408	$5,122,924
_________________________________
(1)Rates are given as of December 31, 2020 and include credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $47,995 and $41,352 as of December 31, 2020 and 2019, respectively, deferred financing costs and debt discount associated with secured notes of $17,482 and $17,729 as of December 31, 2020 and 2019, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(3)Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.
(5)During 2020, we repaid this borrowing in advance of its scheduled maturity date.
(6)During January 2021, we repaid this borrowing at par in advance of its scheduled maturity date.
(7)During 2020, we refinanced the secured borrowing.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

In light of the COVID-19 pandemic, we continue to monitor the availability of our various capital raising alternatives. In 2021, we expect to meet our liquidity needs from one or more a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2021 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. In addition, the impacts of the COVID-19 pandemic on capital markets, including the availability and costs of debt and equity capital, remain uncertain and may have material adverse effects on our access to capital on attractive terms.

Before beginning new construction or reconstruction activity in 2021, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of December 31, 2020, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. Refer to Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2020, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (1)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost	Principal Amount	Type	Interest Rate	Maturity Date
NYC Joint Venture
1. Avalon Bowery Place I—New York, NY		206	$209,264	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	90,973	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (2)		295	211,012	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (3)		305	127,966	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (3)		405	121,357	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	760,572	395,939		3.88%

U.S. Fund
1. Avalon Studio 4121—Studio City, CA		149	57,197	26,989	Fixed	3.34%	Nov 2022
2. Avalon Station 250—Dedham, MA		285	98,536	52,570	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower—Bethesda, MD		237	80,727	40,751	Fixed	3.74%	Sep 2022
Total U.S. Fund	28.6%	671	236,460	120,310		3.65%

AC JV
1. Avalon North Point—Cambridge, MA (4)		426	190,192	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts — Cambridge, MA		103	26,899	—	N/A	N/A	N/A
Total AC JV	20.0%	529	217,091	111,653		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	128,600	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	21,005	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	147,983	124,005		3.27%

Total Unconsolidated Investments		3,119	$1,362,106	$751,907		4.06%

_________________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of December 31, 2020.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.
(4)Borrowing is comprised of a loan made by the equity investors in the venture in proportion to their equity interests.

During 2020, the U.S. Fund sold one community containing 70 apartment homes and 9,000 square feet of commercial space for $65,000,000. Our share of the gain in accordance with GAAP was $5,157,000. In conjunction with the disposition of the community, the U.S. Fund repaid $27,117,000 of secured indebtedness at par.

Unconsolidated Investments - Development Communities

During 2020, we entered into a joint venture to develop, own and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes and 56,000 square feet of commercial space when completed. We own a 25.0% interest in the venture with a total expected equity investment of $27,600,000, of which $19,500,000 has already been contributed. The venture has secured a $165,600,000 variable rate construction loan to fund approximately 60% of the development of AVA Arts District of which no amounts have been drawn as of December 31, 2020. The venture will commence draws under the loan subsequent to required equity contributions by the venture partners. We have guaranteed the construction loan on behalf of the venture, and any obligations we may incur under the construction loan guarantee, except to the extent that our misconduct gave rise to the obligation, are required capital contributions of the partners based on ownership interest.

In addition, we have a 50.0% interest in Avalon Alderwood MF Member, LLC, a joint venture to develop, own, and operate Avalon Alderwood Mall, an apartment community located in Lynnwood, WA, which is currently under construction and expected to contain 328 apartment homes when complete.

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

Contractual Obligations

Scheduled contractual obligations required for the next five years and thereafter are as follows as of December 31, 2020 (dollars in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$7,629,814	$37,148	$1,170,657	$1,299,085	$5,122,924
Interest on Debt Obligations (1)	2,385,745	250,938	466,134	384,972	1,283,701
Operating Lease Obligations (2)	418,971	14,270	27,419	26,842	350,440
Finance Lease Obligations (2)(3)	44,466	1,080	2,166	2,176	39,044
	$10,478,996	$303,436	$1,666,376	$1,713,075	$6,796,109
_________________________________
(1)     Interest payments on variable rate debt obligations are calculated based on the rate as of December 31, 2020.
(2)    Includes ground leases expiring between May 2041 and March 2142. Amounts do not include any adjustment for purchase options available under the ground leases.
(3)     Aggregate finance lease payments include $24,300 in interest costs.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will” and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

•the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
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
•our qualification as a REIT under the Code;
•the real estate markets in Northern and Southern California, Denver, Colorado, and Southeast Florida, and markets in selected states in the Mid-Atlantic, New England, Metro New York/New Jersey and Pacific Northwest regions of the United States and in general;
•the availability of debt and equity financing;
•interest rates;
•general economic conditions, including the potential impacts from current economic conditions and the COVID-19 pandemic;
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
•financing may not be available on favorable terms or at all, and our cash flows from operations and access to cost effective capital may be insufficient for the development of our pipeline, which could limit our pursuit of opportunities;
•the impact of new landlord-tenant laws and rent regulations may be greater than we expect;
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
•our expectations, estimates and assumptions as of the date of this filing regarding outstanding legal proceedings are subject to change; and
•the possibility that we may choose to pay dividends in our stock instead of cash, which may result in stockholders having to pay taxes with respect to such dividends in excess of the cash received, if any.

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $45,268,000 and $48,168,000 for 2020 and 2019, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2020, capitalized pursuit costs associated with Development Rights totaled $55,427,000.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2020, we settled an aggregate of $600,000,000 of forward interest rate swap agreements in conjunction with our February 2020 and May 2020 unsecured note issuances, of which $250,000,000 had been entered into during 2020. During 2020, we entered into an additional $150,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2021. Based on changes in our expected capital needs in 2021 as of December 31, 2020, while we may still issue debt in 2021, it is no longer probable that we will issue the debt for which the Swaps were executed, and as a result, we ceased hedge accounting.
In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2020 and 2019, we had $720,850,000 and $1,026,150,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2020 and 2019, our annual interest incurred would have increased by approximately $8,289,000 and $11,221,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate principal amount outstanding of $7,629,814,000 at December 31, 2020 had an estimated aggregate fair value of $8,315,775,000 at December 31, 2020. Contractual fixed rate debt represented $7,692,497,000 of the fair value at December 31, 2020. If interest rates had been 100 basis points higher as of December 31, 2020, the fair value of this fixed rate debt would have decreased by approximately $1,224,574,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item 8 is included as a separate section of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 20, 2021.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 20, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 20, 2021, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan and the ESPP as of December 31, 2020:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	539,608	(2)	$129.35	(3)	6,913,585
Equity compensation plans not approved by security holders (4)	—		N/A		634,273
Total	539,608		$129.35	(3)	7,547,858
_________________________________
(1)     Consists of the 2009 Plan.
(2)     Includes 43,260 deferred restricted stock units granted under the 2009 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2020, 2021 and 2022. Does not include 278,043 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 20, 2021.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 20, 2021.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	F-5

Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-38

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

10.3+
Second Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated March 18, 2020. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed May 8, 2020.)

10.4+
Third Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated March 18, 2020. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 4, 2020.)

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

10.22+	—	Employment Agreement between the Company and Benjamin W. Schall, dated as of December 4, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 10, 2020.)
21.1	—	Schedule of Subsidiaries of the Company. (Filed herewith.)
23.1	—	Consent of Ernst & Young LLP. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—	The following financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

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

AvalonBay Communities, Inc.
Date: February 25, 2021	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2021	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Director, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2021	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2021	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 25, 2021	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, President and Director
Date: February 25, 2021	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 25, 2021	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 25, 2021	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 25, 2021	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 25, 2021	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 25, 2021	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 25, 2021	By:	/s/ H. JAY SARLES
H. Jay Sarles, Director
Date: February 25, 2021	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 25, 2021	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Deferred Development Costs
Description of the Matter	As of December 31, 2020, the Company’s capitalized deferred development costs totaled $55.4 million. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.

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
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 25, 2021

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/20	12/31/19
ASSETS
Real estate:
Land and improvements	$4,394,298	$4,299,162
Buildings and improvements	17,231,275	16,668,496
Furniture, fixtures and equipment	924,583	829,242
	22,550,156	21,796,900
Less accumulated depreciation	(5,700,179)	(5,164,398)
Net operating real estate	16,849,977	16,632,502
Construction in progress, including land	989,765	1,303,751
Land held for development	110,142	—
For-sale condominium inventory	267,219	457,809
Real estate assets held for sale, net	16,678	38,927
Total real estate, net	18,233,781	18,432,989

Cash and cash equivalents	216,976	39,687
Cash in escrow	96,556	87,927
Resident security deposits	30,811	34,224
Investments in unconsolidated real estate entities	202,612	165,806
Deferred development costs	55,427	70,486
Prepaid expenses and other assets	207,715	164,971
Right of use lease assets	155,266	124,961
Total assets	$19,199,144	$19,121,051

LIABILITIES AND EQUITY
Unsecured notes, net	$6,702,005	$6,358,648
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	862,332	937,642
Dividends payable	224,897	215,414
Payables for construction	93,609	92,135
Accrued expenses and other liabilities	274,699	274,013
Lease liabilities	181,479	140,468
Accrued interest payable	49,033	47,154
Resident security deposits	55,928	61,752
Liabilities related to real estate assets held for sale	311	375
Total liabilities	8,444,293	8,127,601

Commitments and contingencies

Redeemable noncontrolling interests	2,677	3,252

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2019 and December 31, 2018; zero shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2020 and December 31, 2019; 139,526,671 and 140,643,962 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,395	1,406
Additional paid-in capital	10,664,416	10,736,733
Accumulated earnings less dividends	126,022	282,913
Accumulated other comprehensive loss	(40,250)	(31,503)
Total stockholders' equity	10,751,583	10,989,549
Noncontrolling interests	591	649
Total equity	10,752,174	10,990,198
Total liabilities and equity	$19,199,144	$19,121,051

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/20	12/31/19	12/31/18
Revenue:
Rental and other income	$2,297,442	$2,319,666	$2,280,963
Management, development and other fees	3,819	4,960	3,572
Total revenue	2,301,261	2,324,626	2,284,535

Expenses:
Operating expenses, excluding property taxes	549,913	515,145	524,993
Property taxes	273,189	252,961	241,563
Interest expense, net	214,151	203,585	220,974
Loss on extinguishment of debt, net	9,333	602	17,492
Depreciation expense	707,331	661,578	631,196
General and administrative expense	60,343	58,042	60,369
Expensed transaction, development and other pursuit costs, net of recoveries	12,399	4,991	3,265
Casualty and impairment loss, net	—	—	215
Total expenses	1,826,659	1,696,904	1,700,067

Equity in income of unconsolidated real estate entities	6,422	8,652	15,270
Gain on sale of communities	340,444	166,105	374,976
Gain on other real estate transactions, net	440	439	345
Net for-sale condominium activity	2,551	(3,812)	(1,044)

Income before income taxes	824,459	799,106	974,015
Income tax benefit (expense)	3,247	(13,003)	160

Net income	827,706	786,103	974,175
Net (income) loss attributable to noncontrolling interests	(76)	(129)	350

Net income attributable to common stockholders	$827,630	$785,974	$974,525

Other comprehensive income (loss):
(Loss) gain on cash flow hedges	(17,731)	(11,930)	5,132
Cash flow hedge losses reclassified to earnings	8,984	6,571	6,143
Comprehensive income	$818,883	$780,615	$985,800

Earnings per common share - basic:
Net income attributable to common stockholders	$5.89	$5.64	$7.05

Earnings per common share - diluted:
Net income attributable to common stockholders	$5.89	$5.63	$7.05

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2017	—	138,094,154	$—	$1,381	$10,235,475	$188,609	$(37,419)	$10,388,046	$—	$10,388,046
Net income attributable to common stockholders	—	—	—	—	—	974,525	—	974,525	—	974,525
Loss on cash flow hedges	—	—	—	—	—	—	5,132	5,132	—	5,132
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,143	6,143	—	6,143
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	223	—	223	—	223
Dividends declared to common stockholders ($5.88 per share)	—	—	—	—	—	(813,722)	—	(813,722)	—	(813,722)
Issuance of common stock, net of withholdings	—	414,270	—	4	39,408	1,142	—	40,554	—	40,554
Amortization of deferred compensation	—	—	—	—	31,705	—	—	31,705	—	31,705
Balance at December 31, 2018	—	138,508,424	—	1,385	10,306,588	350,777	(26,144)	10,632,606	—	10,632,606
Net income attributable to common stockholders	—	—	—	—	—	785,974	—	785,974	—	785,974
Gain on cash flow hedges	—	—	—	—	—	—	(11,930)	(11,930)	—	(11,930)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,571	6,571	—	6,571
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	(373)	—	(373)	—	(373)
Noncontrolling interests income allocation		—	—	—	—	—	—	—	649	649
Dividends declared to common stockholders ($6.08 per share)	—	—	—	—	—	(851,287)	—	(851,287)	—	(851,287)
Issuance of common stock, net of withholdings	—	2,135,538	—	21	395,275	(2,178)	—	393,118	—	393,118
Amortization of deferred compensation	—	—	—	—	34,870	—	—	34,870	—	34,870
Balance at December 31, 2019	—	140,643,962	—	1,406	10,736,733	282,913	(31,503)	10,989,549	649	10,990,198
Net income attributable to common stockholders	—	—	—	—	—	827,630	—	827,630	—	827,630
Loss on cash flow hedges	—	—	—	—	—	—	(17,731)	(17,731)	—	(17,731)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	8,984	8,984	—	8,984
Change in redemption value of noncontrolling interest	—	—	—	—	—	210	—	210	—	210
Noncontrolling interest distribution and income allocation	—	—	—	—	—	—	—	—	(58)	(58)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(893,152)	—	(893,152)	—	(893,152)
Issuance of common stock, net of withholdings	—	108,499	—	1	(9,571)	(1,427)	—	(10,997)	—	(10,997)
Repurchase of common stock, including repurchase costs	—	(1,225,790)	—	(12)	(93,712)	(90,152)	—	(183,876)	—	(183,876)
Amortization of deferred compensation	—	—	—	—	30,966	—	—	30,966	—	30,966
Balance at December 31, 2020	—	139,526,671	$—	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/20	12/31/19	12/31/18
Cash flows from operating activities:
Net income	$827,706	$786,103	$974,175
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	707,331	661,578	631,196
Amortization of deferred financing costs	7,454	7,346	7,939
Amortization of debt discount	1,880	1,591	1,701
Loss on extinguishment of debt, net	9,333	602	17,492
Amortization of stock-based compensation	21,603	25,621	20,280
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	8,673	12,278	6,583
Casualty and impairment gain, net	—	—	826
Abandonment of development pursuits	9,262	2,943	501
Unrealized gain on terminated cash flow hedges	(2,894)	—	—
Cash flow hedge losses reclassified to earnings	8,984	6,571	6,143
Gain on sale of real estate assets	(346,041)	(172,332)	(385,976)
Gain on for-sale condominiums	(8,213)	—	—
(Increase) decrease in resident security deposits, prepaid expenses and other assets	(28,675)	(19,118)	12,583
Increase in accrued expenses, other liabilities and accrued interest payable	3,212	8,621	7,668
Net cash provided by operating activities	1,219,615	1,321,804	1,301,111

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(843,907)	(1,052,011)	(1,139,954)
Acquisition of real estate assets, including partnership interest	—	(420,517)	(338,620)
Capital expenditures - existing real estate assets	(108,531)	(135,626)	(83,607)
Capital expenditures - non-real estate assets	(28,505)	(5,266)	(3,325)
Increase (decrease) in payables for construction	1,474	(4,848)	11,606
Proceeds from sale of real estate, net of selling costs	619,773	422,041	883,313
Proceeds from the sale of for-sale condominiums, net of selling costs	202,033	—	—
Mortgage note receivable lending	(258)	(692)	(3,699)
Mortgage note receivable payments	3,419	2,779	53,136
Distributions from unconsolidated real estate entities	11,157	10,454	35,516
Investments in unconsolidated real estate entities	(36,088)	(10,183)	(11,017)
Net cash used in investing activities	(179,433)	(1,193,869)	(596,651)

Cash flows from financing activities:
Issuance of common stock, net	3,464	409,725	52,261
Repurchase of common stock, net	(183,876)	—
Dividends paid	(883,212)	(839,646)	(805,239)
Issuance of mortgage notes payable	51,000	30,250	295,939
Repayments of mortgage notes payable, including prepayment penalties	(126,712)	(227,570)	(255,452)
Issuance of unsecured notes	1,296,581	449,804	299,442
Repayment of unsecured notes, including prepayment penalties	(958,680)	—	(258,579)
Payment of deferred financing costs	(11,277)	(10,909)	(16,258)
Payment of finance lease obligation	—	—	(1,070)
(Payment) receipt for termination of forward interest rate swaps	(25,135)	(12,309)	12,598
(Payment to) contribution from noncontrolling interest	(68)	456	—
Payments related to tax withholding for share-based compensation	(14,917)	(16,101)	(10,556)
Distributions to DownREIT partnership unitholders	(48)	(46)	(44)
Distributions to joint venture and profit-sharing partners	(384)	(439)	(424)
Preferred interest obligation redemption and dividends	(1,000)	(1,400)	(1,120)
Net cash used in financing activities	(854,264)	(218,185)	(688,502)

Net increase in cash, cash equivalents and cash in escrow	185,918	(90,250)	15,958

Cash and cash equivalents and restricted cash, beginning of year	127,614	217,864	201,906
Cash and cash equivalents and restricted cash, end of year	$313,532	$127,614	$217,864

Cash paid during the year for interest, net of amount capitalized	$196,848	$187,570	$201,659
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended
	12/31/20	12/31/19	12/31/18
Cash and cash equivalents	$216,976	$39,687	$91,659
Cash in escrow	96,556	87,927	126,205
Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$313,532	$127,614	$217,864

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2020:

•As described in Note 4, “Equity,” 165,545 shares of common stock were issued as part of the Company's stock based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares, and the remaining 69,228 shares valued at $15,305,000 were issued in connection with new stock grants; 2,747 shares valued at $458,000 were issued through the Company’s dividend reinvestment plan; 74,173 shares valued at $14,919,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,683 restricted shares with an aggregate value of $1,240,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,262,000.

•The Company recorded a decrease of $210,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase in prepaid expenses and other assets of $4,308,000, recorded an increase of $1,413,000 to other comprehensive income and reclassified $8,984,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

During the year ended December 31, 2019:

•The Company issued 152,502 shares of common stock as part of the Company's stock based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares, and the remaining 79,430 shares valued at $15,603,000 were issued in connection with new stock grants; 1,838 shares valued at $205,000 were issued in conjunction with the conversion of deferred stock awards; 2,069 shares valued at $418,000 were issued through the Company’s dividend reinvestment plan; 84,710 shares valued at $16,101,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,361 restricted shares with an aggregate value of $399,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $214,832,000.

•The Company recorded an increase of $373,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.  For further discussion of the nature and valuation of these items, see Note 11, “Fair Value.”

•The Company recorded an increase in other liabilities of $6,379,000, an increase in prepaid expenses and other assets of $388,000 and a corresponding adjustment to other comprehensive income, and reclassified $6,571,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•The Company recorded $122,276,000 of lease liabilities and offsetting right of use lease assets for its ground and office leases, upon the adoption of ASU 2016-02, Leases, as of January 1, 2019. For further discussion on the adoption of the guidance, see Note 1, "Organization, Basis of Presentation and Significant Accounting Policies."

During the year ended December 31, 2018:

•The Company issued 187,010 shares of common stock as part of the Company's stock based compensation plans, of which 88,297 shares related to the conversion of performance awards to restricted shares, and the remaining 98,713 shares valued at $15,950,000 were issued in connection with new stock grants; 2,272 shares valued at $387,000 were issued through the Company’s dividend reinvestment plan; 68,565 shares valued at $10,556,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,860 restricted shares with an aggregate value of $717,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $204,191,000.

•The Company recorded a decrease of $223,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase in other liabilities of $6,366,000, and a corresponding adjustment to other comprehensive income, and reclassified $6,143,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•In conjunction with the formation of NYTA MF Investors LLC (the "NYC Joint Venture”), the venture assumed $395,939,000 of secured indebtedness as partial consideration for the purchase of the associated operating communities and the Company recorded an investment of $74,159,000 in unconsolidated real estate entities, representing its 20.0% retained interest in the venture.

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

At December 31, 2020, the Company owned or held a direct or indirect ownership interest in 273 operating apartment communities containing 80,094 apartment homes in 11 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 18 communities under development that are expected to contain an aggregate of 5,931 apartment homes (unaudited) when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 70 have been sold as of December 31, 2020, and 66,000 square feet of commercial space, of which 69% has been leased as of December 31, 2020. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 24 communities that, if developed as expected, will contain an estimated 7,853 apartment homes (unaudited).

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

The Company assesses acquisitions of operating communities to determine if it meets the definition of a business or if it qualifies as an asset acquisition. The Company generally views acquisitions of individual operating communities as asset acquisitions, which results in the capitalization of acquisition costs and the allocation of purchase price to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

The purchase price allocation to tangible assets is reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets and amortized over the term of the acquired intangible asset. The Company values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities and is reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and is adjusted for estimated depreciation. The fair value of buildings is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for depreciation which considers industry standard information and estimated useful life of the acquired property. The value of the lease-related intangibles considers the estimated cost of leasing the apartment homes as if the acquired building(s) were vacant, as well as the value of the current leases relative to market-rate leases. The in-place lease value is determined using an average total lease-up time, the number of apartment homes and net revenues generated during the lease-up time. Net revenues use market rent considering actual leasing and industry rental rate data. The value of current leases relative to a market-rate lease is based on market comparables. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporate significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy. Consideration for acquisitions is typically in the form of cash unless otherwise disclosed.

Depreciation is generally calculated on a straight-line basis over the estimated useful lives of the assets, which for buildings and related improvements range from seven to 30 years and for furniture, fixtures and equipment range from three years (primarily computer-related equipment) to seven years.

For-Sale Condominium Inventory

The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed under "Abandoned Pursuit Costs and Impairment of Long-Lived Assets" below.

Income Taxes

The Company elected to be treated as a REIT for federal income tax purposes for its tax year ended December 31, 1994 and has not revoked such election. A REIT is a corporate entity which holds real estate interests and can deduct from its federally taxable income qualifying dividends it pays if it meets a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income to stockholders. Therefore, as a REIT, the Company generally will not be subject to corporate level federal income tax on its taxable income if it annually distributes 100% of its taxable income to its stockholders.

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

The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2020, 2019 and 2018.

Taxable income from activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company recognized income tax benefit of $3,247,000 in 2020, recorded an income tax expense of $13,003,000 in 2019 and recognized income tax benefit of $160,000 in 2018, related to its activities through its TRSs. The income tax benefit in 2020 was primarily due to provisions of the Coronavirus Aid, Relief, and Economic Security Act, allowing for further carryback of net operating losses and operating losses for tax purposes. The income tax expense in 2019 was primarily due to (i) a net deferred tax liability of $5,782,000 for the GAAP to tax basis differences at the Company's for-sale condominiums, The Park Loggia, and the associated 66,000 square feet of commercial space and (ii) expense for current and net deferred tax liabilities of $7,221,000, associated with the disposition of two wholly-owned operating communities, as well as the Company's sustainability initiatives. As of December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2017 through 2019.

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2020, 2019 and 2018 (unaudited):

	2020	2019	2018
Ordinary income	66%	96%	76%
20% capital gain	24%	3%	11%
Unrecaptured §1250 gain	10%	1%	13%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $25,239,000 and $25,995,000 as of December 31, 2020 and 2019, respectively, and related to mortgage notes payable was $2,046,000 and $1,784,000 as of December 31, 2020 and 2019, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $13,501,000 and $11,815,000 as of December 31, 2020 and 2019, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

Interest Rate Contracts

The Company utilizes derivative financial instruments to manage interest rate risk. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

	For the year ended
	12/31/20	12/31/19	12/31/18
Basic and diluted shares outstanding
Weighted average common shares—basic	140,094,722	139,054,191	137,844,755
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	332,973	509,859	436,986
Weighted average common shares—diluted	140,435,195	139,571,550	138,289,241

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$827,630	$785,974	$974,525
Net income allocated to unvested restricted shares	(1,955)	(2,063)	(2,839)
Net income attributable to common stockholders, adjusted	$825,675	$783,911	$971,686

Weighted average common shares—basic	140,094,722	139,054,191	137,844,755

Earnings per common share—basic	$5.89	$5.64	$7.05

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$827,630	$785,974	$974,525
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	48	46	44
Adjusted net income attributable to common stockholders	$827,678	$786,020	$974,569

Weighted average common shares—diluted	140,435,195	139,571,550	138,289,241

Earnings per common share—diluted	$5.89	$5.63	$7.05

All options to purchase shares of common stock outstanding as of December 31, 2020, 2019 and 2018 are included in the computation of diluted earnings per share.

Abandoned Pursuit Costs and Impairment of Long-Lived Assets

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $12,317,000, $4,896,000 and $4,388,000 during the years ended December 31, 2020, 2019 and 2018, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. The amount for 2020 includes the write-off of $7,264,000 related to a Development Right in New York City that the Company no longer expects is probable. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any impairment losses other than those related to the impairment on land held for investment and casualty gains and losses from property damage as discussed below.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory using estimated undiscounted future cash flows. For the years ended December 31, 2020 and 2019, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. The Company did not recognize any impairment charges on its investment in land during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company recognized an impairment charge of $826,000 related to a land parcel the Company had previously acquired for development and subsequently sold. This charge was determined as the excess of the Company's carrying basis over the sales price, and is included in casualty and impairment loss (gain), net on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2020, 2019 or 2018.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one wholly-owned operating community that qualified as held for sale presentation at December 31, 2020.

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

Leases

The Company is party to leases as both a lessor and a lessee, primarily as follows:

•lessor of residential and commercial space within its apartment communities; and
•lessee under (i) ground leases for land underlying current operating or development communities and certain commercial and parking facilities and (ii) office leases for its corporate headquarters and regional offices.

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

Additionally, for the Company’s residential and commercial leases, which are comprised of the lease component and common area maintenance as a non-lease component, the Company determined that (i) the leases are operating leases, (ii) the lease component is the predominant component and (iii) that all components of its operating leases share the same timing and pattern of transfer.

The Company changed its presentation of charges for uncollectible lease revenue associated with its residential and commercial leasing activity, reflecting those amounts as a component of rental and other income on the accompanying Consolidated Statement of Comprehensive Income beginning with the year ended December 31, 2019. However, in accordance with its prospective adoption of the lease standard, the Company did not adjust the presentation of charges for uncollectible lease revenue associated with its residential and commercial leasing activity as a component of operating expenses, excluding property taxes, on the accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2018.

Revenue and Gain Recognition

Under ASU 2014-09, Revenue from Contracts with Customers, the Company recognizes revenue in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842, Leases, discussed above. The Company's revenue streams that are not accounted for under ASC 842 include:

•Management fees - The Company has investment interests in real estate joint ventures, for which the Company may manage (i) the venture, (ii) the associated operating communities owned by the ventures and/or (iii) the development or redevelopment of those operating communities. For these activities, the Company receives asset management, property management, development and/or redevelopment fee revenue. The performance obligation is the management of the venture, community or other defined task such as the development or redevelopment of the community. While the individual activities that comprise the performance obligation of the management fees can vary day to day, the nature of the overall performance obligation to provide management service is the same and considered by the Company to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. The Company recognizes revenue for fees as earned on a monthly basis.

•Rental and non-rental related income - The Company recognizes revenue for new rental related income not included as components of a lease, such as reservation and application fees, as well as for non-rental related income, as earned.

•Gains or losses on sales of real estate - The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than commercial land sales. The Company recognizes the sale, and associated gain or loss from the disposition when the criteria for the sale of an asset have been met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset that was sold. In addition, a gain or loss recognized on the sale of a nonfinancial asset to an unconsolidated entity is recognized at 100%, and not the Company’s proportionate ownership percentage.

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the years ended December 31, 2020, 2019 and 2018. The segments are classified based on the individual community's status at January 1, 2020 for the years ended December 31, 2020 and 2019, and at January 1, 2019 for the year ended December 31, 2018. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through December 31, 2020, or otherwise qualify as held for sale as of December 31, 2020, as described in Note 6, "Real Estate Disposition Activities." Additionally, as discussed above, the Company changed its presentation of charges for uncollectible lease revenue beginning with the year ended December 31, 2019, including it as an adjustment to revenue and not as a component of operating expenses. In order to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for the year ended December 31, 2018. Total revenue for the year ended December 31, 2018 as presented in the following table includes $14,072,000 of charges for uncollectible lease revenue. See Note 8, "Segment Reporting," for further discussion (dollars in thousands):

	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2020
Management, development and other fees	$—	$—	$—	$3,819	$3,819
Rental and non-rental related income (2)	6,970	1,790	1,064	—	9,824
Total non-lease revenue (3)	6,970	1,790	1,064	3,819	13,643

Lease income (4)	2,021,232	138,113	82,937	—	2,242,282
Business interruption insurance proceeds	115	270	—	—	385

Total revenue	$2,028,317	$140,173	$84,001	$3,819	$2,256,310

For the year ended December 31, 2019
Management, development and other fees	$—	$—	$—	$4,960	$4,960
Rental and non-rental related income (2)	7,028	1,224	400	—	8,652
Total non-lease revenue (3)	7,028	1,224	400	4,960	13,612

Lease income (4)	2,099,273	108,756	28,376	—	2,236,405
Business interruption insurance proceeds	987	454	—	—	1,441

Total revenue	$2,107,288	$110,434	$28,776	$4,960	$2,251,458

For the year ended December 31, 2018
Management Fees	$—	$—	$—	$3,572	$3,572
Rental and non-rental related income (2)	4,245	1,732	269	—	6,246
Total non-lease revenue (3)	4,245	1,732	269	3,572	9,818

Lease income (4)	1,727,299	236,852	120,553	—	2,084,704
Business interruption insurance proceeds	26	—	—	—	26

Total revenue	$1,731,570	$238,584	$120,822	$3,572	$2,094,548
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

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2020.

Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an on-going basis. Under ASC 842, Lease Accounting, the Company assesses the probability of receiving all remaining lease amounts due on a lease by lease basis, reserving for revenue and the related receivables for those leases where collection of substantially all of the remaining lease payments is not probable. Subsequently, the Company will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

In addition to the specific reserves recognized under ASC 842, the Company also evaluates its lease receivables for collectability at a portfolio level under ASC 450, Contingencies – Loss Contingencies. The Company recognizes a reserve under ASC 450 when the uncollectible revenue is probable and reasonably estimable. The Company applies this reserve to the population of the Company’s revenue and receivables not specifically addressed as part of the specific ASC 842 reserve.

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on (i) the duration and severity of the pandemic, (ii) the effectiveness of vaccines and the timing of vaccine availability, (iii) the duration and nature of governmental responses to contain the spread of the disease and assist consumers and businesses, (iv) consumer and business responses to the pandemic, including preferences for where and how to live and work, and (iv) how quickly and to what extent normal economic and operating conditions can resume. Because of this uncertainty, any estimate of the expected impact of the COVID-19 pandemic on results of operations, cash flows, financial condition, or liquidity for periods beyond the year ended December 31, 2020 is uncertain.

As of December 31, 2020, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and commercial lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $66,763,000 for the year ended December 31, 2020 under ASC 842 and ASC 450, Contingencies.

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

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $44,157,000, $62,823,000 and $60,331,000 for years ended December 31, 2020, 2019 and 2018, respectively.

3. Mortgage Notes Payable, Unsecured Notes, Term Loans and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the “Term Loans”) and Credit Facility, as defined below, as of December 31, 2020 and 2019 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2020 and 2019, as shown on the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	12/31/20	12/31/19
Fixed rate unsecured notes (1)	$6,500,000	$5,850,000
Variable rate unsecured notes (1)	—	300,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	408,964	479,221
Variable rate mortgage notes payable—conventional and tax-exempt (2)	470,850	476,150
Total mortgage notes payable and unsecured notes and Term Loans	7,629,814	7,355,371
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,629,814	$7,355,371
_________________________________
(1)     Balances at December 31, 2020 and 2019 exclude $10,380 and $8,610, respectively, of debt discount, and $37,615 and $32,742, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Consolidated Balance Sheets.
(2)     Balances at December 31, 2020 and 2019 exclude $14,478 and $14,464 of debt discount, respectively, and $3,004 and $3,265, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2020:

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

At December 31, 2020, the Company has a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.92% at December 31, 2020), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $2,900,000 and $11,488,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2020 and 2019, respectively. In addition, the Company had $32,079,000 and $24,939,000 outstanding in additional letters of credit on a separate facility unrelated to the Credit Facility as of December 31, 2020 and 2019, respectively.

In the aggregate, secured notes payable mature at various dates from April 2021 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,448,551,000, excluding communities classified as held for sale, as of December 31, 2020).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% and 3.9% at December 31, 2020 and 2019, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax exempt) including the effect of certain financing related fees, was 1.7% and 3.2% at December 31, 2020 and 2019, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2020 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2021	$9,304	$27,844	$—	N/A
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,677	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,408	—	525,000	3.450%
			300,000	3.500%
2026	13,445	—	475,000	2.950%
			300,000	2.900%
2027	15,880	236,100	400,000	3.350%
2028	20,707	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
2030	12,384	—	700,000	2.300%
Thereafter	176,078	245,338	600,000	2.450%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$304,282	$575,532	$6,750,000

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

The Company was in compliance with these covenants at December 31, 2020.

4. Equity

As of December 31, 2020 and 2019, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2020, the Company:

i.issued 1,902 shares of common stock in connection with stock options exercised;
ii.issued 2,747 common shares through the Company's dividend reinvestment plan;
iii.issued 165,545 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;
iv.withheld 74,173 common shares to satisfy employees' tax withholding and other liabilities;
v.issued 20,161 common shares through the Employee Stock Purchase Plan;
vi.canceled 7,683 common shares of restricted stock upon forfeiture; and
vii.purchased 1,225,790 common shares through the 2020 Stock Repurchase Program, discussed below.

Any deferred compensation related to the Company’s stock option, restricted stock and performance award grants during the year ended December 31, 2020 is not reflected on the accompanying Consolidated Balance Sheet as of December 31, 2020, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors voted to terminate the Company’s prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2020, the Company repurchased 1,225,790 shares of common stock at an average price of $149.99 per share. As of December 31, 2020, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2020, the Company had no sales under the program. As of December 31, 2020, the Company had $752,878,000 remaining authorized for issuance under CEP V.

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

The following presents the Company's activities in unconsolidated real estate entities for the years ended December 31, 2020, 2019 and 2018:

Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The Company is the general partner of the U.S. Fund and has a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition (as defined in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 in the Company's Form 10-K filed February 22, 2019). During 2020, the U.S. Fund sold Avalon Venice on Rose, located in Venice, CA, containing 70 apartment homes and 9,000 square feet of commercial space for $65,000,000. The Company's proportionate share of the gain in accordance with GAAP was $5,157,000. In conjunction with the disposition of the community, the U.S. Fund repaid $27,117,000 of secured indebtedness at par. The U.S. Fund sold one community in each 2019 and 2018, and the Company's proportionate share of the gains in accordance with GAAP was $5,788,000 and $8,636,000, respectively.

Multifamily Partners AC JV LP (the “AC JV”)—The Company has a 20.0% equity interest in the AC JV, and acquired its interest as part of the Archstone Acquisition. During 2018, the AC JV sold one community, and the Company's proportionate share of the gain in accordance with GAAP was $2,019,000.

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2020, 2019 and 2018, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, of which the Company's portion was $1,000,000, $1,400,000 and $1,120,000, respectively. At December 31, 2020, the remaining preferred interests had an aggregate liquidation value of $35,382,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

North Point II JV, LP—During 2016, the Company entered into a joint venture to develop, own, and operate AVA North Point, an apartment community located in Cambridge, MA, which completed construction during 2018 and contains 265 apartment homes. The Company owned a 55.0% interest in the venture. During the year ended December 31, 2019, the Company acquired the 45.0% equity interest of AVA North Point that was owned by the venture partner, for a purchase price of $71,280,000. Upon acquisition, the Company consolidated AVA North Point as a wholly-owned operating community.

NYTA MF Investors LLC (“NYC Joint Venture”)—During 2018, the Company contributed five wholly-owned operating communities located in New York City, NY to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% interest in the venture with the partners sharing in returns in accordance with their ownership interests. In conjunction with the formation of the venture in 2018, the Company sold the five communities, containing an aggregate of 1,301 apartment homes and 58,000 square feet of commercial space, to the venture for a sales price of $758,900,000. The Company received net cash proceeds of $276,799,000 and the venture assumed $395,939,000 of secured indebtedness from the Company. The Company recognized a gain on sale of $179,861,000, including the recognition of the Company's 20.0% retained interest at fair value.

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Mall, an apartment community located in Lynnwood, WA, which is currently under construction and expected to contain 328 apartment homes (unaudited) when complete. The Company has a 50.0% interest in the venture, which is considered a VIE, though the Company was not considered to be the primary beneficiary because it shares control with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, and the capital budget to construct Avalon Alderwood Mall.

Arts District Joint Venture—During 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes (unaudited) and 56,000 square feet (unaudited) of commercial space when completed. The Company has a 25.0% interest in the venture with a total expected equity investment of approximately $27,600,000, of which $19,500,000 has already been contributed. The venture has secured a $165,600,000 variable rate construction loan to fund approximately 60% of the development of AVA Arts District, of which no amounts have been drawn as of December 31, 2020. The venture will commence draws under the loan subsequent to required equity contributions by the venture partners. The Company has guaranteed the construction loan on behalf of the venture, and any obligations under the construction loan guarantee, except for obligations arising from misconduct by the Company, are required capital contributions of the partners based on ownership interest. The venture is considered an unconsolidated VIE as the Company was not considered to be the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

AvalonBay Value Added Fund II, L.P. (“Fund II”)—During 2018, the Company held an investment in and received the final distributions for the AvalonBay Value Added Fund II, L.P. (“Fund II”), a private, discretionary real estate investment vehicle formed in 2008. The Company completed the dissolution of Fund II in 2018. A wholly owned subsidiary of the Company was the general partner of Fund II. The Company had an equity interest of 31.3% in Fund II, and upon achievement of a threshold return the Company had a right to incentive distributions for its promoted interest based on current returns earned by Fund II which represented 40.0% of further Fund II distributions, which was in addition to its proportionate share of the remaining 60.0% of distributions. During the year ended December 31, 2018, the Company recognized income of $925,000 for its promoted interest which was reported as a component of equity in income of unconsolidated real estate entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above and presented on the accompanying Consolidated Balance Sheets as of the dates presented, including development joint ventures started and unconsolidated communities sold during the respective periods (dollars in thousands):

	12/31/20	12/31/19
Assets:
Real estate, net	$1,249,730	$1,204,470
Other assets	255,606	196,488
Total assets	$1,505,336	$1,400,958
Liabilities and partners' capital:
Mortgage notes payable, net (1)	$751,257	$782,257
Other liabilities	163,808	157,379
Partners' capital	590,271	461,322
Total liabilities and partners' capital	$1,505,336	$1,400,958
_________________________________
(1)    The Company has not guaranteed the outstanding debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above and presented on the accompanying Consolidated Statements of Comprehensive Income, for the years presented (dollars in thousands):

	For the year ended
	12/31/20	12/31/19 (1)	12/31/18 (2)
Rental and other income	$118,474	$144,431	$92,533
Operating and other expenses	(49,509)	(55,732)	(35,840)
Gain on sale of communities	18,450	21,748	54,202
Interest expense, net	(31,982)	(33,896)	(22,500)
Depreciation expense	(34,606)	(58,387)	(26,706)
Net income	$20,827	$18,164	$61,689

Company's share of net income (3)	$8,538	$10,779	$17,519
Amortization of excess investment and other	(2,116)	(2,127)	(2,249)
Equity in income from unconsolidated real estate investments	$6,422	$8,652	$15,270
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

Investments in Consolidated Real Estate Entities

During the year ended December 31, 2020, the Company did not acquire any communities. In addition to AVA North Point, during the year ended December 31, 2019, the Company acquired five communities, containing an aggregate 1,175 apartment homes, which were acquired for an aggregate purchase price of $345,450,000. During the year ended December 31, 2018, the Company acquired four communities, containing an aggregate 1,096 apartment homes, which were acquired for an aggregate purchase price of $334,450,000.

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

6. Real Estate Disposition Activities

During the year ended December 31, 2020, the Company sold nine wholly-owned operating communities, containing an aggregate of 1,817 apartment homes for an aggregate sales price of $627,750,000 and an aggregate gain in accordance with GAAP of $340,444,000.

Details regarding the real estate sales, excluding for-sale residential condominiums at the Park Loggia, are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds
Avalon Shelton	Shelton, CT	Q120	250	$—	$64,750	$63,030
Avalon Tinton Falls	Tinton Falls, NJ	Q220	216	—	64,900	63,371
Avalon Towers	Long Beach, NY	Q320	109	—	54,000	53,079
Avalon Somerset	Somerset, NJ	Q420	384	—	110,000	107,415
eaves San Rafael	San Rafael, CA	Q420	254	—	106,000	104,462
Avalon Cohasset	Cohasset, MA	Q420	220	—	90,250	88,673
Avalon Wilton on Danbury Rd	Wilton, CT	Q420	100	—	34,750	33,744
Avalon Stratford	Stratford, CT	Q420	130	—	30,600	29,808
eaves Diamond Heights	San Francisco, CA	Q420	154	—	72,500	69,469
Other real estate (1)	Brooklyn, NY	2020	N/A	—	6,500	6,722

Total of 2020 asset sales			1,817	$—	$634,250	$619,773

Total of 2019 asset sales			1,660	$21,700	$431,280	$422,041

Total of 2018 asset sales			3,099	$395,939	$1,378,289	$883,313
_________________________________
(1)     Represents the sale of commercial space.

As of December 31, 2020, the Company had one community that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the year ended December 31, 2020, the Company sold 70 residential condominiums at The Park Loggia, for gross proceeds of $216,372,000 resulting in a gain in accordance with GAAP of $8,213,000. As of December 31, 2020, there were 102 residential condominiums remaining to be sold. The Company incurred $5,662,000, $3,812,000 and $1,044,000 during the years ended December 31, 2020, 2019 and 2018, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2020 and 2019, the unsold for-sale residential condominiums at The Park Loggia have an aggregate carrying value of $267,219,000 and $457,809,000, respectively, presented as for-sale condominium inventory on the accompanying Consolidated Balance Sheets. The Company recognized a net deferred tax liability of $5,782,000 during the year ended December 31, 2019 for the GAAP to tax basis differences of The Park Loggia and the associated 66,000 square feet of commercial space. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," for further discussion of the income tax associated to The Park Loggia.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2020, the Company has no employment agreements with its executive officers other than an agreement executed on December 4, 2020, with Benjamin W. Schall, who joined the Company on January 25, 2021 as President and a member of the Board of Directors.

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

The Company also has an Officer Severance Program (the “Program”). Under the Program, in the event an officer who is not otherwise covered by a severance arrangement is terminated (other than for cause), or chooses to terminate his or her employment for good reason (as defined), in either case in connection with or within 24 months following a sale event (as defined) of the Company, such officer will generally receive a cash lump sum payment equal to a multiple of the officer's covered compensation (base salary plus annual cash bonus). The multiple is one time for vice presidents and senior vice presidents, two times for executive vice presidents and three times for the chief executive officer. The officer's restricted stock and options would also vest. Costs related to the Program are deferred and recognized over the requisite service period when considered by management to be probable and estimable.

Legal Contingencies

The Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the years ended December 31, 2019 and 2018, the Company recognized $6,292,000 and $946,000 in legal recoveries, respectively. Legal recoveries recognized during the year ended December 31, 2019 include $3,126,000 in proceeds related to a former Development Right and $2,237,000 in proceeds related to a construction defect at a community, reported as a component of general and administrative expense on the accompanying Consolidated Statements of Comprehensive Income. Amounts recognized during the year ended December 31, 2018 include $554,000 in legal settlement proceeds relating to construction defects at communities acquired as part of the Archstone Acquisition, reported as a component of casualty and impairment loss, net on the accompanying Consolidated Statements of Comprehensive Income. There were no material receipts during the year ended December 31, 2020.

The Company is involved in various other claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Lease Obligations

The Company owns 10 apartment communities and two commercial properties, located on land subject to ground leases expiring between May 2041 and March 2142. The Company has purchase options for all ground leases expiring prior to 2060. The ground leases for nine of the 10 of the apartment communities and the rest of the ground leases, are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 14 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of December 31, 2020 and 2019, the Company has total operating lease assets of $133,581,000 and $103,063,000, respectively, and lease obligations of $161,313,000 and $120,261,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $16,011,000, $14,371,000 and $21,788,000 in the years ended December 31, 2020, 2019 and 2018, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and two leases for portions of parking garages, adjacent to apartment communities, that are finance leases. As of December 31, 2020 and 2019, the Company has total finance lease assets of $21,685,000 and $21,898,000, respectively, and total finance lease obligations of $20,166,000 and $20,207,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets.

During the year ended December 31, 2018, the Company contributed a dual-branded apartment community, Avalon West Chelsea and AVA High Line, located on land subject to a single land lease, to the newly formed NYC Joint Venture. See Note 5, “Investments in Real Estate Entities,” for discussion of the formation of the venture.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	25 years
Weighted-average remaining lease term - operating leases	42 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	4.74%

The following tables detail the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and finance leases (dollars in thousands):

	Payments due by period
	2021	2022	2023	2024	2025	Thereafter
Operating Lease Obligations	$14,270	$13,950	$13,469	$13,316	$13,526	$350,440
Finance Lease Obligations	1,080	1,082	1,084	1,087	1,089	39,044
	$15,350	$15,032	$14,553	$14,403	$14,615	$389,484

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$418,971	$161,313	$257,658
Finance Lease Obligations	44,466	20,166	24,300
	$463,437	$181,479	$281,958

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

•Established Communities (also known as Same Store Communities) are consolidated communities where the Company has a significant presence (New England, New York/New Jersey, Mid-Atlantic, Pacific Northwest, Northern and Southern California and the expansion markets of Southeast Florida and Denver, Colorado) and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the prior year. The Established Communities for the year ended December 31, 2020, are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2019, are not conducting or planning to conduct substantial redevelopment activities and are not held for sale or planned for disposition within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized Communities includes all other completed consolidated communities that have stabilized occupancy, as defined above, as January 1, 2020, or which were acquired during the years ended December 31, 2020 or 2019. Other Stabilized Communities excludes communities that are conducting or planning to conduct substantial redevelopment activities within the fiscal year.

•Development/Redevelopment Communities consists of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is planned to begin during the fiscal year and (iii) communities under lease-up that have been complete for less than one year and have not reached stabilized occupancy, as defined above, as of January 1, 2020.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2020, 2019 and 2018 is as follows (dollars in thousands):

	For the year ended
	12/31/20	12/31/19	12/31/18
Net income	$827,706	$786,103	$974,175
Indirect operating expenses, net of corporate income	97,443	83,008	80,227
Expensed transaction, development and other pursuit costs, net of recoveries	12,399	4,991	3,265
Interest expense, net	214,151	203,585	220,974
Loss on extinguishment of debt, net	9,333	602	17,492
General and administrative expense	60,343	58,042	60,369
Equity in income of unconsolidated real estate entities	(6,422)	(8,652)	(15,270)
Depreciation expense	707,331	661,578	631,196
Income tax (benefit) expense	(3,247)	13,003	(160)
Casualty and impairment loss, net	—	—	215
Gain on sale of communities	(340,444)	(166,105)	(374,976)
Gain on other real estate transactions, net	(440)	(439)	(345)
Net for-sale condominium activity	(2,551)	3,812	1,044
Net operating income from real estate assets sold or held for sale	(28,412)	(45,354)	(113,074)
Net operating income	$1,547,190	$1,594,174	$1,485,132

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended
	12/31/2020	12/31/2019	12/31/2018

Rental income from real estate assets sold or held for sale	$44,951	$73,168	$175,915
Operating expenses from real estate assets sold or held for sale	(16,539)	(27,814)	(62,841)
Net operating income from real estate assets sold or held for sale	$28,412	$45,354	$113,074

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2020 for the years ended December 31, 2020 and 2019 and at January 1, 2019, for the year ended December 31, 2018. Segment information for the years ended December 31, 2020, 2019 and 2018 has been adjusted to exclude the real estate assets that were sold from January 1, 2018 through December 31, 2020, or otherwise qualify as held for sale as of December 31, 2020, as described in Note 6, “Real Estate Disposition Activities.”

In addition to NOI, the Company's CODM considers total revenue in assessing each segment's performance. As discussed in Note 1, "Organization, Basis of Presentation and Significant Accounting Policies," the Company changed its presentation of charges for uncollectible lease revenue beginning with the year ended December 31, 2019, including it as an adjustment to revenue and not as a component of operating expenses, as it is presented for prior year periods on the accompanying Consolidated Statements of Comprehensive Income. Consistent with how the Company's CODM evaluates total revenue, and to provide comparability between periods presented in the Company's segment reporting, the Company has included charges for uncollectible lease revenue for its segment results as a component of revenue for the year ended December 31, 2018. Total revenue for the year ended December 31, 2018 as presented in the following table includes $14,072,000 of charges for uncollectible lease revenue.

	Total revenue	NOI	Gross real estate (1)
For the period ended December 31, 2020
Established
New England	$297,674	$193,053	$2,617,725
Metro NY/NJ	445,939	305,408	4,235,524
Mid-Atlantic	341,311	237,063	3,511,960
Pacific Northwest	109,321	76,093	996,317
Northern California	378,362	283,012	3,201,926
Southern California	432,441	298,900	4,160,754
Expansion Markets	23,269	13,376	321,252
Total Established (2)	2,028,317	1,406,905	19,045,458

Other Stabilized	140,173	92,040	1,596,656
Development / Redevelopment	84,001	48,245	2,789,062
Land Held for Future Development	N/A	N/A	110,142
Non-allocated (3)	3,819	N/A	375,964
Total	$2,256,310	$1,547,190	$23,917,282

For the period ended December 31, 2019
Established
New England	$303,816	$202,812	$2,595,907
Metro NY/NJ	466,135	327,356	4,214,565
Mid-Atlantic	351,680	250,142	3,484,610
Pacific Northwest	113,021	82,186	990,563
Northern California	397,593	305,450	3,186,075
Southern California	451,640	321,776	4,131,539
Expansion Markets	23,403	13,578	320,355
Total Established (2)	2,107,288	1,503,300	18,923,614

Other Stabilized	110,434	74,814	1,587,398
Development / Redevelopment	28,776	16,060	2,086,519
Land Held for Future Development	N/A	N/A	—
Non-allocated (3)	4,960	N/A	559,777
Total	$2,251,458	$1,594,174	$23,157,308

For the year ended December 31, 2018
Established
New England	$223,594	$148,310	$1,890,304
Metro NY/NJ	379,968	271,767	3,367,198
Mid-Atlantic	284,381	200,381	2,669,040
Pacific Northwest	108,861	78,313	985,102
Northern California	340,247	262,055	2,753,596
Southern California	394,519	283,795	3,573,952
Expansion Markets (4)	N/A	N/A	N/A
Total Established (2)	1,731,570	1,244,621	15,239,192

Other Stabilized	238,584	159,745	3,063,670
Development / Redevelopment	120,822	80,766	2,652,968
Land Held for Future Development	N/A	N/A	84,712
Non-allocated (3)	3,572	N/A	504,230
Total	$2,094,548	$1,485,132	$21,544,772
_________________________________
(1)     Does not include gross real estate assets held for sale of $44,940 as of December 31, 2020 and gross real estate either sold or classified as held for sale subsequent to December 31, 2019 and 2018 of $401,152 and $732,397, respectively.
(2)     Gross real estate for the Company's Established Communities includes capitalized additions of approximately $126,548, $128,324 and $78,469 in 2020, 2019 and 2018, respectively.

(3)     Revenue represents third-party management, accounting, and developer fees and miscellaneous income which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."
(4) The Company had no communities in its Established Communities Expansion Markets for the year ended December 31, 2018.

9. Stock-Based Compensation Plans

The Company's Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2020, the Company had 6,913,585 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. In addition, any awards that were outstanding under the Company's 1994 Stock Option and Incentive Plan (the “1994 Plan”) on May 21, 2009, the date the Company adopted the 2009 Plan, that are subsequently forfeited, canceled, surrendered or terminated (other than by exercise) will become available for awards under the 2009 Plan. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. No grants of stock options and other awards will be made after May 15, 2027, and no grants of incentive stock options will be made after February 16, 2027.

Information with respect to stock options granted under the 2009 and 1994 Plans is as follows:

	2009 Plan shares	Weighted average exercise price per share	1994 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2017	149,973	$126.77	7,778	$48.60
Exercised	(32,756)	126.24	(7,778)	48.60
Granted (1)	6,995	161.10	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2018	124,212	$128.84	—	$—
Exercised	(109,804)	129.47	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2019	14,408	$124.05	—	$—
Exercised	(1,902)	89.17	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding, December 31, 2020	12,506	$129.35	—	$—
Options Exercisable:
December 31, 2018	117,217	$126.91	—	$—
December 31, 2019	14,408	$124.05	—	$—
December 31, 2020	12,506	$129.35	—	$—
_________________________________
(1)    Options granted during the year ended December 31, 2018 are a result of recipient elections to receive a portion of earned performance awards and time-vesting restricted stock in the form of stock options.

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2020:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
1,387	$110.00	-	$119.99	0.1
11,119	$130.00	-	$139.99	1.8
12,506

Options outstanding and exercisable at December 31, 2020 had an intrinsic value of $389,000. Options exercisable had a weighted average contractual life of 1.6 years. The intrinsic value of options exercised under the 2009 Plan during 2020, 2019 and 2018 was $251,000, $7,970,000 and $3,016,000, respectively. There were no stock options granted in 2020, 2019 and 2018, other than those elected under the Company's performance award plan discussed below.

The Company has a compensation framework under which share-based compensation granted is composed of annual restricted stock awards for which one third of the award vests annually over a three-year period, and multi-year long term incentive performance awards. For annual restricted stock awards, in lieu of time-vesting restricted stock, the recipient may elect to receive up to 100% of the award value, in increments of 25%, in the form of stock options, for which one third of the award vests annually over a three-year period. Under the Company's multi-year long term incentive compensation framework, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. Performance units for awards granted in 2017 or earlier that were earned at the end of the measurement period were settled in the form of time-vesting restricted stock. Performance units for awards granted in 2018 and later years that are earned at the end of the measurement period are settled in fully vested shares of common stock and an amount of cash equal to the dividends that were paid, while the performance award was outstanding, on a number of shares equal to the number of units earned.

After the first year of the performance period, if the employee's employment terminates on account of death, disability, retirement, or termination without cause, the employee shall vest in a pro rata portion of the award (based on the employee's service time during the performance period), with such vested portion to be earned and converted into shares and the cash amount for the dividends described above at the end of the performance period based on actual achievement under the performance award. For other terminating events, performance awards are generally forfeited.

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2017	251,770	$155.25
Granted (1)	100,965	155.31
Change in awards based on performance (2)	5,990	148.79
Converted to restricted stock	(88,477)	148.79
Forfeited	(3,119)	160.33
Outstanding at December 31, 2018	267,129	$157.21
Granted (3)	80,512	200.75
Change in awards based on performance (2)	(16,760)	142.03
Converted to restricted stock	(73,072)	142.03
Forfeited	(4,377)	166.44
Outstanding at December 31, 2019	253,432	$176.27
Granted (4)	77,182	238.03
Change in awards based on performance (2)	18,112	177.26
Converted to restricted stock	(96,317)	177.26
Forfeited	(10,488)	188.52
Outstanding at December 31, 2020	241,921	$195.13

_________________________________
(1)     The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 62,043 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 38,922 performance awards.
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
(4)    The amount of restricted stock that ultimately may be earned is based on the total shareholder return metrics related to the Company’s common stock for 38,823 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 38,359 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2020	2019	2018
Dividend yield	2.8%	3.1%	3.7%
Estimated volatility over the life of the plan (1)	11.1% - 15.5%	13.9% - 18.8%	11.8% - 18.7%
Risk free rate	1.45% - 1.62%	2.46% - 2.57%	1.86% - 2.46%
Estimated performance award value based on total shareholder return measure	$254.72	$204.15	$151.67
_________________________________
(1)     Estimated volatility of the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement is determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $224.64, $195.86 and $161.10, for the years ended December 31, 2020, 2019 and 2018, respectively, and the Company's estimate of corporate achievement for the financial metrics.
Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2017	133,633	$172.33	233,928
Granted - restricted stock shares	98,713	161.58	88,297
Vested - restricted stock shares	(67,832)	171.22	(112,230)
Forfeited	(4,103)	166.40	(757)
Outstanding at December 31, 2018	160,411	$166.33	209,238
Granted - restricted stock shares	79,430	196.43	73,072
Vested - restricted stock shares	(89,289)	168.06	(119,064)
Forfeited	(2,226)	174.45	(135)
Outstanding at December 31, 2019	148,326	$181.29	163,111
Granted - restricted stock shares	69,228	221.08	96,317
Vested - restricted stock shares	(79,931)	178.41	(111,325)
Forfeited	(5,899)	196.22	(1,784)
Outstanding at December 31, 2020	131,724	$203.28	146,319

Total employee stock-based compensation cost recognized in income was $21,110,000, $24,885,000 and $19,707,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and total capitalized stock-based compensation cost was $9,974,000, $9,396,000 and $10,208,000 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was a total unrecognized compensation cost of $25,200,000 for unvested restricted stock and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 1.8 years. Forfeitures are included in compensation cost as they occur.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 634,274 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one month. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 20,161, 13,894 and 12,955 shares and recognized compensation expense of $537,000, $761,000 and $436,000 under the ESPP for the years ended December 31, 2020, 2019 and 2018, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $3,819,000, $4,960,000 and $3,572,000 in the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company had outstanding receivables associated with its property and construction management role of $5,408,000 and $3,924,000 as of December 31, 2020 and 2019, respectively.

Director Compensation

Directors of the Company who are also employees receive no additional compensation for their services as a director. Following each annual meeting of stockholders, non-employee directors receive (i) a number of shares of restricted stock (or deferred stock units) having a value of $170,000 and (ii) a cash payment of $90,000, payable in equal quarterly installments of $22,500. The number of shares of restricted stock (or deferred stock units) is calculated based on the closing price on the day of the award. Non-employee directors may elect to receive all or a portion of cash payments in the form of deferred stock units. Additionally, the Lead Independent Director receives in the aggregate an additional annual fee of $30,000 payable in equal quarterly installments of $7,500, the non-employee director serving as the chairperson of the Audit Committee receives additional cash compensation of $25,000 per year payable in equal quarterly installments of $6,250, the non-employee director serving as the chairperson of the Compensation Committee receives additional cash compensation of $20,000 per year payable in equal quarterly installments of $5,000 and the Nominating and Corporate Governance and Investment and Finance Committee chairpersons receive an additional annual fee of $15,000 payable in equal quarterly installments of $3,750.

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $1,819,000, $1,725,000 and $1,624,000 for the years ended December 31, 2020, 2019 and 2018, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $614,000, $594,000 and $571,000 on December 31, 2020, 2019 and 2018, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at December 31, 2020 (dollars in thousands):

	Non-designated Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$679,167	$150,000
Weighted average interest rate (1)	1.7%	N/A
Weighted average swapped/capped interest rate	6.4%	0.7%
Earliest maturity date	January 2021	May 2021
Latest maturity date	January 2024	May 2021
_________________________________
(1)     For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

The following activity occurred during the year ended December 31, 2020:

•The Company settled an aggregate of $600,000,000 of forward interest rate swap agreements, making aggregate payments of $25,135,000. Of the positions settled by the Company, $250,000,000 were forward interest swaps that the Company had entered into during 2020. The settled positions were comprised of the following:

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

•The Company entered into an additional $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability of interest rates on a portion of the Company's expected debt issuance activity in 2021 (the "Swaps"). Based on changes in the Company's expected capital requirements for 2021 as of December 31, 2020, while the Company may still issue debt in 2021, it is no longer probable that the Company will issue the debt for which the Swaps were executed. As a result, the Company ceased hedge accounting and recognized a gain of $2,894,000 for the change in fair value of the Swaps for the three months ended December 31, 2020, in interest expense, net, on the accompanying Consolidated Statements of Comprehensive Income.

The Company had ten derivatives not designated as hedges at December 31, 2020 including the Swaps discussed above. Other than the Swaps, fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2020 and 2019, were not material. During 2020, the Company deferred $17,731,000 of net losses for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive income as a component of interest expense, net (dollars in thousands):

	For the year ended
	12/31/20	12/31/19	12/31/18
Cash flow hedge losses reclassified to earnings	$8,984	$6,571	$6,143

The Company anticipates reclassifying approximately $9,467,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2020 and 2019.

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

In conjunction with the development of Avalon Brooklyn Bay, the Company entered into a joint venture agreement to construct a mixed-use building that included for-sale residential condominium units and related common elements, in addition to the Company's rental apartments, in which the Company has a 100% interest. The venture partner has a 100% interest in the for-sale residential condominium units. The Company was responsible for the development and construction of the structure, and provided a loan to the venture partner for the venture partner's share of costs for the for-sale residential condominium units. As of December 31, 2020, the Company has a receivable from the venture partner in the form of a variable rate mortgage note, secured by the remaining for-sale residential condominium units. The balance as of December 31, 2020 was $3,645,000, representing outstanding principal and interest, net of repayments, and as of December 31, 2019, was $10,650,000, representing outstanding principal and interest. These amounts are reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets. The Company recognizes interest income on the accrual basis.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2020
Non Designated Hedges
Interest Rate Caps	$6	$—	$6	$—
Interest Rate Swaps - Assets	4,308	—	4,308	—
DownREIT units	(1,203)	(1,203)	—	—
Indebtedness
Fixed rate unsecured notes	(7,271,799)	(7,271,799)	—	—
Secured notes and variable rate unsecured indebtedness	(1,043,976)	—	(1,043,976)	—
Total	$(8,312,664)	$(7,273,002)	$(1,039,662)	$—

	12/31/2019
Cash Flow Hedges
Interest Rate Swaps - Assets	$388	$—	$388	$—
Interest Rate Swaps - Liabilities	(6,379)	—	(6,379)	—
DownREIT units	(1,573)	(1,573)	—	—
Indebtedness
Fixed rate unsecured notes	(6,197,771)	(6,197,771)	—	—
Secured notes and variable rate unsecured indebtedness	(1,398,147)	—	(1,398,147)	—
Total	$(7,603,482)	$(6,199,344)	$(1,404,138)	$—

12. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2021, the Company sold eaves Stamford, a wholly-owned operating community, located in Stamford, CT. eaves Stamford contains 238 apartment homes, was sold for $72,000,000 and was classified as held for sale as of December 31, 2020.

In January 2021, the Company repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of the April 2021 maturity date.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
ESTABLISHED COMMUNITIES
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$13,086	$2,124	$25,653	$27,777	$17,145	$10,632	$10,379	$—	1994
Avalon Oaks	Wilmington, MA	204	2,129	17,567	7,097	2,129	24,664	26,793	16,793	10,000	10,505	—	1999
eaves Quincy	Quincy, MA	245	1,743	14,662	12,135	1,743	26,797	28,540	17,533	11,007	11,313	—	1986/1995
Avalon Oaks West	Wilmington, MA	120	3,318	13,465	2,281	3,318	15,746	19,064	9,971	9,093	9,471	—	2002
Avalon at Newton Highlands	Newton, MA	294	10,905	45,547	17,181	10,905	62,728	73,633	33,615	40,018	42,916	—	2003
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	4,211	6,876	34,612	41,488	15,261	26,227	26,568	—	2004
eaves Peabody	Peabody, MA	286	4,645	18,919	15,548	4,645	34,467	39,112	17,409	21,703	22,478	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	5,337	4,258	25,888	30,146	12,523	17,623	17,853	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,911	12,756	14,572	58,667	73,239	26,740	46,499	48,521	36,399	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	79,121	14,396	8,691	93,517	102,208	41,062	61,146	65,554	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	6,554	13,124	55,249	68,373	23,793	44,580	45,774	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	10,189	12,218	51,845	64,063	21,037	43,026	44,584	—	2009
Avalon Sharon	Sharon, MA	156	4,719	25,478	5,498	4,719	30,976	35,695	13,090	22,605	24,150	—	2008
Avalon Northborough	Northborough, MA	382	8,144	52,184	4,937	8,144	57,121	65,265	21,532	43,733	44,632	—	2009
Avalon Exeter (2)	Boston, MA	187	—	110,028	587	—	110,615	110,615	25,549	85,066	88,811	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	931	15,645	65,776	81,421	17,499	63,922	65,755	—	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,454	610	8,599	53,064	61,663	12,462	49,201	50,793	—	2015
AVA Somerville	Somerville, MA	250	10,944	56,460	516	10,944	56,976	67,920	12,370	55,550	57,350	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,540	51,869	9,034	88,409	97,443	43,310	54,133	56,613	—	1968/1998
Avalon Prudential Center II (1)	Boston, MA	266	8,776	35,496	63,118	8,776	98,614	107,390	42,832	64,558	66,259	—	1968/1998
Avalon Prudential Center I (1)	Boston, MA	243	8,002	32,370	53,105	8,002	85,475	93,477	37,266	56,211	58,745	—	1968/1998
eaves Burlington	Burlington, MA	203	7,714	32,499	7,663	7,714	40,162	47,876	11,251	36,625	37,640	—	1988/2012
AVA Theater District	Boston, MA	398	17,072	163,633	341	17,072	163,974	181,046	30,786	150,260	155,934	—	2015
Avalon Burlington	Burlington, MA	312	15,600	60,649	17,159	15,600	77,808	93,408	22,048	71,360	74,002	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	60,397	641	15,367	61,038	76,405	12,057	64,348	66,420	—	2015
Avalon North Station	Boston, MA	503	22,796	247,270	777	22,796	248,047	270,843	32,110	238,733	247,196	—	2017
Avalon Framingham	Framingham, MA	180	9,315	34,631	13	9,315	34,644	43,959	6,511	37,448	38,701	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,655	14	14,694	79,669	94,363	11,728	82,635	84,923	—	2017
Avalon Easton	Easton, MA	290	3,170	60,837	134	3,170	60,971	64,141	8,059	56,082	58,660	—	2017

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Bear Hill	Waltham, MA	324	$27,350	$94,168	$29,528	$27,350	$123,696	$151,046	$37,513	$113,533	$117,841	$—	1999/2013
Avalon at Center Place (3)	Providence, RI	225	—	26,816	19,569	—	46,385	46,385	30,843	15,542	16,512	—	1991/1997
Total Boston, MA		8,421	$291,544	$1,715,472	$377,781	$291,544	$2,093,253	$2,384,797	$681,698	$1,703,099	$1,766,853	$81,399

Fairfield, CT
Avalon Wilton on River Rd	Wilton, CT	102	$2,116	$14,664	$7,411	$2,116	$22,075	$24,191	$14,686	$9,505	$10,193	$—	1997
Avalon New Canaan (1)	New Canaan, CT	104	4,834	22,990	6,710	4,834	29,700	34,534	16,734	17,800	18,780	—	2002
Avalon Darien (1)	Darien, CT	189	6,926	34,558	9,401	6,926	43,959	50,885	23,024	27,861	29,263	—	2004
Avalon Norwalk	Norwalk, CT	311	11,320	62,904	1,762	11,320	64,666	75,986	22,877	53,109	54,892	—	2011
Avalon East Norwalk	Norwalk, CT	240	10,395	36,451	486	10,395	36,937	47,332	9,840	37,492	38,771	—	2013
Total Fairfield, CT		946	$35,591	$171,567	$25,770	$35,591	$197,337	$232,928	$87,161	$145,767	$151,899	$—

TOTAL NEW ENGLAND		9,367	$327,135	$1,887,039	$403,551	$327,135	$2,290,590	$2,617,725	$768,859	$1,848,866	$1,918,752	$81,399

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$12,153	$—	$106,214	$106,214	$66,956	$39,258	$42,922	$—	2002
Avalon Riverview North (3)	Long Island City, NY	602	—	165,954	15,704	—	181,658	181,658	78,907	102,751	108,866	—	2008
AVA Fort Greene	Brooklyn, NY	631	83,038	216,802	7,957	83,038	224,759	307,797	80,404	227,393	230,971	—	2010
AVA DoBro	Brooklyn, NY	500	76,127	206,955	184	76,127	207,139	283,266	34,745	248,521	259,093	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	49,635	134,935	89	49,635	135,024	184,659	20,414	164,245	168,970	—	2017
Avalon Brooklyn Bay	Brooklyn, NY	180	18,310	74,344	263	18,310	74,607	92,917	10,961	81,956	85,531	—	2018
Avalon Midtown West (1)	New York, NY	550	154,730	180,253	47,906	154,730	228,159	382,889	62,877	320,012	321,720	93,500	1998/2013
Avalon Clinton North	New York, NY	339	84,069	105,821	12,891	84,069	118,712	202,781	35,382	167,399	170,860	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	7,469	71,421	97,320	168,741	30,009	138,732	141,704	121,500	2007/2013
Total New York City, NY		3,788	$537,330	$1,268,976	$104,616	$537,330	$1,373,592	$1,910,922	$420,655	$1,490,267	$1,530,637	$362,000

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$28,286	$8,010	$4,679	$36,296	$40,975	$26,396	$14,579	$15,021	$—	1997
Avalon Green I	Elmsford, NY	105	1,820	10,525	7,878	1,820	18,403	20,223	11,815	8,408	9,011	—	1995
Avalon Mamaroneck (1)	Mamaroneck, NY	229	6,207	40,791	16,119	6,207	56,910	63,117	33,090	30,027	31,880	—	2000
Avalon Bronxville	Bronxville, NY	110	2,889	28,324	9,026	2,889	37,350	40,239	23,789	16,450	17,679	—	1999
Avalon at Glen Cove	Glen Cove, NY	256	7,871	59,969	5,909	7,871	65,878	73,749	36,817	36,932	39,003	—	2004
Avalon Glen Cove North	Glen Cove, NY	111	2,577	37,336	909	2,577	38,245	40,822	17,877	22,945	24,245	—	2007
Avalon White Plains	White Plains, NY	407	15,391	137,353	2,223	15,391	139,576	154,967	55,731	99,236	103,560	—	2009

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Rockville Centre I	Rockville Centre, NY	349	$32,212	$78,806	$6,794	$32,212	$85,600	$117,812	$27,871	$89,941	$92,738	$—	2012
Avalon Green II	Elmsford, NY	444	27,765	77,560	2,962	27,765	80,522	108,287	24,407	83,880	86,207	—	2012
Avalon Garden City	Garden City, NY	204	18,205	49,326	941	18,205	50,267	68,472	14,885	53,587	55,172	—	2013
Avalon Ossining	Ossining, NY	168	6,392	30,313	404	6,392	30,717	37,109	7,421	29,688	30,465	—	2014
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,437	266	21,899	58,703	80,602	13,467	67,135	69,236	—	2014
Avalon Green III	Elmsford, NY	68	4,985	17,300	183	4,985	17,483	22,468	3,122	19,346	19,984	—	2016
Avalon Great Neck	Great Neck, NY	191	14,777	65,505	16	14,777	65,521	80,298	9,029	71,269	74,002	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,983	—	7,534	50,983	58,517	6,604	51,913	54,008	—	2017
Avalon Somers	Somers, NY	152	5,608	40,591	24	5,608	40,615	46,223	5,169	41,054	42,538	—	2018
Avalon Westbury	Westbury, NY	396	69,620	43,781	13,323	69,620	57,104	126,724	23,188	103,536	105,632	74,370	2006/2013
Total New York - Suburban		3,970	$250,431	$855,186	$74,987	$250,431	$930,173	$1,180,604	$340,678	$839,926	$870,381	$74,370

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$29,303	$8,760	$111,725	$120,485	$76,960	$43,525	$45,546	$—	1997
eaves Lawrenceville	Lawrenceville, NJ	632	14,650	60,486	13,893	14,650	74,379	89,029	41,003	48,026	50,285	—	1994
Avalon Princeton Junction	West Windsor, NJ	512	5,585	22,382	26,214	5,585	48,596	54,181	31,307	22,874	23,620	—	1988/1993
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	9,615	5,982	34,004	39,986	19,783	20,203	21,621	—	2002
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	16,440	6,647	51,346	57,993	29,412	28,581	30,831	—	2001
Avalon West Long Branch	West Long Branch, NJ	180	2,721	22,925	478	2,721	23,403	26,124	8,433	17,691	18,427	—	2011
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,048	8,984	32,042	41,026	9,834	31,192	32,177	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,635	2,139	14,682	43,774	58,456	13,243	45,213	46,598	—	2012
Avalon Hackensack at Riverside (3)	Hackensack, NJ	226	—	44,619	1,071	—	45,690	45,690	12,139	33,551	34,886	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,863	337	6,502	17,200	23,702	4,757	18,945	19,356	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	200	3,006	28,001	31,007	7,193	23,814	24,777	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	509	2,273	49,118	51,391	10,444	40,947	42,380	—	2015
Avalon Bloomfield Station (2)	Bloomfield, NJ	224	10,701	36,513	63	10,701	36,576	47,277	7,359	39,918	41,287	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	55	11,288	34,923	46,211	7,027	39,184	40,439	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	68,003	717	26,461	68,720	95,181	10,260	84,921	87,418	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	72	11,695	36,387	48,082	6,416	41,666	43,002	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	90,475	6,316	37,237	96,791	134,028	21,972	112,056	115,062	—	2008/2016
Avalon Maplewood	Maplewood, NJ	235	15,179	49,556	—	15,179	49,556	64,735	6,277	58,458	60,644	—	2018
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,809	—	8,605	60,809	69,414	6,220	63,194	65,247	—	2018
Total New Jersey		5,017	$200,958	$834,570	$108,470	$200,958	$943,040	$1,143,998	$330,039	$813,959	$843,603	$—

TOTAL METRO NY/NJ		12,775	$988,719	$2,958,732	$288,073	$988,719	$3,246,805	$4,235,524	$1,091,372	$3,144,152	$3,244,621	$436,370

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$19,628	$6,848	$47,242	$54,090	$35,637	$18,453	$18,459	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	3,720	8,800	43,378	52,178	25,889	26,289	27,288	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	199	7,425	25,481	32,906	7,592	25,314	26,176	—	2013
Avalon The Albemarle	Washington, D.C.	234	25,140	52,459	9,046	25,140	61,505	86,645	20,065	66,580	68,693	—	1966/2013
eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,532	16,430	25,434	41,864	8,414	33,450	34,310	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	5,564	38,140	40,916	79,056	14,346	64,710	65,908	—	1961/2013
eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,651	9,580	29,183	38,763	9,843	28,920	29,891	—	1953/2013
AVA Van Ness (1)	Washington, D.C.	269	22,890	58,691	21,816	22,890	80,507	103,397	22,068	81,329	82,670	—	1978/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	4,143	43,700	158,093	201,793	45,061	156,732	161,867	—	2012/2013
AVA NoMa	Washington, D.C.	438	25,246	114,933	815	25,246	115,748	140,994	17,048	123,946	128,637	—	2018
eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	4,910	4,047	23,463	27,510	17,544	9,966	10,482	—	1996
eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	13,210	8,802	48,746	57,548	25,984	31,564	32,794	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	5,816	29,159	58,809	87,968	33,621	54,347	54,793	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	7,071	14,365	62,469	76,834	35,479	41,355	42,541	—	2004
AVA Wheaton	Wheaton, MD	319	6,494	69,027	—	6,494	69,027	75,521	8,945	66,576	69,508	—	2018
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,992	43	10,872	63,035	73,907	9,225	64,682	67,052	—	2017
Avalon Laurel	Laurel, MD	344	10,130	61,685	41	10,130	61,726	71,856	9,686	62,170	64,437	—	2017
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	5,040	2,323	14,337	16,660	10,539	6,121	6,565	—	1987/1996
Avalon Fairway Hills - Woods (1)	Columbia, MD	336	3,958	15,839	13,338	3,958	29,177	33,135	17,781	15,354	11,716	—	1987/1996
Avalon Arundel Crossing	Linthicum Heights, MD	310	12,208	69,888	2,555	12,208	72,443	84,651	9,506	75,145	78,253	—	2018/2018
Avalon Russett	Laurel, MD	238	10,200	47,524	4,083	10,200	51,607	61,807	16,789	45,018	46,563	32,200	1999/2013
eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	12,454	6,096	36,854	42,950	25,440	17,510	17,524	—	1989/1996
eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,698	2,152	14,605	16,757	9,626	7,131	7,543	—	1988/1997
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	14,285	13,851	57,682	71,533	39,051	32,482	34,017	—	1996
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	32,893	22,041	123,189	145,230	66,934	78,296	81,854	—	2001
Avalon Park Crest	Tysons Corner, VA	354	13,554	63,526	1,017	13,554	64,543	78,097	18,875	59,222	61,053	—	2013
eaves Fairfax Towers (1)	Falls Church, VA	415	17,889	74,727	15,576	17,889	90,303	108,192	28,382	79,810	83,103	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	415	33,490	76,216	109,706	18,954	90,752	93,460	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	81,982	2,951	24,225	84,933	109,158	18,607	90,551	93,826	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	95,355	9,290	22,573	104,645	127,218	20,760	106,458	109,983	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	82,427	4,017	18,830	86,444	105,274	16,083	89,191	91,868	—	2009/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	115,465	8,268	29,377	123,733	153,110	22,651	130,459	135,716	—	2012/2017

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
eaves Tysons Corner	Vienna, VA	217	$16,030	$45,420	$3,255	$16,030	$48,675	$64,705	$16,883	$47,822	$49,535	$—	1980/2013
AVA Ballston Square (1)	Arlington, VA	714	71,640	215,937	41,022	71,640	256,959	328,599	74,288	254,311	260,618	—	1992/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	12,240	56,550	190,272	246,822	57,506	189,316	194,468	—	1999/2013
Avalon Arlington North	Arlington, VA	228	21,600	59,076	497	21,600	59,573	81,173	14,222	66,951	68,838	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	8,728	26,710	91,812	118,522	31,260	87,262	90,175	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	127	39,544	66,287	105,831	13,300	92,531	94,976	—	2016
TOTAL MID-ATLANTIC		13,494	$752,909	$2,460,097	$298,954	$752,909	$2,759,051	$3,511,960	$893,884	$2,618,076	$2,697,160	$32,200

PACIFIC NORTHWEST
Seattle, WA
Avalon Redmond Place (1)	Redmond, WA	222	$4,558	$18,368	$11,457	$4,558	$29,825	$34,383	$20,694	$13,689	$14,151	$—	1991/1997
Avalon at Bear Creek	Redmond, WA	264	6,786	27,641	5,810	6,786	33,451	40,237	25,033	15,204	16,054	—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	3,243	6,664	27,362	34,026	18,354	15,672	15,794	—	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	3,818	4,777	23,583	28,360	16,382	11,978	12,668	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	3,956	3,789	19,095	22,884	12,952	9,932	10,524	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	1,373	5,644	14,106	19,750	9,467	10,283	10,687	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	4,066	12,697	81,516	94,213	35,254	58,959	61,540	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	1,858	—	124,887	124,887	44,866	80,021	84,214	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	989	12,081	42,607	54,688	13,549	41,139	42,373	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	1,244	16,460	48,170	64,630	13,794	50,836	52,449	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	31	12,294	55,658	67,952	12,680	55,272	57,297	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	1,510	20,613	61,496	82,109	11,473	70,636	72,495	—	2016
Avalon Esterra Park	Redmond, WA	482	23,178	112,986	1,318	23,178	114,304	137,482	17,698	119,784	123,811	—	2017
Avalon Alderwood II	Redmond, WA	124	5,072	21,418	13	5,072	21,431	26,503	3,376	23,127	23,886	—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,649	112,456	699	9,649	113,155	122,804	13,994	108,810	111,990	—	2017
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	4,317	10,250	31,159	41,409	11,192	30,217	31,269	—	1987/2013
TOTAL PACIFIC NORTHWEST		4,116	$154,512	$796,103	$45,702	$154,512	$841,805	$996,317	$280,758	$715,559	$741,202	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$14,624	$11,830	$62,452	$74,282	$41,905	$32,377	$34,327	$—	1995
eaves San Jose	San Jose, CA	440	12,920	53,047	19,539	12,920	72,586	85,506	43,395	42,111	44,301	—	1985/1996
Avalon on the Alameda	San Jose, CA	305	6,119	50,225	13,069	6,119	63,294	69,413	41,300	28,113	30,846	—	1999
Avalon Silicon Valley (1)	Sunnyvale, CA	710	20,713	99,573	35,541	20,713	135,114	155,827	85,905	69,922	74,334	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	12,001	9,755	51,394	61,149	35,672	25,477	26,378	—	1986

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
eaves Creekside	Mountain View, CA	296	$6,546	$26,263	$21,834	$6,546	$48,097	$54,643	$30,784	$23,859	$25,203	$—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	3,267	4,765	50,867	55,632	31,597	24,035	25,377	—	2002
Avalon Towers on the Peninsula (1)	Mountain View, CA	211	9,560	56,136	14,701	9,560	70,837	80,397	39,203	41,194	43,782	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,534	586	13,837	65,120	78,957	15,938	63,019	65,123	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	7,299	46,060	89,256	135,316	30,101	105,215	107,802	—	2002/2013
eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	13,812	64,070	82,830	146,900	28,024	118,876	120,633	—	1969/2013
Total San Jose, CA		3,840	$206,175	$635,574	$156,273	$206,175	$791,847	$998,022	$423,824	$574,198	$598,106	$—

Oakland - East Bay, CA
Avalon Fremont (1)	Fremont, CA	308	$10,746	$43,399	$11,110	$10,746	$54,509	$65,255	$39,179	$26,076	$24,767	$—	1992/1994
eaves Dublin	Dublin, CA	204	5,276	19,642	12,448	5,276	32,090	37,366	21,162	16,204	17,245	—	1989/1997
eaves Pleasanton	Pleasanton, CA	456	11,610	46,552	23,236	11,610	69,788	81,398	46,808	34,590	36,309	—	1988/1994
eaves Union City	Union City, CA	208	4,249	16,820	4,227	4,249	21,047	25,296	15,978	9,318	10,036	—	1973/1996
eaves Fremont	Fremont, CA	235	6,581	26,583	10,779	6,581	37,362	43,943	26,302	17,641	18,725	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	1,848	14,732	105,872	120,604	41,569	79,035	82,462	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,846	5,778	—	154,624	154,624	54,886	99,738	104,792	4,001	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	1,086	7,772	73,228	81,000	17,581	63,419	65,600	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	290	7,762	76,877	84,639	12,920	71,719	74,056	—	2016
eaves Walnut Creek	Walnut Creek, CA	510	30,320	82,375	17,483	30,320	99,858	130,178	30,551	99,627	103,110	—	1987/2013
Avalon Walnut Ridge I (1)	Walnut Creek, CA	106	9,860	19,850	5,432	9,860	25,282	35,142	7,701	27,441	28,424	—	2000/2013
Avalon Walnut Ridge II (1)	Walnut Creek, CA	360	27,190	57,041	13,751	27,190	70,792	97,982	21,941	76,041	78,864	—	1989/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,689	66	4,500	28,755	33,255	6,503	26,752	27,604	—	2014
Total Oakland - East Bay, CA		3,847	$140,598	$742,550	$107,534	$140,598	$850,084	$990,682	$343,081	$647,601	$671,994	$4,001

San Francisco, CA
eaves Daly City	Daly City, CA	195	$4,230	$9,659	$20,869	$4,230	$30,528	$34,758	$21,113	$13,645	$14,663	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	8,558	5,403	30,125	35,528	20,376	15,152	15,827	—	1990/1995
eaves Foster City	Foster City, CA	288	7,852	31,445	13,154	7,852	44,599	52,451	30,377	22,074	23,375	—	1973/1994
eaves Pacifica	Pacifica, CA	220	6,125	24,796	4,530	6,125	29,326	35,451	21,942	13,509	14,230	—	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	16,719	3,561	38,040	41,601	23,912	17,689	18,809	—	1961/1996
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	9,105	14,029	87,557	101,586	52,019	49,567	53,392	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	766	28,687	119,922	148,609	46,994	101,615	105,579	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	2,215	5,544	53,121	58,665	16,216	42,449	44,109	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,197	20,267	98,518	118,785	23,805	94,980	98,351	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	88	12,595	81,316	93,911	16,680	77,231	80,105	—	2015

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Dogpatch	San Francisco, CA	326	$23,523	$180,922	$232	$23,523	$181,154	$204,677	$20,350	$184,327	$190,207	$—	2018
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	6,936	40,780	75,620	116,400	24,600	91,800	94,626	63,850	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	2,649	23,787	47,583	71,370	14,066	57,304	58,683	27,844	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	3,217	33,303	66,127	99,430	19,770	79,660	81,815	51,000	2010/2013
Total San Francisco, CA		3,267	$229,686	$893,301	$90,235	$229,686	$983,536	$1,213,222	$352,220	$861,002	$893,771	$142,694

TOTAL NORTHERN CALIFORNIA		10,954	$576,459	$2,271,425	$354,042	$576,459	$2,625,467	$3,201,926	$1,119,125	$2,082,801	$2,163,871	$146,695

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	748	$22,483	$28,104	$51,677	$22,483	$79,781	$102,264	$49,082	$53,182	$54,487	$—	1961/1997
Avalon Woodland Hills	Woodland Hills, CA	663	23,828	40,372	52,697	23,828	93,069	116,897	55,380	61,517	63,689	—	1989/1997
eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	12,287	7,045	25,273	32,318	18,575	13,743	14,257	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	2,838	—	45,402	45,402	26,859	18,543	20,114	—	2003
Avalon Burbank	Burbank, CA	400	14,053	56,827	26,328	14,053	83,155	97,208	46,040	51,168	53,271	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	2,907	8,446	43,197	51,643	21,254	30,389	31,827	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	5,619	5,459	46,801	52,260	20,773	31,487	32,263	—	2007
Avalon Encino	Encino, CA	131	12,789	49,073	1,313	12,789	50,386	63,175	21,172	42,003	43,719	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	1,251	7,920	46,096	54,016	19,897	34,119	35,586	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	94,001	1,765	14,734	95,766	110,500	21,336	89,164	92,661	—	2015
eaves Phillips Ranch	Pomona, CA	501	9,796	41,740	4,502	9,796	46,242	56,038	16,011	40,027	41,622	—	1989/2011
eaves San Dimas	San Dimas, CA	102	1,916	7,819	1,661	1,916	9,480	11,396	3,503	7,893	8,302	—	1978/2011
eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	1,173	2,953	13,601	16,554	4,823	11,731	12,213	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	6,019	8,400	17,566	25,966	5,104	20,862	21,136	—	1973/2012
eaves Cerritos	Artesia, CA	151	8,305	21,195	1,786	8,305	22,981	31,286	6,813	24,473	25,176	—	1973/2012
Avalon Playa Vista	Los Angeles, CA	309	30,900	72,008	7,305	30,900	79,313	110,213	23,820	86,393	89,198	—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,726	125	9,141	30,851	39,992	7,212	32,780	33,915	—	2014
Avalon Glendora	Glendora, CA	280	18,311	64,303	542	18,311	64,845	83,156	12,166	70,990	73,347	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	119,105	1,742	35,214	120,847	156,061	16,159	139,902	143,523	—	2017
Avalon Mission Oaks	Camarillo, CA	160	9,600	37,602	1,627	9,600	39,229	48,829	10,178	38,651	40,139	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	79,829	30	16,617	79,859	96,476	10,846	85,630	89,569	—	2017
AVA North Hollywood	North Hollywood, CA	156	18,408	52,280	2,069	18,408	54,349	72,757	10,083	62,674	64,702	—	2015/2016
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	6,555	42,020	79,916	121,936	25,959	95,977	97,812	—	2007/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
AVA Studio City II	Studio City, CA	101	$4,626	$22,954	$7,778	$4,626	$30,732	$35,358	$8,821	$26,537	$27,541	$—	1991/2013
Avalon Studio City (1)	Studio City, CA	276	15,756	78,178	18,092	15,756	96,270	112,026	27,640	84,386	86,885	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,642	22,787	42,720	130,429	173,149	45,312	127,837	130,597	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	7,049	43,540	87,023	130,563	32,908	97,655	101,247	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	14,022	32,000	74,792	106,792	21,760	85,032	87,273	—	2007/2013
Avalon Del Mar Station	Pasadena, CA	347	20,560	106,556	4,377	20,560	110,933	131,493	32,061	99,432	103,043	—	2006/2013
eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	7,302	9,110	22,673	31,783	6,869	24,914	25,730	—	1972/2013
eaves Thousand Oaks	Thousand Oaks, CA	154	13,950	20,211	5,247	13,950	25,458	39,408	9,933	29,475	30,784	—	1992/2013
eaves Los Feliz (1)	Los Angeles, CA	263	18,940	43,661	12,883	18,940	56,544	75,484	16,799	58,685	60,126	41,400	1989/2013
AVA Toluca Hills (1)	Los Angeles, CA	1,151	86,450	161,256	90,048	86,450	251,304	337,754	66,816	270,938	279,477	—	1973/2013
eaves Woodland Hills	Woodland Hills, CA	883	68,940	90,549	17,757	68,940	108,306	177,246	38,484	138,762	138,107	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	2,714	12,810	25,295	38,105	9,238	28,867	29,749	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,801	10,240	38,359	48,599	11,400	37,199	38,562	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	90,715	36,469	17,658	127,184	144,842	34,710	110,132	113,607	—	1987/2013
Total Los Angeles, CA		11,492	$725,638	$2,006,163	$447,144	$725,638	$2,453,307	$3,178,945	$815,796	$2,363,149	$2,435,256	$152,900

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$10,040	$1,975	$13,854	$15,829	$8,415	$7,414	$7,797	$—	1956/1996
eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	4,453	2,517	13,710	16,227	10,312	5,915	6,066	—	1984/1996
eaves South Coast	Costa Mesa, CA	258	4,709	16,063	13,852	4,709	29,915	34,624	19,944	14,680	15,673	—	1973/1996
eaves Santa Margarita	Rancho Santa Margarita, CA	301	4,607	16,911	11,940	4,607	28,851	33,458	18,974	14,484	15,207	—	1990/1997
eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,745	11,461	4,871	31,206	36,077	23,463	12,614	13,657	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,520	2,555	9,911	70,075	79,986	26,972	53,014	54,867	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,905	429	4,358	41,334	45,692	11,644	34,048	35,396	—	2013
eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	4,411	5,199	25,545	30,744	8,928	21,816	23,044	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	85	31,689	98,089	129,778	20,193	109,585	113,169	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	65	11,607	44,038	55,645	7,663	47,982	49,581	—	2016
Avalon Huntington Beach	Huntington Beach, CA	378	13,055	105,981	527	13,055	106,508	119,563	16,553	103,010	106,776	—	2017
Total Orange County, CA		2,821	$94,498	$443,307	$59,818	$94,498	$503,125	$597,623	$173,061	$424,562	$441,233	$—

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$42,504	$9,922	$83,084	$93,006	$49,934	$43,072	$45,340	$—	1969/1997
eaves Mission Ridge	San Diego, CA	200	2,710	10,924	13,546	2,710	24,470	27,180	17,558	9,622	10,471	—	1960/1997
AVA Cortez Hill (3)	San Diego, CA	299	2,768	20,134	25,170	2,768	45,304	48,072	28,143	19,929	21,012	—	1973/1998
eaves San Marcos	San Marcos, CA	184	3,277	13,385	5,211	3,277	18,596	21,873	5,658	16,215	16,800	—	1988/2011

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
eaves Rancho Penasquitos	San Diego, CA	250	$6,692	$27,143	$5,901	6,692	33,044	39,736	$11,105	$28,631	$29,085	$—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	476	12,689	43,804	56,493	9,091	47,402	48,862	—	2015
eaves La Mesa	La Mesa, CA	168	9,490	28,482	3,338	9,490	31,820	41,310	11,666	29,644	30,880	—	1989/2013
Avalon La Jolla Colony (1)	San Diego, CA	180	16,760	27,694	12,062	16,760	39,756	56,516	12,955	43,561	45,624	—	1987/2013
Total San Diego, CA		2,066	$64,308	$211,670	$108,208	$64,308	$319,878	$384,186	$146,110	$238,076	$248,074	$—

TOTAL SOUTHERN CALIFORNIA		16,379	$884,444	$2,661,140	$615,170	$884,444	$3,276,310	$4,160,754	$1,134,967	$3,025,787	$3,124,563	$152,900

EXPANSION MARKETS
Denver, CO
Avalon Denver West	Lakewood, CO	252	$8,047	$67,820	$1,903	$8,047	$69,723	$77,770	$11,204	$66,566	$69,273	$—	2016/2017
Total Denver, CO		252	$8,047	$67,820	$1,903	$8,047	$69,723	$77,770	$11,204	$66,566	$69,273	$—

Southeast Florida
Avalon 850 Boca	Boca Raton, FL	370	$21,430	$114,085	$4,134	$21,430	$118,219	$139,649	$17,589	$122,060	$126,509	$—	2017/2017
Avalon West Palm Beach	West Palm Beach, FL	290	9,597	90,950	3,286	9,597	94,236	103,833	10,934	92,899	96,306	—	2018/2018
Total Southeast Florida		660	$31,027	$205,035	$7,420	$31,027	$212,455	$243,482	$28,523	$214,959	$222,815	$—

TOTAL EXPANSION MARKETS		912	$39,074	$272,855	$9,323	$39,074	$282,178	$321,252	$39,727	$281,525	$292,088	$—

TOTAL ESTABLISHED COMMUNITIES		67,997	$3,723,252	$13,307,391	$2,014,815	$3,723,252	$15,322,206	$19,045,458	$5,328,692	$13,716,766	$14,182,257	$849,564

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Avalon Cerritos	Cerritos, CA	132	$8,869	$51,452	$611	$8,869	$52,063	$60,932	$4,106	$56,826	$58,779	$30,250	2017/2019
eaves West Valley	San Jose, CA	873	90,890	132,040	13,434	90,890	145,474	236,364	48,144	188,220	191,439	—	1970/2013
eaves Seal Beach	Seal Beach, CA	549	46,790	99,999	37,814	46,790	137,813	184,603	36,618	147,985	151,864	—	1971/2013
eaves Stamford (4)	Stamford, CT	238	5,956	23,993	14,991	5,956	38,984	44,940	28,261	16,679	17,338		1991
Avalon Meadows at Castle Rock	Castle Rock, CO	240	8,527	64,564	816	8,527	65,380	73,907	7,177	66,730	69,266	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	70,111	1,494	4,461	71,605	76,066	8,324	67,742	70,604	—	2018/2018
Avalon Southlands	Aurora, CO	338	5,101	85,184	1,534	5,101	86,718	91,819	8,763	83,056	86,815	—	2018/2019
Avalon Bonterra	Hialeah, FL	314	16,655	70,822	2,585	16,655	73,407	90,062	7,437	82,625	86,934	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	49,705	1,464	9,213	51,169	60,382	3,841	56,541	60,217	—	2016/2019
Avalon at the Hingham Shipyard II	Hingham, MA	190	8,998	55,358	16	8,998	55,374	64,372	4,553	59,819	61,335	—	2019
Avalon Sudbury	Sudbury, MA	250	20,248	66,544	33	20,248	66,577	86,825	5,944	80,881	83,537	—	2019
AVA North Point	Cambridge, MA	265	31,263	81,196	2,645	31,263	83,841	115,104	6,120	108,984	115,009		2018/2019
Portico at Silver Spring Metro	Silver Spring, MD	151	3,471	41,393	900	3,471	42,293	45,764	3,040	42,724	43,078	—	2009/2019
Avalon Piscataway	Piscataway, NJ	360	14,329	75,738	—	14,329	75,738	90,067	6,093	83,974	86,843	—	2019
Avalon Melville	Melville, NY	494	9,228	50,063	22,903	9,228	72,966	82,194	44,437	37,757	40,879	—	1997
AVA Esterra Park	Redmond, WA	323	16,405	74,564	—	16,405	74,564	90,969	5,124	85,845	88,859	—	2019
eaves Redmond Campus	Redmond, WA	422	22,580	88,001	33,045	22,580	121,046	143,626	34,024	109,602	112,142	—	1991/2013
TOTAL OTHER STABILIZED		5,635	$322,984	$1,180,727	$134,285	$322,984	$1,315,012	$1,637,996	$262,006	$1,375,990	$1,424,938	$30,250

LEASE-UP
Avalon Public Market	Emeryville, CA	289	$27,390	$142,843	$11	$27,390	$142,854	$170,244	$5,037	$165,207	$152,921	$—	2020
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	1,663	109,026	—	1,663	109,026	110,689	1,188	109,501	86,978	—	2020
Avalon Doral	Doral, FL	350	21,884	88,245	—	21,884	88,245	110,129	808	109,321	82,807	—	2020
Avalon Saugus	Saugus, MA	280	17,801	72,460	1,068	17,801	73,528	91,329	4,361	86,968	87,955	—	2019
Avalon Norwood	Norwood, MA	198	9,436	50,958	933	9,436	51,891	61,327	2,378	58,949	57,590	—	2020
Avalon Marlborough II	Marlborough, MA	123	5,522	34,594	—	5,522	34,594	40,116	326	39,790	15,293	—	2020
Avalon Towson	Towson, MD	371	12,876	95,269	—	12,876	95,269	108,145	1,657	106,488	86,409	—	2020
Avalon Boonton	Boonton, NJ	350	3,592	88,933	—	3,592	88,933	92,525	5,219	87,306	89,741	—	2019
Avalon Teaneck	Teaneck, NJ	248	12,587	59,929	—	12,587	59,929	72,516	2,916	69,600	70,333	—	2020
Avalon Belltown Towers	Seattle, WA	274	24,638	121,065	1,323	24,638	122,388	147,026	6,838	140,188	144,328	—	2019
Avalon North Creek	Bothell, WA	316	13,498	69,002	—	13,498	69,002	82,500	3,645	78,855	79,841	—	2020
TOTAL LEASE-UP		2,999	$150,887	$932,324	$3,335	$150,887	$935,659	$1,086,546	$34,373	$1,052,173	$954,196	$—

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

			2020								2019	2020
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
REDEVELOPMENT
AVA Ballston	Arlington, VA	344	$7,291	$29,177	$19,199	$7,291	$48,376	$55,667	$33,782	$21,885	$20,825	$—	1990
TOTAL REDEVLOPMENT		344	$7,291	$29,177	$19,199	$7,291	$48,376	$55,667	$33,782	$21,885	$20,825	$—

TOTAL CURRENT COMMUNITIES (5)		76,975	$4,204,414	$15,449,619	$2,171,634	$4,204,414	$17,621,253	$21,825,667	$5,658,853	$16,166,814	$16,582,216	$879,814

DEVELOPMENT (6)
AVA Hollywood	Hollywood, CA	695	$81,731	$228,194	$59,491	$81,731	$287,685	$369,416	$5,682	$363,734	$325,576	$—	N/A
Avalon Brea Place	Brea, CA	653	—	2,011	200,834	—	202,845	202,845	—	202,845	112,025	—	N/A
Avalon Monrovia	Monrovia, CA	154	—	405	46,166	—	46,571	46,571	—	46,571	15,830	—	N/A
AVA RiNo	Denver, CO	246	—	34	49,245	—	49,279	49,279	—	49,279	18,226	—	N/A
Avalon Acton II	Acton, MA	86	1,159	19,741	8,032	1,159	27,773	28,932	129	28,803	4,474	—	N/A
Avalon Easton 2	Easton, MA	44	—	—	2,589	—	2,589	2,589	—	2,589	N/A	—	N/A
Avalon Woburn	Woburn, MA	350	—	52	67,850	—	67,902	67,902	—	67,902	29,689	—	N/A
Kanso Twinbrook	Rockville, MD	238	1,537	10,336	46,506	1,537	56,842	58,379	31	58,348	30,788	—	N/A
Avalon 555 President	Baltimore, MD	400	3,387	34,696	87,836	3,387	122,532	125,919	198	125,721	86,367	—	N/A
Avalon Foundry Row	Owings Mill, MD	437	—	2,011	77,227	—	79,238	79,238	—	79,238	21,480	—	N/A
Avalon Old Bridge	Old Bridge, NJ	252	3,008	28,990	31,299	3,008	60,289	63,297	244	63,053	35,463	—	N/A
Avalon Somerville Station	Somerville, NJ	375	—	—	25,385	—	25,385	25,385	—	25,385	N/A	—	N/A
Avalon Yonkers	Yonkers, NY	590	19,500	117,593	68,889	19,500	186,482	205,982	3,321	202,661	165,749	—	N/A
Avalon Harrison	Harrison, NY	143	—	—	38,436	—	38,436	38,436	—	38,436	26,158	—	N/A
Avalon Harbor Isle	Island Park, NY	172	—	—	27,163	—	27,163	27,163	—	27,163	N/A	—	N/A
Avalon Newcastle Commons II	Newcastle, WA	293	310	6,807	92,566	310	99,373	99,683	14	99,669	43,966	—	N/A
The Park Loggia Commercial (7)	New York, NY	N/A	77,394	76,286	—	77,394	76,286	153,680	3,693	149,987	151,487	—	2019
TOTAL DEVELOPMENT		5,128	$188,026	$527,156	$929,514	$188,026	$1,456,670	$1,644,696	$13,312	$1,631,384	$1,067,278	$—

Land Held for Development		N/A	$110,142	$—	$—	$110,142	$—	$110,142	$—	110,142	$—	$—
Corporate Overhead		N/A	7,814	11,414	95,270	7,814	106,684	114,498	56,275	58,223	45,115	6,750,000
For-sale condominium inventory (7)	New York, NY	N/A	131,934	233,794	(98,509)	131,934	135,285	267,219	—	267,219	457,809	—	2019
2020 Disposed Communities		N/A	—	—	—	—	—	—	—	—	280,571	—
TOTAL		82,103	$4,642,330	$16,221,983	$3,097,909	$4,642,330	$19,319,892	$23,962,222	$5,728,440	$18,233,782	$18,432,989	$7,629,814	(8)
_________________________________
(1)     This community was under redevelopment for some or all of 2020, with the redevelopment effort primarily focused on the exterior and/or common area, or with the redevelopment effort focused on apartment homes that do not meet the definition of a Redevelopment Community. These redevelopment activities have no expected material impact on community operations, and therefore this community is included in the Established Community portfolio and not classified as a Redevelopment Community.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

(2)     Some or all of the land for this community is subject to a finance land lease.
(3)    Some or all of the land for this community is subject to an operating land lease.
(4)     As of December 31, 2020, this community qualified as held for sale.
(5)    Current Communities excludes Unconsolidated Communities.
(6)    Development Communities excludes Avalon Alderwood Mall and AVA Arts District, which are being developed within unconsolidated joint ventures.
(7)    The Park Loggia is comprised of 172 for-sale residential condominiums, of which 70 have been sold as of December 31, 2020, and 66,000 square feet of commercial space. Real estate related to the sold condominiums is included in costs subsequent to acquisition/construction.
(8)    Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $47,995 and $17,482, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building—30 years

Improvements, upgrades and FF&E—not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $22,969,235 at December 31, 2020.

The changes in total real estate assets for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the year ended
	12/31/2020	12/31/2019	12/31/2018
Balance, beginning of period	$23,606,872	$22,342,576	$21,935,936
Acquisitions, construction costs and improvements	860,594	1,615,949	1,568,878
Dispositions, including casualty losses and impairment loss on planned dispositions	(505,244)	(351,653)	(1,162,238)
Balance, end of period	$23,962,222	$23,606,872	$22,342,576

The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018, are as follows:

	For the year ended
	12/31/2020	12/31/2019	12/31/2018
Balance, beginning of period	$5,173,883	$4,611,646	$4,218,379
Depreciation, including discontinued operations	707,331	661,578	631,196
Dispositions, including casualty losses	(152,774)	(99,341)	(237,929)
Balance, end of period	$5,728,440	$5,173,883	$4,611,646