Form 10-Q
period 2021-03-31
AVALONBAY COMMUNITIES INC
filed 2021-05-05
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,604,637 shares of common stock, par value $0.01 per share, were outstanding as of April 30, 2021.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	3/31/2021	12/31/2020
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,422,683	$4,394,298
Buildings and improvements	17,439,415	17,231,275
Furniture, fixtures and equipment	941,756	924,583
	22,803,854	22,550,156
Less accumulated depreciation	(5,859,490)	(5,700,179)
Net operating real estate	16,944,364	16,849,977
Construction in progress, including land	818,232	989,765
Land held for development	184,058	110,142
For-sale condominium inventory	253,859	267,219
Real estate assets held for sale, net	52,776	16,678
Total real estate, net	18,253,289	18,233,781

Cash and cash equivalents	129,298	216,976
Cash in escrow	100,434	96,556
Resident security deposits	30,914	30,811
Investments in unconsolidated real estate entities	210,650	202,612
Deferred development costs	47,081	55,427
Prepaid expenses and other assets	195,965	207,715
Right of use lease assets	152,901	155,266
Total assets	$19,120,532	$19,199,144

LIABILITIES AND EQUITY
Unsecured notes, net	$6,703,759	$6,702,005
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	834,025	862,332
Dividends payable	223,805	224,897
Payables for construction	84,954	93,609
Accrued expenses and other liabilities	303,188	274,699
Lease liabilities	179,968	181,479
Accrued interest payable	62,203	49,033
Resident security deposits	56,426	55,928
Liabilities related to real estate assets held for sale	443	311
Total liabilities	8,448,771	8,444,293

Commitments and contingencies

Redeemable noncontrolling interests	2,857	2,677

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at March 31, 2021 and December 31, 2020; zero shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at March 31, 2021 and December 31, 2020; 139,604,087 and 139,526,671 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,396	1,395
Additional paid-in capital	10,657,665	10,664,416
Accumulated earnings less dividends	47,151	126,022
Accumulated other comprehensive loss	(37,883)	(40,250)
Total stockholders' equity	10,668,329	10,751,583
Noncontrolling interests	575	591
Total equity	10,668,904	10,752,174
Total liabilities and equity	$19,120,532	$19,199,144

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended
	3/31/2021	3/31/2020
Revenue:
Rental and other income	$550,258	$601,260
Management, development and other fees	877	1,007
Total revenue	551,135	602,267

Expenses:
Operating expenses, excluding property taxes	140,050	132,609
Property taxes	69,410	67,026
Expensed transaction, development and other pursuit costs, net of recoveries	(170)	3,334
Interest expense, net	52,613	55,914
(Gain) loss on extinguishment of debt, net	(122)	9,170
Depreciation expense	183,297	177,911
General and administrative expense	17,352	17,320
Total expenses	462,430	463,284

Equity in (loss) income of unconsolidated real estate entities	(467)	1,175
Gain on sale of communities	53,727	24,436
Gain on other real estate transactions, net	427	43
Net for-sale condominium activity	(913)	3,460

Income before income taxes	141,479	168,097
Income tax benefit (expense)	755	(91)

Net income	142,234	168,006
Net income attributable to noncontrolling interests	(11)	(35)

Net income attributable to common stockholders	$142,223	$167,971

Other comprehensive income:
Loss on cash flow hedges	—	(17,603)
Cash flow hedge losses reclassified to earnings	2,367	1,949
Comprehensive income	$144,590	$152,317

Earnings per common share - basic:
Net income attributable to common stockholders	$1.02	$1.19

Earnings per common share - diluted:
Net income attributable to common stockholders	$1.02	$1.19

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the three months ended
	3/31/2021	3/31/2020
Cash flows from operating activities:
Net income	$142,234	$168,006
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	183,297	177,911
Amortization of deferred financing costs	1,837	1,882
Amortization of debt discount	642	411
(Gain) loss on extinguishment of debt, net	(122)	9,170
Amortization of stock-based compensation	5,382	5,338
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	1,994	1,871
Abandonment of development pursuits	246	1,988
Unrealized gain on terminated cash flow hedges	(2,654)	—
Cash flow hedge losses reclassified to earnings	2,367	1,949
Gain on sale of real estate assets	(54,154)	(24,479)
Gain on for-sale condominiums	(131)	(4,903)
Decrease (increase) in resident security deposits, prepaid expenses and other assets	9,423	(1,239)
Increase in accrued expenses, other liabilities and accrued interest payable	39,784	3,799
Net cash provided by operating activities	330,145	341,704

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(198,373)	(245,789)
Capital expenditures - existing real estate assets	(28,020)	(32,922)
Capital expenditures - non-real estate assets	(2,234)	(10,663)
(Decrease) increase in payables for construction	(8,655)	462
Proceeds from sale of real estate, net of selling costs	76,543	63,073
Proceeds from the sale of for-sale condominiums, net of selling costs	13,569	98,790
Mortgage note receivable lending	—	(179)
Mortgage note receivable payments	1,250	960
Investments in unconsolidated real estate entities	(10,032)	(9,799)
Net cash used in investing activities	(155,952)	(136,067)

Cash flows from financing activities:
Issuance of common stock, net	11	125
Dividends paid	(222,734)	(213,671)
Net borrowings under unsecured credit facility	—	750,000
Issuance of mortgage notes payable	—	51,000
Repayments of mortgage notes payable, including prepayment penalties	(28,488)	(51,484)
Issuance of unsecured notes	—	699,252
Repayment of unsecured notes, including prepayment penalties	—	(658,655)
Payment of deferred financing costs	—	(5,988)
Receipt (payment) for termination of forward interest rate swaps	6,962	(20,314)
Payment to noncontrolling interest	(22)	(35)
Payments related to tax withholding for share-based compensation	(13,228)	(14,346)
Distributions to DownREIT partnership unitholders	(12)	(12)
Distributions to joint venture and profit-sharing partners	(82)	(102)
Preferred interest obligation redemption and dividends	(400)	(600)
Net cash (used in) provided by financing activities	(257,993)	535,170

Net (decrease) increase in cash, cash equivalents and cash in escrow	(83,800)	740,807

Cash, cash equivalents and cash in escrow, beginning of period	313,532	127,614
Cash, cash equivalents and cash in escrow, end of period	$229,732	$868,421

Cash paid during the period for interest, net of amount capitalized	$37,252	$36,985
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the three months ended
	3/31/2021	3/31/2020
Cash and cash equivalents	$129,298	$777,995
Cash in escrow	100,434	90,426
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$229,732	$868,421

Supplemental disclosures of non-cash investing and financing activities:

During the three months ended March 31, 2021:

•As described in Note 4, "Equity," 149,520 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to common shares, and the remaining 92,975 shares valued at $16,347,000 were issued in connection with new stock grants; 839 shares valued at $138,000 were issued through the Company's dividend reinvestment plan; 74,726 shares valued at $13,228,000 were withheld to satisfy employees' tax withholding and other liabilities; and 343 restricted shares with an aggregate value of $69,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $222,424,000.

•The Company recorded an increase of $273,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company reclassified $2,367,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the three months ended March 31, 2020:

•The Company issued 161,229 shares of common stock as part of the Company's stock-based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares, and the remaining 64,912 shares valued at $14,640,000 were issued in connection with new stock grants; 529 shares valued at $112,000 were issued through the Company's dividend reinvestment plan; 70,351 shares valued at $14,346,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,931 restricted shares with an aggregate value of $660,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $224,079,000.

•The Company recorded a decrease of $471,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase to accrued expenses and other liabilities of $3,302,000, an increase in prepaid expenses and other assets of $22,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $1,949,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986 (the "Code"). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, Southeast Florida, Denver, Colorado, the Pacific Northwest, and Northern and Southern California.

At March 31, 2021, the Company owned or held a direct or indirect ownership interest in 275 operating apartment communities containing 81,227 apartment homes in 11 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 15 communities under development that are expected to contain an aggregate of 4,560 apartment homes when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 80 have been sold as of March 31, 2021, and 66,000 square feet of commercial space, of which 87% has been leased as of March 31, 2021. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 25 communities that, if developed as expected, will contain an estimated 8,075 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2020 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended
	3/31/2021	3/31/2020
Basic and diluted shares outstanding
Weighted average common shares - basic	139,291,187	140,376,996
Weighted average DownREIT units outstanding	7,500	7,500
Effect of dilutive securities	253,726	393,377
Weighted average common shares - diluted	139,552,413	140,777,873

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$142,223	$167,971
Net income allocated to unvested restricted shares	(324)	(427)
Net income attributable to common stockholders, adjusted	$141,899	$167,544

Weighted average common shares - basic	139,291,187	140,376,996

Earnings per common share - basic	$1.02	$1.19

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$142,223	$167,971
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	12	12
Adjusted net income attributable to common stockholders	$142,235	$167,983

Weighted average common shares - diluted	139,552,413	140,777,873

Earnings per common share - diluted	$1.02	$1.19

Certain options to purchase shares of common stock in the amount of 294,115 were outstanding as of March 31, 2021, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period.

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three months ended March 31, 2021 and 2020. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through March 31, 2021, or otherwise qualify as held for sale as of March 31, 2021, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Established Communities	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the three months ended March 31, 2021
Management, development and other fees	$—	$—	$—	$877	$877
Rental and non-rental related income (2)	1,668	427	135	—	2,230
Total non-lease revenue (3)	1,668	427	135	877	3,107

Lease income (4)	500,590	29,566	15,569	—	545,725
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$502,258	$29,993	$15,704	$877	$548,832

For the three months ended March 31, 2020
Management, development and other fees	$—	$—	$—	$1,007	$1,007
Rental and non-rental related income (2)	1,633	594	51	—	2,278
Total non-lease revenue (3)	1,633	594	51	1,007	3,285

Lease income (4)	551,000	27,991	4,738	—	583,729
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$552,633	$28,585	$4,789	$1,007	$587,014
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
(3)Represents all revenue accounted for under ASC 606.
(4)Amounts include all revenue streams derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of March 31, 2021.

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on (i) the duration and severity of the pandemic, (ii) the effectiveness of vaccines and the rate of vaccinations, (iii) the duration and nature of governmental responses to contain the spread of the disease and assist consumers and businesses, (iv) consumer and business responses to the pandemic, including preferences for where and how to live and work, and (v) how quickly and to what extent normal economic and operating conditions can resume. Because of this uncertainty, any estimate of the expected impact of the COVID-19 pandemic on results of operations, cash flows, financial condition, or liquidity for periods beyond the three months ended March 31, 2021 is uncertain.

As of March 31, 2021, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and commercial lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $18,645,000 for the three months ended March 31, 2021 under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $8,799,000 and $11,498,000 for the three months ended March 31, 2021 and 2020, respectively.

3.  Mortgage Notes Payable, Unsecured Notes, Term Loans and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the "Term Loans") and Credit Facility, as defined below, as of March 31, 2021 and December 31, 2020 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of March 31, 2021 and December 31, 2020, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	3/31/2021	12/31/2020

Fixed rate unsecured notes (1)	$6,500,000	$6,500,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	380,576	408,964
Variable rate mortgage notes payable - conventional and tax-exempt (2)	470,750	470,850
Total mortgage notes payable and unsecured notes and Term Loans	7,601,326	7,629,814
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,601,326	$7,629,814
_____________________________________
(1)Balances at March 31, 2021 and December 31, 2020 exclude $9,978 and $10,380, respectively, of debt discount, and $36,263 and $37,615, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at March 31, 2021 and December 31, 2020 exclude $14,361 and $14,478, respectively, of debt discount, and $2,940 and $3,004, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the three months ended March 31, 2021:

•In January 2021, the Company repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of its April 2021 maturity date.

At March 31, 2021, the Company has a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.89% at March 31, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $2,613,000 and $2,900,000 outstanding in letters of credit that reduced the borrowing capacity as of March 31, 2021 and December 31, 2020, respectively. In addition, the Company had $33,482,000 and $32,079,000 outstanding in additional letters of credit unrelated to the Credit Facility as of March 31, 2021 and December 31, 2020, respectively.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,382,452,000, excluding communities classified as held for sale, as of March 31, 2021).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% at both March 31, 2021 and December 31, 2020. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), including the effect of certain financing related fees, was 1.7% at both March 31, 2021 and December 31, 2020.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at March 31, 2021 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2021	$8,660	$—	$—	N/A
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,677	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,408	—	525,000	3.450%
			300,000	3.500%
2026	13,445	—	475,000	2.950%
			300,000	2.900%
2027	15,880	236,100	400,000	3.350%
2028	20,707	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
2030	12,384	—	700,000	2.300%
Thereafter	176,078	245,338	600,000	2.450%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$303,638	$547,688	$6,750,000

The Company was in compliance at March 31, 2021 with customary financial covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the three months ended March 31, 2021 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	142,223	—	142,223	—	142,223
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	(273)	—	(273)	—	(273)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(16)	(16)
Dividends declared to common stockholders ($1.59 per share)	—	—	(221,779)	—	(221,779)	—	(221,779)
Issuance of common stock, net of withholdings	1	(14,037)	958	—	(13,078)	—	(13,078)
Amortization of deferred compensation	—	7,286	—	—	7,286	—	7,286
Balance at March 31, 2021	$1,396	$10,657,665	$47,151	$(37,883)	$10,668,329	$575	$10,668,904

The following summarizes the changes in equity for the three months ended March 31, 2020 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2019	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	167,971	—	167,971	—	167,971
Loss on cash flow hedges, net	—	—	—	(17,603)	(17,603)	—	(17,603)
Cash flow hedge losses reclassified to earnings	—	—	—	1,949	1,949	—	1,949
Change in redemption value of redeemable noncontrolling interest	—	—	471	—	471	—	471
Noncontrolling interests income allocation	—	—	—	—	—	(35)	(35)
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,083)	—	(224,083)	—	(224,083)
Issuance of common stock, net of withholdings	1	(12,492)	(1,616)	—	(14,107)	—	(14,107)
Amortization of deferred compensation	—	7,781	—	—	7,781	—	7,781
Balance at March 31, 2020	$1,407	$10,732,022	$225,656	$(47,157)	$10,911,928	$614	$10,912,542

As of March 31, 2021 and December 31, 2020, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the three months ended March 31, 2021, the Company:

i.issued 2,126 shares of common stock in connection with stock options exercised;
ii.issued 839 common shares through the Company's dividend reinvestment plan;
iii.issued 149,520 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;
iv.withheld 74,726 common shares to satisfy employees' tax withholding and other liabilities; and
v.canceled 343 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants during the three months ended March 31, 2021 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors voted to terminate the Company’s prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2021, the Company had no repurchases of shares under this program. As of March 31, 2021, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2021, the Company had no sales under the program. As of March 31, 2021, the Company had $752,878,000 remaining authorized for issuance under CEP V.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of March 31, 2021, the Company had investments in eight unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented, including development joint ventures started and unconsolidated communities sold during the respective periods (dollars in thousands):

	3/31/2021	12/31/2020
	(unaudited)
Assets:
Real estate, net	$1,276,766	$1,249,730
Other assets	248,999	255,606
Total assets	$1,525,765	$1,505,336

Liabilities and partners' capital:
Mortgage notes payable, net (1)	$750,370	$751,257
Other liabilities	172,082	163,808
Partners' capital	603,313	590,271
Total liabilities and partners' capital	$1,525,765	$1,505,336
_________________________________
(1)    The Company has not guaranteed the outstanding debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2021	3/31/2020
	(unaudited)
Rental and other income	$26,398	$33,072
Operating and other expenses	(13,631)	(12,181)
Interest expense, net	(7,668)	(8,056)
Depreciation expense	(8,478)	(8,689)
Net (loss) income	$(3,379)	$4,146

Company's share of net income (loss)	$61	$1,705
Amortization of excess investment and other	(528)	(530)
Equity in (loss) income from unconsolidated real estate investments	$(467)	$1,175

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur. The amount for the three months ended March 31, 2021, was a net recovery of $170,000. The amount for the three months ended March 31, 2020 was a net expense of $3,334,000. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three months ended March 31, 2021 and 2020.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized by any of the Company's investments in unconsolidated real estate entities during the three months ended March 31, 2021 and 2020.

6.  Real Estate Disposition Activities

The following real estate sale occurred during the three months ended March 31, 2021:

Community Name	Location	Period of sale	Apartment homes	Gross sales price	Gain on Disposition (1)
eaves Stamford	Stamford, CT	Q121	238	$72,000	$53,775
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At March 31, 2021, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three months ended March 31, 2021, the Company sold 10 residential condominiums at The Park Loggia, for gross proceeds of $14,609,000, resulting in a gain in accordance with GAAP of $131,000. As of March 31, 2021, there were 92 residential condominiums remaining to be sold. The Company incurred $1,044,000 and $1,443,000 during the three months ended March 31, 2021 and 2020, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2021 and December 31, 2020, the unsold for-sale residential condominiums at The Park Loggia have an aggregate carrying value of $253,859,000 and $267,219,000, respectively, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

7. Commitments and Contingencies

Lease Obligations

The Company owns 10 apartment communities and two commercial properties, located on land subject to ground leases expiring between May 2041 and March 2142. The Company has purchase options for all ground leases expiring prior to 2060. The ground leases for nine of the 10 of the apartment communities and the rest of the ground leases are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 14 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of March 31, 2021 and December 31, 2020, the Company has total operating lease assets of $131,269,000 and $133,581,000, respectively, and lease obligations of $159,813,000 and $161,313,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,827,000 and $3,917,000 for the three months ended March 31, 2021 and 2020, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and two leases for portions of parking garages, adjacent to apartment communities, that are finance leases. As of March 31, 2021 and December 31, 2020, the Company has total finance lease assets of $21,632,000 and $21,685,000, respectively, and total finance lease obligations of $20,154,000 and $20,166,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker ("CODM") is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Established Communities and Other Stabilized Communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, equity in income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis, as the Company's commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represents 1.5% and 1.6% of total NOI for the three months ended March 31, 2021 and 2020, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three months ended March 31, 2021 and 2020 is as follows (dollars in thousands):

	For the three months ended
	3/31/2021	3/31/2020
Net income	$142,234	$168,006
Indirect operating expenses, net of corporate income	24,470	22,799
Expensed transaction, development and other pursuit costs, net of recoveries	(170)	3,334
Interest expense, net	52,613	55,914
(Gain) loss on extinguishment of debt, net	(122)	9,170
General and administrative expense	17,352	17,320
Equity in loss (income) of unconsolidated real estate entities	467	(1,175)
Depreciation expense	183,297	177,911
Income tax (benefit) expense	(755)	91
Gain on sale of communities	(53,727)	(24,436)
Gain on other real estate transactions, net	(427)	(43)
Net for-sale condominium activity	913	(3,460)
Net operating income from real estate assets sold or held for sale	(1,490)	(9,918)
Net operating income	$364,655	$415,513

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended
	3/31/2021	3/31/2020
Rental income from real estate assets sold or held for sale	$2,303	$15,253
Operating expenses from real estate assets sold or held for sale	(813)	(5,335)
Net operating income from real estate assets sold or held for sale	$1,490	$9,918

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2021. Segment information for the three months ended March 31, 2021 and 2020 has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through March 31, 2021, or otherwise qualify as held for sale as of March 31, 2021, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended
	Total revenue	NOI	Gross real estate (1)
For the period ended March 31, 2021
Established
New England	$73,318	$46,267	$2,768,546
Metro NY/NJ	104,949	71,640	4,113,854
Mid-Atlantic	82,931	56,291	3,562,330
Southeast Florida	7,241	4,189	394,451
Denver, CO	5,653	4,019	319,667
Pacific Northwest	30,669	20,666	1,232,975
Northern California	90,406	64,063	3,443,896
Southern California	107,091	72,535	4,363,141
Total Established	502,258	339,670	20,198,860

Other Stabilized	29,993	18,464	1,279,134
Development / Redevelopment	15,704	6,521	2,041,887
Land Held for Development	N/A	N/A	184,058
Non-allocated (2)	877	N/A	356,064

Total	$548,832	$364,655	$24,060,003

For the period ended March 31, 2020
Established
New England	$78,845	$52,269	$2,748,893
Metro NY/NJ	112,813	79,653	4,100,221
Mid-Atlantic	90,345	65,210	3,537,207
Southeast Florida	7,504	4,126	393,025
Denver, CO	5,170	3,340	318,624
Pacific Northwest	33,480	24,306	1,225,511
Northern California	106,877	81,879	3,425,170
Southern California	117,599	84,237	4,339,176
Total Established	552,633	395,020	20,087,827

Other Stabilized	28,585	18,396	1,260,482
Development / Redevelopment	4,789	2,097	1,413,772
Land Held for Development	N/A	N/A	38,115
Non-allocated (2)	1,007	N/A	472,311

Total	$587,014	$415,513	$23,272,507
__________________________________
(1)Does not include gross real estate assets held for sale of $75,814 as of March 31, 2021 and gross real estate either sold or classified as held for sale subsequent to March 31, 2020 of $435,561.
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

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three months ended March 31, 2021, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Outstanding at December 31, 2020	12,506	$129.35
Exercised	(2,126)	121.78
Granted (1)	294,115	180.32
Forfeited	—	—
Options Outstanding, March 31, 2021	304,495	$178.64
Options Exercisable, March 31, 2021	10,380	$130.90

__________________________________
(1)Include 4,847 options resulting from recipient elections to receive a portion of earned performance awards in the form of stock options.

The Company granted stock options in 2021 with the exercise price equal to the closing stock price on the date of grant. The stock options awarded in 2021 will cliff vest in two years on March 1, 2023 and they have a ten-year term. The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2021
Dividend yield	3.5%
Estimated volatility	27.1%
Risk free rate	0.81%
Expected life of options	5 years
Estimated fair value	$28.64

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2020	241,921	$195.13
Granted (1)	137,929	191.10
Change in awards based on performance (2)	(37,469)	156.00
Converted to common shares	(56,545)	156.00
Forfeited	—	—
Outstanding at March 31, 2021	285,836	$206.05
__________________________________
(1)The amount of common shares that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 69,012 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 68,917 performance awards.
(2)Represents the change in the number of performance awards earned based on performance achievement for the performance period.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted in 2021 for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

2021
Dividend yield	3.5%
Estimated volatility over the life of the plan (1)	22.0% - 49.0%
Risk free rate	0.06% - 0.38%
Estimated performance award value based on total shareholder return measure	$213.16
__________________________________
(1)Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted in 2021 for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $178.37, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2020	131,724	$203.28	146,319
Granted - restricted stock shares	92,975	175.83	—
Vested - restricted stock shares	(65,213)	192.64	(71,535)
Forfeited	(343)	202.25	—
Outstanding at March 31, 2021	159,143	$191.60	74,784

Total employee stock-based compensation cost recognized in income was $5,247,000 and $5,039,000 for the three months ended March 31, 2021 and 2020, respectively, and total capitalized stock-based compensation cost was $1,903,000 and $3,178,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was a total unrecognized compensation cost of $68,665,000 for unvested restricted stock, stock options and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.5 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $877,000 and $1,007,000 for the three months ended March 31, 2021 and 2020, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,686,000 and $5,408,000 as of March 31, 2021 and December 31, 2020, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $465,000 and $455,000 in the three months ended March 31, 2021 and 2020, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $227,000 and $614,000 on March 31, 2021 and December 31, 2020, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at March 31, 2021 (dollars in thousands):

Non-designated Hedges
Interest Rate Caps
Notional balance	$410,950
Weighted average interest rate (1)	1.7%
Weighted average swapped/capped interest rate	6.1%
Earliest maturity date	July 2021
Latest maturity date	February 2026
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the three months ended March 31, 2021, the Company terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020 (the "Swaps"), receiving a payment of $6,962,000. The Company recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the three months ended March 31, 2021 included in interest expense, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company is party to five derivatives not designated as hedges at March 31, 2021 for which the fair value changes for the three months ended March 31, 2021 and 2020 were not material.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended
	3/31/2021	3/31/2020

Cash flow hedge losses reclassified to earnings	$2,367	$1,949

The Company anticipates reclassifying approximately $9,467,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period.

Redeemable Noncontrolling Interests

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

Indebtedness

The Company values its fixed rate unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, variable rate unsecured notes, Term Loans and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, variable rate unsecured notes, Term Loans and outstanding amounts under the Credit Facility are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	3/31/2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$88	$—	$88	$—
DownREIT units	(1,384)	(1,384)	—	—
Indebtedness
Fixed rate unsecured notes	(6,904,309)	(6,904,309)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(1,008,042)	—	(1,008,042)	—
Total	$(7,913,647)	$(6,905,693)	$(1,007,954)	$—

	12/31/2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$6	$—	$6	$—
Interest Rate Swaps - Assets	4,308	—	4,308	—
DownREIT units	(1,203)	(1,203)	—	—
Indebtedness
Fixed rate unsecured notes	(7,271,799)	(7,271,799)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(1,043,976)	—	(1,043,976)	—
Total	$(8,312,664)	$(7,273,002)	$(1,039,662)	$—

12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In April 2021, the Company:

•acquired Avalon Arundel Crossing East located in Linthicum Heights, MD, containing 384 apartment homes for a purchase price of $119,000,000; and

•entered into an agreement to sell one operating community containing 299 apartment homes and net real estate of $19,558,000 as of March 31, 2021, resulting in the community qualifying as held for sale subsequent to March 31, 2021. The Company expects to complete the sale in the second quarter of 2021.

As of May 5, 2021, the Company has $226,000,000 outstanding under the Credit Facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under "Forward-Looking Statements" included in this report. Actual results or developments could differ materially from those projected in such statements as a result of the factors described under "Forward-Looking Statements" as well as the risk factors described in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K") and in Part II, Item 1A. "Risk Factors" in this report.

Capitalized terms used without definition have the meanings provided elsewhere in this Form 10-Q.

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, Southeast Florida, Denver, Colorado, the Pacific Northwest, and Northern and Southern California. We focus on leading metropolitan areas that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered and will continue in the future to offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; leveraging our scale and competencies in technology and data science to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

First Quarter 2021 Highlights

•Net income attributable to common stockholders for the three months ended March 31, 2021 was $142,223,000, a decrease of $25,748,000, or 15.3%, as compared to the prior year period. The decrease is primarily due to a decrease in NOI from Established Communities, partially offset by an increase in net gains of real estate dispositions in the current year period, a loss on extinguishment of debt in the prior year period and an increase in NOI from Development Communities in the current year period.

•Established Communities NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended March 31, 2021 was $335,617,000, a decrease of $54,543,000, or 14.0%, from the prior year period. The decrease was due to a decrease in Residential rental revenues of $49,473,000, or 9.1%, from the prior year period, of which $12,428,000 of the decline was due to an increase in Residential uncollectible lease revenue, as well as an increase in Residential property operating expenses of $4,973,000, or 3.2%, from the prior year period.

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

The impact on our consolidated results of operations from COVID-19 for 2021 and periods beyond will depend on the duration and severity of the pandemic, the effectiveness of vaccines and the rate of vaccination, the duration and nature of governmental responses to contain the spread of the disease and cushion the impact on consumers, the responses of consumers and businesses with respect to living and work preferences, and how quickly and to what extent normal economic and operating conditions can resume. The current and potential future impacts of the COVID-19 pandemic on our business, particularly on (i) rent levels, collectibility of rents, occupancy and the extent to which we waive certain other customary fees associated with our apartment rental business and (ii) development timing and volume, mean that our historical results of operations and financial condition may not be indicative of future results of operations and financial condition.

The COVID-19 pandemic has impacted our rental operations including (i) revenues and expenses, as well as (ii) our collections and associated outstanding receivables. For further discussion see "Results of Operations." The following table presents the percentage of (i) apartment base rent charged to residents and (ii) other rentable items, including parking and storage rent, along with pet and other fees in accordance with residential leases, that has been collected ("Collected Residential Revenue") for our 2021 Established Communities for the three months ended June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 (unaudited). Collected Residential Revenue excludes transactional and other fees.

	At quarter end (1)(2)	At April 30, 2021 (3)(4)
Q2 2020	95.4%	98.3%
Q3 2020	95.1%	97.5%
Q4 2020	94.8%	96.9%
Q1 2021	94.8%	95.8%
_________________________
(1)Collections presented reflect our 2021 Established Communities and exclude commercial revenue, which was 0.6% and 1.1% of our 2020 and 2019 Established Communities' total revenue, respectively.
(2)The Collected Residential Revenue percentage as of June 30, 2020 for Q2 2020, September 30, 2020 for Q3 2020, December 31, 2020 for Q4 2020 and March 31, 2021 for Q1 2021, respectively.
(3)The percentage of Collected Residential Revenue as of April 30, 2021.
(4)Collected Residential Revenue for April 2021 as of April 30, 2021 was 93.4%.

The collection rates are based on individual resident activity as reflected in our property management systems and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. At March 31, 2021, our outstanding rent receivable balance for residential and commercial tenants, net of reserves, decreased to $15,104,000 from $18,159,000 at December 31, 2020.

First Quarter 2021 Development Highlights

At March 31, 2021, we owned or held a direct or indirect interest in:

•13 wholly-owned communities under construction, which are expected to contain 3,757 apartment homes with a projected total capitalized cost of $1,349,000,000, and two unconsolidated communities under construction, which are expected to contain 803 apartment homes with a projected total capitalized cost of $386,000,000.

•Land or rights to land on which we expect to develop an additional 25 apartment communities that, if developed as expected, will contain 8,075 apartment homes and will be developed for an aggregate total capitalized cost of $3,196,000,000.

During the three months ended March 31, 2021, we sold one wholly-owned operating community containing 238 apartment homes for $72,000,000, and our gain in accordance with GAAP was $53,775,000. In addition, we sold 10 residential condominiums at The Park Loggia, for gross proceeds of $14,609,000, resulting in a gain in accordance with GAAP of $131,000.

In April 2021, we acquired Avalon Arundel Crossing East located in Linthicum Heights, MD. Avalon Arundel Crossing East contains 384 apartment homes and was acquired for a purchase price of $119,000,000.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, consolidated and unconsolidated communities in various stages of development ("Development Communities" and "Unconsolidated Development Communities") and Development Rights (as defined below). Our current operating communities are further classified as Established Communities, Other Stabilized Communities, Lease-Up Communities, Redevelopment Communities and Unconsolidated Communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Established, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Established Communities (also known as Same Store Communities) are consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Southeast Florida, Denver, Colorado, Pacific Northwest, and Northern and Southern California), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the three month periods ended March 31, 2021 and 2020, Established Communities are communities that are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2020, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of March 31, 2021 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized Communities are all other completed consolidated communities that have stabilized occupancy, as defined above, as of January 1, 2021, or which were acquired subsequent to January 1, 2020. Other Stabilized Communities excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

As of March 31, 2021, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Established Communities:
New England	37	9,536
Metro NY/NJ	42	12,008
Mid-Atlantic	39	13,645
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	18	4,861
Northern California	39	11,827
Southern California	57	16,761
Total Established	240	70,938

Other Stabilized Communities:
New England	4	1,014
Metro NY/NJ	7	2,219
Mid-Atlantic	—	—
Southeast Florida	—	—
Denver, CO	—	—
Pacific Northwest	2	590
Northern California	1	289
Southern California	1	299
Total Other Stabilized	15	4,411

Lease-Up Communities	7	2,415

Redevelopment Communities	1	344

Unconsolidated Communities	12	3,119

Total Current Communities	275	81,227

Development Communities	13	3,757

Unconsolidated Development Communities	2	803

Total Communities	290	85,787

Development Rights	25	8,075

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic has affected our business, and may continue to do so. See also Part II, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in NOI of our Established Communities; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three months ended March 31, 2021 and 2020 follows (unaudited, dollars in thousands).

	For the three months ended
	3/31/2021	3/31/2020	$ Change	% Change

Revenue:
Rental and other income	$550,258	$601,260	$(51,002)	(8.5)%
Management, development and other fees	877	1,007	(130)	(12.9)%
Total revenue	551,135	602,267	(51,132)	(8.5)%

Expenses:
Direct property operating expenses, excluding property taxes	114,707	108,797	5,910	5.4%
Property taxes	69,410	67,026	2,384	3.6%
Total community operating expenses	184,117	175,823	8,294	4.7%

Corporate-level property management and other indirect operating expenses	(25,343)	(23,812)	(1,531)	6.4%
Expensed transaction, development and other pursuit costs, net of recoveries	170	(3,334)	3,504	N/A (1)
Interest expense, net	(52,613)	(55,914)	3,301	(5.9)%
Gain (loss) on extinguishment of debt, net	122	(9,170)	9,292	N/A (1)
Depreciation expense	(183,297)	(177,911)	(5,386)	3.0%
General and administrative expense	(17,352)	(17,320)	(32)	0.2%
Equity in (loss) income of unconsolidated real estate entities	(467)	1,175	(1,642)	N/A (1)
Gain on sale of communities	53,727	24,436	29,291	119.9%
Gain on other real estate transactions, net	427	43	384	893.0%
Net for-sale condominium activity	(913)	3,460	(4,373)	N/A (1)
Income before income taxes	141,479	168,097	(26,618)	(15.8)%
Income tax benefit (expense)	755	(91)	846	N/A (1)
Net income	142,234	168,006	(25,772)	(15.3)%

Net income attributable to noncontrolling interests	(11)	(35)	24	(68.6)%

Net income attributable to common stockholders	$142,223	$167,971	$(25,748)	(15.3)%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders decreased $25,748,000, or 15.3%, to $142,223,000 for the three months ended March 31, 2021 as compared to the prior year period. The decrease for the three months ended March 31, 2021 is primarily due to a decrease in NOI from Established Communities, partially offset by an increase in gains of real estate dispositions in the current year period, a loss on extinguishment of debt in the prior year period and an increase in NOI from Development Communities in the current year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, equity in (loss) income of unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to the Company's apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three months ended March 31, 2021 and 2020 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended
	3/31/2021	3/31/2020

Net income	$142,234	$168,006
Indirect operating expenses, net of corporate income	24,470	22,799
Expensed transaction, development and other pursuit costs, net of recoveries	(170)	3,334
Interest expense, net	52,613	55,914
(Gain) loss on extinguishment of debt, net	(122)	9,170
General and administrative expense	17,352	17,320
Equity in loss (income) of unconsolidated real estate entities	467	(1,175)
Depreciation expense	183,297	177,911
Income tax (benefit) expense	(755)	91
Gain on sale of real estate assets	(53,727)	(24,436)
Gain on other real estate transactions, net	(427)	(43)
Net for-sale condominium activity	913	(3,460)
Net operating income from real estate assets sold or held for sale	(1,490)	(9,918)
NOI	364,655	415,513

Commercial NOI (1)	(5,377)	(6,792)
Residential NOI	$359,278	$408,721
_________________________
(1)Represents results attributable to the non-apartment components of our mixed-use communities and other non-residential operations ("Commercial").

The Residential NOI changes for the three months ended March 31, 2021, compared to the prior year period, consist of changes in the following categories (unaudited, dollars in thousands):

For the three months ended
3/31/2021

Established Communities	$(54,543)
Other Stabilized Communities	633
Development / Redevelopment	4,467
Total	$(49,443)

Rental and other income decreased $51,002,000, or 8.5%, for the three months ended March 31, 2021 compared to the prior year period. The decrease for the three months ended March 31, 2021 is primarily due to an increase of $14,465,000 in uncollectible lease revenue as a result of the COVID-19 pandemic, of which $13,568,000 relates to Residential and $897,000 relates to Commercial, as well as decreased rental rates and occupancy at our Established Communities, partially offset by additional rental income generated from development completions and development under construction and in lease-up.

As a result of the pandemic, we increased our use of residential concessions during 2020 and the three months ended March 31, 2021. The increased concessions, which are amortized on a straight-line basis over the life of the respective leases (generally one year), contributed to the overall decline in our rental revenue during the three months ended March 31, 2021 and will continue to impact rental revenue throughout 2021. The amortization of residential concessions increased by $14,983,000 in the three months ended March 31, 2021 as compared to the prior year period, and the remaining net unamortized balance of residential concessions as of March 31, 2021 was $37,095,000.

As discussed elsewhere in this report, the COVID-19 impact and related economic, regulatory and operating impacts are likely to continue to adversely affect our rental revenue during the COVID-19 pandemic. If job losses in our markets and nationally continue, this would likely continue to decrease our ability to maintain and/or increase rents and/or maintain occupancy at our historical levels. Deteriorating financial conditions among our residents and commercial tenants, as well as regulations that limit our ability to evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The pandemic may also continue to depress demand among consumers for our apartments for a variety of other reasons, including the following: consumers whose income has declined, who are working from home remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live in markets or submarkets that are less costly than ours; low interest rates that are caused by government response to the pandemic may encourage consumers who would otherwise rent to seek out home ownership; and various sources of demand for our apartments (e.g., students, corporate apartment homes, seasonal job-related demand as in the entertainment industry) may remain below pre-pandemic levels.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities decreased to 74,275 apartment homes for the three months ended March 31, 2021, compared to 74,491 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home decreased to $2,466 for the three months ended March 31, 2021 compared to $2,684 in the prior year period.

For Established Communities, rental revenue decreased $50,278,000, or 9.1%, for the three months ended March 31, 2021, compared to the prior year period. Residential rental revenue decreased $49,473,000, or 9.1%, for the three months ended March 31, 2021, compared to the prior year period, with uncollectible lease revenue contributing $12,428,000 of this decrease. Commercial rental revenue decreased $805,000 or 14.3%, for the three months ended March 31, 2021, compared to the prior year period, with uncollectible lease revenue contributing $435,000 of this decrease.

The following table presents the change in Residential rental revenue for Established Communities for the three months ended March 31, 2021, compared to the prior year period (unaudited):

For the three months ended
3/31/2021
Residential rental revenue
Lease rates	(3.6)%
Concessions and other discounts	(2.4)%
Economic Occupancy	(0.6)%
Other rental revenue	(0.2)%
Uncollectible lease revenue	(2.3)%
Total Residential rental revenue	(9.1)%

The following table presents the change in Residential rental revenue, including the attribution of the change between rental rates and Economic Occupancy, for Established Communities for the three months ended March 31, 2021 (unaudited).

	For the three months ended March 31, 2021
	Residential rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2021	2020	2021 to 2020	2021 to 2020	2021	2020	2021 to 2020	2021	2020	2021 to 2020
New England	$73,359	$78,726	$(5,367)	(6.8)%	$2,692	$2,886	(6.7)%	95.2%	95.3%	(0.1)%
Metro NY/NJ	103,266	111,552	(8,286)	(7.4)%	2,989	3,224	(7.3)%	95.9%	96.0%	(0.1)%
Mid-Atlantic	82,250	89,335	(7,085)	(7.9)%	2,115	2,263	(6.5)%	95.0%	96.4%	(1.4)%
Southeast Florida	7,227	7,490	(263)	(3.5)%	2,078	2,209	(5.9)%	95.5%	93.1%	2.4%
Denver, CO	5,652	5,169	483	9.3%	1,815	1,724	5.3%	95.6%	91.6%	4.0%
Pacific Northwest	29,741	32,438	(2,697)	(8.3)%	2,151	2,291	(6.1)%	94.8%	97.0%	(2.2)%
Northern California	89,647	105,837	(16,190)	(15.3)%	2,637	3,075	(14.2)%	95.8%	96.9%	(1.1)%
Southern California	105,965	116,033	(10,068)	(8.7)%	2,193	2,393	(8.4)%	96.1%	96.4%	(0.3)%
Total Established	$497,107	$546,580	$(49,473)	(9.1)%	$2,443	$2,669	(8.5)%	95.6%	96.2%	(0.6)%
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

Direct property operating expenses, excluding property taxes, increased $5,910,000, or 5.4%, for the three months ended March 31, 2021, compared to the prior year period. The increase for the three months ended March 31, 2021 is primarily due to the addition of newly developed apartment communities, as well as the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

For Established Communities, Residential direct property operating expenses, excluding property taxes, represents 99.9% of total Established Communities operating expenses for the three months ended March 31, 2021. Residential direct property operating expenses, excluding property taxes, increased $3,954,000, or 4.0%, for the three months ended March 31, 2021 compared to the prior year period. The increase for the three months ended March 31, 2021 is primarily due to increased turnover and the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Property taxes increased $2,384,000, or 3.6%, for the three months ended March 31, 2021, compared to the prior year period. The increase for the three months ended March 31, 2021 are primarily due to the addition of newly developed apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

For Established Communities, Residential property taxes represents 98.8% of total Established Communities property taxes for the three months ended March 31, 2021. Residential property taxes increased $1,019,000, or 1.7%, for the three months ended March 31, 2021, compared to the prior year period. The increase for the three months ended March 31, 2021 is primarily due to increased assessments across the portfolio in the current year period, partially offset by a successful appeal in Metro NY/NJ in the current year period.

Corporate-level property management and other indirect operating expenses increased $1,531,000, or 6.4%, for the three months ended March 31, 2021, compared to the prior year period, primarily due to increased compensation related costs and costs related to an increased investment in technology initiatives to improve efficiency in services for resident and prospects in the current year period.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, decreased $3,504,000 for the three months ended March 31, 2021 as compared to the prior year period.

Interest expense, net decreased $3,301,000, or 5.9%, for the three months ended March 31, 2021, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark to market impact from derivatives not in qualifying hedge relationships. The decrease for the three months ended March 31, 2021 was primarily due to a gain on the fair value change of derivatives not in qualifying hedge relationships, lower overall effective rates on unsecured indebtedness and a combination of a decrease in variable rates on, and amounts of, secured indebtedness. This was partially offset by a decrease in capitalized interest and an increase in outstanding unsecured indebtedness.

(Gain) loss on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs and premiums/discounts from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The gain of $122,000 for the three months ended March 31, 2021 was due to the non-cash write-off of unamortized premium associated with the repayment of a secured note during the period at par, ahead of its scheduled maturity. The loss of $9,170,000 for the three months ended March 31, 2020 is due to the repayments of unsecured debt during the period.

Depreciation expense increased $5,386,000, or 3.0%, for the three months ended March 31, 2021, as compared to the prior year period, primarily due to the addition of newly developed apartment communities, partially offset by dispositions.

Equity in (loss) income of unconsolidated real estate entities decreased $1,642,000 for the three months ended March 31, 2021, compared to the prior year period. The decrease for the three months ended March 31, 2021 is primarily due to decreased NOI from the ventures in the current year period and the sale of one unconsolidated community in the prior year.

Gain on sale of communities increased by $29,291,000 for the three months ended March 31, 2021, compared to the prior year period. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Net for-sale condominium activity is a net expense of $913,000 for the three months ended March 31, 2021 and a net gain of $3,460,000 for the three months ended March 31, 2020, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the three months ended March 31, 2021, we sold 10 residential condominiums at The Park Loggia, for gross proceeds of $14,609,000, resulting in a gain in accordance with GAAP of $131,000, compared to the three months ended March 31, 2020 during which we sold 36 residential condominiums at The Park Loggia for gross proceeds of $105,607,000 resulting in a gain in accordance with GAAP of $4,903,000. In addition, we incurred $1,044,000 and $1,443,000 for the three months ended March 31, 2021 and 2020, respectively, in marketing, operating and administrative costs.

Income tax benefit (expense) for the three months ended March 31, 2021 consists of a benefit of $755,000 which was primarily due to a reduction in our 2021 taxes resulting from activity in our taxable REIT subsidiaries.

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
•development pursuit write-offs and expensed transaction costs, net of recoveries;
•third-party business interruption insurance proceeds and the related lost NOI that is covered by the expected third party business interruption insurance proceeds;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended
	3/31/2021	3/31/2020

Net income attributable to common stockholders	$142,223	$167,971
Depreciation - real estate assets, including joint venture adjustments	182,314	177,428
Distributions to noncontrolling interests	12	12
Gain on sale of previously depreciated real estate	(53,727)	(24,436)
FFO attributable to common stockholders	270,822	320,975

Adjusting items:
Joint venture losses	101	—
(Gain) loss on extinguishment of consolidated debt	(122)	9,170
Gain on interest rate contract	(2,654)	—
Advocacy contributions	—	301
Executive transition compensation costs	1,781	—
Severance related costs	—	1,951
Development pursuit write-offs and expensed transaction costs, net of recoveries	(225)	3,120
Gain on for-sale condominiums (1)	(131)	(4,903)
For-sale condominium marketing, operating and administrative costs (1)	1,044	1,443
For-sale condominium imputed carry cost (2)	2,152	3,609
Gain on other real estate transactions	(427)	(43)
Legal settlements	60	43
Income tax (benefit) expense	(755)	91
Core FFO attributable to common stockholders	$271,646	$335,757

Weighted average common shares outstanding - diluted	139,552,413	140,777,873

EPS per common share - diluted	$1.02	$1.19
FFO per common share - diluted	$1.94	$2.28
Core FFO per common share - diluted	$1.95	$2.39
_________________________
(1)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net expense of $913 for the three months ended March 31, 2021 and a net gain of $3,460 for the three months ended March 31, 2020.
(2)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We compute this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended
	3/31/2021	3/31/2020
Net cash provided by operating activities	$330,145	$341,704
Net cash used in investing activities	$(155,952)	$(136,067)
Net cash (used in) provided by financing activities	$(257,993)	$535,170

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

We had cash, cash equivalents and cash in escrow of $229,732,000 at March 31, 2021, a decrease of $83,800,000 from $313,532,000 at December 31, 2020. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $330,145,000 for the three months ended March 31, 2021 from $341,704,000 for the three months ended March 31, 2020, primarily due to decreases in rental income, including the impact of uncollectible lease revenue.

Investing Activities — Net cash used in investing activities totaled $155,952,000 for the three months ended March 31, 2021. The net cash used was primarily due to:

•investment of $198,373,000 in the development and redevelopment of communities; and
•capital expenditures of $30,254,000 for our operating communities and non-real estate assets.

These amounts are partially offset by:

•net proceeds from the disposition of one operating community and ancillary real estate of $76,543,000; and
•net proceeds from the sale of for-sale residential condominiums of $13,569,000.

Financing Activities — Net cash used in financing activities totaled $257,993,000 for the three months ended March 31, 2021. The net cash used was primarily due to:

•payment of cash dividends in the amount of $222,734,000; and
•mortgage note repayments and principal amortization payments in the amount of $28,488,000.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.89% at April 30, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had borrowings of $313,000,000 outstanding under the Credit Facility and had $2,599,000 outstanding in letters of credit that reduced our borrowing capacity as of April 30, 2021. In addition, we had $33,882,000 outstanding in additional letters of credit unrelated to the Credit Facility as of April 30, 2021.

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

We were in compliance with these covenants at March 31, 2021.

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

Continuous Equity Offering Program

In May 2019, we commenced our fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three months ended March 31, 2021 and through April 30, 2021, we had no sales under the program. As of April 30, 2021, there are no outstanding forward sale agreements and we had $752,878,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the three months ended March 31, 2021, we terminated $150,000,000 of forward interest rate swap agreements for which we ceased hedge accounting in 2020 (the "Swaps"), receiving a payment of $6,962,000. We recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the three months ended March 31, 2021 included in interest expense, net on the accompanying Condensed Consolidated Statements of Comprehensive Income included elsewhere in this report.

Stock Repurchase Program

In July 2020, our Board of Directors voted to terminate our prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in our discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2021 and through April 30, 2021, we had no repurchases of shares under this program. As of April 30, 2021, we had $316,148,000 remaining authorized for purchase under this program.

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

During the three months ended March 31, 2021, we repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of the April 2021 maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at March 31, 2021 and December 31, 2020 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2020	3/31/2021	2021	2022	2023	2024	2025	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,399	$36,245	$475	$663	$699	$737	$778	$32,893
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				98,599	98,445	475	663	699	737	778	95,093
Variable rate
Avalon Acton	1.11%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.76%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.76%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.68%	May-2029	(4)	93,500	93,500	5,200	5,600	6,100	6,800	7,300	62,500
Avalon San Bruno I	1.65%	Dec-2037	(4)	63,850	63,750	1,800	2,000	2,200	2,300	2,400	53,050
				470,850	470,750	7,000	7,600	8,300	9,100	9,700	429,050
Conventional loans
Fixed rate
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	450,000	—	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	250,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	350,000	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	300,000	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	525,000	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	300,000	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
Avalon Walnut Creek	4.00%	Jul-2066		4,001	4,001	—	—	—	—	—	4,001
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021	(5)	27,844	—	—	—	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	12,170	11,780	1,185	1,655	1,740	1,840	1,930	3,430
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,810,365	6,782,131	1,185	451,655	601,740	301,840	826,930	4,598,781

Variable rate
Term Loan - $100 million	1.20%	Feb-2022		100,000	100,000	—	100,000	—	—	—	—
Term Loan - $150 million	1.13%	Feb-2024		150,000	150,000	—	—	—	150,000	—	—
				250,000	250,000	—	100,000	—	150,000	—	—

Total indebtedness - excluding Credit Facility				$7,629,814	$7,601,326	$8,660	$559,918	$610,739	$461,677	$837,408	$5,122,924
_________________________
(1)Rates are given as of March 31, 2021 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $46,241 and $47,995 as of March 31, 2021 and December 31, 2020, respectively, and deferred financing costs and debt discount associated with secured notes of $17,301 and $17,482 as of March 31, 2021 and December 31, 2020, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)Maturity date reflects the contractual maturity of the underlying bond. There is also an associated earlier credit enhancement maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)During 2021, we repaid this borrowing at par in advance of its scheduled maturity date.

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

In addition we may pursue opportunities to invest in real estate development through mezzanine loans or other investments structured as debt.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of March 31, 2021, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of March 31, 2021, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYTA MF Investors LLC
1. Avalon Bowery Place I - New York, NY		206	$209,358	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	90,988	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,042	112,500	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	127,879	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	121,373	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	760,640	395,939		3.88%

Archstone Multifamily Partners AC LP
1. Avalon Studio 4121 - Studio City, CA		149	57,206	26,816	Fixed	3.34%	Nov 2022
2. Avalon Station 250 - Dedham, MA		285	98,695	52,228	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower - Bethesda, MD		237	80,895	40,486	Fixed	3.74%	Sep 2022
Total Archstone Multifamily Partners AC LP	28.6%	671	236,796	119,530		3.65%

Multifamily Partners AC JV LP
1. Avalon North Point - Cambridge, MA (4)		426	190,302	111,653	Fixed	6.00%	Aug 2021
2. Avalon North Point Lofts - Cambridge, MA		103	26,917	—	N/A	N/A	N/A
Total Multifamily Partners AC JV LP	20.0%	529	217,219	111,653		6.00%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	128,932	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	20,851	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	148,315	123,851		3.27%

Total Unconsolidated Investments		3,119	$1,362,970	$750,973		4.06%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of March 31, 2021.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.
(4)Borrowing is comprised of a loan made by the equity investors in the venture in proportion to their equity interests.

Unconsolidated Investments - Development Communities

The following table presents a summary of the Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected occupancy	Estimated completion
1.	Avalon Alderwood Mall Lynnwood, WA	50.0%	328	$110	Q4 2019	Q4 2021	Q3 2022
2.	AVA Arts District (2)(3) Los Angeles, CA	25.0%	475	276	Q3 2020	Q1 2023	Q4 2023
	Total		803	$386

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
(2)AVA Arts District is expected to contain 56,000 square feet of commercial space.
(3)Our total expected equity investment in AVA Arts District is approximately $27,600,000, of which $21,000,000 has already been contributed. The venture has secured a $165,600,000 variable rate construction loan to fund approximately 60% of the development of AVA Arts District, of which no amounts have been drawn as of March 31, 2021. The venture will commence draws under the loan subsequent to required equity contributions by the venture partners. We have guaranteed the construction loan on behalf of the venture, and any obligations we may incur under the construction loan guarantee, except to the extent that our misconduct gave rise to the obligation, are required capital contributions of the partners based on ownership interest.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of March 31, 2021, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of March 31, 2021, we owned or held a direct interest in 13 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,757 apartment homes and 43,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,349,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Old Bridge Old Bridge, NJ	252	$72	Q3 2018	Q3 2020	Q2 2021	Q3 2021
2.	Avalon 555 President Baltimore, MD	400	139	Q3 2018	Q3 2020	Q2 2021	Q1 2022
3.	Avalon Newcastle Commons II Newcastle, WA	293	107	Q4 2018	Q4 2020	Q2 2021	Q1 2022
4.	Kanso Twinbrook Rockville, MD	238	67	Q4 2018	Q4 2020	Q2 2021	Q4 2021
5.	Avalon Harrison (4) Harrison, NY	143	77	Q4 2018	Q2 2021	Q2 2022	Q3 2022
6.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q2 2022	Q1 2023
7.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q2 2022
8.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q4 2022
9.	AVA RiNo Denver, CO	246	87	Q4 2019	Q1 2022	Q2 2022	Q4 2022
10.	Avalon Monrovia Monrovia, CA	154	68	Q4 2019	Q2 2021	Q3 2021	Q1 2022
11.	Avalon Harbor Isle Island Park, NY	172	90	Q4 2020	Q1 2022	Q3 2022	Q1 2023
12.	Avalon Easton II Easton, MA	44	15	Q4 2020	Q3 2021	Q4 2021	Q1 2022
13.	Avalon Somerville Station Somerville, NJ	375	116	Q4 2020	Q2 2022	Q3 2023	Q1 2024
	Total	3,757	$1,349
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
(4)Development Communities containing at least 10,000 square feet of commercial space include Avalon Harrison (27,000 square feet).

During the three months ended March 31, 2021, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Yonkers Yonkers, NY	590	$196	535,742	$366
2.	AVA Hollywood at La Pietra Place (2) Hollywood, CA	695	375	635,062	$590
3.	Avalon Acton II Acton, MA	86	31	128,044	$242
	Total	1,371	$602
____________________________________
(1)Total capitalized cost is as of March 31, 2021. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)AVA Hollywood at La Pietra Place contains 19,000 square feet of commercial space.

Development Rights

At March 31, 2021, we had $184,058,000 in acquisition and related capitalized costs for direct interests in nine land parcels we own. In addition, we had $47,081,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 12 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 25 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,075 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the three months ended March 31, 2021, we recognized net recoveries of $170,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

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

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence, subject to certain sub-limits and exclusions. Under the master property program, we are subject to various deductibles per occurrence, as well as additional self-insured retentions. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) and 10% of the second $25,000,000 of losses (per occurrence) incurred by the master property insurance policy. Our master property insurance program includes coverage for losses resulting from wildfires and windstorm. Limits, deductibles, self-insured retentions and coverages are consistent with customary market programs and may increase or decrease annually during the insurance renewal process which occurs on different dates throughout the calendar year.

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

We also maintain certain casualty policies (general liability, umbrella/excess and workers compensation) for construction related risks that have various exclusions and deductibles that, in management’s view, are commercially reasonable.

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

There have been no material changes to our exposures to market risk since December 31, 2020.

ITEM 4.    CONTROL AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors that could materially affect our business, financial condition or future results discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in Part I, Item 1A. "Risk Factors." The risks described in our Form 10-K are not the only risks that could affect the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results in the future. There have been no material changes to our risk factors since December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1- January 31, 2021	17	$160.43	—	$316,148
February 1- February 28, 2021	—	$—	—	$316,148
March 1- March 31, 2021	74,709	$177.02	—	$316,148
___________________________________

(1)Consists of shares surrendered to the Company in connection with exercise of stock options as payment of exercise price, as well as for taxes associated with the vesting of restricted share grants.
(2)The Company announced on July 29, 2020 that the Board of Directors approved the 2020 Stock Repurchase Program, under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000. Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice.

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

10.1+	—	Employment Agreement between the Company and Benjamin W. Schall, dated as of December 4, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 10, 2020.)
10.2+	—	The Company's Officer Severance Plan, as amended and restated on February 25, 2021. (Filed herewith.)
10.3+	—	Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates for 2021 Supplemental Awards. (Filed herewith.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AVALONBAY COMMUNITIES, INC.

Date:	May 5, 2021	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2021	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)