Form 10-Q
period 2021-06-30
AVALONBAY COMMUNITIES INC
filed 2021-08-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐                    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,616,764 shares of common stock, par value $0.01 per share, were outstanding as of July 31, 2021.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	6/30/2021	12/31/2020
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,442,708	$4,394,298
Buildings and improvements	17,549,286	17,231,275
Furniture, fixtures and equipment	965,741	924,583
	22,957,735	22,550,156
Less accumulated depreciation	(5,907,270)	(5,700,179)
Net operating real estate	17,050,465	16,849,977
Construction in progress, including land	773,938	989,765
Land held for development	100,106	110,142
For-sale condominium inventory	220,022	267,219
Real estate assets held for sale, net	—	16,678
Total real estate, net	18,144,531	18,233,781

Cash and cash equivalents	297,036	216,976
Cash in escrow	190,069	96,556
Resident security deposits	32,350	30,811
Investments in unconsolidated real estate entities	227,953	202,612
Deferred development costs	49,335	55,427
Prepaid expenses and other assets	220,916	207,715
Right of use lease assets	154,435	155,266
Total assets	$19,316,625	$19,199,144

LIABILITIES AND EQUITY
Unsecured notes, net	$6,705,513	$6,702,005
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	828,120	862,332
Dividends payable	224,282	224,897
Payables for construction	66,315	93,609
Accrued expenses and other liabilities	295,771	274,699
Lease liabilities	177,448	181,479
Accrued interest payable	48,974	49,033
Resident security deposits	58,576	55,928
Liabilities related to real estate assets held for sale	—	311
Total liabilities	8,404,999	8,444,293

Commitments and contingencies

Redeemable noncontrolling interests	3,039	2,677

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at June 30, 2021 and December 31, 2020; zero shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at June 30, 2021 and December 31, 2020; 139,618,254 and 139,526,671 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,396	1,395
Additional paid-in capital	10,670,564	10,664,416
Accumulated earnings less dividends	272,398	126,022
Accumulated other comprehensive loss	(36,339)	(40,250)
Total stockholders' equity	10,908,019	10,751,583
Noncontrolling interests	568	591
Total equity	10,908,587	10,752,174
Total liabilities and equity	$19,316,625	$19,199,144

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Revenue:
Rental and other income	$560,935	$575,479	$1,111,194	$1,176,123
Management, development and other fees	808	926	1,685	1,933
Total revenue	561,743	576,405	1,112,879	1,178,056

Expenses:
Operating expenses, excluding property taxes	141,622	131,090	281,673	263,083
Property taxes	70,776	67,013	140,186	134,039
Expensed transaction, development and other pursuit costs, net of recoveries	1,653	388	1,483	3,722
Interest expense, net	56,104	53,399	108,717	109,313
Loss (gain) on extinguishment of debt, net	—	268	(122)	9,438
Depreciation expense	184,472	176,249	367,769	354,160
General and administrative expense	18,465	15,573	35,817	32,893
Casualty and impairment loss	1,177	—	1,177	—
Total expenses	474,269	443,980	936,700	906,648

Income from investments in unconsolidated entities	26,559	512	26,092	1,687
Gain on sale of communities	334,569	35,295	388,296	59,731
Gain on other real estate transactions, net	32	156	459	199
Net for-sale condominium activity	(647)	1,348	(1,560)	4,808

Income before income taxes	447,987	169,736	589,466	337,833
Income tax (expense) benefit	(10)	1,133	745	1,042

Net income	447,977	170,869	590,211	338,875
Net income attributable to noncontrolling interests	(24)	(41)	(35)	(76)

Net income attributable to common stockholders	$447,953	$170,828	$590,176	$338,799

Other comprehensive income:
Loss on cash flow hedges	(822)	(1,461)	(822)	(19,064)
Cash flow hedge losses reclassified to earnings	2,366	2,301	4,733	4,250
Comprehensive income	$449,497	$171,668	$594,087	$323,985

Earnings per common share - basic:
Net income attributable to common stockholders	$3.21	$1.21	$4.23	$2.41

Earnings per common share - diluted:
Net income attributable to common stockholders	$3.21	$1.21	$4.23	$2.41

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the six months ended
	6/30/2021	6/30/2020
Cash flows from operating activities:
Net income	$590,211	$338,875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	367,769	354,160
Amortization of deferred financing costs	3,675	3,720
Amortization of debt discount	1,320	833
(Gain) loss on extinguishment of debt, net	(122)	9,438
Amortization of stock-based compensation	13,185	11,870
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	2,989	3,705
Real estate casualty loss	831	—
Abandonment of development pursuits	685	2,095
Unrealized gain on terminated cash flow hedges	(2,654)	—
Cash flow hedge losses reclassified to earnings	4,733	4,250
Gain on sale of real estate assets	(412,060)	(59,930)
Gain on for-sale condominiums	(706)	(7,446)
Increase in resident security deposits, prepaid expenses and other assets	(16,329)	(13,595)
Increase in accrued expenses, other liabilities and accrued interest payable	15,102	(19,058)
Net cash provided by operating activities	568,629	628,917

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(325,692)	(383,139)
Acquisition of real estate assets, including partnership interest	(118,572)	—
Capital expenditures - existing real estate assets	(57,157)	(51,858)
Capital expenditures - non-real estate assets	(2,584)	(14,461)
Decrease in payables for construction	(27,294)	(11,547)
Proceeds from sale of real estate, net of selling costs	575,431	132,882
Proceeds from the sale of for-sale condominiums, net of selling costs	48,655	155,217
Mortgage note receivable lending	(113)	(209)
Mortgage note receivable payments	1,556	2,238
Distributions from unconsolidated real estate entities	22,331	—
Investments in unconsolidated real estate entities	(27,356)	(14,251)
Net cash provided by (used in) investing activities	89,205	(185,128)

Cash flows from financing activities:
Issuance of common stock, net	2,372	1,613
Dividends paid	(444,572)	(437,326)
Issuance of mortgage notes payable	—	51,000
Repayments of mortgage notes payable, including prepayment penalties	(34,734)	(56,852)
Issuance of unsecured notes	—	1,296,581
Repayment of unsecured notes, including prepayment penalties	—	(958,680)
Payment of deferred financing costs	—	(11,276)
Receipt (payment) for termination of forward interest rate swaps	6,962	(25,135)
Payment to noncontrolling interest	(33)	(42)
Payments related to tax withholding for share-based compensation	(13,228)	(14,750)
Distributions to DownREIT partnership unitholders	(24)	(24)
Distributions to joint venture and profit-sharing partners	(164)	(218)
Preferred interest obligation redemption and dividends	(840)	(600)
Net cash used in financing activities	(484,261)	(155,709)

Net increase in cash, cash equivalents and cash in escrow	173,573	288,080

Cash, cash equivalents and cash in escrow, beginning of period	313,532	127,614
Cash, cash equivalents and cash in escrow, end of period	$487,105	$415,694

Cash paid during the period for interest, net of amount capitalized	$101,703	$103,328
See accompanying notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the six months ended
	6/30/2021	6/30/2020
Cash and cash equivalents	$297,036	$322,817
Cash in escrow	190,069	92,877
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$487,105	$415,694

Supplemental disclosures of non-cash investing and financing activities:

During the six months ended June 30, 2021:

•As described in Note 4, "Equity," 151,186 shares of common stock were issued as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to common shares, and the remaining 94,641 shares valued at $16,687,000 were issued in connection with new stock grants; 1,561 shares valued at $274,000 were issued through the Company's dividend reinvestment plan; 74,726 shares valued at $13,228,000 were withheld to satisfy employees' tax withholding and other liabilities; and 709 restricted shares with an aggregate value of $140,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $222,901,000.

•The Company recorded an increase of $528,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase to accrued expenses and other liabilities of $822,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $4,733,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

During the six months ended June 30, 2020:

•The Company issued 164,526 shares of common stock as part of the Company's stock-based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares, and the remaining 68,209 shares valued at $15,150,000 were issued in connection with new stock grants; 1,183 shares valued at $217,000 were issued through the Company's dividend reinvestment plan; 73,089 shares valued at $14,750,000 were withheld to satisfy employees' tax withholding and other liabilities; and 4,050 restricted shares with an aggregate value of $685,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $224,482,000.

•The Company recorded a decrease of $325,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase to accrued expenses and other liabilities of $98,000, an increase in prepaid expenses and other assets of $178,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $4,250,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, to record the impact of the Company's derivative and hedge accounting activity.

•The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986 (the "Code"). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, Southeast Florida, Denver, Colorado, the Pacific Northwest, and Northern and Southern California. The Company is pursuing opportunities in new expansion markets of Dallas and Austin, Texas, and Charlotte and Raleigh-Durham, North Carolina.

At June 30, 2021, the Company owned or held a direct or indirect ownership interest in 272 operating apartment communities containing 80,958 apartment homes in 11 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 16 communities under development that are expected to contain an aggregate of 4,791 apartment homes when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 96 have been sold as of June 30, 2021, and 66,000 square feet of commercial space, of which 87% has been leased as of June 30, 2021. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 23 communities that, if developed as expected, will contain an estimated 7,802 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2020 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Basic and diluted shares outstanding
Weighted average common shares - basic	139,373,963	140,450,744	139,332,575	140,413,857
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	269,176	279,916	261,451	330,974
Weighted average common shares - diluted	139,650,639	140,738,160	139,601,526	140,752,331

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$447,953	$170,828	$590,176	$338,799
Net income allocated to unvested restricted shares	(902)	(390)	(1,267)	(817)
Net income attributable to common stockholders, adjusted	$447,051	$170,438	$588,909	$337,982

Weighted average common shares - basic	139,373,963	140,450,744	139,332,575	140,413,857

Earnings per common share - basic	$3.21	$1.21	$4.23	$2.41

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$447,953	$170,828	$590,176	$338,799
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	12	12	24	24
Adjusted net income attributable to common stockholders	$447,965	$170,840	$590,200	$338,823

Weighted average common shares - diluted	139,650,639	140,738,160	139,601,526	140,752,331

Earnings per common share - diluted	$3.21	$1.21	$4.23	$2.41

Certain options to purchase shares of common stock in the amount of 292,544 were outstanding as of June 30, 2021, but were not included in the computation of diluted earnings per share because such options were anti-dilutive for the period. All options to purchase shares of common stock outstanding as of June 30, 2020 are included in the computation of diluted earnings per share.

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

Lessee Considerations

The Company assesses whether a contract is or contains a lease based on whether the contract conveys the right to control the use of an identified asset, including specified portions of larger assets, for a period of time in exchange for consideration. The Company’s leases include both fixed and variable lease payments, which are based on an index or rate such as the consumer price index (CPI) or percentage rents based on total sales. Lease payments included in the lease liability include only fixed lease payments including fixed amounts that depend on an index or rate. For leases that have options to extend the term or terminate the lease early, the Company only factored the impact of such options into the lease term if the option was considered reasonably certain to be exercised. The Company determined the discount rate associated with its ground and office leases on a lease by lease basis using the Company’s actual borrowing rates as well as indicative market pricing for longer term rates and taking into consideration the remaining term of each of the lease agreements.

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three and six months ended June 30, 2021 and 2020. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through June 30, 2021, or otherwise qualify as held for sale as of June 30, 2021, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the period ended June 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$808	$808
Rental and non-rental related income (2)	1,922	395	186	—	2,503
Total non-lease revenue (3)	1,922	395	186	808	3,311

Lease income (4)	498,719	29,104	22,890	—	550,713
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$500,641	$29,499	$23,076	$808	$554,024

For the period ended June 30, 2020
Management, development and other fees and other ancillary items	$—	$—	$—	$299	$299
Rental and non-rental related income (2)	1,848	482	78	—	2,408
Total non-lease revenue (3)	1,848	482	78	299	2,707

Lease income (4)	520,753	24,160	7,290	—	552,203
Business interruption insurance proceeds	96	—	—	—	96

Total revenue	$522,697	$24,642	$7,368	$299	$555,006

	For the six months ended
	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the period ended June 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$1,685	$1,685
Rental and non-rental related income (2)	3,571	821	327	—	4,719
Total non-lease revenue (3)	3,571	821	327	1,685	6,404

Lease income (4)	993,569	55,443	40,156	—	1,089,168
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$997,140	$56,264	$40,483	$1,685	$1,095,572

For the period ended June 30, 2020
Management, development and other fees and other ancillary items	$—	$—	$—	$690	$690
Rental and non-rental related income (2)	3,462	1,073	137	—	4,672
Total non-lease revenue (3)	3,462	1,073	137	690	5,362

Lease income (4)	1,065,425	48,600	14,044	—	1,128,069
Business interruption insurance proceeds	96	—	—	—	96

Total revenue	$1,068,983	$49,673	$14,181	$690	$1,133,527
__________________________________
(1)Revenue represents third-party management, asset management and developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment.
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

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of June 30, 2021.

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on (i) the duration and severity of the pandemic, (ii) the effectiveness of vaccines and the rate of vaccinations, (iii) the duration and nature of governmental responses to contain the spread of the disease and assist consumers and businesses, (iv) consumer and business responses to the pandemic, including preferences for where and how to live and work, and (v) how quickly and to what extent normal economic and operating conditions can resume. Because of this uncertainty, any estimate of the expected impact of the COVID-19 pandemic on results of operations, cash flows, financial condition, or liquidity for periods beyond the six months ended June 30, 2021 is uncertain.

As of June 30, 2021, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and commercial lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $15,065,000 and $20,099,000 for the three months ended June 30, 2021 and 2020, respectively, and $33,710,000 and $24,279,000 for six months ended June 30, 2021 and 2020, respectively, under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $8,362,000 and $11,019,000 for the three months ended June 30, 2021 and 2020, respectively, and $17,161,000 and $22,517,000 for the six months ended June 30, 2021 and 2020, respectively.

3.  Mortgage Notes Payable, Unsecured Notes, Term Loans and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the "Term Loans") and Credit Facility, as defined below, as of June 30, 2021 and December 31, 2020 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of June 30, 2021 and December 31, 2020, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	6/30/2021	12/31/2020

Fixed rate unsecured notes (1)	$6,500,000	$6,500,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	380,030	408,964
Variable rate mortgage notes payable - conventional and tax-exempt (2)	465,050	470,850
Total mortgage notes payable and unsecured notes and Term Loans	7,595,080	7,629,814
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,595,080	$7,629,814
_____________________________________
(1)Balances at June 30, 2021 and December 31, 2020 exclude $9,577 and $10,380, respectively, of debt discount, and $34,910 and $37,615, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at June 30, 2021 and December 31, 2020 exclude $14,083 and $14,478, respectively, of debt discount, and $2,877 and $3,004, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the six months ended June 30, 2021:

•In January 2021, the Company repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of its April 2021 maturity date.

At June 30, 2021, the Company has a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.88% at June 30, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $2,599,000 and $2,900,000 outstanding in letters of credit that reduced the borrowing capacity as of June 30, 2021 and December 31, 2020, respectively. In addition, the Company had $36,682,000 and $32,079,000 outstanding in additional letters of credit unrelated to the Credit Facility as of June 30, 2021 and December 31, 2020, respectively.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,373,062,000, excluding communities classified as held for sale, as of June 30, 2021).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% at both June 30, 2021 and December 31, 2020. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), including the effect of certain financing related fees, was 1.6% and 1.7% at June 30, 2021 and December 31, 2020, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at June 30, 2021 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2021	$2,414	$—	$—	N/A
2022	9,918	—	450,000	2.950%
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,677	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,408	—	525,000	3.450%
			300,000	3.500%
2026	13,445	—	475,000	2.950%
			300,000	2.900%
2027	15,880	236,100	400,000	3.350%
2028	20,707	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
2030	12,384	—	700,000	2.300%
Thereafter	176,078	245,338	600,000	2.450%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$297,392	$547,688	$6,750,000

The Company was in compliance at June 30, 2021 with customary financial covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the six months ended June 30, 2021 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	142,223	—	142,223	—	142,223
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	(273)	—	(273)	—	(273)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(16)	(16)
Dividends declared to common stockholders ($1.59 per share)	—	—	(221,779)	—	(221,779)	—	(221,779)
Issuance of common stock, net of withholdings	1	(14,037)	958	—	(13,078)	—	(13,078)
Amortization of deferred compensation	—	7,286	—	—	7,286	—	7,286
Balance at March 31, 2021	$1,396	$10,657,665	$47,151	$(37,883)	$10,668,329	$575	$10,668,904
Net income attributable to common stockholders	—	—	447,953	—	447,953	—	447,953
Loss on cash flow hedges, net	—	—	—	(822)	(822)	—	(822)
Cash flow hedge losses reclassified to earnings	—	—	—	2,366	2,366	—	2,366
Change in redemption value of redeemable noncontrolling interest	—	—	(255)	—	(255)	—	(255)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(7)	(7)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,451)	—	(222,451)	—	(222,451)
Issuance of common stock, net of withholdings	—	2,496	—	—	2,496	—	2,496
Amortization of deferred compensation	—	10,403	—	—	10,403	—	10,403
Balance at June 30, 2021	$1,396	$10,670,564	$272,398	$(36,339)	$10,908,019	$568	$10,908,587

The following summarizes the changes in equity for the six months ended June 30, 2020 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2019	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	167,971	—	167,971	—	167,971
Loss on cash flow hedges, net	—	—	—	(17,603)	(17,603)	—	(17,603)
Cash flow hedge losses reclassified to earnings	—	—	—	1,949	1,949	—	1,949
Change in redemption value of redeemable noncontrolling interest	—	—	471	—	471	—	471
Noncontrolling interests income allocation	—	—	—	—	—	(35)	(35)
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,083)	—	(224,083)	—	(224,083)
Issuance of common stock, net of withholdings	1	(12,492)	(1,616)	—	(14,107)	—	(14,107)
Amortization of deferred compensation	—	7,781	—	—	7,781	—	7,781
Balance at March 31, 2020	$1,407	$10,732,022	$225,656	$(47,157)	$10,911,928	$614	$10,912,542
Net income attributable to common stockholders	—	—	170,828	—	170,828	—	170,828
Loss on cash flow hedges, net	—	—	—	(1,461)	(1,461)	—	(1,461)
Cash flow hedge losses reclassified to earnings	—	—	—	2,301	2,301	—	2,301
Change in redemption value of redeemable noncontrolling interest	—	—	(146)	—	(146)	—	(146)
Noncontrolling interests income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,172)	—	(224,172)	—	(224,172)
Issuance of common stock, net of withholdings	—	1,050	138	—	1,188	—	1,188
Amortization of deferred compensation	—	9,724	—	—	9,724	—	9,724
Balance at June 30, 2020	$1,407	$10,742,796	$172,304	$(46,317)	$10,870,190	$615	$10,870,805

As of June 30, 2021 and December 31, 2020, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the six months ended June 30, 2021, the Company:

i.issued 2,126 shares of common stock in connection with stock options exercised;
ii.issued 1,561 common shares through the Company's dividend reinvestment plan;
iii.issued 151,186 common shares in connection with restricted stock grants and the conversion of performance awards to restricted shares;
iv.withheld 74,726 common shares to satisfy employees' tax withholding and other liabilities;
v.issued 12,145 common shares through the Employee Stock Purchase Plan; and
vi.canceled 709 common shares of restricted stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants as of June 30, 2021 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors voted to terminate the Company’s prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the six months ended June 30, 2021, the Company had no repurchases of shares under this program. As of June 30, 2021, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the six months ended June 30, 2021, the Company had no sales under the program. As of June 30, 2021, the Company had $752,878,000 remaining authorized for issuance under CEP V.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of June 30, 2021, the Company had investments in eight unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the three and six months ended June 30, 2021, Archstone Multifamily Partners AC JV LP (the "AC JV") sold its final two communities, Avalon North Point and Avalon North Point Lofts, located in Cambridge, MA, containing an aggregate of 529 apartment homes, for $325,000,000. The Company's share of the gain was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan to the equity investors in the venture at par.

The following is a combined summary of the financial position of the entities accounted for using the equity method discussed above as of the dates presented, including development joint ventures started and unconsolidated communities sold during the respective periods (dollars in thousands):

	6/30/2021	12/31/2020
	(unaudited)
Assets:
Real estate, net	$1,147,860	$1,249,730
Other assets	473,193	255,606
Total assets	$1,621,053	$1,505,336

Liabilities and partners' capital:
Mortgage notes payable, net (1)	$637,676	$751,257
Other liabilities	169,258	163,808
Partners' capital	814,119	590,271
Total liabilities and partners' capital	$1,621,053	$1,505,336
_________________________________

(1)    The Company has not guaranteed the outstanding debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
	(unaudited)		(unaudited)
Rental and other income (1)	$41,809	$30,427	$66,744	$63,499
Operating and other expenses	(12,126)	(11,732)	(24,293)	(23,912)
Gain on sale of communities	164,317	40	164,317	40
Interest expense, net	(7,582)	(8,053)	(15,250)	(16,109)
Depreciation expense	(7,441)	(8,713)	(15,919)	(17,402)
Net income	$178,977	$1,969	$175,599	$6,116

Company's share of net income from investments in unconsolidated entities	$27,087	$1,041	$27,149	$2,746
Amortization of excess investment and other	(528)	(529)	(1,057)	(1,059)
Income from investments in unconsolidated entities	$26,559	$512	$26,092	$1,687
_________________________________
(1)    Includes unrealized gains on property technology investments during the three and six months ended June 30, 2021.

Investments in Consolidated Real Estate Entities

During the six months ended June 30, 2021, the Company acquired Avalon Arundel Crossing East, located in Linthicum Heights, MD, which contains 384 apartment homes and was acquired for a purchase price of $119,000,000. The Company accounted for this purchase as an asset acquisition and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company used third party pricing or internal models for the value of the land, a valuation model for the value of the building, and an internal model to determine the fair value of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur. The amounts for the three and six months ended June 30, 2021 and 2020, were $1,653,000 and $1,483,000 and $388,000 and $3,722,000, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and six months ended June 30, 2021 and 2020, other than those related to casualty losses from property damage. During the three and six months ended June 30, 2021, the Company recognized a casualty loss of $1,177,000 for the property and casualty damages resulting from a fire at an operating community, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and six months ended June 30, 2021 and 2020, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the three and six months ended June 30, 2021 and 2020.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the six months ended June 30, 2021:

Community Name	Location	Period of sale	Apartment homes	Gross sales price	Gain on Disposition (1)
eaves Stamford	Stamford, CT	Q121	238	$72,000	$53,775
Avalon Norwalk	Norwalk, CT	Q221	311	$103,000	$48,912
AVA Cortez Hill	San Diego, CA	Q221	299	$96,500	$75,716
Avalon Redmond Place	Redmond, WA	Q221	222	$97,700	$72,929
Avalon Bronxville	Bronxville, NY	Q221	110	$89,000	$71,773
Avalon Glen Cove & Avalon Glen Cove North	Glen Cove, NY	Q221	367	$126,000	$65,242
_________________________________
(1)    Gain on disposition was reported in gain on sale of communities on the accompanying Condensed Consolidated Statements of Comprehensive Income.

At June 30, 2021, the Company had no real estate assets that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three and six months ended June 30, 2021, the Company sold 16 and 26 residential condominiums at The Park Loggia, for gross proceeds of $38,392,000 and $53,001,000, respectively, resulting in a gain in accordance with GAAP of $575,000 and $706,000, respectively. As of June 30, 2021, there were 76 residential condominiums remaining to be sold. The Company incurred $1,222,000 and $1,196,000 during the three months ended June 30, 2021 and 2020, respectively, and $2,266,000 and $2,639,000 during the six months ended June 30, 2021 and 2020, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2021 and December 31, 2020, the unsold for-sale residential condominiums at The Park Loggia have an aggregate carrying value of $220,022,000 and $267,219,000, respectively, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

7. Commitments and Contingencies

Lease Obligations

The Company owns nine apartment communities and two commercial properties, located on land subject to ground leases expiring between May 2041 and March 2142. The Company has purchase options for all ground leases expiring prior to 2060. The ground leases for eight of the nine apartment communities and the rest of the ground leases are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases.

As of June 30, 2021 and December 31, 2020, the Company has total operating lease assets of $129,064,000 and $133,581,000, respectively, and lease obligations of $157,305,000 and $161,313,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,896,000 and $4,240,000 for the three months ended June 30, 2021 and 2020, respectively, and $7,723,000 and $8,157,000 for the six months ended June 30, 2021 and 2020, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and three leases for portions of parking garages, adjacent to apartment communities, that are finance leases. As of June 30, 2021 and December 31, 2020, the Company has total finance lease assets of $25,371,000 and $21,685,000, respectively, and total finance lease obligations of $20,143,000 and $20,166,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

8.  Segment Reporting

The Company's reportable operating segments include Same Store, Other Stabilized, and Development/Redevelopment. Annually as of January 1, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change. In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing each segment's performance. The Company's chief operating decision maker ("CODM") is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis, as the Company's commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represents 1.5% and 0.5% of total NOI for the three months ended June 30, 2021 and 2020, respectively, and 1.5% and 1.1% for the six months ended June 30, 2021 and 2020, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and six months ended June 30, 2021 and 2020 is as follows (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net income	$447,977	$170,869	$590,211	$338,875
Indirect operating expenses, net of corporate income	24,318	23,407	48,788	46,206
Expensed transaction, development and other pursuit costs, net of recoveries	1,653	388	1,483	3,722
Interest expense, net	56,104	53,399	108,717	109,313
Loss (gain) on extinguishment of debt, net	—	268	(122)	9,438
General and administrative expense	18,465	15,573	35,817	32,893
Income from investments in unconsolidated entities	(26,559)	(512)	(26,092)	(1,687)
Depreciation expense	184,472	176,249	367,769	354,160
Income tax expense (benefit)	10	(1,133)	(745)	(1,042)
Casualty and impairment loss	1,177	—	1,177	—
Gain on sale of communities	(334,569)	(35,295)	(388,296)	(59,731)
Gain on other real estate transactions, net	(32)	(156)	(459)	(199)
Net for-sale condominium activity	647	(1,348)	1,560	(4,808)
Net operating income from real estate assets sold or held for sale	(4,749)	(13,581)	(10,549)	(28,572)
Net operating income	$368,914	$388,128	$729,259	$798,568

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Rental income from real estate assets sold or held for sale	$7,719	$21,399	$17,307	$44,529
Operating expenses from real estate assets sold or held for sale	(2,970)	(7,818)	(6,758)	(15,957)
Net operating income from real estate assets sold or held for sale	$4,749	$13,581	$10,549	$28,572

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2021. Segment information for the three and six months ended June 30, 2021 and 2020 has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through June 30, 2021, or otherwise qualify as held for sale as of June 30, 2021, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the six months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended June 30, 2021
Same Store
New England	$74,259	$47,895	$147,577	$94,163	$2,772,638
Metro NY/NJ	105,355	70,944	210,304	142,584	4,114,155
Mid-Atlantic	82,232	54,823	163,460	110,083	3,485,698
Southeast Florida	7,706	4,557	14,948	8,746	395,009
Denver, CO	5,853	3,935	11,505	7,954	319,994
Pacific Northwest	26,935	18,298	53,548	36,192	1,054,701
Northern California	89,591	63,506	179,997	127,569	3,450,054
Southern California	108,710	73,364	215,801	145,899	4,373,247
Total Same Store	500,641	337,322	997,140	673,190	19,965,496

Other Stabilized	29,499	19,123	56,264	36,049	1,338,844
Development / Redevelopment	23,076	12,469	40,483	20,020	2,324,779
Land Held for Development	N/A	N/A	N/A	N/A	100,106
Non-allocated (2)	808	N/A	1,685	N/A	322,576

Total	$554,024	$368,914	$1,095,572	$729,259	$24,051,801

For the period ended June 30, 2020
Same Store
New England	$77,240	$52,030	$156,085	$104,299	$2,751,535
Metro NY/NJ	106,452	73,858	219,266	153,511	4,097,021
Mid-Atlantic	84,634	59,217	172,954	122,975	3,462,890
Southeast Florida	7,364	4,298	14,868	8,423	393,329
Denver, CO	5,166	3,326	10,335	6,666	318,833
Pacific Northwest	28,105	19,932	57,263	41,065	1,049,913
Northern California	103,867	79,384	210,744	161,263	3,427,805
Southern California	109,869	76,433	227,468	160,671	4,345,382
Total Same Store	522,697	368,478	1,068,983	758,873	19,846,708

Other Stabilized	24,642	16,055	49,673	32,552	1,209,541
Development / Redevelopment	7,368	3,595	14,181	7,143	1,614,237
Land Held for Development	N/A	N/A	N/A	N/A	39,829
Non-allocated (2)	299	N/A	690	N/A	407,361

Total	$555,006	$388,128	$1,133,527	$798,568	$23,117,676
__________________________________
(1)Does not include gross real estate assets held for sale or classified as held for sale subsequent to June 30, 2020 of $672,125.
(2)Revenue represents third-party management, accounting, and developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9.  Stock-Based Compensation Plans

As part of its long-term compensation plans, the Company has granted stock options, performance awards and restricted stock. Details of the outstanding awards and activity are presented below.

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three and six months ended June 30, 2021, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2020	12,506	$129.35
Exercised	(2,126)	121.78
Granted (1)	294,115	180.32
Forfeited	(1,571)	180.32
Options Outstanding, June 30, 2021	302,924	$178.63
Options Exercisable, June 30, 2021	10,380	$130.90
__________________________________
(1)Includes 4,847 options resulting from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

The Company granted stock options in 2021 with the exercise price equal to the closing stock price on the date of grant. The stock options awarded in 2021 will cliff vest in two years on March 1, 2023 and they have a ten-year term. The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2021
Dividend yield	3.5%
Estimated volatility	27.1%
Risk free rate	0.81%
Expected life of options	5 years
Estimated fair value	$28.64

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2020	241,921	$195.13
Granted (1)	138,033	191.12
Change in awards based on performance (2)	(37,469)	156.00
Converted to common shares	(56,545)	156.00
Forfeited	(240)	208.35
Outstanding at June 30, 2021	285,700	$206.06
__________________________________
(1)The amount of common shares that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 69,064 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 68,969 performance awards.
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

For the portion of the performance awards granted in 2021 for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $178.38, and the Company's estimate of corporate achievement for the financial metrics.

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2020	131,724	$203.28	146,319
Granted - restricted stock shares	94,641	176.32	—
Vested - restricted stock shares	(66,038)	192.17	(71,535)
Forfeited	(709)	197.01	—
Outstanding at June 30, 2021	159,618	$191.92	74,784

Total employee stock-based compensation cost recognized in income was $12,897,000 and $11,624,000 for the six months ended June 30, 2021 and 2020, respectively, and total capitalized stock-based compensation cost was $4,599,000 and $6,174,000 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was a total unrecognized compensation cost of $57,078,000 for unvested restricted stock, stock options and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 2.1 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $808,000 and $926,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,685,000 and $1,933,000 for the six months ended June 30, 2021 and 2020, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,199,000 and $5,408,000 as of June 30, 2021 and December 31, 2020, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $476,000 and $446,000 in the three months ended June 30, 2021 and 2020, respectively, and $941,000 and $901,000 in the six months ended June 30, 2021 and 2020, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,543,000 and $614,000 on June 30, 2021 and December 31, 2020, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at June 30, 2021 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$410,950	$150,000
Weighted average interest rate (1)	1.6%	N/A
Weighted average swapped/capped interest rate	6.1%	1.5%
Earliest maturity date	July 2021	September 2021
Latest maturity date	February 2026	September 2021
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

During the six months ended June 30, 2021, the Company terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020, receiving a payment of $6,962,000. The Company recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the six months ended June 30, 2021 included in interest expense, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

In addition, during the three and six months ended June 30, 2021, the Company entered into $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2021.

The Company is party to five derivatives not designated as hedges at June 30, 2021 for which the fair value changes for the three and six months ended June 30, 2021 and 2020 were not material.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss as a component of interest expense, net (dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Cash flow hedge losses reclassified to earnings	$2,366	$2,301	$4,733	$4,250

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	6/30/2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$97	$—	$97	$—
Interest Rate Swaps - Assets	88	—	88	—
Interest Rate Swaps - Liabilities	(910)	—	(910)	—
DownREIT units	(1,565)	(1,565)	—	—
Indebtedness
Fixed rate unsecured notes	(7,061,205)	(7,061,205)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(1,007,522)	—	(1,007,522)	—
Total	$(8,071,017)	$(7,062,770)	$(1,008,247)	$—

	12/31/2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$6	$—	$6	$—
Interest Rate Swaps - Assets	4,308	—	4,308	—
DownREIT units	(1,203)	(1,203)	—	—
Indebtedness
Fixed rate unsecured notes	(7,271,799)	(7,271,799)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(1,043,976)	—	(1,043,976)	—
Total	$(8,312,664)	$(7,273,002)	$(1,039,662)	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and did not identify any items for disclosure.

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

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, Southeast Florida, Denver, Colorado, the Pacific Northwest, and Northern and Southern California. We are pursuing opportunities in new expansion markets of Dallas and Austin, Texas, and Charlotte and Raleigh-Durham, North Carolina. We focus on leading metropolitan areas that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered and will continue in the future to offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; leveraging our scale and competencies in technology and data science to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

Second Quarter 2021 Highlights

•Net income attributable to common stockholders for the three months ended June 30, 2021 was $447,953,000, an increase of $277,125,000, or 162.2%, as compared to the prior year period. The increase is primarily due to an increase in gains on consolidated and unconsolidated real estate dispositions in the current year period and an increase in NOI from our Development communities, partially offset by a decrease in Same Store NOI.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended June 30, 2021 was $333,449,000, a decrease of $33,920,000, or 9.2%, from the prior year period. The decrease was due to a decrease in Residential rental revenues of $24,577,000, or 4.7%, as well as an increase in Residential property operating expenses of $9,187,000, or 6.0%, over the prior year period.

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

The COVID-19 pandemic continues to affect our rental operations including (i) revenues and expenses, as well as (ii) our collections and associated outstanding receivables. For further discussion see "Results of Operations." The following table presents the percentage of (i) apartment base rent charged to residents and (ii) other rentable items, including parking and storage rent, along with pet and other fees in accordance with residential leases, that has been collected ("Collected Residential Revenue") for our 2021 Same Store communities for the three months ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021 (unaudited). Collected Residential Revenue excludes transactional and other fees.

	At quarter end (1)(2)	At July 31, 2021 (3)(4)
Q2 2020	95.4%	98.3%
Q3 2020	95.1%	97.7%
Q4 2020	94.7%	97.3%
Q1 2021	94.7%	96.7%
Q2 2021	95.0%	96.1%
_________________________
(1)Collections presented reflect our 2021 Same Store communities and exclude commercial revenue, which was 0.6% and 1.1% of our 2020 and 2019 Same Store total revenue, respectively.
(2)The Collected Residential Revenue percentage as of June 30, 2020 for Q2 2020, September 30, 2020 for Q3 2020, December 31, 2020 for Q4 2020, March 31, 2021 for Q1 2021 and June 30, 2021 for Q1 2021, respectively.
(3)The percentage of Collected Residential Revenue as of July 31, 2021.
(4)Collected Residential Revenue for July 2021 as of July 31, 2021 was 93.4%.

The collection rates are based on individual resident activity as reflected in our property management systems and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. At June 30, 2021, our outstanding rent receivable balance for residential and commercial tenants, net of reserves, decreased to $15,047,000 from $18,159,000 at December 31, 2020.

Second Quarter 2021 Development Highlights

At June 30, 2021, we owned or held a direct or indirect interest in:

•14 wholly-owned communities under construction, which are expected to contain 3,988 apartment homes with a projected total capitalized cost of $1,553,000,000, and two unconsolidated communities under construction, which are expected to contain 803 apartment homes with a projected total capitalized cost of $386,000,000.

•Land or rights to land on which we expect to develop an additional 23 apartment communities that, if developed as expected, will contain 7,802 apartment homes and will be developed for an aggregate total capitalized cost of $3,120,000,000.

During the three months ended June 30, 2021, we sold six wholly-owned operating communities containing 1,309 apartment homes for $512,200,000, and our gain in accordance with GAAP was $334,572,000. In addition, we sold 16 residential condominiums at The Park Loggia, for gross proceeds of $38,392,000, resulting in a gain in accordance with GAAP of $575,000.

During the three months ended June 30, 2021, we acquired Avalon Arundel Crossing East, located in Linthicum Heights, MD, which is adjacent to our Avalon Arundel Crossing operating community. Avalon Arundel Crossing East contains 384 apartment homes and was acquired for a purchase price of $119,000,000.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities, consolidated and unconsolidated communities in various stages of development ("Development" communities and "Unconsolidated Development" communities) and Development Rights (as defined below). Our current operating communities are further classified as Same Store communities, Other Stabilized communities, Lease-Up communities, Redevelopment communities and Unconsolidated communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store consists of consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Southeast Florida, Denver, Colorado, Pacific Northwest, and Northern and Southern California), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the six month periods ended June 30, 2021 and 2020, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2020, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of June 30, 2021 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized consists of all other completed consolidated communities that have stabilized occupancy, as defined above, as of January 1, 2021, or which were acquired subsequent to January 1, 2020. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

•Lease-Up consists of consolidated communities where construction has been complete for less than one year and that do not have stabilized occupancy.

•Redevelopment consists of consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when (i) capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment gross cost basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

•Unconsolidated consists of communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

Development consists of consolidated communities that are under construction and for which a certificate or certificates of occupancy for the entire community have not been received. These communities may be partially complete and operating.

Unconsolidated Development consists of communities that are under construction and for which a certificate or certificates of occupancy for the entire community have not been received that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture. These communities may be partially complete and operating.

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

As of June 30, 2021, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	37	9,536
Metro NY/NJ	42	12,008
Mid-Atlantic	38	13,417
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	16	4,217
Northern California	39	11,829
Southern California	57	16,761
Total Same Store	237	70,068

Other Stabilized:
New England	3	703
Metro NY/NJ	4	1,742
Mid-Atlantic	1	384
Southeast Florida	—	—
Denver, CO	—	—
Pacific Northwest	3	1,012
Northern California	1	289
Southern California	—	—
Total Other Stabilized	12	4,130

Lease-Up	11	3,598

Redevelopment	2	572

Unconsolidated	10	2,590

Total Current	272	80,958

Development	14	3,988

Unconsolidated Development	2	803

Total Communities	288	85,749

Development Rights	23	7,802

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic continues to affect our business, and may continue to do so. See also Part II, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and six months ended June 30, 2021 and 2020 follows (unaudited, dollars in thousands).

	For the three months ended				For the six months ended
	6/30/2021	6/30/2020	$ Change	% Change	6/30/2021	6/30/2020	$ Change	% Change

Revenue:
Rental and other income	$560,935	$575,479	$(14,544)	(2.5)%	$1,111,194	$1,176,123	$(64,929)	(5.5)%
Management, development and other fees	808	926	(118)	(12.7)%	1,685	1,933	(248)	(12.8)%
Total revenue	561,743	576,405	(14,662)	(2.5)%	1,112,879	1,178,056	(65,177)	(5.5)%

Expenses:
Direct property operating expenses, excluding property taxes	116,506	106,753	9,753	9.1%	231,214	214,934	16,280	7.6%
Property taxes	70,776	67,013	3,763	5.6%	140,186	134,039	6,147	4.6%
Total community operating expenses	187,282	173,766	13,516	7.8%	371,400	348,973	22,427	6.4%

Corporate-level property management and other indirect operating expenses	(25,116)	(24,337)	(779)	3.2%	(50,459)	(48,149)	(2,310)	4.8%
Expensed transaction, development and other pursuit costs, net of recoveries	(1,653)	(388)	(1,265)	326.0%	(1,483)	(3,722)	2,239	(60.2)%
Interest expense, net	(56,104)	(53,399)	(2,705)	5.1%	(108,717)	(109,313)	596	(0.5)%
(Loss) gain on extinguishment of debt, net	—	(268)	268	100.0%	122	(9,438)	9,560	N/A (1)
Depreciation expense	(184,472)	(176,249)	(8,223)	4.7%	(367,769)	(354,160)	(13,609)	3.8%
General and administrative expense	(18,465)	(15,573)	(2,892)	18.6%	(35,817)	(32,893)	(2,924)	8.9%
Casualty and impairment loss	(1,177)	—	—	100.0%	(1,177)	—	(1,177)	100.0%
Income from investments in unconsolidated entities	26,559	512	26,047	N/A (1)	26,092	1,687	24,405	N/A (1)
Gain on sale of communities	334,569	35,295	299,274	847.9%	388,296	59,731	328,565	550.1%
Gain on other real estate transactions, net	32	156	(124)	(79.5)%	459	199	260	130.7%
Net for-sale condominium activity	(647)	1,348	(1,995)	N/A (1)	(1,560)	4,808	(6,368)	N/A (1)
Income before income taxes	447,987	169,736	278,251	163.9%	589,466	337,833	251,633	74.5%
Income tax (expense) benefit	(10)	1,133	(1,143)	N/A (1)	745	1,042	(297)	N/A (1)
Net income	447,977	170,869	277,108	162.2%	590,211	338,875	251,336	74.2%

Net income attributable to noncontrolling interests	(24)	(41)	17	(41.5)%	(35)	(76)	41	(53.9)%

Net income attributable to common stockholders	$447,953	$170,828	$277,125	162.2%	$590,176	$338,799	$251,377	74.2%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders increased $277,125,000, or 162.2%, to $447,953,000 and $251,377,000, or 74.2%, to $590,176,000 for the three and six months ended June 30, 2021 as compared to the prior year periods. The increase for the three and six months ended June 30, 2021 is primarily due to an increase in gains on consolidated and unconsolidated real estate dispositions in the current year periods and an increase in NOI from our Development communities, partially offset by a decrease in Same Store NOI.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, (gain) loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated real estate entities, depreciation expense, corporate income tax (benefit) expense, casualty and impairment (gain) loss, net, gain on sale of communities, (gain) loss on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to the Company's apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and six months ended June 30, 2021 and 2020 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Net income	$447,977	$170,869	$590,211	$338,875
Indirect operating expenses, net of corporate income	24,318	23,407	48,788	46,206
Expensed transaction, development and other pursuit costs, net of recoveries	1,653	388	1,483	3,722
Interest expense, net	56,104	53,399	108,717	109,313
(Loss) gain on extinguishment of debt, net	—	268	(122)	9,438
General and administrative expense	18,465	15,573	35,817	32,893
Income from investments in unconsolidated entities	(26,559)	(512)	(26,092)	(1,687)
Depreciation expense	184,472	176,249	367,769	354,160
Income tax expense (benefit)	10	(1,133)	(745)	(1,042)
Casualty and impairment loss	1,177	—	1,177	—
Gain on sale of real estate assets	(334,569)	(35,295)	(388,296)	(59,731)
Gain on other real estate transactions, net	(32)	(156)	(459)	(199)
Net for-sale condominium activity	647	(1,348)	1,560	(4,808)
Net operating income from real estate assets sold or held for sale	(4,749)	(13,581)	(10,549)	(28,572)
NOI	368,914	388,128	729,259	798,568

Commercial NOI (1)	(5,678)	(1,986)	(11,045)	(8,769)
Residential NOI	$363,236	$386,142	$718,214	$789,799
_________________________
(1)Represents results attributable to the non-apartment components of our mixed-use communities and other non-residential operations ("Commercial").

The Residential NOI changes for the three and six months ended June 30, 2021, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the six months ended
	6/30/2021	6/30/2021

Same Store	$(33,920)	$(87,641)
Other Stabilized	2,104	3,100
Development / Redevelopment	8,910	12,956
Total	$(22,906)	$(71,585)

Rental and other income decreased $14,544,000, or 2.5%, and $64,929,000, or 5.5%, for the three and six months ended June 30, 2021 compared to the prior year periods. The decrease for the three and six months ended June 30, 2021 is primarily due to decreased rental rates, amortization of concessions at our Same Store communities and decreased rental income from dispositions, partially offset by additional rental income generated from development completions and development under construction and in lease-up, as well as increased occupancy at our Same Store communities. Results for the three and six months ended June 30, 2021 were also impacted by uncollectible lease revenue.

•For the three months ended June 30, 2021, uncollectible lease revenue improved by $5,034,000, composed of $425,000 for Residential revenue and $4,609,000 for Commercial revenue, compared to the prior year period.

•For the six months ended June 30, 2021, uncollectible lease revenue increased by $9,431,000, reducing residential revenue by $13,143,000, while improving Commercial revenue by $3,712,000, compared to the prior year period.

As a result of the pandemic, we increased our use of residential concessions during 2020 and the three and six months ended June 30, 2021 as compared to the prior year periods. The increased concessions, which are amortized on a straight-line basis over the life of the respective leases (generally one year), contributed to the overall decline in our rental revenue during the three and six months ended June 30, 2021 and will continue to impact rental revenue throughout 2021. The amortization of residential concessions for our consolidated communities increased by $15,810,000 and $30,793,000 in the three and six months ended June 30, 2021, respectively, as compared to the prior year periods, and the remaining net unamortized balance of residential concessions as of June 30, 2021 was $33,840,000.

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

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities increased to 74,999 apartment homes for the six months ended June 30, 2021, compared to 74,079 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home decreased to $2,466 for the six months ended June 30, 2021 compared to $2,642 in the prior year period.

Same Store rental revenue decreased $21,899,000, or 4.2%, and $71,590,000, or 6.7%, for the three and six months ended June 30, 2021, compared to the prior year periods. Residential rental revenue decreased $24,577,000, or 4.7%, and $73,463,000, or 6.9%, for the three and six months ended June 30, 2021, compared to the prior year periods. The decrease for the three month ended June 30, 2021 was partially offset by a decrease in uncollectible lease revenue of $773,000. For the six months ended June 30, 2021, uncollectible lease revenue contributed $11,572,000 to the decrease in rental revenue from the prior year period. Commercial rental revenue increased $2,676,000, or 135.5%, and $1,873,000, or 24.7%, for the three and six months ended June 30, 2021, compared to the prior year periods. The increase in Commercial revenue was due in part to a reduction in uncollectible lease revenue of $3,455,000 and $3,022,000, for the three and six months ended June 30, 2021, respectively.

The following table presents the change in Same Store Residential rental revenue for the three and six months ended June 30, 2021, compared to the prior year periods (unaudited):

	For the three months ended	For the six months ended
	6/30/2021	6/30/2021
Residential rental revenue
Lease rates	(4.0)%	(3.8)%
Concessions and other discounts	(2.7)%	(2.5)%
Economic Occupancy	1.6%	0.4%
Other rental revenue	0.3%	0.1%
Uncollectible lease revenue	0.1%	(1.1)%
Total Residential rental revenue	(4.7)%	(6.9)%

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between rental rates and Economic Occupancy for the six months ended June 30, 2021 (unaudited).

	For the six months ended June 30, 2021
	Residential rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2021	2020	2021 to 2020	2021 to 2020	2021	2020	2021 to 2020	2021	2020	2021 to 2020
New England	$147,377	$155,992	$(8,615)	(5.5)%	$2,695	$2,874	(6.2)%	95.6%	94.9%	0.7%
Metro NY/NJ	207,603	217,991	(10,388)	(4.8)%	2,998	3,172	(5.5)%	96.1%	95.4%	0.7%
Mid-Atlantic	161,813	171,375	(9,562)	(5.6)%	2,114	2,230	(5.2)%	95.1%	95.5%	(0.4)%
Southeast Florida	14,918	14,840	78	0.5%	2,136	2,200	(2.9)%	95.9%	92.5%	3.4%
Denver, CO	11,503	10,336	1,167	11.3%	1,831	1,712	7.0%	96.4%	92.1%	4.3%
Pacific Northwest	51,875	55,650	(3,775)	(6.8)%	2,148	2,283	(5.9)%	95.4%	96.3%	(0.9)%
Northern California	178,360	208,857	(30,497)	(14.6)%	2,611	3,067	(14.9)%	96.3%	96.0%	0.3%
Southern California	213,560	225,431	(11,871)	(5.3)%	2,201	2,343	(6.1)%	96.5%	95.7%	0.8%
Total Same Store	$987,009	$1,060,472	$(73,463)	(6.9)%	$2,447	$2,640	(7.3)%	95.9%	95.5%	0.4%
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

Direct property operating expenses, excluding property taxes, increased $9,753,000, or 9.1%, and $16,280,000, or 7.6%, for the three and six months ended June 30, 2021, compared to the prior year periods. The increases for the three and six months ended June 30, 2021 are primarily due to the addition of newly developed apartment communities, as well as the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Same Store Residential direct property operating expenses, excluding property taxes, represents 99.9% of total Same Store operating expenses for the three and six months ended June 30, 2021. Residential direct property operating expenses, excluding property taxes, increased $7,260,000, or 7.6%, and $11,029,000, or 5.8%, for the three and six months ended June 30, 2021 compared to the prior year periods. The increases for the three and six months ended June 30, 2021 are primarily due to the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Property taxes increased $3,763,000, or 5.6%, and $6,147,000, or 4.6%, for the three and six months ended June 30, 2021, compared to the prior year periods. The increases for the three and six months ended June 30, 2021 are primarily due to the addition of newly developed apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents 98.8% of total Same Store property taxes for the three and six months ended June 30, 2021. Residential property taxes increased $1,927,000, or 3.3%, and $2,897,000, or 2.5%, for the three and six months ended June 30, 2021, compared to the prior year periods. The increases for the three and six months ended June 30, 2021 are primarily due to increased assessments across the portfolio in the current year periods and successful appeals in the prior year periods. The increase for the six months ended June 30, 2021 was partially offset by a successful appeal in Metro NY/NJ in the current year period.

Corporate-level property management and other indirect operating expenses increased $779,000, or 3.2%, and $2,310,000, or 4.8%, for the three and six months ended June 30, 2021, compared to the prior year periods, primarily due to increased compensation related costs and costs related to an increased investment in technology initiatives to improve efficiency in services for resident and prospects in the current year periods.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, increased $1,265,000 for the three months ended June 30, 2021 and decreased $2,239,000 for the six months ended June 30, 2021 as compared to the prior year periods. The amounts for the three and six months ended June 30, 2021, include the non-cash write-off of asset management fee intangibles associated with the disposition of the final two communities in Multifamily Partners AC JV LP (the “AC JV”).

Interest expense, net increased $2,705,000, or 5.1%, for the three months ended June 30, 2021, compared to the prior year period. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark to market impact from derivatives not in qualifying hedge relationships. The increase for the three months ended June 30, 2021 was primarily due to a decrease in capitalized interest, partially offset by lower overall effective rates on unsecured indebtedness and a combination of a decrease in variable rates on, and amounts of, secured indebtedness.

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

Depreciation expense increased $8,223,000, or 4.7%, and $13,609,000, or 3.8%, for the three and six months ended June 30, 2021, as compared to the prior year periods, primarily due to the addition of newly developed apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) increased $2,892,000, or 18.6%, and $2,924,000, or 8.9%,for the three and six months ended June 30, 2021, as compared to the prior year periods, primarily due to increases in compensation related expenses and legal settlements in the current year periods.

Casualty and impairment loss for the three and six months ended June 30, 2021 consists of a $1,177,000 charge recognized for the property and casualty damages resulting from a fire at an operating community that occurred during the three months ended June 30, 2021.

Income from investments in unconsolidated entities increased $26,047,000 and $24,405,000 for the three and six months ended June 30, 2021, compared to the prior year periods, primarily due to gains on the sale of the final two communities in the AC JV.

Gain on sale of communities increased by $299,274,000 and $328,565,000 for the three and six months ended June 30, 2021, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Net for-sale condominium activity is a net expense of $647,000 and $1,560,000 for the three and six months ended June 30, 2021 and a net gain of $1,348,000 and $4,808,000 for the three and six months ended June 30, 2020, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the three and six months ended June 30, 2021, we sold 16 and 26 residential condominiums at The Park Loggia, for gross proceeds of $38,392,000 and $53,001,000, resulting in gains in accordance with GAAP of $575,000 and $706,000, respectively. During the three and six months ended June 30, 2020, we sold 16 and 52 residential condominiums at The Park Loggia for gross proceeds of $61,207,000 and $166,814,000, resulting in gains in accordance with GAAP of $2,544,000 and $7,447,000, respectively. In addition, we incurred $1,222,000 and $1,196,000 for the three months ended June 30, 2021 and 2020, respectively, and $2,266,000 and $2,639,000 for the six months ended June 30, 2021 and 2020, respectively, in marketing, operating and administrative costs.

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
•gains or losses on sales of assets not subject to depreciation and other investment gains or losses;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020

Net income attributable to common stockholders	$447,953	$170,828	$590,176	$338,799
Depreciation - real estate assets, including joint venture adjustments	183,257	175,558	365,571	352,986
Distributions to noncontrolling interests	12	12	24	24
Gain on sale of unconsolidated entities holding previously depreciated real estate	(23,305)	—	(23,305)	—
Gain on sale of previously depreciated real estate	(334,569)	(35,295)	(388,296)	(59,731)
Casualty and impairment loss on real estate	1,177	—	1,177	—
FFO attributable to common stockholders	274,525	311,103	545,347	632,078

Adjusting items:
Unconsolidated entity (gains) losses (1)	(2,233)	—	(2,132)	—
Business interruption insurance proceeds	—	(103)	—	(103)
Lost NOI from casualty losses covered by business interruption insurance	—	48	—	48
Loss (gain) on extinguishment of consolidated debt	—	268	(122)	9,438
Gain on interest rate contract	—	—	(2,654)	—
Advocacy contributions	—	1,465	—	1,766
Executive transition compensation costs	407	—	2,188	—
Severance related costs	102	89	102	2,040
Development pursuit write-offs and expensed transaction costs, net of recoveries	527	269	302	3,389
Gain on for-sale condominiums (2)	(575)	(2,544)	(706)	(7,447)
For-sale condominium marketing, operating and administrative costs (2)	1,222	1,196	2,266	2,639
For-sale condominium imputed carry cost (3)	1,979	2,824	4,131	6,433
Gain on other real estate transactions, net	(32)	(156)	(459)	(199)
Legal settlements	1,018	(67)	1,078	(24)
Income tax expense (benefit)	10	(1,133)	(745)	(1,042)
Core FFO attributable to common stockholders	$276,950	$313,259	$548,596	$649,016

Weighted average common shares outstanding - diluted	139,650,639	140,738,160	139,601,526	140,752,331

EPS per common share - diluted	$3.21	$1.21	$4.23	$2.41
FFO per common share - diluted	$1.97	$2.21	$3.91	$4.49
Core FFO per common share - diluted	$1.98	$2.23	$3.93	$4.61
_________________________
(1)Amounts for the three and six months ended June 30, 2021 include unrealized gains on property technology investments of $3,272, partially offset by the write-off of asset management fee intangibles associated with the disposition of the final two AC JV communities.
(2)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net expense of $647 and $1,560 for the three and six months ended June 30, 2021 and a net gain of $1,348 and $4,808 for the three and six months ended June 30, 2020.
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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the six months ended
	6/30/2021	6/30/2020	6/30/2021	6/30/2020
Net cash provided by operating activities	$238,484	$287,213	$568,629	$628,917
Net cash provided by (used in) investing activities	$245,157	$(49,061)	$89,205	$(185,128)
Net cash used in financing activities	$(226,268)	$(690,879)	$(484,261)	$(155,709)

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

We had cash, cash equivalents and cash in escrow of $487,105,000 at June 30, 2021, an increase of $173,573,000 from $313,532,000 at December 31, 2020. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $568,629,000 for the six months ended June 30, 2021 from $628,917,000 for the six months ended June 30, 2020, primarily due to decreases in rental income, including the impact of uncollectible lease revenue.

Investing Activities — Net cash provided by investing activities totaled $89,205,000 for the six months ended June 30, 2021. The net cash provided was primarily due to:

•net proceeds from the disposition of six operating communities and ancillary real estate of $575,431,000; and
•net proceeds from the sale of for-sale residential condominiums of $48,655,000.

These amounts are partially offset by:

•investment of $325,692,000 in the development and redevelopment of communities;
•acquisition of an operating community for $118,572,000; and
•capital expenditures of $59,741,000 for our operating communities and non-real estate assets.

Financing Activities — Net cash used in financing activities totaled $484,261,000 for the six months ended June 30, 2021.
The net cash used was primarily due to:

•payment of cash dividends in the amount of $444,572,000; and
•mortgage note repayments and principal amortization payments in the amount of $34,734,000.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.87% at July 30, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $1,885,000 outstanding in letters of credit that reduced our borrowing capacity as of July 30, 2021. In addition, we had $37,282,000 outstanding in additional letters of credit unrelated to the Credit Facility as of July 30, 2021.

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

We were in compliance with these covenants at June 30, 2021.

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

Continuous Equity Offering Program

In May 2019, we commenced our fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the six months ended June 30, 2021 and through July 30, 2021, we had no sales under the program. As of July 30, 2021, there are no outstanding forward sale agreements and we had $752,878,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

During the six months ended June 30, 2021, we terminated $150,000,000 of forward interest rate swap agreements for which we ceased hedge accounting in 2020 (the "Swaps"), receiving a payment of $6,962,000. We recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the six months ended June 30, 2021 included in interest expense, net on the accompanying Condensed Consolidated Statements of Comprehensive Income included elsewhere in this report.

During the three and six months ended June 30, 2021, we entered into $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2021.

In July 2021, we entered into $200,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2021 and 2022.

Stock Repurchase Program

In July 2020, our Board of Directors voted to terminate our prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in our discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the six months ended June 30, 2021 and through July 30, 2021, we had no repurchases of shares under this program. As of July 30, 2021, we had $316,148,000 remaining authorized for purchase under this program.

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

During the six months ended June 30, 2021, we repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of the April 2021 maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at June 30, 2021 and December 31, 2020 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2020	6/30/2021	2021	2022	2023	2024	2025	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,399	$36,089	$319	$663	$699	$737	$778	$32,893
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				98,599	98,289	319	663	699	737	778	95,093
Variable rate
Avalon Acton	1.07%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.72%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.72%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.65%	May-2029	(4)	93,500	88,300	—	5,600	6,100	6,800	7,300	62,500
Avalon San Bruno I	1.61%	Dec-2037	(4)	63,850	63,250	1,300	2,000	2,200	2,300	2,400	53,050
				470,850	465,050	1,300	7,600	8,300	9,100	9,700	429,050
Conventional loans
Fixed rate
$450 million unsecured notes	4.30%	Sep-2022		450,000	450,000	—	450,000	—	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	250,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	350,000	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	300,000	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	525,000	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	300,000	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
Avalon Walnut Creek	4.00%	Jul-2066		4,001	4,001	—	—	—	—	—	4,001
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021	(5)	27,844	—	—	—	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	12,170	11,390	795	1,655	1,740	1,840	1,930	3,430
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,810,365	6,781,741	795	451,655	601,740	301,840	826,930	4,598,781

Variable rate
Term Loan - $100 million	1.18%	Feb-2022		100,000	100,000	—	100,000	—	—	—	—
Term Loan - $150 million	1.11%	Feb-2024		150,000	150,000	—	—	—	150,000	—	—
				250,000	250,000	—	100,000	—	150,000	—	—

Total indebtedness - excluding Credit Facility				$7,629,814	$7,595,080	$2,414	$559,918	$610,739	$461,677	$837,408	$5,122,924
_________________________
(1)Rates are given as of June 30, 2021 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $44,487 and $47,995 as of June 30, 2021 and December 31, 2020, respectively, and deferred financing costs and debt discount associated with secured notes of $16,960 and $17,482 as of June 30, 2021 and December 31, 2020, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of June 30, 2021, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of June 30, 2021, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYTA MF Investors LLC
1. Avalon Bowery Place I - New York, NY		206	$209,452	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,028	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,128	112,330	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	127,952	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	121,400	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	760,960	395,769		3.88%

Archstone Multifamily Partners AC LP
1. Avalon Studio 4121 - Studio City, CA		149	57,212	26,646	Fixed	3.34%	Nov 2022
2. Avalon Station 250 - Dedham, MA		285	98,952	51,893	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower - Bethesda, MD		237	80,960	40,227	Fixed	3.74%	Sep 2022
Total Archstone Multifamily Partners AC LP	28.6%	671	237,124	118,766		3.65%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	129,045	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	20,695	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	148,428	123,695		3.27%

Total Unconsolidated Investments		2,590	$1,146,512	$638,230		3.72%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of June 30, 2021.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.

During the three and six months ended June 30, 2021, the AC JV sold Avalon North Point and Avalon North Point Lofts, its final two communities containing an aggregate of 529 apartment homes, for an aggregate sales price of $325,000,000. Our share of the gain was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan to the equity investors in the venture at par.

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
(3)Our total expected equity investment in AVA Arts District is approximately $27,600,000, of which $25,600,000 has already been contributed. The venture has secured a variable rate construction loan with a maximum borrowing of $167,147,000 to fund approximately 60% of the development of AVA Arts District, of which no amounts have been drawn as of June 30, 2021. The venture will commence draws under the loan subsequent to required equity contributions by the venture partners. We have guaranteed the construction loan on behalf of the venture, and any obligations we may incur under the construction loan guarantee, except to the extent that our misconduct gave rise to the obligation, are required capital contributions of the partners based on ownership interest.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of June 30, 2021, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of June 30, 2021, we owned or held a direct interest in 14 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 3,988 apartment homes and 43,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,553,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Harrison (4) Harrison, NY	143	$87	Q4 2018	Q3 2021	Q2 2022	Q3 2022
2.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q3 2022	Q1 2023
3.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q2 2022
4.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q4 2022
5.	AVA RiNo Denver, CO	246	87	Q4 2019	Q4 2021	Q1 2022	Q3 2022
6.	Avalon Monrovia Monrovia, CA	154	69	Q4 2019	Q2 2021	Q3 2021	Q4 2021
7.	Avalon Harbor Isle Island Park, NY	172	90	Q4 2020	Q1 2022	Q3 2022	Q1 2023
8.	Avalon Easton II Easton, MA	44	15	Q4 2020	Q3 2021	Q4 2021	Q1 2022
9.	Avalon Somerville Station Somerville, NJ	375	116	Q4 2020	Q2 2022	Q3 2023	Q1 2024
10.	Avalon North Andover North Andover, MA	170	56	Q2 2021	Q4 2022	Q1 2023	Q3 2023
11.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
12.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q4 2023
13.	Avalon Amityville I Amityville, NY	338	129	Q2 2021	Q1 2023	Q1 2024	Q3 2024
14.	Avalon Bothell Commons I Bothell, WA	472	203	Q2 2021	Q2 2023	Q1 2024	Q3 2024
	Total	3,988	$1,553
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
(4)Avalon Harrison contains 27,000 square feet of commercial space.

During the three months ended June 30, 2021, we completed the development of the following communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.
1.	Avalon Old Bridge Old Bridge, NJ	252	$72	305,085	$236
2.	Avalon 555 President Baltimore, MD	400	138	332,454	$415
3.	Kanso Twinbrook Rockville, MD	238	67	199,122	$336
4.	Avalon Newcastle Commons II Newcastle, WA	293	107	266,164	$402
	Total	1,183	$384
____________________________________
(1)Total capitalized cost is as of June 30, 2021. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.

Development Rights

At June 30, 2021, we had $100,106,000 in acquisition and related capitalized costs for direct interests in five land parcels we own. In addition, we had $49,335,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 14 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 23 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 7,802 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the six months ended June 30, 2021, we incurred a charge of $1,483,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

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

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence and annually in the aggregate, subject to certain sub-limits and exclusions. Under the master property program, we are subject to various deductibles per occurrence, as well as additional self-insured retentions. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) and 10% of the second $25,000,000 of losses (per occurrence) incurred by the master property insurance policy. Our master property insurance program includes coverage for losses resulting from customary perils, including but not limited to wildfires and windstorms. Limits, deductibles, self-insured retentions and coverages are consistent with customary market programs and may increase or decrease annually during the insurance renewal process which occurs on different dates throughout the calendar year.

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

Our Southeast Florida communities are in wind exposed locations that could be impacted by significant storm events like hurricanes. We include coverage for losses arising from these types of weather events within our master property insurance program.

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions. Our captive insurance company is directly responsible for covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit, excess of applicable self-insured retentions and deductibles.

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

We also maintain other insurance programs that include program limits and coverages customary for our operations. These types of insurance provide coverage for events including but not limited to employee dishonesty, loss of data, and liability associated with management of certain employee benefit plans. These policies are subject to maximum loss limits and include coverage limitations or exclusion that may preclude us from fully recovering.

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

Forward-Looking Statements
This Form 10-Q contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "project," "plan," "may," "shall," "will," "pursue" and other similar expressions in this Form 10-Q, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

•our expansion into new markets;

•our declaration or payment of dividends;

•our joint venture and discretionary fund activities;

•our policies regarding investments, indebtedness, acquisitions, dispositions, financings and other matters;

•our qualification as a REIT under the Code;

•the real estate markets in Metro New York/New Jersey, Northern and Southern California, Denver, Colorado, Southeast Florida, Dallas and Austin, Texas and Charlotte and Raleigh-Durham, North Carolina, and markets in selected states in the Mid-Atlantic, New England and Pacific Northwest regions of the United States and in general;

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1- April 30, 2021	—	$—	—	$316,148
May 1- May 31, 2021	—	$—	—	$316,148
June 1- June 30, 2021	—	$—	—	$316,148
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
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	August 4, 2021	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)