Form 10-Q
period 2021-09-30
AVALONBAY COMMUNITIES INC
filed 2021-11-04
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐                    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

139,740,922 shares of common stock, par value $0.01 per share, were outstanding as of October 29, 2021.

AVALONBAY COMMUNITIES, INC.
FORM 10-Q

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	9/30/2021	12/31/2020
	(unaudited)
ASSETS
Real estate:
Land and improvements	$4,510,361	$4,394,298
Buildings and improvements	17,839,750	17,231,275
Furniture, fixtures and equipment	1,000,756	924,583
	23,350,867	22,550,156
Less accumulated depreciation	(6,056,727)	(5,700,179)
Net operating real estate	17,294,140	16,849,977
Construction in progress, including land	787,561	989,765
Land held for development	66,769	110,142
For-sale condominium inventory	171,113	267,219
Real estate assets held for sale, net	46,438	16,678
Total real estate, net	18,366,021	18,233,781

Cash and cash equivalents	322,294	216,976
Cash in escrow	113,556	96,556
Resident security deposits	33,440	30,811
Investments in unconsolidated real estate entities	199,541	202,612
Deferred development costs	55,451	55,427
Prepaid expenses and other assets	236,348	207,715
Right of use lease assets	152,316	155,266
Total assets	$19,478,967	$19,199,144

LIABILITIES AND EQUITY
Unsecured notes, net	$6,951,637	$6,702,005
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	827,667	862,332
Dividends payable	224,760	224,897
Payables for construction	57,970	93,609
Accrued expenses and other liabilities	328,082	274,699
Lease liabilities	174,922	181,479
Accrued interest payable	62,176	49,033
Resident security deposits	59,189	55,928
Liabilities related to real estate assets held for sale	1,198	311
Total liabilities	8,687,601	8,444,293

Commitments and contingencies

Redeemable noncontrolling interests	3,136	2,677

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at September 30, 2021 and December 31, 2020; zero shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at September 30, 2021 and December 31, 2020; 139,638,925 and 139,526,671 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,396	1,395
Additional paid-in capital	10,684,639	10,664,416
Accumulated earnings less dividends	128,549	126,022
Accumulated other comprehensive loss	(26,924)	(40,250)
Total stockholders' equity	10,787,660	10,751,583
Noncontrolling interests	570	591
Total equity	10,788,230	10,752,174
Total liabilities and equity	$19,478,967	$19,199,144

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Revenue:
Rental and other income	$580,079	$566,387	$1,691,273	$1,742,509
Management, development and other fees	695	1,017	2,380	2,950
Total revenue	580,774	567,404	1,693,653	1,745,459

Expenses:
Operating expenses, excluding property taxes	148,704	143,909	430,377	406,991
Property taxes	72,332	68,934	212,518	202,973
Expensed transaction, development and other pursuit costs, net of recoveries	417	567	1,900	4,289
Interest expense, net	55,987	53,249	164,704	162,562
Loss (gain) on extinguishment of debt, net	17,890	(105)	17,768	9,333
Depreciation expense	193,791	175,348	561,560	529,508
General and administrative expense	17,313	13,985	53,130	46,878
Casualty and impairment loss	1,940	—	3,117	—
Total expenses	508,374	455,887	1,445,074	1,362,534

Income from investments in unconsolidated entities	6,867	5,083	32,959	6,770
Gain on sale of communities	58	31,607	388,354	91,338
Gain on other real estate transactions, net	1,543	129	2,002	328
Net for-sale condominium activity	158	(646)	(1,402)	4,162

Income before income taxes	81,026	147,690	670,492	485,523
Income tax (expense) benefit	(2,179)	27	(1,434)	1,069

Net income	78,847	147,717	669,058	486,592
Net loss (income) attributable to noncontrolling interests	67	(14)	32	(90)

Net income attributable to common stockholders	$78,914	$147,703	$669,090	$486,502

Other comprehensive income (loss):
Gain (loss) on cash flow hedges	2,010	1,333	1,188	(17,731)
Cash flow hedge losses reclassified to earnings	7,405	2,367	12,138	6,617
Comprehensive income	$88,329	$151,403	$682,416	$475,388

Earnings per common share - basic:
Net income attributable to common stockholders	$0.57	$1.05	$4.79	$3.46

Earnings per common share - diluted:
Net income attributable to common stockholders	$0.56	$1.05	$4.79	$3.46

See accompanying notes to Condensed Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	For the nine months ended
	9/30/2021	9/30/2020
Cash flows from operating activities:
Net income	$669,058	$486,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	561,560	529,508
Amortization of deferred financing costs	5,519	5,617
Amortization of debt discount	1,998	1,321
Loss on extinguishment of debt, net	17,768	9,333
Amortization of stock-based compensation	20,660	17,753
Equity in loss of, and return on, unconsolidated real estate entities and noncontrolling interests, net of eliminations	4,290	5,204
Real estate casualty loss	2,802	—
Abandonment of development pursuits	685	2,095
Unrealized gain on terminated cash flow hedges	(2,654)	—
Cash flow hedge losses reclassified to earnings	6,874	6,617
Gain on sale of real estate assets	(413,661)	(96,823)
Gain on for-sale condominiums	(2,051)	(8,174)
Increase in resident security deposits, prepaid expenses and other assets	(20,555)	(36,332)
Increase in accrued expenses, other liabilities and accrued interest payable	59,449	39,363
Net cash provided by operating activities	911,742	962,074

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(476,307)	(562,334)
Acquisition of real estate assets, including partnership interest	(392,746)	—
Capital expenditures - existing real estate assets	(105,621)	(76,860)
Capital expenditures - non-real estate assets	(4,689)	(24,720)
Decrease in payables for construction	(35,639)	(4,095)
Proceeds from sale of real estate, net of selling costs	576,973	186,090
Proceeds from the sale of for-sale condominiums, net of selling costs	98,752	170,604
Mortgage note receivable lending	(118)	(260)
Mortgage note receivable payments	1,556	3,419
Distributions from unconsolidated real estate entities	62,157	9,877
Investments in unconsolidated real estate entities	(40,071)	(23,044)
Net cash used in investing activities	(315,753)	(321,323)

Cash flows from financing activities:
Issuance of common stock, net	7,011	1,599
Repurchase of common stock, net	—	(137,458)
Dividends paid	(666,420)	(661,000)
Issuance of mortgage notes payable	—	51,000
Repayments of mortgage notes payable, including prepayment penalties	(35,688)	(125,427)
Issuance of unsecured notes	699,167	1,296,581
Repayment of unsecured notes, including prepayment penalties	(462,147)	(958,681)
Payment of deferred financing costs	(5,281)	(11,278)
Receipt (payment) for termination of forward interest rate swaps	4,751	(25,135)
Payment to noncontrolling interest	(45)	(59)
Payments related to tax withholding for share-based compensation	(13,409)	(14,752)
Distributions to DownREIT partnership unitholders	(36)	(36)
Distributions to joint venture and profit-sharing partners	(234)	(319)
Preferred interest obligation redemption and dividends	(1,340)	(1,000)
Net cash used in financing activities	(473,671)	(585,965)

Net increase in cash, cash equivalents and cash in escrow	122,318	54,786

Cash, cash equivalents and cash in escrow, beginning of period	313,532	127,614
Cash, cash equivalents and cash in escrow, end of period	$435,850	$182,400

Cash paid during the period for interest, net of amount capitalized	$127,575	$133,913

See accompanying notes to Condensed Consolidated Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

The following table provides a reconciliation of cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	For the nine months ended
	9/30/2021	9/30/2020
Cash and cash equivalents	$322,294	$87,530
Cash in escrow	113,556	94,870
Cash, cash equivalents and cash in escrow reported in the Condensed Consolidated Statements of Cash Flows	$435,850	$182,400

Supplemental disclosures of non-cash investing and financing activities:

During the nine months ended September 30, 2021:

•As described in Note 4, "Equity," the Company issued 153,379 shares of common stock as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to shares of common stock, and the remaining 96,834 shares valued at $17,187,000 were issued in connection with new stock grants; 2,223 shares valued at $423,000 were issued through the Company's dividend reinvestment plan; 75,542 shares valued at $13,409,000 were withheld to satisfy employees' tax withholding and other liabilities; and 3,077 restricted shares with an aggregate value of $595,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,380,000.

•The Company recorded an increase of $789,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded an increase to prepaid expenses and other assets of $3,399,000 and a corresponding adjustment to accumulated other comprehensive loss, and reclassified $6,874,000 and $5,264,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, and loss (gain) on extinguishment of debt, net, respectively, to record the impact of the Company's derivative and hedge accounting activity.

During the nine months ended September 30, 2020:

•The Company issued 165,426 shares of common stock as part of the Company's stock-based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 69,109 shares valued at $15,285,000 were issued in connection with new stock grants; 1,967 shares valued at $339,000 were issued through the Company's dividend reinvestment plan; 73,103 shares valued at $14,752,000 were withheld to satisfy employees' tax withholding and other liabilities; and 7,421 restricted shares with an aggregate value of $1,187,000 previously issued in connection with employee compensation were canceled upon forfeiture.

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

AVALONBAY COMMUNITIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the "Company," which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries) is a Maryland corporation that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the "Code"). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in the Company's expansion markets of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado.

At September 30, 2021, the Company owned or held a direct or indirect ownership interest in 276 operating apartment communities containing 81,968 apartment homes in 13 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 17 communities under development that are expected to contain an aggregate of 5,448 apartment homes when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 113 have been sold as of September 30, 2021, and 66,000 square feet of commercial space, of which 87% has been leased as of September 30, 2021. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 22 communities that, if developed as expected, will contain an estimated 7,376 apartment homes.

The interim unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements required by GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company's 2020 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year. Management believes the disclosures are adequate to ensure the information presented is not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal, recurring adjustments necessary for a fair presentation of the financial statements for the interim periods, have been included.

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

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Basic and diluted shares outstanding
Weighted average common shares - basic	139,386,413	140,271,574	139,338,800	140,366,438
Weighted average DownREIT units outstanding	7,500	7,500	7,500	7,500
Effect of dilutive securities	343,812	324,648	298,769	328,865
Weighted average common shares - diluted	139,737,725	140,603,722	139,645,069	140,702,803

Calculation of Earnings per Share - basic
Net income attributable to common stockholders	$78,914	$147,703	$669,090	$486,502
Net income allocated to unvested restricted shares	(160)	(342)	(1,443)	(1,158)
Net income attributable to common stockholders, adjusted	$78,754	$147,361	$667,647	$485,344

Weighted average common shares - basic	139,386,413	140,271,574	139,338,800	140,366,438

Earnings per common share - basic	$0.57	$1.05	$4.79	$3.46

Calculation of Earnings per Share - diluted
Net income attributable to common stockholders	$78,914	$147,703	$669,090	$486,502
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships	12	12	36	36
Adjusted net income attributable to common stockholders	$78,926	$147,715	$669,126	$486,538

Weighted average common shares - diluted	139,737,725	140,603,722	139,645,069	140,702,803

Earnings per common share - diluted	$0.56	$1.05	$4.79	$3.46

All options to purchase shares of common stock outstanding as of September 30, 2021 and 2020 are included in the computation of diluted earnings per share.

Derivative Instruments and Hedging Activities

The Company enters into interest rate swap and interest rate cap agreements (collectively, "Hedging Derivatives") for interest rate risk management purposes and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Company does not enter into Hedging Derivative transactions for trading or other speculative purposes. The Company assesses the effectiveness of qualifying cash flow and fair value hedges, both at inception and on an on-going basis. Hedge ineffectiveness is reported as a component of interest expense, net. The fair values of Hedging Derivatives that are in an asset position are recorded in prepaid expenses and other assets. The fair value of Hedging Derivatives that are in a liability position are included in accrued expenses and other liabilities. The Company does not present or disclose the fair value of Hedging Derivatives on a net basis. Fair value changes for derivatives that are not in qualifying hedge relationships are reported as a component of interest expense, net. For the Hedging Derivative positions that the Company has determined qualify as effective cash flow hedges, the Company has recorded the cumulative changes in the fair value of Hedging Derivatives in accumulated other comprehensive loss. Amounts recorded in accumulated other comprehensive loss will be reclassified into earnings in the periods in which earnings are affected by the hedged cash flow. The effective portion of the change in fair value of the Hedging Derivatives that the Company has determined qualified as effective fair value hedges is reported as an adjustment to the carrying amount of the corresponding debt being hedged. See Note 11, “Fair Value,” for further discussion of derivative financial instruments.

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

Additionally, for the Company’s residential and commercial leases, which are comprised of the lease component and common area maintenance as a non-lease component, the Company determined that (i) the leases are operating leases, (ii) the lease component is the predominant component and (iii) all components of its operating leases share the same timing and pattern of transfer.

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the three and nine months ended September 30, 2021 and 2020. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through September 30, 2021, or otherwise qualify as held for sale as of September 30, 2021, as described in Note 6, "Real Estate Disposition Activities" (dollars in thousands):

	For the three months ended
	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the period ended September 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$695	$695
Rental and non-rental related income (2)	1,883	369	171	—	2,423
Total non-lease revenue (3)	1,883	369	171	695	3,118

Lease income (4)	517,914	27,539	28,372	—	573,825
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$519,797	$27,908	$28,543	$695	$576,943

For the period ended September 30, 2020
Management, development and other fees and other ancillary items	$—	$—	$—	$419	$419
Rental and non-rental related income (2)	1,965	598	112	—	2,675
Total non-lease revenue (3)	1,965	598	112	419	3,094

Lease income (4)	511,171	21,718	6,831	—	539,720
Business interruption insurance proceeds	282	—	—	—	282

Total revenue	$513,418	$22,316	$6,943	$419	$543,096

	For the nine months ended
	Same Store	Other Stabilized	Development/ Redevelopment	Non- allocated (1)	Total
For the period ended September 30, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$2,380	$2,380
Rental and non-rental related income (2)	5,469	1,148	483	—	7,100
Total non-lease revenue (3)	5,469	1,148	483	2,380	9,480

Lease income (4)	1,514,951	75,886	65,060	—	1,655,897
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$1,520,420	$77,034	$65,543	$2,380	$1,665,377

For the period ended September 30, 2020
Management, development and other fees and other ancillary items	$—	$—	$—	$1,109	$1,109
Rental and non-rental related income (2)	5,447	1,637	230	—	7,314
Total non-lease revenue (3)	5,447	1,637	230	1,109	8,423

Lease income (4)	1,580,580	63,325	16,889	—	1,660,794
Business interruption insurance proceeds	378	—	—	—	378

Total revenue	$1,586,405	$64,962	$17,119	$1,109	$1,669,595
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
(3)Represents all revenue accounted for under ASC 606, Revenue from Contracts with Customers.
(4)Amounts include all revenue streams derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842.

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of September 30, 2021.

Lease Revenue Reserves

The Company assesses the collectability of its lease revenue and receivables on an on-going basis. Under ASC 842, Leases, the Company assesses the probability of receiving all remaining lease amounts due on a lease by lease basis, reserving for revenue and the related receivables for those leases where collection of substantially all of the remaining lease payments is not probable. Subsequently, the Company will only recognize revenue to the extent cash is received. If the Company determines that collection of the remaining lease payments becomes probable at a future date, the Company will recognize the cumulative revenue that would have been recorded under the original lease agreement.

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on, among other factors, (i) the effect on the multifamily industry and the general economy of measures taken by businesses and the government to prevent the spread of the novel coronavirus and relieve economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic.

As of September 30, 2021, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and commercial lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $8,586,000 and $18,755,000 for the three months ended September 30, 2021 and 2020, respectively, and $42,295,000 and $43,034,000 for the nine months ended September 30, 2021 and 2020, respectively, under ASC 842 and ASC 450.

2.  Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $7,862,000 and $11,221,000 for the three months ended September 30, 2021 and 2020, respectively, and $25,023,000 and $33,738,000 for the nine months ended September 30, 2021 and 2020, respectively.

3.  Mortgage Notes Payable, Unsecured Notes, Term Loans and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the "Term Loans") and Credit Facility, as defined below, as of September 30, 2021 and December 31, 2020 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of September 30, 2021 and December 31, 2020, as shown in the accompanying Condensed Consolidated Balance Sheets (dollars in thousands) (see Note 6, "Real Estate Disposition Activities").

	9/30/2021	12/31/2020

Fixed rate unsecured notes (1)	$6,750,000	$6,500,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable - conventional and tax-exempt (2)	379,636	408,964
Variable rate mortgage notes payable - conventional and tax-exempt (2)	464,650	470,850
Total mortgage notes payable and unsecured notes and Term Loans	7,844,286	7,629,814
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$7,844,286	$7,629,814
_____________________________________
(1)Balances at September 30, 2021 and December 31, 2020 exclude $9,915 and $10,380, respectively, of debt discount, and $38,448 and $37,615, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Condensed Consolidated Balance Sheets.
(2)Balances at September 30, 2021 and December 31, 2020 exclude $13,806 and $14,478, respectively, of debt discount, and $2,813 and $3,004, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Condensed Consolidated Balance Sheets.

The following debt activity occurred during the nine months ended September 30, 2021:

•In January 2021, the Company repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of its April 2021 maturity date.

•In September 2021, the Company repaid $450,000,000 principal amount of its 2.95% unsecured notes in advance of the September 2022 scheduled maturity, recognizing a loss on debt extinguishment of $17,890,000, composed of a prepayment penalty of $12,147,000, and the non-cash write off of unamortized deferred hedging losses and unamortized deferred financing costs of $5,743,000.

•In September 2021, the Company issued $700,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $694,617,000, before considering the impact of other offering costs. The notes mature in January 2032 and were issued at a 2.050% interest rate. The notes were issued under the Company's green bond framework, and the Company has allocated or will allocate the net proceeds, in whole or in part, to one or more new or existing eligible green projects.

At September 30, 2021, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.86% at September 30, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $2,599,000 and $2,900,000 outstanding in letters of credit that reduced the borrowing capacity as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company had $37,596,000 and $32,079,000 outstanding in additional letters of credit unrelated to the Credit Facility as of September 30, 2021 and December 31, 2020, respectively.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,365,559,000, excluding communities classified as held for sale, as of September 30, 2021).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.8% at both September 30, 2021 and December 31, 2020. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax-exempt), including the effect of certain financing related fees, was 1.6% and 1.7% at September 30, 2021 and December 31, 2020, respectively.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at September 30, 2021 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2021	$1,460	$—	$—	N/A
2022	9,918	—	—	N/A
			100,000	LIBOR + 0.90%
2023	10,739	—	350,000	4.200%
			250,000	2.850%
2024	11,677	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	12,408	—	525,000	3.450%
			300,000	3.500%
2026	13,445	—	475,000	2.950%
			300,000	2.900%
2027	15,880	236,100	400,000	3.350%
2028	20,707	—	450,000	3.200%
2029	11,742	66,250	450,000	3.300%
2030	12,384	—	700,000	2.300%
Thereafter	176,078	245,498	600,000	2.450%
			700,000	2.050%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$296,438	$547,848	$7,000,000

The Company was in compliance at September 30, 2021 with customary financial covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4.  Equity

The following summarizes the changes in equity for the nine months ended September 30, 2021 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	$1,395	$10,664,416	$126,022	$(40,250)	$10,751,583	$591	$10,752,174
Net income attributable to common stockholders	—	—	142,223	—	142,223	—	142,223
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	(273)	—	(273)	—	(273)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(16)	(16)
Dividends declared to common stockholders ($1.59 per share)	—	—	(221,779)	—	(221,779)	—	(221,779)
Issuance of common stock, net of withholdings	1	(14,037)	958	—	(13,078)	—	(13,078)
Amortization of deferred compensation	—	7,286	—	—	7,286	—	7,286
Balance at March 31, 2021	$1,396	$10,657,665	$47,151	$(37,883)	$10,668,329	$575	$10,668,904
Net income attributable to common stockholders	—	—	447,953	—	447,953	—	447,953
Loss on cash flow hedges, net	—	—	—	(822)	(822)	—	(822)
Cash flow hedge losses reclassified to earnings	—	—	—	2,366	2,366	—	2,366
Change in redemption value of redeemable noncontrolling interest	—	—	(255)	—	(255)	—	(255)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(7)	(7)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,451)	—	(222,451)	—	(222,451)
Issuance of common stock, net of withholdings	—	2,496	—	—	2,496	—	2,496
Amortization of deferred compensation	—	10,403	—	—	10,403	—	10,403
Balance at June 30, 2021	$1,396	$10,670,564	$272,398	$(36,339)	$10,908,019	$568	$10,908,587
Net income attributable to common stockholders	—	—	78,914	—	78,914	—	78,914
Gain on cash flow hedges, net	—	—	—	2,010	2,010	—	2,010
Cash flow hedge losses reclassified to earnings	—	—	—	7,405	7,405	—	7,405
Change in redemption value of redeemable noncontrolling interest	—	—	(261)	—	(261)	—	(261)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	2	2
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,475)	—	(222,475)	—	(222,475)
Issuance of common stock, net of withholdings	—	4,633	(27)	—	4,606	—	4,606
Amortization of deferred compensation	—	9,442	—	—	9,442	—	9,442
Balance at September 30, 2021	$1,396	$10,684,639	$128,549	$(26,924)	$10,787,660	$570	$10,788,230

The following summarizes the changes in equity for the nine months ended September 30, 2020 (dollars in thousands):

	Common stock	Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total stockholder's equity	Noncontrolling interests	Total equity

Balance at December 31, 2019	$1,406	$10,736,733	$282,913	$(31,503)	$10,989,549	$649	$10,990,198
Net income attributable to common stockholders	—	—	167,971	—	167,971	—	167,971
Loss on cash flow hedges, net	—	—	—	(17,603)	(17,603)	—	(17,603)
Cash flow hedge losses reclassified to earnings	—	—	—	1,949	1,949	—	1,949
Change in redemption value of redeemable noncontrolling interest	—	—	471	—	471	—	471
Noncontrolling interests income allocation	—	—	—	—	—	(35)	(35)
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,083)	—	(224,083)	—	(224,083)
Issuance of common stock, net of withholdings	1	(12,492)	(1,616)	—	(14,107)	—	(14,107)
Amortization of deferred compensation	—	7,781	—	—	7,781	—	7,781
Balance at March 31, 2020	$1,407	$10,732,022	$225,656	$(47,157)	$10,911,928	$614	$10,912,542
Net income attributable to common stockholders	—	—	170,828	—	170,828	—	170,828
Loss on cash flow hedges, net	—	—	—	(1,461)	(1,461)	—	(1,461)
Cash flow hedge losses reclassified to earnings	—	—	—	2,301	2,301	—	2,301
Change in redemption value of redeemable noncontrolling interest	—	—	(146)	—	(146)	—	(146)
Noncontrolling interests income allocation	—	—	—	—	—	1	1
Dividends declared to common stockholders ($1.59 per share)	—	—	(224,172)	—	(224,172)	—	(224,172)
Issuance of common stock, net of withholdings	—	1,050	138	—	1,188	—	1,188
Amortization of deferred compensation	—	9,724	—	—	9,724	—	9,724
Balance at June 30, 2020	$1,407	$10,742,796	$172,304	$(46,317)	$10,870,190	$615	$10,870,805
Net income attributable to common stockholders	—	—	147,703	—	147,703	—	147,703
Gain on cash flow hedges, net	—	—	—	1,333	1,333	—	1,333
Cash flow hedge losses reclassified to earnings	—	—	—	2,367	2,367	—	2,367
Change in redemption value of redeemable noncontrolling interest	—	—	62	—	62	—	62
Noncontrolling interest distribution and income allocation	—	—	—	—	—	(17)	(17)
Dividends declared to common stockholders ($1.59 per share)	—	—	(222,694)	—	(222,694)	—	(222,694)
Issuance of common stock, net of withholdings	—	105	—	—	105	—	105
Repurchase of common stock, including repurchase costs	(9)	(69,779)	(67,670)	—	(137,458)	—	(137,458)
Amortization of deferred compensation	—	8,036	—	—	8,036	—	8,036
Balance at September 30, 2020	$1,398	$10,681,158	$29,705	$(42,617)	$10,669,644	$598	$10,670,242

As of September 30, 2021 and December 31, 2020, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the nine months ended September 30, 2021, the Company:

i.issued 2,126 shares of common stock in connection with stock options exercised;
ii.issued 2,223 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 153,379 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.sold 21,000 shares of common stock under CEP V, as discussed below;
v.withheld 75,542 shares of common stock to satisfy employees' tax withholding and other liabilities;
vi.issued 12,145 shares of common stock through the Employee Stock Purchase Plan; and
vii.canceled 3,077 shares of restricted common stock upon forfeiture.

Any deferred compensation related to the Company's stock option, restricted stock and performance award grants as of September 30, 2021 is not reflected on the accompanying Condensed Consolidated Balance Sheets as of September 30, 2021, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors voted to terminate the Company’s prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in the Company’s discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the nine months ended September 30, 2021, the Company had no repurchases of shares under this program. As of September 30, 2021, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and determinations by the Company of the appropriate sources of funding for the Company. In conjunction with CEP V, the Company engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, in which case the Company will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and nine months ended September 30, 2021, the Company sold 21,000 shares of common stock at an average sales price of $227.60 per share, for net proceeds of $4,708,000 under the program. As of September 30, 2021, the Company had $748,099,000 remaining authorized for issuance under CEP V.

5.  Investments in Real Estate Entities

Investments in Unconsolidated Real Estate Entities

As of September 30, 2021, the Company had investments in eight unconsolidated real estate entities with ownership interest percentages ranging from 20.0% to 50.0% and other unconsolidated investments. The Company accounts for its investments in unconsolidated real estate entities under the equity method of accounting or under the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction for the same or similar investment of the same issuer indicating a change in fair value. The significant accounting policies of the Company's unconsolidated real estate entities are consistent with those of the Company in all material respects.

During the nine months ended September 30, 2021, Archstone Multifamily Partners AC JV LP (the "AC JV") sold its final two communities, Avalon North Point and Avalon North Point Lofts, located in Cambridge, MA, containing an aggregate of 529 apartment homes, for $325,000,000. The Company's share of the gain was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan to the equity investors in the venture at par.

The following is a combined summary of the financial position of the entities accounted for using the equity method or the measurement alternative discussed above as of the dates presented, including development joint ventures started and unconsolidated communities sold during the respective periods (dollars in thousands):

	9/30/2021	12/31/2020
	(unaudited)
Assets:
Real estate, net	$1,171,955	$1,249,730
Other assets	326,339	255,606
Total assets	$1,498,294	$1,505,336

Liabilities and partners' capital:
Mortgage notes payable, net (1)	$636,796	$751,257
Other liabilities	172,660	163,808
Partners' capital	688,838	590,271
Total liabilities and partners' capital	$1,498,294	$1,505,336
_________________________________
(1)    Includes the variable rate construction loan secured by AVA Arts District, of which $1,032,000 has been drawn as of September 30, 2021. The Company has guaranteed the construction loan on behalf of the venture, and any obligations the Company may incur under the guarantee, except for those due to misconduct by the Company, are required capital contributions of the partners based on ownership interest. The Company has not guaranteed any other outstanding debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
	(unaudited)		(unaudited)
Rental and other income (1)	$44,819	$28,800	$111,562	$92,299
Operating and other expenses	(10,698)	(12,782)	(34,992)	(37,034)
Gain on sale of communities	—	18,408	164,317	18,448
Interest expense, net	(6,137)	(8,024)	(21,386)	(24,133)
Depreciation expense	(6,912)	(8,704)	(22,831)	(26,106)
Net income	$21,072	$17,698	$196,670	$23,474

Company's share of net income from investments in unconsolidated entities	$7,287	$5,611	$34,435	$8,357
Amortization of excess investment and other	(420)	(528)	(1,476)	(1,587)
Income from investments in unconsolidated entities	$6,867	$5,083	$32,959	$6,770
_________________________________

(1)    Includes unrealized gains on property technology investments during the three and nine months ended September 30, 2021.

Investments in Consolidated Real Estate Entities

During the nine months ended September 30, 2021, the Company acquired four consolidated communities:

•Avalon Arundel Crossing East, located in Linthicum Heights, MD, which contains 384 apartment homes and was acquired for a purchase price of $119,000,000.

•The Nexus Lakeside, located in Flower Mound, TX, which contains 425 apartment homes and 18,000 square feet of commercial space and was acquired for a purchase price of $117,000,000.

•Hub South End, located in Charlotte, NC, which contains 265 apartment homes and 23,000 square feet of commercial space and was acquired for a purchase price of $104,350,000.

•Three30Five, located in Charlotte, NC, which contains 164 apartment homes and was acquired for a purchase price of $52,650,000.

The Company accounted for these purchases as asset acquisitions and recorded the acquired assets and assumed liabilities, including identifiable intangibles, at their relative fair values based on the purchase price and acquisition costs incurred. The Company used third party pricing or internal models for the value of the land, a valuation model for the value of the building, and an internal model to determine the fair value of the remaining real estate assets and in-place leases. Given the heterogeneous nature of multifamily real estate, the fair values for the land, debt, real estate assets and in-place leases incorporated significant unobservable inputs and therefore are considered to be Level 3 prices within the fair value hierarchy.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable ("Development Rights"). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur. The amounts for the three and nine months ended September 30, 2021 and 2020, were $417,000 and $1,900,000 and $567,000 and $4,289,000, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Condensed Consolidated Statements of Comprehensive Income. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, the Company did not recognize any impairment losses for the three and nine months ended September 30, 2021 and 2020, other than those related to casualty losses from property damage. During the three and nine months ended September 30, 2021, the Company recognized a charge of $1,971,000 for the property and casualty damages across several communities in its East Coast markets related to severe storms, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income. In addition, during the nine months ended September 30, 2021, the Company recognized a charge of $1,146,000 for the property and casualty damages resulting from a fire at an operating community, reported as casualty and impairment loss on the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company's intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the three and nine months ended September 30, 2021 and 2020.

6.  Real Estate Disposition Activities

The following real estate sales occurred during the nine months ended September 30, 2021:

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

At September 30, 2021, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the three and nine months ended September 30, 2021, the Company sold 17 and 43 residential condominiums at The Park Loggia, for gross proceeds of $54,277,000 and $107,278,000, respectively, resulting in a gain in accordance with GAAP of $1,345,000 and $2,051,000, respectively. As of September 30, 2021, the Company had sold 113 residential condominiums and there were 59 residential condominiums remaining to be sold. The Company incurred $1,187,000 and $1,373,000 during the three months ended September 30, 2021 and 2020, respectively, and $3,453,000 and $4,012,000 during the nine months ended September 30, 2021 and 2020, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Condensed Consolidated Statements of Comprehensive Income. As of September 30, 2021 and December 31, 2020, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $171,113,000 and $267,219,000, respectively, presented as for-sale condominium inventory on the accompanying Condensed Consolidated Balance Sheets.

7. Commitments and Contingencies

Lease Obligations

The Company owns eight apartment communities and two commercial properties, located on land subject to ground leases expiring between July 2046 and March 2142. The Company has purchase options for all ground leases expiring prior to 2060. The ground leases for seven of the eight apartment communities and the rest of the ground leases are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases. During the three and nine months ended September 30, 2021, the Company exercised its purchase option under an operating lease, acquiring the land encumbered by the ground lease for Avalon Hackensack at Riverside for $10,336,000.

As of September 30, 2021 and December 31, 2020, the Company had total operating lease assets of $126,699,000 and $133,581,000, respectively, and lease obligations of $154,790,000 and $161,313,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company incurred costs of $3,905,000 and $3,958,000 for the three months ended September 30, 2021 and 2020, respectively, and $11,628,000 and $12,115,000 for the nine months ended September 30, 2021 and 2020, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and three leases for portions of parking garages, adjacent to apartment communities, that are finance leases. As of September 30, 2021 and December 31, 2020, the Company had total finance lease assets of $25,616,000 and $21,685,000, respectively, and total finance lease obligations of $20,131,000 and $20,166,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for purposes of assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income ("NOI") as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, corporate income tax expense (benefit), casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis, as the Company's commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represents 1.8% and 1.2% of total NOI for the three months ended September 30, 2021 and 2020, respectively, and 1.6% and 1.1% for the nine months ended September 30, 2021 and 2020, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for the three and nine months ended September 30, 2021 and 2020 is as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net income	$78,847	$147,717	$669,058	$486,592
Property management and other indirect operating expenses, net of corporate income	25,322	23,837	74,110	70,043
Expensed transaction, development and other pursuit costs, net of recoveries	417	567	1,900	4,289
Interest expense, net	55,987	53,249	164,704	162,562
Loss (gain) on extinguishment of debt, net	17,890	(105)	17,768	9,333
General and administrative expense	17,313	13,985	53,130	46,878
Income from investments in unconsolidated entities	(6,867)	(5,083)	(32,959)	(6,770)
Depreciation expense	193,791	175,348	561,560	529,508
Income tax expense (benefit)	2,179	(27)	1,434	(1,069)
Casualty and impairment loss	1,940	—	3,117	—
Gain on sale of communities	(58)	(31,607)	(388,354)	(91,338)
Gain on other real estate transactions, net	(1,543)	(129)	(2,002)	(328)
Net for-sale condominium activity	(158)	646	1,402	(4,162)
Net operating income from real estate assets sold or held for sale	(2,373)	(14,686)	(17,393)	(47,798)
Net operating income	$382,687	$363,712	$1,107,475	$1,157,740

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Rental income from real estate assets sold or held for sale	$3,831	$24,308	$28,276	$75,864
Operating expenses from real estate assets sold or held for sale	(1,458)	(9,622)	(10,883)	(28,066)
Net operating income from real estate assets sold or held for sale	$2,373	$14,686	$17,393	$47,798

The primary performance measure for communities under development or redevelopment depends on the stage of completion.  While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2021. Segment information for the three and nine months ended September 30, 2021 and 2020 has been adjusted to exclude the real estate assets that were sold from January 1, 2020 through September 30, 2021, or otherwise qualify as held for sale as of September 30, 2021, as described in Note 6, "Real Estate Disposition Activities."

	For the three months ended		For the nine months ended
	Total revenue	NOI	Total revenue	NOI	Gross real estate (1)
For the period ended September 30, 2021
Same Store
New England	$77,037	$48,115	$224,614	$142,278	$2,781,806
Metro NY/NJ	108,776	72,564	319,079	215,147	4,129,121
Mid-Atlantic	85,328	56,103	252,271	168,359	3,575,978
Southeast Florida	8,152	5,026	23,099	13,772	395,594
Denver, CO	6,070	4,011	17,576	11,965	320,214
Pacific Northwest	28,092	19,197	81,640	55,389	1,057,166
Northern California	90,127	63,088	270,124	190,658	3,458,280
Southern California	116,215	79,590	332,017	225,489	4,382,656
Total Same Store	519,797	347,694	1,520,420	1,023,057	20,100,815

Other Stabilized	27,908	18,217	77,034	49,796	1,528,196
Development / Redevelopment	28,543	16,776	65,543	34,622	2,401,751
Land Held for Development	N/A	N/A	N/A	N/A	66,769
Non-allocated (2)	695	N/A	2,380	N/A	278,779

Total	$576,943	$382,687	$1,665,377	$1,107,475	$24,376,310

For the period ended September 30, 2020
Same Store
New England	$75,394	$48,290	$231,478	$152,589	$2,756,835
Metro NY/NJ	106,542	72,283	325,807	225,793	4,102,402
Mid-Atlantic	84,974	56,721	261,932	182,503	3,550,373
Southeast Florida	6,950	3,331	21,818	11,755	393,594
Denver, CO	5,422	3,418	15,758	10,084	319,038
Pacific Northwest	27,545	18,913	84,808	59,977	1,051,451
Northern California	97,777	71,207	308,522	232,470	3,430,831
Southern California	108,814	72,995	336,282	233,666	4,349,770
Total Same Store	513,418	347,158	1,586,405	1,108,837	19,954,294

Other Stabilized	22,316	14,238	64,962	42,251	1,125,829
Development / Redevelopment	6,943	2,316	17,119	6,652	1,698,823
Land Held for Development	N/A	N/A	N/A	N/A	43,494
Non-allocated (2)	419	N/A	1,109	N/A	399,048

Total	$543,096	$363,712	$1,669,595	$1,157,740	$23,221,488
__________________________________
(1)Does not include gross real estate assets held for sale of $89,529 as of September 30, 2021 and gross real estate assets either sold or classified as held for sale subsequent to September 30, 2020 of $720,432.
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

Information with respect to stock options granted under the Company's Second Amended and Restated 2009 Equity Incentive Plan (the "2009 Plan") for the three and nine months ended September 30, 2021, is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2020	12,506	$129.35
Exercised	(2,126)	121.78
Granted (1)	294,115	180.32
Forfeited	(4,713)	180.32
Options Outstanding, September 30, 2021	299,782	$178.61
Options Exercisable, September 30, 2021	10,380	$130.90
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

The Company granted stock options in 2021 with the exercise price equal to the closing stock price on the date of grant. The stock options awarded in 2021 will cliff vest in two years on March 1, 2023 and they have a ten-year term. The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2021
Dividend yield	3.5%
Estimated volatility	27.1%
Risk free rate	0.81%
Expected life of options	5 years
Estimated fair value	$28.64

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2020	241,921	$195.13
Granted (1)	138,033	191.12
Change in awards based on performance (2)	(37,469)	156.00
Converted to shares of common stock	(56,545)	156.00
Forfeited	(1,418)	207.65
Outstanding at September 30, 2021	284,522	$206.05
__________________________________
(1)The amount of shares of common stock that ultimately may be earned is based on the total shareholder return metrics related to the Company's common stock for 69,064 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 68,969 performance awards.
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

Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2020	131,724	$203.28	146,319
Granted - restricted stock shares	96,834	177.49	—
Vested - restricted stock shares	(68,702)	192.07	(71,692)
Forfeited	(3,077)	193.47	—
Outstanding at September 30, 2021	156,779	$192.45	74,627

Total employee stock-based compensation cost recognized in income was $19,965,000 and $17,385,000 for the nine months ended September 30, 2021 and 2020, respectively, and total capitalized stock-based compensation cost was $6,899,000 and $8,291,000 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was a total unrecognized compensation cost of $46,683,000 for unvested restricted stock, stock options and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 1.9 years. Forfeitures are included in compensation cost as they occur.

10.  Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $695,000 and $1,017,000 for the three months ended September 30, 2021 and 2020, respectively, and $2,380,000 and $2,950,000 for the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,374,000 and $5,408,000 as of September 30, 2021 and December 31, 2020, respectively.

Director Compensation

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $516,000 and $459,000 in the three months ended September 30, 2021 and 2020, respectively, and $1,457,000 and $1,360,000 in the nine months ended September 30, 2021 and 2020, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $1,119,000 and $614,000 on September 30, 2021 and December 31, 2020, respectively, reported as a component of prepaid expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

11.  Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at September 30, 2021 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$410,950	$150,000
Weighted average interest rate (1)	1.6%	N/A
Weighted average swapped/capped interest rate	6.1%	1.4%
Earliest maturity date	November 2021	March 2022
Latest maturity date	July 2026	March 2022
____________________________________
(1)For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

The following derivative activity occurred during the nine months ended September 30, 2021:

•The Company terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020, receiving a payment of $6,962,000. The Company recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the nine months ended September 30, 2021 included in interest expense, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•In conjunction with the issuance of the Company's $700,000,000 2.050% unsecured notes due 2032 in September 2021, the Company settled $200,000,000 of forward interest rate swap agreements, entered into in 2021, designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a net payment of $2,211,000. The Company has deferred these amounts in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•The Company entered into an additional $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of the Company's expected debt issuance activity in 2022.

At the maturity of the remaining outstanding swap agreements, the Company expects to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that the Company issues the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

The Company is party to five derivatives not designated as hedges at September 30, 2021 for which the fair value changes for the three and nine months ended September 30, 2021 and 2020 were not material.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss into earnings (dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Cash flow hedge losses reclassified to earnings	$7,405	$2,367	$12,138	$6,617

The Company anticipates reclassifying approximately $4,051,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period.

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

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

	9/30/2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$121	$—	$121	$—
Interest Rate Swaps - Assets	3,399	—	3,399	—
DownREIT units	(1,662)	(1,662)	—	—
Indebtedness
Fixed rate unsecured notes	(7,280,382)	(7,280,382)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(1,018,373)	—	(1,018,373)	—
Total	$(8,296,897)	$(7,282,044)	$(1,014,853)	$—

	12/31/2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Non Designated Hedges
Interest Rate Caps	$6	$—	$6	$—
Interest Rate Swaps - Assets	4,308	—	4,308	—
DownREIT units	(1,203)	(1,203)	—	—
Indebtedness
Fixed rate unsecured notes	(7,271,799)	(7,271,799)	—	—
Mortgage notes payable, variable rate unsecured notes and Term Loans	(1,043,976)	—	(1,043,976)	—
Total	$(8,312,664)	$(7,273,002)	$(1,039,662)	$—
12.  Subsequent Events

The Company has evaluated subsequent events through the date on which this Form 10-Q was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In October 2021, the Company acquired Curv located in Fort Lauderdale, FL, containing 243 apartment homes and 49,000 square feet of commercial space that is 100% leased to Whole Foods Market, for a purchase price of $150,000,000.

In October 2021, the Company sold 101,343 shares of common stock under CEP V at an average sales price of $225.85 per share, for net proceeds of $22,545,000.

In November 2021, the Company repaid an aggregate of $73,060,000 principal amount of fixed rate debt with a weighted average interest rate of 3.79% secured by Avalon Westbury at par in advance of the November 2036 maturity date.

As of November 4, 2021, the Company had $39,000,000 outstanding under the Credit Facility.

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

Executive Overview

Business Description

We develop, redevelop, acquire, own and operate multifamily apartment communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in our expansion markets of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado. We focus on leading metropolitan areas that we believe historically have been characterized by growing employment in high wage sectors of the economy, higher cost of home ownership and a diverse and vibrant quality of life. We believe these market characteristics have offered and will continue in the future to offer the opportunity for superior risk-adjusted returns over the long-term on apartment community investments relative to other markets that do not have these characteristics. We seek to create long-term shareholder value by accessing capital on cost effective terms; deploying that capital to develop, redevelop and acquire apartment communities in our selected markets; leveraging our scale and competencies in technology and data science to operate apartment communities; and selling communities when they no longer meet our long-term investment strategy or when pricing is attractive.

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

Third Quarter 2021 Operating Highlights

•Net income attributable to common stockholders for the three months ended September 30, 2021 was $78,914,000, a decrease of $68,789,000, or 46.6%, as compared to the prior year period. The decrease is primarily due to a decrease in gains on consolidated real estate dispositions, an increase in depreciation expense and loss on extinguishment of debt in the current year period, partially offset by an increase in NOI from our Development communities.

•Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the three months ended September 30, 2021 was $342,896,000, a decrease of $923,000, or 0.3%, from the prior year period. The decrease was due to an increase in Residential property operating expenses of $5,772,000, or 3.5%, over the prior year period, partially offset by an increase in Residential rental revenues of $5,067,000, or 1.0%, over the prior year period.

COVID-19 Pandemic

We have taken various actions in response to the COVID-19 pandemic to adjust our business operations and to address the health and safety of our residents and associates. We adopted varying measures to help mitigate the financial impact on our residents, including providing flexible lease renewal options, creating payment plans for residents who are unable to pay their rent because they are impacted by COVID-19 and, in certain jurisdictions, waiving late fees and certain other customary fees associated with apartment rentals. To the extent still implemented, we may discontinue these measures at any time except where required by law.

The impact on our consolidated results of operations from COVID-19 for 2021 and periods beyond will depend, among other factors, on (i) the effect on the multifamily industry and the general economy of measures taken by businesses and the government to prevent the spread of the novel coronavirus and relieve economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic.

The COVID-19 pandemic continues to affect our rental operations, including revenues and expenses, as well as our collections and associated outstanding receivables. For further discussion see "Results of Operations." The following table presents the percentage of (i) apartment base rent charged to residents and (ii) other rentable items, such as parking and storage rent, along with pet and other fees in accordance with residential leases, that has been collected, including $14,128,000 of aggregate rent relief payments received under Emergency Rental Assistance Programs, of which $11,235,000 was received during the three months ended September 30, 2021, ("Collected Residential Revenue") for our 2021 Same Store communities for the three months ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 (unaudited). Collected Residential Revenue excludes transactional and other fees.

	At quarter end (1)(2)	At October 31, 2021 (3)(4)
Q2 2020	95.4%	98.4%
Q3 2020	95.1%	98.0%
Q4 2020	94.7%	97.8%
Q1 2021	94.7%	97.7%
Q2 2021	95.0%	98.0%
Q3 2021	95.8%	97.3%
_________________________
(1)Collections presented reflect our 2021 Same Store communities and exclude commercial revenue, which was 0.5% and 1.0% of our 2020 and 2019 Same Store total revenue, respectively.
(2)The Collected Residential Revenue percentage as of the last day in the respective quarter.
(3)The percentage of Collected Residential Revenue as of October 31, 2021.
(4)Collected Residential Revenue for October 2021 at October 31, 2021 was 94.0%.

The collection rates are based on resident activity as reflected in our property management systems and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. At September 30, 2021, our outstanding rent receivable balance for residential and commercial tenants, net of reserves, remained consistent with December 31, 2020 at approximately $18,200,000.

Third Quarter 2021 Development Highlights

At September 30, 2021, we owned or held a direct or indirect interest in:

•15 wholly-owned communities under construction, which are expected to contain 4,645 apartment homes with a projected total capitalized cost of $1,863,000,000, and two unconsolidated communities under construction, which are expected to contain 803 apartment homes with a projected total capitalized cost of $386,000,000.

•Land or rights to land on which we expect to develop an additional 22 apartment communities that, if developed as expected, will contain 7,376 apartment homes and will be developed for an aggregate total capitalized cost of $3,019,000,000.

Third Quarter 2021 Real Estate Transaction Highlights

During the three months ended September 30, 2021, we sold 17 residential condominiums at The Park Loggia for gross proceeds of $54,277,000, resulting in a gain in accordance with GAAP of $1,345,000.

During the three months ended September 30, 2021, we acquired three consolidated communities, marking our entry into the Dallas, TX and Charlotte, NC metropolitan regions:

•The Nexus Lakeside, located in Flower Mound, TX, which contains 425 apartment homes and 18,000 square feet of commercial space and was acquired for a purchase price of $117,000,000.

•Hub South End, located in Charlotte, NC, which contains 265 apartment homes and 23,000 square feet of commercial space and was acquired for a purchase price of $104,350,000.

•Three30Five, located in Charlotte, NC, which contains 164 apartment homes and was acquired for a purchase price of $52,650,000.

In October 2021, we acquired Curv located in Fort Lauderdale, FL, containing 243 apartment homes and 49,000 square feet of commercial space that is 100% leased to Whole Foods Market, for a purchase price of $150,000,000.

Communities Overview

Our real estate investments consist primarily of current operating apartment communities ("Current Communities"), consolidated and unconsolidated communities in various stages of development ("Development" communities and "Unconsolidated Development" communities) and Development Rights (as defined below). Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Lease-Up communities, Redevelopment communities and Unconsolidated communities. While we generally establish the classification of communities on an annual basis, we update the classification of communities during the calendar year to the extent that our plans with regard to the disposition or redevelopment of a community change. The following is a description of each category:

Current Communities are categorized as Same Store, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store is composed of consolidated communities in the markets where we have a significant presence (New England, New York/New Jersey, Mid-Atlantic, Southeast Florida, Denver, Colorado, Pacific Northwest, and Northern and Southern California), and where a comparison of operating results from the prior year to the current year is meaningful, as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the nine month periods ended September 30, 2021 and 2020, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2020, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of September 30, 2021 or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own, which have stabilized occupancy, as defined above, as of January 1, 2021, or which were acquired subsequent to January 1, 2020. Other Stabilized excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

•Lease-Up is composed of consolidated communities where construction has been complete for less than one year and that do not have stabilized occupancy.

•Redevelopment is composed of consolidated communities where substantial redevelopment is in progress or is probable to begin during the current year. Redevelopment is considered substantial when (i) capital invested during the reconstruction effort is expected to exceed the lesser of $5,000,000 or 10% of the community's pre-redevelopment basis and (ii) physical occupancy is below or is expected to be below 90% during, or as a result of, the redevelopment activity.

•Unconsolidated is composed of communities that we have an indirect ownership interest in through our investment interest in an unconsolidated joint venture.

Development is composed of consolidated communities that are either currently under construction, or were under construction and were completed during the current year. These communities may be partially or fully complete and operating.

Unconsolidated Development is composed of communities that are either currently under construction, or were under construction and were completed during the current year, in which we have an indirect ownership interest through our investment interest in an unconsolidated joint venture. These communities may be partially or fully complete and operating.

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

We currently lease our corporate headquarters located in Arlington, Virginia, as well as our other regional and administrative offices, under operating leases.

As of September 30, 2021, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	37	9,536
Metro NY/NJ	42	12,008
Mid-Atlantic	39	13,645
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	16	4,217
Northern California	39	11,831
Southern California	57	16,761
Total Same Store	238	70,298

Other Stabilized:
New England	3	703
Metro NY/NJ	4	1,742
Mid-Atlantic	1	384
North Carolina	2	429
Southeast Florida	—	—
Texas	1	425
Denver, CO	—	—
Pacific Northwest	3	1,012
Northern California	1	289
Southern California	—	—
Total Other Stabilized	15	4,984

Lease-Up	12	3,752

Redevelopment	1	344

Unconsolidated	10	2,590

Total Current	276	81,968

Development	15	4,645

Unconsolidated Development	2	803

Total Communities	293	87,416

Development Rights	22	7,376

Results of Operations

As discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic continues to affect our business, and may continue to do so. See also Part II, Item 1A, “Risk Factors.” Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. A comparison of our operating results for the three and nine months ended September 30, 2021 and 2020 follows (unaudited, dollars in thousands).

	For the three months ended				For the nine months ended
	9/30/2021	9/30/2020	$ Change	% Change	9/30/2021	9/30/2020	$ Change	% Change

Revenue:
Rental and other income	$580,079	$566,387	$13,692	2.4%	$1,691,273	$1,742,509	$(51,236)	(2.9)%
Management, development and other fees	695	1,017	(322)	(31.7)%	2,380	2,950	(570)	(19.3)%
Total revenue	580,774	567,404	13,370	2.4%	1,693,653	1,745,459	(51,806)	(3.0)%

Expenses:
Direct property operating expenses, excluding property taxes	122,691	119,064	3,627	3.0%	353,905	333,998	19,907	6.0%
Property taxes	72,332	68,934	3,398	4.9%	212,518	202,973	9,545	4.7%
Total community operating expenses	195,023	187,998	7,025	3.7%	566,423	536,971	29,452	5.5%

Corporate-level property management and other indirect operating expenses	(26,013)	(24,845)	(1,168)	4.7%	(76,472)	(72,993)	(3,479)	4.8%
Expensed transaction, development and other pursuit costs, net of recoveries	(417)	(567)	150	(26.5)%	(1,900)	(4,289)	2,389	(55.7)%
Interest expense, net	(55,987)	(53,249)	(2,738)	5.1%	(164,704)	(162,562)	(2,142)	1.3%
(Loss) gain on extinguishment of debt, net	(17,890)	105	(17,995)	N/A (1)	(17,768)	(9,333)	(8,435)	90.4%
Depreciation expense	(193,791)	(175,348)	(18,443)	10.5%	(561,560)	(529,508)	(32,052)	6.1%
General and administrative expense	(17,313)	(13,985)	(3,328)	23.8%	(53,130)	(46,878)	(6,252)	13.3%
Casualty and impairment loss	(1,940)	—	(1,940)	100.0%	(3,117)	—	(3,117)	100.0%
Income from investments in unconsolidated entities	6,867	5,083	1,784	35.1%	32,959	6,770	26,189	386.8%
Gain on sale of communities	58	31,607	(31,549)	(99.8)%	388,354	91,338	297,016	325.2%
Gain on other real estate transactions, net	1,543	129	1,414	1,096.1%	2,002	328	1,674	510.4%
Net for-sale condominium activity	158	(646)	804	N/A (1)	(1,402)	4,162	(5,564)	N/A (1)
Income before income taxes	81,026	147,690	(66,664)	(45.1)%	670,492	485,523	184,969	38.1%
Income tax (expense) benefit	(2,179)	27	(2,206)	N/A (1)	(1,434)	1,069	(2,503)	N/A (1)
Net income	78,847	147,717	(68,870)	(46.6)%	669,058	486,592	182,466	37.5%

Net loss (income) attributable to noncontrolling interests	67	(14)	81	N/A (1)	32	(90)	122	N/A (1)

Net income attributable to common stockholders	$78,914	$147,703	$(68,789)	(46.6)%	$669,090	$486,502	$182,588	37.5%
_________________________
(1)Percent change is not meaningful.

Net income attributable to common stockholders decreased $68,789,000, or 46.6%, to $78,914,000 and increased $182,588,000, or 37.5%, to $669,090,000 for the three and nine months ended September 30, 2021 as compared to the prior year periods. The decrease for the three months ended September 30, 2021 is primarily due to a decrease in gains on consolidated real estate dispositions, an increase in depreciation expense and loss on extinguishment of debt in the current year period, partially offset by an increase in NOI from our Development communities. The increase for the nine months ended September 30, 2021 is primarily due to an increase in gains on consolidated and unconsolidated real estate dispositions in the current year period, partially offset by a decrease in Same Store NOI and an increase in depreciation expense in the current year period.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss (gain) on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, corporate income tax expense (benefit), casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to the Company's apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the three and nine months ended September 30, 2021 and 2020 to net income for each period are as follows (unaudited, dollars in thousands):

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Net income	$78,847	$147,717	$669,058	$486,592
Property management and other indirect operating expenses, net of corporate income	25,322	23,837	74,110	70,043
Expensed transaction, development and other pursuit costs, net of recoveries	417	567	1,900	4,289
Interest expense, net	55,987	53,249	164,704	162,562
Loss (gain) on extinguishment of debt, net	17,890	(105)	17,768	9,333
General and administrative expense	17,313	13,985	53,130	46,878
Income from investments in unconsolidated entities	(6,867)	(5,083)	(32,959)	(6,770)
Depreciation expense	193,791	175,348	561,560	529,508
Income tax expense (benefit)	2,179	(27)	1,434	(1,069)
Casualty and impairment loss	1,940	—	3,117	—
Gain on sale of communities	(58)	(31,607)	(388,354)	(91,338)
Gain on other real estate transactions, net	(1,543)	(129)	(2,002)	(328)
Net for-sale condominium activity	(158)	646	1,402	(4,162)
Net operating income from real estate assets sold or held for sale	(2,373)	(14,686)	(17,393)	(47,798)
NOI	382,687	363,712	1,107,475	1,157,740

Commercial NOI (1)	(6,823)	(4,362)	(17,868)	(13,131)
Residential NOI	$375,864	$359,350	$1,089,607	$1,144,609
_________________________
(1)Represents results attributable to the non-apartment components of our mixed-use communities and other non-residential operations ("Commercial").

The Residential NOI changes for the three and nine months ended September 30, 2021, compared to the prior year periods, consist of changes in the following categories (unaudited, dollars in thousands):

	For the three months ended	For the nine months ended
	9/30/2021	9/30/2021

Same Store	$(923)	$(89,197)
Other Stabilized	2,968	6,137
Development / Redevelopment	14,469	28,058
Total	$16,514	$(55,002)

Rental and other income increased $13,692,000, or 2.4%, and decreased $51,236,000, or 2.9%, for the three and nine months ended September 30, 2021 compared to the prior year periods. The increase for the three months ended September 30, 2021 is primarily due to additional rental income generated from development completions and development under construction and in lease-up, as well as increased occupancy at our Same Store communities, partially offset by decreased rental rates. The decrease for the nine months ended September 30, 2021 is primarily due to decreased rental rates, amortization of concessions at our Same Store communities and decreased rental income from dispositions, partially offset by additional rental income generated from development completions and development under construction and in lease-up, as well as increased occupancy at our Same Store communities.

Results for the three and nine months ended September 30, 2021 were also impacted by uncollectible lease revenue.

•For the three months ended September 30, 2021, uncollectible lease revenue improved by $10,170,000, composed of $7,283,000 for Residential revenue and $2,887,000 for Commercial revenue, compared to the prior year period.

•For the nine months ended September 30, 2021, uncollectible lease revenue improved by $739,000, composed of a decrease of $6,599,000 for Commercial revenue, partially offset by an increase of $5,860,000 for Residential revenue, compared to the prior year period.

As a result of the pandemic, we increased our use of residential concessions during 2020 and the three and nine months ended September 30, 2021 relative to concessions granted prior to 2020. The increased concessions, which are amortized on a straight-line basis over the life of the respective leases (generally one year), contributed to the overall decline in our rental revenue during the three and nine months ended September 30, 2021 and will continue to impact rental revenue throughout 2021. The amortization of residential concessions for our consolidated communities increased by $10,474,000 and $41,268,000 in the three and nine months ended September 30, 2021, respectively, as compared to the prior year periods, and the remaining net unamortized balance of residential concessions as of September 30, 2021 was $26,802,000.

As discussed elsewhere in this report, the COVID-19 impact and related economic, regulatory and operating impacts are likely to continue to adversely affect our rental revenue. If job losses in our markets and nationally reoccur, this would likely decrease our ability to maintain and/or increase rents and/or maintain occupancy at our historical levels. Deteriorating financial conditions among our residents and commercial tenants, as well as regulations that limit our ability to evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The pandemic may also continue to depress demand among consumers for our apartments for a variety of other reasons, including the following: consumers whose income has declined, who are working from home remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide during the pandemic to live in markets or submarkets that are less costly than ours; low interest rates that are caused by government response to the pandemic may encourage consumers who would otherwise rent to seek out home ownership; and various sources of demand for our apartments (e.g., students, corporate apartment homes, seasonal job-related demand as in the entertainment industry) may remain below pre-pandemic levels.

Consolidated Communities — The weighted average number of occupied apartment homes for consolidated communities decreased to 75,354 apartment homes for the nine months ended September 30, 2021, compared to 78,727 homes for the prior year period. The weighted average monthly rental revenue per occupied apartment home increased to $2,491 for the nine months ended September 30, 2021 compared to $2,456 in the prior year period.

Same Store rental revenue increased $6,599,000, or 1.3%, and decreased $65,514,000, or 4.1%, for the three and nine months ended September 30, 2021, compared to the prior year periods.

•Residential rental revenue increased $5,067,000, or 1.0%, and decreased $68,917,000, or 4.4%, for the three and nine months ended September 30, 2021, compared to the prior year periods. The increase for the three month ended September 30, 2021 was partially due to a reduction in uncollectible lease revenue of $7,369,000 and the decrease for the nine months ended September 30, 2021 was partially due to an increase in uncollectible lease revenue for $4,245,000. See below for a table detailing the change in Same Store Residential rental revenue by market for the nine months ended September 30, 2021, including the attribution of the change between rental rates and Economic Occupancy (as defined below).

•Commercial rental revenue increased $1,532,000, or 37.5%, and $3,403,000, or 29.2%, for the three and nine months ended September 30, 2021, compared to the prior year periods. The increase in Commercial revenue was due in part to a reduction in uncollectible lease revenue of $1,777,000 and $4,799,000, for the three and nine months ended September 30, 2021, respectively.

The following table presents the change in Same Store Residential rental revenue for the three and nine months ended September 30, 2021, compared to the prior year periods (unaudited):

	For the three months ended	For the nine months ended
	9/30/2021	9/30/2021
Residential rental revenue
Lease rates	(1.8)%	(3.2)%
Concessions and other discounts	(1.8)%	(2.3)%
Economic Occupancy	3.2%	1.3%
Other rental revenue	—%	0.1%
Uncollectible lease revenue	1.4%	(0.3)%
Total Residential rental revenue	1.0%	(4.4)%

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between rental rates and Economic Occupancy for the nine months ended September 30, 2021 (unaudited).

	For the nine months ended September 30, 2021
	Residential rental revenue (000s)				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change		% Change
	2021	2020	2021 to 2020	2021 to 2020	2021	2020	2021 to 2020	2021	2020	2021 to 2020
New England	$224,173	$231,308	$(7,135)	(3.1)%	$2,722	$2,861	(4.9)%	96.0%	94.2%	1.8%
Metro NY/NJ	315,285	323,011	(7,726)	(2.4)%	3,031	3,158	(4.0)%	96.2%	94.6%	1.6%
Mid-Atlantic	249,693	259,575	(9,882)	(3.8)%	2,138	2,242	(4.6)%	95.1%	94.3%	0.8%
Southeast Florida	23,055	21,771	1,284	5.9%	2,191	2,151	1.9%	96.3%	92.3%	4.0%
Denver, CO	17,573	15,757	1,816	11.5%	1,863	1,724	8.1%	96.5%	93.1%	3.4%
Pacific Northwest	78,513	82,525	(4,012)	(4.9)%	2,167	2,278	(4.9)%	95.5%	95.5%	—%
Northern California	267,709	305,751	(38,042)	(12.4)%	2,620	3,042	(13.9)%	96.0%	94.5%	1.5%
Southern California	328,242	333,462	(5,220)	(1.6)%	2,252	2,314	(2.7)%	96.6%	95.5%	1.1%
Total Same Store	$1,504,243	$1,573,160	$(68,917)	(4.4)%	$2,476	$2,627	(5.7)%	96.0%	94.7%	1.3%
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

Direct property operating expenses, excluding property taxes, increased $3,627,000, or 3.0%, and $19,907,000, or 6.0%, for the three and nine months ended September 30, 2021, compared to the prior year periods. The increases for the three and nine months ended September 30, 2021 are primarily due to the addition of newly developed apartment communities, as well as the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Same Store Residential direct property operating expenses, excluding property taxes, represents 99.9% of total Same Store operating expenses for the three and nine months ended September 30, 2021. Residential direct property operating expenses, excluding property taxes, increased $3,175,000, or 3.0%, and $14,328,000, or 4.8%, for the three and nine months ended September 30, 2021 compared to the prior year periods. The increases for the three and nine months ended September 30, 2021 are primarily due to the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Property taxes increased $3,398,000, or 4.9%, and $9,545,000, or 4.7%, for the three and nine months ended September 30, 2021, compared to the prior year periods. The increases for the three and nine months ended September 30, 2021 are primarily due to the addition of newly developed apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents 98.8% of total Same Store property taxes for the three and nine months ended September 30, 2021. Residential property taxes increased $2,597,000, or 4.3%, and $5,480,000, or 3.1%, for the three and nine months ended September 30, 2021, compared to the prior year periods. The increases for the three and nine months ended September 30, 2021 are primarily due to increased assessments across the portfolio and the expiration of certain property tax incentive programs in New York City in the current year periods.

Corporate-level property management and other indirect operating expenses increased $1,168,000, or 4.7%, and $3,479,000, or 4.8%, for the three and nine months ended September 30, 2021, compared to the prior year periods, primarily due to increased compensation related costs and costs related to an increased investment in technology initiatives to improve efficiency in services for resident and prospects in the current year periods.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, decreased $150,000, or 26.5%, and $2,389,000, or 55.7%, for the three and nine months ended September 30, 2021 as compared to the prior year periods.

Interest expense, net increased $2,738,000, or 5.1%, and $2,142,000, or 1.3%, for the three and nine months ended September 30, 2021, compared to the prior year periods. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark to market impact from derivatives not in qualifying hedge relationships. The increases for the three and nine months ended September 30, 2021 were primarily due to a decrease in capitalized interest and an increase in the amount of unsecured indebtedness, partially offset by lower overall effective rates on unsecured indebtedness and a combination of a decrease in variable rates on, and amounts of, secured indebtedness.

Loss (gain) on extinguishment of debt, net reflects prepayment penalties, the write-off of unamortized deferred financing costs, premiums/discounts and deferred hedging losses, from our debt repurchase and retirement activity, or payments to acquire our outstanding debt at amounts above or below the carrying basis of the debt acquired. The losses of $17,890,000 and $17,768,000 for the three and nine months ended September 30, 2021, respectively, and $9,333,000 for the nine months ended September 30, 2020, were due to the repayments of unsecured debt during the periods.

Depreciation expense increased $18,443,000, or 10.5%, and $32,052,000, or 6.1%, for the three and nine months ended September 30, 2021, as compared to the prior year periods, primarily due to depreciation at a portion of a current operating community that will be taken out of service in conjunction with the development of an adjacent apartment community and the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) increased $3,328,000, or 23.8%, and $6,252,000, or 13.3%, for the three and nine months ended September 30, 2021, as compared to the prior year periods, primarily due to increases in compensation related expenses, including executive transition costs, in the current year periods.

Casualty and impairment loss for the three and nine months ended September 30, 2021 of $1,940,000 and $3,117,000, consists of a $1,971,000 charge recognized for the damages across several communities in our East Coast markets related to severe storms. The loss for the nine months ended September 30, 2021, also consists of a $1,146,000 charge recognized for the property and casualty damages resulting from a fire at an operating community.

Income from investments in unconsolidated entities increased $1,784,000 and $26,189,000 for the three and nine months ended September 30, 2021, as compared to the prior year periods, due to unrealized gains on property technology investments recognized in the current year periods, partially offset by the gain on the sale of a community in Archstone Multifamily Partners AC LP (the "U.S. Fund") in the prior year periods. The increase for the nine months ended September 30, 2021 was also due to the gain on the sale of the final two communities in Archstone Multifamily Partners AC JV LP (the "AC JV").

Gain on sale of communities decreased by $31,549,000 and increased by $297,016,000 for the three and nine months ended September 30, 2021, compared to the prior year periods. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area.

Net for-sale condominium activity is a net gain of $158,000 and net expense of $1,402,000 for the three and nine months ended September 30, 2021 and a net expense of $646,000 and net gain of $4,162,000 for the three and nine months ended September 30, 2020, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia and associated marketing, operating and administrative costs. During the three and nine months ended September 30, 2021, we sold 17 and 43 residential condominiums at The Park Loggia, for gross proceeds of $54,277,000 and $107,278,000, resulting in gains in accordance with GAAP of $1,345,000 and $2,051,000, respectively. During the three and nine months ended September 30, 2020, we sold seven and 59 residential condominiums at The Park Loggia for gross proceeds of $15,699,000 and $182,512,000, resulting in gains in accordance with GAAP of $727,000 and $8,174,000, respectively. In addition, we incurred $1,187,000 and $1,373,000 for the three months ended September 30, 2021 and 2020, respectively, and $3,453,000 and $4,012,000 for the nine months ended September 30, 2021 and 2020, respectively, in marketing, operating and administrative costs.

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
•property and casualty insurance proceeds and legal settlement activity;
•gains or losses on sales of assets not subject to depreciation and other investment gains or losses;
•advocacy contributions, representing payments to promote our business interests;
•hedge ineffectiveness or gains or losses from derivatives not designated as hedges for accounting purposes;
•severance related costs;
•executive transition compensation costs;
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

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders (unaudited, dollars in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Net income attributable to common stockholders	$78,914	$147,703	$669,090	$486,502
Depreciation - real estate assets, including joint venture adjustments	192,435	174,505	558,006	527,491
Distributions to noncontrolling interests	12	12	36	36
Gain on sale of unconsolidated entities holding previously depreciated real estate	—	(5,157)	(23,305)	(5,157)
Gain on sale of previously depreciated real estate	(58)	(31,607)	(388,354)	(91,338)
Casualty and impairment loss on real estate	1,940	—	3,117	—
FFO attributable to common stockholders	273,243	285,456	818,590	917,534

Adjusting items:
Unconsolidated entity (gains) losses, net (1)	(6,924)	86	(9,056)	86
Business interruption insurance proceeds	—	(282)	—	(385)
Lost NOI from casualty losses covered by business interruption insurance	—	—	—	48
Loss (gain) on extinguishment of consolidated debt	17,890	(105)	17,768	9,333
Gain on interest rate contract	—	—	(2,654)	—
Advocacy contributions	—	1,308	—	3,074
Executive transition compensation costs	411	—	2,599	—
Severance related costs	284	75	386	2,115
Development pursuit write-offs and expensed transaction costs, net of recoveries	273	147	575	3,536
Gain on for-sale condominiums (2)	(1,345)	(727)	(2,051)	(8,174)
For-sale condominium marketing, operating and administrative costs (2)	1,187	1,373	3,453	4,012
For-sale condominium imputed carry cost (3)	1,648	2,580	5,779	9,013
Gain on other real estate transactions, net	(1,543)	(129)	(2,002)	(328)
Legal settlements	22	59	1,100	35
Income tax expense (benefit)	2,179	(27)	1,434	(1,069)
Core FFO attributable to common stockholders	$287,325	$289,814	$835,921	$938,830

Weighted average common shares outstanding - diluted	139,737,725	140,603,722	139,645,069	140,702,803

EPS per common share - diluted	$0.56	$1.05	$4.79	$3.46
FFO per common share - diluted	$1.96	$2.03	$5.86	$6.52
Core FFO per common share - diluted	$2.06	$2.06	$5.99	$6.67
_________________________
(1)Amounts for the three and nine months ended September 30, 2021 include unrealized gains on property technology investments of $6,924 and $10,094, respectively. The amount for the nine months ended September 30, 2021 is partially offset by the write-off of asset management fee intangibles associated with the disposition of the final two AC JV communities.
(2)The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net expense of $158 and $1,402 for the three and nine months ended September 30, 2021 and a net expense of $646 and net gain of $4,162 for the three and nine months ended September 30, 2020.
(3)Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.

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

A presentation of GAAP based cash flow metrics is as follows (unaudited, dollars in thousands) and a discussion of "Liquidity and Capital Resources" can be found later in this report:

	For the three months ended		For the nine months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020
Net cash provided by operating activities	$343,113	$333,157	$911,742	$962,074
Net cash used in investing activities	$(404,958)	$(136,195)	$(315,753)	$(321,323)
Net cash provided by (used in) financing activities	$10,590	$(430,256)	$(473,671)	$(585,965)

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

We had cash, cash equivalents and cash in escrow of $435,850,000 at September 30, 2021, an increase of $122,318,000 from $313,532,000 at December 31, 2020. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Condensed Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities — Net cash provided by operating activities decreased to $911,742,000 for the nine months ended September 30, 2021 from $962,074,000 for the nine months ended September 30, 2020, primarily due to decreases in rental income, including the impact of uncollectible lease revenue.

Investing Activities — Net cash used in investing activities totaled $315,753,000 for the nine months ended September 30, 2021. The net cash used was primarily due to:

•investment of $476,307,000 in the development and redevelopment of communities;
•acquisition of four operating communities for $392,746,000; and
•capital expenditures of $110,310,000 for our operating communities and non-real estate assets.

These amounts were partially offset by:

•net proceeds from the disposition of six operating communities and ancillary real estate of $576,973,000; and
•net proceeds from the sale of for-sale residential condominiums of $98,752,000.

Financing Activities — Net cash used in financing activities totaled $473,671,000 for the nine months ended September 30, 2021. The net cash used was primarily due to:

•payment of cash dividends in the amount of $666,420,000;
•repayment of unsecured notes in the amount of $462,147,000; and
•mortgage note repayments and principal amortization payments in the amount of $35,688,000.

The amounts were partially offset by:

•proceeds from the issuance of unsecured notes in the amount of $699,167,000; and
•the issuance of common stock in the amount of $7,011,000, primarily through CEP V.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.86% at October 29, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had $44,000,000 outstanding under the Credit Facility and had $12,599,000 outstanding in letters of credit that reduced our borrowing capacity as of October 29, 2021. In addition, we had $37,596,000 outstanding in additional letters of credit unrelated to the Credit Facility as of October 29, 2021.

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

We were in compliance with these covenants at September 30, 2021.

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

Continuous Equity Offering Program

In May 2019, we commenced our fifth continuous equity program ("CEP V") under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and determinations of the appropriate sources of funding. In conjunction with CEP V, we engaged sales agents who will receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the relevant forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the relevant forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the three and nine months ended September 30, 2021, we sold 21,000 shares of common stock at an average sales price of $227.60 per share, for net proceeds of $4,708,000 under this program. During October 2021, we sold 101,343 shares of common stock at an average sales price of $225.85, for net proceeds of $22,545,000 under this program. As of October 29, 2021, we had $725,210,000 remaining authorized for issuance under this program.

Forward Interest Rate Swap Agreements

The following derivative activity occurred during the nine months ended September 30, 2021:

•We terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020, receiving a payment of $6,962,000. We recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the nine months ended September 30, 2021, included in interest expense, net on the accompanying Condensed Consolidated Statements of Comprehensive Income.

•In conjunction with the issuance of our $700,000,000 2.050% unsecured notes due 2032 in September 2021, we settled $200,000,000 of forward interest rate swap agreements, entered into in 2021, designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a net payment of $2,211,000. We have deferred these amounts in accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets, and are recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

•We entered into an additional $150,000,000 of new forward interest rate swap agreements executed to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2022.

At the maturity of the remaining outstanding swap agreements, we expect to cash settle the contracts and either pay or receive cash for the then current fair value. Assuming that we issue the debt as expected, the hedging impact from these positions will then be recognized over the life of the issued debt as a yield adjustment.

Stock Repurchase Program

In July 2020, our Board of Directors voted to terminate our prior $500,000,000 Stock Repurchase Program (the "Amended 2005 Stock Repurchase Program") and approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised from time to time in our discretion and in such amounts as market conditions warrant. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the nine months ended September 30, 2021 and through October 29, 2021, we had no repurchases of shares under this program. As of October 29, 2021, we had $316,148,000 remaining authorized for purchase under this program.

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

The following debt activity occurred during the nine months ended September 30, 2021:

•In January 2021, we repaid $27,795,000 principal amount of 5.37% fixed rate debt secured by Avalon San Bruno II at par in advance of the April 2021 maturity date.

•In September 2021, we repaid $450,000,000 principal amount of our 2.95% unsecured notes in advance of the September 2022 scheduled maturity, recognizing a loss on debt extinguishment of $17,890,000, composed of a prepayment penalty of $12,147,000, and the non-cash write off of unamortized deferred hedging losses and unamortized deferred financing costs of $5,743,000.

•In September 2021, we issued $700,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees of approximately $694,617,000, before considering the impact of other offering costs. The notes mature in January 2032 and were issued at a 2.050% interest rate. The notes were issued under our green bond framework, and we have allocated or will allocate the net proceeds, in whole or in part, to one or more new or existing eligible green projects.

In November 2021, we repaid an aggregate of $73,060,000 principal amount of fixed rate debt with a weighted average interest rate of 3.79% secured by Avalon Westbury at par in advance of the November 2036 maturity date.

The following table details our consolidated debt maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at September 30, 2021 and December 31, 2020 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2020	9/30/2021	2021	2022	2023	2024	2025	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,399	$35,930	$160	$663	$699	$737	$778	$32,893
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	62,200	—	—	—	—	—	62,200
				98,599	98,130	160	663	699	737	778	95,093
Variable rate
Avalon Acton	1.09%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.74%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.74%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.67%	May-2029	(4)	93,500	88,300	—	5,600	6,100	6,800	7,300	62,500
Avalon San Bruno I	1.63%	Dec-2037	(4)	63,850	62,850	900	2,000	2,200	2,300	2,400	53,050
				470,850	464,650	900	7,600	8,300	9,100	9,700	429,050
Conventional loans
Fixed rate
$450 million unsecured notes	4.30%	Sep-2022	(5)	450,000	—	—	—	—	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	—	250,000	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	—	350,000	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	—	300,000	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	—	525,000	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	—	300,000	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	—	475,000
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	—	300,000
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.15%	Jan-2032	(6)	—	700,000	—	—	—	—	—	700,000
Avalon Walnut Creek	4.00%	Jul-2066		4,001	4,161	—	—	—	—	—	4,161
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200
Avalon San Bruno II	3.85%	Apr-2021	(5)	27,844	—	—	—	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	12,170	10,995	400	1,655	1,740	1,840	1,930	3,430
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,810,365	7,031,506	400	1,655	601,740	301,840	826,930	5,298,941

Variable rate
Term Loan - $100 million	1.17%	Feb-2022		100,000	100,000	—	100,000	—	—	—	—
Term Loan - $150 million	1.10%	Feb-2024		150,000	150,000	—	—	—	150,000	—	—
				250,000	250,000	—	100,000	—	150,000	—	—

Total indebtedness - excluding Credit Facility				$7,629,814	$7,844,286	$1,460	$109,918	$610,739	$461,677	$837,408	$5,823,084
_________________________
(1)Rates are given as of September 30, 2021 and include credit enhancement fees, facility fees, trustees' fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $48,363 and $47,995 as of September 30, 2021 and December 31, 2020, respectively, and deferred financing costs and debt discount associated with secured notes of $16,619 and $17,482 as of September 30, 2021 and December 31, 2020, respectively, as reflected on our Condensed Consolidated Balance Sheets included elsewhere in this report.
(3)In November 2021, we repaid this borrowing at par in advance of its scheduled maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

(5)During the nine months ended September 30, 2021, we repaid this borrowing at par in advance of its scheduled maturity date.
(6)The net proceeds of these unsecured notes have been or will be allocated, in whole or in part, to one or more new or existing eligible green projects.

Future Financing and Capital Needs — Portfolio and Capital Markets Activity

In light of the COVID-19 pandemic, we continue to monitor the availability of our various capital raising alternatives. For the remainder of 2021, we expect to meet our liquidity needs from one or more a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2021 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects. In addition, the impacts of the COVID-19 pandemic on capital markets, including the availability and costs of debt and equity capital, remain uncertain and may have material adverse effects on our access to capital on attractive terms.

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

In addition, we may pursue opportunities to invest in real estate development through mezzanine loans or other investments structured as debt.

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

Unconsolidated Real Estate Investments and Off-Balance Sheet Arrangements

Unconsolidated Investments - Operating Communities

As of September 30, 2021, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. Refer to Note 5, "Investments in Real Estate Entities," of the Condensed Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of September 30, 2021, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

	Company ownership percentage	# of apartment homes	Total capitalized cost	Debt (1)
						Interest rate	Maturity date
Unconsolidated Real Estate Investments				Amount	Type

NYTA MF Investors LLC
1. Avalon Bowery Place I - New York, NY		206	$209,621	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II - New York, NY		90	91,040	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside - New York, NY (2)		295	211,197	112,330	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea - New York, NY (3)		305	128,520	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line - New York, NY (3)		405	121,438	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	761,816	395,769		3.88%

Archstone Multifamily Partners AC LP
1. Avalon Studio 4121 - Studio City, CA		149	57,218	26,475	Fixed	3.34%	Nov 2022
2. Avalon Station 250 - Dedham, MA		285	99,305	51,555	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower - Bethesda, MD		237	80,981	39,965	Fixed	3.74%	Sep 2022
Total Archstone Multifamily Partners AC LP	28.6%	671	237,504	117,995		3.65%

Other Operating Joint Ventures
1. MVP I, LLC	25.0%	313	129,126	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC	28.7%	305	19,383	20,538	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	148,509	123,538		3.27%

Total Unconsolidated Investments		2,590	$1,147,829	$637,302		3.72%
_____________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of September 30, 2021.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.

During the nine months ended September 30, 2021, the AC JV sold Avalon North Point and Avalon North Point Lofts, its final two communities containing an aggregate of 529 apartment homes, for an aggregate sales price of $325,000,000. Our share of the gain was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan to the equity investors in the venture at par.

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
(3)As of September 30, 2021, we have contributed our total equity investment in AVA Arts District of $28,088,000. The venture has secured a variable rate construction loan with a maximum borrowing of $167,147,000 to fund approximately 60% of the development of AVA Arts District, of which $1,032,000 has been drawn as of September 30, 2021. The venture commenced draws under the loan subsequent to required equity contributions by the venture partners. We guarantee the construction loan on behalf of the venture, and any obligations we may incur under the guarantee, except for those due to our misconduct, are required capital contributions of the partners based on ownership interest.

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

Contractual Obligations

We currently have contractual obligations consisting primarily of long-term debt obligations and lease obligations for certain land parcels and regional and administrative office space. As of September 30, 2021, other than as discussed in this Form 10-Q, there have been no other material changes in our scheduled contractual obligations as disclosed in our Form 10-K.

Development Communities

As of September 30, 2021, we owned or held a direct interest in 15 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 4,645 apartment homes and 40,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $1,863,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually or in the aggregate. You should carefully review Part I, Item 1A. "Risk Factors" of our Form 10-K, as well as the discussion under Part II, Item 1A. "Risk Factors" in this report, for a discussion of the risks associated with development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Harrison (4) Harrison, NY	143	$88	Q4 2018	Q3 2021	Q3 2022	Q1 2023
2.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q3 2022	Q1 2023
3.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q2 2022
4.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q2 2022	Q4 2022
5.	AVA RiNo Denver, CO	246	87	Q4 2019	Q4 2021	Q1 2022	Q3 2022
6.	Avalon Harbor Isle Island Park, NY	172	90	Q4 2020	Q1 2022	Q3 2022	Q1 2023
7.	Avalon Easton II Easton, MA	44	15	Q4 2020	Q3 2021	Q4 2021	Q1 2022
8.	Avalon Somerville Station Somerville, NJ	375	117	Q4 2020	Q2 2022	Q3 2023	Q1 2024
9.	Avalon North Andover North Andover, MA	170	56	Q2 2021	Q4 2022	Q1 2023	Q3 2023
10.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
11.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q4 2023
12.	Avalon Amityville I Amityville, NY	338	129	Q2 2021	Q1 2023	Q1 2024	Q3 2024
13.	Avalon Bothell Commons I Bothell, WA	472	203	Q2 2021	Q2 2023	Q1 2024	Q3 2024
14.	Avalon Westminster Promenade Denver, CO	312	107	Q3 2021	Q3 2023	Q4 2023	Q2 2024
15.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q3 2023	Q4 2024	Q1 2025
	Total	4,645	$1,863
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

During the three months ended September 30, 2021, we completed the development of Avalon Monrovia, located in Monrovia, CA, containing 154 apartment homes and 157,342 square feet of rentable space, for a total capitalized cost of $69,000,000, or $439 per square foot as of September 30, 2021. We generally anticipate incurring additional costs associated with this community that are customary for new developments.

Development Rights

At September 30, 2021, we had $66,769,000 in acquisition and related capitalized costs for direct interests in three land parcels we own. In addition, we had $55,451,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 15 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for four Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 22 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 7,376 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During the nine months ended September 30, 2021, we incurred a charge of $1,900,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

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

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions. Our captive insurance company is directly responsible for covered liability claims arising out of our primary commercial general liability policy, subject to a $2,000,000 per occurrence loss limit and annually in the aggregate, excess of applicable self-insured retentions and deductibles.

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

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain U.S. Federal Income Tax Considerations and Consequences of Your Investment" in the prospectus dated February 25, 2021 contained in our Registration Statement on Form S-3 filed with the SEC on February 25, 2021.

The second paragraph under the heading “-U.S. Taxation of Non-U.S. Stockholders-Distributions Attributable to Sale or Exchange of Real Property” is hereby deleted and replaced with the following:

Subject to the following paragraph, we will be required to withhold and remit to the IRS 21% (or the then applicable highest corporate rate of U.S. federal income tax) of any distributions to non-U.S. stockholders attributable to gain from our sale or exchange of U.S. real property interests. Under long-standing regulations, we also may be required to withhold on any distributions to non-U.S. stockholders that we designate as capital gain dividends, including any distributions that could have been designated as capital gain dividends. Amounts so withheld are creditable against the non-U.S. stockholder’s U.S. federal income tax liability. A non-U.S. stockholder who receives distributions attributable to gain from a sale or exchange by us of U.S. real property interests will be required to file a U.S. federal income tax return for the taxable year.

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

Risks and uncertainties that might cause such differences include those related to the COVID-19 pandemic, including, among other factors, (i) the effect on the multifamily industry and the general economy of measures taken by businesses and the government to prevent the spread of the novel coronavirus and relieve economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic. In addition, the effects of the pandemic are likely to heighten the following risks, which we routinely face in our business.

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

The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2021	494	$217.77	—	$316,148
August 1 - August 31, 2021	308	$228.39	—	$316,148
September 1 - September 30, 2021	14	$232.85	—	$316,148

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
Indenture for Debt Securities, dated as of February 23, 2018, between the Company and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K of the Company filed September 15, 2021.)

4.2	—	Form of 2.050% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed September 15, 2021.)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (Filed herewith.)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (Filed herewith.)
32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). (Furnished herewith.)
101	—
The following financial materials from AvalonBay Communities, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements. (Filed herewith.)

104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document). (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALONBAY COMMUNITIES, INC.

Date:	November 4, 2021	/s/ Timothy J. Naughton
Timothy J. Naughton
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	/s/ Kevin P. O'Shea
Kevin P. O'Shea
Chief Financial Officer
(Principal Financial Officer)