Form 10-K
period 2021-12-31
AVALONBAY COMMUNITIES INC
filed 2022-02-25
CIK 915912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock, par value $.01 per share, held by nonaffiliates of the registrant, as of June 30, 2021 was $29,036,990,171.
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of January 31, 2022 was 139,752,486.
Documents Incorporated by Reference
Portions of AvalonBay Communities, Inc.'s Proxy Statement for the 2022 annual meeting of stockholders, a definitive copy of which will be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

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

At January 31, 2022, we owned or held a direct or indirect ownership interest in:

•278 operating apartment communities containing 81,803 apartment homes in 12 states and the District of Columbia, of which 268 communities containing 79,213 apartment homes were consolidated for financial reporting purposes and 10 communities containing 2,590 apartment homes were held by unconsolidated entities in which we hold an ownership interest.

•17 wholly-owned apartment communities under development that are expected to contain an aggregate of 5,386 apartment homes when completed and two unconsolidated investments which each hold an apartment community under development and together are expected to contain an aggregate of 803 apartment homes when completed.

•The Park Loggia, which contains 172 for-sale residential condominiums, of which 132 have been sold as of January 31, 2022, and 66,000 square feet of commercial space, of which 87% has been leased as of January 31, 2022.

•Rights to develop an additional 27 communities that, if developed as expected, will contain 10,092 apartment homes.

We generally obtain ownership in an apartment community by developing a new community on either vacant land or land with improvements that we raze, or by acquiring an existing community. In selecting sites for development or acquisition, we favor locations that are near expanding employment centers and convenient to transportation, recreation areas, entertainment, shopping and dining.

Our principal financial goal is to increase long-term shareholder value through the development, redevelopment, acquisition, ownership and, when appropriate, disposition of apartment communities in our markets. To help meet this goal, we regularly (i) monitor our investment allocation by geographic market and product type, (ii) develop, redevelop and acquire interests in apartment communities in our selected markets, (iii) selectively sell apartment communities that no longer meet our long-term strategy or when opportunities are presented to realize a portion of the value created through our investment and redeploy the proceeds from those sales and (iv) maintain a capital structure that we believe is aligned with our business risks and allows us to maintain continuous access to cost-effective capital. We undertake our development and redevelopment activities primarily through in-house development and redevelopment teams, which are complemented by our in-house acquisition platform. We believe that our organizational structure, which includes dedicated development and operational teams, and strong culture are key differentiators. We pursue our development, redevelopment, investment and operating activities with the purpose of Creating a Better Way to Live.

Our strategic vision is to be the leading apartment company in select US markets, providing a range of distinctive living experiences that customers value. We pursue this vision by targeting what we believe are among the best markets and submarkets, leveraging our strategic capabilities in market research and consumer insight and being disciplined in our capital allocation and balance sheet management. We operate our apartment communities under four core brands, Avalon, AVA, eaves by Avalon and our Kanso brand which we introduced in 2020. We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint. Our core “Avalon” brand focuses on upscale apartment living and high end amenities and services. “AVA” targets customers in high energy, transit-served neighborhoods and generally feature smaller apartments, many of which are designed for roommate living, and a variety of active common spaces that encourage socialization. “eaves by Avalon” is targeted to the cost conscious, “value” segment primarily in suburban areas. In 2020, we introduced our "Kanso" brand through one of our current Development Communities. The Kanso brand is designed to create an apartment living experience that offers simplicity without sacrifice at a more moderate price point, featuring high-quality apartment homes, limited-to-no community amenities and a low-touch, largely self-service operating model that leverages technology and smart access. We believe that these brands allow us to further penetrate our existing markets by appealing to different consumer preferences.

During the three years ended December 31, 2021, we:

•acquired 12 apartment communities, excluding unconsolidated investments, and in 2019 we purchased our joint venture partner's interest in one operating community, obtaining a 100% ownership in that apartment community;

•disposed of 24 apartment communities, excluding unconsolidated investments;

•realized our pro rata share of the gain from the sale of four communities owned by unconsolidated real estate entities; and

•completed the development of 24 apartment communities and the redevelopment of nine apartment communities.

A more detailed description of our unconsolidated real estate entities and the related investment activity can be found in Note 5, “Investments,” of the Consolidated Financial Statements in Item 8 of this report and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Development Strategy.    We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. As one of the largest developers of multifamily rental apartment communities in our selected markets, we maintain regional offices to identify and support development opportunities through local market presence and access to local market information. In addition to our principal executive office in Arlington, Virginia, we also have regional offices, administrative offices or specialty offices, including offices that are in or near the following cities:

•Bellevue, Washington;
•Boca Raton and Miami, Florida;
•Boston, Massachusetts;
•Chapel Hill, North Carolina;
•Denver, Colorado;
•Irvine, California;
•Los Angeles, California;
•Melville, New York;
•New York, New York;
•San Francisco, California;
•San Jose, California;
•Shelton Connecticut;
•Virginia Beach, Virginia; and
•Westfield, New Jersey.

After selecting a site for development, we usually negotiate for the right to acquire the site either through an option or a long-term conditional contract. Options and long-term conditional contracts generally allow us to acquire an interest in the site after the completion of entitlements and shortly before the start of construction, which reduces development-related risks and preserves capital. However, as a result of competitive market conditions for land suitable for development, we have sometimes acquired and held land prior to construction for extended periods while entitlements are obtained, or acquired land zoned for uses other than residential with the potential for rezoning. When acquiring improved land with existing commercial uses prior to development, any rent received in excess of expenses from these operations, which we consider to be incidental, is accounted for as a reduction in our investment in the development pursuit and not as net income. Any expenses relating to these operations, in excess of any rents received, are recognized in net income. We have also participated, and may in the future participate, in master planned or other large multi-use developments where we commit to build infrastructure (such as roads) to be used by other participants or commit to act as construction manager or general contractor in building structures or spaces for third parties (such as unimproved ground floor commercial space, municipal garages or parks). Costs we incur in connection with these activities may be accounted for as additional invested capital in the community or we may earn fee income for providing these services. Particularly with large scale, urban in-fill developments, we may engage in significant environmental remediation efforts to prepare a site for construction. For further discussion of our Development Rights, refer to Item 2. “Properties” in this report.

We generally act as our own general contractor and construction manager, except for certain mid-rise and high-rise apartment communities, or in locations where we have limited historical experience such as our expansion markets where we may elect to use third-party general contractors as construction managers. We generally perform these functions directly (although we may use a wholly-owned subsidiary) both for ourselves and for the joint ventures and partnerships of which we are a member or a partner. We believe direct involvement in construction enables us to achieve higher construction quality, greater control over construction schedules and cost savings. Our development, property management and construction teams monitor construction progress to ensure quality workmanship and a smooth and timely transition into the leasing and operating phase.

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

As part of the Archstone Acquisition in 2013 (as defined in Item 1. “Business” in the Company's Form 10-K filed February 22, 2019), we acquired, and still own, 14 assets that had previously been contributed by third parties on a tax-deferred basis to an Archstone partnership in which the third parties received ownership interests. To protect the tax-deferred nature of the contribution, the third parties are entitled to cash payments if we trigger tax obligations to the third parties by selling, or failing to maintain sufficient levels of secured financing on, the contributed assets. Our tax protection payment obligations with respect to these assets expire at different times and in some cases don’t expire until the death of a third party who contributed ownership interests to the Archstone partnership. After review and investigation of Archstone’s tax and accounting records, we estimate that, had we sold or taken other triggering actions in 2021 with respect to all 14 assets, the aggregate amount of the tax protection payments that would have been triggered would have been approximately $45,100,000. At the present time, we do not intend to take actions that would cause us to be required to make tax protection payments with respect to any of these assets.

Acquisition Strategy.    Our core competencies in development and redevelopment discussed above allow us to be selective in the acquisitions we target. Acquisitions allow us to achieve rapid penetration into markets in which we desire an increased presence. Acquisitions (and dispositions) also help us achieve our desired product mix or rebalance our portfolio. While we are primarily focused on acquisitions in our expansion markets of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado, we may pursue additional investments in our legacy coastal markets based on market conditions.

Property Management Strategy.    We seek to increase operating income through innovative, proactive property management that will result in higher revenue from communities while constraining operating expenses. Our principal strategies to maximize operating income include:

•focusing on associate engagement and resident satisfaction;
•staggering lease terms such that lease expirations are matched with seasonal demand;
•delivering high occupancy with premium pricing for various customer segments; and
•making innovations in our operating model through (i) leveraging technology, including digital, cloud and various automation technologies and (ii) data science to optimize revenue from the portfolio, while reducing customer acquisition, transaction and retention costs.

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
•pursuing real estate tax appeals;
•installing high efficiency lighting and water fixtures, cogeneration systems and solar panels; and
•implementing technology for resident and prospect services such as package lockers and self guided or virtual tours.

On-site property management teams receive bonuses based largely upon the revenue, expense, Net Operating Income (“NOI”) and customer service metrics produced at their respective communities. We use and continuously seek ways to improve technology applications to help manage our communities, believing that the accurate collection of financial and resident data will enable us to maximize revenue and control costs through careful leasing decisions, maintenance decisions and financial management.

We generally manage the operation and leasing activity of our communities directly (although we may use a wholly-owned subsidiary) both for ourselves and the joint ventures and partnerships of which we are a member or a partner. From time to time we may engage a third party to manage leasing and/or maintenance activity at one or more of our communities where we have limited historical experience such as our expansion markets or for other reasons.

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

Other Strategies and Activities.    While we emphasize equity real estate investments in rental apartment communities, we have the ability to invest in other activities and to make non-equity investments, including the following:

•Commercial space: we own and lease commercial space at our communities when either (i) the highest and best use of the space is for commercial (e.g., street level in an urban area); (ii) we believe the commercial space will enhance the attractiveness of the community to residents or; (iii) some component of commercial space is required to obtain entitlements to build apartment homes. As of December 31, 2021, we had a total of approximately 867,000 square feet of rentable commercial space, excluding commercial space within communities currently under development. Gross rental revenue provided by leased commercial space in 2021 was $31,885,000 (1.4% of total revenue).

•For-sale real estate development: we may also develop a property in conjunction with another real estate company that will own and operate the commercial or for-sale residential components of a mixed-use building or project that we help develop. We may from time to time, through a taxable REIT subsidiary ("TRS"), develop real estate and hold it out for sale upon completion if we believe, at the outset or due to changed circumstances, that this will be the best use or disposition opportunity for the property, as is the case with our sale of apartment condominium units at The Park Loggia condominium development in New York, NY.

•Property technology and environmental investments: we have also invested, either through a wholly-owned TRS, or in an investment vehicle that has elected to be treated as a TRS, in companies (and in venture funds that invest in companies) that provide technology services to the real estate industry, and we have invested, through a TRS, in environmentally focused investment funds to further our sustainability efforts and learning. As of December 31, 2021, we invested $17,277,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds.

•Debt financing: while we generally invest in equity through fee simple ownership or an equity investment in a joint venture, we may invest in mortgages (including participating or convertible mortgages) secured by real estate owned or being developed by an unaffiliated third party, and we may act as a direct, unsecured lender to an unaffiliated third party that owns or is developing real estate. At December 31, 2021, we had no such investments but were pursuing opportunities to make such investments.

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

Regulatory Matters

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and related laws and regulations.

Environmental Regulations. As a current or prior owner, operator and developer of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our communities. For some Development Communities, we undertake extensive environmental remediation to prepare the site for construction, which could be a significant portion of our total construction cost. Environmental remediation efforts could expose us to possible liabilities for accidents or improper handling of contaminated materials during construction.

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

Regulations Relating to the Construction, Operation and Leasing of Our Communities. The construction, operation and leasing of our communities is subject to federal, state and local laws and regulations, include zoning laws, building codes, requirements that our communities be accessible to persons with disabilities, fair housing laws, and, depending on the jurisdiction, regulations regarding the charging of rents and fees and increases in such amounts upon renewal of leases. Some laws relating to the setting of rents apply broadly, such as in California, where residential rent increases at renewal in communities older than fifteen years are limited to the lesser of 10% or 5% plus local consumer price index (CPI), and in New York, where laws regulate increases on those units that are subject to rent-control or rent-stabilization. In California, the Governor and local governments have the ability to enact (and have in recent years exercised such right, for example, in connection with wildfires) local or statewide states of emergency which limit our ability to increase new and renewal rents to no more than 10% over the rent in place on the date such state of emergency was declared, which has impacted some of our California communities. In addition, various temporary federal, state and local laws enacted during the COVID-19 pandemic have imposed additional regulations of or limitations on our ability to evict tenants who are delinquent in payment of their rent, charge late fees, or raise rents more than a regulated amount upon renewal.

See Part I, Item 1A. “Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” together with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report, for a discussion of material information relevant to an assessment of our financial condition and results of operations.

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

At January 31, 2022, we had 2,927 employees, of which approximately 97% were employed on a full-time basis. Approximately 70% of our associates work on-site at our operating communities and the balance work on other matters. None of our associates are represented by a union except for approximately 20 maintenance associates at communities in Westchester County, New York, where we are in the process of negotiating a collective bargaining agreement.

We consider the following aspects of human capital management to be important:

Diversity and Inclusion. We value workforce diversity and an inclusive culture. We believe that a diverse workplace will produce a variety of perspectives, motivate associates and help us understand and better serve our customers and the communities in which we do business. At January 31, 2022, 38% of our associates self-identified as White, 30% as Hispanic, 14% as Black, 6% as Asian, and 12% as other ethnicities, two or more ethnicities or did not respond. At January 31, 2022, 61% of our associates self-identified as male and 39% as female. We are committed to promoting and achieving greater workplace diversity and have undertaken active steps to further this goal.

Associate Engagement. We monitor the engagement of our associates, receive feedback from our associates, and benchmark our performance by having a third party firm conduct anonymous associate perspective surveys each year. The results are discussed and presented both on a company-wide basis and within each functional group.

Safety. We take workplace safety seriously at our construction sites, our operating communities and our offices. Through our Construction Site Safety Observation program and our dedicated safety team, we monitor project-level safety performance metrics at our construction sites, and elements of compensation for our construction group and our CEO are based on safety compliance performance. Our maintenance associates are required to take monthly safety training on a variety of subjects, and our risk management group monitors incident reports from our offices and communities. The COVID-19 pandemic has presented unique health and safety challenges, and we have taken a number of actions in response to promote the well-being of our associates, including permitting remote work and flexible schedules where feasible, providing extended Company paid leave for associates who needed to miss work for COVID-19 related reasons, establishing office and community protocols for associate safety, conducting training and refresher courses on COVID-19 prevention and communicating regularly with associates on COVID-19 topics.

Training. We help our associates develop the skills they need to advance in their careers and succeed at AvalonBay. We train our associates in a variety of ways, including through our learning management system, AvalonBay University, which offers approximately 900 courses providing technical, management, ethics, compliance and cyber-awareness training.

Other Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may obtain copies of our SEC filings, free of charge, from the SEC's website at www.sec.gov.

We maintain a website at www.avalonbay.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are available free of charge in the “Investor Relations” section of our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. In addition, the charters of our Board's Nominating and Corporate Governance Committee, Audit Committee and Compensation Committee, as well as our Director Independence Standards, Corporate Governance Guidelines, Code of Business Conduct and Ethics, Policy Regarding Shareholder Rights Agreements, Policy Regarding Shareholder Approval of Future Severance Agreements, Senior Officer Stock Ownership Guidelines, Policy on Political Contributions and Government Relations, Policy on Recoupment, and Corporate Responsibility Reports, are available free of charge in that section of our website or by writing to AvalonBay Communities, Inc., 4040 Wilson Blvd., Suite 1000, Arlington, Virginia 22203, Attention: Chief Financial Officer. To the extent required by the rules of the SEC and the NYSE, we will disclose amendments and waivers relating to these documents in the same place on our website. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

Our operations involve various risks that could have adverse consequences, including those described below. This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements in this Form 10-K.

Risks related to the COVID-19 pandemic’s impact on multifamily rental housing

The national and global impacts of the COVID-19 pandemic (including the impact of new strains of the original virus) continue to evolve. Regulatory measures have at times included varying requirements for social distancing, limitations on landlords' rights with respect to delinquent tenants, and restrictions on travel, congregation and business operations. Business and consumer preferences for work and living arrangements during the pandemic continue to evolve as well. The long-term impact of COVID-19 on the economy remains uncertain. The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows. Moreover, many of the risk factors set forth in this Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as the risks posed by COVID-19.

Regulatory, business and consumer responses to the COVID-19 pandemic impact our operations.

Operating impacts from the COVID-19 pandemic include the following:

•Numerous state, local, and federal entities imposed restrictions, for varying times and to varying degrees, on our ability to enforce residents’ contractual lease obligations, and this will continue to affect our ability (until a restriction is lifted or expires) to enforce all our remedies (such as pursuing collections and seeking evictions) for the failure to pay rent.

•Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues, may decide to live in a location other than our markets. For as long as interest rates remain low and health concerns remain, consumers who would otherwise rent a multifamily apartment may opt instead to rent a single family home or purchase a home. Demand from students and demand for corporate apartment homes have been and may continue to be negatively impacted by trends in remote learning and work, and the adoption of new online technologies.

•Various state, local and federal rules required us, in some jurisdictions or for some properties, to waive late fees and certain other customary fees associated with our apartment rental business, and may do so in the future. We have elected at times also to waive these fees even where or when not required, and may do so in the future. These requirements or practices have resulted, and to the extent implemented or continued may in the future result, in foregone revenue.

•Our properties may also incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

•Social distancing and other measures have caused us from time to time to revise the manner in which we meet with prospective residents and serve current residents. For example, prospective residents visiting apartments may do so virtually or on a self-tour rather than being accompanied by a leasing consultant. In addition, in many communities, access to various common areas may be limited. These factors may affect resident satisfaction and leasing velocity.

•There are growing concerns related to the general economy about (i) supply chain constraints caused by business challenges resulting from the pandemic and (ii) inflation caused by both supply chain constraints and governmental fiscal and monetary policies. Supply chain constraints could cause delays in our construction and redevelopment activity, and inflation could cause our construction and operating costs to increase. In the event that our rents and rental revenue do not increase sufficiently to offset increases in construction and operating costs, our operating results would be negatively impacted.

In addition to renting apartment homes directly to residents, we also lease ancillary commercial space at our communities and lease apartment homes to corporate apartment home providers. In 2021, 1.4% of our total revenue was from commercial tenants and 2.1% of our total residential revenue was from corporate apartment home providers. To the extent that the pandemic or any associated government restrictions have adverse impacts on the businesses of our commercial tenants, or demand from corporate apartment home providers, we may experience elevated delinquencies for these tenants. There may also be a greater risk of bankruptcy and default from commercial and corporate apartment home providers.

Emergency orders shutting down non-essential businesses, limiting congregations of people, and requiring social distancing have at times disrupted, and may in the future disrupt, our development and construction activity. To the extent we experience delays in construction, our construction costs may increase and we may not achieve, on the schedule we originally planned, the cash flows that we expect when we begin leasing a completed property. We may also delay the start of construction of additional development communities which, if constructed and leased as originally planned, would have been a source of future additional cash flow.

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

We are exposed to risks associated with investment in, and management of, discretionary real estate investment funds and joint ventures and technology and environmentally focused companies.

At times we invest directly and indirectly in real estate as a partner or a co-venturer with other investors or in technology and environmentally focused companies. Joint venture investments (including investments through partnerships or limited liability companies) involve risks, including the possibility that our partner might become insolvent or otherwise refuse to make capital contributions when due; that we may be responsible to our partner for indemnifiable losses or the debt and obligations of an investment; that our investments may lose all or some of their value; that our partner might have business goals that are inconsistent with ours which may result in the venture or investment being unable to implement certain decisions that we consider beneficial; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; that, in cases where we are the general partner or managing member, our partners holding a majority of the equity interests may remove us from such role in certain cases involving cause; and that we may be liable and/or our status as a REIT may be jeopardized if either the investments, or the REIT entities associated with the investments, fail to comply with various tax or other regulatory matters. Frequently, we and our partner may each have the right to trigger a buy-sell or similar arrangement that could cause us to sell our interest, acquire our partner's interest or force a sale of the asset, at a time when we otherwise would not have initiated such a transaction and on terms that are not most advantageous to us.

Our investments in technology companies, or in funds that invest in technology companies, are generally held through taxable REIT subsidiaries pursuant to which we will incur taxable gains upon the disposition of our interests. In addition, the value of these investments may be volatile and declines in value may impact our reported income even if we do not sell the investment.

We are exposed to risks associated with real estate assets that are subject to ground leases that may restrict our ability to finance, sell or otherwise transfer our interests in those assets, limit our use and expose us to loss if such agreements are breached by us or terminated.

We own assets that are subject to long-term ground leases. These ground leases may impose limitations on our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to operate the properties. In addition, we could lose our interests in the properties if the ground leases are breached by us, terminated or lapse. As we get closer to the lease termination dates, the values of the properties could decrease if we are unable to agree upon an extension of the lease with the lessor. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

Land we hold with no current intent to develop may be subject to future impairment charges.

We own land parcels that we do not currently intend to develop. As discussed in Item 2. “Properties—Other Land and Real Estate Assets,” in the event that the fair market value less the cost to dispose of a parcel changes such that it is less than the carrying basis of the parcel, we would be subject to an impairment charge, which would reduce our net income.

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

Rising interest rates could increase interest costs and could affect the market price of our common stock, and efforts to hedge such risk could be ineffective and cause us to incur additional costs.

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

We have financed some of our apartment communities with obligations issued by local government agencies because the interest paid to the holders of this debt is generally exempt from federal income taxes, which typically provides a more favorable interest rate for us. These obligations are commonly referred to as “tax-exempt bonds” and generally must be secured by mortgages on our communities. As a condition to obtaining tax-exempt financing, or as a condition to obtaining favorable zoning or an agreement relating to property taxes in some jurisdictions, we will commit to make some of the apartments in a community available to households whose income does not exceed certain thresholds (e.g., 50% or 80% of area median income), or who meet other qualifying tests. As of December 31, 2021, 4.9% of our apartment homes at current operating communities were under income limitations such as these. These commitments, which may or may not expire, may limit our ability to raise rents and, as a consequence, adversely affect the value of the communities subject to these restrictions. If we fail to observe these commitments, we could lose benefits (such as reduced property taxes) or face liabilities including liability for the benefits we received under tax exempt bonds, tax credits or agreements related to property taxes.

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

In 2018, the Alternative Reference Rate Committee (the "AARC") recommended the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. Due to the broad use of LIBOR as a reference rate, the impact of this transition on the interest rates charged to the Company could possibly adversely affect our financing costs, including spread pricing on our Credit Facility and variable rate unsecured term loans (the "Term Loans") and certain other floating rate debt obligations, as well as our operations and cash flows. Additionally, although SOFR is the AARC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rate(s) will replace LIBOR.

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

Our apartment communities compete with other apartment operators as well as rental housing alternatives, such as single-family homes for rent and short term furnished offerings such as those available from extended stay hotels or through on-line listing services. In addition, our residents and prospective residents also consider, as an alternative to renting, the purchase of a new or existing condominium or single-family home. Competitive residential housing could adversely affect our ability to lease apartment homes and to increase or maintain rental rates.

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

Risks related to commercial operations

Although we are primarily in the multifamily rental business, we also own and lease ancillary commercial space. Gross rental revenue provided by leased commercial space in our portfolio represented 1.4% of our total revenue in 2021. The long term nature of our commercial leases and characteristics of many of our tenants (small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or at market rates. Also, when leases for our existing commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations, which could adversely impact our results of operations and financial condition.

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

Insurance coverage for various risks can be costly and in limited supply. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in the Company's view, economically impractical. Incidents that directly or indirectly damage our communities, both physically and financially, or cause losses that exceed our insurance coverage could have a material adverse effect on our business, financial condition and results of operations including increased maintenance, repair, and delays in construction. In addition, we would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the community which could have a material adverse effect on our business and our financial condition and results of operations. The following risks are uninsurable or insurance coverage is limited due to premium rates (See Item 2. “Properties—Insurance and Risk of Uninsured Losses”):

•Earthquake risk. As further described in Item 2. “Properties—Insurance and Risk of Uninsured Losses,” many of our West Coast communities are located in the general vicinity of active earthquake faults. Insurance coverage for earthquakes can be costly and in limited supply.

•Climate and severe or inclement weather risk. Many of our markets, particularly those located in coastal cities, are exposed to risks associated with inclement or severe weather including those arising from climate change such as hurricanes, severe winter storms and coastal flooding.

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

We may incur costs related to climate change.

To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. In addition, changes in federal, state and local regulations based on concerns about climate change could result in increased capital expenditures or operating expenses on our existing properties (for example, requiring retrofitting of existing systems) and our new development properties (for example, to improve energy efficiency, reduce greenhouse gas emissions and/or improve resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

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

ITEM 2.    PROPERTIES

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

Current Communities are categorized as Same Store, Other Stabilized, Lease-Up, Redevelopment, or Unconsolidated according to the following attributes:

•Same Store for the year ended December 31, 2021 is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year period. For the year ended December 31, 2021, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2020, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale or probable for disposition to unrelated third parties within the current year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one-year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that we own and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2021, or which were acquired subsequent to January 1, 2020. Other Stabilized includes stabilized operating communities in Charlotte, North Carolina and Dallas, Texas, the two new expansion markets we entered in 2021, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the current year, as defined below.

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

As of December 31, 2021, communities that we owned or held a direct or indirect interest in were classified as follows:

	Number of communities	Number of apartment homes
Current Communities

Same Store:
New England	37	9,536
Metro NY/NJ	41	11,828
Mid-Atlantic	39	13,645
Southeast Florida	4	1,214
Denver, CO	4	1,086
Pacific Northwest	16	4,217
Northern California	39	11,831
Southern California	57	16,763
Total Same Store	237	70,120

Other Stabilized:
New England	2	478
Metro NY/NJ	4	1,290
Mid-Atlantic	1	384
North Carolina	3	500
Southeast Florida	2	623
Texas	1	425
Denver, CO	—	—
Pacific Northwest	3	964
Northern California	1	289
Southern California	—	—
Total Other Stabilized	17	4,953

Lease-Up	13	3,796

Redevelopment	1	344

Unconsolidated	10	2,590

Total Current	278	81,803

Development	17	5,386

Unconsolidated Development	2	803

Total Communities	297	87,992

Development Rights	24	8,070

Our holdings under each of the above categories are discussed on the following pages.

We generally establish the composition of our Same Store communities portfolio annually. Changes in the Same Store communities portfolios for the years ended December 31, 2021, 2020 and 2019 were as follows:

Number of communities
Same Store communities as of December 31, 2018	194
Communities added	22
Communities removed (1)
Redevelopment communities	(2)
Disposed communities	(3)
Other Stabilized (2)	(1)
Same Store communities as of December 31, 2019	210
Communities added	32
Communities removed (1)
Redevelopment communities	(1)
Disposed communities	(9)
Same Store communities as of December 31, 2020	232
Communities added	15
Communities removed (1)
Redevelopment communities	—
Disposed communities	(9)
Other Stabilized (2)	(1)
Same Store communities as of December 31, 2021	237
_________________________________
(1)    We remove a community from our Same Store portfolio if we believe that planned activity for the upcoming year will result in that community's expected operations not being comparable to the prior year, including (i) when we intend to undertake a significant capital renovation, such that the community will be classified as a Redevelopment community; (ii) when we intend to dispose of a community; or (iii) when a significant casualty loss occurs.
(2)    Community was moved from the Same Store portfolio to the Other Stabilized portfolio as a result of a casualty loss that occurred during the year and impacted operations.

Current Communities

Our Current Communities include garden-style apartment communities consisting of multi-story buildings of stacked flats and/or townhome apartments in landscaped settings, as well as mid and high rise apartment communities consisting of larger elevator-served buildings of four or more stories, frequently with structured parking. As of January 31, 2022, our Current Communities consisted of the following:

	Number of communities	Number of apartment homes
Garden-style	131	40,058
Mid-rise	119	33,303
High-rise	28	8,442
Total Current Communities	278	81,803

As discussed in Item 1. “Business,” we operate under four core brands: Avalon, AVA, eaves by Avalon and Kanso . We believe that this branding differentiation allows us to target our product offerings to multiple customer groups and submarkets within our existing geographic footprint.

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

Our Current Communities are located in the following geographic markets:

	Number of communities at		Number of apartment homes at		Percentage of total apartment homes at
	1/31/2021	1/31/2022	1/31/2021	1/31/2022	1/31/2021	1/31/2022
New England	45	43	11,487	10,552	14.4%	12.9%
Boston, MA	40	39	10,541	9,917	13.2%	12.1%
Fairfield, CT	5	4	946	635	1.2%	0.8%

Metro NY/NJ	54	52	15,528	15,261	19.4%	18.6%
New York City, NY	14	14	5,089	5,089	6.4%	6.2%
New York Suburban	18	16	4,464	4,577	5.6%	5.6%
New Jersey	22	22	5,975	5,595	7.4%	6.8%

Mid-Atlantic	43	46	14,902	15,924	18.7%	19.5%
Washington Metro	38	40	13,340	13,962	16.7%	17.1%
Baltimore, MD	5	6	1,562	1,962	2.0%	2.4%

North Carolina	—	3	—	500	—%	0.6%
Charlotte, NC	—	3	—	500	—%	0.6%

Florida	5	7	1,564	2,187	2.0%	2.7%
Southeast Florida	5	7	1,564	2,187	2.0%	2.7%

Texas	—	1	—	425	—%	0.5%
Dallas, TX	—	1	—	425	—%	0.5%

Colorado	4	4	1,086	1,086	1.4%	1.3%
Denver, CO	4	4	1,086	1,086	1.4%	1.3%

Pacific Northwest	20	20	5,451	5,474	6.8%	6.7%
Seattle, WA	20	20	5,451	5,474	6.8%	6.7%

Northern California	42	42	12,629	12,633	15.8%	15.5%
San Jose, CA	12	12	4,713	4,717	5.9%	5.8%
Oakland-East Bay, CA	15	15	4,336	4,336	5.4%	5.3%
San Francisco, CA	15	15	3,580	3,580	4.5%	4.4%

Southern California	59	60	17,209	17,761	21.5%	21.7%
Los Angeles, CA	39	41	11,773	12,624	14.7%	15.4%
Orange County, CA	12	12	3,370	3,370	4.2%	4.1%
San Diego, CA	8	7	2,066	1,767	2.6%	2.2%
	272	278	79,856	81,803	100.0%	100.0%

We manage and operate substantially all of our Current Communities. During the year ended December 31, 2021, we completed construction of nine communities containing 2,752 apartment homes and sold 11 operating communities containing 2,933 apartment homes. The age of our Current Communities, on a weighted average basis according to number of apartment homes, is 19.7 years. When adjusted to reflect redevelopment activity, as if redevelopment were a new construction completion date, the weighted average age of our Current Communities is 10.6 years.

Of the Current Communities, as of January 31, 2022, we owned (directly or through wholly-owned subsidiaries):

•266 operating communities, including 259 with a full fee simple, or absolute, ownership interest and seven that are on land subject to a land lease. The land leases have various expiration dates from July 2046 to April 2106, and three of the land leases are used to support tax advantaged structures that ultimately allow us to purchase the land upon lease expiration.

•A general partnership interest in Archstone Multifamily Partners AC LP (the “U.S. Fund”), subsidiaries of which own three operating communities.

•A membership interest in four limited liability companies. One of the ventures, the NYTA MF Investors LLC, through subsidiaries owns a fee simple interest in three operating communities and a leasehold interest in two additional operating communities. The other three ventures that each hold a fee simple interest in an operating community, one of which is consolidated for financial reporting purposes.

•A general partnership interest in one partnership structured as a “DownREIT,” which is consolidated and owns one community. In this partnership, one of our wholly-owned subsidiaries is the general partner. Limited partners are entitled to receive an initial distribution before any distribution is made to the general partner. The distributions per unit paid to the holders of units of limited partnership interests are equal to our current common stock dividend amount. The limited partnership interests have the right to present all or some of their units for redemption for a cash amount based on the fair value of our common stock. In lieu of a cash redemption by the partnership, we may elect to acquire any unit presented for redemption for one share of our common stock. At January 31, 2022, there were 7,500 DownREIT partnership units outstanding.

In addition to our Current Communities, we also hold, directly or through wholly-owned subsidiaries, a full fee simple ownership interest in our wholly-owned Development Communities, a membership interest in two limited liability companies that each hold an interest in an Unconsolidated Development Community, and a wholly-owned mixed-use project with for-sale condominiums.

Development Communities

As of December 31, 2021, we owned or held a direct interest in 17 Development Communities under construction. We expect these Development Communities, when completed, to add a total of 5,386 apartment homes and 40,000 square feet of commercial space to our portfolio for a total capitalized cost, including land acquisition costs, of approximately $2,140,000,000. We cannot assure you that we will meet our schedule for construction completion or that we will meet our budgeted costs, either individually, or in the aggregate. You should carefully review Item 1A. “Risk Factors” for a discussion of the risks associated with development activity and our discussion under Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” (including the factors identified under “Forward-Looking Statements”) for further discussion of development activity.

The following table presents a summary of the Development Communities.

		Number of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy (2)	Estimated completion	Estimated stabilized operations (3)
1.	Avalon Harrison (4) Harrison, NY	143	$88	Q4 2018	Q3 2021	Q3 2022	Q1 2023
2.	Avalon Brea Place Brea, CA	653	290	Q2 2019	Q1 2021	Q3 2022	Q1 2023
3.	Avalon Foundry Row Owings Mill, MD	437	100	Q2 2019	Q1 2021	Q1 2022	Q3 2022
4.	Avalon Woburn Woburn, MA	350	121	Q4 2019	Q3 2021	Q1 2022	Q3 2022
5.	AVA RiNo Denver, CO	246	87	Q4 2019	Q4 2021	Q1 2022	Q3 2022
6.	Avalon Harbor Isle Island Park, NY	172	91	Q4 2020	Q1 2022	Q3 2022	Q1 2023
7.	Avalon Somerville Station Somerville, NJ	375	117	Q4 2020	Q2 2022	Q3 2023	Q1 2024
8.	Avalon North Andover North Andover, MA	170	56	Q2 2021	Q4 2022	Q1 2023	Q3 2023
9.	Avalon Brighton Boston, MA	180	89	Q2 2021	Q1 2023	Q2 2023	Q4 2023
10.	Avalon Merrick Park Miami, FL	254	101	Q2 2021	Q1 2023	Q2 2023	Q4 2023
11.	Avalon Amityville I Amityville, NY	338	129	Q2 2021	Q1 2023	Q1 2024	Q3 2024
12.	Avalon Bothell Commons I Bothell, WA	472	203	Q2 2021	Q2 2023	Q1 2024	Q3 2024
13.	Avalon Westminster Promenade Denver, CO	312	107	Q3 2021	Q3 2023	Q4 2023	Q2 2024
14.	Avalon West Dublin Dublin, CA	499	270	Q3 2021	Q4 2023	Q1 2025	Q2 2025
15.	Avalon Princeton Circle Princeton, NJ	221	84	Q4 2021	Q1 2023	Q4 2023	Q1 2024
16.	Avalon Montville Montville, NJ	350	127	Q4 2021	Q3 2023	Q3 2024	Q4 2024
17.	Avalon Redmond Campus (5) Redmond, WA	214	80	Q4 2021	Q3 2023	Q1 2024	Q2 2024
	Total	5,386	$2,140
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
(5)This is a densification of the existing eaves Redmond Campus operating community, where 48 existing older apartment homes were demolished and will be replaced by a new Avalon branded 214 apartment home community.

During the year ended December 31, 2021, we completed the development of the following wholly-owned communities:

		Number of apartment homes	Total capitalized cost (1) ($ millions)	Approximate rentable area (sq. ft.)	Total capitalized cost per sq. ft.	Quarter of completion
1.	Avalon Yonkers Yonkers, NY	590	$196	535,742	$366	Q1 2021
2.	AVA Hollywood at La Pietra Place (2) Hollywood, CA	695	375	654,315	573	Q1 2021
3.	Avalon Acton II Acton, MA	86	31	128,044	242	Q1 2021
4.	Avalon Old Bridge Old Bridge, NJ	252	72	305,085	236	Q2 2021
5.	Avalon 555 President Baltimore, MD	400	138	339,566	406	Q2 2021
6.	Kanso Twinbrook Rockville, MD	238	67	199,122	336	Q2 2021
7.	Avalon Newcastle Commons II Newcastle, WA	293	107	266,164	402	Q2 2021
8.	Avalon Monrovia Monrovia, CA	154	69	157,548	438	Q3 2021
9.	Avalon Easton II Easton, MA	44	15	60,258	249	Q4 2021
	Total	2,752	$1,070
____________________________________
(1)Total capitalized cost is as of December 31, 2021. We generally anticipate incurring additional costs associated with these communities that are customary for new developments.
(2)AVA Hollywood at La Pietra Place contains 19,000 square feet of commercial space.

Unconsolidated Development Communities

During 2020, we entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes and 56,000 square feet of commercial space when completed. We own a 25.0% interest in the venture and contributed our total required equity investment of $30,436,000. The venture has secured a $167,147,000 variable rate construction loan to fund approximately 60% of the development of AVA Arts District, of which $11,581,000 has been drawn as of December 31, 2021. We have guaranteed the construction loan on behalf of the venture, and any obligations under the construction loan guarantee, except for obligations arising from our misconduct, are required capital contributions of the partners based on ownership interest.

In addition, we have a 50.0% interest in Avalon Alderwood MF Member, LLC, a joint venture to develop, own, and operate Avalon Alderwood Mall, a 328 apartment home community located in Lynnwood, WA. Avalon Alderwood Mall, which is currently under construction, began leasing in 2021 with physical occupancy of 8% as of December 31, 2021.

As of December 31, 2021, we had an indirect interest in the following Unconsolidated Development Communities.

Unconsolidated Development Community		Company ownership percentage	# of apartment homes	Projected total capitalized cost (1) ($ millions)	Construction start	Initial projected or actual occupancy	Estimated completion
1.	Avalon Alderwood Mall Lynnwood, WA	50.0%	328	$110	Q4 2019	Q4 2021	Q3 2022
2.	AVA Arts District Los Angeles, CA	25.0%	475	276	Q3 2020	Q1 2023	Q4 2023
	Total		803	$386

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

Unconsolidated Operating Communities

As of December 31, 2021, we had investments in the following unconsolidated real estate entities accounted for under the equity method of accounting, excluding development joint ventures. See Note 5, “Investments,” of the Consolidated Financial Statements included elsewhere in this report, which includes information on the aggregate assets, liabilities and equity, as well as operating results, and our proportionate share of their operating results. For ventures holding operating apartment communities as of December 31, 2021, detail of the real estate and associated indebtedness underlying our unconsolidated investments is presented in the following table (dollars in thousands).

				Debt (1)
Unconsolidated Real Estate Investments	Company Ownership Percentage	# of Apartment Homes	Total Capitalized Cost	Principal Amount	Type	Interest Rate	Maturity Date
NYTA MF Investors LLC
1. Avalon Bowery Place I—New York, NY		206	$210,601	$93,800	Fixed	4.01%	Jan 2029
2. Avalon Bowery Place II—New York, NY		90	91,045	39,639	Fixed	4.01%	Jan 2029
3. Avalon Morningside—New York, NY (2)		295	211,227	112,155	Fixed	3.55%	Jan 2029/May 2046
4. Avalon West Chelsea—New York, NY (3)		305	128,736	66,000	Fixed	4.01%	Jan 2029
5. AVA High Line—New York, NY (3)		405	121,483	84,000	Fixed	4.01%	Jan 2029
Total NYTA MF Investors LLC	20.0%	1,301	763,092	395,594		3.88%

Archstone Multifamily Partners AC LP
1. Avalon Studio 4121—Studio City, CA		149	57,274	26,300	Fixed	3.34%	Nov 2022
2. Avalon Station 250—Dedham, MA		285	99,556	51,208	Fixed	3.73%	Sep 2022
3. Avalon Grosvenor Tower—Bethesda, MD		237	81,072	39,697	Fixed	3.74%	Sep 2022
Total Archstone Multifamily Partners AC LP	28.6%	671	237,902	117,205		3.65%

Other Operating Joint Ventures
1. MVP I, LLC - Avalon at Mission Bay II - San Francisco, CA	25.0%	313	129,173	103,000	Fixed	3.24%	Jul 2025
2. Brandywine Apartments of Maryland, LLC - Brandywine - Washington, D.C.	28.7%	305	19,383	20,379	Fixed	3.40%	Jun 2028
Total Other Joint Ventures		618	148,556	123,379		3.27%

Total Unconsolidated Investments		2,590	$1,149,550	$636,178		3.72%
_________________________________
(1)We have not guaranteed the debt of these unconsolidated investees and bear no responsibility for the repayment unless otherwise disclosed.
(2)Borrowing on this community is comprised of two mortgage loans. The interest rate is the weighted average interest rate as of December 31, 2021.
(3)Borrowing on this dual-branded community is comprised of a single mortgage loan.

During 2021, the Archstone Multifamily Partners AC JV LP (the "AC JV") sold Avalon North Point and Avalon North Point Lofts, its final two communities containing an aggregate of 529 apartment homes, for an aggregate sales price of $325,000,000. Our share of the gain was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan to the equity investors in the venture at par.

Development Rights

At December 31, 2021, we had $147,546,000 in acquisition and related capitalized costs for direct interests in seven land parcels we own. In addition, we had $40,414,000 in capitalized costs (including legal fees, design fees and related overhead costs) related to (i) 14 Development Rights for which we control the land parcel, typically through a conditional agreement or option to purchase or lease the land, as well as (ii) costs incurred for three Development Rights that are additional development phases of existing stabilized operating communities we own and which will be constructed on land currently adjacent to or directly associated with those operating communities for which we own the land. Collectively, the land held for development and associated costs for deferred development rights relate to 24 Development Rights for which we expect to develop new apartment communities in the future. The Development Rights range from those beginning design and architectural planning to those that have completed site plans and drawings and can begin construction almost immediately. We estimate that the successful completion of all of these communities would ultimately add approximately 8,070 apartment homes to our portfolio. Substantially all of these apartment homes will offer features like those offered by the communities we currently own.

The properties comprising the Development Rights are in different stages of the due diligence and regulatory approval process. The decisions as to which of the Development Rights to invest in, if any, or to continue to pursue once an investment in a Development Right is made, are business judgments that we make after we perform financial, demographic and other analyses. In the event that we do not proceed with a Development Right, we generally would not recover any of the capitalized costs incurred in the pursuit of those communities, unless we were to recover amounts in connection with the sale of land; however, we cannot guarantee a recovery. Pre-development costs incurred in the pursuit of Development Rights, for which future development is not yet considered probable, are expensed as incurred. In addition, if the status of a Development Right changes, making future development no longer probable, any unrecoverable capitalized pre-development costs are charged to expense. During 2021, we incurred a charge of $3,231,000 for expensed transaction, development and other pursuit costs, net of recoveries, which include development pursuits that were not yet probable of future development at the time incurred, or for pursuits that we determined were no longer probable of being developed.

You should carefully review Item 1A. “Risk Factors,” for a discussion of the risks associated with Development Rights.

Land Acquisitions

We select land for development and follow established procedures that we believe minimize both the cost and the risks of development. During 2021, we acquired the following land parcels for an aggregate investment of $174,224,000.

		Estimated number of apartment homes	Projected total capitalized cost (1) ($ millions)	Date acquired
1.	Avalon Brighton (2) Brighton, MA	180	$89	January 2021
2.	Avalon West Dublin (2) Dublin, CA	499	270	March 2021
3.	Avalon Amityville I (2) Amityville, NY	338	129	March 2021
4.	Avalon Governor's Park Denver, CO	304	135	March 2021
5.	Avalon North Andover (2) North Andover, MA	170	56	April 2021
6.	Avalon Princeton Circle (2) Princeton, NJ	221	84	October 2021
7.	Avalon West Windsor West Windsor, NJ	536	179	December 2021
8.	Avalon Beacon Square Annapolis, MD	508	190	December 2021
9.	Avalon Montville (2) Montville, NJ	350	127	December 2021
10.	Avalon Hunt Valley II Hunt Valley, MD	315	93	December 2021
	Total	3,421	$1,352

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
(2)Construction on this land parcel commenced during 2021.

Disposition Activity

We sell assets when they do not meet our long-term investment strategy or when real estate markets allow us to realize a portion of the value created over our periods of ownership, and we generally redeploy the proceeds from those sales to develop, redevelop and acquire communities. Pending such redeployment, we will generally use the proceeds from the sale of these communities to reduce amounts outstanding under our Credit Facility or retain the cash proceeds on our balance sheet until it is redeployed into acquisition, development or redevelopment activity. On occasion, we will set aside the proceeds from the sale of communities into a cash escrow account to facilitate a tax-deferred, like-kind exchange transaction. From January 1, 2021 to January 31, 2022, we sold our interest in nine wholly-owned operating communities, containing 2,404 apartment homes, with an aggregate gross sales price of $867,200,000.

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

Our communities are insured for certain property damage and business interruption losses through a combination of community specific insurance policies and/or a master property insurance program which covers the majority of our communities. This master property program provides a $400,000,000 limit for any single occurrence and annually in the aggregate, subject to certain sub-limits and exclusions. Under the master property program, we are subject to various deductibles per occurrence, as well as additional self-insured retentions. In addition to our potential liability for the various policy self-insured retentions and deductibles, our captive insurance company is directly responsible for 100% of the first $25,000,000 of losses (per occurrence) and 10% of the second $25,000,000 of losses (per occurrence) incurred by the master property insurance policy. Our master property insurance program includes coverage for losses resulting from customary perils, including but not limited to wildfires and windstorms. Limits, deductibles, self-insured retentions and coverages may increase or decrease annually during the insurance renewal process, which occurs on different dates throughout the calendar year.

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

Our communities are insured for third-party liability losses through a combination of community specific insurance policies and/or coverage provided under a master commercial general liability and umbrella/excess insurance program. The master commercial general liability and umbrella/excess insurance policies cover the majority of our communities and are subject to certain coverage limitations and exclusions. After applicable self-insured retentions borne by us, our captive insurance company is directly responsible for the first $2,000,000 of losses (per occurrence) covered by the master general liability insurance policy.

We also maintain certain casualty policies (general liability, umbrella/excess and workers compensation) for construction related risks that have various exclusions and deductibles that, in management’s view, are commercially reasonable.

Just as with office buildings, transportation systems and government buildings, apartment communities could become targets of terrorism. Our communities are insured for terrorism related losses through the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) program. This coverage extends to most of our casualty exposures (subject to deductibles and insured limits) and certain property insurance policies. We have also purchased private-market insurance for property damage due to terrorism with limits of $600,000,000 per occurrence and in the annual aggregate that includes certain coverages (not covered under TRIPRA) such as domestic-based terrorism. This insurance, often referred to as “non-certified” terrorism insurance, is subject to deductibles, limits, and exclusions.

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

We also maintain other insurance programs that provide coverage for events including but not limited to employee dishonesty, loss of data, and liability associated with management of certain employee benefit plans. These policies are subject to maximum loss limits and include coverage limitations or exclusion that may preclude us from fully recovering.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the ticker symbol AVB. On January 31, 2022 there were 431 holders of record of an aggregate of 139,752,486 shares of our outstanding common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

In February 2022, we announced that our Board of Directors declared a dividend on our common stock for the first quarter of 2022 of $1.59 per share, consistent with our previous quarterly dividend. The dividend will be payable on April 15, 2022 to all common stockholders of record as of March 31, 2022.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2021	182	$222.76	—	$316,148
November 1 - November 30, 2021	—	$—	—	$316,148
December 1 - December 31, 2021	56	$235.45	—	$316,148
_________________________________
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

ITEM 6.   [RESERVED]

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

Executive Overview

2021 Financial Highlights

Net income attributable to common stockholders for the year ended December 31, 2021 was $1,004,299,000, an increase of $176,669,000, or 21.3%, over the prior year. The increase is primarily attributable to increases in real estate sales and related gains, as well as increased NOI in the current year from Development and newly acquired communities. These amounts were partially offset by a decrease in NOI from Same Store and communities sold in 2020 and 2021, and an increase in depreciation expense in the current year.

Same Store NOI attributable to our apartment rental operations, including parking and other ancillary residential revenue ("Residential"), for the year ended December 31, 2021 was $1,370,282,000, a decrease of $66,283,000, or 4.6%, from the prior year. The decrease was due to a decrease in rental revenue of $45,643,000, or 2.2%, as well as an increase in property operating expenses of $20,300,000, or 3.2%, over 2020.

During 2021, we raised approximately $2,138,184,000 of gross capital through the issuance of unsecured notes; sale of common shares under our fifth continuous equity program ("CEP V"); and the sale of nine consolidated operating communities, condominiums at The Park Loggia and other real estate. This amount does not include our share of proceeds from joint venture dispositions. We believe that our current capital structure will continue to provide financial flexibility to access capital on attractive terms.

We believe our development activity will continue to create long-term value. During 2021, we:

•Completed the construction of nine consolidated apartment communities containing an aggregate of 2,752 apartment homes and 29,000 square feet of commercial space, for an aggregate total capitalized cost of $1,070,000,000.

•Started the construction of 10 consolidated apartment communities containing an aggregate of 3,010 apartment homes, which are expected to be completed for an estimated total capitalized cost of $1,246,000,000.

We also achieved portfolio growth through acquisitions, acquiring seven consolidated apartment communities containing an aggregate of 1,932 apartment homes and 90,000 square feet of commercial space for an aggregate purchase price of $724,500,000.

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

COVID-19 Pandemic

In response to the COVID-19 pandemic, we adjusted our business operations to address the safety of and financial impacts on our residents and associates, including, in certain jurisdictions (i) providing flexible lease renewal options, (ii) creating payment plans for residents who are impacted by COVID-19 and (iii) waiving late fees and certain other customary fees associated with apartment rentals. To the extent still implemented, we may discontinue these measures at any time except where required by law.

The impact on our consolidated results of operations from COVID-19 for future periods will depend, among other factors, on (i) the effect on the multifamily industry and the general economy of measures taken by businesses and the government to address COVID-19 and any variants and relieve the economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent, and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic.

The COVID-19 pandemic continues to impact our collections and associated outstanding receivables, with the impact partially mitigated by payments received under government rent relief programs. The following table presents, for our 2021 Same Store communities for the periods presented, the percentages of the following charges to residents that we have collected, including (i) apartment base rent and (ii) other rentable items, such as parking and storage rent, along with pet and other recurring fees in accordance with residential leases (collectively, "Collected Residential Revenue," which excludes transactional fees). Included in collections are $28,286,000 of aggregate rent relief payments received for our Same Store portfolio during the year ended December 31, 2021.

	At quarter end (1)(2)	At January 31, 2022 (3)(4)
Q2 2020	95.4%	98.5%
Q3 2020	95.1%	98.2%
Q4 2020	94.7%	98.1%
Q1 2021	94.7%	98.3%
Q2 2021	95.0%	98.8%
Q3 2021	95.8%	98.8%
Q4 2021	95.6%	97.0%
_________________________
(1)Collections are for our 2021 Same Store communities and exclude commercial revenue, which was 1.0% of our 2021 Same Store total revenue.
(2)The Collected Residential Revenue percentage as of the last day in the respective quarter.
(3)The percentage of Collected Residential Revenue as of January 31, 2022.
(4)Collected Residential Revenue for January 2022 as of January 31, 2022 was 93.0%.

The collection rates are based on resident activity as reflected in our property management systems and are presented to provide information about collections trends during the COVID-19 pandemic. Prior to the COVID-19 pandemic, the collections information provided was not routinely produced for internal use by senior management or publicly disclosed by the Company and is a result of analysis that is not subject to internal controls over financial reporting. This information is not prepared in accordance with GAAP, does not reflect GAAP revenue or cash flow metrics and may be subject to adjustment in preparing GAAP revenue and cash flow metrics. Additionally, this information should not be interpreted as predicting the Company’s financial performance, results of operations or liquidity for any period. As of December 31, 2021 and 2020, the outstanding rent receivable balance for residential and commercial tenants, net of reserves, was $18,594,000 and $18,159,000, respectively.

Communities Overview

As of December 31, 2021 we owned or held a direct or indirect ownership interest in 297 apartment communities containing 87,992 apartment homes in 12 states and the District of Columbia, of which 17 consolidated communities were under development and one community was under redevelopment. We have an indirect interest in 12 of the 297 apartment communities which were owned by entities that were not consolidated for financial reporting purposes, including two that are being developed within joint ventures. In addition, we held a direct or indirect ownership interest in Development Rights to develop an additional 24 communities that, if developed as expected, will contain an estimated 8,070 apartment homes.

Our real estate investments consist primarily of Current Communities, Development communities, Unconsolidated Development communities and Development Rights. Our Current Communities are further classified as Same Store communities, Other Stabilized communities, Lease-Up communities, Redevelopment communities and Unconsolidated communities.

Same Store communities are consolidated communities that were owned and had stabilized occupancy as of the beginning of the prior year, allowing for a meaningful comparison of operating results between years. Other Stabilized communities are generally all other completed consolidated communities that have stabilized occupancy at the beginning of the current year or were acquired during the year. Lease-Up communities are consolidated communities where construction has been complete for less than one year and does not have stabilized occupancy. Redevelopment communities are consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year. Unconsolidated communities are communities in which we have an indirect ownership interest through our investment interest in an unconsolidated entity. A more detailed description of our reportable segments and other related operating information can be found in Note 8, “Segment Reporting,” of our Consolidated Financial Statements.

Although each of these categories is important to our business, we generally evaluate overall operating, industry and market trends based on the operating results of Same Store communities, for which a detailed discussion can be found in “Results of Operations” as part of our discussion of overall operating results. We evaluate our current and future cash needs and future operating potential based on acquisition, disposition, development, redevelopment and financing activities within Other Stabilized, Redevelopment and Development communities. Discussions related to current and future cash needs and financing activities can be found under "Liquidity and Capital Resources."

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

Results of Operations

Our year-over-year operating performance is primarily affected by both overall and individual geographic market conditions and apartment fundamentals and is reflected in changes in Same Store NOI; NOI derived from acquisitions, development completions and development under construction and in lease-up; loss of NOI related to disposed communities; and capital market and financing activity. In addition, as discussed above under “Executive Overview - COVID-19 Pandemic” and elsewhere in this report, the COVID-19 pandemic continues to affect our business, and may continue to do so. See also Part I, Item 1A, “Risk Factors.” Discussion of our operating results for 2020 and comparison to 2019 can be found in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Form 10-K filed with the SEC on February 25, 2021. A comparison of our operating results for 2021 and 2020 follows (dollars in thousands).

	For the year ended		2021 vs. 2020
	2021	2020	$ Change	% Change
Revenue:
Rental and other income	$2,291,766	$2,297,442	$(5,676)	(0.2)%
Management, development and other fees	3,084	3,819	(735)	(19.2)%
Total revenue	2,294,850	2,301,261	(6,411)	(0.3)%

Expenses:
Direct property operating expenses, excluding property taxes	469,123	448,658	20,465	4.6%
Property taxes	283,089	273,189	9,900	3.6%
Total community operating expenses	752,212	721,847	30,365	4.2%

Corporate-level property management and other indirect operating expenses	(101,730)	(101,255)	(475)	0.5%
Expensed transaction, development and other pursuit costs, net of recoveries	(3,231)	(12,399)	9,168	(73.9)%
Interest expense, net	(220,415)	(214,151)	(6,264)	2.9%
Loss on extinguishment of debt, net	(17,787)	(9,333)	(8,454)	90.6%
Depreciation expense	(758,596)	(707,331)	(51,265)	7.2%
General and administrative expense	(69,611)	(60,343)	(9,268)	15.4%
Casualty and impairment loss	(3,119)	—	(3,119)	100.0%
Income from investments in unconsolidated entities	38,585	6,422	32,163	500.8%
Gain on sale of communities	602,235	340,444	261,791	76.9%
Gain on other real estate transactions, net	2,097	440	1,657	376.6%
Net for-sale condominium activity	(977)	2,551	(3,528)	N/A (1)
Income before income taxes	1,010,089	824,459	185,630	22.5%
Income tax (expense) benefit	(5,733)	3,247	(8,980)	N/A (1)
Net income	1,004,356	827,706	176,650	21.3%

Net income attributable to noncontrolling interests	(57)	(76)	19	(25.0)%

Net income attributable to common stockholders	$1,004,299	$827,630	$176,669	21.3%
_________________________________
(1)     Percent change is not meaningful.

Net income attributable to common stockholders increased $176,669,000, or 21.3%, to $1,004,299,000 in 2021 over 2020, primarily due to an increase in gains on consolidated and unconsolidated real estate dispositions in the current year, partially offset by a decrease in Same Store NOI and an increase in depreciation expense in the current year.

NOI is considered by management to be an important and appropriate supplemental performance measure to net income because it helps both investors and management to understand the core operations of a community or communities prior to the allocation of any corporate-level or financing-related costs. NOI reflects the operating performance of a community and allows for an easier comparison of the operating performance of individual assets or groups of assets. In addition, because prospective buyers of real estate have different financing and overhead structures, with varying marginal impact to overhead as a result of acquiring real estate, NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets. We define NOI as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, net, loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale.

NOI does not represent cash generated from operating activities in accordance with GAAP, and NOI should not be considered an alternative to net income as an indication of our performance. NOI should also not be considered an alternative to net cash flow from operating activities, as determined by GAAP, as a measure of liquidity, nor is NOI indicative of cash available to fund cash needs. Residential NOI represents results attributable to the Company's apartment rental operations, including parking and other ancillary residential revenue. Reconciliations of NOI and Residential NOI for the years ended December 31, 2021 and 2020 to net income for each year are as follows (dollars in thousands):

	For the year ended
	12/31/21	12/31/20
Net income	$1,004,356	$827,706
Property management and other indirect operating expenses, net of corporate income	98,665	97,443
Expensed transaction, development and other pursuit costs, net of recoveries	3,231	12,399
Interest expense, net	220,415	214,151
Loss on extinguishment of debt, net	17,787	9,333
General and administrative expense	69,611	60,343
Income from investments in unconsolidated entities	(38,585)	(6,422)
Depreciation expense	758,596	707,331
Income tax expense (benefit)	5,733	(3,247)
Casualty and impairment loss	3,119	—
Gain on sale of communities	(602,235)	(340,444)
Gain on other real estate transactions, net	(2,097)	(440)
Net for-sale condominium activity	977	(2,551)
Net operating income from real estate assets sold or held for sale	(24,895)	(67,418)
NOI	1,514,678	1,508,184

Commercial NOI (1)	(25,745)	(12,559)
Residential NOI	$1,488,933	$1,495,625
_________________________
(1)Represents results attributable to the non-apartment components of our mixed-use communities and other non-residential operations ("Commercial").

The Residential NOI changes for 2021 as compared to 2020 consists of changes in the following categories (dollars in thousands):

Full Year
2021
Same Store	$(66,283)
Other Stabilized	15,284
Development / Redevelopment	44,307
Total	$(6,692)

The decrease in our Residential Same Store NOI in 2021 is due to a decrease in rental revenue of $45,643,000, or 2.2% and an increase in property operating expenses of $20,300,000, or 3.2%, over 2020.

Rental and other income decreased $5,676,000, or 0.2%, in 2021 compared to the prior year primarily due to decreased rental rates, amortization of concessions at our Same Store communities and decreased rental income from dispositions, partially offset by additional rental income generated from development completions and development under construction and in lease-up and acquisitions, increased occupancy at our Same Store communities and a decrease in commercial uncollectible lease revenue.

As discussed elsewhere in this report, the COVID-19 pandemic, and direct and indirect related economic, regulatory and operating impacts, are likely to continue to adversely affect our rental revenue. Deteriorating financial conditions among our residents and commercial tenants, as well as regulations that limit our ability to evict residents and tenants, may continue to result in higher than normal uncollectible lease revenue. The pandemic may also continue to depress demand among consumers for our apartments for a variety of other reasons, including (i) if consumers decide to live in markets that are less costly than ours for one or more reasons, such as a decline in their income, remote working arrangements, or if they cannot freely access neighborhood amenities like restaurants, gyms and entertainment venues; (ii) that consumers who would otherwise rent may seek home ownership; and (iii) ongoing downward pressures on demand for certain types of housing (e.g., corporate apartment homes) or by certain consumers (e.g. students or consumers who require seasonal job-related demand such as in the entertainment industry).

Consolidated Communities—The weighted average number of occupied apartment homes for consolidated communities increased to 75,744 apartment homes for 2021, as compared to 73,724 homes for 2020. The weighted average monthly rental revenue per occupied apartment home decreased to $2,518 for 2021 as compared to $2,593 in 2020.

Same Store rental revenue decreased $35,671,000, or 1.7%, for the year ended December 31, 2021, compared to the prior year.

•Residential rental revenue decreased $45,643,000, or 2.2%, for the year ended December 31, 2021, compared to the prior year, including an offsetting decrease in uncollectible lease revenue of $2,227,000. See below for a table detailing the change in Same Store Residential rental revenue by market for the year ended December 31, 2021, including the attribution of the change between rental rates and Economic Occupancy (as defined below).

•As a result of the pandemic, we increased our use of residential concessions during 2021 and 2020 relative to concessions granted prior to 2020. Concessions for our Same Store communities granted in 2021 decreased from the prior year by $6,209,000 to $42,237,000. Concessions granted in 2021 remain at elevated levels relative to years prior to the COVID-19 pandemic. Concessions are amortized on a straight-line basis over the life of the respective leases (generally one year) and contributed to the overall decline in our Same Store rental revenue in 2021. The amortization of residential concessions for our Same Store communities increased by $38,190,000 in 2021 as compared to the prior year, and the remaining net unamortized balance of residential concessions as of December 31, 2021 and 2020 was $14,209,000 and $30,272,000, respectively.

•Commercial rental revenue increased $9,972,000, or 87.9%, for the year ended December 31, 2021, compared to the prior year due to a reduction in uncollectible lease revenue of $11,826,000, for the year ended December 31, 2021.

The following table presents the change in Same Store Residential rental revenue for the year ended December 31, 2021, compared to the prior year:

For the year ended
12/31/2021
Residential rental revenue
Lease rates	(2.0)%
Concessions and other discounts	(1.8)%
Economic occupancy	1.4%
Other rental revenue	0.1%
Uncollectible lease revenue	0.1%
Total Residential rental revenue	(2.2)%

The following table presents the change in Same Store Residential rental revenue, including the attribution of the change between rental rates and Economic Occupancy for the year ended December 31, 2021 (dollars in thousands).

	For the year ended
	Residential rental revenue				Average rental rates			Economic Occupancy (1)
			$ Change	% Change			% Change			% Change
	2021	2020	2021 to 2020	2021 to 2020	2021	2020	2021 to 2020	2021	2020	2021 to 2020
New England	$302,334	$305,504	$(3,170)	(1.0)%	$2,747	$2,839	(3.2)%	96.2%	94.0%	2.2%
Metro NY/NJ	420,443	423,698	(3,255)	(0.8)%	3,073	3,151	(2.5)%	96.4%	94.7%	1.7%
Mid-Atlantic	334,870	341,986	(7,116)	(2.1)%	2,148	2,226	(3.5)%	95.2%	93.8%	1.4%
Southeast Florida	31,644	29,091	2,553	8.8%	2,250	2,141	5.1%	96.5%	92.8%	3.7%
Denver, CO	23,739	21,293	2,446	11.5%	1,896	1,737	9.2%	96.1%	93.8%	2.3%
Pacific Northwest	105,833	108,700	(2,867)	(2.6)%	2,197	2,261	(2.8)%	95.2%	95.0%	0.2%
Northern California	358,353	398,115	(39,762)	(10.0)%	2,630	2,977	(11.7)%	96.0%	94.3%	1.7%
Southern California	446,196	440,668	5,528	1.3%	2,300	2,289	0.5%	96.5%	95.7%	0.8%
Total Same Store	$2,023,412	$2,069,055	$(45,643)	(2.2)%	$2,504	$2,598	(3.6)%	96.0%	94.6%	1.4%
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

Direct property operating expenses, excluding property taxes increased $20,465,000, or 4.6%, in 2021 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, as well as the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Same Store Residential direct property operating expenses, excluding property taxes, represents 99.9% of total Same Store operating expenses for the year ended December 31, 2021. Residential direct property operating expenses, excluding property taxes, increased $14,759,000, or 3.7%, in 2021 as compared to the prior year, primarily due to the timing of repairs and maintenance projects previously delayed due to the COVID-19 pandemic.

Property taxes increased $9,900,000, or 3.6%, in 2021 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities and increased assessments for the Company's stabilized portfolio, partially offset by decreased property taxes from dispositions.

Same Store Residential property taxes represents 98.8% of total Same Store property taxes for the year ended December 31, 2021. For Same Store, property taxes increased $5,541,000, or 2.3%, in 2021 as compared to the prior year, primarily due to increased assessments across the portfolio, increased rates in California and Metro NY/NJ and the expiration of certain property tax incentive programs in New York City in the current year, partially offset by successful appeals in 2021 in New York, California and Florida.

Expensed transaction, development and other pursuit costs, net of recoveries primarily reflect costs incurred for development pursuits not yet considered probable for development, as well as the abandonment of Development Rights and costs related to abandoned acquisition and disposition pursuits and any recoveries of costs incurred. These costs can be volatile, particularly in periods of increased acquisition pursuit activity, periods of economic downturn or when there is limited access to capital, and therefore may vary significantly from year to year. In addition, the timing for potential recoveries will not always align with the timing for expensing an abandoned pursuit. Expensed transaction, development and other pursuit costs, net of recoveries, decreased $9,168,000, or 73.9%, in 2021 as compared to the prior year. The amount for 2020 includes the write-off of $7,264,000 related to a Development Right in New York City.

Interest expense, net increased $6,264,000, or 2.9%, in 2021 as compared to the prior year. This category includes interest costs offset by capitalized interest pertaining to development and redevelopment activity, amortization of premium/discount on debt, interest income and any mark to market impact from derivatives not in qualifying hedge relationships. The increase in 2021 was primarily due to a decrease in capitalized interest and an increase in the amount of unsecured indebtedness, partially offset by lower overall effective rates on unsecured indebtedness and a combination of a decrease in variable rates on, and amounts of, secured indebtedness.

Loss on extinguishment of debt, net reflects (i) prepayment penalties and (ii) the write-off of unamortized deferred financing costs, premiums/discounts and deferred hedging losses from our debt repurchase and retirement activity. The losses on extinguishment of debt, net of $17,787,000 and $9,333,000 in 2021 and 2020, respectively, were primarily due to the repayments of unsecured notes during each of those years.

Depreciation expense increased $51,265,000, or 7.2%, in 2021 as compared to the prior year, primarily due to the addition of newly developed and acquired apartment communities, partially offset by dispositions.

General and administrative expense (“G&A”) increased $9,268,000, or 15.4%, in 2021 as compared to the prior year, primarily due to legal settlement proceeds that were present in the prior year, coupled with increases in the current year of compensation related expenses, including executive transition costs, during the year ended December 31, 2021.

Casualty and impairment loss for the year ended December 31, 2021 of $3,119,000 consists of a $1,971,000 charge recognized for the damages across several communities in our East Coast markets related to severe storms and a $1,148,000 charge recognized for property and casualty damages resulting from a fire at an operating community.

Income from investments in unconsolidated entities increased $32,163,000 in 2021 as compared to the prior year, due to unrealized gains on property technology investments recognized in the current year and the gain on the sale of the final two communities in Archstone Multifamily Partners AC JV LP (the "AC JV"), partially offset by the gain on the sale of a community in Archstone Multifamily Partners AC LP (the "U.S. Fund") in the prior year.

Gain on sale of communities increased in 2021 as compared to the prior year. The amount of gain realized in a given period depends on many factors, including the number of communities sold, the size and carrying value of the communities sold and the market conditions in the local area. The gains of $602,235,000 and $340,444,000 in 2021 and 2020, respectively, were primarily due to the sale of nine wholly-owned operating communities in both 2021 and 2020.

Gain on other real estate transactions, net represents the impact from the sale of land parcels and other tangible and intangible real estate assets, and increased $1,657,000, or 376.6%, in 2021 due to the sale of residential entitlements.

Net for-sale condominium activity is a net expense of $977,000 for the year ended December 31, 2021 and a net gain of $2,551,000 for the year ended December 31, 2020, and is comprised of the net gain before taxes on the sale of condominiums at The Park Loggia less the associated marketing, operating and administrative costs. During the year ended December 31, 2021, we sold 53 residential condominiums at The Park Loggia, for gross proceeds of $135,458,000, resulting in a gain in accordance with GAAP of $3,110,000. During the year ended December 31, 2020, we sold 70 residential condominiums at The Park Loggia for gross proceeds of $216,372,000, resulting in a gain in accordance with GAAP of $8,213,000. In addition, we incurred $4,087,000 and $5,662,000 for the years ended December 31, 2021 and 2020, respectively, in marketing, operating and administrative costs.

Income tax (expense) benefit of $5,733,000 for the year ended December 31, 2021 was related to activity generated through our taxable REIT subsidiaries ("TRS") and was comprised primarily of tax expense for condominium sales at The Park Loggia and other ancillary real estate. Income tax benefit for the year ended December 31, 2020 was primarily due to tax losses as well as provisions of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Reconciliation of FFO and Core FFO

Consistent with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts® (“Nareit”), we calculate Funds from Operations Attributable to Common Stockholders ("FFO") as net income or loss attributable to common stockholders computed in accordance with GAAP, adjusted for:

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

FFO and FFO adjusted for non-core items, or “Core FFO,” as defined below, are generally considered by management to be appropriate supplemental measures of our operating and financial performance. In calculating FFO, we exclude gains or losses related to dispositions of previously depreciated property and exclude real estate depreciation, which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates. FFO can help with the comparison of the operating and financial performance of a real estate company between periods or as compared to different companies. By further adjusting for items that are not considered by us to be part of our core business operations, Core FFO can help with the comparison of the core operating performance of the Company year over year. We believe that, in order to understand our operating results, FFO and Core FFO should be considered in conjunction with net income as presented in the Consolidated Statements of Comprehensive Income included elsewhere in this report.

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

FFO and Core FFO also do not represent cash generated from operating activities in accordance with GAAP, and therefore should not be considered an alternative to net cash flows from operating activities, as determined by GAAP, as a measure of liquidity. Additionally, it is not necessarily indicative of cash available to fund cash needs. A presentation of GAAP-based cash flow metrics is included in our Consolidated Financial Statements included elsewhere in this report.

The following is a reconciliation of net income attributable to common stockholders to FFO attributable to common stockholders and to Core FFO attributable to common stockholders for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share data).

	For the year ended
	12/31/21	12/31/20
Net income attributable to common stockholders	$1,004,299	$827,630
Depreciation - real estate assets, including joint venture adjustments	753,755	704,331
Distributions to noncontrolling interests	48	48
Gain on sale of unconsolidated entities holding previously depreciated real estate	(23,305)	(5,157)
Gain on sale of previously depreciated real estate	(602,235)	(340,444)
Casualty and impairment loss on real estate	3,119	—
FFO attributable to common stockholders	$1,135,681	$1,186,408

Adjusting items:
Unconsolidated entity (gains) losses, net (1)	(14,870)	375
Business interruption insurance proceeds	—	(385)
Lost NOI from casualty losses covered by business interruption insurance	—	48
Loss on extinguishment of consolidated debt	17,787	9,333
Gain on interest rate contract	(2,654)	(2,894)
Advocacy contributions	59	8,558
Executive transition compensation costs	3,010	—
Severance related costs	313	2,142
Development pursuit write-offs and expensed transaction costs, net of recoveries (2)	1,363	11,443
Gain on for-sale condominiums (3)	(3,110)	(8,213)
For-sale condominium marketing, operating and administrative costs (3)	4,087	5,662
For-sale condominium imputed carry cost (4)	7,031	11,317
Gain on other real estate transactions, net	(2,097)	(440)
Legal settlements	1,139	490
Income tax expense (benefit) (5)	5,733	(3,247)
Core FFO attributable to common stockholders	$1,153,472	$1,220,597

Weighted average common shares outstanding - diluted	139,717,399	140,435,195

EPS per common share - diluted	$7.19	$5.89
FFO per common share - diluted	$8.13	$8.45
Core FFO per common share - diluted	$8.26	$8.69
_________________________________
(1)    Amount for 2021 includes unrealized gains on property technology investments of $15,908, partially offset by the write-off of asset management fee intangibles associated with the disposition of the final two AC JV communities.
(2) Amount for 2020 includes the write-off of $7,264 related to a Development Right in New York City.
(3) The aggregate impact of (i) gain on for-sale condominiums and (ii) for-sale condominium marketing, operating and administrative costs is a net expense of $977 for 2021, and a net gain of $2,551 for 2020.
(4) Represents the imputed carry cost of for-sale residential condominiums at The Park Loggia. We computed this adjustment by multiplying the total capitalized cost of completed and unsold for-sale residential condominiums by our weighted average unsecured debt rate.
(5) Amount for 2021 relates to activity generated in our TRS and is comprised primarily of tax expense for condominium sales at The Park Loggia and other ancillary real estate. Amount for 2020 relates to tax losses as well as provisions of the CARES Act.

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

We had cash, cash equivalents and cash in escrow of $543,788,000 at December 31, 2021, an increase of $230,256,000 from $313,532,000 at December 31, 2020. The following discussion relates to changes in cash, cash equivalents and cash in escrow due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included elsewhere in this report.

Operating Activities—Net cash provided by operating activities decreased to $1,203,170,000 in 2021 from $1,219,615,000 in 2020, primarily due to a decrease in NOI.

Investing Activities—Net cash used in investing activities totaled $624,053,000 in 2021. The net cash used was primarily due to:

•acquisition of seven operating communities for $771,692,000;
•investment of $654,861,000 in the development and redevelopment of communities; and
•capital expenditures of $153,235,000 for our operating communities and non-real estate assets.

These amounts were partially offset by:

•net proceeds from the disposition of nine operating communities and ancillary real estate of $850,230,000; and
•net proceeds from the sale of for-sale residential condominiums of $124,532,000.

Financing Activities—Net cash used in financing activities totaled $348,861,000 in 2021. The net cash used was primarily due to:

•payment of cash dividends in the amount of $888,344,000;
•repayment of unsecured notes in the amount of $462,147,000; and
•mortgage notes repayments and principal amortization payments in the amount of $109,562,000.

These amounts were partially offset by:

•proceeds from the issuance of unsecured notes in the amount of $1,098,643,000; and
•the issuance of common stock in the amount of $31,874,000 primarily through CEP V.

Variable Rate Unsecured Credit Facility

We have a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.88% at January 31, 2022), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on our current credit rating.

We had no borrowings outstanding under the Credit Facility and had $6,969,000 outstanding in letters of credit that reduced our borrowing capacity as of January 31, 2022. In addition, we had $39,581,000 outstanding in additional letters of credit unrelated to the Credit Facility as of January 31, 2022.

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

We were in compliance with these covenants at December 31, 2021.

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

Continuous Equity Offering Program

In May 2019, we commenced CEP V under which we may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of our common stock from time to time. Actual sales will depend on a variety of factors to be determined, including market conditions, the trading price of our common stock and our determinations of the appropriate funding sources. We engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates prior to the maturity date of that particular forward sale agreement, and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, we may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, we will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During 2021 and through January 31, 2022, we sold 122,343 shares of common stock at an average sales price of $226.15 per share, for net proceeds of $27,253,000 under this program. In addition, at December 31, 2021, we were party to a forward contract under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts based on the initial forward price, with settlement of the forward contract to occur on one or more dates not later than December 31, 2022. The final proceeds will be determined on the date(s) of settlement after adjustments for our dividends and a daily interest factor. As of January 31, 2022, we had $705,961,000 remaining authorized for issuance under this program, after consideration of the forward contract.

Forward Interest Rate Swap Agreements

The following derivative activity occurred during the year ended December 31, 2021:

•We terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020, receiving a payment of $6,962,000. We recognized $2,894,000 of these proceeds as a gain in 2020 and $2,654,000 of these proceeds as a gain during the year ended December 31, 2021, included in interest expense, net on the accompanying Consolidated Statements of Comprehensive Income.

•In conjunction with the issuance of our $700,000,000 2.05% unsecured notes due 2032 in September 2021, we settled $200,000,000 of forward interest rate swap agreements, entered into in 2021, designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a net payment of $2,211,000. We have deferred these amounts in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and are recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

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

Stock Repurchase Program

In July 2020, our Board of Directors approved a new stock repurchase program under which we may acquire shares of our common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at our discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During 2021 and through January 31, 2022, we had no repurchases of shares under this program. As of January 31, 2022, we had $316,148,000 remaining authorized for purchase under this program.

Future Financing and Capital Needs—Debt Maturities and Material Obligations

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

The following debt activity occurred during 2021:

•In January 2021, we repaid $27,795,000 principal amount of 5.37% fixed rate secured debt at par in advance of the April 2021 maturity date.

•In September 2021, we repaid $450,000,000 principal amount of our 2.95% unsecured notes in advance of the September 2022 scheduled maturity, recognizing a loss on debt extinguishment of $17,890,000, composed of a prepayment penalty of $12,147,000, and the non-cash write off of unamortized deferred hedging losses and unamortized deferred financing costs of $5,743,000.

•In September 2021, we issued $700,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees of approximately $694,617,000, before considering the impact of other offering costs. The notes mature in January 2032 and were issued at a 2.05% interest rate. The notes were issued under our green bond framework, and we have allocated or will allocate the net proceeds, in whole or in part, to one or more new or existing eligible green projects.

•In November 2021, we repaid an aggregate of $73,060,000 principal amount of fixed rate secured debt with a weighted average interest rate of 3.79% at par in advance of the November 2036 maturity date.

•In November 2021, we issued $400,000,000 principal amount of unsecured notes in a public offering under our existing shelf registration statement for proceeds net of underwriting fees of approximately $396,976,000, before considering the impact of other offering costs. The notes mature in December 2028 and were issued at a 1.90% interest rate. The notes were issued under our green bond framework, and we have allocated or will allocate the net proceeds, in whole or in part, to one or more new or existing eligible green projects.

The following table details our consolidated debt obligations, including the effective interest rate and contractual maturity dates, and principal payments for periodic amortization and maturities for the next five years, excluding our Credit Facility and amounts outstanding related to communities classified as held for sale, for debt outstanding at December 31, 2021 and 2020 (dollars in thousands). We are not directly or indirectly (as borrower or guarantor) obligated in any material respect to pay principal or interest on the indebtedness of any unconsolidated entities in which we have an equity or other interest.

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2020	12/31/2021	2022	2023	2024	2025	2026	Thereafter
Tax-exempt bonds
Fixed rate
Avalon at Chestnut Hill	6.16%	Oct-2047		$36,399	$35,770	$663	$699	$737	$778	$820	$32,073
Avalon Westbury	3.86%	Nov-2036	(3)	62,200	—	—	—	—	—	—	—
				98,599	35,770	663	699	737	778	820	32,073

Variable rate
Avalon Acton	1.14%	Jul-2040	(4)	45,000	45,000	—	—	—	—	—	45,000
Avalon Clinton North	1.79%	Nov-2038	(4)	147,000	147,000	—	—	—	—	—	147,000
Avalon Clinton South	1.79%	Nov-2038	(4)	121,500	121,500	—	—	—	—	—	121,500
Avalon Midtown West	1.72%	May-2029	(4)	93,500	88,300	5,600	6,100	6,800	7,300	8,100	54,400
Avalon San Bruno I	1.68%	Dec-2037	(4)	63,850	62,350	2,000	2,200	2,300	2,400	2,500	50,950
				470,850	464,150	7,600	8,300	9,100	9,700	10,600	418,850
Conventional loans
Fixed rate
$450 million unsecured notes	4.30%	Sep-2022	(3)	450,000	—	—	—	—	—	—	—
$250 million unsecured notes	3.00%	Mar-2023		250,000	250,000	—	250,000	—	—	—	—
$350 million unsecured notes	4.30%	Dec-2023		350,000	350,000	—	350,000	—	—	—	—
$300 million unsecured notes	3.66%	Nov-2024		300,000	300,000	—	—	300,000	—	—	—
$525 million unsecured notes	3.55%	Jun-2025		525,000	525,000	—	—	—	525,000	—	—
$300 million unsecured notes	3.62%	Nov-2025		300,000	300,000	—	—	—	300,000	—	—
$475 million unsecured notes	3.35%	May-2026		475,000	475,000	—	—	—	—	475,000	—
$300 million unsecured notes	3.01%	Oct-2026		300,000	300,000	—	—	—	—	300,000	—
$350 million unsecured notes	3.95%	Oct-2046		350,000	350,000	—	—	—	—	—	350,000
$400 million unsecured notes	3.50%	May-2027		400,000	400,000	—	—	—	—	—	400,000
$300 million unsecured notes	4.09%	Jul-2047		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.32%	Jan-2028		450,000	450,000	—	—	—	—	—	450,000
$300 million unsecured notes	3.97%	Apr-2048		300,000	300,000	—	—	—	—	—	300,000
$450 million unsecured notes	3.66%	Jun-2029		450,000	450,000	—	—	—	—	—	450,000
$700 million unsecured notes	2.69%	Mar-2030		700,000	700,000	—	—	—	—	—	700,000
$600 million unsecured notes	2.65%	Jan-2031		600,000	600,000	—	—	—	—	—	600,000
$700 million unsecured notes	2.16%	Jan-2032		—	700,000	—	—	—	—	—	700,000
$400 million unsecured notes	2.04%	Dec-2028		—	400,000	—	—	—	—	—	400,000
Avalon Walnut Creek	4.00%	Jul-2066		4,001	4,161	—	—	—	—	—	4,161
eaves Los Feliz	3.68%	Jun-2027		41,400	41,400	—	—	—	—	—	41,400
eaves Woodland Hills	3.67%	Jun-2027		111,500	111,500	—	—	—	—	—	111,500
Avalon Russett	3.77%	Jun-2027		32,200	32,200	—	—	—	—	—	32,200

	All-In interest rate (1)	Principal maturity date		Balance Outstanding (2)		Scheduled Maturities
Community				12/31/2020	12/31/2021	2022	2023	2024	2025	2026	Thereafter
Avalon San Bruno II	3.85%	Apr-2021	(3)	27,844	—	—	—	—	—	—	—
Avalon Westbury	4.88%	Nov-2036	(3)	12,170	—	—	—	—	—	—	—
Avalon San Bruno III	2.38%	Mar-2027		51,000	51,000	—	—	—	—	—	51,000
Avalon Cerritos	3.35%	Aug-2029		30,250	30,250	—	—	—	—	—	30,250
				6,810,365	7,420,511	—	600,000	300,000	825,000	775,000	4,920,511

Variable rate
Term Loan - $100 million	1.18%	Feb-2022		100,000	100,000	100,000	—	—	—	—	—
Term Loan - $150 million	1.11%	Feb-2024		150,000	150,000	—	—	150,000	—	—	—
				250,000	250,000	100,000	—	150,000	—	—	—

Total indebtedness - excluding Credit Facility				$7,629,814	$8,170,431	$108,263	$608,999	$459,837	$835,478	$786,420	$5,371,434
_________________________________
(1)Rates are given as of December 31, 2021 and include credit enhancement fees, facility fees, trustees’ fees, the impact of interest rate hedges, offering costs, mark to market amortization and other fees.
(2)Balances outstanding represent total amounts due at maturity, and exclude deferred financing costs and debt discount for the unsecured notes of $50,606 and $47,995 as of December 31, 2021 and 2020, respectively, deferred financing costs and debt discount associated with secured notes of $16,278 and $17,482 as of December 31, 2021 and 2020, respectively, as reflected on our Consolidated Balance Sheets included elsewhere in this report.
(3)During 2021, we repaid this borrowing in advance of its scheduled maturity date.
(4)Financed by variable rate debt, but interest rate is capped through an interest rate protection agreement.

In addition to consolidated debt, we have scheduled contractual obligations associated with (i) ground leases for land underlying current operating or development communities and commercial and parking facilities and (ii) office leases for our corporate headquarters and regional offices of $14,879,000 for 2022, $14,642,000 for 2023 and $372,346,000 thereafter.

Future Financing and Capital Needs—Portfolio and Capital Markets Activity

In 2022, we expect to meet our liquidity needs from one or more of a variety of internal and external sources, which may include (i) real estate dispositions, (ii) cash balances on hand as well as cash generated from our operating activities, (iii) borrowing capacity under our Credit Facility and (iv) secured and unsecured debt financings. Additional sources of liquidity in 2022 may include the issuance of common and preferred equity. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

Before beginning new construction or reconstruction activity in 2022, including activity related to communities owned by unconsolidated joint ventures, we plan to source sufficient capital to complete these undertakings, although we cannot assure you that we will be able to obtain such financing. In the event that financing cannot be obtained, we may have to abandon Development Rights, write off associated pre-development costs that were capitalized and/or forego reconstruction activity. In such instances, we will not realize the increased revenues and earnings that we expected from such Development Rights or reconstruction activity and significant losses could be incurred.

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

In addition, we may invest, through mezzanine loans or other preferred equity investments, in multifamily development projects being undertaken by third parties. In these cases, we do not expect to acquire the underlying real estate but rather to earn a return on our investment (through interest or fixed rate preferred equity returns) and a return of the invested capital generally following completion of construction either on or before a set due date. As of January 31, 2022, we have not made any such investments but are pursuing opportunities.

In evaluating our allocation of capital within our markets, we sell assets that do not meet our long-term investment criteria or when capital and real estate markets allow us to realize a portion of the value created over our ownership periods and redeploy the proceeds from those sales to develop and redevelop communities. Because the proceeds from the sale of communities may not be immediately redeployed into revenue-generating assets that we develop, redevelop or acquire, the immediate effect of a sale of a community for a gain is to increase net income, but reduce future total revenues, total expenses and NOI until such time as the proceeds have been redeployed into revenue generating assets. We believe that the temporary absence of future cash flows from communities sold will not have a material impact on our ability to fund future liquidity and capital resource needs.

Investments

We invest in consolidated real estate entities, unconsolidated investments in real estate ventures and direct and indirect investments in technology and environmentally focused companies through investment management funds.

Consolidated Investments

During the year ended December 31, 2021, we acquired the following communities, which includes acquisitions marking our entry in the Texas and North Carolina expansion markets, containing 90,000 square feet of commercial space (dollars in thousands). See Note 5, "Investments," for further discussion.

Community Name	Location	Apartment homes	Purchase price
Avalon Arundel Crossing East	Linthicum Heights, MD	384	$119,000
Avalon Lakeside	Flower Mound, TX	425	$117,000
Hub South End	Charlotte, NC	265	$104,350
Three30Five	Charlotte, NC	164	$52,650
Avalon Fort Lauderdale	Fort Lauderdale, FL	243	$150,000
Avalon Miramar	Miramar, FL	380	$133,000
Hawk	Charlotte, NC	71	$48,500

During the year ended December 31, 2021, we sold nine wholly-owned operating communities containing 2,404 apartment homes and 30,000 square feet of commercial space (dollars in thousands). See Note 6, "Real Estate Disposition Activities," for further discussion.

Community Name	Location	Period of sale	Apartment homes	Gross sales price	Gain on disposition
eaves Stamford	Stamford, CT	Q121	238	$72,000	$53,775
Avalon Norwalk	Norwalk, CT	Q221	311	$103,000	$48,912
AVA Cortez Hill	San Diego, CA	Q221	299	$96,500	$75,716
Avalon Redmond Place	Redmond, WA	Q221	222	$97,700	$70,545
Avalon Bronxville	Bronxville, NY	Q221	110	$89,000	$71,773
Avalon Glen Cove & Avalon Glen Cove North	Glen Cove, NY	Q221	367	$126,000	$65,242
eaves Lawrenceville	Lawrenceville, NJ	Q421	632	$208,000	$157,801
Avalon at Center Place	Providence, RI	Q421	225	$75,000	$58,387

Unconsolidated Investments

During the year ended December 31, 2021, we had the following investment activity related to our unconsolidated real estate and technology and environmentally focused investments. See Note 5, "Investments," for further discussion.

•Archstone Multifamily Partners AC JV LP (the "AC JV") sold its final two communities, Avalon North Point and Avalon North Point Lofts, located in Cambridge, MA, for $325,000,000. Our proportionate share of the gain in accordance with GAAP was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan made by equity investors in the venture at par.

•Arts District Joint Venture was formed to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes and 56,000 square feet of commercial space when completed. We have a 25.0% ownership interest in the venture. As of December 31, 2021, excluding costs incurred in excess of equity in the underlying net assets of the venture, we have an equity investment of $30,436,000 in the venture. In addition to the equity contributions, the venture borrowed $11,581,000 under its $167,147,000 of the construction loan during the year ended December 31, 2021.

•Avalon Alderwood MF Member, LLC (“Avalon Alderwood Mall”) was formed to develop, own, and operate Avalon Alderwood Mall, an apartment community located in Lynnwood, WA, which is currently under construction and expected to contain 328 apartment homes when completed. We have a 50.0% ownership interest in the venture. As of December 31, 2021, we have an equity investment of $55,054,000 in the venture, which represents substantially all of our required equity contributions.

•We invested $17,277,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds. We have $39,890,000 of outstanding equity commitments to these investment management funds, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the year ended December 31, 2021, we recognized income and unrealized gains of $15,908,000 related to these investments, included as a component of Income from investments in unconsolidated entities on the Consolidated Statements of Comprehensive Income.

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

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by our use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “project,” “plan,” “may,” “shall,” “will,” "pursue" and other similar expressions in this Form 10-K, that predict or indicate future events and trends and that do not report historical matters. These statements include, among other things, statements regarding our intent, belief or expectations with respect to:

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

Risks and uncertainties that might cause such differences include those related to the COVID-19 pandemic, including, among other factors, (i) the effect on the multifamily industry and the general economy of measures taken by businesses and the government, including measures to relieve economic distress, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic. In addition, the effects of the pandemic are likely to heighten the following risks, which we routinely face in our business.

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

Critical Accounting Policies and Estimates

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

During the development and redevelopment efforts we capitalize all direct costs and indirect costs which have been incurred as a result of the development and redevelopment activities. These costs include interest and related loan fees, property taxes as well as other direct and indirect costs. Interest is capitalized for any project-specific financing, as well as for general corporate financing to the extent of our aggregate investment in the projects. Indirect project costs, which include personnel and office and administrative costs that are clearly associated with our development and redevelopment efforts, are also capitalized. Capitalized indirect costs associated with our development and redevelopment activities are comprised primarily of compensation related costs for associates dedicated to our development and redevelopment efforts and total $46,263,000 and $45,268,000 for 2021 and 2020, respectively. The estimation of the direct and indirect costs to capitalize as part of our development and redevelopment activities requires judgment and, as such, we believe cost capitalization to be a critical accounting estimate.

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

Due to the subjectivity in determining whether a pursuit will result in the development of an apartment community, and therefore should be capitalized, the accounting for pursuit costs is a critical accounting estimate. As of December 31, 2021, capitalized pursuit costs associated with Development Rights totaled $40,414,000.

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

The assessment of impairment can involve subjectivity in determining if indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset. Estimates of the undiscounted cash flows are sensitive to significant assumptions including future rental revenues, operating expenses, and our intent and ability to hold the related asset, which could be impacted by our expectations about the future.

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

We currently use interest rate protection agreements (consisting of interest rate swap and interest rate cap agreements) for our risk management objectives, as well as for compliance with the requirements of certain lenders, and not for trading or speculative purposes. During 2021, we terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020 and settled $200,000,000 of forward interest rate swap agreements in conjunction with our September 2021 unsecured note issuance that had been entered into during 2021. During 2021, we entered into an additional $150,000,000 of forward interest rate swap agreements to reduce the impact of variability in interest rates on a portion of our expected debt issuance activity in 2022.
In addition, we have interest rate caps that serve to effectively limit the amount of interest rate expense we would incur on a floating rate borrowing. Further discussion of the financial instruments impacted and our exposure is presented below.

As of December 31, 2021 and 2020, we had $714,150,000 and $720,850,000, respectively, in variable rate debt outstanding, with no amounts outstanding under our Credit Facility. If interest rates on the variable rate debt had been 100 basis points higher throughout 2021 and 2020, our annual interest incurred would have increased by approximately $7,716,000 and $8,289,000, respectively, based on balances outstanding during the applicable years.

Because the counterparties providing the interest rate cap and swap agreements are major financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group, we do not believe there is exposure at this time to a default by a counterparty provider.

In addition, changes in interest rates affect the fair value of our fixed rate debt, computed using quoted market prices for our unsecured notes or a discounted cash flow model for our secured notes, considering our current market yields, which impacts the fair value of our aggregate indebtedness. Debt securities and notes payable (including amounts outstanding under our Credit Facility) with an aggregate principal amount outstanding of $8,170,431,000 at December 31, 2021 had an estimated aggregate fair value of $8,565,339,000 at December 31, 2021. Contractual fixed rate debt represented $7,924,162,000 of the fair value at December 31, 2021. If interest rates had been 100 basis points higher as of December 31, 2021, the fair value of this fixed rate debt would have decreased by approximately $936,938,000.

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

(b)Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 pertaining to directors and executive officers of the Company and the Company's Code of Conduct is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2022.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 pertaining to executive compensation is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2022.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 pertaining to security ownership of management and certain beneficial owners of the Company's common stock is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders scheduled to be held on May 19, 2022, to the extent not set forth below.

The Company maintains the Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) and the 1996 Non-Qualified Employee Stock Purchase Plan (the “ESPP”), pursuant to which common stock or other equity awards may be issued or granted to eligible persons.

The following table gives information about equity awards under the 2009 Plan and the ESPP as of December 31, 2021:

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	921,402	(2)	$178.71	(3)	6,088,456
Equity compensation plans not approved by security holders (4)	—		N/A		612,912
Total	921,402		$178.71	(3)	6,701,368
_________________________________
(1)     Consists of the 2009 Plan.
(2)     Includes 53,209 deferred restricted stock units granted under the 2009 Plan, which, subject to vesting requirements, will convert in the future to common stock on a one-for-one basis. Also includes the maximum number of shares that may be issued upon settlement of outstanding Performance Awards awarded to officers and maturing on December 31, 2021, 2022 and 2023. Does not include 231,693 shares of restricted stock that are outstanding and that are already reflected in the Company's outstanding shares.
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 pertaining to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 19, 2022.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 pertaining to the fees paid to and services provided by the Company's principal accountant is incorporated herein by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Stockholders to be held on May 19, 2022. Our independent public accounting firm is Ernst & Young LLP, Tysons, Virginia, PCAOB Auditor ID 42.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

15(a)(1) Financial Statements

Index to Financial Statements

Consolidated Financial Statements and Financial Statement Schedule:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	F-5

Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-10

15(a)(2) Financial Statement Schedule

Schedule III—Real Estate and Accumulated Depreciation	F-39

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
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.9 to Form 10-K of the Company filed February 25, 2021.)

4.10	—	Form of 2.050% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed September 15, 2021.)
4.11	—	Form of 1.900% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.4 to Form 8-K of the Company filed November 18, 2021.)

10.1+	—	AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed August 4, 2017.)
10.2+	—
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

10.4+	—
Third Amendment to AvalonBay Communities, Inc. Second Amended and Restated 2009 Equity Incentive Plan, dated September 16, 2020. (Incorporated by reference to Exhibit 10.1 to Form 10-Q of the Company filed November 4, 2020.)

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

10.11+	—	Form of Indemnity Agreement between the Company and its Directors. (Incorporated by reference to Exhibit 10.19 to Form 10-K of the Company filed February 19, 2015.)
10.12+	—	The Company's Officer Severance Plan, as amended and restated on February 25, 2021. (Incorporated by reference to Exhibit 10.2 to Form 10-Q of the Company filed May 5, 2021.)
10.13	—
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

10.22+	—	Employment Agreement between the Company and Benjamin W. Schall, dated as of December 4, 2020 (Incorporated by reference to Exhibit 10.1 to Form 8-K of the Company filed December 10, 2020.)
10.23+	—
Form of Incentive Stock Option/Non-Qualified Stock Option Agreement for use with officers and associates for 2021 Supplemental Awards. (Incorporated by reference to Exhibit 10.3 to Form 10-Q of the Company filed May 5, 2021.)

10.24+	—
Retirement Agreement by and between AvalonBay Communities, Inc. and William M. McLaughlin, dated December 16, 2021. (Incorporated by reference to Exhibit 1.1 to Form 8-K of the Company filed December 16, 2021.)

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
The following financial materials from AvalonBay Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements. (Filed herewith.)

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

AvalonBay Communities, Inc.
Date: February 25, 2022	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2022	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton, Executive Chairman and Director
Date: February 25, 2022	By:	/s/ BENJAMIN W. SCHALL
Benjamin W. Schall, Director, Chief Executive Officer and President (Principal Executive Officer)
Date: February 25, 2022	By:	/s/ KEVIN P. O’SHEA
Kevin P. O’Shea, Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2022	By:	/s/ KERI A. SHEA
Keri A. Shea, Senior Vice President—Finance & Treasurer (Principal Accounting Officer)
Date: February 25, 2022	By:	/s/ GLYN F. AEPPEL
Glyn F. Aeppel, Director
Date: February 25, 2022	By:	/s/ TERRY S. BROWN
Terry S. Brown, Director
Date: February 25, 2022	By:	/s/ ALAN B. BUCKELEW
Alan B. Buckelew, Director
Date: February 25, 2022	By:	/s/ RONALD L. HAVNER, JR.
Ronald L. Havner, Jr., Director
Date: February 25, 2022	By:	/s/ STEPHEN P. HILLS
Stephen P. Hills, Director
Date: February 25, 2022	By:	/s/ CHRISTOPHER B. HOWARD
Christopher B. Howard, Director
Date: February 25, 2022	By:	/s/ RICHARD J. LIEB
Richard J. Lieb, Director
Date: February 25, 2022	By:	/s/ NNENNA LYNCH
Nnenna Lynch, Director
Date: February 25, 2022	By:	/s/ SUSAN SWANEZY
Susan Swanezy, Director
Date: February 25, 2022	By:	/s/ W. EDWARD WALTER
W. Edward Walter, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AvalonBay Communities, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Deferred Development Costs and Land Held for Development
Description of the Matter	As of December 31, 2021, the Company’s capitalized deferred development costs and land held for development totaled $40.4 million and $147.5 million, respectively. As discussed in Footnote 1 of the consolidated financial statements, the Company capitalizes pre-development costs incurred in pursuit of new development opportunities and project costs for which the Company currently believes future development is probable. Future development is dependent upon various factors, including zoning and regulatory approvals, rental market conditions, construction costs and the availability of capital.

Auditing the valuation of deferred development costs and land held for development involved a high degree of subjectivity as management’s assessment of the probability that future development will occur was highly judgmental and subject to the various factors affecting future development discussed above. The Company’s assessment of probability of future development included an analysis of the likelihood of factors outside their control that could prevent the development from occurring and factors that could cause the Company to decide not to pursue or complete the development.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess the valuation of deferred development costs and land held for development. For example, we tested controls over the Company’s pursuit monitoring process and management’s review of the probability assessment related to future development.

Our procedures included, among others, evaluating the Company’s determination that the future development is probable. We performed procedures to test the accuracy and completeness of the information included in the Company’s analysis by agreeing data to underlying agreements, communications, minutes of management’s quarterly development meetings, and third-party evidence, where available. We further assessed the likelihood of the Company’s ability to obtain zoning and regulatory approvals for developments by considering, among other things, the Company’s prior experience with other development projects and the current status of the future projects for which pursuit or development rights costs were capitalized or land was held for development. We also met with executives who lead the Company’s development team to further understand the probability of future development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AvalonBay Communities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited AvalonBay Communities, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AvalonBay Communities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 25, 2022

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	12/31/21	12/31/20
ASSETS
Real estate:
Land and improvements	$4,564,723	$4,394,298
Buildings and improvements	18,198,584	17,231,275
Furniture, fixtures and equipment	1,036,640	924,583
	23,799,947	22,550,156
Less accumulated depreciation	(6,208,610)	(5,700,179)
Net operating real estate	17,591,337	16,849,977
Construction in progress, including land	807,101	989,765
Land held for development	147,546	110,142
For-sale condominium inventory	146,535	267,219
Real estate assets held for sale, net	17,065	16,678
Total real estate, net	18,709,584	18,233,781

Cash and cash equivalents	420,251	216,976
Cash in escrow	123,537	96,556
Resident security deposits	33,757	30,811
Investments in unconsolidated real estate entities	216,390	202,612
Deferred development costs	40,414	55,427
Prepaid expenses and other assets	211,484	207,715
Right of use lease assets	146,599	155,266
Total assets	$19,902,016	$19,199,144

LIABILITIES AND EQUITY
Unsecured notes, net	$7,349,394	$6,702,005
Variable rate unsecured credit facility	—	—
Mortgage notes payable, net	754,153	862,332
Dividends payable	225,392	224,897
Payables for construction	63,722	93,609
Accrued expenses and other liabilities	296,006	274,699
Lease liabilities	166,497	181,479
Accrued interest payable	50,300	49,033
Resident security deposits	59,787	55,928
Liabilities related to real estate assets held for sale	304	311
Total liabilities	8,965,555	8,444,293

Commitments and contingencies

Redeemable noncontrolling interests	3,368	2,677

Equity:
Preferred stock, $0.01 par value; $25 liquidation preference; 50,000,000 shares authorized at December 31, 2021 and December 31, 2020; zero shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 280,000,000 shares authorized at December 31, 2021 and December 31, 2020; 139,751,926 and 139,526,671 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,398	1,395
Additional paid-in capital	10,716,414	10,664,416
Accumulated earnings less dividends	240,821	126,022
Accumulated other comprehensive loss	(26,106)	(40,250)
Total stockholders' equity	10,932,527	10,751,583
Noncontrolling interests	566	591
Total equity	10,933,093	10,752,174
Total liabilities and equity	$19,902,016	$19,199,144

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

	For the year ended
	12/31/21	12/31/20	12/31/19
Revenue:
Rental and other income	$2,291,766	$2,297,442	$2,319,666
Management, development and other fees	3,084	3,819	4,960
Total revenue	2,294,850	2,301,261	2,324,626

Expenses:
Operating expenses, excluding property taxes	570,853	549,913	515,145
Property taxes	283,089	273,189	252,961
Expensed transaction, development and other pursuit costs, net of recoveries	3,231	12,399	4,991
Interest expense, net	220,415	214,151	203,585
Loss on extinguishment of debt, net	17,787	9,333	602
Depreciation expense	758,596	707,331	661,578
General and administrative expense	69,611	60,343	58,042
Casualty and impairment loss	3,119	—	—
Total expenses	1,926,701	1,826,659	1,696,904

Income from investments in unconsolidated entities	38,585	6,422	8,652
Gain on sale of communities	602,235	340,444	166,105
Gain on other real estate transactions, net	2,097	440	439
Net for-sale condominium activity	(977)	2,551	(3,812)

Income before income taxes	1,010,089	824,459	799,106
Income tax (expense) benefit	(5,733)	3,247	(13,003)

Net income	1,004,356	827,706	786,103
Net income attributable to noncontrolling interests	(57)	(76)	(129)

Net income attributable to common stockholders	$1,004,299	$827,630	$785,974

Other comprehensive income (loss):
Gain (loss) on cash flow hedges	993	(17,731)	(11,930)
Cash flow hedge losses reclassified to earnings	13,151	8,984	6,571
Comprehensive income	$1,018,443	$818,883	$780,615

Earnings per common share - basic:
Net income attributable to common stockholders	$7.19	$5.89	$5.64

Earnings per common share - diluted:
Net income attributable to common stockholders	$7.19	$5.89	$5.63

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)

	Shares issued				Additional paid-in capital	Accumulated earnings less dividends	Accumulated other comprehensive loss	Total AvalonBay stockholders' equity
	Preferred stock	Common stock	Preferred stock	Common stock					Noncontrolling interests	Total equity
Balance at December 31, 2018	—	138,508,424	$—	$1,385	$10,306,588	$350,777	$(26,144)	$10,632,606	$—	$10,632,606
Net income attributable to common stockholders	—	—	—	—	—	785,974	—	785,974	—	785,974
Loss on cash flow hedges, net	—	—	—	—	—	—	(11,930)	(11,930)	—	(11,930)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	6,571	6,571	—	6,571
Change in redemption value and acquisition of noncontrolling interest	—	—	—	—	—	(373)	—	(373)	—	(373)
Noncontrolling interests income allocation	—	—	—	—	—	—	—	—	649	649
Dividends declared to common stockholders ($6.08 per share)	—	—	—	—	—	(851,287)	—	(851,287)	—	(851,287)
Issuance of common stock, net of withholdings	—	2,135,538	—	21	395,275	(2,178)	—	393,118	—	393,118
Amortization of deferred compensation	—	—	—	—	34,870	—	—	34,870	—	34,870
Balance at December 31, 2019	—	140,643,962	—	1,406	10,736,733	282,913	(31,503)	10,989,549	649	10,990,198
Net income attributable to common stockholders	—	—	—	—	—	827,630	—	827,630	—	827,630
Loss on cash flow hedges, net	—	—	—	—	—	—	(17,731)	(17,731)	—	(17,731)
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	8,984	8,984	—	8,984
Change in redemption value of noncontrolling interest	—	—	—	—	—	210	—	210	—	210
Noncontrolling interests income distribution and income allocation	—	—	—	—	—	—	—	—	(58)	(58)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(893,152)	—	(893,152)	—	(893,152)
Issuance of common stock, net of withholdings	—	108,499	—	1	(9,571)	(1,427)	—	(10,997)	—	(10,997)
Repurchase of common stock, including repurchase costs	—	(1,225,790)	—	(12)	(93,712)	(90,152)	—	(183,876)	—	(183,876)
Amortization of deferred compensation	—	—	—	—	30,966	—	—	30,966	—	30,966
Balance at December 31, 2020	—	139,526,671	—	1,395	10,664,416	126,022	(40,250)	10,751,583	591	10,752,174
Net income attributable to common stockholders	—	—	—	—	—	1,004,299	—	1,004,299	—	1,004,299
Gain on cash flow hedges, net	—	—	—	—	—	—	993	993	—	993
Cash flow hedge losses reclassified to earnings	—	—	—	—	—	—	13,151	13,151	—	13,151
Change in redemption value of noncontrolling interest	—	—	—	—	—	(1,022)	—	(1,022)	—	(1,022)
Noncontrolling interest distribution and income allocation	—	—	—	—	—	—	—	—	(25)	(25)
Dividends declared to common stockholders ($6.36 per share)	—	—	—	—	—	(889,405)	—	(889,405)	—	(889,405)
Issuance of common stock, net of withholdings	—	225,255	—	3	18,047	927	—	18,977	—	18,977
Amortization of deferred compensation	—	—	—	—	33,951	—	—	33,951	—	33,951
Balance at December 31, 2021	—	139,751,926	$—	$1,398	$10,716,414	$240,821	$(26,106)	$10,932,527	$566	$10,933,093

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the year ended
	12/31/21	12/31/20	12/31/19
Cash flows from operating activities:
Net income	$1,004,356	$827,706	$786,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	758,596	707,331	661,578
Amortization of deferred financing costs	7,462	7,454	7,346
Amortization of debt discount	2,681	1,880	1,591
Loss on extinguishment of debt, net	17,787	9,333	602
Amortization of stock-based compensation	25,505	21,603	25,621
Equity (income) in loss of, and return on, unconsolidated entities and noncontrolling interests, net of eliminations	(108)	8,673	12,278
Real estate casualty loss	1,723	—	—
Abandonment of development pursuits	685	9,262	2,943
Unrealized gain on terminated cash flow hedges	(2,654)	(2,894)	—
Cash flow hedge losses reclassified to earnings	7,887	8,984	6,571
Gain on sale of real estate assets	(627,637)	(346,041)	(172,332)
Gain on for-sale condominiums	(3,110)	(8,213)	—
Increase (decrease) in resident security deposits, prepaid expenses and other assets	5,505	(28,675)	(19,118)
Increase in accrued expenses, other liabilities and accrued interest payable	4,492	3,212	8,621
Net cash provided by operating activities	1,203,170	1,219,615	1,321,804

Cash flows from investing activities:
Development/redevelopment of real estate assets including land acquisitions and deferred development costs	(654,861)	(843,907)	(1,052,011)
Acquisition of real estate assets, including partnership interest	(771,692)	—	(420,517)
Capital expenditures - existing real estate assets	(142,688)	(108,531)	(135,626)
Capital expenditures - non-real estate assets	(10,547)	(28,505)	(5,266)
(Decrease) increase in payables for construction	(29,887)	1,474	(4,848)
Proceeds from sale of real estate, net of selling costs	850,230	619,773	422,041
Proceeds from the sale of for-sale condominiums, net of selling costs	124,532	202,033	—
Mortgage note receivable lending	(1,210)	(258)	(692)
Mortgage note receivable payments	2,435	3,419	2,779
Distributions from unconsolidated entities	63,171	11,157	10,454
Investments in unconsolidated entities	(53,536)	(36,088)	(10,183)
Net cash used in investing activities	(624,053)	(179,433)	(1,193,869)

Cash flows from financing activities:
Issuance of common stock, net	31,874	3,464	409,725
Repurchase of common stock, net	—	(183,876)	—
Dividends paid	(888,344)	(883,212)	(839,646)
Issuance of mortgage notes payable	—	51,000	30,250
Repayments of mortgage notes payable, including prepayment penalties	(109,562)	(126,712)	(227,570)
Issuance of unsecured notes	1,098,643	1,296,581	449,804
Repayment of unsecured notes, including prepayment penalties	(462,147)	(958,680)	—
Payment of deferred financing costs	(8,864)	(11,277)	(10,909)
Receipt (payment) for termination of forward interest rate swaps	4,751	(25,135)	(12,309)
Payment to noncontrolling interest	(55)	(68)	456
Payments related to tax withholding for share-based compensation	(13,463)	(14,917)	(16,101)
Distributions to DownREIT partnership unitholders	(48)	(48)	(46)
Distributions to joint venture and profit-sharing partners	(306)	(384)	(439)
Preferred interest obligation redemption and dividends	(1,340)	(1,000)	(1,400)
Net cash used in financing activities	(348,861)	(854,264)	(218,185)

Net increase (decrease) in cash, cash equivalents and cash in escrow	230,256	185,918	(90,250)

Cash and cash equivalents and restricted cash, beginning of year	313,532	127,614	217,864
Cash and cash equivalents and restricted cash, end of year	$543,788	$313,532	$127,614

Cash paid during the year for interest, net of amount capitalized	$203,773	$196,848	$187,570
See accompanying notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported with the Consolidated Statements of Cash Flows (dollars in thousands):

	For the year ended
	12/31/21	12/31/20	12/31/19
Cash and cash equivalents	$420,251	$216,976	$39,687
Cash in escrow	123,537	96,556	87,927
Cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$543,788	$313,532	$127,614

Supplemental disclosures of non-cash investing and financing activities:

During the year ended December 31, 2021:

•As described in Note 4, “Equity,” the Company issued 155,836 shares of common stock as part of the Company's stock-based compensation plans, of which 56,545 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 99,291 shares valued at $17,757,000 were issued in connection with new stock grants; 2,844 shares valued at $566,000 were issued through the Company’s dividend reinvestment plan; 75,780 shares valued at $13,463,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 4,109 restricted shares with an aggregate value of $804,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $224,012,000.

•The Company recorded an increase of $1,022,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase to prepaid expenses and other assets of $3,204,000, and a corresponding adjustment to accumulated other comprehensive loss and (ii) reclassified $7,887,000 and $5,264,000 of cash flow hedge losses from other comprehensive income (loss) to interest expense, net, and loss on extinguishment of debt, net, respectively, to record the impact of the Company's derivative and hedge accounting activity.

During the year ended December 31, 2020:

•The Company issued 165,545 shares of common stock as part of the Company's stock based compensation plans, of which 96,317 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 69,228 shares valued at $15,305,000 were issued in connection with new stock grants; 2,747 shares valued at $458,000 were issued through the Company’s dividend reinvestment plan; 74,173 shares valued at $14,919,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 7,683 restricted shares with an aggregate value of $1,240,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $223,262,000.

•The Company recorded a decrease of $210,000 in redeemable noncontrolling interest with a corresponding increase to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase in prepaid expenses and other assets of $4,308,000 and recorded an increase of $1,413,000 to other comprehensive income and (ii) reclassified $8,984,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

•The Company recorded $46,875,000 of lease liabilities and offsetting right of use lease assets related to the execution of two new office leases.

During the year ended December 31, 2019:

•The Company issued 152,502 shares of common stock as part of the Company's stock based compensation plans, of which 73,072 shares related to the conversion of performance awards to restricted shares of common stock, and the remaining 79,430 shares valued at $15,603,000 were issued in connection with new stock grants; 1,838 shares valued at $205,000 were issued in conjunction with the conversion of deferred stock awards; 2,069 shares valued at $418,000 were issued through the Company’s dividend reinvestment plan; 84,710 shares valued at $16,101,000 were withheld to satisfy employees’ tax withholding and other liabilities; and 2,361 restricted shares with an aggregate value of $399,000 previously issued in connection with employee compensation were canceled upon forfeiture.

•Common stock dividends declared but not paid totaled $214,832,000.

•The Company recorded an increase of $373,000 in redeemable noncontrolling interest with a corresponding decrease to accumulated earnings less dividends to adjust the redemption value associated with the put options held by joint venture partners and DownREIT partnership units.

•The Company recorded (i) an increase in other liabilities of $6,379,000 and an increase in prepaid expenses and other assets of $388,000 and a corresponding adjustment to other comprehensive income and (ii) reclassified $6,571,000 of cash flow hedge losses from other comprehensive income to interest expense, net, to record the impact of the Company’s derivative and hedge accounting activity.

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

See accompanying notes to Consolidated Financial Statements.

AVALONBAY COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Significant Accounting Policies

Organization and Basis of Presentation

AvalonBay Communities, Inc. (the “Company,” which term, unless the context otherwise requires, refers to AvalonBay Communities, Inc. together with its subsidiaries), is a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). The Company focuses on the development, redevelopment, acquisition, ownership and operation of multifamily communities in New England, the New York/New Jersey metro area, the Mid-Atlantic, the Pacific Northwest, and Northern and Southern California, as well as in the Company's expansion markets of Raleigh-Durham and Charlotte, North Carolina, Southeast Florida, Dallas and Austin, Texas, and Denver, Colorado.

At December 31, 2021, the Company owned or held a direct or indirect ownership interest in 278 operating apartment communities containing 81,803 apartment homes in 12 states and the District of Columbia. In addition, the Company owned or held a direct or indirect ownership interest in 19 communities under development that are expected to contain an aggregate of 6,189 apartment homes (unaudited) when completed, as well as The Park Loggia, which contains 172 for-sale residential condominiums, of which 123 have been sold as of December 31, 2021, and 66,000 square feet of commercial space, of which 87% has been leased as of December 31, 2021. The Company also owned or held a direct or indirect ownership interest in land or rights to land on which the Company expects to develop an additional 24 communities that, if developed as expected, will contain an estimated 8,070 apartment homes (unaudited).

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

The Company accounts for joint venture entities and subsidiary partnerships in accordance with the consolidation guidance. The Company evaluates the partnership of each joint venture entity and determines first whether to follow the variable interest entity (“VIE”) or the voting interest entity (“VOE”) model. Once the appropriate consolidation model is identified, the Company then evaluates whether it should consolidate the venture. Under the VIE model, the Company consolidates an investment when it has control to direct the activities of the venture and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company's maximum exposure for its VIEs is limited to its investments in the respective VIEs. Under the VOE model, the Company consolidates an investment when (i) it controls the investment through ownership of a majority voting interest if the investment is not a limited partnership or (ii) it controls the investment through its ability to remove the other partners in the investment, at its discretion, when the investment is a limited partnership.

The Company generally uses the equity method of accounting for its investment in joint ventures, including when the Company holds a noncontrolling limited partner interest in a joint venture. Any investment in excess of the Company's cost basis at acquisition or formation of an equity method venture, will be recorded as a component of the Company's investment in the joint venture and recognized over the life of the underlying fixed assets of the venture as a reduction to its equity in income from the venture. Investments in which the Company has little or no influence are accounted for using the measurement alternative with the carrying amount of the investment adjusted to fair value when there is an observable transaction indicating a change in fair value.

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

Depreciation is generally calculated on a straight-line basis over the estimated useful lives of the assets, which for buildings and related improvements range from seven years to 30 years and for furniture, fixtures and equipment range from three years to seven years.

For-Sale Condominium Inventory

The Company presents for-sale condominium inventory at historical cost and evaluates the condominiums for impairment when potential indicators exist, as further discussed under "Casualty and Impairment of Long-Lived Assets" below.

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

The Company did not incur any charges or receive refunds of excise taxes related to the years ended December 31, 2021, 2020 and 2019.

Taxable income from activities performed through taxable REIT subsidiaries (“TRS”) is subject to federal, state and local income taxes. The Company recognized income tax expense of $5,733,000 and $13,003,000 in 2021 and 2019, respectively, and recorded an income tax benefit of $3,247,000 in 2020 related to its activities through its TRSs. The income tax expense in 2021 and 2019 was primarily due to the disposition of the Company's for-sale condominiums and two wholly-owned operating communities. During 2020, the income tax expense was offset by net operating loss carryback provisions under the Coronavirus Aid, Relief and Economic Security Act. As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months. The Company is subject to examination by the respective taxing authorities for the tax years 2018 through 2020.

The following summarizes the tax components of the Company's common dividends declared for the years ended December 31, 2021, 2020 and 2019 (unaudited):

	2021	2020	2019
Ordinary income	55%	66%	96%
20% capital gain	26%	24%	3%
Unrecaptured §1250 gain	19%	10%	1%

Deferred Financing Costs

Deferred financing costs include fees and other expenditures necessary to obtain debt financing and are amortized on a straight-line basis, which approximates the effective interest method, over the shorter of the term of the loan or the related credit enhancement facility, if applicable. Unamortized financing costs are charged to earnings when debt is retired before the maturity date. Accumulated amortization of deferred financing costs related to unsecured notes was $23,705,000 and $25,239,000 as of December 31, 2021 and 2020, respectively, and related to mortgage notes payable was $2,300,000 and $2,046,000 as of December 31, 2021 and 2020, respectively. Deferred financing costs, except for costs associated with line-of-credit arrangements, are presented as a direct deduction from the related debt liability. Accumulated amortization of deferred financing costs related to the Company's Credit Facility was $15,187,000 and $13,501,000 as of December 31, 2021 and 2020, respectively, and was included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

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

	For the year ended
	12/31/21	12/31/20	12/31/19
Basic and diluted shares outstanding
Weighted average common shares—basic	139,389,433	140,094,722	139,054,191
Weighted average DownREIT units outstanding	7,500	7,500	7,500
Effect of dilutive securities	320,466	332,973	509,859
Weighted average common shares—diluted	139,717,399	140,435,195	139,571,550

Calculation of Earnings per Share—basic
Net income attributable to common stockholders	$1,004,299	$827,630	$785,974
Net income allocated to unvested restricted shares	(2,100)	(1,955)	(2,063)
Net income attributable to common stockholders, adjusted	$1,002,199	$825,675	$783,911

Weighted average common shares—basic	139,389,433	140,094,722	139,054,191

Earnings per common share—basic	$7.19	$5.89	$5.64

Calculation of Earnings per Share—diluted
Net income attributable to common stockholders	$1,004,299	$827,630	$785,974
Add: noncontrolling interests of DownREIT unitholders in consolidated partnerships, including discontinued operations	48	48	46
Adjusted net income attributable to common stockholders	$1,004,347	$827,678	$786,020

Weighted average common shares—diluted	139,717,399	140,435,195	139,571,550

Earnings per common share—diluted	$7.19	$5.89	$5.63

All options to purchase shares of common stock outstanding as of December 31, 2021, 2020 and 2019 are included in the computation of diluted earnings per share.

Expensed Transaction, Development and Other Pursuit Costs

The Company capitalizes pre-development costs incurred in pursuit of new development opportunities for which the Company currently believes future development is probable (“Development Rights”). Future development of these Development Rights is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and the availability of capital. Initial pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. In addition, if the status of a Development Right changes, making future development by the Company no longer probable, any non-recoverable capitalized pre-development costs are expensed. The Company expensed costs related to development pursuits not yet considered probable for development and the abandonment of Development Rights, as well as costs incurred in pursuing the acquisition or disposition of assets for which such acquisition and disposition activity did not occur, in the amounts of $2,192,000, $12,317,000 and $4,896,000 during the years ended December 31, 2021, 2020 and 2019, respectively. These costs are included in expensed transaction, development and other pursuit costs, net of recoveries on the accompanying Consolidated Statements of Comprehensive Income. The amount for 2020 includes the write-off of $7,264,000 related to a Development Right in New York City that the Company deemed no longer probable. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Casualty and Impairment of Long-Lived Assets

In the Company's evaluation of its real estate portfolio for impairment, as discussed below, it considered the impact of the COVID-19 pandemic and did not identify any indicators of impairment as a result.

The Company evaluates its real estate and other long-lived assets for impairment when potential indicators of impairment exist. Such assets are stated at cost, less accumulated depreciation and amortization, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property or long-lived asset may not be recoverable, the Company assesses its recoverability by comparing the carrying amount of the property or long-lived asset to its estimated undiscounted future cash flows. If the carrying amount exceeds the aggregate undiscounted future cash flows, the Company recognizes an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property or long-lived asset. Based on periodic tests of recoverability of long-lived assets, for the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any impairment losses other than those related to casualty losses from property damage. During the year ended December 31, 2021, the Company recognized a charge of $3,119,000 for the property and casualty damages across several communities in its East Coast markets related to severe storms as well as the property and casualty damages resulting from a fire at an operating community, reported as casualty and impairment loss on the accompanying Consolidated Statements of Comprehensive Income.

The Company evaluates its for-sale condominium inventory for potential indicators of impairment, considering whether the fair value of the individual for-sale condominium units exceeds the carrying value of those units. For-sale condominium inventory is stated at cost, unless the carrying amount of the inventory is not recoverable when compared to the fair value of each unit. The Company determines the fair value of its for-sale condominium inventory as the estimated sales price less direct costs to sell. For the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any impairment losses on its for-sale condominium inventory.

The Company assesses its portfolio of land held for both development and investment for impairment if the intent of the Company changes with respect to either the development of, or the expected holding period for, the land. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any impairment charges on its investment in land.

The Company evaluates its unconsolidated investments for other than temporary impairment, considering both the extent and amount by which the carrying value of the investment exceeds the fair value, and the Company’s intent and ability to hold the investment to recover its carrying value. The Company also evaluates its proportionate share of any impairment of assets held by unconsolidated investments. There were no other than temporary impairment losses recognized for any of the Company's investments in unconsolidated real estate entities during the years ended December 31, 2021, 2020 or 2019.

Assets Held for Sale and Discontinued Operations

The Company presents the assets and liabilities of any communities which have been sold, or otherwise qualify as held for sale, separately in the accompanying Consolidated Balance Sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the accompanying Consolidated Statements of Comprehensive Income. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less the cost to sell. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations, and for those assets qualifying for classification as discontinued operations, the specific components of net income presented as discontinued operations include net operating income, depreciation expense and interest expense, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. A change in presentation for held for sale or discontinued operations has no impact on the Company's financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations on the accompanying Consolidated Statements of Cash Flows. The Company had one wholly-owned operating community that qualified as held for sale presentation at December 31, 2021.

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

Revenue and Gain Recognition

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue in accordance with the transfer of goods and services to customers at an amount that reflects the consideration that the Company expects to be entitled to for those goods and services. The majority of the Company’s revenue is derived from residential and commercial rental income and other lease income, which are accounted for under ASC 842, Leases, as discussed above under "Leases". The Company's revenue streams that are not accounted for under ASC 842 include:

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

The following table provides details of the Company’s revenue streams disaggregated by the Company’s reportable operating segments, further discussed in Note 8, “Segment Reporting,” for the years ended December 31, 2021, 2020 and 2019. The segments are classified based on the individual community's status at January 1, 2021 for the years ended December 31, 2021 and 2020, and at January 1, 2020 for the year ended December 31, 2019. Segment information for total revenue has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through December 31, 2021, or otherwise qualify as held for sale as of December 31, 2021, as described in Note 6, "Real Estate Disposition Activities." (dollars in thousands):

	Same Store	Other Stabilized Communities	Development/ Redevelopment Communities	Non- allocated (1)	Total
For the year ended December 31, 2021
Management, development and other fees and other ancillary items	$—	$—	$—	$3,084	$3,084
Rental and non-rental related income (2)	7,356	1,650	675	—	9,681
Total non-lease revenue (3)	7,356	1,650	675	3,084	12,765

Lease income (4)	2,038,817	102,707	97,704	—	2,239,228
Business interruption insurance proceeds	—	—	—	—	—

Total revenue	$2,046,173	$104,357	$98,379	$3,084	$2,251,993

For the year ended December 31, 2020
Management, development and other fees and other ancillary items	$—	$—	$—	$1,978	$1,978
Rental and non-rental related income (2)	7,200	2,056	362	—	9,618
Total non-lease revenue (3)	7,200	2,056	362	1,978	11,596

Lease income (4)	2,074,604	77,375	27,936	—	2,179,915
Business interruption insurance proceeds	379	—	—	—	379

Total revenue	$2,082,183	$79,431	$28,298	$1,978	$2,191,890

For the year ended December 31, 2019
Management, development and other fees and other ancillary items	$—	$—	$—	$4,960	$4,960
Rental and non-rental related income (2)	7,028	1,224	400	—	8,652
Total non-lease revenue (3)	7,028	1,224	400	4,960	13,612

Lease income (4)	2,032,561	108,757	28,377	—	2,169,695
Business interruption insurance proceeds	986	453	—	—	1,439

Total revenue	$2,040,575	$110,434	$28,777	$4,960	$2,184,746
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

Due to the nature and timing of the Company’s identified revenue streams, there are no material amounts of outstanding or unsatisfied performance obligations as of December 31, 2021.

Uncollectible Lease Revenue Reserves

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

COVID-19 Pandemic

In March 2020, the World Health Organization designated COVID-19 as a pandemic. While the Company has taken various actions in response to the COVID-19 pandemic, the ultimate impact on its consolidated results of operations, cash flows, financial condition and liquidity will depend on, among other factors, (i) the effect on the multifamily industry and the general economy of measures taken by businesses and the government in response to the novel coronavirus and relieve economic distress of consumers, such as governmental limitations on the ability of multifamily owners to evict residents who are delinquent in the payment of their rent and (ii) the preferences of consumers and businesses for living and working arrangements both during and after the pandemic.

As of December 31, 2021, the Company assessed the collectibility of the outstanding lease income receivables as a result of the impact of the COVID-19 pandemic on its residential and commercial lease portfolios. The Company recorded an aggregate offset to income for uncollectible lease revenue for its residential and commercial portfolios of $52,075,000 and $66,763,000 for the years ended December 31, 2021 and 2020 under ASC 842 and ASC 450, Contingencies.

2. Interest Capitalized

The Company capitalizes interest during the development and redevelopment of real estate assets. Capitalized interest associated with the Company's development or redevelopment activities totaled $32,687,000, $44,157,000 and $62,823,000 for years ended December 31, 2021, 2020 and 2019, respectively.

3. Mortgage Notes Payable, Unsecured Notes, Term Loans and Credit Facility

The Company's mortgage notes payable, unsecured notes, variable rate unsecured term loans (the “Term Loans”) and Credit Facility, as defined below, as of December 31, 2021 and 2020 are summarized below. The following amounts and discussion do not include the mortgage notes related to the communities classified as held for sale, if any, as of December 31, 2021 and 2020, as shown in the Consolidated Balance Sheets (dollars in thousands) (see Note 6, “Real Estate Disposition Activities”).

	12/31/21	12/31/20
Fixed rate unsecured notes (1)	$7,150,000	$6,500,000
Term Loans (1)	250,000	250,000
Fixed rate mortgage notes payable—conventional and tax-exempt (2)	306,281	408,964
Variable rate mortgage notes payable—conventional and tax-exempt (2)	464,150	470,850
Total mortgage notes payable and unsecured notes and Term Loans	8,170,431	7,629,814
Credit Facility	—	—
Total mortgage notes payable, unsecured notes, Term Loans and Credit Facility	$8,170,431	$7,629,814
_________________________________
(1)     Balances at December 31, 2021 and 2020 exclude $10,033 and $10,380, respectively, of debt discount, and $40,573 and $37,615, respectively, of deferred financing costs, as reflected in unsecured notes, net on the accompanying Consolidated Balance Sheets.
(2)     Balances at December 31, 2021 and 2020 exclude $13,528 and $14,478 of debt discount, respectively, and $2,750 and $3,004, respectively, of deferred financing costs, as reflected in mortgage notes payable, net on the accompanying Consolidated Balance Sheets.

The following debt activity occurred during the year ended December 31, 2021:

•In January 2021, the Company repaid $27,795,000 principal amount of 5.37% fixed rate secured debt at par in advance of its April 2021 maturity date.

•In September 2021, the Company repaid $450,000,000 principal amount of its 2.95% unsecured notes in advance of the September 2022 scheduled maturity, recognizing a loss on debt extinguishment of $17,890,000, composed of a prepayment penalty of $12,147,000, and the non-cash write off of unamortized deferred hedging losses and unamortized deferred financing costs of $5,743,000.

•In September 2021, the Company issued $700,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $694,617,000, before considering the impact of other offering costs. The notes mature in January 2032 and were issued at a 2.05% interest rate. The notes were issued under the Company's green bond framework, and the Company has allocated or will allocate the net proceeds, in whole or in part, to one or more new or existing eligible green projects.

•In November 2021, the Company repaid an aggregate of $73,060,000 principal amount of fixed rate secured debt with a weighted average interest rate of 3.79% at par in advance of the November 2036 maturity date.

•In November 2021, the Company issued $400,000,000 principal amount of unsecured notes in a public offering under its existing shelf registration statement for proceeds net of underwriting fees of approximately $396,976,000, before considering the impact of other offering costs. The notes mature in December 2028 and were issued at a 1.90% interest rate. The notes were issued under the Company's green bond framework, and the Company has allocated or will allocate the net proceeds, in whole or in part, to one or more new or existing eligible green projects.

At December 31, 2021, the Company had a $1,750,000,000 revolving variable rate unsecured credit facility with a syndicate of banks (the “Credit Facility”) which matures in February 2024. The Credit Facility bears interest at varying levels based on (i) the London Interbank Offered Rate (“LIBOR”) applicable to the period of borrowing for a particular draw of funds from the facility (e.g., one month to maturity, three months to maturity, etc.) and (ii) the rating levels issued for our unsecured notes. The current stated pricing for drawn borrowings is LIBOR plus 0.775% per annum (0.88% at December 31, 2021), assuming a one month borrowing rate. The annual facility fee for the Credit Facility remained at 0.125%, resulting in a fee of $2,188,000 annually based on the $1,750,000,000 facility size and based on the Company's current credit rating.

The Company had no borrowings outstanding under the Credit Facility and had $11,969,000 and $2,900,000 outstanding in letters of credit that reduced the borrowing capacity as of December 31, 2021 and 2020, respectively. In addition, the Company had $39,581,000 and $32,079,000 outstanding in additional letters of credit unrelated to the Credit Facility as of December 31, 2021 and 2020, respectively.

In the aggregate, secured notes payable mature at various dates from March 2027 through July 2066, and are secured by certain apartment communities (with a net carrying value of $1,256,155,000, excluding communities classified as held for sale, as of December 31, 2021).

The weighted average interest rate of the Company's fixed rate secured notes payable (conventional and tax-exempt) was 3.7% and 3.8% at December 31, 2021 and 2020, respectively. The weighted average interest rate of the Company's variable rate secured notes payable (conventional and tax exempt) including the effect of certain financing related fees, was 1.7% at both December 31, 2021 and 2020.

Scheduled payments and maturities of secured notes payable and unsecured notes outstanding at December 31, 2021 are as follows (dollars in thousands):

Year	Secured notes principal payments	Secured notes maturities	Unsecured notes and Term Loans maturities	Stated interest rate of unsecured notes and Term Loans
2022	$8,263	$—	$100,000	LIBOR + 0.90%
2023	8,999	—	350,000	4.200%
			250,000	2.850%
2024	9,837	—	300,000	3.500%
			150,000	LIBOR + 0.85%
2025	10,478	—	525,000	3.450%
			300,000	3.500%
2026	11,420	—	475,000	2.950%
			300,000	2.900%
2027	13,765	236,100	400,000	3.350%
2028	18,512	—	450,000	3.200%
			400,000	1.900%
2029	9,462	66,250	450,000	3.300%
2030	10,014	—	700,000	2.300%
2031	10,669	—	600,000	2.450%
Thereafter	111,164	245,498	700,000	2.050%
			350,000	3.900%
			300,000	4.150%
			300,000	4.350%
	$222,583	$547,848	$7,400,000

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

The Company was in compliance at December 31, 2021 with customary covenants under the Credit Facility, the Term Loans and the Company's fixed rate unsecured notes.

4. Equity

As of December 31, 2021 and 2020, the Company's charter had authorized for issuance a total of 280,000,000 shares of common stock and 50,000,000 shares of preferred stock.

During the year ended December 31, 2021, the Company:

i.issued 2,759 shares of common stock in connection with stock options exercised;
ii.issued 2,844 shares of common stock through the Company's dividend reinvestment plan;
iii.issued 155,836 shares of common stock in connection with restricted stock grants and the conversion of performance awards to shares of common stock;
iv.sold 122,343 shares of common stock under CEP V, as discussed below;
v.withheld 75,780 shares of common stock to satisfy employees' tax withholding and other liabilities;
vi.issued 21,362 shares of common stock through the Employee Stock Purchase Plan; and
vii.canceled 4,109 shares of restricted common stock upon forfeiture.

Any deferred compensation related to the Company’s stock based compensation plans during the year ended December 31, 2021 is not reflected on the accompanying Consolidated Balance Sheet as of December 31, 2021, and will not be reflected until recognized as compensation cost.

In July 2020, the Company’s Board of Directors approved a new stock repurchase program under which the Company may acquire shares of its common stock in open market or negotiated transactions up to an aggregate purchase price of $500,000,000 (the "2020 Stock Repurchase Program"). Purchases of common stock under the 2020 Stock Repurchase Program may be exercised at the Company’s discretion with the timing and number of shares repurchased depending on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The 2020 Stock Repurchase Program does not have an expiration date and may be suspended or terminated at any time without prior notice. During the year ended December 31, 2021, the Company had no repurchases of shares under this program. As of December 31, 2021, the Company had $316,148,000 remaining authorized for purchase under this program.

In May 2019, the Company commenced a fifth continuous equity program ("CEP V") under which the Company may sell (and/or enter into forward sale agreements for the sale of) up to $1,000,000,000 of its common stock from time to time. Actual sales will depend on a variety of factors to be determined by the Company, including market conditions, the trading price of the Company's common stock and the Company's determinations of the appropriate funding sources. The Company engaged sales agents for CEP V who receive compensation of up to 1.5% of the gross sales price for shares sold. The Company expects that, if entered into, it will physically settle each forward sale agreement on one or more dates specified by the Company on or prior to the maturity date of that particular forward sale agreement, and to receive aggregate net cash proceeds at settlement equal to the number of shares underlying the particular forward agreement multiplied by the forward sale price. However, the Company may also elect to cash settle or net share settle a forward sale agreement. In connection with each forward sale agreement, the Company will pay the forward seller, in the form of a reduced initial forward sale price, a commission of up to 1.5% of the sales prices of all borrowed shares of common stock sold. During the year ended December 31, 2021, the Company sold 122,343 shares of common stock at an average sales price of $226.15 per share, for net proceeds of $27,253,000 under this program. In addition, at December 31, 2021, the Company was party to a forward contract under CEP V to sell 68,577 shares of common stock for approximate proceeds of $16,000,000 net of offering fees and discounts based on the initial forward price, with settlement of the forward contract to occur on one or more dates not later than December 31, 2022. The final proceeds will be determined on the date(s) of settlement after adjustments for the Company's dividends and a daily interest factor. As of December 31, 2021, the Company had $705,961,000 remaining authorized for issuance under CEP V, after consideration of the forward contract.

5. Investments

Unconsolidated Investments

The Company accounts for its investments in unconsolidated entities under the equity method of accounting or under the measurement alternative, as discussed in Note 1, “Organization, Basis of Presentation and Significant Accounting Policies,” under Principles of Consolidation. The significant accounting policies of the Company's unconsolidated investments are consistent with those of the Company in all material respects. Certain of these investments are subject to various buy‑sell provisions or other rights which are customary in real estate joint venture agreements. The Company and its partners in these entities may initiate these provisions to either sell the Company's interest or acquire the joint venture interest from the Company's partner.

The following presents the Company's activities in unconsolidated investments for the years ended December 31, 2021, 2020 and 2019:

Archstone Multifamily Partners AC LP (the “U.S. Fund”)—The Company is the general partner of the U.S. Fund and has a 28.6% combined general partner and limited partner equity interest. The Company acquired its interest in the U.S. Fund as part of the Archstone Acquisition (as defined in Note 5, “Investments in Real Estate Entities,” of the Consolidated Financial Statements in Item 8 in the Company's Form 10-K filed February 22, 2019). The U.S. Fund sold one community in each of 2020 and 2019, and the Company's proportionate share of the gains in accordance with GAAP was $5,157,000 and $5,788,000, respectively. The U.S. Fund owns three communities and excluding costs incurred in excess of equity in the underlying net assets of the U.S. Fund, at December 31, 2021 the Company has an equity investment of $18,706,000 (net of distributions).

Archstone Multifamily Partners AC JV LP (the “AC JV”)—The Company has a 20.0% equity interest in the AC JV, and acquired its interest as part of the Archstone Acquisition. During 2021, the AC JV sold its final two communities, Avalon North Point and Avalon North Point Lofts, located in Cambridge, MA, containing an aggregate of 529 apartment homes, for $325,000,000. The Company's proportionate share of the gains in accordance with GAAP was $23,305,000. In conjunction with the disposition of Avalon North Point, the AC JV repaid a $111,653,000 loan to the equity investors in the venture at par. At December 31, 2021 the Company has an equity investment of $2,579,000 (net of distributions).

Legacy JV—As part of the Archstone Acquisition the Company entered into a limited liability company agreement with Equity Residential, through which it assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements (the “Legacy JV”). The Company has a 40.0% interest in the Legacy JV. During the years ended December 31, 2021, 2020 and 2019, the Legacy JV redeemed certain of the preferred interests and paid accrued dividends, for which the Company contributed $1,340,000, $1,000,000 and $1,400,000, respectively. At December 31, 2021, the remaining preferred interests had an aggregate liquidation value of $34,468,000, the Company's 40.0% share of which was included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

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

NYTA MF Investors LLC (“NYC Joint Venture”)—During 2018, the Company contributed five wholly-owned operating communities containing an aggregate of 1,301 apartment homes and 58,000 square feet of commercial space, located in New York City, NY, to a newly formed joint venture with the intent to own and operate the communities. The Company retained a 20.0% equity interest in the venture with the partners sharing in returns in accordance with their ownership interests. At December 31, 2021 the Company has an equity investment of $61,307,000 (net of distributions).

MVP I, LLC—During 2004, the Company entered into a joint venture agreement with an unrelated third-party to develop Avalon at Mission Bay II, an apartment community located in San Francisco, CA, which completed construction during 2006 and contains 313 apartment homes. The Company holds a 25.0% equity interest in the venture. The Company is responsible for the day-to-day operations of the community and is the management agent subject to the terms of a management agreement. MVP I, LLC had an outstanding $103,000,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of MVP I, LLC, nor does the Company have any obligation to fund this debt should MVP I, LLC be unable to do so. The Company has fully recovered its basis as of December 31, 2021.

Brandywine Apartments of Maryland, LLC (“Brandywine”)—Brandywine owns a 305 apartment home community located in Washington, D.C. The community is managed by a third party. Brandywine is comprised of five members who hold various interests in the joint venture. The Company holds a 28.7% equity interest in Brandywine. Brandywine had an outstanding $20,379,000 fixed rate mortgage loan that is payable by the venture. The Company has not guaranteed the debt of Brandywine, nor does the Company have any obligation to fund this debt should Brandywine be unable to do so. Excluding costs incurred in excess of equity in the underlying net assets of Brandywine, at December 31, 2021 the Company has an equity investment of $16,010,000 (net of distributions), representing a 28.7% equity interest.

Avalon Alderwood MF Member, LLC—During 2019, the Company entered into a joint venture to develop, own, and operate Avalon Alderwood Mall, an apartment community located in Lynnwood, WA, which is currently under construction and expected to contain 328 apartment homes (unaudited) when complete. As of December 31, 2021, the Company has a 50.0% interest in the venture and has a total equity investment of $55,054,000 which represents substantially all of the Company's required equity contributions. The venture is a VIE, though the Company is not the primary beneficiary because it shares control with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership or capital structure, and the capital budget to construct Avalon Alderwood Mall.

Arts District Joint Venture—During 2020, the Company entered into a joint venture to develop, own, and operate AVA Arts District, an apartment community located in Los Angeles, CA, which is currently under construction and expected to contain 475 apartment homes (unaudited) and 56,000 square feet (unaudited) of commercial space when completed. As of December 31, 2021, the Company has a 25.0% interest in the venture and excluding costs incurred in excess of equity in the underlying net assets of the venture, has a total equity investment of $30,436,000. The venture has secured a $167,147,000 variable rate construction loan to fund approximately 60.0% of the development of AVA Arts District, of which $11,581,000 has been drawn as of December 31, 2021. The Company has guaranteed the construction loan on behalf of the venture, and any obligations under the construction loan guarantee, except for obligations arising from misconduct by the Company, are required capital contributions of the partners based on ownership interest. The venture is an unconsolidated VIE as the Company is not the primary beneficiary due to shared control and decision making with its venture partner. The Company and its venture partner share decision making authority for all significant aspects of the venture's activities including, but not limited to, changes in the ownership, changes to the development plan or budget, and major operating decisions including annual business plans.

Property Technology and Environmental Investments—Excluding costs incurred in excess of equity, the Company has invested $17,277,000 in various property technology and environmentally focused companies directly and indirectly through investment management funds. The Company’s interest in each individual investment represents less than 10% of the respective venture's equity interests. In addition, the Company has $39,890,000 in outstanding equity commitments, with the timing and amount for these commitments to be fulfilled dependent on if, and when, investment opportunities are identified by the respective funds. During the year ended December 31, 2021, the Company recognized income and unrealized gains of $15,908,000 related to these investments, which was reported as a component of income from investments in unconsolidated entities on the accompanying Consolidated Statements of Comprehensive Income.

The following is a combined summary of the financial position of the Company’s unconsolidated investments discussed above, accounted for using the equity method and presented on the accompanying Consolidated Balance Sheets as of the dates presented, including development joint ventures started and unconsolidated communities sold during the respective periods (dollars in thousands):

	12/31/21	12/31/20
Assets:
Real estate, net	$1,184,041	$1,249,730
Other assets	399,591	255,606
Total assets	$1,583,632	$1,505,336
Liabilities and partners' capital:
Mortgage notes payable, net (1)	$645,235	$751,257
Other liabilities	168,403	163,808
Partners' capital	769,994	590,271
Total liabilities and partners' capital	$1,583,632	$1,505,336
_________________________________
(1)    Other than the AVA Arts District construction loan, the Company has not guaranteed any other outstanding debt, nor does the Company have any obligation to fund this debt should the unconsolidated entity be unable to do so.

The following is a combined summary of the operating results of the entities accounted for using the equity method discussed above and presented on the accompanying Consolidated Statements of Comprehensive Income, for the years presented (dollars in thousands):

	For the year ended
	12/31/21	12/31/20	12/31/19 (1)
Rental and other income (2)	$198,645	$118,474	$144,431
Operating and other expenses	(46,102)	(49,509)	(55,732)
Gain on sale of communities	164,273	18,450	21,748
Interest expense, net	(27,508)	(31,982)	(33,896)
Depreciation expense	(29,910)	(34,606)	(58,387)
Net income	$259,398	$20,827	$18,164

Company's share of net income	$32,123	$8,538	$10,779
Direct investment gains, amortization of excess investment and other (3)	6,462	(2,116)	(2,127)
Income from investments in unconsolidated entities	$38,585	$6,422	$8,652
_________________________________
(1)    Amounts include results from AVA North Point through the date the Company acquired its venture partner's 45.0% equity interest.
(2)    Includes unrealized gains on the Company's indirect property technology ventures accounted for under the equity method of accounting during the year ended December 31, 2021.
(3) Includes unrealized gains on the Company’s direct investment in equity securities of property technology investments during the year ended December 31, 2021.

Investments in Consolidated Real Estate Entities

During the year ended December 31, 2021, the Company acquired seven consolidated communities:

•Avalon Arundel Crossing East, located in Linthicum Heights, MD, which contains 384 apartment homes and was acquired for a purchase price of $119,000,000.

•Avalon Lakeside, located in Flower Mound, TX, which contains 425 apartment homes and 18,000 square feet of commercial space and was acquired for a purchase price of $117,000,000.

•Hub South End, located in Charlotte, NC, which contains 265 apartment homes and 23,000 square feet of commercial space and was acquired for a purchase price of $104,350,000.

•Three30Five, located in Charlotte, NC, which contains 164 apartment homes and was acquired for a purchase price of $52,650,000.

•Avalon Fort Lauderdale, located in Fort Lauderdale, FL, which contains 243 apartment homes and 49,000 square feet of commercial space and was acquired for a purchase price of $150,000,000.

•Avalon Miramar, located Miramar, FL, which contains 380 apartment homes and acquired for a purchase price of $133,000,000.

•Hawk, located Charlotte, NC, which contains 71 apartment homes and acquired for a purchase price of $48,500,000.

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

6. Real Estate Disposition Activities

During the year ended December 31, 2021, the Company sold nine wholly-owned operating communities, containing an aggregate of 2,404 apartment homes for an aggregate sales price of $867,200,000 and an aggregate gain in accordance with GAAP of $602,235,000.

Details regarding the real estate sales, excluding for-sale residential condominiums at The Park Loggia, are summarized in the following table (dollars in thousands):

Community Name	Location	Period of sale	Apartment homes	Debt	Gross sales price	Net cash proceeds
eaves Stamford	Stamford, CT	Q121	238	$—	$72,000	$70,062
Avalon Norwalk	Norwalk, CT	Q221	311	—	103,000	101,422
AVA Cortez Hill	San Diego, CA	Q221	299	—	96,500	94,648
Avalon Redmond Place	Redmond, WA	Q221	222	—	97,700	86,750
Avalon Bronxville	Bronxville, NY	Q221	110	—	89,000	88,088
Avalon Glen Cove & Avalon Glen Cove North	Glen Cove, NY	Q221	367	—	126,000	125,564
eaves Lawrenceville	Lawrenceville, NJ	Q421	632	—	208,000	203,705
Avalon at Center Place	Providence, RI	Q421	225	—	75,000	71,841
Other real estate (1)	multiple	2021	N/A	—	7,858	8,150

Total of 2021 asset sales			2,404	$—	$875,058	$850,230

Total of 2020 asset sales			1,817	$—	$634,250	$619,773

Total of 2019 asset sales			1,660	$21,700	$431,280	$422,041
_________________________________
(1)     Represents the sale of one undeveloped land parcel, located in Boston, MA, and condominium rights, located in Plymouth, MA.

As of December 31, 2021, the Company had one real estate asset that qualified as held for sale.

The Park Loggia

The Park Loggia, located in New York, NY, contains 172 for-sale residential condominiums and 66,000 square feet of commercial space. During the year ended December 31, 2021, the Company sold 53 residential condominiums at The Park Loggia, for gross proceeds of $135,458,000 resulting in a gain in accordance with GAAP of $3,110,000. As of December 31, 2021, there were 49 residential condominiums remaining to be sold. The Company incurred $4,087,000, $5,662,000 and $3,812,000 during the years ended December 31, 2021, 2020 and 2019, respectively, in marketing, operating and administrative costs. All amounts are included in net for-sale condominium activity, on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2021 and 2020, the unsold for-sale residential condominiums at The Park Loggia had an aggregate carrying value of $146,535,000 and $267,219,000, respectively, presented as for-sale condominium inventory on the accompanying Consolidated Balance Sheets.

7. Commitments and Contingencies

Employment Agreements and Arrangements

At December 31, 2021, the Company has no employment agreements with its executive officers other than an agreement executed on December 4, 2020, with Benjamin W. Schall, who joined the Company on January 25, 2021 as President and a member of the Board of Directors and has been appointed to the additional role of Chief Executive Officer effective January 3, 2022.

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

Legal Contingencies

The Company recognizes a loss associated with contingent legal matters when the loss is probable and estimable. The Company is involved in various claims and/or administrative proceedings that arise in the ordinary course of its business. While no assurances can be given, the Company does not currently believe that any of these outstanding litigation matters, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

In addition, the Company accounts for recoveries from legal matters as a reduction in the legal and related costs incurred associated with the matter, with recoveries in excess of these costs reported as a gain or, where appropriate, a reduction in the net cost basis of a community to which the suit related. During the year ended December 31, 2019, the Company recognized $6,292,000 in legal recoveries. Legal recoveries recognized during the year ended December 31, 2019 include $3,126,000 in proceeds related to a former Development Right and $2,237,000 in proceeds related to a construction defect at a community, reported as a component of general and administrative expense on the accompanying Consolidated Statements of Comprehensive Income. There were no material receipts during the year ended December 31, 2021 and 2020.

Lease Obligations

The Company owns seven apartment communities and two commercial properties, located on land subject to ground leases expiring between July 2046 and April 2106. The Company has purchase options for all ground leases expiring prior to 2095. The ground leases for six of the seven apartment communities and the two commercial properties, are operating leases, with rental expense recognized on a straight-line basis over the lease term. In addition, the Company is party to 13 leases for its corporate and regional offices with varying terms through 2031, all of which are operating leases. During the year ended December 31, 2021, the Company exercised its purchase option and acquired the land encumbered by the ground lease for Avalon Hackensack at Riverside for $10,336,000.

As of December 31, 2021 and 2020, the Company had total operating lease assets of $118,370,000 and $133,581,000, respectively, and lease obligations of $146,377,000 and $161,313,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets. The Company incurred costs of $15,458,000, $16,011,000 and $14,371,000 in the years ended December 31, 2021, 2020 and 2019, respectively, related to operating leases.

The Company has one apartment community located on land subject to a ground lease and four leases for portions of parking garages, adjacent to apartment communities, that are finance leases. As of December 31, 2021 and 2020, the Company had total finance lease assets of $28,229,000 and $21,685,000, respectively, and total finance lease obligations of $20,120,000 and $20,166,000, respectively, reported as components of right of use lease assets and lease liabilities, respectively, on the accompanying Consolidated Balance Sheets.

The following table details the weighted average remaining lease term and discount rates for the Company’s ground and office leases:

Weighted-average remaining lease term - finance leases	24 years
Weighted-average remaining lease term - operating leases	38 years
Weighted-average discount rate - finance leases	4.63%
Weighted-average discount rate - operating leases	4.61%

The following tables detail the future minimum lease payments under the Company's current leases and a reconciliation of undiscounted and discounted cash flows for operating and finance leases (dollars in thousands):

	Payments due by period
	2022	2023	2024	2025	2026	Thereafter
Operating Lease Obligations	$13,797	$13,558	$13,324	$13,575	$13,358	$290,869
Finance Lease Obligations	1,082	1,084	1,087	1,089	1,092	37,952
	$14,879	$14,642	$14,411	$14,664	$14,450	$328,821

	Total undiscounted cash flows	Total lease liabilities	Difference between discounted and undiscounted cash flows
Operating Lease Obligations	$358,481	$146,377	$212,104
Finance Lease Obligations	43,386	20,120	23,266
	$401,867	$166,497	$235,370

8. Segment Reporting

The Company's reportable operating segments include Same Store, Other Stabilized and Development/Redevelopment. Annually as of January 1, the Company determines which of its communities fall into each of these categories and generally maintains that classification throughout the year for the purpose of reporting segment operations, unless disposition or redevelopment plans regarding a community change.

•Same Store is composed of consolidated communities where a comparison of operating results from the prior year to the current year is meaningful as these communities were owned and had stabilized occupancy as of the beginning of the respective prior year. For the year ended December 31, 2021, Same Store communities are consolidated for financial reporting purposes, had stabilized occupancy as of January 1, 2020, are not conducting or are not probable to conduct substantial redevelopment activities and are not held for sale as of December 31, 2021 or probable for disposition to unrelated third parties within the fiscal year. A community is considered to have stabilized occupancy at the earlier of (i) attainment of 90% physical occupancy or (ii) the one year anniversary of completion of development or redevelopment.

•Other Stabilized is composed of completed consolidated communities that the Company owns and that are not Same Store but which have stabilized occupancy, as defined above, as of January 1, 2021, or which were acquired during the years ended December 31, 2021 or 2020. Other Stabilized includes stabilized operating communities in Charlotte, North Carolina and Dallas, Texas, the two new expansion markets the Company entered in 2021, but excludes communities that are conducting or are probable to conduct substantial redevelopment activities within the fiscal year.

•Development/Redevelopment is composed of (i) consolidated communities that are either currently under construction, or were under construction during the fiscal year, which may be partially or fully complete and operating, (ii) consolidated communities where substantial redevelopment is in progress or is probable to begin during the fiscal year and (iii) communities under lease-up that have been complete for less than one year and have not reached stabilized occupancy, as defined above, as of January 1, 2021.

In addition, the Company owns land for future development and has other corporate assets that are not allocated to an operating segment.

The Company's segment disclosures present the measure(s) used by the chief operating decision maker ("CODM") for purposes of assessing each segment's performance. The Company's CODM is comprised of several members of its executive management team who use net operating income (“NOI”) as the primary financial measure for Same Store communities and Other Stabilized communities. NOI is defined by the Company as total property revenue less direct property operating expenses (including property taxes), and excluding corporate-level income (including management, development and other fees), corporate-level property management and other indirect operating expenses, expensed transaction, development and other pursuit costs, net of recoveries, interest expense, loss on extinguishment of debt, net, general and administrative expense, income from investments in unconsolidated entities, depreciation expense, income tax expense (benefit), casualty and impairment loss, gain on sale of communities, gain on other real estate transactions, net, net for-sale condominium activity and net operating income from real estate assets sold or held for sale. The CODM evaluates the Company's financial performance on a consolidated residential and commercial basis. The Company's commercial results attributable to the non-apartment components of the Company's mixed-use communities and other nonresidential operations represent 1.7%, 0.8% and 1.8% of total NOI for the years ended December 31, 2021, 2020 and 2019, respectively. Although the Company considers NOI a useful measure of a community's or communities' operating performance, NOI should not be considered an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP. NOI excludes a number of income and expense categories as detailed in the reconciliation of NOI to net income.

A reconciliation of NOI to net income for years ended December 31, 2021, 2020 and 2019 is as follows (dollars in thousands):

	For the year ended
	12/31/21	12/31/20	12/31/19
Net income	$1,004,356	$827,706	$786,103
Property management and other indirect operating expenses, net of corporate income	98,665	97,443	83,008
Expensed transaction, development and other pursuit costs, net of recoveries	3,231	12,399	4,991
Interest expense, net	220,415	214,151	203,585
Loss on extinguishment of debt, net	17,787	9,333	602
General and administrative expense	69,611	60,343	58,042
Income from investments in unconsolidated entities	(38,585)	(6,422)	(8,652)
Depreciation expense	758,596	707,331	661,578
Income tax expense (benefit)	5,733	(3,247)	13,003
Casualty and impairment loss	3,119	—	—
Gain on sale of communities	(602,235)	(340,444)	(166,105)
Gain on other real estate transactions, net	(2,097)	(440)	(439)
Net for-sale condominium activity	977	(2,551)	3,812
Net operating income from real estate assets sold or held for sale	(24,895)	(67,418)	(87,637)
Net operating income	$1,514,678	$1,508,184	$1,551,891

The following is a summary of NOI from real estate assets sold or held for sale for the periods presented (dollars in thousands):

	For the year ended
	12/31/2021	12/31/2020	12/31/2019

Rental income from real estate assets sold or held for sale	$42,857	$109,371	$139,880
Operating expenses from real estate assets sold or held for sale	(17,962)	(41,953)	(52,243)
Net operating income from real estate assets sold or held for sale	$24,895	$67,418	$87,637

The primary performance measure for communities under development or redevelopment depends on the stage of completion. While under development, management monitors actual construction costs against budgeted costs as well as lease-up pace and rent levels compared to budget.

The following table provides details of the Company's segment information as of the dates specified (dollars in thousands). The segments are classified based on the individual community's status at January 1, 2021 for the years ended December 31, 2021 and 2020 and at January 1, 2020, for the year ended December 31, 2019. Segment information for the years ended December 31, 2021, 2020 and 2019 has been adjusted to exclude the real estate assets that were sold from January 1, 2019 through December 31, 2021, or otherwise qualify as held for sale as of December 31, 2021, as described in Note 6, “Real Estate Disposition Activities.”

	Total revenue	NOI	Gross real estate (1)
For the year ended December 31, 2021
Same Store
New England	$302,919	$193,415	$2,787,583
Metro NY/NJ	425,653	289,855	4,112,556
Mid-Atlantic	338,455	227,695	3,583,374
Southeast Florida	31,703	19,689	395,999
Denver, CO	23,742	16,451	320,435
Pacific Northwest	109,907	74,875	1,059,431
Northern California	361,910	256,417	3,469,149
Southern California	451,884	310,048	4,396,416
Total Same Store	2,046,173	1,388,445	20,124,943

Other Stabilized	104,357	71,014	1,796,752
Development / Redevelopment	98,379	55,219	2,574,352
Land Held for Development	N/A	N/A	147,546
Non-allocated (3)	3,084	N/A	257,536
Total	$2,251,993	$1,514,678	$24,901,129

For the period ended December 31, 2020
Same Store
New England	$305,262	$200,028	$2,761,655
Metro NY/NJ	425,946	294,086	4,083,641
Mid-Atlantic	345,003	239,228	3,557,724
Southeast Florida	29,151	15,730	393,926
Denver, CO	21,293	13,796	319,562
Pacific Northwest	110,976	77,324	1,052,903
Northern California	400,934	298,176	3,438,290
Southern California	443,618	306,344	4,358,217
Total Same Store (2)	2,082,183	1,444,712	19,965,918

Other Stabilized	79,431	52,614	1,081,327
Development / Redevelopment	28,298	10,858	1,917,913
Land Held for Development	N/A	N/A	110,142
Non-allocated (3)	1,978	N/A	367,190
Total	$2,191,890	$1,508,184	$23,442,490

For the year ended December 31, 2019
Same Store
New England	$287,144	$193,106	$2,475,513
Metro NY/NJ	429,154	303,859	3,946,221
Mid-Atlantic	351,680	250,142	3,484,610
Southeast Florida	17,709	9,861	242,843
Denver, CO	5,694	3,716	77,513
Pacific Northwest	107,417	78,063	956,755
Northern California	397,593	305,450	3,186,075
Southern California	444,184	316,819	4,083,946
Total Same Store (2)	2,040,575	1,461,016	18,453,476

Other Stabilized	110,434	74,814	1,587,397
Development / Redevelopment	28,777	16,061	2,086,519
Land Held for Development	N/A	N/A	—
Non-allocated (3)	4,960	N/A	559,777
Total	$2,184,746	$1,551,891	$22,687,169
_________________________________
(1)     Does not include gross real estate assets held for sale of $26,176 as of December 31, 2021 and gross real estate assets either sold or classified as held for sale subsequent to December 31, 2020 and 2019 of $474,792 and $871,291, respectively.
(2)     Gross real estate for the Company's Same Store includes capitalized additions of approximately $158,991, $126,548 and $128,324 in 2021, 2020 and 2019, respectively.

(3)     Revenue represents third-party management, accounting, and developer fees and miscellaneous income and other ancillary items which are not allocated to a reportable segment. Gross real estate includes the for-sale residential condominiums at The Park Loggia, as discussed in Note 6, "Real Estate Disposition Activities."

9. Stock-Based Compensation Plans

The Company's Second Amended and Restated 2009 Equity Incentive Plan (the “2009 Plan”) includes an authorization to issue shares of the Company's common stock, par value $0.01 per share. At December 31, 2021, the Company had 6,088,456 shares remaining available to issue under the 2009 Plan, exclusive of shares that may be issued to satisfy currently outstanding awards such as stock options or performance awards. The 2009 Plan provides for various types of equity awards to associates, officers, non-employee directors and other key personnel of the Company and its subsidiaries. The types of awards that may be granted under the 2009 Plan include restricted stock, restricted stock units, stock options that qualify as incentive stock options (“ISOs”) under Section 422 of the Code, non-qualified stock options, stock appreciation rights and performance awards, among others. No grants of stock options and other awards will be made after May 15, 2027, and no grants of incentive stock options will be made after February 16, 2027.

Information with respect to stock options granted under the 2009 Plan is as follows:

	2009 Plan shares	Weighted average exercise price per share
Options Outstanding, December 31, 2018	124,212	$128.84
Exercised	(109,804)	129.47
Granted	—	—
Forfeited	—	—
Options Outstanding, December 31, 2019	14,408	$124.05
Exercised	(1,902)	89.17
Granted	—	—
Forfeited	—	—
Options Outstanding, December 31, 2020	12,506	$129.35
Exercised	(2,759)	124.34
Granted (1)	294,115	180.32
Forfeited	(4,713)	180.32
Options Outstanding, December 31, 2021	299,149	$178.71
Options Exercisable:
December 31, 2019	14,408	$124.05
December 31, 2020	12,506	$129.35
December 31, 2021	9,747	$130.77
__________________________________
(1)Includes 4,847 options resulting from recipient elections to receive a portion of earned restricted stock awards in the form of stock options.

In February 2021, as a supplement to its normal compensation framework for officers, the Company granted stock options with the exercise price equal to the closing stock price on the date of grant. The stock options awarded in 2021 have a ten-year term and will cliff vest on March 1, 2023. For these supplemental 2021 stock options, the officer will have 12 months to exercise the option if terminated without cause and will have until the expiration date to exercise the options if the officer retires after the cliff vesting date. The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of options. The assumptions used are as follows:

2021
Dividend yield	3.5%
Estimated volatility	27.1%
Risk free rate	0.81%
Expected life of options	5 years
Estimated fair value	$28.64

The following summarizes the exercise prices and contractual lives of options outstanding as of December 31, 2021:

2009 Plan Number of Options	Range—Exercise Price			Weighted Average Remaining Contractual Term (in years)
9,747	$130.00	-	$139.99	0.9
289,402	$180.00	-	$189.99	9.2
299,149

Options outstanding and exercisable at December 31, 2021 had an intrinsic value of $22,102,000 and $1,187,000, respectively. Options exercisable had a weighted average contractual life of 0.9 years. The intrinsic value of options exercised under the 2009 Plan during 2021, 2020 and 2019 was $186,000, $251,000 and $7,970,000, respectively. There were no stock options granted in 2020 and 2019.

The Company has a compensation framework under which share-based compensation granted is composed of annual restricted stock awards for which one third of the award vests annually over a three-year period, and multi-year long term incentive performance awards. For annual restricted stock awards, in lieu of time-vesting restricted stock, the recipient may elect to receive up to 100% of the award value, in increments of 25%, in the form of stock options, for which one third of the award vests annually over a three-year period. Under the Company's multi-year long term incentive compensation framework, the Company grants a target number of performance awards, with the ultimate award determined by the total shareholder return of the Company's common stock and/or operating performance metrics, measured in each case over a measurement period of up to three years. Performance units granted in 2017 or earlier that were earned at the end of the measurement period were settled in the form of time-vesting restricted stock. Performance units granted in 2018 and later years that are earned at the end of the measurement period are settled in fully vested shares of common stock and an amount of cash equal to the dividends that would have been payable, while the performance award was outstanding, on a number of shares equal to the number of units earned.

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

Information with respect to performance awards granted is as follows:

	Performance awards	Weighted average grant date fair value per award
Outstanding at December 31, 2018	267,129	$157.21
Granted (1)	80,512	200.75
Change in awards based on performance (2)	(16,760)	142.03
Converted to restricted stock	(73,072)	142.03
Forfeited	(4,377)	166.44
Outstanding at December 31, 2019	253,432	$176.27
Granted (3)	77,182	238.03
Change in awards based on performance (2)	18,112	177.26
Converted to restricted stock	(96,317)	177.26
Forfeited	(10,488)	188.52
Outstanding at December 31, 2020	241,921	$195.13
Granted (4)	138,033	191.12
Change in awards based on performance (2)	(37,469)	156.00
Converted to shares of common stock	(56,545)	156.00
Forfeited	(1,418)	207.65
Outstanding at December 31, 2021	284,522	$206.05
_________________________________
(1)     The shares of common stock earned was based on the total shareholder return metrics for the Company’s common stock for 47,502 performance awards and financial metrics related to operating performance, net asset value and leverage metrics of the Company for 33,010 performance awards.
(2)    Represents the change in the number of performance awards earned based on performance achievement.
(3)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 38,823 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 38,359 performance awards.
(4)    The shares of common stock that may be earned is based on the total shareholder return metrics for the Company’s common stock for 69,064 performance awards and financial metrics related to operating performance and leverage metrics of the Company for 68,969 performance awards.

The Company used a Monte Carlo model to assess the compensation cost associated with the portion of the performance awards granted for which achievement will be determined by using total shareholder return measures. The assumptions used are as follows:

	2021	2020	2019
Dividend yield	3.5%	2.8%	3.1%
Estimated volatility over the life of the plan (1)	22.0% - 49.0%	11.1% - 15.5%	13.9% - 18.8%
Risk free rate	0.06% - 0.38%	1.45% - 1.62%	2.46% - 2.57%
Estimated performance award value based on total shareholder return measure	$213.16	$254.72	$204.15
_________________________________
(1)     Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

For the portion of the performance awards granted for which achievement will be determined by using financial metrics, the compensation cost was based on a weighted average grant date value of $178.38, $224.64 and $195.86, for the years ended December 31, 2021, 2020 and 2019, respectively, and the Company's estimate of corporate achievement for the financial metrics.
Information with respect to restricted stock granted is as follows:

	Restricted stock shares	Restricted stock shares weighted average grant date fair value per share	Restricted stock shares converted from performance awards
Outstanding at December 31, 2018	160,411	$166.33	209,238
Granted - restricted stock shares	79,430	196.43	73,072
Vested - restricted stock shares	(89,289)	168.06	(119,064)
Forfeited	(2,226)	174.45	(135)
Outstanding at December 31, 2019	148,326	$181.29	163,111
Granted - restricted stock shares	69,228	221.08	96,317
Vested - restricted stock shares	(79,931)	178.41	(111,325)
Forfeited	(5,899)	196.22	(1,784)
Outstanding at December 31, 2020	131,724	$203.28	146,319
Granted - restricted stock shares	99,291	178.84	—
Vested - restricted stock shares	(69,840)	192.32	(71,692)
Forfeited	(4,109)	195.77	—
Outstanding at December 31, 2021	157,066	$192.90	74,627

Total employee stock-based compensation cost recognized in income was $25,100,000, $21,110,000 and $24,885,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and total capitalized stock-based compensation cost was $9,472,000, $9,974,000 and $9,396,000 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there was a total unrecognized compensation cost of $39,440,000 for unvested restricted stock, stock options and performance awards, which does not include forfeitures, and is expected to be recognized over a weighted average period of 1.7 years. Forfeitures are included in compensation cost as they occur.

Employee Stock Purchase Plan

In October 1996, the Company adopted the 1996 Non-Qualified Employee Stock Purchase Plan (as amended, the “ESPP”). Initially 1,000,000 shares of common stock were reserved for issuance under this plan. There are currently 612,912 shares remaining available for issuance under the ESPP. Employees of the Company generally are eligible to participate in the ESPP if, as of the last day of the applicable purchase period, they have been employed by the Company for at least one month. Under the ESPP, eligible employees are permitted to acquire shares of the Company's common stock through payroll deductions, subject to maximum purchase limitations, during two purchase periods. The first purchase period begins January 1 and ends June 10, and the second purchase period begins July 1 and ends December 10. The purchase price for common stock purchased under the plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchase period or the last day of the applicable purchase period. The offering dates, purchase dates and duration of purchase periods may be changed if the change is announced prior to the beginning of the affected date or purchase period. The Company issued 21,362, 20,161 and 13,894 shares and recognized compensation expense of $1,609,000, $537,000 and $761,000 under the ESPP for the years ended December 31, 2021, 2020 and 2019, respectively. The Company accounts for transactions under the ESPP using the fair value method prescribed by accounting guidance applicable to entities that use employee share purchase plans.

10. Related Party Arrangements

Unconsolidated Entities

The Company manages unconsolidated real estate entities for which it receives asset management, property management, development and redevelopment fee revenue. From these entities, the Company earned fees of $3,084,000, $3,819,000 and $4,960,000 in the years ended December 31, 2021, 2020 and 2019, respectively. In addition, the Company had outstanding receivables associated with its property and construction management roles of $3,964,000 and $5,408,000 as of December 31, 2021 and 2020, respectively.

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

The Company recorded non-employee director compensation expense relating to restricted stock grants and deferred stock units in the amount of $1,981,000, $1,819,000 and $1,725,000 for the years ended December 31, 2021, 2020 and 2019, respectively, as a component of general and administrative expense. Deferred compensation relating to these restricted stock grants and deferred stock units to non-employee directors was $696,000, $614,000 and $594,000 on December 31, 2021, 2020 and 2019, respectively, reported as a component of prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

11. Fair Value

Financial Instruments Carried at Fair Value

Derivative Financial Instruments

The Company uses interest rate swap and interest rate cap agreements to manage its interest rate risk. These instruments are carried at fair value in the Company's financial statements. In adjusting the fair value of its derivative contracts for the effect of counterparty nonperformance risk, the Company has considered the impact of its net position with a given counterparty, as well as any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The Company minimizes its credit risk on these transactions by dealing with major, creditworthy financial institutions which have an A or better credit rating by the Standard & Poor's Ratings Group. As part of its on-going control procedures, the Company monitors the credit ratings of counterparties and the exposure of the Company to any single entity, thus reducing credit risk concentration. The Company believes the likelihood of realizing losses from counterparty nonperformance is remote. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, such as interest rate, term to maturity and volatility, the credit valuation adjustments associated with its derivatives use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined it is not significant. As a result, the Company has determined that its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table summarizes the consolidated derivative positions at December 31, 2021 (dollars in thousands):

	Non-designated Hedges	Cash Flow Hedges
	Interest Rate Caps	Interest Rate Swaps
Notional balance	$402,670	$150,000
Weighted average interest rate (1)	1.7%	N/A
Weighted average swapped/capped interest rate	6.1%	1.4%
Earliest maturity date	January 2024	March 2022
Latest maturity date	November 2026	March 2022
_________________________________
(1)     For debt hedged by interest rate caps, represents the weighted average interest rate on the hedged debt prior to any impact of the associated interest rate caps.

The following derivative activity occurred during the year ended December 31, 2021:

•The Company terminated $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020, receiving a payment of $6,962,000. The Company recognized $2,894,000 of these proceeds as a gain in 2020, and $2,654,000 of these proceeds as a gain during the year ended December 31, 2021 included in interest expense, net on the accompanying Consolidated Statements of Comprehensive Income.

•In conjunction with the issuance of the Company's $700,000,000 2.050% unsecured notes due 2032 in September 2021, the Company settled $200,000,000 of forward interest rate swap agreements, entered into in 2021, designated as cash flow hedges of the interest rate variability on the issuance of the unsecured notes, making a net payment of $2,211,000. The Company has deferred these amounts in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets, and is recognizing the impact as a component of interest expense, net, over the term of the respective hedged debt.

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

The Company had five derivatives not designated as hedges at December 31, 2021. Other than the $150,000,000 of forward interest rate swap agreements for which hedge accounting was ceased in 2020, fair value changes for derivatives not in qualifying hedge relationships for the years ended December 31, 2021 and 2020, were not material. During 2021, the Company deferred $993,000 of net gains for cash flow hedges reported as a component of accumulated other comprehensive loss.

The following table summarizes the deferred losses reclassified from accumulated other comprehensive loss into earnings (dollars in thousands):

	For the year ended
	12/31/21	12/31/20	12/31/19
Cash flow hedge losses reclassified to earnings	$13,151	$8,984	$6,571

The Company anticipates reclassifying approximately $4,051,000 of net hedging losses from accumulated other comprehensive loss into earnings within the next 12 months as an offset to the hedged item during this period. The Company did not have any derivatives designated as fair value hedges as of December 31, 2021 and 2020.

Redeemable Noncontrolling Interests

The Company issued units of limited partnership interest in a DownREIT that provides the DownREIT limited partners the ability to present all or some of their units for redemption for cash as determined by the partnership agreement. Under the DownREIT agreement, for each limited partnership unit, the limited partner is entitled to receive cash in the amount equal to the fair value of the Company's common stock on or about the date of redemption. In lieu of cash redemption, the Company may elect to exchange such units for an equal number of shares of the Company's common stock. The limited partnership units in the DownREIT are valued using the market price of the Company's common stock, a Level 1 price under the fair value hierarchy.

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

Other Financial Instruments

Rents and other receivables and prepaid expenses, accounts and construction payable and accrued expenses and other liabilities are carried at their face amounts, which reasonably approximate their fair values based on their short-term maturities.

Indebtedness

The Company values its fixed rate unsecured notes using quoted market prices, a Level 1 price within the fair value hierarchy. The Company values its mortgage notes payable, variable rate unsecured notes, including the Term Loans, and outstanding amounts under the Credit Facility using a discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the instrument, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The process also considers credit valuation adjustments to appropriately reflect the Company's nonperformance risk. The Company has concluded that the value of its mortgage notes payable, variable rate unsecured notes, Term Loans and outstanding amounts under the Credit Facility are Level 2 prices as the majority of the inputs used to value its positions fall within Level 2 of the fair value hierarchy.

Financial Instruments Measured/Disclosed at Fair Value on a Recurring Basis

The following tables summarize the classification between the three levels of the fair value hierarchy of the Company's financial instruments measured/disclosed at fair value on a recurring basis (dollars in thousands):

Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	12/31/2021
Non Designated Hedges
Interest Rate Caps	$225	$—	$225	$—
Interest Rate Swaps - Assets	3,204	—	3,204	—
DownREIT units	(1,895)	(1,895)	—	—
Indebtedness
Fixed rate unsecured notes	(7,624,560)	(7,624,560)	—	—
Mortgage notes payable, variable rate unsecured notes	(940,779)	—	(940,779)	—
Total	$(8,563,805)	$(7,626,455)	$(937,350)	$—

	12/31/2020
Non Designated Hedges
Interest Rate Caps	$6	$—	$6	$—
Interest Rate Swaps - Assets	4,308	—	4,308	—
DownREIT units	(1,203)	(1,203)	—	—
Indebtedness
Fixed rate unsecured notes	(7,271,799)	(7,271,799)	—	—
Mortgage notes payable, variable rate unsecured notes	(1,043,976)	—	(1,043,976)	—
Total	$(8,312,664)	$(7,273,002)	$(1,039,662)	$—

12. Subsequent Events

The Company has evaluated subsequent events, through the date on which this Form 10-K was filed, the date on which these financial statements were issued, and identified the items below for discussion.

In January 2022, the Company entered into agreements to sell two wholly-owned operating communities containing an aggregate of 408 apartment homes and net real estate of $64,984,000 as of December 31, 2021, resulting in the communities qualifying as held for sale subsequent to December 31, 2021. In February 2022, the Company sold one of these communities, Avalon Ossining, located in Ossining, NY, containing 168 apartment homes for $70,000,000. The Company expects to complete the sale of the other community in the first quarter of 2022.

In February 2022, the Company sold Avalon West Long Branch, located in West Long Branch, NJ, containing 180 apartment homes for $75,000,000. As of December 31, 2021, Avalon West Long Branch qualified as held for sale.

In February 2022, the Company acquired Avalon Flatirons, a wholly-owned operating community, located in Lafayette, Colorado, containing 207 apartment homes and 16,000 square feet of commercial space, for a purchase price of $95,000,000.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
SAME STORE
NEW ENGLAND
Boston, MA
Avalon at Lexington	Lexington, MA	198	$2,124	$12,567	$13,346	$2,124	$25,913	$28,037	$18,473	$9,564	$10,632	$—	1994
Avalon Oaks	Wilmington, MA	204	2,129	17,567	7,924	2,129	25,491	27,620	17,900	9,720	10,000	—	1999
eaves Quincy	Quincy, MA	245	1,743	14,662	13,696	1,743	28,358	30,101	18,920	11,181	11,007	—	1986/1995
Avalon Oaks West	Wilmington, MA	120	3,318	13,465	2,941	3,318	16,406	19,724	10,736	8,988	9,093	—	2002
Avalon at Newton Highlands	Newton, MA	294	10,905	45,547	18,315	10,905	63,862	74,767	36,480	38,287	40,018	—	2003
Avalon at The Pinehills	Plymouth, MA	192	6,876	30,401	5,883	6,876	36,284	43,160	17,137	26,023	26,227	—	2004
eaves Peabody	Peabody, MA	286	4,645	18,919	16,248	4,645	35,167	39,812	19,002	20,810	21,703	—	1962/2004
Avalon at Bedford Center	Bedford, MA	139	4,258	20,551	5,543	4,258	26,094	30,352	14,100	16,252	17,623	—	2006
Avalon at Chestnut Hill	Chestnut Hill, MA	204	14,572	45,911	13,917	14,572	59,828	74,400	29,178	45,222	46,499	35,770	2007
Avalon at Lexington Hills	Lexington, MA	387	8,691	79,121	15,224	8,691	94,345	103,036	46,055	56,981	61,146	—	2008
Avalon Acton	Acton, MA	380	13,124	48,695	9,286	13,124	57,981	71,105	26,388	44,717	44,580	45,000	2008
Avalon at the Hingham Shipyard	Hingham, MA	235	12,218	41,656	11,238	12,218	52,894	65,112	24,353	40,759	43,026	—	2009
Avalon Sharon	Sharon, MA	156	4,719	25,478	5,797	4,719	31,275	35,994	14,907	21,087	22,605	—	2008
Avalon Northborough	Northborough, MA	382	8,144	52,184	6,626	8,144	58,810	66,954	24,112	42,842	43,733	—	2009
Avalon Exeter (2)	Boston, MA	187	—	110,028	934	—	110,962	110,962	29,409	81,553	85,066	—	2014
Avalon Natick	Natick, MA	407	15,645	64,845	2,400	15,645	67,245	82,890	19,873	63,017	63,922	—	2013
Avalon at Assembly Row	Somerville, MA	195	8,599	52,454	873	8,599	53,327	61,926	14,352	47,574	49,201	—	2015
AVA Somerville	Somerville, MA	250	10,944	56,460	832	10,944	57,292	68,236	14,485	53,751	55,550	—	2015
AVA Back Bay	Boston, MA	271	9,034	36,540	52,076	9,034	88,616	97,650	46,609	51,041	54,133	—	1968/1998
Avalon Prudential Center II	Boston, MA	266	8,776	35,496	64,978	8,776	100,474	109,250	46,808	62,442	64,558	—	1968/1998
Avalon Prudential Center I (1)	Boston, MA	243	8,002	32,370	56,151	8,002	88,521	96,523	40,581	55,942	56,211	—	1968/1998
eaves Burlington	Burlington, MA	203	7,714	32,499	8,573	7,714	41,072	48,786	12,920	35,866	36,625	—	1988/2012
AVA Theater District	Boston, MA	398	17,072	163,633	505	17,072	164,138	181,210	36,610	144,600	150,260	—	2015
Avalon Burlington	Burlington, MA	312	15,600	60,649	17,572	15,600	78,221	93,821	24,774	69,047	71,360	—	1989/2013
Avalon Marlborough	Marlborough, MA	350	15,367	60,397	1,346	15,367	61,743	77,110	14,384	62,726	64,348	—	2015
Avalon North Station	Boston, MA	503	22,796	247,270	719	22,796	247,989	270,785	40,830	229,955	238,733	—	2017
Avalon Framingham	Framingham, MA	180	9,315	34,631	206	9,315	34,837	44,152	7,791	36,361	37,448	—	2015
Avalon Quincy	Quincy, MA	395	14,694	79,655	79	14,694	79,734	94,428	14,643	79,785	82,635	—	2017
Avalon Easton	Easton, MA	290	3,170	60,837	303	3,170	61,140	64,310	10,465	53,845	56,082	—	2017

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon at the Hingham Shipyard II	Hingham, MA	190	$8,998	$55,366	$47	$8,998	$55,413	$64,411	$6,788	$57,623	$59,819	$—	2019
Avalon Sudbury	Sudbury, MA	250	20,254	66,554	88	20,254	66,642	86,896	8,680	78,216	80,881	—	2019
AVA North Point	Cambridge, MA	265	31,263	81,196	2,793	31,263	83,989	115,252	9,419	105,833	108,984	—	2018/2019
Avalon Bear Hill	Waltham, MA	324	27,350	94,168	29,950	27,350	124,118	151,468	42,059	109,409	113,533	—	1999/2013
Total Boston, MA		8,901	$352,059	$1,891,772	$386,409	$352,059	$2,278,181	$2,630,240	$759,221	$1,871,019	$1,937,241	$80,770

Fairfield, CT
Avalon Wilton on River Rd	Wilton, CT	102	$2,116	$14,664	$7,536	$2,116	$22,200	$24,316	$15,570	$8,746	$9,505	$—	1997
Avalon New Canaan	New Canaan, CT	104	4,834	22,990	6,852	4,834	29,842	34,676	17,984	16,692	17,800	—	2002
Avalon Darien	Darien, CT	189	6,926	34,558	9,489	6,926	44,047	50,973	24,822	26,151	27,861	—	2004
Avalon East Norwalk	Norwalk, CT	240	10,395	36,451	532	10,395	36,983	47,378	11,086	36,292	37,492	—	2013
Total Fairfield, CT		635	$24,271	$108,663	$24,409	$24,271	$133,072	$157,343	$69,462	$87,881	$92,658	$—

TOTAL NEW ENGLAND		9,536	$376,330	$2,000,435	$410,818	$376,330	$2,411,253	$2,787,583	$828,683	$1,958,900	$2,029,899	$80,770

METRO NY/NJ
New York City, NY
Avalon Riverview (3)	Long Island City, NY	372	$—	$94,061	$13,553	$—	$107,614	$107,614	$71,334	$36,280	$39,258	$—	2002
Avalon Riverview North (3)	Long Island City, NY	602	—	165,932	16,411	—	182,343	182,343	85,298	97,045	102,751	—	2008
AVA Fort Greene	Brooklyn, NY	631	83,038	216,802	9,411	83,038	226,213	309,251	89,037	220,214	227,393	—	2010
AVA DoBro	Brooklyn, NY	500	76,127	206,762	423	76,127	207,185	283,312	42,240	241,072	248,521	—	2017
Avalon Willoughby Square	Brooklyn, NY	326	49,635	134,840	396	49,635	135,236	184,871	25,296	159,575	164,245	—	2017
Avalon Brooklyn Bay	Brooklyn, NY	180	18,310	74,573	405	18,310	74,978	93,288	14,368	78,920	81,956	—	2018
Avalon Midtown West (1)	New York, NY	550	154,730	180,253	48,724	154,730	228,977	383,707	70,922	312,785	320,012	88,300	1998/2013
Avalon Clinton North	New York, NY	339	84,069	105,821	14,071	84,069	119,892	203,961	39,430	164,531	167,399	147,000	2008/2013
Avalon Clinton South	New York, NY	288	71,421	89,851	8,098	71,421	97,949	169,370	33,361	136,009	138,732	121,500	2007/2013
Total New York City, NY		3,788	$537,330	$1,268,895	$111,492	$537,330	$1,380,387	$1,917,717	$471,286	$1,446,431	$1,490,267	$356,800

New York - Suburban
Avalon Commons	Smithtown, NY	312	$4,679	$28,259	$10,294	$4,679	$38,553	$43,232	$27,972	$15,260	$14,579	$—	1997
Avalon Green I	Elmsford, NY	105	1,820	10,525	8,236	1,820	18,761	20,581	12,493	8,088	8,408	—	1995
Avalon Mamaroneck	Mamaroneck, NY	229	6,207	40,657	16,178	6,207	56,835	63,042	35,410	27,632	30,027	—	2000
Avalon Melville (1)	Melville, NY	494	9,228	50,063	23,225	9,228	73,288	82,516	48,019	34,497	37,757	—	1997
Avalon White Plains	White Plains, NY	407	15,391	137,312	2,510	15,391	139,822	155,213	60,602	94,611	99,236	—	2009
Avalon Rockville Centre I	Rockville Centre, NY	349	32,212	78,806	7,106	32,212	85,912	118,124	31,394	86,730	89,941	—	2012
Avalon Green II	Elmsford, NY	444	27,765	77,560	3,659	27,765	81,219	108,984	27,517	81,467	83,880	—	2012

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Garden City	Garden City, NY	204	$18,205	$49,326	$1,101	$18,205	$50,427	$68,632	$16,632	$52,000	$53,587	$—	2013
Avalon Ossining	Ossining, NY	168	6,392	30,313	502	6,392	30,815	37,207	8,515	28,692	29,688	—	2014
Avalon Huntington Station	Huntington Station, NY	303	21,899	58,437	570	21,899	59,007	80,906	15,552	65,354	67,135	—	2014
Avalon Green III	Elmsford, NY	68	4,985	17,300	162	4,985	17,462	22,447	3,760	18,687	19,346	—	2016
Avalon Great Neck	Great Neck, NY	191	14,777	65,412	33	14,777	65,445	80,222	11,736	68,486	71,269	—	2017
Avalon Rockville Centre II	Rockville Centre, NY	165	7,534	50,981	2	7,534	50,983	58,517	8,716	49,801	51,913	—	2017
Avalon Somers	Somers, NY	152	5,610	40,591	24	5,610	40,615	46,225	6,779	39,446	41,054	—	2018
Avalon Westbury	Westbury, NY	396	69,620	43,781	14,714	69,620	58,495	128,115	25,996	102,119	103,536	—	2006/2013
Total New York - Suburban		3,987	$246,324	$779,323	$88,316	$246,324	$867,639	$1,113,963	$341,093	$772,870	$801,356	$—

New Jersey
Avalon Cove	Jersey City, NJ	504	$8,760	$82,422	$31,488	$8,760	$113,910	$122,670	$81,706	$40,964	$43,525	$—	1997
Avalon at Edgewater I	Edgewater, NJ	168	5,982	24,389	9,676	5,982	34,065	40,047	21,245	18,802	20,203	—	2002
Avalon at Florham Park	Florham Park, NJ	270	6,647	34,906	16,926	6,647	51,832	58,479	31,760	26,719	28,581	—	2001
Avalon North Bergen	North Bergen, NJ	164	8,984	30,994	1,255	8,984	32,249	41,233	10,983	30,250	31,192	—	2012
Avalon at Wesmont Station I	Wood-Ridge, NJ	266	14,682	41,610	2,865	14,682	44,475	59,157	14,925	44,232	45,213	—	2012
Avalon Hackensack at Riverside (4)	Hackensack, NJ	226	9,939	44,619	1,653	9,939	46,272	56,211	13,808	42,403	33,551	—	2013
Avalon at Wesmont Station II	Wood-Ridge, NJ	140	6,502	16,863	488	6,502	17,351	23,853	5,367	18,486	18,945	—	2013
Avalon Bloomingdale	Bloomingdale, NJ	174	3,006	27,801	435	3,006	28,236	31,242	8,138	23,104	23,814	—	2014
Avalon Wharton	Wharton, NJ	247	2,273	48,609	1,465	2,273	50,074	52,347	12,285	40,062	40,947	—	2015
Avalon Bloomfield Station (2)	Bloomfield, NJ	224	10,701	36,430	147	10,701	36,577	47,278	8,630	38,648	39,918	—	2015
Avalon Roseland	Roseland, NJ	136	11,288	34,868	141	11,288	35,009	46,297	8,291	38,006	39,184	—	2015
Avalon Princeton	Princeton, NJ	280	26,461	68,003	799	26,461	68,802	95,263	12,914	82,349	84,921	—	2017
Avalon Union	Union, NJ	202	11,695	36,315	99	11,695	36,414	48,109	7,771	40,338	41,666	—	2016
Avalon Hoboken	Hoboken, NJ	217	37,237	90,278	6,779	37,237	97,057	134,294	25,636	108,658	112,056	—	2008/2016
Avalon Maplewood	Maplewood, NJ	235	15,179	49,425	139	15,179	49,564	64,743	8,845	55,898	58,458	—	2018
Avalon Piscataway	Piscataway, NJ	360	14,329	75,897	12	14,329	75,909	90,238	9,206	81,032	83,974	—	2019
Avalon at Edgewater II	Edgewater, NJ	240	8,605	60,810	—	8,605	60,810	69,415	8,782	60,633	63,194	—	2018
Total New Jersey		4,053	$202,270	$804,239	$74,367	$202,270	$878,606	$1,080,876	$290,292	$790,584	$809,342	$—

TOTAL METRO NY/NJ		11,828	$985,924	$2,852,457	$274,175	$985,924	$3,126,632	$4,112,556	$1,102,671	$3,009,885	$3,100,965	$356,800

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
MID-ATLANTIC
Washington Metro/Baltimore, MD
Avalon at Foxhall	Washington, D.C.	308	$6,848	$27,614	$20,906	$6,848	$48,520	$55,368	$38,110	$17,258	$18,453	$—	1982/1994
Avalon at Gallery Place	Washington, D.C.	203	8,800	39,658	4,369	8,800	44,027	52,827	27,661	25,166	26,289	—	2003
AVA H Street	Washington, D.C.	138	7,425	25,282	206	7,425	25,488	32,913	8,425	24,488	25,314	—	2013
Avalon The Albemarle	Washington, D.C.	234	25,140	52,459	9,955	25,140	62,414	87,554	22,649	64,905	66,580	—	1966/2013
eaves Tunlaw Gardens	Washington, D.C.	166	16,430	22,902	2,654	16,430	25,556	41,986	9,303	32,683	33,450	—	1944/2013
The Statesman	Washington, D.C.	281	38,140	35,352	6,200	38,140	41,552	79,692	15,825	63,867	64,710	—	1961/2013
eaves Glover Park	Washington, D.C.	120	9,580	26,532	2,839	9,580	29,371	38,951	10,841	28,110	28,920	—	1953/2013
AVA Van Ness (1)	Washington, D.C.	269	22,890	58,691	23,142	22,890	81,833	104,723	24,882	79,841	81,329	—	1978/2013
Avalon First and M	Washington, D.C.	469	43,700	153,950	4,402	43,700	158,352	202,052	50,346	151,706	156,732	—	2012/2013
AVA NoMa	Washington, D.C.	438	25,246	114,933	884	25,246	115,817	141,063	22,102	118,961	123,946	—	2018
eaves Washingtonian Center	North Potomac, MD	288	4,047	18,553	5,684	4,047	24,237	28,284	18,888	9,396	9,966	—	1996
eaves Columbia Town Center	Columbia, MD	392	8,802	35,536	14,000	8,802	49,536	58,338	27,806	30,532	31,564	—	1986/1993
Avalon at Grosvenor Station	Bethesda, MD	497	29,159	52,993	6,945	29,159	59,938	89,097	36,126	52,971	54,347	—	2004
Avalon at Traville	Rockville, MD	520	14,365	55,398	7,739	14,365	63,137	77,502	38,383	39,119	41,355	—	2004
AVA Wheaton	Wheaton, MD	319	6,494	69,027	95	6,494	69,122	75,616	11,705	63,911	66,576	—	2018
Avalon Hunt Valley	Hunt Valley, MD	332	10,872	62,992	43	10,872	63,035	73,907	11,598	62,309	64,682	—	2017
Avalon Laurel	Laurel, MD	344	10,130	61,685	86	10,130	61,771	71,901	11,961	59,940	62,170	—	2017
Avalon Fairway Hills - Meadows	Columbia, MD	192	2,323	9,297	5,119	2,323	14,416	16,739	11,054	5,685	6,121	—	1987/1996
Avalon Fairway Hills - Woods (1)	Columbia, MD	336	3,958	15,839	14,246	3,958	30,085	34,043	18,929	15,114	15,354	—	1987/1996
Avalon Arundel Crossing	Linthicum Heights, MD	310	12,208	69,888	2,580	12,208	72,468	84,676	12,606	72,070	75,145	—	2018/2018
Kanso Silver Spring	Silver Spring, MD	151	3,471	41,393	1,016	3,471	42,409	45,880	4,737	41,143	42,724	—	2009/2019
Avalon Russett	Laurel, MD	238	10,200	47,524	4,665	10,200	52,189	62,389	18,723	43,666	45,018	32,200	1999/2013
eaves Fair Lakes	Fairfax, VA	420	6,096	24,400	13,732	6,096	38,132	44,228	27,144	17,084	17,510	—	1989/1996
eaves Fairfax City	Fairfax, VA	141	2,152	8,907	5,726	2,152	14,633	16,785	10,105	6,680	7,131	—	1988/1997
Avalon Tysons Corner	Tysons Corner, VA	558	13,851	43,397	15,381	13,851	58,778	72,629	41,264	31,365	32,482	—	1996
Avalon at Arlington Square	Arlington, VA	842	22,041	90,296	33,327	22,041	123,623	145,664	71,324	74,340	78,296	—	2001
Avalon Park Crest	Tysons Corner, VA	354	13,554	63,526	1,148	13,554	64,674	78,228	21,088	57,140	59,222	—	2013
eaves Fairfax Towers (1)	Falls Church, VA	415	17,889	74,727	15,983	17,889	90,710	108,599	32,034	76,565	79,810	—	1978/2011
Avalon Mosaic	Fairfax, VA	531	33,490	75,801	472	33,490	76,273	109,763	21,584	88,179	90,752	—	2014
Avalon Potomac Yard	Alexandria, VA	323	24,225	81,982	2,996	24,225	84,978	109,203	21,942	87,261	90,551	—	2014/2016
Avalon Clarendon	Arlington, VA	300	22,573	95,355	9,841	22,573	105,196	127,769	25,243	102,526	106,458	—	2002/2016
Avalon Columbia Pike	Arlington, VA	269	18,830	82,427	4,448	18,830	86,875	105,705	19,652	86,053	89,191	—	2009/2016
Avalon Dunn Loring	Vienna, VA	440	29,377	115,465	8,235	29,377	123,700	153,077	28,138	124,939	130,459	—	2012/2017

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
eaves Tysons Corner	Vienna, VA	217	$16,030	$45,420	$3,512	$16,030	$48,932	$64,962	$18,745	$46,217	$47,822	$—	1980/2013
AVA Ballston Square	Arlington, VA	714	71,640	215,937	43,290	71,640	259,227	330,867	84,032	246,835	254,311	—	1992/2013
Avalon Courthouse Place	Arlington, VA	564	56,550	178,032	15,783	56,550	193,815	250,365	64,153	186,212	189,316	—	1999/2013
Avalon Arlington North (1)	Arlington, VA	228	21,600	59,076	2,035	21,600	61,111	82,711	17,227	65,484	66,951	—	2014
Avalon Reston Landing	Reston, VA	400	26,710	83,084	11,692	26,710	94,776	121,486	35,119	86,367	87,262	—	2000/2013
Avalon Falls Church	Falls Church, VA	384	39,544	66,160	128	39,544	66,288	105,832	15,780	90,052	92,531	—	2016
TOTAL MID-ATLANTIC		13,645	$756,380	$2,501,490	$325,504	$756,380	$2,826,994	$3,583,374	$1,007,234	$2,576,140	$2,660,800	$32,200

DENVER, CO
Avalon Denver West	Lakewood, CO	252	$8,047	$67,861	$2,296	$8,047	$70,157	$78,204	$14,211	$63,993	$66,566	$—	2016/2017
Avalon Meadows at Castle Rock	Castle Rock, CO	240	8,527	64,565	1,062	8,527	65,627	74,154	10,213	63,941	66,730	—	2018/2018
Avalon Red Rocks	Littleton, CO	256	4,461	70,103	1,553	4,461	71,656	76,117	11,586	64,531	67,742	—	2018/2018
Avalon Southlands	Aurora, CO	338	5,101	85,184	1,675	5,101	86,859	91,960	12,771	79,189	83,056	—	2018/2019
TOTAL DENVER, CO		1,086	$26,136	$287,713	$6,586	$26,136	$294,299	$320,435	$48,781	$271,654	$284,094	$—

SOUTHEAST FLORIDA
Avalon 850 Boca	Boca Raton, FL	370	$21,430	$114,085	$4,860	$21,430	$118,945	$140,375	$22,405	$117,970	$122,060	$—	2017/2017
Avalon West Palm Beach	West Palm Beach, FL	290	9,597	90,950	3,928	9,597	94,878	104,475	14,739	89,736	92,899	—	2018/2018
Avalon Bonterra	Hialeah, FL	314	16,655	70,822	2,919	16,655	73,741	90,396	10,811	79,585	82,625	—	2018/2019
Avalon Toscana	Margate, FL	240	9,213	49,705	1,835	9,213	51,540	60,753	6,049	54,704	56,541	—	2016/2019
TOTAL SOUTHEAST FLORIDA		1,214	$56,895	$325,562	$13,542	$56,895	$339,104	$395,999	$54,004	$341,995	$354,125	$—

PACIFIC NORTHWEST
Seattle, WA
Avalon at Bear Creek	Redmond, WA	264	$6,786	$27,641	$6,511	$6,786	$34,152	$40,938	$26,387	$14,551	$15,204	$—	1998/1998
Avalon Bellevue	Bellevue, WA	201	6,664	24,119	4,301	6,664	28,420	35,084	19,452	15,632	15,672	—	2001
Avalon RockMeadow	Bothell, WA	206	4,777	19,765	3,958	4,777	23,723	28,500	17,364	11,136	11,978	—	2000/2000
Avalon ParcSquare	Redmond, WA	124	3,789	15,139	4,401	3,789	19,540	23,329	13,746	9,583	9,932	—	2000/2000
AVA Belltown	Seattle, WA	100	5,644	12,733	2,001	5,644	14,734	20,378	9,974	10,404	10,283	—	2001
Avalon Meydenbauer	Bellevue, WA	368	12,697	77,450	5,253	12,697	82,703	95,400	38,325	57,075	58,959	—	2008
Avalon Towers Bellevue (3)	Bellevue, WA	397	—	123,029	2,426	—	125,455	125,455	49,144	76,311	80,021	—	2011
AVA Queen Anne	Seattle, WA	203	12,081	41,618	1,333	12,081	42,951	55,032	15,049	39,983	41,139	—	2012
AVA Ballard	Seattle, WA	265	16,460	46,926	1,347	16,460	48,273	64,733	15,430	49,303	50,836	—	2013
Avalon Alderwood I	Lynnwood, WA	367	12,294	55,627	100	12,294	55,727	68,021	14,671	53,350	55,272	—	2015
AVA Capitol Hill	Seattle, WA	249	20,613	59,986	1,510	20,613	61,496	82,109	13,826	68,283	70,636	—	2016
Avalon Esterra Park	Redmond, WA	482	23,178	112,986	1,348	23,178	114,334	137,512	21,967	115,545	119,784	—	2017

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Alderwood II	Redmond, WA	124	$5,072	$21,418	$14	$5,072	$21,432	$26,504	$4,135	$22,369	$23,127	$—	2016
Avalon Newcastle Commons I	Newcastle, WA	378	9,649	112,456	1,049	9,649	113,505	123,154	18,081	105,073	108,810	—	2017
AVA Esterra Park	Redmond, WA	323	16,405	74,569	—	16,405	74,569	90,974	8,161	82,813	85,845	—	2019
Archstone Redmond Lakeview	Redmond, WA	166	10,250	26,842	5,216	10,250	32,058	42,308	12,677	29,631	30,217	—	1987/2013
TOTAL PACIFIC NORTHWEST		4,217	$166,359	$852,304	$40,768	$166,359	$893,072	$1,059,431	$298,389	$761,042	$787,715	$—

NORTHERN CALIFORNIA
San Jose, CA
Avalon Campbell	Campbell, CA	348	$11,830	$47,828	$14,961	$11,830	$62,789	$74,619	$44,026	$30,593	$32,377	$—	1995
eaves San Jose	San Jose, CA	442	12,920	53,047	20,013	12,920	73,060	85,980	45,811	40,169	42,111	—	1985/1996
Avalon on the Alameda	San Jose, CA	305	6,119	50,225	13,878	6,119	64,103	70,222	43,915	26,307	28,113	—	1999
Avalon Silicon Valley	Sunnyvale, CA	712	20,713	99,573	36,482	20,713	136,055	156,768	90,737	66,031	69,922	—	1998
Avalon Mountain View	Mountain View, CA	248	9,755	39,393	12,770	9,755	52,163	61,918	37,632	24,286	25,477	—	1986
eaves Creekside	Mountain View, CA	296	6,546	26,263	22,103	6,546	48,366	54,912	32,434	22,478	23,859	—	1962/1997
Avalon at Cahill Park	San Jose, CA	218	4,765	47,600	4,204	4,765	51,804	56,569	33,516	23,053	24,035	—	2002
Avalon Towers on the Peninsula	Mountain View, CA	211	9,560	56,136	14,806	9,560	70,942	80,502	41,731	38,771	41,194	—	2002
Avalon Morrison Park	San Jose, CA	250	13,837	64,534	965	13,837	65,499	79,336	18,220	61,116	63,019	—	2014
Avalon Willow Glen	San Jose, CA	412	46,060	81,957	7,615	46,060	89,572	135,632	33,991	101,641	105,215	—	2002/2013
eaves West Valley	San Jose, CA	873	90,890	132,040	14,375	90,890	146,415	237,305	53,782	183,523	188,220	—	1970/2013
eaves Mountain View at Middlefield	Mountain View, CA	402	64,070	69,018	15,706	64,070	84,724	148,794	32,319	116,475	118,876	—	1969/2013
Total San Jose, CA		4,717	$297,065	$767,614	$177,878	$297,065	$945,492	$1,242,557	$508,114	$734,443	$762,418	$—

Oakland - East Bay, CA
Avalon Fremont (1)	Fremont, CA	308	$10,746	$43,399	$20,895	$10,746	$64,294	$75,040	$41,238	$33,802	$26,076	$—	1992/1994
eaves Dublin	Dublin, CA	204	5,276	19,642	12,898	5,276	32,540	37,816	22,253	15,563	16,204	—	1989/1997
eaves Pleasanton (1)	Pleasanton, CA	456	11,610	46,552	28,665	11,610	75,217	86,827	49,131	37,696	34,590	—	1988/1994
eaves Union City	Union City, CA	208	4,249	16,820	4,430	4,249	21,250	25,499	16,773	8,726	9,318	—	1973/1996
eaves Fremont	Fremont, CA	235	6,581	26,583	11,328	6,581	37,911	44,492	27,572	16,920	17,641	—	1985/1994
Avalon Union City	Union City, CA	439	14,732	104,024	3,635	14,732	107,659	122,391	45,362	77,029	79,035	—	2009
Avalon Walnut Creek (3)	Walnut Creek, CA	422	—	148,846	5,845	—	154,691	154,691	60,751	93,940	99,738	4,161	2010
Avalon Dublin Station	Dublin, CA	253	7,772	72,142	1,153	7,772	73,295	81,067	20,162	60,905	63,419	—	2014
Avalon Dublin Station II	Dublin, CA	252	7,762	76,587	345	7,762	76,932	84,694	15,697	68,997	71,719	—	2016
eaves Walnut Creek	Walnut Creek, CA	510	30,320	82,375	17,731	30,320	100,106	130,426	34,225	96,201	99,627	—	1987/2013
Avalon Walnut Ridge I	Walnut Creek, CA	106	9,860	19,850	5,790	9,860	25,640	35,500	8,633	26,867	27,441	—	2000/2013
Avalon Walnut Ridge II	Walnut Creek, CA	360	27,190	57,041	13,920	27,190	70,961	98,151	24,762	73,389	76,041	—	1989/2013
Avalon Berkeley	Berkeley, CA	94	4,500	28,689	78	4,500	28,767	33,267	7,490	25,777	26,752	—	2014
Total Oakland - East Bay, CA		3,847	$140,598	$742,550	$126,713	$140,598	$869,263	$1,009,861	$374,049	$635,812	$647,601	$4,161

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
San Francisco, CA
eaves Daly City	Daly City, CA	195	$4,230	$9,659	$21,046	$4,230	$30,705	$34,935	$22,305	$12,630	$13,645	$—	1972/1997
AVA Nob Hill	San Francisco, CA	185	5,403	21,567	10,054	5,403	31,621	37,024	21,638	15,386	15,152	—	1990/1995
eaves Foster City	Foster City, CA	288	7,852	31,445	13,338	7,852	44,783	52,635	32,013	20,622	22,074	—	1973/1994
eaves Pacifica	Pacifica, CA	220	6,125	24,796	4,711	6,125	29,507	35,632	23,101	12,531	13,509	—	1971/1995
Avalon Sunset Towers	San Francisco, CA	243	3,561	21,321	16,837	3,561	38,158	41,719	25,333	16,386	17,689	—	1961/1996
Avalon at Mission Bay I	San Francisco, CA	250	14,029	78,452	9,338	14,029	87,790	101,819	55,671	46,148	49,567	—	2003
Avalon at Mission Bay III	San Francisco, CA	260	28,687	119,156	879	28,687	120,035	148,722	51,009	97,713	101,615	—	2009
Avalon Ocean Avenue	San Francisco, CA	173	5,544	50,906	2,527	5,544	53,433	58,977	18,068	40,909	42,449	—	2012
AVA 55 Ninth	San Francisco, CA	273	20,267	97,321	1,268	20,267	98,589	118,856	27,297	91,559	94,980	—	2014
Avalon Hayes Valley	San Francisco, CA	182	12,595	81,228	203	12,595	81,431	94,026	19,639	74,387	77,231	—	2015
Avalon Dogpatch	San Francisco, CA	326	23,523	180,698	232	23,523	180,930	204,453	27,301	177,152	184,327	—	2018
Avalon San Bruno I	San Bruno, CA	300	40,780	68,684	7,448	40,780	76,132	116,912	27,733	89,179	91,800	62,350	2004/2013
Avalon San Bruno II	San Bruno, CA	185	23,787	44,934	2,769	23,787	47,703	71,490	15,744	55,746	57,304	—	2007/2013
Avalon San Bruno III	San Bruno, CA	187	33,303	62,910	3,318	33,303	66,228	99,531	22,003	77,528	79,660	51,000	2010/2013
Total San Francisco, CA		3,267	$229,686	$893,077	$93,968	$229,686	$987,045	$1,216,731	$388,855	$827,876	$861,002	$113,350

TOTAL NORTHERN CALIFORNIA		11,831	$667,349	$2,403,241	$398,559	$667,349	$2,801,800	$3,469,149	$1,271,018	$2,198,131	$2,271,021	$117,511

SOUTHERN CALIFORNIA
Los Angeles, CA
AVA Burbank	Burbank, CA	748	$22,483	$28,104	$53,051	$22,483	$81,155	$103,638	$51,937	$51,701	$53,182	$—	1961/1997
Avalon Woodland Hills (1)	Woodland Hills, CA	663	23,828	40,372	59,677	23,828	100,049	123,877	58,908	64,969	61,517	—	1989/1997
eaves Warner Center	Woodland Hills, CA	227	7,045	12,986	12,595	7,045	25,581	32,626	19,647	12,979	13,743	—	1979/1998
Avalon Glendale (3)	Glendale, CA	223	—	42,564	3,062	—	45,626	45,626	28,549	17,077	18,543	—	2003
Avalon Burbank	Burbank, CA	400	14,053	56,827	27,370	14,053	84,197	98,250	49,108	49,142	51,168	—	1988/2002
Avalon Camarillo	Camarillo, CA	249	8,446	40,290	3,131	8,446	43,421	51,867	23,030	28,837	30,389	—	2006
Avalon Wilshire	Los Angeles, CA	123	5,459	41,182	5,935	5,459	47,117	52,576	23,132	29,444	31,487	—	2007
Avalon Encino	Encino, CA	131	12,789	49,073	1,744	12,789	50,817	63,606	22,953	40,653	42,003	—	2008
Avalon Warner Place	Canoga Park, CA	210	7,920	44,845	2,546	7,920	47,391	55,311	21,563	33,748	34,119	—	2008
AVA Little Tokyo	Los Angeles, CA	280	14,734	94,001	1,883	14,734	95,884	110,618	24,935	85,683	89,164	—	2015
eaves Phillips Ranch	Pomona, CA	503	9,796	41,740	6,373	9,796	48,113	57,909	18,107	39,802	40,027	—	1989/2011
eaves San Dimas	San Dimas, CA	102	1,916	7,819	1,924	1,916	9,743	11,659	3,969	7,690	7,893	—	1978/2011
eaves San Dimas Canyon	San Dimas, CA	156	2,953	12,428	1,537	2,953	13,965	16,918	5,431	11,487	11,731	—	1981/2011
AVA Pasadena	Pasadena, CA	84	8,400	11,547	6,176	8,400	17,723	26,123	5,745	20,378	20,862	—	1973/2012
eaves Cerritos	Artesia, CA	151	8,305	21,195	1,932	8,305	23,127	31,432	7,633	23,799	24,473	—	1973/2012

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Playa Vista	Los Angeles, CA	309	$30,900	$72,008	$7,926	$30,900	$79,934	$110,834	$27,492	$83,342	$86,393	$—	2006/2012
Avalon San Dimas	San Dimas, CA	156	9,141	30,726	133	9,141	30,859	40,000	8,340	31,660	32,780	—	2014
Avalon Glendora	Glendora, CA	280	18,311	64,303	544	18,311	64,847	83,158	14,600	68,558	70,990	—	2016
Avalon West Hollywood	West Hollywood, CA	294	35,214	119,105	1,818	35,214	120,923	156,137	21,037	135,100	139,902	—	2017
Avalon Mission Oaks	Camarillo, CA	160	9,600	37,602	1,773	9,600	39,375	48,975	11,723	37,252	38,651	—	2014
Avalon Chino Hills	Chino Hills, CA	331	16,617	79,829	110	16,617	79,939	96,556	13,762	82,794	85,630	—	2017
AVA North Hollywood	North Hollywood, CA	156	18,408	52,280	2,054	18,408	54,334	72,742	12,185	60,557	62,674	—	2015/2016
Avalon Cerritos	Cerritos, CA	132	8,869	51,452	724	8,869	52,176	61,045	6,229	54,816	56,826	30,250	2017/2019
Avalon Simi Valley	Simi Valley, CA	500	42,020	73,361	9,214	42,020	82,575	124,595	28,956	95,639	95,977	—	2007/2013
AVA Studio City II	Studio City, CA	101	4,626	22,954	7,892	4,626	30,846	35,472	10,053	25,419	26,537	—	1991/2013
Avalon Studio City	Studio City, CA	276	15,756	78,178	18,815	15,756	96,993	112,749	32,673	80,076	84,386	—	2002/2013
Avalon Calabasas	Calabasas, CA	600	42,720	107,642	24,105	42,720	131,747	174,467	52,984	121,483	127,837	—	1988/2013
Avalon Oak Creek	Agoura Hills, CA	336	43,540	79,974	7,481	43,540	87,455	130,995	36,802	94,193	97,655	—	2004/2013
Avalon Santa Monica on Main	Santa Monica, CA	133	32,000	60,770	14,821	32,000	75,591	107,591	24,484	83,107	85,032	—	2007/2013
Avalon Del Mar Station	Pasadena, CA	347	20,560	106,556	4,605	20,560	111,161	131,721	35,802	95,919	99,432	—	2006/2013
eaves Old Town Pasadena	Pasadena, CA	96	9,110	15,371	7,315	9,110	22,686	31,796	7,746	24,050	24,914	—	1972/2013
eaves Thousand Oaks	Thousand Oaks, CA	154	13,950	20,211	5,509	13,950	25,720	39,670	11,314	28,356	29,475	—	1992/2013
eaves Los Feliz	Los Angeles, CA	263	18,940	43,661	13,410	18,940	57,071	76,011	19,234	56,777	58,685	41,400	1989/2013
AVA Toluca Hills	Los Angeles, CA	1,151	86,450	161,256	90,853	86,450	252,109	338,559	76,300	262,259	270,938	—	1973/2013
eaves Woodland Hills	Woodland Hills, CA	883	68,940	90,549	21,149	68,940	111,698	180,638	43,653	136,985	138,762	111,500	1971/2013
Avalon Thousand Oaks Plaza	Thousand Oaks, CA	148	12,810	22,581	3,122	12,810	25,703	38,513	10,193	28,320	28,867	—	2002/2013
Avalon Pasadena	Pasadena, CA	120	10,240	31,558	6,809	10,240	38,367	48,607	12,747	35,860	37,199	—	2004/2013
AVA Studio City I	Studio City, CA	450	17,658	90,715	37,065	17,658	127,780	145,438	39,562	105,876	110,132	—	1987/2013
Total Los Angeles, CA		11,626	$734,507	$2,057,615	$476,183	$734,507	$2,533,798	$3,268,305	$922,518	$2,345,787	$2,419,975	$183,150

Orange County, CA
AVA Newport	Costa Mesa, CA	145	$1,975	$3,814	$10,088	$1,975	$13,902	$15,877	$8,877	$7,000	$7,414	$—	1956/1996
eaves Mission Viejo	Mission Viejo, CA	166	2,517	9,257	4,893	2,517	14,150	16,667	10,952	5,715	5,915	—	1984/1996
eaves South Coast	Costa Mesa, CA	258	4,709	16,063	14,097	4,709	30,160	34,869	20,986	13,883	14,680	—	1973/1996
eaves Santa Margarita	Rancho Santa Margarita, CA	301	4,607	16,911	12,820	4,607	29,731	34,338	20,129	14,209	14,484	—	1990/1997
eaves Huntington Beach	Huntington Beach, CA	304	4,871	19,745	12,109	4,871	31,854	36,725	24,699	12,026	12,614	—	1971/1997
Avalon Irvine I	Irvine, CA	279	9,911	67,520	3,922	9,911	71,442	81,353	29,547	51,806	53,014	—	2010
Avalon Irvine II	Irvine, CA	179	4,358	40,905	534	4,358	41,439	45,797	13,049	32,748	34,048	—	2013
eaves Lake Forest	Lake Forest, CA	225	5,199	21,134	4,909	5,199	26,043	31,242	10,067	21,175	21,816	—	1975/2011
Avalon Baker Ranch	Lake Forest, CA	430	31,689	98,004	516	31,689	98,520	130,209	23,819	106,390	109,585	—	2015
Avalon Irvine III	Irvine, CA	156	11,607	43,973	66	11,607	44,039	55,646	9,274	46,372	47,982	—	2016
eaves Seal Beach (1)	Seal Beach, CA	549	46,790	99,999	37,744	46,790	137,743	184,533	41,799	142,734	147,985	—	1971/2013

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Huntington Beach	Huntington Beach, CA	378	$13,055	$105,981	$726	$13,055	$106,707	$119,762	$20,347	$99,415	$103,010	$—	2017
Total Orange County, CA		3,370	$141,288	$543,306	$102,424	$141,288	$645,730	$787,018	$233,545	$553,473	$572,547	$—

San Diego, CA
AVA Pacific Beach	San Diego, CA	564	$9,922	$40,580	$42,944	$9,922	$83,524	$93,446	$52,968	$40,478	$43,072	$—	1969/1997
eaves Mission Ridge	San Diego, CA	200	2,710	10,924	13,723	2,710	24,647	27,357	18,586	8,771	9,622	—	1960/1997
eaves San Marcos	San Marcos, CA	184	3,277	13,385	5,767	3,277	19,152	22,429	6,397	16,032	16,215	—	1988/2011
eaves Rancho Penasquitos	San Diego, CA	250	6,692	27,143	8,490	6,692	35,633	42,325	12,724	29,601	28,631	—	1986/2011
Avalon Vista	Vista, CA	221	12,689	43,328	800	12,689	44,128	56,817	10,802	46,015	47,402	—	2015
eaves La Mesa	La Mesa, CA	168	9,490	28,482	3,907	9,490	32,389	41,879	13,188	28,691	29,644	—	1989/2013
Avalon La Jolla Colony	San Diego, CA	180	16,760	27,694	12,386	16,760	40,080	56,840	14,524	42,316	43,561	—	1987/2013
Total San Diego, CA		1,767	$61,540	$191,536	$88,017	$61,540	$279,553	$341,093	$129,189	$211,904	$218,147	$—

TOTAL SOUTHERN CALIFORNIA		16,763	$937,335	$2,792,457	$666,624	$937,335	$3,459,081	$4,396,416	$1,285,252	$3,111,164	$3,210,669	$183,150

TOTAL SAME STORE		70,120	$3,972,708	$14,015,659	$2,136,576	$3,972,708	$16,152,235	$20,124,943	$5,896,032	$14,228,911	$14,699,288	$770,431

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
OTHER STABILIZED
Avalon Public Market (2)	Emeryville, CA	289	$27,394	$143,465	$211	$27,394	$143,676	$171,070	$10,731	$160,339	$165,207	$—	2020
Avalon Fort Lauderdale	Fort Lauderdale, FL	243	20,029	121,879	6,613	20,029	128,492	148,521	1,882	146,639	—	—	2021
Avalon Miramar	Miramar, FL	380	17,959	109,954	5,387	17,959	115,341	133,300	2,173	131,127	—	—	2021
Avalon Saugus	Saugus, MA	280	17,805	72,545	1,070	17,805	73,615	91,420	7,225	84,195	86,968	—	2019
Avalon Norwood	Norwood, MA	198	9,445	51,095	934	9,445	52,029	61,474	4,502	56,972	58,949	—	2020
Avalon Arundel Crossing East	Linthicum Heights, MD	384	9,933	108,703	2,283	9,933	110,986	120,919	5,890	115,029	—	—	2021
Hub South End	Charlotte, NC	265	13,723	87,606	2,526	13,723	90,132	103,855	2,120	101,735	—	—	2021
Three30Five	Charlotte, NC	164	9,367	43,460	664	9,367	44,124	53,491	824	52,667	—	—	2021
Hawk (2)	Charlotte, NC	71	2,564	43,826	223	2,564	44,049	46,613	98	46,515	—	—	2021
Avalon Princeton Junction	West Windsor, NJ	512	5,585	21,752	28,960	5,585	50,712	56,297	33,535	22,762	22,874	—	1988/1993
Avalon West Long Branch (5)	West Long Branch, NJ	180	2,721	22,925	530	2,721	23,455	26,176	9,111	17,065	17,691	—	2011
Avalon Boonton	Boonton, NJ	350	3,595	89,407	12	3,595	89,419	93,014	8,762	84,252	87,306	—	2019
Avalon Teaneck	Teaneck, NJ	248	12,588	60,086	—	12,588	60,086	72,674	5,346	67,328	69,600	—	2020
Avalon Lakeside	Flower Mound, TX	425	15,073	97,338	4,854	15,073	102,192	117,265	4,386	112,879	—	—	2021
Avalon Belltown Towers	Seattle, WA	274	24,638	121,064	1,340	24,638	122,404	147,042	11,705	135,337	140,188	—	2019
Avalon North Creek	Bothell, WA	316	13,498	69,004	—	13,498	69,004	82,502	6,459	76,043	78,855	—	2020
eaves Redmond Campus	Redmond, WA	374	15,665	80,985	32,986	15,665	113,971	129,636	38,601	91,035	109,602	—	1991/2013
The Park Loggia Commercial (7)	New York, NY	N/A	77,392	76,533	1,283	77,392	77,816	155,208	6,245	148,963	149,987	—	N/A
TOTAL OTHER STABILIZED		4,953	$298,974	$1,421,627	$89,876	$298,974	$1,511,503	$1,810,477	$159,595	$1,650,882	$987,227	$—

LEASE-UP
AVA Hollywood at La Pietra Place	Hollywood, CA	695	$99,309	$271,881	$95	$99,309	$271,976	$371,285	$16,183	$355,102	$363,734	$—	2021
Avalon Walnut Creek II (3)	Walnut Creek, CA	200	—	112,716	255	—	112,971	112,971	5,547	107,424	109,501	—	2020
Avalon Monrovia	Monrovia, CA	154	12,125	56,082	174	12,125	56,256	68,381	1,112	67,269	46,571	—	2021
Avalon Doral	Doral, FL	350	21,892	92,894	—	21,892	92,894	114,786	4,164	110,622	109,321	—	2020
Avalon Acton II	Acton, MA	86	1,720	29,294	—	1,720	29,294	31,014	1,277	29,737	28,803	—	2021
Avalon Marlborough II	Marlborough, MA	123	5,523	36,381	—	5,523	36,381	41,904	1,747	40,157	39,790	—	2020
Avalon Easton II	Easton, MA	44	568	13,551	—	568	13,551	14,119	87	14,032	2,589	—	2021
Kanso Twinbrook	Rockville, MD	238	9,147	56,631	—	9,147	56,631	65,778	1,920	63,858	58,348	—	2021
Avalon Towson	Towson, MD	371	12,889	97,898	—	12,889	97,898	110,787	5,679	105,108	106,488	—	2020
Avalon 555 President	Baltimore, MD	400	13,150	119,913	5	13,150	119,918	133,068	4,241	128,827	125,721	—	2021
Avalon Old Bridge	Old Bridge, NJ	252	6,893	64,922	10	6,893	64,932	71,825	2,601	69,224	63,053	—	2021
Avalon Yonkers	Yonkers, NY	590	28,098	187,557	—	28,098	187,557	215,655	9,650	206,005	202,661	—	2021

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

			2021								2020	2021
			Initial Cost			Total Cost
Community	City and state	# of homes	Land and improvements	Building / Construction in Progress & Improvements	Costs Subsequent to Acquisition / Construction	Land and improvements	Building / Construction in Progress & Improvements	Total	Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Total Cost, Net of Accumulated Depreciation	Encumbrances	Year of Completion/ Acquisition
Avalon Newcastle Commons II	Newcastle, WA	293	$6,976	$98,940	$145	$6,976	$99,085	$106,061	$2,792	$103,269	$99,669	$—	2021
TOTAL LEASE-UP		3,796	$218,290	$1,238,660	$684	$218,290	$1,239,344	$1,457,634	$57,000	$1,400,634	$1,356,249	$—

REDEVELOPMENT
AVA Ballston	Arlington, VA	344	$7,291	$29,177	$24,773	$7,291	$53,950	$61,241	$35,433	$25,808	$21,885	$—	1990
TOTAL REDEVELOPMENT		344	$7,291	$29,177	$24,773	$7,291	$53,950	$61,241	$35,433	$25,808	$21,885	$—

TOTAL CURRENT COMMUNITIES (6)		79,213	$4,497,263	$16,705,123	$2,251,909	$4,497,263	$18,957,032	$23,454,295	$6,148,060	$17,306,235	$17,064,649	$770,431

DEVELOPMENT (6)
Avalon Brea Place	Brea, CA	653	$31,037	$92,066	$154,265	$31,037	$246,331	$277,368	$1,536	$275,832	$202,845	$—	N/A
Avalon West Dublin	Dublin, CA	499	—	—	55,994	—	55,994	55,994	—	55,994	—	—	N/A
AVA RiNo	Denver, CO	246	4,560	21,636	53,225	4,560	74,861	79,421	—	79,421	49,279	—	N/A
Avalon Westminster Promenade	Denver, CO	312	—	—	22,949	—	22,949	22,949	—	22,949	—	—	N/A
Avalon Merrick Park	Miami, FL	254	—	—	42,274	—	42,274	42,274	—	42,274	—	—	N/A
Avalon Woburn	Woburn, MA	350	10,783	49,546	54,703	10,783	104,249	115,032	496	114,536	67,902	—	N/A
Avalon North Andover	North Andover, MA	170	—	—	22,363	—	22,363	22,363	—	22,363	—	—	N/A
Avalon Brighton	Boston, MA	180	—	—	29,586	—	29,586	29,586	—	29,586	—	—	N/A
Avalon Foundry Row	Owings Mill, MD	437	9,596	76,717	5,572	9,596	82,289	91,885	1,408	90,477	79,238	—	N/A
Avalon Montville	Montville, NJ	350	—	—	16,790	—	16,790	16,790	—	16,790	—	—	N/A
Avalon Somerville Station (2)	Somerville, NJ	375	—	—	52,998	—	52,998	52,998	—	52,998	25,385	—	N/A
Avalon Princeton Circle	Princeton, NJ	221	—	—	16,521	—	16,521	16,521	—	16,521	—	—	N/A
Avalon Harrison	Harrison, NY	143	3,305	18,022	43,024	3,305	61,046	64,351	176	64,175	38,436	—	N/A
Avalon Harbor Isle	Island Park, NY	172	—	—	54,379	—	54,379	54,379	—	54,379	27,163	—	N/A
Avalon Amityville	Amityville, NY	338	—	—	45,239	—	45,239	45,239	—	45,239	—	—	N/A
Avalon Bothell Commons	Bothell, WA	472	—	—	51,690	—	51,690	51,690	—	51,690	—	—	N/A
Avalon Redmond Campus	Redmond, WA	214	—	—	13,364	—	13,364	13,364	—	13,364	—	—	N/A
TOTAL DEVELOPMENT		5,386	$59,281	$257,987	$734,936	$59,281	$992,923	$1,052,204	$3,616	$1,048,588	$490,248	$—

Land Held for Development		N/A	$147,546	$—	$—	$147,546	$—	$147,546	$—	$147,546	$110,142	$—
Corporate Overhead		N/A	10,899	11,414	104,412	10,899	115,826	126,725	66,045	60,680	58,223	7,400,000
For-sale condominium inventory (7)	New York, NY	N/A	72,212	234,530	(160,207)	72,212	74,323	146,535	—	146,535	267,219	—	2019
2021 Disposed Communities		N/A	—	—	—	—	—	—	—	—	243,300	—
TOTAL		84,599	$4,787,201	$17,209,054	$2,931,050	$4,787,201	$20,140,104	$24,927,305	$6,217,721	$18,709,584	$18,233,781	$8,170,431	(8)
_________________________________

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

(1)     This community was under redevelopment for some or all of 2021, with the redevelopment activities not expected to materially impact community operations, and therefore this community is included in the Same Store portfolio and not classified as a Redevelopment Community.
(2)     Some or all of the land for this community is subject to a finance land lease.
(3)    Some or all of the land or associated parking structure for this community is subject to an operating lease.
(4)     In 2021, the Company acquired the land encumbered by a ground lease for this community.
(5) As of December 31, 2021, this community qualified as held for sale.
(6)    Current and Development Communities excludes Unconsolidated Communities and Unconsolidated Development Communities.
(7)    The Park Loggia is comprised of 172 for-sale residential condominiums, of which 123 have been sold as of December 31, 2021, and 66,000 square feet of commercial space. Real estate related to the sold condominiums is included in costs subsequent to acquisition/construction.
(8) Balance outstanding represents total amount due at maturity, and excludes deferred financing costs and debt discount associated with the unsecured and secured notes of $50,606 and $16,278, respectively.

AVALONBAY COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(Dollars in thousands)

Amounts include real estate assets held for sale.

Depreciation of AvalonBay Communities, Inc. building, improvements, upgrades and furniture, fixtures and equipment (FF&E) is calculated over the following useful lives, on a straight line basis:

Building—30 years

Improvements, upgrades and FF&E—not to exceed 7 years

The aggregate cost of total real estate for federal income tax purposes was approximately $23,903,081 at December 31, 2021.

The changes in total real estate assets for the years ended December 31, 2021, 2020 and 2019 are as follows:

	For the year ended
	12/31/2021	12/31/2020	12/31/2019
Balance, beginning of period	$23,962,222	$23,606,872	$22,342,576
Acquisitions, construction costs and improvements	1,588,314	860,594	1,615,949
Dispositions, including casualty losses and impairment loss on planned dispositions	(623,231)	(505,244)	(351,653)
Balance, end of period	$24,927,305	$23,962,222	$23,606,872

The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019, are as follows:

	For the year ended
	12/31/2021	12/31/2020	12/31/2019
Balance, beginning of period	$5,728,440	$5,173,883	$4,611,646
Depreciation, including discontinued operations	758,596	707,331	661,578
Dispositions, including casualty losses	(269,315)	(152,774)	(99,341)
Balance, end of period	$6,217,721	$5,728,440	$5,173,883